Form 10-Q
period 2009-09-30
PennyMac Mortgage Investment Trust
filed 2009-11-06
CIK 1464423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-0186273 (IRS Employer Identification No.)
27001 Agoura Road, Calabasas, California (Address of principal executive offices)	91301 (Zip Code)

(818) 224-7442
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2009
Common Shares of Beneficial Interest, $.01 par value	16,735,317

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

(Unaudited)

September 30, 2009
ASSETS
Cash	$2,200
Short-term investment	253,065
Mortgage-backed securities at fair value	68,059
Interest receivable	213
Prepaid insurance	650

Total assets	$324,187

LIABILITIES
Accounts payable and accrued liabilities	$150
Contingent underwriting fees payable	5,883
Payable to affiliate	3,814

Total liabilities	9,847

Commitments and contingencies	—
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 16,735,317 shares	167
Additional paid-in capital	314,903
Accumulated deficit	(730)

Total shareholders' equity	314,340

Total liabilities and shareholders' equity	$324,187

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share data)

(Unaudited)

Period from August 4, 2009 (Commencement of Operations) to September 30, 2009
Revenues
Interest income	$549
Appreciation in fair value of securities	267

Total revenues	816

Expenses
Management fees	812
Compensation	483
Insurance	131
Professional services	72
Other	48

Total expenses	1,546

Net loss	$(730)

Loss per share, basic and diluted	$(0.04)
Weighted average shares outstanding, basic and diluted	16,735,317

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at August 4, 2009 (Commencement of Operations)	—	$—	$1	$—	$1
Proceeds from share offerings	16,735,317	167	334,540	—	334,707
Underwriting and offering costs	—	—	(19,983)	—	(19,983)
Share-based compensation	—	—	345	—	345
Net loss	—	—	—	(730)	(730)

Balance at September 30, 2009	16,735,317	$167	$314,903	$(730)	$314,340

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Period from August 4, 2009 (Commencement of Operations) to September 30, 2009
Cash flows from operating activities:
Net loss	$(730)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion of discount on securities	(218)
Appreciation in fair value of securities	(267)
Share-based compensation expense	345
Increase in interest receivable	(213)
Increase in prepaid insurance	(650)
Increase in accounts payable and accrued liabilities	150
Increase in payable to affiliate	873

Net cash used by operating activities	(710)

Cash flows from investing activities:
Increase in short-term investment, net	(253,065)
Purchases of mortgage-backed securities	(69,453)
Proceeds from repayments of mortgage-backed securities	1,879

Net cash used by investing activities	(320,639)

Cash flows from financing activities:
Proceeds from issuances of common shares	334,706
Payment of common share issuance costs	(11,158)

Net cash provided by financing activities	323,548

Net increase in cash	2,199
Cash at beginning of period	1

Cash at end of period	$2,200

Supplemental Cash Flow Information:
Non-cash financing activities—recognition of contingently payable offering costs to:
Underwriters	$5,883
PNMAC Capital Management, LLC	$2,941

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Basis of Presentation

        PennyMac Mortgage Investment Trust ("PMT" or the "Company") was organized in Maryland on May 18, 2009, and commenced operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest ("shares"). The Company is a specialty finance company, which, through its subsidiaries, invests primarily in residential mortgage loans and mortgage-related assets. The Company's investment objective is to maximize the value of the mortgage loans that it intends to acquire, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances, through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes.

        The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986 (the "Internal Revenue Code") commencing with its taxable period ending on December 31, 2009. In order to maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to holders of shares.

        The Company is externally managed by an affiliate, PNMAC Capital Management, LLC ("PCM" or the "Manager"), an investment adviser registered with the Securities and Exchange Commission (the "SEC") that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is to be paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 4—Transactions with Related Parties.

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the SEC's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information and notes required by U.S. GAAP for complete financial statements.

        In preparing financial statements in compliance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period from August 4, 2009 (commencement of operations) to September 30, 2009 are not necessarily indicative of the results that may be expected for the period August 4, 2009 (commencement of operations) to December 31, 2009.

Note 2—Concentration of Risks

        The Company's short-term investment represented 78% of PMT's total assets as of September 30, 2009. As described in Note 7—Short-Term Investment, this investment is made in an uninsured institutional money market fund that is managed by an affiliated company.

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the loans in its targeted asset class may be purchased at discounts reflecting their distressed state or perceived higher

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

risk of default. The Manager performs due diligence on the portfolios of loans and mortgage-backed securities ("MBS") it targets for acquisition.

        Through its management agreement with PCM and, where applicable, the loan servicing agreement between its operating partnership and an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs and workout options that have the highest probability of successful resolution for both borrowers and PMT. Loan modifications may include PMT accepting a write down of certain loans' principal balances.

        Because of the Company's investment focus, PMT will be exposed to the risks that more borrowers than anticipated default on their mortgage loans and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks will include, but not be limited to, changes in the overall economy, unemployment, residential real estate values in the markets where the Company's loans are secured, the accuracy of borrower representations and PMT's ability to validate borrower capacity to meet the terms of workout agreements, PCM's ability to identify and PLS' ability to execute optimal resolutions of problem loans, PCM's ability to effectively model and develop appropriate model assumptions that properly anticipate future outcomes, and the level of government support for problem loan resolution. Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT's behalf will prevent significant losses arising from the Company's investments in real estate-related assets.

Note 3—Significant Accounting Policies

        PMT's significant accounting policies are summarized below:

  Valuation of Financial Instruments

        PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

  •
  Level I—Quoted prices in active markets for identical assets or liabilities.

  •
  Level II—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

  •
  Level III—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available.

  Short-Term Investment

        Short-term investment, which represents an investment in money market funds, is valued at the number of shares held by the Company multiplied by the value per share published by the manager of the money market funds on the valuation date.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Significant Accounting Policies (Continued)

  Mortgage Loans

        Mortgage loans that are not committed to be sold are recorded at fair value, which is approximated using a discounted cash flow valuation model. Inputs to the model are classified into directly and non-directly observable inputs. Directly observable inputs are inputs that can be taken directly from observable data or market sources such as current interest rates, loan amount, payment status and property type. Non-directly observable inputs are inputs that cannot be taken directly from observable data or market sources such as forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Loans which are committed to be sold are valued at their quoted market price or market price equivalent.

  Mortgage-Backed Securities

        PMT's investments in MBS are carried at fair value. Realized gains and losses on sales of MBS are recorded in earnings at the time of disposition. How the change in fair value of MBS is recognized is dependent on the accounting classification of the assets. Changes in the fair value of MBS accounted for as trading securities or under the fair value option are recognized in current period earnings.

        With respect to MBS accounted for as available-for-sale securities, unrealized gains or losses, net of applicable deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders' equity. Other-than-temporary impairment is recorded when the fair value of an MBS accounted for as an available-for-sale security has declined below its cost basis and is not expected to recover in value. If the Company does not intend to sell such MBS and it is more likely than not that PMT will not have to sell it before recovery of its cost basis, any credit component of an other-than-temporary impairment is recognized in earnings and the remaining portion is recognized in other comprehensive income. Credit losses are measured using cash flow projections including expected prepayments. The determination of other-than-temporary impairment is made at least quarterly. When the Company determines an impairment to be other-than-temporary, PMT records a loss.

  Investment Consolidation

        The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has whole ownership of all of its subsidiaries, and therefore has no significant equity method or cost-basis investments. All inter-company accounts and transactions have been eliminated upon consolidation.

        The Company evaluates every investment with reference to the underlying entity that issued the loans or securities it acquires to determine whether to include the investment in its consolidated reporting group. A similar analysis is performed for each entity with which the Company makes an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity's expected losses, its expected returns, or both. The Company did not have variable interests in its affiliated service providers as of September 30, 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Significant Accounting Policies (Continued)

  Interest Income Recognition

        Interest income on loans is recognized over the life of the investment using the contractual interest rate. All changes in fair value due to application of the fair value option, including changes arising from the passage of time, are recognized as a component of gain or loss on sale of loans. Income recognition is suspended for loans when, in management's opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        Interest income on MBS is recognized over the life of the investment using the effective interest rate method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on these estimated cash flows and the Company's purchase price. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities are judgmentally estimated. These uncertainties are difficult to predict and are subject to future events that may impact the Company's estimates and interest income.

  Underwriting Commissions and Offering Costs

        Underwriting commissions and offering costs incurred in connection with the Company's share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by management as probable of being paid are recorded as a reduction of additional paid-in capital.

  Share-Based Compensation

        The Company amortizes the fair value of previously granted share-based awards to compensation expense over the vesting period using the graded vesting method.

        The Company determines the fair value of its share-based compensation awards depending on whether the awards are made to trustees or to non-employees such as officers and employees of affiliated entities. Compensation cost is generally fixed at the fair value of the award date for awards to trustees of the Company.

        Compensation cost for share-based compensation awarded to non-employees of the Company is adjusted to reflect changes in the fair value of awards in each subsequent reporting period until the award has vested, the service being provided is subsequently completed, or under certain circumstances, is likely to be completed, whichever occurs first.

        Compensation cost for share awards that do not participate in Company distributions during the vesting period is estimated by reducing the fair value of the Company's shares on the date of issuance by management's estimates of dividends to be distributed during the vesting period discounted at an appropriate risk-free rate of return.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Significant Accounting Policies (Continued)

  Income Taxes

        The Company intends to qualify to be taxed as a REIT and believes it complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, management believes the Company will not be subject to federal income tax on that portion of its income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company's REIT qualification. The Company's taxable REIT subsidiaries are subject to federal and state income taxes.

        Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to management's judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not.

        Income taxes for the period from August 4, 2009 (commencement of operations) to September 30, 2009 were immaterial and no provision has been made in the Consolidated Statement of Operations.

Note 4—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. The management agreement provides for an annual review of PCM's performance under the management agreement by the Company's independent trustees. PMT's Board of Trustees reviews the Company's financial results, policy compliance and strategic direction quarterly.

        PMT pays PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders' equity (as defined in the management agreement). The performance incentive fee is calculated at 20% of the amount by which "core earnings", on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate".

  •
  Core earnings, for purposes of determining the amount of the performance incentive fee, is defined as net income adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any amounts relating to PMT's initial public offering paid to PCM and the underwriters of PMT's share offering, and any "one-time events" as agreed between PCM and a majority of PMT's independent trustees.

  •
  The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of the Company's public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four quarter period and (2) 8%. During the first four quarters, core earnings will be calculated based on the annualized results of each of the preceding quarters.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Transactions with Related Parties (Continued)

        For the period ended September 30, 2009, the Company recorded management fee expense as summarized below:

Period from August 4, 2009 (Commencement of Operations) to September 30, 2009
(in thousands)
Base fee	$812
Performance incentive fee	—

Total incurred during the period	$812

        If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will pay a termination fee to PCM. The termination fee will be equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee is payable, PMT will pay to PCM its portion of the conditional payment of the underwriting discount discussed in Note 9—Shareholders' Equity.

        The Company, through its operating partnership, also has a loan servicing agreement with PLS. While PLS is not currently servicing any loans for PMT, servicing fee rates are expected to range between 30 and 100 basis points per annum on the unpaid principal balance of the loans serviced on the Company's behalf. Actual servicing fee rates will be based on the risk characteristics of the loans serviced and are expected to be competitive with those charged by other specialty servicers.

        During the period from August 4, 2009 (commencement of operations) to September 30, 2009, the Company recorded $297,000 in expenses incurred on its behalf by PCM and its affiliates in accordance with the terms of the management agreement. At September 30, 2009, $3.8 million was included in amounts payable to affiliates, including $2.9 million payable for contingent offering costs, $812,000 for management fees and $60,000 for reimbursable expenses. During the period, PCM waived its right to recovery of overhead allocation charges provided for in the management agreement. PCM management intends to obtain reimbursement of future overhead costs in subsequent periods.

        The Company's short-term investment is managed by BlackRock, Inc., which is an affiliate of the Company.

Note 5—Earnings (Loss) Per Share

        Basic earnings (loss) per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive shares are excluded from the diluted loss per share calculation as their effect on loss per share is anti-dilutive.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Earnings (Loss) Per Share (Continued)

        The following table summarizes the basic and diluted loss per share calculations for the period indicated:

	Period from August 4, 2009 (Commencement of Operations) to September 30, 2009
	Net Loss	Shares	Per-Share Amount
	(in thousands, except per share data)
Net loss and basic loss per share	$(730)	16,735	$(0.04)
Effect of dilutive securities—share-based compensation instruments	—	—	—

Diluted loss and loss per share	$(730)	16,735	$(0.04)

        During the period ended September 30, 2009, 375,330 restricted share units were outstanding but not included in the computation of diluted loss per share because they were anti-dilutive.

Note 6—Fair Value

        The Company's financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

  Fair Value Accounting Elections

        Management identified its short-term investment and MBS to be accounted for at estimated fair value so such changes in fair value will be reflected in earnings as they occur. Fair value accounting more timely reflects the results of the Company's investment performance.

  Fair Value Measurements

        For the period ended September 30, 2009, the Company recorded $267,000 of changes in estimated fair values of its MBS in its results of operations under the fair value option. Gains and losses from changes in the estimated fair value of MBS are included in appreciation in fair value of securities.

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of September 30, 2009:

	Level I	Level II	Level III	Total
	(in thousands)
Short-term investment	$253,065	$—	$—	$253,065
Mortgage-backed securities	—	—	68,059	68,059

	$253,065	$—	$68,059	$321,124

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

        All of the mortgage-backed securities were measured using Level III inputs. The following is a summary of changes in mortgage-backed securities for the period:

Period from August 4, 2009 (Commencement of Operations) to September 30, 2009
(in thousands)
Balance, August 4, 2009 (commencement of operations)	$—
Total changes in fair value included in results of operations	267
Purchases, issuances and settlements	67,792

Balance, September 30, 2009	$68,059

Changes in unrealized gains relating to assets still held at September 30, 2009	$267

  Valuation Techniques

  Short-Term Investment

        The short-term investment, which represents an investment in a liquidity management fund, is valued at the number of shares multiplied by the value per share published by the manager of the fund on the valuation date. For short-term investments in liquidity management funds, the Company also analyzes lockout provisions to evaluate the effect on fair value due to liquidity and credit risks.

  Mortgage-Backed Securities

        Fair value for non-agency mortgage-backed securities is estimated using unadjusted broker indications of value. For indications of value received as of September 30, 2009, management validated the values by obtaining indications of value for a sample of securities from a second broker and concluded that the differences in quoted values were within an acceptable range.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage-backed securities where the significant inputs have become unobservable due to illiquidity in those markets and a broker indication of value is not used to establish fair value, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate to reflect the lack of liquidity in the market.

Note 7—Short-Term Investment

        Short-term investment represents an investment in a liquidity management fund managed by an affiliate, BlackRock, Inc. Investments in the fund are not insured. The fund invests exclusively in first-tier securities as rated by a nationally recognized rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the U.S. Government or its agencies, U.S. and Yankee bank obligations, fully collateralized repurchase agreements and variable and floating rate demand notes.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows:

	September 30, 2009
		Credit Rating
	Total	AAA	AA	A	<A
	(in thousands)
Security collateral type:
Non-Agency Alt-A	$36,428	$8,589	$9,185	$—	$18,654
Non-Agency Subprime	16,931	2,570	—	10,670	3,691
Non-Agency Prime Jumbo	14,700	—	14,700	—	—

	$68,059	$11,159	$23,885	$10,670	$22,345

Note 9—Shareholders' Equity

        The Company was initially capitalized with a $1,000 cash contribution from an affiliate. On August 4, 2009, the Company completed offerings of 16,735,317 of its shares as follows:

  •
  an initial public offering of 14,706,327 of its shares at $20 per share as discussed in the following paragraph for gross proceeds of approximately $294.1 million;

  •
  private placement to certain of its executive officers, PCM's parent company, Private National Mortgage Acceptance Company, LLC and certain of its investors, of 735,317 shares at $20 per share for gross proceeds of approximately $14.7 million; and

  •
  as part of the initial public offering, the direct offering to investors in the funds managed by PCM of 1,293,673 shares at $20 per share for proceeds of approximately $25.9 million.

  •
  Offsetting these offerings were underwriting and offering costs totaling approximately $20.0 million.

        Certain of the underwriting costs incurred in the initial public offering were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance as follows: the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its initial public offering, August 4, 2009, the Company's "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10—Share-Based Compensation Plans

        The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Company's operating partnership) and other awards based on PMT's shares that may be made by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PLS, or their affiliates and to PCM, PLS and other entities that provide services to PMT and the employees of such other entities. The equity incentive plan is administered by the Company's Compensation Committee, pursuant to authority delegated by the Board of Trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

        The Company's equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award, subject to a ceiling of 40,000,000 shares available for issuance under the plan.

        The shares underlying award grants will again be available for award under the equity incentive plan if:

  •
  any shares subject to an award granted under the equity incentive plan are forfeited, cancelled, exchanged or surrendered;

  •
  an award terminates or expires without a distribution of shares to the participant; or

  •
  shares are surrendered or withheld by PMT as payment of either the exercise price of an award and/or withholding taxes for an award.

        Each share option awarded under the equity incentive plan will have a term of no longer than ten years, and will have an exercise price that is no less than 100% of the fair value of the Company's shares on the date of grant of the award. Restricted share units have been awarded to trustees and employees at no cost to them and generally vest over a one- or four-year period, respectively.

        The Company estimated the value of restricted share units awarded during the period from August 4, 2009 (commencement of operations) to September 30, 2009 with reference to the value of its shares on the date of the award. The Company's estimate of value included assumed grantee turnover of 21% per year for employees of PMT and the Manager and its affiliates and no turnover for members of PMT's Board of Trustees. Award values were reduced by the value of expected shareholder distributions that the grantees will not receive during the vesting period, discounted at an appropriate risk-free rate of return. The amount of the reduction for anticipated distributions was based on amounts included in management's earnings forecast.

        The Company recorded expense relating to restricted share units totaling $345,000 for the period from August 4, 2009 (commencement of operations) to September 30, 2009, comprised of $153,000 relating to awards granted to employees of PCM and PLS and $192,000 relating to the Company's trustees. Expense relating to awards is recorded in compensation.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10—Share-Based Compensation Plans (Continued)

        The table below summarizes restricted share unit activity:

Period from August 4, 2009 (Commencement of Operations) to September 30, 2009
Number of Shares:
Outstanding at beginning period	—
Granted	375,330
Vested	—
Canceled	—

Outstanding at end of period	375,330

Weighted Average Grant Date Fair Value	$11.51

Shares available for future awards(1)	993,521

(1)
Based on shares outstanding as of September 30, 2009. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

Note 11—Subsequent Events

        Management has evaluated all events or transactions through November 6, 2009, the date the Company issued these financial statements. During this period, PMT did not have any material subsequent events that affected its consolidated financial statements.

Note 12—Recently Issued Accounting Pronouncements

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"), which establishes the FASB Accounting Standards Codification™ ("ASC" or the "Codification") as the source of authoritative U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 was incorporated in ASC 105, Generally Accepted Accounting Principles. The Codification modified the U.S. GAAP to include only two levels of U.S. GAAP, authoritative and non-authoritative. All of the Codification carries the same level of authority and the U.S. GAAP hierarchy is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on PMT's consolidated financial statements.

        In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments (incorporated within ASC 825 Financial Instruments), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP requires providing qualitative and

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Recently Issued Accounting Pronouncements (Continued)

quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for financial statements issued for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and ARB 28-1 did not have a material impact on PMT's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (incorporated within ASC 320 Investments—Debt and Equity Securities). This FSP amends the other-than-temporary impairment recognition guidance for debt securities by requiring an entity to evaluate whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. The amount of total other-than-temporary impairment related to the credit loss shall be recognized in earnings if it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized. This FSP is effective for financial statements issued for fiscal years and interim reporting periods ending after June 15, 2009. The Company did not hold securities classified as held-to-maturity or as available-for-sale during the period from August 4, 2009 (commencement of operations) to September 30, 2009. Accordingly, the adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on PMT's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity of the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (incorporated within ASC 820, Financial Instruments). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is effective for financial statements issued for fiscal years and interim reporting periods ending after June 15, 2009. The Company did not hold securities as of the effective date of this FSP. Therefore, the adoption of this FSP did not have a material impact on PMT's consolidated financial statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("SFAS 166"), and SFAS No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS 167"). SFAS 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which establishes sale accounting criteria for transfers of financial assets. SFAS 167 amends FASB Interpretation 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 ("FIN 46R") by changing the criteria an enterprise must use to determine whether it must consolidate a VIE and requiring the entity to update its assessment quarterly. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the entity. SFAS 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. SFAS 166 and 167 are effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on PMT's consolidated financial statements of adopting SFAS 166 and SFAS 167.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Recently Issued Accounting Pronouncements (Continued)

        In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASU 2009-05") which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level I measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level I measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on PMT's consolidated financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used in this Report, references to "we," "our," "the Company" or "PMT" refer to PennyMac Mortgage Investment Trust and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements concerning future events and performance of the Company, which are subject to certain risks and uncertainties as discussed below under Factors That May Affect Our Future Results.

Overview

        We are a recently formed specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We will then seek to maximize the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. We plan to supplement these activities through opportunistic participation in mortgage banking activities, including formation of a conduit operation by PCM that includes the purchase, pooling and securitization of agency-eligible, U.S. Government-insured and prime jumbo mortgage loans. We anticipate that we will transfer the servicing responsibilities related to such loans to our affiliate, PLS. We are externally managed by PCM, an investment adviser that specializes in, and focuses on, residential mortgage loans.

        We intend to qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification.

        On August 4, 2009, we completed both a public offering and concurrent private placement of our shares, raising approximately $314.7 million of equity capital, net of underwriting and issuance costs. Since the completion of our equity offerings, we have pursued investments in our targeted asset classes. In the interim, we have invested the proceeds from the offerings primarily in a short-term investment fund managed by a related party, and to a lesser extent, in short-lived mortgage-backed securities. Our investments in mortgage-backed securities were made to enhance the returns on our equity capital pending investment in mortgage loans and related assets. Our targeted asset classes and the principal investments we expect to make in each class are residential mortgage loans, mortgage-backed securities and mortgage-related derivative instruments.

Observations on Current Market Opportunities

        During the Company's initial period of operations from August 4, 2009 to September 30, 2009, the outlook for the U.S. residential housing market improved. The seasonally adjusted annual rate of U.S. existing home sales for September 2009 increased 13.9 percent from June 2009, according to data released by the National Association of Realtors®, although the average sales price of existing homes declined 3.9 percent during the same three-month period. The S&P/Case-Shiller® Composite of 20 Home Price Index, which measures 20 major metropolitan statistical areas, reported an improvement of 4.3 percent from May to August (August data was released on October 27, 2009). Additionally, the delinquency rate of mortgage loans appears to be increasing at a slower pace than those observed in 2008 and early 2009.

        The improved outlook on the housing front has contributed to an improvement in values of mortgage-backed securities and mortgage loans. The ABX index, which signifies investor sentiment for subprime mortgages, has improved from July to September 2009, indicating an improved sentiment for the investment performance of subprime mortgage holdings. The returns demanded by investors have decreased, indicating higher prices for such assets.

        Through its interactions in the marketplace, our Manager has observed that during our initial period of operations, relatively few holders of distressed mortgage loans have offered those loans for sale. In this period, the Federal Deposit Insurance Corporation ("FDIC") offered, through a structured transaction using the Legacy Loans Program, one portfolio of mortgage loans from a failed depository institution. Although our Manager placed a bid for these loans, a higher bidder was awarded the transaction. In addition, as an alternative to an outright sale, certain holders of mortgage loan portfolios have completed or have offered securitization transactions in which the holders monetized a portion of their loan portfolios using a financing vehicle.

        As of June 30, 2009, the number of problem banks as identified by the FDIC increased to 416 institutions with $299.8 billion of assets from 305 institutions with $220 billion of assets at March 31, 2009. One hundred six institutions have failed in 2009 through October 23, 2009.

        These facts and market observations cause management to continue to believe that there will be market opportunities to acquire distressed mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. Management also believes that market prices will not remain at current elevated levels as investor demand subsides. We continue to expect that our mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. This factor may cause our income to be depressed until our capital is fully deployed.

        We believe that the collapse of the independent mortgage company business model (i.e., the origination by independent mortgage companies of mortgages not eligible for sale to a government sponsored enterprise (a "GSE") and the sale of these mortgages into securitizations sponsored by Wall Street investment banks) and the weakened condition of banks and other traditional mortgage lenders has created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for (a) sale to participating GSEs such as Federal Home Loan Mortgage Corporation and Federal National Mortgage Association, or (b) securitization through Government National Mortgage Association. To the extent market conditions improve, these opportunities could also include the purchase of newly originated mortgage loans that can be (y) resold in the non-agency whole loan market, or (z) securitized in the private label market. We believe that there is currently a need, particularly among smaller lenders, to find outlets for GSE and government eligible loans or to achieve liquidity through other means and that we can utilize our expertise and relationships to capitalize on this need. In this regard, PCM is in the process of building a conduit operation that could enable us to pursue these opportunities. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. However, there can be no assurance that PCM will be successful in implementing such a conduit operation or that we will be able to capitalize on these opportunities on favorable terms or at all.

 Critical Accounting Policies

        We have identified what we believe will be our most critical accounting policies to be the following:

  Valuation of Financial Instruments

        We group our assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

  •
  Level I—Quoted prices in active markets for identical assets or liabilities.

  •
  Level II—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

  •
  Level III—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available. We anticipate that a significant portion of our assets will be valued utilizing Level III.

  Mortgage Loans

        Mortgage loans that are not committed to be sold are recorded at fair value, which is approximated using a discounted cash flow valuation model. Inputs to the model are classified into directly and non-directly observable inputs. Directly observable inputs are inputs that can be taken directly from observable data or market sources such as current interest rates, loan amount, payment status and property type. Non-directly observable inputs are inputs that cannot be taken directly from observable data or market sources such as forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Loans which are committed to be sold are valued at their quoted market price or market price equivalent.

  Mortgage-Backed Securities

        Our investments in MBS are carried at fair value. Realized gains and losses on sales of MBS are recorded in earnings at the time of disposition. How the change in fair value of MBS is recognized is dependent on the accounting classification of the assets. Changes in the fair value of MBS accounted for as trading securities or under the fair value option are recognized in current period earnings.

        With respect to MBS accounted for as available-for-sale securities, unrealized gains or losses, net of applicable deferred income taxes, are excluded from earnings and reported as a component of accumulated other comprehensive income, which is included in shareholders' equity. Other-than-temporary impairment is recorded when the fair value of an MBS accounted for as an available-for-sale security has declined below its cost basis and is not expected to recover in value. If we do not intend to sell such MBS and it is more likely than not that we will not have to sell it before recovery of its cost basis, any credit component of an other-than-temporary impairment is recognized in earnings and the remaining portion is recognized in other comprehensive income. Credit losses are measured using cash flow projections including expected prepayments. The determination of other-than-temporary impairment is made at least quarterly. If we determine an impairment to be other-than-temporary, we realize a loss, which negatively affects current income.

  Investment Consolidation

        We evaluate every investment with reference to the underlying entity that issued the loans or securities we acquire to determine whether to include the investment in our consolidated reporting group. We perform a similar analysis for each entity with which we make an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity. With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity's expected losses, its expected returns, or both. We did not have variable interests in our affiliated service providers as of September 30, 2009.

  Interest Income Recognition

        Interest income on loans is recognized over the life of the investment using the contractual interest rate. All changes in fair value due to application of the fair value option, including changes arising from the passage of time, are recognized as a component of gain or loss on sale of loans. Income recognition is suspended for loans when, in our opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

        Interest income on MBS is recognized over the life of the investment using the effective interest rate method. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate and interest rate fluctuations. In addition, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities are judgmentally estimated. These uncertainties are difficult to predict and are subject to future events that may impact our estimates and interest income.

Results of Operations for the Period from August 4, 2009 (Commencement of Operations) to September 30, 2009

        The following is a summary of our key performance measures for the period from August 4, 2009 (commencement of operations) to September 30, 2009:

(dollar amounts in thousands, except per share data)
Revenues	$816
Net loss	$(730)
Loss per share, basic and diluted	$(0.04)
Distributions per share	$—
Total assets at period end	$324,187

        During the period from August 4, 2009 (commencement of operations) to September 30, 2009, we recorded a net loss of $730,000, or four cents per share. The loss reflects the low yield on the temporary investments held pending investments in our targeted asset classes that did not offset the management fees and other expenses incurred during the period. The net loss does not include provision for recovery by PCM of common overhead costs allowable under PMT's management agreement with PCM. PCM management waived recovery of common overhead for the period from August 4, 2009 (commencement of operations) to September 30, 2009. PCM management intends to obtain reimbursement of future overhead costs it incurs on PMT's behalf in subsequent periods.

Asset Acquisitions

        We believe there are unique, current market opportunities to acquire distressed mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. Market prices of mortgage loans have declined significantly during the current economic downturn due, in large part, to increasing rates of borrower defaults and falling values of real estate collateral. Recently, we have seen more whole loan pools available for bid and more transactions taking place, particularly for non-performing loans. However, we have also observed recent transactions that have been made at prices that challenge the achievability of an appropriate return, following the narrowing of spreads in non-agency mortgage-backed securities and rising prices of other credit risk assets. Our Manager is continuing to bid on targeted assets at levels expected to provide us with an appropriate return on our investment.

        During the period ended from August 4, 2009 (commencement of operations) to September 30, 2009, we purchased $69.5 million of mortgage-backed securities. These securities are backed by non-agency Alt-A, subprime and prime jumbo loans and are currently cash flowing senior priority securities with an average remaining life of approximately one and one-half years. We acquired these securities pending reinvestment in suitable pools of mortgage loans or longer-lived, higher yielding mortgage-backed securities.

        The following is a summary of our portfolio of mortgage-backed securities as of period end:

	September 30, 2009
			Average
	Carrying Value	Principal	Life (in years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency Alt-A	$36,428	$38,264	1.67	4.31%	8.17%
Non-Agency Subprime	16,931	17,785	0.71	0.41	7.93
Non-Agency Prime Jumbo	14,700	15,000	2.09	3.28	3.66

Total investment securities	$68,059	$71,049	1.52	3.12%	7.13%

        During the period from August 4, 2009 (commencement of operations) to September 30, 2009, we recorded revenues from mortgage-backed securities totaling $716,000, comprised of interest and appreciation in fair value as shown below:

Period from August 4, 2009 (Commencement of Operations) to September 30, 2009 (dollar amounts in thousands)
Interest income:
Coupon	$231
Discount accretion	218

449
Appreciation in fair value	267

$716

Cash Flows

        Cash used by operating activities totaled $710,000. This use of cash was primarily due to the $730,000 net loss incurred during the period from August 4, 2009 (commencement of operations) to September 30, 2009.

        Net cash used by investing activities was $320.6 million for the period from August 4, 2009 (commencement of operations) to September 30, 2009, and was attributable to investment of the cash received from our common share offerings into interest-earning money market assets and short-lived mortgage-backed securities. We intend to reinvest these funds into our targeted asset classes as our Manager identifies and we acquire appropriate investments.

        Net cash provided by financing activities for the period from August 4, 2009 (commencement of operations) to September 30, 2009 totaled $323.5 million, due to the initial offerings of shares. Included in the offerings was an aggregate of $8.8 million in underwriting costs that were either paid on our behalf by PCM or deferred by the underwriters of the initial public offering pending realization if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of the initial public offering, August 4, 2009, the Company's "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties to the accompanying financial statements). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and to make the conditional payments of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Liquidity and Capital Resources

        During the period, we generated approximately $323.5 million in cash from our initial equity offerings. We intend to invest these proceeds in our targeted asset classes. We plan to leverage our investment capacity with borrowings, the level of which may vary based upon the particular characteristics of our investment portfolio and on market conditions. Borrowings may take the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, additional public offerings, private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements. We presently have no contractual commitments for any financing arrangements.

        In light of current market conditions, we anticipate initially utilizing limited borrowings on our portfolio as part of our financing strategy. With regard to mortgage loans, we anticipate that borrowings may be available to us in connection with our acquisitions, if any, of mortgage assets from the FDIC as receiver for failed depository institutions. Although the amount of any borrowings for this type of acquisition would be determined on a case-by-case basis, we anticipate that borrowings may be available which would provide for a debt-to-equity ratio for acquisitions in the range of 2:1 to 3:1 and would likely not exceed 6:1. Direct acquisitions of mortgage loans from financial institutions may include seller financing, although the amount of potential borrowings available, if any, would vary depending upon the seller. We may also utilize borrowings to the extent available through participation in the Legacy Loans Program, if the program is established. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our Board of Trustees has discretion to deviate from or change our financing strategy at any time.

        We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders in order to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities.

 Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of the date of this Report, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of the date of this Report, our contractual obligations are limited to the management agreement, the loan servicing agreement, the indemnification agreements with our executive officers and trustees, our equity incentive plan, the registration rights agreement with the purchasers in our concurrent offering, and the conditional payment of the underwriting discount and the related reimbursement to PCM.

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we will be exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk.

  Real Estate Risk

        Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could also cause us to suffer losses.

  Credit Risk

        We are subject to credit risk in connection with our investments. We anticipate that a significant portion of our assets will be comprised of sub-performing and non-performing residential mortgage loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted or renewed and periodically reviewed throughout the loan or security term. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

  Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

  Prepayment Risk

        To the extent that the actual prepayment rate on our mortgage loans differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be impacted. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the effective interest rate method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the MBS investments. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accreted into interest income using the effective interest rate method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accretion of purchase discounts, thereby increasing the interest income earned on the MBS investments.

  Inflation

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our financial statements are prepared in accordance with U.S. GAAP and any distributions we may make to our shareholders will be determined by our Board of Trustees based primarily on our taxable income and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

  Market Value Risk

        Our mortgage loans and MBS are reported at their fair value. The fair value of these assets fluctuates primarily due to changes in interest rates and other factors such as changes in real estate values and credit performance relating to the loans underlying our investments. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase.

        Our operating results depend, in part, on differences between the income from our investments and our financing costs. We currently expect that debt financing will be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement. Accordingly, we believe that the net impact of changing interest rates on our floating interest rate investment portfolio should be limited.

        We expect to attempt to reduce interest rate risk on any outstanding debt and to minimize exposure to interest rate fluctuations thereon through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt with the maturities of the assets that we finance and (ii) to match the interest rates on our leveraged investments with like-kind debt (i.e., floating-rate assets are financed with floating-rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. We expect this approach will allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

        In the event of a significant rising interest rate environment and/or economic downturn, defaults could increase and result in credit losses to us, which could materially and adversely affect our business, financial condition, liquidity, results of operations and prospects. Furthermore, such defaults could have an adverse effect on the spread between our interest earning assets and interest bearing liabilities.

        Our targeted asset classes are generally expected to respond to changes in housing values and credit conditions as opposed to changes in interest rates. However, our current investments are less sensitive to changes in real estate and credit conditions than to changes in interest rates due to their generally higher credit quality. Therefore, the following table summarizes the estimated change in fair value of our portfolio of mortgage-backed securities as of September 30, 2009, given several hypothetical (instantaneous) parallel shifts in the yield curve:

Interest Rate Shift in Basis Points	-200	-100	-50	+50	+100	+200
Fair Value	$69,189,403	$68,776,269	$68,438,564	$67,689,061	$67,303,267	$66,435,087
Change in Fair Value
$	$1,130,820	$717,686	$379,981	$(369,523)	$(755,316)	$(1,623,496)
%	1.66%	1.05%	0.56%	-0.54%	-1.11%	-2.39%

        These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various models and assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would impact the Company's overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Accounting Developments

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("SFAS 168"), which establishes the FASB Accounting Standards Codification™ ("ASC" or the "Codification") as the source of authoritative U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 was incorporated in ASC 105, Generally Accepted Accounting Principles. The Codification modified the U.S. GAAP to include only two levels of U.S. GAAP, authoritative and non-authoritative. All of the Codification carries the same level of authority and the U.S. GAAP hierarchy is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material effect on PMT's consolidated financial statements.

        In April 2009, the Financial Accounting Standards Board issued FASB Staff Position FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments (incorporated within ASC 825, Financial Instruments), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP requires providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This FSP is effective for financial statements issued for interim reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and ARB 28-1 did not have a material impact on PMT's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (incorporated within ASC 320, Investments—Debt and Equity Securities). This FSP amends the other-than-temporary guidance for debt securities by requiring an entity to evaluate whether it has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, the entity must recognize an other-than-temporary impairment. The amount of total other-than-temporary impairment related to the credit loss shall be recognized in earnings if it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Additional disclosures are required for interim and annual periods about securities in unrealized loss positions for which an other-than-temporary impairment has or has not been recognized. This FSP is effective for financial statements issued for fiscal years and interim reporting periods ending after June 15, 2009. The Company did not hold securities classified as held-to-maturity or as available-for-sale during the period from August 4, 2009 (commencement of operations) to September 30, 2009. Accordingly, the adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on PMT's consolidated financial statements.

        In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity of the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (incorporated within ASC 820, Financial Instruments). This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements. This FSP is effective for financial statements issued for fiscal years and interim reporting periods ending after June 15, 2009. The Company did not hold securities as of the effective date of this FSP. Therefore, the effect of adoption of this FSP did not have a material impact on PMT's consolidated financial statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which establishes sale accounting criteria for transfers of financial assets. SFAS 167 amends FASB Interpretation 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 by changing the criteria an enterprise must use to determine whether it must consolidate a VIE and requiring the entity to update its assessment quarterly. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the entity. SFAS 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. SFAS 166 and 167 are effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on PMT's consolidated financial statements of adopting SFAS 166 and SFAS 167.

        In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level I measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level I measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on PMT's consolidated financial statements.

Factors That May Affect Our Future Results

        This Report contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions. Forward-looking statements are based on certain assumptions, discuss future expectations, describe future plans and strategies, contain financial and operating projections or state other forward-looking information. Examples of forward-looking statements include the following:

  •
  Projections of our revenues, income, earnings per share, capital structure or other financial items;

  •
  Descriptions of our plans or objectives for future operations, products or services;

  •
  Forecasts of our future economic performance, interest rates, profit margins and our share of future markets; and

  •
  Descriptions of assumptions underlying or relating to any of the foregoing expectations regarding the timing of generating any revenues.

        Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management's expectations. Some of these factors are discussed below.

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part II hereof and the section entitled "Risk Factors" in our final prospectus filed pursuant to Rule 424(b)(4) on July 31, 2009 with the SEC in connection with our initial public offering.

        Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

  •
  changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

  •
  volatility in our industry, interest rates and spreads, the debt or equity markets, the general economy or the residential finance and real estate markets specifically, whether the result of market events or otherwise;

  •
  events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

  •
  changes in general business, economic, market, employment, consumer confidence and spending habits and political conditions from those expected;

  •
  continued declines in residential real estate and significant changes in U.S. housing prices and/or activity in the U.S. housing market;

  •
  the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objective and investment strategies;

  •
  our success in winning bids to acquire loans;

  •
  the concentration of credit risks to which we are exposed;

  •
  changes to the proposed structure of the Legacy Loans Program, the implementation of which has been delayed and which may not be established at all, the extent to which depository institutions will participate in the program, its ultimate impact on the market for residential mortgage loans and our ability to win a bid on any assets being sold in connection with the Legacy Loans Program;

  •
  the degree and nature of our competition;

  •
  changes in personnel and lack of availability of qualified personnel;

  •
  our dependence on PCM, potential conflicts of interest with PCM and its affiliated entities, and the performance of such entities;

  •
  the availability, terms and deployment of short-term and long-term capital;

  •
  the adequacy of our cash reserves and working capital;

  •
  our ability to match the interest rates and maturities of our assets with our financing;

  •
  the timing and amount of cash flows, if any, from our investments;

  •
  unanticipated increases in financing and other costs, including a rise in interest rates;

  •
  the performance, financial condition and liquidity of borrowers;

  •
  incomplete or inaccurate information provided by customers, or adverse changes in the financial condition of our customers and counterparties;

  •
  increased rates of delinquency, default and/or decreased recovery rates on our investments;

  •
  increased prepayments of the mortgage and other loans underlying our MBS and other investments;

  •
  the degree to which our hedging strategies may or may not protect us from interest rate volatility;

  •
  the effect of the accuracy of or changes in the estimates we make about uncertainties and contingencies when measuring and reporting upon our financial condition and results of operations;

  •
  our failure to maintain appropriate internal controls over financial reporting;

  •
  developments in the secondary markets for our mortgage loan products;

  •
  changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs;

  •
  changes in government support of homeownership;

  •
  changes in governmental regulations, accounting treatment, tax rates and similar matters;

  •
  legislative and regulatory changes (including changes to laws governing the taxation of REITs or the exclusions from registration as an investment company);

  •
  limitations imposed on our business and our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

  •
  estimates relating to our ability to make distributions to our shareholders in the future;

  •
  the effect of public opinion on our reputation; and

  •
  the occurrence of natural disasters or other events or circumstances that could impact our operations.

        Other factors that could also cause results to differ from our expectations may not be described in this Report or any other document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, results of operations and/or financial condition.

        Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item, the information set forth on pages 24 to 26 of this Report is incorporated herein by reference.

Item 4T.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

        Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on our evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

  Changes to Internal Control over Financial Reporting

        We began operations on August 4, 2009 and therefore all current internal controls were implemented during the period covered by this Report. There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2009, we were not involved in any such legal proceedings.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under the section entitled "Risk Factors" in our final prospectus filed pursuant to Rule 424(b)(4) on July 31, 2009 with the SEC in connection with our initial public offering.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On July 29, 2009, the SEC declared effective the Company's registration statement on Form S-11 (File No. 333-159460) relating to (1) its underwritten initial public offering, through the underwriters named below, of up to 16,912,276 shares, including up to 2,205,949 shares issuable pursuant to an overallotment option granted to the underwriters and (2) its direct offering of 1,293,673 shares to certain investors in two private fund vehicles managed by PCM.

        On August 4, 2009, the Company completed offerings of 16,735,317 of its shares as follows:

  •
  an initial public offering of 14,706,327 of its shares at $20 per share as discussed in the following paragraph for gross proceeds of approximately $294.1 million;

  •
  private placement to certain of its executive officers, PCM's parent company, Private National Mortgage Acceptance Company, LLC and certain of its investors, of 735,317 shares for gross proceeds of approximately $14.7 million. In conducting this private placement, the Company relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended; and

  •
  as part of the initial public offering, the direct offering to investors in the funds managed by PCM of 1,293,673 shares for proceeds of approximately $25.9 million.

  •
  offsetting these offerings were underwriting and offering costs totaling approximately $20.0 million. The Company did not pay any underwriting discount in connection with the direct offering or the private placement.

        Certain of the underwriting costs incurred in the initial public offering were either paid on PMT's behalf by PCM or deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance as follows: the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its initial public offering, August 4, 2009, the Company's "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties to the accompanying financial statements). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate.

        The initial public offering was underwritten by Merrill Lynch, Pierce, Fenner & Smith Incorporated, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., acting as the representatives of the underwriters. The underwriters did not exercise their overallotment option granted pursuant to the initial public offering and such overallotment option has expired.

        Since the completion of these offerings, the Company has pursued investments in its targeted asset classes. In the interim, the Company has invested $253.1 million of proceeds from the offerings primarily in a short-term investment fund managed by a related party, and $69.5 million in short-lived mortgage backed securities. The Company's investment in mortgage-backed securities was made to enhance the returns on its equity capital pending investment in mortgage loans and related assets. The Company's targeted asset classes and the principal investments it expects to make in each class are residential mortgage loans, mortgage backed securities and mortgage-related derivative instruments.

        On August 4, 2009, the Company repurchased 1,000 shares from Private National Mortgage Acceptance Company, LLC at a price equal to $1.00 per share, or $1,000 in the aggregate. Such 1,000 shares had been issued to Private National Mortgage Acceptance Company, LLC on May 19, 2009 in exchange for $1,000 in cash in connection with the Company's initial capitalization, and such issuance was exempt from the requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Submission of Matters to a Vote of Security Holders

  None

Item 5.    Other Information

  None

Item 6.    Exhibits

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.
3.2	Bylaws of PennyMac Mortgage Investment Trust.
4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.
10.1
Registration Rights Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.
10.2	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.
10.3	Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.
10.4	Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.5	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.
10.6
Share Purchase Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.
10.7	Underwriting Fee Reimbursement Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

Exhibit Number	Exhibit Description
10.8	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the Securities and Exchange Commission on July 24, 2009).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: November 6, 2009	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: November 6, 2009	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer and Treasurer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
September 30, 2009

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.
3.2	Bylaws of PennyMac Mortgage Investment Trust.
4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.
10.1
Registration Rights Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.
10.2	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.
10.3	Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.
10.4	Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.5	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.
10.6
Share Purchase Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.
10.7	Underwriting Fee Reimbursement Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.
10.8
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the Securities and Exchange Commission on July 24, 2009).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.