Form 10-K
period 2009-12-31
PennyMac Mortgage Investment Trust
filed 2010-03-11
CIK 1464423

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-0186273 (IRS Employer Identification No.)
27001 Agoura Road, Calabasas, California (Address of principal executive offices)	91301 (Zip Code)

(818) 224-7442
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
 None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of July 30, 2009, the day that trading in the registrant's common shares of beneficial interest, $0.01 par value ("common shares") commenced on the New York Stock Exchange, the aggregate market value of the registrant's common shares held by non-affiliates was $315,254,401 based on the closing price as reported on the New York Stock Exchange on that date.

         As of March 8, 2010, there were 16,735,317 common shares of PennyMac Mortgage Investment Trust outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2010 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-K
December 31, 2009

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We make forward-looking statements in this Annual Report on Form 10-K ("Report") that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives. When we use the words "believe," "expect," "anticipate," "estimate," "plan," "continue," "intend," "should," "may," "would," "will" or similar expressions, we intend to identify forward-looking statements. Statements regarding the following subjects, among others, are forward-looking by their nature:

  •
  our business and investment strategy;

  •
  our projected financial and operating results;

  •
  our ability to obtain future financing arrangements and the terms of such arrangements;

  •
  general volatility of the markets for mortgages and mortgage-related assets;

  •
  our expected investments;

  •
  changes in the value of our investments;

  •
  interest rate mismatches between our investments and our borrowings used to fund such purchases;

  •
  changes in interest rates and mortgage prepayment rates;

  •
  effects of interest rate caps on our adjustable-rate investments;

  •
  rates of default or decreased recovery rates on our investments;

  •
  prepayments of the mortgage and other loans underlying our mortgage-backed or other asset-backed securities;

  •
  the degree to which our hedging strategies may or may not protect us from interest rate volatility;

  •
  impact of and changes in governmental regulations, tax law and rates, accounting guidance, and similar matters;

  •
  availability of investment opportunities in our targeted assets;

  •
  availability of qualified personnel;

  •
  estimates relating to our ability to make distributions to our stockholders in the future;

  •
  our understanding of our competition; and

  •
  market trends in our industry, interest rates, the debt securities markets or the general economy.

The forward-looking statements are based on our beliefs, assumptions and expectations of our future performance, taking into account all information currently available to us. You should not place undue reliance on these forward-looking statements. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us. Some of these factors are described under the caption Risk Factors in this Report and any subsequent Quarterly Reports on Form 10-Q. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for us to predict those events or how they may affect us. Except as required by law, we are not obligated, and do not intend, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report for the year ended December 31, 2009. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption "Risk Factors" and elsewhere in this Report. References in this Report to "we," "our," "us," or the "Company" refer to PennyMac Mortgage Investment Trust and its consolidated subsidiaries, unless otherwise indicated.

Our Company

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and commenced operations on August 4, 2009. We are managed by PNMAC Capital Management, LLC ("PCM"), a wholly-owned subsidiary of Private National Mortgage Acceptance Company, LLC ("PennyMac") and an SEC-registered investment adviser that specializes in, and focuses on, residential mortgage loans. The loans we hold in our investment portfolio are serviced on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC ("PLS").

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are aimed at opportunities created by the recent market dislocations and by the historically large volume of distressed mortgage loans currently outstanding. At present, we are focused on investing in distressed mortgage loans and serving as a conduit for the acquisition and pooling of newly originated mortgage loans into mortgage-backed securitizations. The PennyMac organization was designed specifically to address the opportunities created by the recent dislocations in the markets for residential mortgage assets.

        Our primary focus is on investing in distressed residential mortgage loans. Our definition of distressed mortgages includes performing and non-performing loans. The investment objective for performing loans is value enhancement through effective "high touch" servicing, which is based on significant levels of borrower outreach and contact, and the ability to implement long-term, sustainable loan modification and restructuring programs that keep borrowers in their homes. Alternatively, for non-performing loans and real estate assets, the ability to effect property resolution in a timely, orderly and economically efficient manner is essential to generating attractive returns.

        We invest in distressed mortgage loans at discounts to their unpaid principal balances. We then seek to maximize the value of the mortgage loans that we acquire through proprietary and federally sponsored (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program, or "HAMP") loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. We believe that by using these methods, we can provide borrowers with long-term solutions that address their willingness and ability to pay their mortgage loans. We expect these methods to increase our portfolio of performing loans, reduce default rates and enhance the value of the loans in our portfolio. Once we have improved the credit quality of a portfolio, we intend to monetize the enhanced value through various disposition strategies.

        We believe that there is currently a need, particularly among smaller lenders, to find outlets for government and government-sponsored entity ("GSE") eligible loans or to achieve liquidity through other means. We believe that PCM can utilize its expertise and relationships to capitalize on these opportunities on our behalf. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for (a) sale to participating GSEs such as Federal Home Loan Mortgage Corporation ("Freddie Mac") and the

Federal National Mortgage Association ("Fannie Mae"), (b) securitization through Government National Mortgage Association ("Ginnie Mae") (Freddie Mac, Fannie Mae and Ginnie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"), or jumbo conventional loans underwritten to Agency standards. Our manager, PCM, is in the process of building a conduit operation to enable us to pursue these opportunities.

        We intend to elect and qualify to be taxed as a Real Estate Investment Trust ("REIT") for U.S. federal income tax purposes and to maintain our exclusion from regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Therefore, we will be required to invest a substantial majority of our assets in loans secured by mortgages on real estate and real estate related assets. Subject to maintaining our REIT qualification and our Investment Company Act exclusion, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

        As our manager, PCM conducts activities including developing our investment strategies, sourcing and acquiring mortgage loans and mortgage-related assets for our investment portfolio, and developing the appropriate approach to be taken by PLS for each loan as it performs its specialty servicing. As our loan servicer, PLS services the mortgage loans we acquire, including traditional servicing and workout activities, and executes the portfolio strategies developed by PCM. As part of its execution of PCM's portfolio strategy, PLS may modify or refinance loans in our investment portfolio and originate loans to finance the sale of real estate we acquire in settlement of our loans.

        Our internet address is www.pennymacmortgageinvestmenttrust.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC").

Our Manager and Its Operating Platform

        We are externally managed and advised by PCM pursuant to a management agreement. PCM was established in March 2008 and is an SEC-registered investment adviser that specializes in, and focuses on, residential mortgage loans. PCM also serves as the investment manager to two private fund vehicles, which we refer to as the PennyMac funds, with investment objectives and policies that are substantially similar to ours. PCM managed assets totaling $693.5 million, including our assets, which totaled $324.4 million, as of December 31, 2009. The PennyMac funds also had $214.7 million of uncalled capital commitments as of December 31, 2009.

        PCM is responsible for administering our business activities and day-to-day operations. Pursuant to the terms of the management agreement, PCM provides us with our senior management team, including our officers, along with appropriate support personnel. PCM is subject to the supervision and oversight of our board of trustees and has the functions and authority specified in the management agreement.

        We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary servicing and special servicing for our portfolio of residential mortgage loans. The workout-oriented servicing platform of PLS includes significant borrower contacts, which we refer to as "high touch," and is designed to enable us to effectively implement programs that address borrower needs and maximize the value of our portfolio. PLS was established in February 2008 and also provides primary servicing and special servicing to the PennyMac funds and entities in which they have invested. PLS acted as the servicer for loans with an aggregate unpaid principal balance of approximately $2.6 billion as of December 31, 2009.

        Our senior management team has extensive experience in the residential mortgage industry and expertise across each of the critical capabilities that we believe is required to successfully acquire and manage mortgage loans, including sourcing, valuation, due diligence, portfolio strategy, servicing (including modification and refinance fulfillment) and secondary marketing of restructured and re-performing loans. Our senior management team is supported by a dedicated team of employees at PLS and PCM.

        We have no employees, and we do not pay our officers any cash compensation. Rather, under the management agreement, we pay PCM management fees quarterly in arrears, which include a "base" component and an "incentive" component. We pay PLS fees for servicing our loans, and we reimburse PCM for certain direct costs incurred on our behalf and for certain overhead expenses.

        Our management fees are calculated on a quarterly basis as follows:

  •
  The base management fee is calculated at the annual rate of 1.5% of shareholders' equity, which is defined as follows for purposes of calculating the base management fee:

  •
  the sum of the net proceeds from any issuances of our equity securities since inception (weighted for the time outstanding during the measurement period); plus

  •
  our retained earnings at the end of the quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less

  •
  any amount we pay for repurchases of our common shares (weighted for the time held during the measurement period); excluding

  •
  any unrealized gains, losses or other non-cash items that have impacted our shareholders' equity as reported in our financial statements, regardless of whether those items are included in other comprehensive income or loss or net income; and excluding

  •
  one-time events pursuant to changes in accounting principles generally accepted in the U.S. ("U.S. GAAP") and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

  •
  The performance incentive fee is calculated at 20% per annum of the amount by which "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate."

  •
  "Core earnings," for purposes of determining the amount of the performance incentive fee, is defined as U.S. GAAP net income (loss) adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to our initial public offering ("IPO") paid to PCM and the underwriters of our IPO, and any one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

  •
  The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four quarter period and (2) 8%. During our first four quarters, core earnings will be calculated based on the annualized results of each of the preceding quarters.

        PLS's loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and financings to facilitate sales of real estate acquired in settlement of loans.

Investment Strategy

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We seek to achieve this objective by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We seek to maximize the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of non-performing mortgage loans, we seek to effect property resolution in a timely, orderly and economically efficient manner. We also invest in mortgage-related securities and other mortgage-related, real estate and financial assets. It is anticipated that a substantial portion of our investments will not be rated by any rating agency.

        The pools of loans that we acquire consist primarily of U.S. residential mortgage loans. These loans may be performing, sub-performing and non-performing, of varying credit quality, including subprime, Alt-A and prime. PCM, in its sole discretion, determines the size, loan type, credit quality and the composition of our portfolio of loans.

        We rely on PennyMac's expertise in identifying pools of distressed mortgage loans and other assets for acquisition. PCM's sourcing and evaluation processes for potential acquisitions of residential mortgage loans and for mortgage-related assets are substantially similar. PCM makes investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, market risk, portfolio diversification, liquidity and availability and terms of financing, as well as maintaining our REIT qualification and our exclusion from registration under the Investment Company Act. The evaluation process with respect to residential mortgage-backed securities ("RMBS") and other mortgage-backed securities ("MBS") also includes relative value analyses based on yield, credit rating, average life, effective duration, option-adjusted spreads, prepayment assumptions and credit exceptions.

        PCM and its affiliates evaluate new opportunities based on their relative expected returns compared to comparable assets held in our portfolio. Investment decisions with regard to the acquisition or disposition of any of our targeted assets are made by PCM's investment committee.

        Our assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in residential mortgage-related investments. There are no limitations on the maturity, duration or credit rating of our assets.

        We reevaluate our investment strategy as market conditions change with a view toward maximizing the returns from our investment portfolio and identifying dislocations in the mortgage market.

Targeted Asset Classes

        We invest primarily in residential mortgage loans and mortgage-related assets. Based on current market conditions, our primary focus initially is on distressed mortgage loans and, to a lesser extent, on other mortgage-related assets. Over time, our targeted asset classes may change as a result of changes in the opportunities that are available in the market. In addition, we may not invest in certain of the investments described below if we believe those types of investments will not provide us with attractive opportunities or if we believe other types of our targeted assets provide us with better opportunities.

        Our targeted asset classes and the principal investments we expect to make in each class are as follows:

Asset Class	Principal Investments
Residential Mortgage Loans	• Newly originated mortgage loans
• Seasoned performing, sub-performing and non-performing residential mortgage loans
RMBS	• Non-U.S. government agency RMBS, including investment-grade and non-investment grade classes, including the BB-rated, B-rated and non-rated classes
• U.S. government agency RMBS
Other assets and other MBS	• Condominium development and other commercial real estate-secured loans
• Mortgage servicing rights
• Commercial mortgage-backed securities ("CMBS")
• Mortgage-related derivatives, including, but not limited to, credit default swaps, options, futures and derivatives on MBS
• Policies, instruments and agreements related to mortgage insurance or reinsurance risk
• Hedging instruments that include U.S. Treasury securities, options and futures.

Our Portfolio

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, we purchased $93.0 million of MBS and $26.0 million of mortgage loans. At December 31, 2009, we had committed to purchase an additional $56.3 million of mortgage loans. During the period from December 31, 2009 through the date of this Report, PCM has committed to purchases of loans at a price of approximately $143 million. The portion of the purchases that we will be allocated has not been fully determined but will be at least $39 million.

        These acquisitions notwithstanding, PCM has encountered a low volume of available performing mortgage transactions, which we believe offer greater opportunity for value enhancement, and less attractive trading levels for the pools that have been marketed. These acquisitions have been effected after PCM has reviewed and evaluated whole loan pools with unpaid principal balances totaling over $11.8 billion and placed bids on $6.3 billion of those loans for investment by us and the PennyMac funds during the six months ended December 31, 2009. To address the limited availability of attractive whole loan pools, PCM has worked to expand sources of assets for us, including:

  •
  developing a mortgage conduit whereby we will acquire newly originated loans from small mortgage lenders, pool those loans into MBS, and sell the resulting securities into the MBS markets;

  •
  pursuing opportunities to acquire distressed mortgage assets that result from distressed condominium development projects. We anticipate these acquisitions would involve acquisition by us of the construction loan underlying the condominium development while PCM and PLS would work together to design and deliver complete condominium financing solutions, creating the opportunity to effectively repackage distressed developer loans into high quality residential loans on our behalf; and

  •
  pursuing investments in mortgage servicing rights from liquidating and other entities. Mortgage servicing rights reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of mortgage loans. We believe investments in mortgage servicing rights would allow us to capture attractive current returns by utilizing the capabilities and efficiencies of PLS.

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, most of our investments were held in a liquidity management (or money market) fund managed by an affiliate. This investment was made pending identification and acquisition of higher yielding investments in our targeted asset classes.

        While our primary investment during the period from August 4, 2009 (commencement of operations) to December 31, 2009 was in money market deposits, our primary source of net investment income was interest earned on MBS, owing to the low yields on money market deposits. During the period from August 4, 2009 (commencement of operations) to December 31, 2009, we recorded net investment income from MBS totaling $2.3 million, comprised of interest and net appreciation in fair value. Our investments in MBS earned an annualized yield of approximately 7.33% for the period, along with net appreciation in value of approximately $152,000. Our portfolio of MBS securities is backed by non-agency Alt-A, subprime and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 1.2 years. We acquired these securities to provide an enhanced yield pending reinvestment in suitable pools of mortgage loans or mortgage-related assets.

        As noted above, PCM continues to source and bid on pools of mortgage loans and MBS for investment. We expect to make continued progress in the deployment of our assets into our targeted asset classes in the first quarter of 2010.

Our Financing and Hedging Strategy

        As we deploy our capital, we may leverage our investment capacity by financing our investments with borrowings, the level of which may vary based upon the particular characteristics of our portfolio and on market conditions. We are not required to maintain any specific debt-to-equity ratio, and we believe the appropriate leverage for the particular assets we may finance depends on, among other things, the credit quality and risk of such assets. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our board of trustees has discretion to deviate from or change our financing strategy at any time.

        In light of current market conditions, we anticipate initially utilizing limited borrowings on our portfolio as part of our financing strategy. With regard to mortgage loans, we anticipate that leverage may be available to us in connection with our acquisitions, if any, of mortgage assets from the FDIC as receiver for failed depository institutions. Although the amount of any borrowings for this type of acquisition would be determined on a case-by-case basis, we anticipate that borrowings may be available which would provide for a debt-to-equity ratio for acquisitions in the range of 2:1 to 3:1, and would likely not exceed 6:1.

        Direct acquisitions of mortgage loans from financial institutions may include seller financing, although the amount of potential borrowings available, if any, would vary depending upon the seller. Our financing sources may include borrowings in the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, public and private equity and debt issuances and derivative instruments, in addition to transaction or asset specific funding arrangements.

        We expect to attempt to manage interest rate risk on any outstanding debt and to minimize exposure to interest rate fluctuations thereon through the use of match funded financing structures, when appropriate, whereby we seek (i) to match the maturities of our debt with the maturities of the assets that we finance and (ii) to match the interest rates on our leveraged investments with like-kind debt (i.e., floating rate assets are financed with floating rate debt and fixed-rate assets are financed with fixed-rate debt), directly or through the use of interest rate swaps, caps or other financial instruments, or through a combination of these strategies. Subject to maintaining our qualification as a REIT and exclusion from the Investment Company Act, we intend to utilize derivative financial instruments as hedging instruments, in an effort to hedge the interest rate risk associated with the financing of our portfolio and not for speculative purposes.

        We expect this approach will allow us to minimize the risk that we have to refinance our liabilities before the maturities of our assets and to reduce the impact of changing interest rates on our earnings.

        In utilizing borrowings and interest rate hedges, our objectives will be to improve risk-adjusted returns and, where possible, to lock in, on a long-term basis, a spread between the yield on our assets and the cost of our financing. We will use borrowings to finance our portfolio and not to speculate on changes in interest rates.

Investment Policies

        Our board of trustees has adopted the policies set forth below for our investments and borrowings. PCM will review our compliance with the investment policies regularly and will report periodically to our board of trustees regarding such compliance.

  •
  No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;

  •
  No investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

  •
  With the exception of real estate and housing, no single industry shall represent greater than 20% of the investments or aggregate risk exposure in our portfolio.

        These investment policies may be changed by a majority of our board of trustees without the approval of, or prior notice to, our shareholders.

Investment Allocation Policy

        Investment opportunities in pools of mortgage loans that are consistent with our investment objective, on the one hand, and the investment objectives of the PennyMac funds and other future entities or accounts managed by PCM, on the other hand, will be allocated among us and the PennyMac funds and the other entities or accounts generally pro rata based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us, the PennyMac funds and any other relevant entities or accounts or by assigning opportunities among the relevant entities such that investments assigned among us, such funds, entities or accounts are fair and equitable over time; provided that PCM, in its sole discretion, may allocate investment opportunities in any other manner that it deems to be fair and equitable.

        In the case of the assignment of investment opportunities, PCM will consider a number of factors. These factors include:

  •
  investment objectives or strategies for particular entities or accounts

  •
  tax considerations of an entity or account

  •
  risk or investment concentration parameters for an entity or account

  •
  supply or demand for an investment at a given price level

  •
  size of available investment

  •
  cash availability and liquidity requirements for an entity or account

  •
  minimum investment size of an entity or account

  •
  relative size or "buying power" of an entity or account

  •
  regulatory considerations, including the impact on an entity's status under the Investment Company Act, and, in our case, our REIT status

  •
  such other factors as may be relevant to a particular transaction.

        In the case of pro rata purchases of pools of loans where the pool is allocated among us and other entities or accounts, PCM will, at the time of purchase, seek to allocate the hundreds, or potentially thousands, of individual mortgage loans in the pools among us and the other entities or accounts such that the overall allocation of acquired mortgage loans in the pools will target reasonable symmetry with reference to, among other factors, the following:

  •
  unpaid principal balances

  •
  default status

  •
  discounts from purchase price

  •
  lien position

  •
  expected cash flows

  •
  geography

  •
  such other factors as may be relevant to a particular transaction.

        As the investment programs of the various entities and accounts managed by PCM change and develop over time, additional issues and considerations may affect PCM's and our allocation policy and PCM's and our expectations with respect to the allocation of investment opportunities among the various entities and accounts managed by PCM. Despite PCM's intention to effect fair and equitable allocations of investment opportunities, it is likely that our performance will differ from the performance of the PennyMac funds and any other PennyMac-managed entity or account for many reasons, including differences in the legal or regulatory characteristics, or tax classification, of the entities or accounts or due to differing fee structures or the idiosyncratic differences in the outcome of individual mortgage loans.

        We have not adopted any policy that would allow us to, or prohibit us from, buying or otherwise obtaining assets from the PennyMac funds or selling or transferring any assets to the PennyMac funds.

        Before the investment of the offering proceeds into our targeted asset classes, we have made and may make investments in senior priority, currently cash flowing short-term securities and BlackRock-sponsored money market funds.

        We have not adopted a policy that expressly prohibits our trustees, officers, shareholders or affiliates from having a direct or indirect financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our trustees, officers and employees, as well as employees of PCM who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us without the appropriate approval. We also have written policies and procedures for the review and approval of related party transactions.

Operating and Regulatory Structure

  REIT Qualification

        We intend to elect to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") commencing with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT.

        As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders.

        Even if we qualify for taxation as a REIT, we may be subject to some U.S. federal, state and local taxes on our income or property. We expect a significant portion of our business to be conducted through, and a significant portion of our income may be earned in, one or more taxable REIT subsidiaries ("TRSs") that are subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs (at the end of each quarter).

        While our TRSs will generate net income, our TRSs can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase book equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our allowable income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

        The dividends paid deduction of a REIT for qualifying dividends to its shareholders is computed using our taxable income as opposed to net income reported on our financial statements. Taxable income, generally, differs from net income reported on our financial statements because the determination of taxable income is based on tax laws and regulations and not financial accounting principles.

  Licensing

        We and PLS are required to be licensed to conduct business in certain jurisdictions. We and PLS are currently evaluating the need for various licenses in order to conduct our most important business activities directly and the timing of the pursuit of these licenses. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned taxable REIT subsidiary, PennyMac Corp., we are also licensed, or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed. In jurisdictions in which neither we nor PLS is licensed, PLS retains sub-servicers and other vendors. For example, PLS has entered into sub-servicing arrangements with regard to 10% of the unpaid principal balance of its servicing portfolio, which includes loans purchased pending transfer of servicing responsibilities to PLS (approximately 2% of the unpaid principal balance of its loan servicing portfolio). Our failure or the failure by PLS to obtain any necessary licenses promptly or our failure to satisfy the various requirements or to maintain them over time will restrict our direct business activities.

Competition

        We intend to achieve our investment objective largely by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We seek to maximize the value of the mortgage loans that we acquire through both proprietary and government sponsored loan modification programs, special servicing and other initiatives designed to keep borrowers in their homes.

        In acquiring mortgage assets, we compete with other mortgage REITs, specialty finance companies, private funds, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities. A number of these competitors may also be focused on acquiring distressed mortgage loans, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger balance sheets and access to greater capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits and operational efficiencies arising from their larger size. In addition, some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, which could allow them to consider a wider variety of investments and establish more relationships than we can.

        Current market conditions will likely attract more competitors, which would increase the competition for assets and sources of financing. Increased competition for assets may result in our paying higher prices for acquisitions of residential mortgage loans and other assets or adversely influence our ability to "win" our bids for such assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

        In the face of this competition, we have access to PCM's professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS's special servicing expertise helps us to maximize the value of our residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market conditions may have adversely affected the financial condition and liquidity of certain competitors. Thus, not having a legacy portfolio may also enable us to compete more effectively for attractive investment opportunities. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

        We are managed by PCM pursuant to our management agreement with PCM. PLS provides servicing and special servicing for our portfolio of residential mortgage loans pursuant to our loan servicing agreement with PLS. All of our officers are employees of PCM or its affiliates. We have no employees. As of December 31, 2009, PennyMac had 137 employees. See Our Manager and its Operating Platform.

Item 1A.    Risk Factors

Risks Associated with Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM, PLS and their resources and may not find suitable replacements if our management agreement with PCM is terminated and/or our loan servicing agreement with PLS is terminated.

        In accordance with our management agreement, we are externally advised and managed by PCM. We have no employees, and all of our officers are also employees of PCM or its affiliates. Among other matters, PCM supplies us with our senior management team, makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. As a result, we are completely reliant upon, and our success depends exclusively on, PCM's investment decisions, the advice of PCM's employees, the use of PCM's vendors and other resources, and the manner and extent to which PCM selects its vendors and allocates those resources to manage our business. No assurance can be given that PCM's strategies will be successful, that it will conduct complete and accurate due diligence or provide sound advice, or that it will act in our best interests with respect to the allocation of its resources to our business. Its failure to do any of the above would materially and adversely affect our ability to execute our business plan. In addition, the initial term of our management agreement only extends until August 4, 2012 (subject to annual automatic renewals for one-year terms), and it may be terminated earlier under certain circumstances. If our management agreement is terminated and a suitable replacement is not secured in a timely manner, it would materially and adversely affect our ability to execute our business plan.

        Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolio of residential mortgage loans for an initial term through August 4, 2012. We rely on PLS to provide these services for our portfolio and have no in-house capability to handle these services independently of PLS. The costs of these services increase our operating costs and may adversely affect our net income. The term of our loan servicing agreement is identical to the term of our management agreement, and is subject to early termination in the event our management agreement is terminated for any reason. If our loan servicing agreement is terminated, we will have to obtain the loan servicing from another servicer. We may not be able to replace these services in a timely manner or on favorable terms, or at all.

PNMAC, the parent company of PCM and PLS, has a limited operating history and its success will be largely determinative of our own success. PennyMac is undergoing significant growth and its development and integration of new operations may not be effective.

        PNMAC, the parent company of PCM, our manager, and PLS, our loan servicer, was organized in January 2008 and has only a limited operating history. PennyMac's success, which will be largely determinative of our own success, depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy its targeted investment strategies and its identification and consummation of them on favorable terms, the level and volatility of interest rates, the level of competition for attractive investment opportunities, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given.

        In addition, PennyMac's significant growth since it commenced operations has caused significant demands on its operational, accounting and legal infrastructure, and increased expenses. The ability of PCM and PLS to provide us with the services we require to be successful depends, among other things, on the ability of PennyMac, including PCM and PLS, to maintain an operating platform and management system sufficient to address its growth. This may require PennyMac to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that PennyMac will be able to effectively integrate its expanding operations or that PennyMac will continue to grow successfully. PennyMac's failure to do so could adversely affect the ability of PCM and PLS to manage us and service our mortgage loan portfolio, respectively, which would materially and adversely affect us.

Our management agreement and our loan servicing agreement were not negotiated on an arm's length basis and the terms may not be as favorable to us as they would be if those agreements were negotiated with unaffiliated third parties.

        Our management agreement and our loan servicing agreement were each negotiated between related parties, and we did not have the benefit of arm's length negotiations of the type normally conducted with an unaffiliated third party and the terms, including the fees payable to PCM and PLS, as the case may be, may not be as favorable to us as they would be if those agreements were negotiated with unaffiliated third parties. We may also choose not to enforce, or to enforce less vigorously, certain of our rights under our management agreement or our loan servicing agreement in an effort to maintain our ongoing relationship with PCM or PLS, as the case may be.

The management fee structure could cause disincentive and/or create greater investment risk.

        Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders' equity (as defined in our management agreement) at the end of each quarter. As a result, significant base management fees may be payable to PCM for a given quarter despite the fact that we experience a net loss during that quarter. In fact, PCM received its base management fees for each of our first two operating periods even though we reported a net loss for each of those periods. PCM's right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, adversely affect our ability to make distributions to our shareholders and the market price of our common shares.

        Conversely, PCM is also entitled to receive incentive compensation under our management agreement based on our performance in each quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on our core earnings (as defined in our management agreement) may lead PCM to place undue emphasis on the maximization of short-term net income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity and/or management of market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier and more speculative. PCM may also have a conflict of interest in deciding upon whether to sell any investment at a gain, thereby recognizing additional incentive compensation, or to hold such investment based on its long-term value. This could result in increased risk to the value and long-term performance of our portfolio.

The servicing fee structure could create a conflict of interest.

        For its services under our loan servicing agreement, PLS is entitled to base servicing fees that are competitive with those charged by specialty servicers and are calculated as a percentage of the unpaid principal balance of the mortgage loans in our portfolio. Because the base servicing fees are calculated on this basis, PLS's interests may not be aligned with ours with regard to loan modifications that would reduce the unpaid principal balances of our mortgage loans. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In addition, to the extent we participate in the HAMP (or other similar mortgage loan modification programs), PLS will be entitled to retain any incentive payments made to it in connection with our participation therein.

        On our behalf, PLS also refinances sub-performing and non-performing loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, we have agreed to pay PLS customary market-based origination fees of 1.0% of the unpaid principal balance of the loan plus $750. The amount of the origination fee is intended to reflect market rates and will be subject to review by our board of trustees from time to time. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender. It may also provide PLS with an incentive to provide financing to facilitate sales to third parties with regard to the disposition of real estate that we acquire in settlement of loans.

Termination of our management agreement would be difficult and costly.

        It is difficult and costly to terminate, without cause, our management agreement. Following the initial term ending August 4, 2012, our management agreement provides that it may be terminated annually by us without cause under limited circumstances and upon 180 days' prior written notice and the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause.

        PCM may terminate our management agreement if we become required to register as an investment company under the Investment Company Act, or decline to renew our management agreement by providing us with 180 days' prior written notice, in which case we would not be required to pay a termination fee to PCM. PCM may also terminate our management agreement upon at least 60 days' prior written notice if we default in the performance of any material term of our management agreement and the default continues for a period of 30 days after written notice to us, whereupon we would be required to pay to PCM a significant termination fee. If our management agreement is terminated, we will have to obtain investment and other management services from another investment manager. We may not be able to replace these services in a timely manner or on favorable terms, or at all.

PCM and PLS both have limited liability and indemnity rights.

        Our management agreement and our loan servicing agreement provide that PCM (in the case of our management agreement) and PLS (in the case of our loan servicing agreement) will not assume any responsibility other than to provide the services specified in such agreements. Our management agreement further provides that PCM will not be responsible for any action of our board of trustees in following or declining to follow its advice or recommendations. In addition, each of PCM (in the case of our management agreement) and PLS (in the case of our loan servicing agreement) and their respective affiliates, managers, officers, trustees, directors, employees and members will be held harmless from, and indemnified by us against, certain liabilities on customary terms.

Existing or future entities or accounts managed by PCM may compete with us for PCM's time and services, and they may compete with us for, or may participate in, investments, any of which could result in conflicts of interest. BlackRock and Highfields Capital, PennyMac's strategic investors, could compete with us or transact business with us.

        Pursuant to our management agreement, PCM is obligated to supply us with our senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with the level of our activity. The members of our senior management team may have conflicts in allocating their time and services between us and other entities or accounts managed by PCM now or in the future, including the PennyMac funds.

        Although we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas the PennyMac funds and other entities or accounts that PCM manages now or may manage in the future are not, or will not be, as applicable, so limited. In addition, PCM and/or the PennyMac funds and the other entities or accounts managed by PCM now or in the future may participate in some of our investments, which may not be the result of arm's length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

        In addition, PNMAC's strategic investors, BlackRock and Highfields Capital, each own 37% of PNMAC. Affiliates of each of BlackRock and Highfields Capital currently manage investment vehicles and separate accounts that may compete directly or indirectly with us. BlackRock and Highfields Capital are under no obligation to provide us with any financial or operational assistance, or to present opportunities to us for matters in which they may become involved. We may enter into transactions with BlackRock or Highfields Capital or with market participants with which BlackRock or Highfields Capital has business relationships, and such transactions and/or relationships could influence the decisions made by PCM with respect to the purchase or sale of assets and the terms of such purchase or sale. Such activities could have an adverse effect on the value of the positions held by us, or may result in BlackRock and/or Highfields Capital having interests adverse to ours.

If ownership interests held by PennyMac's strategic investors were transferred to a third party, this could result in a change in our objectives and cause us material harm.

        If either or both of BlackRock and Highfields Capital were to sell their ownership interests in PNMAC to a third party, that party might, subject to certain limitations, attempt to cause us to materially amend our investment policies, attempt to cause a sale or disposition of PCM and/or PLS or change in the composition of PCM's professionals. A change in ownership could also cause a termination of our management agreement with PCM. If any of the foregoing were to occur, we could experience difficulty in making new investments and the value of our existing investments, our business, our results of operations and our financial condition could suffer materially. Additionally, we cannot predict the effect that any transfer in the ownership of PNMAC would have on the trading price of our common shares or our ability to raise capital or make investments in the future because such matters would depend to a large extent on the identity of the new owner and the new owner's intentions with regard to our business and affairs. As a result, the future of our company would be uncertain and the value of our investments, our results of operations and our financial condition could suffer.

Negative publicity and media attention involving Countrywide Financial Corporation and certain of its former officers could have an adverse impact on PennyMac and us.

        There are several lawsuits pending against Countrywide Financial Corporation ("Countrywide") and certain of its former officers. Certain of our and PennyMac's officers who are former employees of Countrywide, including Stanford L. Kurland, our chairman and chief executive officer, have been named as defendants in lawsuits involving Countrywide and certain of its employees and former employees. Neither we nor PennyMac nor any of our officers in their capacity as officers of PennyMac or us are party to, nor do any such parties expect to become party in such capacities to, any current or future litigation relating to Countrywide. However, we cannot assure you that any existing or future investigations or litigation will not generate negative publicity or media attention or adversely impact us or PCM's and PLS's ability to conduct their respective businesses.

Risks Related to Our Business

Prior to our IPO, we had no operating history and we may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders. The supply of distressed residential mortgage loans will likely recede as the economy improves.

        We were organized in May 2009, commenced operations in August 2009 and have a limited operating history. We may not be able to operate successfully as a separate business or implement our operating policies and strategies successfully, and there can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make distributions to our shareholders. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. We also face substantial competition in acquiring attractive investments.

        The net proceeds of our IPO, concurrent private offering and direct offering were not targeted for specific use at the time of our IPO. While we have invested a portion of those proceeds in mortgage loans and MBS, and PCM continues to seek to identify and consummate attractive investment opportunities that meet our investment objectives and strategies, we cannot assure you that we or PCM will be able to do so in a timely manner or at all. Our failure to apply the remaining net proceeds of our IPO, concurrent private offering and direct offering effectively or find suitable investments in a timely manner or on acceptable terms could result in returns that are substantially below expectations or result in losses.

        In addition, when the current conditions in the mortgage market, the financial markets and the economy stabilize and/or improve, the availability of distressed residential mortgage loans that meet our investment objective and strategies will likely recede, which could prevent us from implementing our business strategies. At such time, we will reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying dislocations in the mortgage market, but there can be no assurance that any of our strategies will be successful.

We depend on PCM and its senior management team, the members of which have limited experience operating a REIT.

        Although PCM's senior management team has extensive experience in real estate operations and the management of residential mortgage loans, they have limited experience operating a REIT, which must comply with the numerous technical restrictions and limitations set forth in the Internal Revenue Code and the Investment Company Act.

As a result of difficult conditions in the financial markets and the economy generally, the risks to our business strategies are high and there are no assurances that we will be successful in implementing our business strategies.

        The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage market, the financial markets and the economy generally. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and diminished expectations for the economy and markets going forward. The residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns. There is no assurance that these conditions have stabilized or that they will not worsen. A continuation or increase in the volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our investments. Although we intend to purchase distressed mortgage loans at discounts to their unpaid principal balances, further deterioration in home prices or the value of our investments could require us to take charges that may be material.

The actions of the U.S. government, the Federal Reserve and the U.S. Treasury may adversely affect our business.

        The U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking various actions to address the financial crisis. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

        To the extent the market does not respond favorably to these initiatives or they do not function as intended, they may not have a positive impact on our business. We can provide no assurance that we will be eligible to use any government programs or, if eligible, that we will be able to utilize them successfully. Further, the incentives provided by such programs may increase competition for, and the pricing of, our targeted assets.

Mortgage loan modification and refinance programs, future legislative action, changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae and other actions and changes may adversely affect the value of, and the returns on, the assets in which we intend to invest.

        The U.S. government, through the Federal Housing Administration, or FHA, the FDIC and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic crisis or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, may adversely affect our business.

        Due to increased market concerns about Fannie Mae and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, the Federal Housing Finance Agency, or the FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae's and Freddie Mac's debt and MBS. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that its actions will be adequate for their needs. If the actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes a U.S. government agency RMBS and could have broad adverse market implications. Such market implications could negatively affect the performance and market value of our investments.

Our access to financing sources may be limited and thus our ability to maximize our returns may be adversely affected. Our debt and financing agreements may subject us to unfavorable terms, increased risk of loss and less cash available for distributions to our shareholders.

        Because of certain REIT requirements, our retained earnings available to execute our business strategies will be nominal. As a result, we may finance our growth and investments with leverage, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. Our ability to execute our business strategies depends in large part on our ability to secure financing arrangements on favorable terms. However, in light of current market conditions and the tightness of available credit, we anticipate utilizing limited leverage. As of the date of this Report, we have no contractual commitments for any financing arrangements, and we cannot assure you that we will secure any such arrangements on favorable terms at the desired times, or at all. This may require us to curtail our asset acquisition activities and/or dispose of assets and could negatively affect our results of operations.

        If or when we obtain debt financing, it may be on unfavorable terms. In general, any unfavorable terms could potentially inhibit our ability to leverage our assets, increase our financing costs, reduce our liquidity and/or require us to sell assets at an inopportune time or price, any or all of which could reduce our return on assets. In the event that we fail to meet or satisfy any covenants or conditions contained in our financing arrangements or we are unable to meet our collateral obligations, our financial condition and prospects could deteriorate rapidly, and this could materially and adversely affect our ability to implement our business plan.

In the event non-recourse long-term financing structures become available to us in the future, such structures may expose us to risks which could result in losses to us.

        Although under current market conditions we do not anticipate that securitization or other non-recourse long-term financing for our investments will be available, we may utilize these financing structures if and when they become available. In such structures, our lenders typically would not have a general claim against us as an entity, as opposed to our assets themselves. Prior to any such financing, we may seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also would bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets, including the current unprecedented volatility and disruption in the capital and credit markets, may not permit a non-recourse securitization at any particular time or may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Future issuances of debt securities, which would rank senior to our common shares upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares for the purposes of making distributions, including liquidating distributions, may adversely affect the market price of our common shares.

        Because of current economic and market conditions, we may also have to rely more heavily on additional equity issuances, which may rank senior and/or be dilutive to our shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

        Upon liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before holders of our common shares. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and intend to issue additional, common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We also may issue from time to time additional common shares in connection with property, portfolio or business acquisitions and may grant demand or piggyback registration rights in connection with such issuances. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict the effect, if any, of future issuances of our common shares, preferred shares or other equity-based securities or the prospect of such issuances on the market price of our common shares. Issuances of a substantial amount of such securities, or the perception that such issuances might occur, could depress the market price of our common shares. Our preferred shares, if issued, would likely have a preference on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares.

        We cannot assure you that we will have access to any equity or debt capital on favorable terms at the desired times, or at all, and we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common shares bear the risk that our future issuances of debt or equity securities or other borrowings will reduce the market price of our common shares and dilute their ownership in us.

Interest rate fluctuations could significantly decrease our results of operations and cash flows and the market value of our investments.

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, when applicable, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. Changes in the level of interest rates also may affect our ability to make investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell real estate acquired in settlement of loans. In addition, in the event we acquire mortgage servicing rights, decreasing interest rates may cause a large number of borrowers whose loans are being serviced by PLS to refinance, which may result in loss of any such mortgage servicing business and associated write-downs of such mortgage servicing rights. Any such scenario could materially and adversely affect us.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

        We may enter into interest rate swap agreements and pursue hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level of interest rates, the type of investments held, and other changing market conditions. However, while we may enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus any hedging activity, while intended to limit losses, may materially and adversely affect our results of operations and cash flows.

Competition may limit the availability of desirable investments and result in reduced risk-adjusted returns.

        Our profitability depends, in part, on our ability to acquire our targeted investments at favorable prices. We compete with other mortgage REITs, specialty finance companies, private funds, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring distressed mortgage loans. Many of our competitors also have competitive advantages over us, including size, financial strength and risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

Our board of trustees has approved very broad investment policies for PCM and will not review or approve each investment decision. We may change our investment strategies and policies without shareholder consent, which may adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

        PCM is authorized to follow very broad investment policies and, therefore, has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, PCM may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of trustees will periodically review our investment policies and our investment portfolio but will not review or approve each proposed investment by PCM unless it falls outside our investment policies or constitutes a related party transaction. In addition, in conducting periodic reviews, our board of trustees will rely primarily on information provided to it by PCM. Furthermore, PCM may use complex strategies, and transactions entered into by PCM may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees.

        In addition, we may change our investment strategies and policies and targeted asset classes at any time without the consent of our shareholders, and this could result in our making investments that are different in type from, and possibly riskier than, the investments currently contemplated. In order to adapt and react to changing dynamics in the mortgage marketplace, including a low volume of available performing mortgage loan transactions and less attractive trading levels for the pools that have been marketed, we have already begun to explore additional types of investments. Changes in our investment strategies and policies and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

Our development of a mortgage conduit operation could subject us to increased risk of loss.

        PCM is in the process of developing a mortgage conduit operation whereby we would acquire newly originated loans from small mortgage lenders and sell or securitize those loans to or through the Agencies. We may also sell the resulting securities into the MBS markets. However, there can be no assurance that PCM will be successful in implementing this operation or that we will be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to the development of this conduit operation; however, PCM may not be able to source sufficient investment opportunities to justify the expenditure of such capital and other resources. In the event that PCM is able to source sufficient investment opportunities for this operation, there can be no assurance that we would be able to acquire such investments on favorable terms or at all, or that such investments, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these investments and/or may be unable to sell the resulting MBS in the securitization market on favorable terms or at all. We would also be subject to the risk that the value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Our acquisition of distressed condominium development loans will be subject to the general risks applicable to development projects, which may subject us to losses.

        We intend to seek opportunities to acquire mortgage assets that result from distressed condominium development projects, which may include real estate development loans, existing residential loans originated by the developer, and residential loans originated by PLS on our behalf. In addition to the risks inherent to the investment in mortgage loans, including distressed mortgage loans, as described throughout this Item 1A, our investment in mortgage assets that result from condominium development projects also subjects us to the general risks applicable to a development project. These risks include that the construction and leasing of a property may not be completed on schedule or may cost more than anticipated due to, among other factors, events beyond the control of the developer (such as weather conditions, labor or material shortages or labor actions such as strikes). Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy and other required government permits and authorizations. It is also possible that construction or permanent financing may not be available on favorable terms or at all. Any of these risks could result in substantial unanticipated delays or additional expenses and, under certain circumstances, could prevent completion of development activities once commenced. Properties under development or properties acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development or redevelopment and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any of these risks could have a material adverse effect on the value of our development loans.

If we fail to implement and maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us, beginning in 2010, to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to prepare for compliance with Section 404, we cannot be certain that we will be successful in implementing or maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

        We and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned taxable REIT subsidiary, PennyMac Corp., we are also taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed. Our failure or the failure by PLS to obtain any necessary licenses promptly or our failure to satisfy the various requirements or to maintain them over time would restrict our direct business activities.

        We and PLS are also required to hold Agency approvals in order to sell mortgage loans to the Agencies and service such mortgage loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business.

We may be subject to liability for potential violations of various lending laws, which could adversely impact our results of operations, financial condition and business.

        Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on "high cost" loans. To the extent these originators or servicers fail to comply with applicable law and any of their residential mortgage loans become part of our assets, it could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected residential mortgage loans. Further, if any of our loans are found to have been originated or serviced in violation of applicable law, we could be fined or incur losses, which could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

        Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process, which could result in us being held responsible for violations in the mortgage loan origination process. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability.

We are highly dependent on information systems and systems failures could significantly disrupt our business, which could have a material adverse effect on our results of operations and cash flows.

        Our business is highly dependent on the communications and information systems of PCM. Any failure or interruption of these systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common shares and ability to make distributions to our shareholders.

Terrorist attacks and other acts of violence or war may affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

        The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. The economic impact of these events and/or the deployment of our mortgage loan borrowers could also adversely affect the collectability of some of our loans and the credit quality of our loans and investments and the properties underlying our interests. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common shares to decline or be more volatile. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

Risks Related to Our Investments

The mortgage loans in which we invest and the mortgage loans underlying the MBS in which we invest subject us to delinquency, foreclosure and loss, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

        We invest in performing, sub-performing and non-performing residential mortgage loans, and plan to invest in newly originated residential mortgage loans through our conduit lending business. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. These risks are greater for sub-performing and non-performing loans. In addition, we intend to invest in RMBS that are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. The ability of borrowers to repay residential mortgage loans that we own, or underlying RMBS that we own, is dependent upon the income or assets of these borrowers.

        We are authorized to invest in CMBS and may also invest in commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. Net operating income of an income producing property can be affected by a variety of factors, and if the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired.

        In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

        Our investment in mortgage loans and MBS also subjects us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) continued declines in the value of residential real estate; (ii) risks related to general and local economic conditions; (iii) possible lack of availability of mortgage funds for borrowers to refinance or sell their homes; (iv) overbuilding; (v) the general deterioration of the borrower's ability to keep a rehabilitated sub-performing or non-performing mortgage loan current; (vi) increases in property taxes and operating expenses; (vii) changes in zoning laws; (viii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (ix) casualty or condemnation losses; (x) uninsured damages from floods, earthquakes or other natural disasters; (xi) limitations on and variations in rents; (xii) fluctuations in interest rates; (xiii) fraud by borrowers, originators and/or sellers of mortgage loans; (xiv) undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and (xv) failure of the borrower to adequately maintain the property, particularly during times of financial difficulty. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

A significant portion of the residential mortgage loans that we acquire are or may become sub-performing or non-performing loans, which increases our risk of loss of our investment.

        We acquire distressed residential mortgage loans and mortgage-related assets where the borrower has failed to make timely payments of principal and/or interest. We also acquire performing loans that subsequently become sub-performing or non-performing. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable to make payments when due. If PLS as our primary and special servicer is not able to address the issues concerning these loans, we may incur significant losses. There are no limits on the percentage of sub-performing and non-performing assets we may hold. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the market value of our common shares.

We invest in subprime residential mortgage loans or RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

        We invest in subprime residential mortgage loans or RMBS backed by collateral pools of subprime residential mortgage loans, which are mortgage loans originated using underwriting standards that are less restrictive than the underwriting standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. Because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans or RMBS backed by subprime mortgage loans in which we invest could be correspondingly adversely affected, which could adversely impact our business, financial condition, liquidity, and results of operations.

We anticipate that a significant portion of our investments will be in the form of whole loan mortgages, which are subject to increased risks.

        We anticipate that a significant portion of our investments will be in the form of whole loan mortgages, which are directly exposed to losses resulting from default and foreclosure. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our investment in the loan, resulting in a loss to us. In addition, the foreclosure process may be lengthy and expensive, and any delays or costs involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property may further reduce the proceeds and thus increase the loss.

We may invest in RMBS and CMBS, each of which is subject to significant risks.

        RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS in which we intend to invest are subject to all of the risks of the respective underlying mortgage loans. In addition, the market value of mortgage securities will generally vary inversely with changes in market interest rates, declining when interest rates rise and rising when interest rates decline. However, mortgage securities, while having comparable risk of decline during periods of rising rates, usually have less potential for capital appreciation than other investments of comparable maturities due to the likelihood of increased prepayments of mortgages as interest rates decline.

Investments in subordinated loans and subordinated MBS could subject us to increased risk of losses.

        We may invest in subordinated loans and subordinated MBS. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan, and the unpledged assets of the borrower may not be sufficient to satisfy our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in repayment losses. In addition, in the case of commercial mortgage loans where senior debt exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

        In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the "first loss" subordinated security holder and then by the "second loss" subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in repayment losses. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses.

        The prices of these types of lower credit quality investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

Our investments in loans to and debt securities of real estate companies will be subject to the specific risks relating to the particular borrower or issuer of the securities and to the general risks of investing in real estate-related loans and securities, which may result in significant losses.

        We may invest in loans to and debt securities of real estate companies, including REITs. These investments involve special risks relating to the particular borrower or issuer of the securities, including the financial condition, liquidity, results of operations, business and prospects of the borrower or issuer. Investments in REIT debt securities may also be subject to risks relating to transfer restrictions, substantial market price volatility resulting from changes to prevailing interest rates, and, in the case of subordinated investments, the seniority of claims of banks and other senior lenders to the issuer. In addition, real estate companies often invest, and REITs generally are required to invest substantially, in real estate or real estate-related assets and are subject to some or all of the risks inherent with real estate and real estate-related investments referred to in this Report. These risks may adversely affect the value of our debt securities of real estate companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, and could result in significant losses.

The failure of PLS or any other servicer to effectively service our portfolio of mortgage loans would materially and adversely affect us.

        Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS's responsibilities include providing delinquency notices when necessary, loan workouts and modifications, foreclosure proceedings, short sales, liquidations of REOs acquired as a result of foreclosures of mortgage loans, and reporting on the performance of the loans. The ability of PLS or any other servicer to effectively service our portfolio of mortgage loans is critical to our success, particularly given our strategy of maximizing the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of non-performing loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer to effectively service our portfolio of mortgage loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

A decline in the value of the real estate underlying our mortgage loans may result in reduced risk-adjusted returns.

        The value of the real estate which underlies mortgage loans is subject to market conditions. Changes in the real estate market may adversely affect the value of the collateral and thereby lower the value to be derived from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect equity in the property declines. Non-performing loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in reduced earnings or losses and negatively affect the cash available for distribution to our shareholders.

        The value of our investment portfolio may be affected by prepayment rates on mortgage loans. Prepayment rates on loans are influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, we cannot predict with certainty such prepayment rates, and no strategy can completely insulate us from prepayment or other such risks. This volatility in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio and may result in reduced earnings or losses for us and negatively affect the cash available for distribution to our shareholders.

Many of our investments may be illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

        Our investments in mortgage loans are, and our investments in securities may be, illiquid. As a result, it may be difficult or impossible to obtain or validate third party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Many of our investments will be unrated or, where any credit ratings are assigned to our investments, they will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

        It is anticipated that many of our investments will not be rated by any rating agency. Therefore, PCM's assessment of the value and pricing of our investments may be difficult and the accuracy of such assessment will be inherently uncertain. However, certain of our investments may be rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

We may not realize gains or income from our investments.

        While we seek to generate both current income and capital appreciation from our investments, our investments may not appreciate and, in fact, may decline in value. In addition, the obligors on our investments may default on, or be delayed in making, interest and/or principal payments, especially given that our current investment strategies focus, in part, on distressed opportunities and that we acquire sub-performing and non-performing residential mortgage loans. Accordingly, we are subject to an increased risk of loss and may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset our losses and expenses.

We may utilize derivative instruments, which could subject us to risk of loss.

        We intend to utilize derivative instruments for hedging purposes, including swaps, options and futures. However, the prices of derivative instruments, including futures and options, are highly volatile, as are payments made pursuant to swap agreements. As a result, the cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to shareholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

Insurance on mortgage loans and real estate securities collateral may not cover all losses.

        There are certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, terrorism or acts of war, that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

        Our assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

        We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession (such as the current period marked by dislocation and weakness in the capital and credit markets), especially if these periods are accompanied by declining real estate values. A weakening economy and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investments with them in the event of a default on a particular investment because the value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. A weakening economy and declining real estate values may increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Our investments will generally be recorded at fair value, and declines in the fair values of our investments may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders. Quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to estimate fair value.

        We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments quarterly, but the fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of PCM, our company or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM's estimation of the fair value of our investments will include inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets will be directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments. Additionally, such valuations may fluctuate over short periods of time.

PCM will utilize analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

        Given the complexity of our investments and strategies, PCM must rely heavily on analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties, or models and data. Models and data will be used to value investments or potential investments and also in connection with hedging our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

        Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner's ability to sell real estate, borrow using real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may adversely affect the value of the relevant asset and/or our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.

        When we purchase loans, our counterparty typically makes customary representations and warranties about such loans to us. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under our mortgage loan purchase agreements. Our inability to obtain indemnity or require repurchase of a significant number of loans could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could harm our earnings.

        When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originating broker or correspondent. Further, if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law, our staggered board of trustees and certain provisions in our declaration of trust could each inhibit a change in our control.

        Certain provisions of the Maryland General Corporation Law, or the MGCL, applicable to a Maryland real estate investment trust may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of such shares.

        In addition, our board of trustees is divided into three classes of trustees. Trustees of each class will be elected for three-year terms upon the expiration of their current terms, and each year one class of trustees will be elected by our shareholders. The staggered terms of our trustees may reduce the possibility of a tender offer or an attempt at a change in control, even though a tender offer or change in control might be in the best interests of our shareholders.

        Further, our declaration of trust authorizes us to issue additional authorized but unissued common shares and preferred shares. Our board of trustees may, without shareholder approval, increase the aggregate number of our authorized shares or the number of shares of any class or series that we have authority to issue and classify or reclassify any unissued common shares or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may establish a class or series of common shares or preferred shares or take other actions that could delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

Compliance with our Investment Company Act exclusion imposes limits on our operations.

        We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. However, our qualification for exclusion from registration under the Investment Company Act will limit our ability to make certain investments, as discussed below.

Failure to maintain our exclusion from registration under the Investment Company Act could negatively affect the value of our common shares, the sustainability of our business model and our ability to make distributions to shareholders.

        Because we are organized as a holding company that conducts its businesses primarily through our operating partnership and its wholly-owned subsidiaries, our status under the Investment Company Act is dependent upon the status of our operating partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. The securities issued to our operating partnership by subsidiaries excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities owned by our operating partnership, may not have a value in excess of 40% of the value of our operating partnership's total assets on an unconsolidated basis. While we will monitor our holdings to ensure continuing and ongoing compliance with this asset test, if the value of such securities exceeds such 40% threshold, or if one or more of such subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

        To ensure qualification for the foregoing exclusion in the future, we could also be required to restructure our activities in a manner that, or at a time when, we would not otherwise choose to do so, which could negatively affect the value of our common shares, the sustainability of our business model, and our ability to make distributions. For example, our subsidiaries may have to sell securities to qualify for exclusion under the Investment Company Act. The sale could occur during adverse market conditions, and our subsidiaries could be forced to accept a price below that which they believe is acceptable. In addition, there can be no assurance that the laws, regulations and guidance governing our exclusion from registration under the Investment Company Act will not change in a manner that adversely affects our operations.

        Further, a loss of our Investment Company Act exclusion would allow PCM to terminate our management agreement with us, and our loan servicing agreement with PLS is subject to early termination in the event our management agreement is terminated for any reason. In addition, because affiliate transactions generally are prohibited under the Investment Company Act, we would not be able to enter into transactions with any of our affiliates if we fail to maintain our exclusion and may be required to terminate any other agreements with affiliates. If any of these agreements are terminated, we will have to obtain the services on our own, and we may not be able to replace these services in a timely manner or on favorable terms, or at all. This would have a material adverse effect on our ability to execute our business strategy.

Rapid changes in the values of our investments may make it more difficult for us to maintain our REIT qualification or exclusion from the Investment Company Act.

        If the market value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish, particularly given the illiquid nature of our investments. We may have to make investment decisions that we otherwise would not make absent our REIT and Investment Company Act considerations.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit your recourse in the event of actions not in your best interest.

        Our declaration of trust limits the liability of our present and former trustees and officers to us and our shareholders for money damages to the maximum extent permitted under Maryland law. Under current Maryland law, our present and former trustees and officers will not have any liability to us or our shareholders for money damages other than liability resulting from either (a) actual receipt of an improper benefit or profit in money, property or services or (b) active and deliberate dishonesty by the trustee or officer that was established by a final judgment and is material to the cause of action.

        Our declaration of trust authorizes us to indemnify our present and former trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies, which could limit your recourse in the event of actions not in your best interest.

Our declaration of trust contains provisions that make removal of our trustees difficult, which could make it difficult for our shareholders to effect changes to our management.

        Our declaration of trust provides that, subject to the rights of holders of any series of preferred shares, a trustee may be removed only for "cause" (as defined in our declaration of trust), and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Vacancies generally may be filled only by a majority of the remaining trustees in office, even if less than a quorum, for the full term of the class of trustees in which the vacancy occurred. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control that is in the best interests of our shareholders.

 Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

        We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our continued qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Even if we qualify as a REIT, we will face tax liabilities that reduce our cash flow, and a significant portion of our income may be earned through TRSs that are subject to U.S. federal income taxation.

        Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our shareholders.

        In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we will hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs, subject to the limitation that securities in TRSs may not represent more than 25% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRSs are subject to regular corporate income taxation.

The percentage of our assets represented by TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

        No more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs (at the end of each quarter). While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRSs below 25% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we will be monitoring our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below 25% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with both of these tests in all market conditions.

Dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

        The maximum tax rate for dividends paid by corporations to domestic shareholders that are individuals, trusts and estates is generally 15% through taxable years beginning on or before December 31, 2010. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

The REIT distribution requirements could adversely affect our ability to execute our business strategies.

        We intend to make distributions to our shareholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets or borrow funds on a short-term or long-term basis to meet the distribution requirements of the Internal Revenue Code.

        We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we invest and may invest, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. As a result, to the extent such income is not realized within a TRS, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements.

We may be required to report taxable income early in our holding period for certain investments in excess of the economic income we ultimately realize from them.

        We expect to acquire in the secondary market debt instruments for less than their face amount, MBS issued with original issue discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time, but our ability to benefit from that bad debt deduction would depend on our having taxable income in that later taxable year. This possible "income early, losses later" phenomenon could adversely affect us and our shareholders if it were persistent and in significant amounts.

The share ownership limits applicable to us that are imposed by the Internal Revenue Code for REITs and our declaration of trust may restrict our business combination opportunities.

        Ownership limitations are common in the organizational documents of REITs and are intended, among other purposes, to provide added assurance of compliance with the tax law requirements and to minimize administrative burdens. However, our share ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

Complying with the REIT requirements can be difficult and may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

        To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our shares. We may be required to make distributions to our shareholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments or require us to liquidate from our portfolio otherwise attractive investments. If we are compelled to liquidate our investments, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

Complying with the REIT requirements may limit our ability to hedge effectively.

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT gross income tests in certain instances. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

        We believe that our operating partnership is organized and will be operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, it will not be subject to U.S. federal income tax on its income. Instead, each of its partners, including us, will be allocated its share of our operating partnership's income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution to its partners, including us.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

        A REIT's net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. We may hold a substantial amount of assets in one or more TRSs that are subject to corporate income tax on its earnings, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

        The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common shares. The U.S. federal tax rules that affect REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to Treasury Regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could cause us to change our investments and commitments, which could also affect the tax considerations of an investment in our common shares.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        We do not own or lease any property. Our operations are carried out on our behalf in the offices of PCM, at 27001 Agoura Road, Suite 350, Calabasas, California, 91301.

Item 3.    Legal Proceedings

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2009, we were not involved in any such legal proceedings.

Item 4.    Reserved

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common shares began trading publicly on July 30, 2009, and are listed on the New York Stock Exchange (Symbol: PMT). As of March 8, 2010, we had 16,735,317 common shares outstanding which were held by approximately 2,328 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash distributions declared for the calendar quarter since our IPO:

	Stock Price
			Cash Distributions Declared
2009	High	Low
Third Quarter (since July 30, 2009)	$20.00	$18.70	$—
Fourth Quarter	$19.90	$16.70	$—

        We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Item 1A of this Report in the section entitled Risk Factors. All distributions will be made at the discretion of our board of trustees and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

Equity Compensation Plan Information

        We have adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in our operating partnership) and other awards based on our shares that may be made by us directly to our officers and trustees, and the members, officers, trustees, directors and employees of PCM, PLS, or their affiliates and to PCM, PLS and other entities that provide services to us and the employees of such other entities. The equity incentive plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. Our equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding shares on a diluted basis at the time of the award. However, the total number of options available for issuance under the plan cannot exceed 40 million.

        The following table provides information as of December 31, 2009 concerning our common shares authorized for issuance under our equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	374,810	$—	994,000
Equity compensation plans not approved by security holders(1)	—	—	—

Total	374,810	$—	994,000

(1)
We do not have any equity plans that have not been approved by our shareholders.

        On July 29, 2009, the SEC declared effective our registration statement on Form S-11 (File No. 333-159460) relating to (1) our underwritten IPO of 14,706,327 shares and (2) our direct offering of 1,293,673 shares to certain investors in two private fund vehicles managed by PCM. On August 4, 2009, we completed offerings of 16,735,317 of our shares as follows:

  •
  our IPO of 14,706,327 of our shares at $20 per share as discussed in the following paragraph for gross proceeds of approximately $294.1 million;

  •
  a private placement to certain of our executive officers, PennyMac, and certain of its investors, of 735,317 shares for gross proceeds of approximately $14.7 million. In conducting this private placement, we relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended; and

  •
  as part of our IPO, the direct offering to investors in the funds managed by PCM of 1,293,673 shares for gross proceeds of approximately $25.9 million;

  •
  offsetting these offerings were underwriting and offering costs totaling approximately $20.0 million. We did not pay any underwriting discount in connection with the direct offering or the private placement.

        Certain of the underwriting costs incurred in the IPO were either paid on our behalf by PCM or deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on our performance as follows: we will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, our "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties to the accompanying financial statements). If this requirement is not satisfied by the end of such 24 calendar quarter period, our obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate.

        From the completion of these offerings through December 31, 2009, we purchased $93.0 million of MBS and $26.0 million of mortgage loans. At December 31, 2009, we had committed to purchase an additional $56.3 million of mortgage loans. During the period from December 31, 2009 through the date of this Report, PCM has committed to purchases of loans at a price of approximately $134 million. The portion of the purchases that we will be allocated has not been fully determined but will be at least $39 million. At December 31, 2009, we held $213.6 million in proceeds remaining from the offerings primarily in a short-term investment fund managed by a related party.

Item 6.    Selected Financial Data

Period from August 4, 2009 (commencement of operations) to December 31, 2009
(dollar amounts in thousands, except per share data)
Statement of Operations Data:
Net Investment Income:
Interest income	$2,149
Appreciation in fair value of securities	152

Total net investment income	2,301

Expenses:
Management fees	1,981
Compensation	1,303
Other	900

Total expenses	4,184

(Loss) earnings before income taxes	(1,883)
Income tax benefit	—

Net loss	$(1,883)

Condensed Balance Sheet:
Investments at fair value:
Short-term investment	$213,628
Mortgage-backed securities	83,771
Mortgage loans	26,046

323,445
Other assets	1,001

$324,446

Per Share Data:
Loss—basic and diluted	$(0.11)
Cash distributions declared	$—
Share price at end of period	$17.18

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion includes forward-looking statements, which are subject to certain risks and uncertainties as discussed above in the section entitled Special Note Regarding Forward-Looking Statements and in Item 1A of this Report, entitled Risk Factors.

Overview

        We are a recently formed specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We seek to maximize the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. We plan to supplement these activities through participation in other mortgage related activities, including:

  •
  acquisition of REIT-eligible MBS. We believe that the recent dislocations of the residential mortgage markets has disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans.

  •
  acquisition and sale or securitization of loans in a conduit capacity between originators of mortgage loans and the MBS markets. Current market conditions have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans into securitizations. We believe these conditions provide us with the opportunity to act as a conduit between these loan originators and the securitization markets.

  •
  acquisition of distressed condominium development loans. We believe that opportunities exist to acquire condominium development loans at a discount, finance the completion of the project and design and deliver complete condominium financing solutions. This solution creates the opportunity to effectively repackage distressed developer loans into high quality residential loans.

  •
  acquisition of mortgage servicing rights. We believe that opportunities exist to acquire mortgage servicing rights from liquidating and other institutions. MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of our servicer to improve the asset's value.

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

        On August 4, 2009, we completed both a public offering and concurrent private placement of our shares, raising approximately $314.7 million of equity capital, net of underwriting and issuance costs. Since the completion of our equity offerings, we have pursued investments in our targeted asset classes. To date, we have invested $93.0 million in short-lived, currently cash flowing MBS and $26.0 million in mortgage loans. We have invested the remaining proceeds from the offerings primarily in a short-term liquidity fund managed by a related party. Our investments in MBS were made to enhance the returns on our equity capital pending investment in mortgage loans and related assets.

Observations on Current Market Opportunities

        For most of the second half of 2009, the housing market appeared to be on the path toward recovery supported by government intervention. However, after three months of increases, sales of existing homes fell 16.2% in December but remained above December 2008 levels (source: National Association of Realtors®). Much of the increase from 2008 to 2009 may be attributed to first-time buyers rushing to close sales before the original November 30 deadline for the first-time homebuyer tax credit. This credit has since been extended to April 30, 2010. The median existing home sales price was also up slightly in December.

        The S&P/Case-Shiller Composite 20 Metropolitan Market Home Price Index posted a slight quarterly decline of 0.2% for the quarter ended December 31, 2009, and an annual decline of 3.1% for the year ended December 2009. As of December 31, 2009, the number of problem banks as identified by the FDIC increased to 702 institutions with $403 billion of assets from 252 institutions with $159 billion of assets at December 31, 2008. One hundred forty institutions with total assets of $159 billion failed in 2009.

        Through its interactions in the marketplace, PCM has seen an increase in the volume of non-performing residential mortgage loans available for sale, but fewer performing mortgages have come to market. While the availability of potential investments has developed more slowly than we anticipated, the potential market for acquisition of distressed mortgage loans appears promising to us.

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

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders has created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for (a) sale to a GSE such as Freddie Mac and Fannie Mae, or (b) securitization through Ginnie Mae, or jumbo conventional loans underwritten to Agency standards. To the extent market conditions improve, these opportunities could also include the purchase of newly originated mortgage loans that can be resold in the non-agency whole loan market or securitized in the private label market.

        We believe that there is currently a need, particularly among smaller lenders, to find outlets for GSE and government-eligible loans or to achieve liquidity through other means and that we can utilize our expertise and relationships to capitalize on this need. In this regard, PCM is in the process of building a conduit operation that could enable us to pursue these opportunities. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. However, there can be no assurance that PCM will be successful in implementing such a conduit operation or that we will be able to capitalize on these opportunities on favorable terms or at all.

        We believe that the present state of the mortgage market allows us unique, current opportunities to acquire distressed mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances, and to provide a bridge between smaller mortgage lenders and securitization vehicles provided by the Agencies.

        Market prices of mortgage loans have declined significantly during the current economic downturn due, in large part, to increasing rates of borrower defaults and falling values of real estate collateral. Many holders of portfolios of distressed mortgage loans in the U.S. are under financial duress and may be motivated to sell these loans. Government-related agencies acting as receivers, such as the FDIC, have acquired and are expected to continue to acquire significant portfolios of distressed loans from failed depository institutions.

        We believe that the size of the distressed residential mortgage loan market has grown considerably and will likely continue to grow. According to the Federal Reserve's Flow of Funds report as of December 31, 2009, there were more than $3.4 trillion in residential mortgage whole loans outstanding, mostly held by depository institutions. We believe that a substantial portion of these loans are distressed or at significant risk of default in their current state.

        We benefit from PCM's analytical and portfolio management expertise and technology in evaluating these investment opportunities. Furthermore, we seek to maximize the value of the mortgage loans we acquire using PCM's proprietary portfolio strategy techniques to identify the appropriate approach for each loan and, through the workout-oriented servicing platform of PLS, offer borrowers alternatives, including, where appropriate, the modification of the terms and conditions of loans in a manner that reflects the borrowers' financial condition and residential property values. Mortgage loans may become re-performing through effective modification, restructuring and other techniques, and the mortgage loans subsequently may be monetized through a variety of disposition strategies.

        PCM is presently targeting the following sources of investment opportunities for us:

  •
  direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies;

  •
  direct acquisitions or participations in structured transactions offered by the FDIC of portfolios of mortgage loans of failed depository institutions;

  •
  acquisitions of REIT-eligible MBS;

  •
  acquisitions and sale or securitization of loans in a conduit capacity between originators of mortgage loans and the MBS markets;

  •
  acquisitions of distressed condominium development loans; and

  •
  acquisitions of mortgage servicing rights.

        Direct Acquisitions.    We believe that many holders of residential mortgage loans, such as banks, mortgage companies and insurance companies, are motivated to reduce certain of their holdings, creating opportunities to acquire loan portfolios at significant discounts. We believe that we are well positioned to leverage the relationships of PennyMac and its strategic investors to capitalize on these potential investment opportunities through direct dialogue with the financial institution holders, as well as with a diverse group of financial intermediaries, ranging from primary broker-dealers, major investment banks and brokerage firms to leading mortgage originators, specialty investment dealers and financial sponsors.

        FDIC Liquidations of Failed Depository Institution Assets.    We believe that the FDIC will continue to provide attractive investment opportunities in mortgage loans through its liquidation of the assets of failed depository institutions for which it is appointed receiver. One hundred forty depository institutions failed in 2009, with $159 billion in combined assets and there were 702 depository institutions with a combined $403 billion of assets on the FDIC's Problem List as of December 31, 2009. "Problem" institutions, as defined by the FDIC, are those institutions with financial, operational or managerial weaknesses that threaten their continued financial viability.

        In conjunction with its liquidation of failed depository institution assets, the FDIC may provide or guarantee debt financing to facilitate purchases, including the use of the funding mechanism developed for the Legacy Loans Program ("LLP"), a component of the Public-Private Investment Program announced in March 2009 by the U.S. Treasury, the Federal Reserve, and the FDIC. The LLP funding structure allows private investors to invest equity capital through a limited liability company to purchase the liquidated assets with debt financing provided through a note guaranteed by the FDIC. The amount of debt guaranteed by the FDIC is determined on a pool-by-pool basis and is generally not expected to exceed a debt-to-equity ratio of 6:1. The FDIC has completed at least one such liquidation of residential assets using the LLP funding structure in the sale of a $1.3 billion loan portfolio that the FDIC announced on September 16, 2009.

        Acquisition of Mortgage-Backed Securities.    We believe that the recent dislocations of the residential mortgage markets has disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans.

        Acquisition and Sale or Securitization of Loans in a Conduit Capacity.    Current market conditions have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans into securitizations. We believe these conditions provide us with the opportunity to act as a conduit between these loan originators and the securitization markets.

        We intend to introduce our conduit operations by initially limiting our purchases of mortgage loans to government loans and Agency-conforming and jumbo conventional loans underwritten to Agency standards. We further intend to initially limit our activity to a small number of customers with whom management has long-standing experience. We also intend to engage third-party vendors to perform compliance, underwriting and appraisal reviews. We believe this approach will allow us to profitably enter the conduit marketplace and build our capacity to provide service to conduit customers while limiting both our counterparty risk and our liquidity risk with respect to the loan products we acquire and resell into the capital markets.

        Acquisitions of Distressed Condominium Development Loans.    We believe that opportunities exist to acquire condominium development loans at a discount, finance the completion of the project and design and deliver complete condominium financing solutions. This solution creates the opportunity to effectively repackage distressed developer loans into high quality residential loans.

        Acquisitions of Mortgage Servicing Rights.    We believe that opportunities exist to acquire mortgage servicing rights from liquidating and other institutions. MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of our servicer to improve the asset's value.

  Reporting Metrics and Prospective Trends

        We expect our results of operations to be affected by various factors, many of which are beyond our control. Generally, we expect that our mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of loans, and the timing and extent of our success in acquiring such loans cannot be predicted. This factor may cause our income to be depressed while our capital is being fully deployed.

        In addition, following the acquisition of a mortgage loan portfolio, our income may be negatively affected by our loan modifications to the extent that the loan modifications reduce the principal amount or stated interest rates on loans and thereby reduce interest income; by our foreclosures on loans where PennyMac is unable to modify the loans on acceptable terms; and by other losses on defaulted loans. We expect that these activities will primarily commence in the first periods after we acquire a portfolio.

        We expect our primary sources of income will be from net interest income, realized gain or loss on the sale of mortgage loans or securities; and unrealized appreciation or depreciation on loans and trading securities.

        Net Interest Income.    Interest income represents interest earned on our residential mortgage loans and mortgage-related assets. We anticipate that the primary contributing elements of our interest income (some of which are beyond our control) will be the size of our mortgage loan and securities portfolio, the timing of purchases and prices paid for such assets, the level and changes of interest rates, prepayment speeds and the payment performance of borrowers.

        We expect that interest expense will be driven by the size of our mortgage loan and securities portfolio, the leverage employed and borrowing rates. Borrowing rates in turn will be dependent on market conditions, which are beyond our control, as well as the specific debt vehicle employed and the terms we are able to negotiate. Currently, we anticipate utilizing limited leverage on our portfolio and, accordingly, do not expect interest expense to materially affect our results of operations.

        Realized Gain or Loss on Sale.    When we sell our mortgage loans or securities, we will record a gain or loss which will be determined by the nature and terms of the disposition transaction. We expect that we will not be in a position to dispose of our mortgage loans following modification until adequate time has passed to establish a satisfactory payment history. As a result, our ability to realize gain on our modified loans will be correspondingly deferred and we do not expect that our initial periods of operations will include material levels of disposition transactions with regard to modified loans. In addition, as a result of our fair value accounting, in the event of a loan modification, we will record a realized gain (or loss) to the extent that the fair value of the modified loan exceeded (or was less than) the fair value of the loan before modification.

        The gain or loss we realize on the sale or securitization of loans acquired through our conduit activities will be determined by the price paid for the loans, the effectiveness of any hedging and other risk management activities we undertake, the sales price of the loan, changes in interest rates and the value of any mortgage servicing rights acquired in the transaction. Certain of these factors are beyond our control.

        Unrealized Appreciation or Depreciation.    Many of our assets, including our mortgage loans and securities are carried at fair value. Accordingly, changes in the fair value will impact the results of our operations for the period in which such change in value occurs, and these changes may be material. The expectation of changes in home prices is a major determinant of the value of residential mortgage loans. This factor is beyond our control.

        Expenses.    We expect to incur management and incentive fees payable to PCM that will be determined based upon our equity and profitability, among other factors. We also expect to incur loan servicing, origination and other fees payable to PLS that will be determined by the size of our mortgage loan portfolio, the characteristics of our loans and the volumes of loan modifications and refinancing and conduit acquisitions, among other factors. We also incur ongoing operating and administrative expenses necessary to conduct our business. In connection with investigating portfolios for acquisition, we are obligated to reimburse PCM's upfront expenses related to due diligence, credit and collateral evaluation and the costs to board the loans onto PCM's and PLS's systems. In some cases, these costs may not be recoverable from the selling party if PCM's bidding efforts are not successful.

  Other Factors Impacting Our Results

        Prepayment Speeds.    Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn interest income. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the period over which we earn interest income.

        Rising Interest Rate Environment.    Rising interest rates increase our financing costs which may result in a net negative impact on our net interest income. With respect to our future floating rate investments, such interest rate increases should result in increases in our net interest income because our floating rate assets will likely be greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

        Risk Management Effectiveness—Credit Risk.    We are subject to the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio, particularly those that are sub-performing or non-performing. Additionally, we may purchase all classes of certain RMBS securities for the purpose of maintaining our exclusion from the Investment Company Act, and thereby will have the credit exposure on all of the loans underlying these RMBS. Before the purchase of these securities, we intend to conduct due diligence that allows us to identify loans that do not meet our credit standards based on loan-to-value ratios, borrowers' credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. In the event that we identify such loans, we intend to either price the securities to our expectation of value or decline purchase of the RMBS.

        Risk Management Effectiveness—Interest Rate Risk.    Since changes in interest rates may significantly affect our activities, our operating results will depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT and our exclusion from the Investment Company Act.

        Size of Investment Portfolio.    The size of our investment portfolio, as measured by the aggregate unpaid principal balance of our mortgage loans and aggregate principal balance of our mortgage-related securities and the other assets we own will also be a key revenue driver. Generally, as the size of our investment portfolio grows, the amount of interest income we receive will increase. The larger investment portfolio, however, will drive increased expenses, including servicing and related fees payable to PLS. We may also incur additional interest expense to finance the purchase of our assets.

Critical Accounting Policies

        We have identified what we believe are our most critical accounting policies to be the following:

  Valuation of Financial Instruments

        We have elected to record our assets at fair value and group them in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities

  •
  Level 2—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others

  •
  Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. A significant portion of our assets are valued using Level 3 inputs.

  Mortgage Loans

        Fair value for mortgage loans that are not committed to be sold is estimated at their estimated fair value, which is approximated using a discounted cash flow valuation model. Changes in the estimated fair value of mortgage loans are recognized in current period earnings. Inputs to the model include directly and non-directly observable inputs. Directly observable inputs are inputs that can be taken directly from observable data or market sources such as current interest rates, loan amount, payment status and property type. Non-directly observable inputs are inputs that cannot be taken directly from observable data or market sources such as forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Loans which are committed to be sold are valued at their quoted market price or market price equivalent.

  Mortgage-Backed Securities

        Fair value for non-agency mortgage backed securities is estimated using broker indications of value. The estimates of value are evaluated by PCM's Capital Markets staff and are reviewed and approved by its senior management Valuation Committee. PCM's review is for the purpose of evaluating the reasonableness of the brokers' valuations. PCM's evaluations of broker indications of value may result in the broker modifying its indications of value. However PCM does not intend to independently adjust the brokers' indications of value. Changes in the estimated fair value of MBS are recognized in current period earnings. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income.

  Investment Consolidation

        We evaluate every investment with reference to the underlying entity that issued the loans or securities we acquire to determine whether to include the investment in our consolidated reporting group. We perform a similar analysis for each entity with which we make an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity's expected losses, its expected returns, or both. We did not have variable interests in our affiliated service providers as of December 31, 2009.

  Interest Income Recognition

  Mortgage Loans

        Interest income on loans is recognized over the life of the investment using the contractual interest rate. All changes in fair value due to application of the fair value option, including changes arising from the passage of time, are recognized as a component of change in fair value of mortgage loans. Income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

  Mortgage-Backed Securities

        Interest income on MBS is recognized over the life of the investment using the interest method. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. We update our estimates of future cash flows monthly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. These uncertainties are difficult to predict and are subject to future events that may affect our estimates and interest income.

Results of Operations for the Period from August 4, 2009 (Commencement of Operations) to December 31, 2009

        The following is a summary of our key performance measures for the period from August 4, 2009 (commencement of operations) to December 31, 2009:

(dollar amounts in thousands, except per share data)
Net investment income	$2,301
Net loss	$(1,883)
Loss per share, basic and diluted	$(0.11)
Distributions per share	$—
Total assets at period end	$324,446

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, we recorded a net loss of $1.9 million, or eleven cents per share. The loss reflects the low yield on the temporary investments held pending investments in our targeted asset classes that did not offset the management fees and other expenses incurred during the period. The net loss does not include provision for reimbursement to PCM of $771 thousand of common overhead costs allowable under our management agreement with PCM. PCM did not pass through these costs for the period from August 4, 2009 (commencement of operations) to December 31, 2009. PCM management intends to obtain reimbursement of future overhead costs it incurs on our behalf in subsequent periods.

Asset Acquisitions

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, we purchased $93.0 million of MBS and $26.0 million of mortgage loans. At December 31, 2009, we had committed to purchase an additional $56.3 of mortgage loans. During the period from December 31, 2009 through the date of this Report, PCM has committed to purchases of loans at a price of approximately $134 million. The portion of the purchases that we will be allocated has not been fully determined but will be at least $39 million.

        These acquisitions notwithstanding, PCM has encountered a low volume of available performing mortgage transactions, which we believe offer greater opportunity for value enhancement, and less attractive trading levels for the pools that have been marketed. These acquisitions have been effected after PCM has reviewed and evaluated whole loan pools with unpaid principal balances totaling over $11.8 billion and placed bids on $6.3 billion of those loans for investment by us and the PennyMac funds during the six months ended December 31, 2009. To address the availability of whole loan pools, PCM has worked to expand sources of assets for us, including:

  •
  developing a mortgage conduit whereby we will acquire newly originated loans from small mortgage lenders, pool those loans into MBS, and sell the resulting securities into the MBS markets;

  •
  pursuing opportunities to acquire distressed mortgage assets that result from distressed condominium development projects. We anticipate these acquisitions would involve acquisition by us of the construction loan underlying the condominium development while PCM and PLS would work together to design and deliver complete condominium financing solutions, creating the opportunity to effectively repackage distressed developer loans into high quality residential loans on our behalf; and

  •
  pursuing investments in mortgage servicing rights from liquidating and other entities. Mortgage servicing rights reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of mortgage loans. We believe investments in mortgage servicing rights would allow us to capture attractive current returns by utilizing the capabilities and efficiencies of PLS.

Net Investment Income

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, we recorded net investment income from MBS totaling $2.3 million, comprised of interest and appreciation in fair value as shown below:

	Interest Income
	Coupon	Discount Accretion	Total	Appreciation in fair value	Total Revenue	Average Balance	Annualized Interest Yield
Money market investment	$202	$—	$202	$—	$202	$252,387	0.19%
Mortgage-backed securities
Non-agency Alt-A	540	300	840	226	1,066	23,450	8.59%
Non-agency subprime	43	784	827	87	914	24,276	8.17%
Non-agency prime jumbo	212	56	268	(161)	107	15,566	4.13%

Total mortgage-backed securities	795	1,140	1,935	152	2,087	63,292	7.33%

Mortgage loans	12	—	12	—	12	174	16.45%

	$1,009	$1,140	$2,149	$152	$2,301	$315,853	1.63%

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, most of our investments were held in a liquidity management (or money market) fund managed by an affiliate. This investment was made pending identification and acquisition of higher yielding investments in our targeted asset classes. However, due to the current level of short-term interest rates, our primary source of net investment income was interest earned on MBS. Those securities earned an annualized yield of approximately 7.33% for the period, along with net appreciation in value of approximately $152,000.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-agency Alt-A, subprime and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 1.2 years. We acquired these securities to provide an enhanced yield pending reinvestment in suitable pools of mortgage loans or mortgage-related assets.

        The following is a summary of our portfolio of MBS as of period end:

	December 31, 2009
			Average
	Fair Value	Principal	Life (in years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency Alt-A	$27,060	$28,416	1.57	5.13%	9.08%
Non-Agency Subprime	39,522	41,944	0.82	0.37%	9.08%
Non-Agency Prime Jumbo	17,189	17,452	1.42	3.43%	4.34%

	83,771	$87,812	1.18	2.52%	8.11%

        On December 31, 2009, the Company acquired a pool of mortgage loans secured by first trust deeds and mortgages. The pool had an unpaid principal balance totaling $40.1 million and a related purchase discount of $14.1 million. Following is a summary of the distribution of loans included in the pool at December 31, 2009:

Loan Type	Fair Value	% Total	Average Note Rate
Fixed	$24,533	94%	8.15%
ARM/Hybrid	1,454	6%	7.89%
Balloon	59	0%	9.94%

	$26,046	100%	8.14%

Lien Position	Fair Value	% Total	Average Note Rate
1st lien	$26,046	100%	8.14%
2nd lien	—	0%

	$26,046	100%	8.14%

Occupancy	Fair Value	% Total	Average Note Rate
Owner occupied	$21,890	84%	8.10%
Investment property	4,156	16%	8.32%
Second property	—	0%

	$26,046	100%	8.14%

Loan Age	Fair Value	% Total	Average Note Rate
Less than 12 months	$121	0%	5.54%
12 - 36 months	25,466	98%	8.15%
36 - 60 months	459	2%	8.13%

	$26,046	100%	8.14%

Origination FICO Score	Fair Value	% Total	Average Note Rate
Less than 600	$8,174	31%	8.58%
600 - 649	8,702	33%	8.23%
650 - 699	6,111	24%	7.88%
700 - 749	2,260	9%	7.12%
750 or greater	799	3%	6.77%

	$26,046	100%	8.14%

Current Loan-to-Value	Fair Value	% Total	Average Note Rate
Less than 80%	$3,587	14%	7.96%
80% - 99.99%	5,401	21%	8.37%
100% - 119.99%	6,669	25%	8.19%
120% or greater	10,389	40%	8.07%

	$26,046	100%	8.14%

Geographic Distribution	Fair Value	% Total	Average Note Rate
Illinois	$2,346	9%	8.11%
California	2,155	8%	6.57%
Arizona	1,922	7%	7.47%
Texas	1,866	7%	7.98%
Maryland	1,582	6%	8.02%
Florida	1,495	6%	7.69%
Other	14,680	57%	8.55%

	$26,046	100%	8.14%

Payment Status	Fair Value	% Total	Average Note Rate
Current	$24,057	92%	8.13%
30 days delinquent	1,360	5%	8.26%
60 days delinquent	629	3%	8.23%
90 days or more delinquent	—	0%
In foreclosure	—	0%

	$26,046	100%	8.14%

        As noted above, PCM continues to source and bid on pools of mortgage loans and MBS for investment. We expect to make continued progress in the deployment of our assets into our targeted asset classes in the first quarter of 2010.

  Cash Flows

        Cash used by operating activities totaled $1.3 million. This use of cash was primarily due to the $1.9 million net loss incurred during the period from August 4, 2009 (commencement of operations) to December 31, 2009 which included non-cash accrual of discounts on mortgage-backed securities of $1.1 million, partially offset by non-cash compensation expense of $963 thousand and an increase in amounts due to affiliates of $1.3 million.

        Net cash used by investing activities was $322.2 million for the period from August 4, 2009 (commencement of operations) to December 31, 2009, and was attributable primarily to investment of the cash received from our common share offerings into interest earning money market assets and to a lesser extent, mortgage loans and short-lived MBS. We intend to reinvest these funds into our targeted asset classes as PCM identifies and we acquire appropriate investments.

        Net cash provided by financing activities for the period from August 4, 2009 (commencement of operations) to December 31, 2009 totaled $323.5 million, due to the initial offerings of shares. Included in the offerings was an aggregate of $8.8 million in underwriting costs that were either paid on our behalf by PCM or deferred by the underwriters of our IPO pending realization if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, the Company's "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties to the accompanying financial statements). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and to make the conditional payments of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Liquidity and Capital Resources

        Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, repayments of maturities of our debt), make investments as our manager identifies them and make distributions to our shareholders. Our primary source of liquidity has been the proceeds from the IPO and concurrent offerings we completed on August 4, 2009. We hold a substantial portion of those proceeds in a short-term investment as we seek to make investments in our targeted asset classes. As we deploy our liquid funds, we expect our primary sources of liquidity to become proceeds from earnings on our investments, proceeds from sales and repayments on our investments, and proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

        During the period, we generated approximately $323.5 million in cash from our initial equity offerings. We invested $99.1 million of the proceeds in mortgage-backed securities and loans during the period. At December 31, 2009, we held $213.7 million of money market funds and cash. These funds include initial equity offering proceeds pending investment, repayments from our initial investments and our operating cash flows. We intend to invest these funds in our targeted asset classes.

        Our ability to meet our long-term liquidity and capital requirements will depend on our ability to obtain debt and additional equity financing. We plan to leverage our investment capacity with borrowings, the level of which may vary based upon the particular characteristics of our investment portfolio and on market conditions. Borrowings may take the form of bank credit facilities (including term loans and revolving facilities), repurchase agreements, warehouse facilities, structured financing arrangements, private debt issuances and derivative instruments, in addition to transaction-or asset-specific funding arrangements. We presently have no contractual commitments for any financing arrangements.

        In light of current market conditions, we anticipate utilizing limited borrowings on our portfolio as part of our financing strategy. With regard to mortgage loans, we anticipate that borrowings may be available to us in connection with our acquisitions, if any, of mortgage assets from the FDIC as receiver for failed depository institutions. Although the amount of any borrowings for this type of acquisition would be determined on a case-by-case basis, we anticipate that borrowings may be available which would provide for a debt-to-equity ratio for acquisitions in the range of 2:1 to 3:1 and would likely not exceed 6:1. Direct acquisitions of mortgage loans from financial institutions may include seller financing, although the amount of potential borrowings available, if any, would vary depending upon the seller. We may also utilize borrowings to the extent available through participation in the Legacy Loans Program, if the program is established. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our board of trustees has discretion to deviate from or change our financing strategy at any time.

        We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities. Therefore, we expect that meeting our long-term liquidity requirements will require us to consider additional equity offerings. Our ability to raise additional equity will depend on future conditions in the equity markets in general and the market's perception of us at that time and there can be no assurance that such an offering will be effected under economically viable terms or at all. No dividend was declared with respect to periods in 2009.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of the date of this Report, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of the date of this Report, our Manager has committed to purchases of loans at a price of approximately $134 million. We expect that PCM will allocate a portion of those loans to us. The portion of the purchase that we will be allocated has not been fully determined but will be at least $39 million.

        Our contractual obligations are limited to the management agreement, the loan servicing agreement, the indemnification agreements with our executive officers and trustees, our equity incentive plan, the registration rights agreement with the purchasers in our concurrent offering, and the conditional payment of the underwriting discount and the related reimbursement to PCM. We have not included a table of contractual obligations because those obligations, as discussed below, do not have fixed and determinable payments.

        Management Agreement.    Pursuant to the management agreement between PCM and us, we pay PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders' equity. "Shareholders' equity" is defined as the sum of the net proceeds from any issuances of our equity securities since inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less any amount we pay for repurchases of our common shares; excluding any unrealized gains, losses or other non-cash items that have impacted our shareholders' equity as reported in our financial statements, regardless of whether those items are included in other comprehensive income or loss or net income; and excluding one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

        The performance incentive fee is calculated at 20% per annum of the amount by which "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate." "Core earnings," for purposes of determining the amount of the performance incentive fee, is defined as U.S. GAAP net income (loss) adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to our IPO paid to PCM and the underwriters of our IPO, and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four quarter period and (2) 8%. During our first four quarters, core earnings will be calculated based on the annualized results of each of the preceding quarters. For purposes of calculating the incentive fee, to the extent PMT has a net loss in core earnings from a period prior to the rolling four-quarter period that has not been offset by core earnings in a subsequent period, such loss will continue to be included in the rolling four-quarter calculation until it has been fully offset. This term is not applicable for purposes of determining whether the conditional payment of the underwriting discount is payable.

        Under the management agreement, PCM is entitled to reimbursement of organizational and operating expenses, including third party expenses, incurred on our behalf. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a quarterly basis.

        Under the management agreement, PCM may be entitled to a termination fee under certain circumstances. Specifically, the termination fee is payable for (1) our termination of the management agreement without cause or (2) PCM's termination of the management agreement upon a default in the performance of any material term of the management agreement. The termination fee is equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee is payable, we will agree to pay to PCM its portion of the conditional payment of the underwriting discount described below.

        Loan Servicing Agreement.    For its services under our loan servicing agreement, PLS is entitled to base servicing fees that are competitive with those charged by specialty servicers. Base servicing fees are calculated as a percentage of the unpaid principal balance of the mortgage loans, with the actual percentage being based on the risk characteristics of the loans in a particular pool. Such risk characteristics include market value of the underlying properties, creditworthiness of the borrowers, seasoning of the loans, degree of current and expected loan defaults, current loan-to-value ratios, borrowers' payment history and debt-to-income levels. The base servicing fees will range from 30 to 100 basis points per annum of the unpaid principal balance of such loans. PLS will also be entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS effects a refinancing of a loan on our behalf and not through a third party lender and the resulting loan is readily saleable, PLS will be entitled to receive from us an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly, when PLS originates a loan to facilitate the disposition of real estate that we acquire in settlement of a loan, PLS will be entitled to a fee in the same amount. In addition, to the extent we participate in the HAMP (or other similar mortgage loan modification programs), PLS will be entitled to retain any incentive payments made to it in connection with our participation therein.

        Under the loan servicing agreement, PLS is also entitled to reimbursement for all customary, reasonable and necessary out of pocket expenses incurred by PLS in connection with the performance of its servicing obligations. In general, this right to reimbursement for out of pocket expenses is limited to proceeds (including liquidation proceeds and escrow deposits) received in respect of the mortgage loan for which the expense was incurred.

        Conditional Payment of Underwriting Discount.    Certain of the underwriting costs incurred in our IPO were paid on our behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on our performance as follows: we will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, our "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined above). If this requirement is not satisfied by the end of such 24 calendar quarter period, our obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

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

  Real Estate Risk

        Residential property values are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing); construction quality, age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay our loans, which could cause us to suffer losses.

  Credit Risk

        We are subject to credit risk in connection with our investments. We anticipate that a significant portion of our assets will be comprised of sub-performing and non-performing residential mortgage loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

  Interest Rate Risk

        Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates affect both the fair value of and interest income we earn from our mortgage-related investments. This effect is most pronounced with fixed-rate investments. In general, rising interest rates negatively affect the fair value of our investments in MBS and mortgage loans.

        Our operating results will depend, in part, on differences between the income from our investments and our financing costs. We currently expect that debt financing will be based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

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

  Prepayment Risk

        To the extent that the actual prepayment rate on our mortgage loans differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the MBS investments. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on the MBS investments.

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

  Market Value Risk

        Our mortgage loans and MBS are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in interest rates and other factors such as historical and expected future changes in real estate values and credit performance relating to the loans underlying our investments. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase.

        Our targeted asset classes are generally expected to respond to changes in housing values and credit conditions as opposed to changes in interest rates. However, our current investments are less sensitive to changes in real estate and credit conditions than to changes in interest rates due to their generally higher credit quality. Therefore, the following table summarizes the estimated change in fair value of our portfolio of MBS and loans as of December 31, 2009, given several hypothetical (instantaneous) parallel shifts in the yield curve:

	Interest Rate Shift in Basis Points
	-200	-100	-50	+50	+100	+200
Fair Value
Mortgage-Backed Securities	$84,635	$84,338	$84,093	$83,411	$83,044	$82,259
Mortgage Loans	26,028	26,068	26,060	26,029	26,025	26,054
Change in Fair Value
$	$846	$589	$336	$(377)	$(748)	$(1,504)
%	0.77%	0.53%	0.31%	-0.34%	-0.68%	-1.37%

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

Accounting Developments

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FASB 168"), which establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the source of authoritative U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB 168 was incorporated in the Generally Accepted Accounting Principles topic of the Codification. The Codification modified U.S. GAAP to include only two levels of U.S. GAAP, authoritative and non-authoritative. All of the Codification carries the same level of authority and the U.S. GAAP hierarchy is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FASB 168 did not have a material effect on the Company's financial statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("FASB 166"), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("FASB 167").

  •
  FASB 166 revises Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which establishes sale accounting criteria for transfers of financial assets. FASB 166 was incorporated into ASC 860, Transfers and Servicing.

  •
  FASB 167 amends FASB Interpretation 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 ("FIN 46R") by changing the criteria an enterprise must use to determine whether it must consolidate a Variable Interest Entity ("VIE") and requiring the entity to update its assessment quarterly. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the entity. FASB 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In December of 2009, the FASB issued an exposure draft proposing an Accounting Standards Update, Amendments to Statement 167 for Certain Investment Funds (the "ED"). The ED proposes to indefinitely defer the application of FASB 167 for certain entities. FASB 167 was incorporated into ASC 810, Consolidations.

        FASB 166 and 167 are effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management of the Company is assessing the potential effect of these changes, including the effect of the ED, on the Company.

        In January 2010, the FASB issued an Accounting Standards Update ("ASU"), ASU 2010-06 to ASC 820, Fair Value Measurements and Disclosure. The update requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities. The ASU also clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. The requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value estimates. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this ASU is not expected to have a material effect on the Company's financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 7A, the information set forth on pages 52 to 54 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information called for by this Item 8 is hereby incorporated by reference from our Financial Statements and Auditors' Report beginning at page F-1 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None

Item 9A(T).    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

        Our management has conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act. Based on our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective, as of the end of the period covered by this Report, to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

  Management's Annual Report on Internal Control over Financial Reporting

        This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

  None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2010, which is within 120 days after the end of fiscal year 2009.

Item 11.    Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2010, which is within 120 days after the end of fiscal year 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2010, which is within 120 days after the end of fiscal year 2009.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2010, which is within 120 days after the end of fiscal year 2009.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2010, which is within 120 days after the end of fiscal year 2009.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.1
Registration Rights Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.2
Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.3
Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.4
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.5	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.6
Share Purchase Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.7
Underwriting Fee Reimbursement Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.8
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

Exhibit Number	Exhibit Description
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2009

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PennyMac Mortgage Investment Trust:

        We have audited the accompanying consolidated balance sheet of PennyMac Mortgage Investment Trust and subsidiaries (the "Company") as of December 31, 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for the period from August 4, 2009 (commencement of operations) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries as of December 31, 2009, and the results of their operations and their cash flows for the period from August 4, 2009 (commencement of operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 6 to the consolidated financial statements, the financial statements include investments valued at $109,817,319 (34% of total assets) as of December 31, 2009, whose fair values have been estimated by management in the absence of readily determinable fair values. Management's estimates are based on projected discounted cash flows models or broker indications of value.

/s/ Deloitte & Touche LLP
Los Angeles, California
March 11, 2010

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

December 31, 2009
ASSETS
Cash	$54
Short-term investment	213,628
Mortgage-backed securities at fair value	83,771
Mortgage loans at fair value	26,046
Interest receivable	492
Prepaid insurance	455

Total assets	$324,446

LIABILITIES
Accounts payable and accrued liabilities	$527
Contingent underwriting fees payable	5,883
Payable to affiliate	4,238

Total liabilities	10,648

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 16,735,317 shares	167
Additional paid-in capital	315,514
Accumulated deficit	(1,883)

Total shareholders' equity	313,798

Total liabilities and shareholders' equity	$324,446

The accompanying notes are an integral part of this consolidated financial statement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands except per share data)

Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
Investment Income
Interest income	$2,149
Net appreciation in fair value of investments	152

Net investment income	2,301

Expenses
Management fees	1,981
Compensation	1,303
Professional services	471
Insurance	328
Other	101

Total expenses	4,184

Net loss before income tax benefit	(1,883)
Income tax benefit	—

Net loss	$(1,883)

Loss per share, basic and diluted	$(0.11)
Weighted average shares outstanding, basic and diluted	16,735,317

The accompanying notes are an integral part of this consolidated financial statement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Number of Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at August 4, 2009 (commencement of operations)	—	$—	$1	$—	$1
Proceeds from share offerings	16,735,317	167	334,540	—	334,707
Underwriting and offering costs	—	—	(19,990)	—	(19,990)
Share-based compensation	—	—	963	—	963
Net loss	—	—	—	(1,883)	(1,883)

Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798

The accompanying notes are an integral part of this consolidated financial statement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
Cash flows from operating activities:
Net loss	$(1,883)
Adjustments to reconcile net loss to net cash used by operating activities:
Accretion of discount on securities	(1,140)
Net appreciation in fair value of investments	(152)
Share-based compensation expense	963
Increase in interest receivable	(492)
Increase in prepaid insurance	(455)
Increase in accounts payable and accrued liabilities	527
Increase in payable to affiliate	1,298

Net cash used by operating activities	(1,334)

Cash flows from investing activities:
Increase in short-term investment, net	(213,628)
Purchases of mortgage-backed securities	(93,049)
Proceeds from repayments of mortgage-backed securities	10,569
Purchase of mortgage loans	(26,046)

Net cash used by investing activities	(322,154)

Cash flows from financing activities:
Proceeds from issuances of common shares	334,707
Payment of common share issuance costs	(11,166)

Net cash provided by financing activities	323,541

Net increase in cash	53
Cash at beginning of period	1

Cash at end of period	$54

Supplemental Cash Flow Information:
Non-cash financing activities—recognition of contingently payable offering costs to:
Underwriters	$5,883
PNMAC Capital Management, LLC	$2,941

The accompanying notes are an integral part of this consolidated financial statement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

        PennyMac Mortgage Investment Trust ("PMT" or the "Company") was organized in Maryland on May 18, 2009, and began operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest ("shares"). The Company is a specialty finance company, which, through its subsidiaries, invests primarily in residential mortgage loans and mortgage-related assets. The Company's investment objective is to maximize the value of the mortgage loans that it acquires, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances, through proprietary and federally-sponsored loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes.

        The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") beginning with its taxable period ending on December 31, 2009. To maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to holders of shares.

        The Company is externally managed by an affiliate, PNMAC Capital Management, LLC ("PCM"), an investment adviser registered with the Securities and Exchange Commission (the "SEC") that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is to be paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 4—Transactions with Related Parties.

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). All significant intercompany accounts and transactions have been eliminated. In preparing financial statements in compliance with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 2—Concentration of Risks

        The Company's short-term investment represented 66% of PMT's total assets as of December 31, 2009. As described in Note 7—Short-Term Investment, this investment is made in an uninsured institutional money market fund that is managed by an affiliated company.

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's operations and investing activities are centered in real estate related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the loans in its targeted asset class may be purchased at discounts reflecting their distressed state or perceived higher risk of default. PCM performs diligence on the portfolios of loans and mortgage-backed securities ("MBS") it targets for acquisition to evaluate the prospective acquisition's credit risk and establish a purchase bid that reflects PCM's assessment of that risk.

        Through its management agreement with PCM and, where applicable, the loan servicing agreement between its operating partnership and an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of proprietary and federally sponsored (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program) loan modification programs and workout

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Concentration of Risks (Continued)

options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modifications may include PMT accepting a write down of certain loans' principal balances on loans in its investment portfolio.

        Because of the Company's investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that more borrowers than anticipated default on their mortgage loans and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to, changes in the overall economy, unemployment, residential real estate values in the markets where the Company's loans are secured, the accuracy of borrower representations and PMT's ability to validate borrower capacity to meet the terms of workout agreements, PCM's ability to identify and PLS's ability to execute optimal resolutions of problem loans, PCM's ability to effectively model and develop appropriate model assumptions that properly anticipate future outcomes, and the level of government support for problem loan resolution. Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT's behalf will prevent significant losses arising from the Company's investments in real estate related assets.

Note 3—Significant Accounting Policies

        PMT's significant accounting policies are summarized below:

  Valuation of Financial Instruments

        PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities.

  •
  Level 2—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others.

  •
  Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. The valuation method used may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while management believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such loans or investments existed, or had such loans or investments been liquidated, and those differences could be material to the financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Short-Term Investment

        Short-term investment, which represents an investment in an institutional liquidity (or money market) fund, is valued at the number of shares held by the Company multiplied by the value per share published by the manager of the money market fund on the valuation date.

  Mortgage Loans

        Mortgage loans are carried at their estimated fair values. Fair value for mortgage loans that are not committed to be sold is estimated using a discounted cash flow valuation model. Inputs to the model are classified into directly and non-directly observable inputs. Directly observable inputs are inputs that can be taken directly from observable data or market sources such as current interest rates, loan amount, payment status and property type. Non-directly observable inputs are inputs that cannot be taken directly from observable data or market sources such as forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Loans which are committed to be sold are valued at their quoted market price or market price equivalent. The estimates of value are evaluated by PCM's Capital Markets staff and are reviewed and approved by its senior management Valuation Committee. Changes in the estimated fair value of mortgage loans are recognized in current period earnings. All changes in fair value, including changes arising from the passage of time, are recognized as a component of change in fair value of investments.

  Mortgage-Backed Securities

        PMT's investments in MBS are carried at their estimated fair values. Fair value for non-agency mortgage backed securities is estimated using broker indications of value. The estimates of value are evaluated by PCM's Capital Markets staff and are reviewed and approved by its senior management Valuation Committee. PCM's review is for the purpose of evaluating the reasonableness of the brokers' valuations. PCM's evaluations of broker indications of value may result in the broker modifying its indications of value. However, PCM does not intend to independently adjust the brokers' indications of value. Changes in the estimated fair value of MBS are recognized in current period earnings. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income.

  Investment Consolidation

        The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has whole ownership of all of its subsidiaries, and therefore has no significant equity method or cost-basis investments. All significant inter-company accounts and transactions have been eliminated upon consolidation.

        The Company evaluates every investment with reference to the underlying entity that issued the loans or securities it acquires to determine whether to include the investment in its consolidated reporting group. A similar analysis is performed for each entity with which the Company makes an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity's expected losses, its expected returns, or both. The Company did not have variable interests in its affiliated service providers as of December 31, 2009.

  Interest Income Recognition

  Mortgage Loans

        Interest income on loans is recognized over the life of the loan using its contractual interest rate. Income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

  Mortgage-Backed Securities

        Interest income on MBS is recognized over the life of the security using the interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the Company's purchase price. Management updates its cash flow estimates monthly. Estimating these cash flows is subject to a number of assumptions that are subject to uncertainties, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. Management applies its judgment in developing its estimates. However, these uncertainties are difficult to predict and are subject to future events whose outcomes will affect the Company's estimates and interest income.

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

        The Company determines the fair value of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliated entities:

  •
  Compensation cost is generally fixed at the estimated fair value of the award date for awards to officers and trustees of the Company

  •
  Compensation cost for share-based compensation awarded to non-employees of the Company is adjusted to reflect changes in the estimated fair value of awards in each subsequent reporting

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

    period until the award has vested, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

        Compensation cost for share awards that do not participate in Company distributions during the vesting period is estimated by reducing the fair value of the Company's shares on the date of issuance by management's estimates of distributions to be made during the vesting period discounted at an appropriate risk-free rate of return.

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

        The Company's taxable REIT subsidiaries are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to management's judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Management recognizes tax benefits relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

        As of December 31, 2009, the Company was not subject to examination by any federal or state taxing authority.

Note 4—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. The management agreement provides for an annual review of PCM's performance under the management agreement by the Company's independent trustees. PMT's board of trustees reviews the Company's financial results, policy compliance and strategic direction.

        PMT pays PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders' equity (as defined in the management agreement). The performance incentive fee is calculated at 20% per annum of the amount by which "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate."

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Related Parties (Continued)

  •
  "Core earnings," for purposes of determining the amount of the performance incentive fee, is defined as U.S. GAAP net income (loss) adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to PMT's initial public offering ("IPO") paid to PCM and the underwriters of PMT's share offering, and any "one-time events" pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions as agreed between PCM and our independent trustees and approval by a majority of PMT's independent trustees.

  •
  The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of the Company's public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four quarter period and (2) 8%. During PMT's first four quarters, core earnings will be calculated based on the annualized results of each of the preceding quarters.

  •
  For purposes of calculating the incentive fee, to the extent PMT has a net loss in core earnings from a period prior to the rolling four-quarter period that has not been offset by core earnings in a subsequent period, such loss will continue to be included in the rolling four-quarter calculation until it has been fully offset. This term is not applicable for purposes of determining whether the conditional payment of the underwriting discount is payable.

        For the period ended December 31, 2009, the Company recorded management fee expense and its related liability as summarized below:

Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
(in thousands)
Base fee	$1,981
Performance incentive fee	—

Total incurred during the period	$1,981
Fees paid during the period	(812)

Fees due to manager at December 31, 2009	$1,169

        If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will pay a termination fee to PCM. The termination fee will be equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee is payable, PMT will pay to PCM its portion of the conditional payment of the underwriting discount discussed in Note 10—Shareholders' Equity.

        The Company, through its operating partnership, also has a loan servicing agreement with PLS that provides for servicing fees at rates that are expected to range between 30 and 100 basis points per annum on the unpaid principal balance of the loans serviced on the Company's behalf. Servicing fee rates are based on the risk characteristics of the loans serviced and are established at levels that management believes are competitive with those charged by other specialty servicers.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Related Parties (Continued)

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, the Company recorded $485,000 in expenses incurred on its behalf by PCM and its affiliates in accordance with the terms of the management agreement. At December 31, 2009, $4.2 million was included in amounts payable to affiliates, including $2.9 million payable for contingent offering costs, $1.2 million for management fees and $128,000 for reimbursable expenses. During the period, PCM waived its right to recovery of $771,000 of overhead allocation charges provided for in the management agreement. PCM management intends to obtain reimbursement of future overhead costs in subsequent periods.

        The Company's short-term investment is managed by BlackRock, Inc., which is an affiliate of the Company.

Note 5—Loss Per Share

        Basic earnings (loss) per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive shares are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

        The following table summarizes the basic and diluted loss per share calculations for the period indicated:

	Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
	Net Loss	Shares	Per-Share Amount
	(in thousands, except per share data)
Net loss and basic loss per share	$(1,883)	16,735	$(0.11)
Effect of dilutive securities—share-based compensation instruments	—	—	—

Diluted loss and loss per share	$(1,183)	16,735	$(0.11)

        During the period ended December 31, 2009, 374,810 restricted share units were outstanding but not included in the computation of diluted loss per share because they were anti-dilutive.

Note 6—Fair Value

        The Company's financial statements include assets that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

  Fair Value Accounting Elections

        Management identified its short-term investment, MBS and mortgage loans to be accounted for at estimated fair value so such changes in fair value will be reflected in earnings as they occur.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

Management believes that fair value accounting more timely reflects the results of the Company's investment performance.

  Fair Value Measurements

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investment	$213,628	$—	$—	$213,628
Mortgage-backed securities	—	—	83,771	83,771
Mortgage loans	—	—	26,046	26,046

	$213,628	$—	$109,817	$323,445

        Following are the fair value and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of December 31, 2009:

	Fair Value	Principal Amount Due Upon Maturity	Difference
	(in thousands)
Current through 89 days delinquent	$26,046	$40,071	$(14,025)
90 or more days delinquent	—	—	—

	$26,046	$40,071	$(14,025)

        All of the MBS and mortgage loans were measured using Level 3 inputs. For the period from August 4, 2009 (commencement of operations) to December 31, 2009, the Company recorded $152,000 of net appreciation in the fair value of its investments due to changes in the estimated fair values of its MBS accounted for under the fair value option. The Company acquired its loan portfolio on December 31, 2009. Therefore, no change in fair value of mortgage loans was recognized during the

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

period from August 4, 2009 (commencement of operations) to December 31, 2009. The following is a summary of changes in those assets for the period:

	Mortgage- Backed Securities	Mortgage Loans	Total
	(in thousands)
Balance, August 4, 2009 (commencement of operations)	$—	$—	$—
Total changes in fair value included in results of operations	152	—	152
Purchases	93,049	26,046	119,095
Accrual of discounts	1,139	—	1,139
Repayment of principal	(10,569)	—	(10,569)
Sales	—	—	—

Balance, December 31, 2009	$83,771	$26,046	$109,817

Changes in unrealized gains relating to assets still held at December 31, 2009	$152	$—	$152

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

  Mortgage-Backed Securities

        Fair value for non-agency MBS is estimated using broker indications of value. For indications of value received as of December 31, 2009, PCM's Capital Markets staff reviewed and its senior management Valuation Committee reviewed and approved the securities' values. PCM's review is for the purpose of evaluating the reasonableness of the broker's indication of value, and may result in the broker modifying its indications of value. However, PCM does not intend to independently adjust such broker indications.

  Mortgage Loans

        Fair value for mortgage loans is estimated based on whether the loans are committed to be sold. Fair value is estimated for mortgage loans that are not committed to be sold using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status, property type, forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Loans which are committed to be sold are valued at their quoted market price or market price equivalent.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed loans or

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

non-agency, non-conforming loans, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate to reflect the lack of liquidity in the market.

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

Note 8—Mortgage-Backed Securities at Fair Value

        The Company's investments in MBS are comprised of currently cash flowing senior priority securities with an average remaining life of approximately 1.2 years and are summarized as follows:

	December 31, 2009
		Credit Rating
	Total	AAA	AA	A	<A	Not Rated
	(in thousands)
Security collateral type:
Non-Agency Subprime	$39,522	$1,910	$8,085	$8,704	$15,771	$5,052
Non-Agency Alt-A	27,060	9,022	—	—	18,038	—
Non-Agency Prime Jumbo	17,189	—	14,737	—	2,452	—

Total investment securities	$83,771	$10,932	$22,822	$8,704	$36,261	$5,052

Note 9—Mortgage Loans

        On December 31, 2009, the Company purchased a pool of mortgage loans secured by first trust deeds and mortgages. The pool had an unpaid principal balance on the purchase date totaling $40.1 million and a related purchase discount of $14.1 million. Following is a summary of the distribution of loans included in the pool at December 31, 2009:

Loan Type	Fair Value	% Total	Average Note Rate
	(dollars in thousands)
Fixed	$24,533	94%	8.15%
ARM/Hybrid	1,454	6%	7.89%
Balloon	59	0%	9.94%

Total mortgage loans	$26,046	100%	8.14%

        The acquired loan portfolio consists primarily of mortgage loans that were originated between 2005 and 2007, and are owner-occupied properties. Over 60% of the estimated fair value of the mortgage loans in the acquired portfolio is comprised of loans with loan-to value ratios in excess of 100% at

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans (Continued)

December 31, 2009 and over 50% of the estimated fair value of the mortgage loans is comprised of loans that were non-prime mortgages when originated. The acquired loan portfolio consists of mortgage loans originated throughout the United States with no single state having a concentration of 10% or more of the loan portfolio's estimated fair value at December 31, 2009. The pool contains loans from Illinois, California, Arizona, Texas, Maryland and Florida, that each represent more than 5% of the portfolio's estimated fair value at December 31, 2009. At December 31, 2009 none of the loans in the portfolio purchased were 90 days or more delinquent and there were no loans on non-accrual status.

Note 10—Shareholders' Equity

        The Company was initially capitalized with a $1,000 cash contribution from an affiliate. On August 4, 2009, the Company completed offerings of 16,735,317 of its shares as follows:

  •
  an IPO of 14,706,327 of its shares at $20 per share as discussed in the following paragraph for gross proceeds of approximately $294.1 million;

  •
  private placement to certain of its executive officers, PCM's parent company, Private National Mortgage Acceptance Company, LLC and certain of its investors, of 735,317 shares at $20 per share for gross proceeds of approximately $14.7 million; and

  •
  direct offering to investors in the funds managed by PCM of 1,293,673 shares at $20 per share for gross proceeds of approximately $25.9 million.

  •
  Offsetting these offerings were underwriting and offering costs totaling approximately $20.0 million.

        Certain of the underwriting costs incurred in the IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance as follows: the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009, the Company's "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 11—Share-Based Compensation Plans

        The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Company's operating partnership) and other awards based on PMT's shares that may be made by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PLS, or their affiliates and to PCM, PLS and other entities that provide services to PMT and the employees of

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation Plans (Continued)

such other entities. The equity incentive plan is administered by the Company's compensation committee, pursuant to authority delegated by the board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

        The Company's equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award.

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

        The Company estimated the value of restricted share units awarded during the period from August 4, 2009 (commencement of operations) to December 31, 2009 with reference to the value of its shares on the date of the award. The Company's estimate of value included assumed grantee forfeiture rates of 21% per year for employees of PCM and its affiliates and no turnover for PMT's officers and its board of trustees. Award values were reduced by the value of expected shareholder distributions that the grantees will not receive during the vesting period, discounted at an appropriate risk-free rate of return. The amount of the reduction for anticipated distributions was based on amounts included in management's earnings forecast.

        Expense relating to awards is recorded in compensation. The Company recorded expense relating to restricted share units totaling $963,000 for the period from August 4, 2009 (commencement of operations) to December 31, 2009, comprised of $322,000 relating to awards granted to employees of PCM and PLS and $641,000 relating to the Company's officers and trustees.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Share-Based Compensation Plans (Continued)

        The table below summarizes restricted share unit activity:

Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
Number of Shares:
Outstanding at beginning of period	—
Granted	375,330
Vested	—
Canceled	(520)

Outstanding at end of period	374,810

Weighted Average Grant Date Fair Value	$7.58

Shares available for future awards(1)	994,000

(1)
Based on shares outstanding as of December 31, 2009. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above. However, the total number of options available for issuance under the plan cannot exceed 40 million.

        At December 31, 2009, unamortized compensation cost relating to restricted share units totaled $2.4 million and is expected to be amortized over a weighted average remaining period of 19 months.

Note 12—Income Taxes

        The Company is expected to qualify to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the REIT requirements including certain asset, income, distribution and stock ownership test are met. Accordingly, no provision for income taxes is included in the accompanying consolidated financial statements with respect to the operations of the Company. The Company intends to continue to operate in a manner that allows it to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company would be subject to federal and state income tax.

        The Company may elect to treat one or more of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal and state income tax. The Company has elected to treat certain of its corporate subsidiaries as TRSs.

        At December 31, 2009, the Company's TRSs had tax net operating loss carryforwards of approximately $106,000, expiring in 2029. The Company has ascribed a full valuation allowance to its net deferred tax assets due to the uncertainty in forecasting future TRS taxable income.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Subsequent Events

        Management has evaluated all events or transactions through March 11, 2010, the date the Company issued these financial statements. During this period:

  •
  PMT has completed the purchase of $56.3 million of mortgage loans

  •
  PCM committed to purchase mortgage loans with purchase prices totaling approximately $134 million. The portion of the purchase allocable to PMT has not been fully determined, but is at the discretion of PCM, and is expected to be at least $39 million.

Note 14—Selected Quarterly Results

        Following is a presentation of selected quarterly financial data for each full quarterly period during the period from August 4, 2009 (commencement of operations) to December 31, 2009:

Quarter ended December 31, 2009 (unaudited)
(dollar amounts in thousands, except per share data)
Net investment income	$1,485
Net loss	$(1,153)
Loss per share, basic and diluted	$(0.07)

Note 15—Recently Issued Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FASB 168"), which establishes the FASB Accounting Standards Codification (the "Codification" or "ASC") as the source of authoritative U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. FASB 168 was incorporated in the Generally Accepted Accounting Principles topic of the Codification. The Codification modified U.S. GAAP to include only two levels of U.S. GAAP, authoritative and non-authoritative. All of the Codification carries the same level of authority and U.S. GAAP hierarchy is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FASB 168 did not have a material effect on the Company's financial statements.

        In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 ("FASB 166"), and Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) ("FASB 167").

  •
  FASB 166 revises Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which establishes sale accounting criteria for transfers of financial assets. FASB 166 was incorporated into ASC 860, Transfers and Servicing topic of the Codification

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Recently Issued Accounting Pronouncements (Continued)

  •
  FASB 167 amends FASB Interpretation 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 ("FIN 46R") by changing the criteria an enterprise must use to determine whether it must consolidate a Variable Interest Entity ("VIE") and requiring the entity to update its assessment quarterly. FIN 46R currently requires that a VIE be consolidated by the enterprise that will absorb a majority of the expected losses or expected residual returns created by the assets of the entity. FASB 167 amends FIN 46R to require that a VIE be consolidated by the enterprise that has both the power to direct the activities that most significantly impact the entity's economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. In December 2009, the FASB issued an exposure draft proposing an Accounting Standards Update ("ASU"), Amendments to Statement 167 for Certain Investment Companies. The exposure draft proposes to indefinitely defer the application of FASB 167 for certain entities. FASB 167 was incorporated into ASC 810, Consolidations topic of the Codification.

        FASB 166 and 167 are effective for financial asset transfers occurring after the beginning of an entity's first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management of the Company is assessing the potential effect of these changes, including the effect of the exposure draft, on the Company.

        In January 2010, the FASB issued an ASU 2010-06 to ASC 820, Fair Value Measurements and Disclosure topic of the Codification. The update requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities. The ASU also clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. The requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value estimates. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this ASU is not expected to have a material effect on the Company's financial statements.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST
	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland, Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)
Dated: March 11, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	March 11, 2010
/s/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 11, 2010
/s/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	March 11, 2010
/s/ MATTHEW BOTEIN Matthew Botein	Trustee	March 11, 2010
/s/ SCOTT W. CARNAHAN Scott W. Carnahan	Trustee	March 11, 2010
/s/ RANDALL D. HADLEY Randall D. Hadley	Trustee	March 11, 2010
/s/ CLAY A. HALVORSEN Clay A. Halvorsen	Trustee	March 11, 2010
/s/ JOEL S. MARCUS Joel S. Marcus	Trustee	March 11, 2010
/s/ STACEY D. STEWART Stacey D. Stewart	Trustee	March 11, 2010
/s/ MARK WIEDMAN Mark Wiedman	Trustee	March 11, 2010
/s/ FRANK P. WILLEY Frank P. Willey	Trustee	March 11, 2010

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K
December 31, 2009

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.1
Registration Rights Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.2
Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.3
Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.4
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.5	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.6
Share Purchase Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.7
Underwriting Fee Reimbursement Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.8
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

Exhibit Number	Exhibit Description
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.