Form 10-Q
period 2010-03-31
PennyMac Mortgage Investment Trust
filed 2010-05-07
CIK 1464423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
Or
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2010
Common Shares of Beneficial Interest, $.01 par value	16,735,317

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
March 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2010	December 31, 2009
ASSETS
Cash	$2,125	$54
Short-term investment	115,485	213,628
Mortgage-backed securities at fair value	76,389	83,771
Mortgage loans at fair value	123,464	26,046
Real estate acquired in settlement of loans	1,511	—
Principal and interest collections receivable	6,131	—
Interest receivable	602	492
Due from affiliates	51	—
Other assets	930	455

Total assets	$326,688	$324,446

LIABILITIES
Accounts payable and accrued liabilities	$563	$527
Contingent underwriting fees payable	5,883	5,883
Income taxes payable	127	—
Payable to affiliates	4,635	4,238

Total liabilities	11,208	10,648

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 16,735,317 shares	167	167
Additional paid-in capital	315,942	315,514
Accumulated deficit	(629)	(1,883)

Total shareholders' equity	315,480	313,798

Total liabilities and shareholders' equity	$326,688	$324,446

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(In thousands, except per share data)

(Unaudited)

Quarter ended March 31, 2010
Investment Income
Interest income:
Mortgage-backed securities	$1,284
Mortgage loans	1,335
Other	45

2,664

Change in fair value of investments:
Mortgage-backed securities	57
Mortgage loans	1,133

1,190

Net investment income	3,854

Expenses
Management fees	1,211
Compensation	803
Insurance	197
Professional services	94
Other	168

Total expenses	2,473

Income before provision for income taxes	1,381
Provision for income taxes	127

Net income	$1,254

Earnings per share, basic and diluted	$0.07
Weighted average shares outstanding:
Basic	16,735
Diluted	17,110

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Number of shares	Par value	Additional paid-in capital	Accumulated deficit	Total
Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Share-based compensation	—	—	578	—	578
Stock issuance costs	—	—	(150)	—	(150)
Net income	—	—	—	1,254	1,254

Balance at March 31, 2010	16,735,317	$167	$315,942	$(629)	$315,480

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Quarter ended March 31, 2010
Cash flows from operating activities:
Net income	$1,254
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts on mortgage-backed securities	(765)
Appreciation in fair value of mortgage loans and mortgage-backed securities	(1,190)
Share-based compensation expense	578
Purchase of mortgage loans for sale	(13,782)
Proceeds from sale of mortgage loans	13,782
Increase in principal and interest collections receivable	(1,264)
Increase in interest receivable	(110)
Increase in due from affiliates	(51)
Increase in other assets	(475)
Increase in accounts payable and accrued liabilities	36
Increase in income taxes payable	127
Increase in payable to affiliates	397

Net cash used by operating activities	(1,463)

Cash flows from investing activities:
Net decrease in short-term investment	98,143
Purchase of mortgage-backed security	(414)
Proceeds from repayments of mortgage-backed securities	8,618
Purchases of mortgage loans	(101,425)
Purchases of real estate acquired in settlement of loans	(1,238)

Net cash provided by investing activities	3,684

Cash flows from financing activities:
Payment of stock issuance costs—initial exchange listing fees	(150)

Net cash used by financing activities	(150)

Net increase in cash	2,071
Cash at beginning of period	54

Cash at end of period	$2,125

Supplemental Cash Flow Information:
Non cash investing activity—transfer of mortgage loans to real estate acquired in settlement of loans	$273

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Basis of Presentation

        PennyMac Mortgage Investment Trust ("PMT" or the "Company") was organized in Maryland on May 18, 2009, and began operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest ("shares"). The Company is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage loans and mortgage-related assets. The Company's investment objective is to maximize the value of the mortgage loans that it acquires, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances, through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes, or, when necessary, through timely acquisition and liquidation of the property securing the loan.

        The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to holders of shares.

        The Company is externally managed by an affiliate, PNMAC Capital Management, LLC ("PCM" or the "Manager"), an investment adviser registered with the Securities and Exchange Commission (the "SEC") that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 3—Transactions with Related Parties.

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the U.S. ("U.S. GAAP") for interim financial information and with the SEC's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements.

        Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2010 are not necessarily indicative of the results for the year ending December 31, 2010. Comparable year information related to the Consolidated Statement of Income and Consolidated Statement of Cash Flows are omitted as the Company began operations on August 4, 2009.

Note 2—Concentration of Risks

        PMT's operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default. PCM performs diligence on the portfolios of mortgage loans and mortgage-related assets it targets for acquisition to evaluate the prospective acquisition's credit risk and establish a purchase bid that reflects PCM's assessment of that risk.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        Through its management agreement with PCM and, where applicable, the loan servicing agreement between its operating partnership and an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of proprietary and federally sponsored loan modification programs (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modifications may include PMT accepting a write down of the principal balances of certain mortgage loans in its investment portfolio.

        Because of the Company's investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that more borrowers than anticipated default on their mortgage loans and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to, changes in the overall economy, unemployment, residential real estate values in the markets where the Company's mortgage loans are secured, PCM's ability to identify and PLS's ability to execute optimal resolutions of problem mortgage loans, the accuracy of borrower representations and PMT's ability to validate borrower capacity to meet the terms of workout agreements, PCM's ability to effectively model and develop appropriate model assumptions that properly anticipate future outcomes, the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company's ability to effect cures to distressed loans or foreclose on and liquidate the real estate securing its portfolio of distressed mortgage loans. Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT's behalf will prevent significant losses arising from the Company's investments in real estate-related assets.

        As discussed in Note 3—Transactions with Related Parties, the Company's short-term money market investment is made in an uninsured institutional money market fund that is managed by a strategic investor of the parent company of the Company's Manager and PLS.

Note 3—Transactions with Related Parties

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

  •
  "Core earnings," for purposes of determining the amount of the performance incentive fee, is defined as U.S. GAAP net income adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to PMT's initial public offering ("IPO") paid to PCM and

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

    the underwriters of PMT's share offering, and any "one-time events" pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions as agreed between PCM and PMT's independent trustees and approval by a majority of PMT's independent trustees.

  •
  The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of the Company's public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four-quarter period and (2) 8%. During PMT's first four quarters, core earnings will be calculated based on the annualized results of the preceding quarters.

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

        For the quarter ended March 31, 2010, the Company recorded management fee expense and its related liability as summarized below:

Quarter ended March 31, 2010
(in thousands)
Base fee	$1,211
Performance incentive fee	—

Total incurred during the period	$1,211
Fee paid during the period	(1,169)
Fee outstanding at December 31, 2009	1,169

Fee due to Manager at March 31, 2010	$1,211

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

        The Company, through its operating partnership, also has a loan servicing agreement with PLS that provides for servicing fees at rates that are expected to range between 30 and 100 basis points per annum on the unpaid principal balance of the mortgage loans serviced on the Company's behalf.

        Under the loan servicing agreement, PLS is also entitled to certain customary market-based fees and charges, including boarding and de-boarding fees, disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS effects a refinancing of a loan on the Company's behalf and not through a third party lender and the resulting loan is readily saleable, PLS is entitled to receive from the

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

Company an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly, when PLS originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to a fee in the same amount. In addition, the Company currently participates in HAMP (or other similar mortgage loan modification programs), which establishes standard loan modification guidelines for "at risk" homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the lesser of such modification fee and such incentive payments.

        Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other specialty servicers.

        During the quarter ended March 31, 2010, the Company recorded $233,000 in expenses incurred and $250,000 of purchase deposits acquired on its behalf by PCM and its affiliates in accordance with the terms of the management agreement. Amounts due to affiliates are summarized below as of the dates presented:

	March 31, 2010	December 31, 2009
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,211	1,169
Expense and purchase deposit reimbursements	483	128

	$4,635	$4,238

        During the quarter ended March 31, 2010, the Company made payments to PCM relating to management fees and reimbursed expenses totaling $1,294,000.

        Due from affiliates at March 31, 2010 represents expenses paid on behalf of affiliated companies during the quarter ended March 31, 2010. No such amounts were outstanding at December 31, 2009.

        The Company's short-term money market investment represents an investment in a liquidity management fund that is managed by BlackRock, Inc., which is a strategic investor of the parent company of the Company's Manager and PLS. Investments in the fund are not insured. The fund invests exclusively in first-tier securities as rated by a nationally recognized rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the U.S. Government or its agencies, U.S. and Yankee bank obligations, fully collateralized repurchase agreements and variable and floating rate demand notes.

Note 4—Earnings Per Share

        Basic earnings per share is determined using net earnings divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings available to common shareholders by the weighted-average shares outstanding, assuming all potentially

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Earnings Per Share (Continued)

dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive shares are excluded from the diluted loss per share calculation as their effect on loss per share is anti-dilutive.

        The following table summarizes the basic and diluted earnings per share calculations for the period indicated:

	Quarter ended March 31, 2010
	Net income	Shares	Per-share amount
	(in thousands, except per share data)
Basic net income per share	$1,254	16,735	$0.07
Effect of dilutive securities—share-based compensation instruments	—	375	—

Diluted net income per share	$1,254	17,110	$0.07

Note 5—Fair Value

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

  Fair Value Accounting Elections

        Management identified its short-term investment, mortgage loans and mortgage-backed securities ("MBS") to be accounted for at estimated fair value so such changes in fair value will be reflected in earnings as they occur. Fair value accounting more timely reflects the results of the Company's investment performance.

  Fair Value Measurements

        For the period ended March 31, 2010, the Company recorded in its income $1,133,000 and $57,000 of appreciation in estimated fair values of its mortgage loans and MBS, respectively, under the fair value option. Gains and losses from changes in the estimated fair value of mortgage loans and MBS are included in change in fair value of investments.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        The following financial statement items are measured at estimated fair value on a recurring basis as of the dates presented:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investment	$115,485	$—	$—	$115,485
Mortgage loans	—	—	123,464	123,464
Mortgage-backed securities	—	—	76,389	76,389

	$115,485	$—	$199,853	$315,338

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investment	$213,628	$—	$—	$213,628
Mortgage-backed securities	—	—	83,771	83,771
Mortgage loans	—	—	26,046	26,046

	$213,628	$—	$109,817	$323,445

        The Company measures its investment in real estate acquired in settlement of loans at estimated fair value on a nonrecurring basis. The Company has classified real estate acquired in settlement of loans as a Level 3 asset. At March 31, 2010, the Company carried approximately $1,511,000 of real estate acquired in settlement of loans on its Consolidated Balance Sheet. There was no real estate acquired in settlement of loans at December 31, 2009.

        All of the mortgage loans and mortgage-backed securities were measured using Level 3 inputs. The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the period:

	Quarter ended March 31, 2010
	Mortgage loans	Mortgage-backed securities	Total
	(in thousands)
Balance, December 31, 2009	$26,046	$83,771	$109,817
Total changes in fair value included in results of operations	1,133	57	1,190
Purchases	115,207	414	115,621
Accrual of unearned discounts	—	765	765
Repayments	(4,867)	(8,618)	(13,485)
Transfers of mortgage loans to real estate acquired in settlement of loans	(273)	—	(273)
Sale	(13,782)	—	(13,782)

Balance, March 31, 2010	$123,464	$76,389	$199,853

Changes in gains relating to assets still held at March 31, 2010	$(790)	$57	$(733)

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	March 31, 2010
	Fair value	Unpaid principal balance	Fair value over (under) unpaid principal balance
	(in thousands)
Current through 89 days delinquent	$38,156	$59,488	$(21,332)
90 or more days delinquent	85,308	153,360	(68,052)

	$123,464	$212,848	$(89,384)

	December 31, 2009
	Fair Value	Unpaid principal balance	Fair value over (under) unpaid principal balance
	(in thousands)
Current through 89 days delinquent	$26,046	$40,071	$(14,025)
90 or more days delinquent	—	—	—

	$26,046	$40,071	$(14,025)

  Valuation Techniques

        The following describes the methods used in estimating the fair values of Level 3 financial statement items:

  Mortgage-Backed Securities

        Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received as of March 31, 2010, PCM's Capital Markets staff reviewed, and its senior management Valuation Committee reviewed and approved, the securities' values. PCM's review is for the purpose of evaluating the reasonableness of the broker's indication of value and may result in the broker modifying its indications of value. PCM does not intend to adjust its fair value estimates to amounts different from the broker's indications of value.

  Mortgage Loans

        Fair value of mortgage loans is estimated based on whether the mortgage loans are salable into liquid markets with established counterparties and transparent pricing. Fair value is estimated for mortgage loans that are not salable into liquid markets using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type; forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Mortgage loans which are salable into liquid markets are valued at their quoted market price or market price equivalent.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed mortgage loans or non-Agency, non-conforming mortgage loans, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate to reflect the lack of liquidity in the market.

  Real Estate Acquired in Settlement of Loans

        Fair value of real estate acquired in settlement of loans is based on a current estimate of value as determined by a broker's price opinion or a full appraisal.

Note 6—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows for the dates presented:

	March 31, 2010
		Credit rating
	Total	AAA	AA	A	BBB	Non investment grade	Not rated
	(in thousands)
Security collateral type:
Non-Agency subprime	$35,817	$1,323	$7,542	$7,484	$2,605	$11,718	$5,145
Non-Agency Alt-A	24,582	827	7,804	—	856	15,095	—
Non-Agency prime jumbo	15,990	—	14,010	—	—	1,980	—

	$76,389	$2,150	$29,356	$7,484	$3,461	$28,793	$5,145

	December 31, 2009
		Credit rating
	Total	AAA	AA	A	BBB	Non investment grade	Not rated
	(in thousands)
Security collateral type:
Non-Agency subprime	$39,522	$1,910	$8,085	$8,704	$3,151	$12,620	$5,052
Non-Agency Alt-A	27,060	9,022	—	—	1,071	16,967	—
Non-Agency prime jumbo	17,189	—	14,737	—	—	2,452	—

	$83,771	$10,932	$22,822	$8,704	$4,222	$32,039	$5,052

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Mortgage Loans

        Following is a summary of the distribution of the Company's mortgage loans as of the dates presented:

	March 31, 2010			December 31, 2009
Loan Type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Nonperforming loans	$85,308	69%	6.48%	$—	0%
Performing loans:
Fixed	31,130	25%	7.78%	24,533	94%	8.15%
ARM/Hybrid	6,965	6%	6.02%	1,454	6%	7.89%
Balloon	61	0%	9.94%	59	0%	9.94%

	38,156	31%	7.45%	26,046	100%	8.14%

	$123,464	100%	6.78%	$26,046	100%	8.14%

        The balance of mortgage loans at March 31, 2010 is comprised primarily of loans acquired during the quarter then-ended. The mortgage loans purchased during the quarter had unpaid principal balances on the purchase dates totaling $207.6 million and purchase discounts totaling $92.4 million. The loans acquired during the quarter were primarily nonperforming with FICO scores at origination below 650 and approximately 24% of the purchased loans were secured by California real estate. After the acquisitions, the Company sold $13.8 million in fair value of the loans acquired during such quarter.

Note 8—Real Estate Acquired in Settlement of Loans

        The Company carries real estate acquired in settlement of loans at the lower of its acquisition cost or the estimated fair value of the property (as determined by a broker's price opinion or full appraisal) less estimated cost to sell. On March 31, 2010, the Company acquired a pool of distressed assets that included real estate acquired in settlement of loans. The Company recorded the properties at their acquisition values, which represent the properties' estimated fair values.

Note 9—Shareholders' Equity

        Certain of the underwriting costs incurred in the IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance as follows: the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009, the Company's "core earnings" for such four quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 3—Transactions with Related Parties). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Shareholders' Equity (Continued)

underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 10—Share-Based Compensation Plan

        The Company's equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award. Restricted share units have been awarded to trustees and officers of the Company and to employees of affiliated entities at no cost to the grantees. Such awards generally vest over a one- to four-year period.

        The Company recorded expense relating to restricted share units totaling $578,000 for the quarter ended March 31, 2010, comprised of $518,000 relating to employees of PCM and PLS and $60,000 relating to the Company's trustees. Expense relating to awards is recorded in compensation.

        The table below summarizes restricted share unit activity:

Quarter ended March 31, 2010
Number of shares:
Outstanding at beginning of period	374,810
Granted	22,000
Vested	—
Canceled	(22,120)

Outstanding at end of period	374,690

Weighted average grant date fair value	$7.60

Shares available for future awards(1)	994,110

(1)
Based on shares outstanding as of March 31, 2010. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

Note 11—Income Taxes

        The Company is expected to qualify to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests.

        The Company has elected to treat one of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may engage in any real estate or non-real estate-related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal and state

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Income Taxes (Continued)

income tax. Accordingly, a provision for income taxes for the TRS is included in the accompanying consolidated financial statements with respect to the operations of the TRS.

        The Company intends to continue to operate in a manner that allows it to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company were to fail to meet these requirements, the Company could be subject to federal and state income tax on some or all of its consolidated income.

        At December 31, 2009, the Company's TRS had tax net operating loss carryforwards of approximately $106,000, expiring in 2029. The Company ascribed a full valuation allowance to its net deferred tax assets due to the uncertainty in forecasting future TRS taxable income. As the projected income for 2010 indicates the loss carryover will be utilized in 2010, the valuation allowance was reversed during the quarter ended March 31, 2010.

        Following is a summary of income tax expense for the period presented:

Quarter ended March 31, 2010
(in thousands)
Current expense	$172
Deferred expense	—
Reversal of valuation allowance	(45)

$127

        Following is a reconciliation of income tax expense at statutory rates to the income tax expense at the Company's effective rate:

	Quarter ended March 31, 2010
	Amount	Rate
	(in thousands)
Federal income tax expense at statutory tax rate	$483	35.0%
Effect of non-taxable REIT income	(340)	(24.7)%
State income taxes, net of federal benefit	29	2.1%
Reversal of valuation allowance	(45)	(3.2)%

Provision for income taxes and effective tax rate	$127	9.2%

Note 12—Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued an Accounting Standards Update ("ASU"), ASU 2010-06 to the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification. The ASU requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities. The ASU also clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Recently Issued Accounting Pronouncements (Continued)

value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. The requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value estimates. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material effect on the Company's financial statements.

Note 13—Subsequent Events

        During the period from March 31, 2010 to May 7, 2010, the Company completed the acquisition of $70.7 million in fair value of mortgage loans and its Manager committed to additional acquisitions. The Manager estimates that $29.6 million in fair value of mortgage loans will be allocated to the Company if these acquisitions are completed. The final allocation of assets to the Company will be determined based on the composition of the final pools of loans purchased and the availability of investable funds among the entities managed by PCM. The pending transactions are subject to continuing due diligence and customary closing conditions and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

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

Overview

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions offered by the Federal Deposit Insurance Corporation ("FDIC") of portfolios of mortgage loans of failed depository institutions. We seek to maximize the value of the mortgage loans that we acquire through both proprietary loan modification programs and nonproprietary loan modification programs (such as HAMP), special servicing and other initiatives focused on keeping borrowers in their homes, when possible. We plan to supplement these activities through participation in other mortgage-related activities that may include:

  •
  acquisition and sale or securitization of mortgage loans in a conduit capacity between originators of mortgage loans and the MBS markets. Current market conditions have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans into securitizations. We believe these conditions provide us with the opportunity to act as a conduit between these loan originators and the securitization markets.

  •
  providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our conduit capacity more attractive to lenders from which we acquire newly originated loans.

  •
  acquisition of mortgage servicing rights ("MSRs"). We believe that opportunities exist to acquire mortgage servicing rights from liquidating and other institutions. We also believe that MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of our servicer to improve the asset's value.

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

  •
  the underwriting and funding of mortgage loans sourced by mortgage loan brokers and other financial intermediaries.

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

Observations on Current Market Opportunities

        The U.S. economy continues to provide the mixed message of an economy in transition. During the last quarter of 2009, the U.S. gross domestic product expanded at a 5.6% annual rate; however, economists expect this level to decline to approximately 3% for the quarter ended March 31, 2010. First time homebuyers continue to participate actively in the real estate market, accounting for 42% of all home sales in February 2010. First time homebuyer participation appears to reflect the extension of the first-time homebuyer tax credit that expired in April 2010.

        Offsetting these positive indicators are a March 2010 unemployment rate of 9.7% that is high by recent historical standards, continued increases in the level of foreclosure filings and continuing distress in the banking industry. During the first quarter of 2010, 41 depository institutions with total assets of approximately $22.6 billion were seized, compared to 140 institutions with total assets of $159 billion in all of 2009. As of December 31, 2009, the most recent date for which problem bank information is available, the number of problem banks as identified by the FDIC increased to 702 institutions with $403 billion of assets from 252 institutions with $159 billion of assets at December 31, 2008. On March 31, 2010, the Federal Reserve concluded its program to purchase $1.25 trillion of mortgage-backed securities. The Federal Reserve's withdrawal from the mortgage-backed securities market has not had a significant effect on mortgage interest rates. 30-year mortgage interest rates remained steady, beginning the quarter at 5.09% for the week ended January 7, 2010 and was 5.07% for the week ended April 22, 2010 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey).

        We believe that the present state of the mortgage market allows us unique, current opportunities to acquire distressed mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. Our Manager continues to see substantial volumes of nonperforming residential mortgage loan sales, but very few sales of performing loans. During the quarter ended March 31, 2010, we made net acquisitions of distressed mortgage loans totaling $115.2 million, a four-fold increase in our portfolio of mortgage loans from our holdings at December 31, 2009. Furthermore, we completed acquisitions of mortgage loans totaling $70.7 million and committed to purchase an additional $29.6 million of mortgage loans from March 31, 2010 through the date of this Report. We continue to expect that our mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of mortgage loans, and the timing and extent of our success in acquiring such mortgage loans cannot be predicted.

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for sale to a government-sponsored entity ("GSE") such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae") (Freddie Mac, Fannie Mae and Ginnie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). To the extent market conditions improve, these opportunities could also include the purchase of newly originated mortgage loans that can be resold in the non-agency whole loan market or securitized in the private label market. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. During April of 2010, our Manager made its initial acquisition on our behalf of $0.8 million of newly originated mortgage loans.

        We benefit from PCM's analytical and portfolio management expertise and technology in evaluating these investment opportunities. Furthermore, we seek to maximize the value of the mortgage loans we acquire using PCM's proprietary portfolio strategy techniques to identify the appropriate approach for each loan and, through the workout oriented servicing platform of PLS, offer borrowers alternatives, including, where appropriate, the modification of the terms and conditions of loans in a manner that reflects the borrowers' financial condition and residential property values. Mortgage loans may become re-performing through effective modification, restructuring and other techniques, and the mortgage loans subsequently may be monetized through a variety of disposition strategies. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan.

Results of Operations for the Quarter Ended March 31, 2010

        The following is a summary of our key performance measures for the quarter ended March 31, 2010:

(in thousands, except per share data)
Net investment income	$3,854
Net income	$1,254
Earnings per share, basic and diluted	$0.07
Distributions per share	$—
Total assets at period end	$326,688

        During the quarter ended March 31, 2010, we recorded net income of $1.3 million, or seven cents per share. Our net income reflects interest income earned supplemented by appreciation in fair value of mortgage loans. During the quarter, we reinvested our short-term money market investment into mortgage loans with all of the acquisitions occurring during the second half of the quarter. Our net income does not include provision for recovery by PCM of common overhead costs allowable under PMT's management agreement with PCM. PCM management waived recovery of common overhead costs approximating $500,000 for the quarter ended March 31, 2010. PCM management intends to obtain reimbursement of future overhead costs it incurs on PMT's behalf in subsequent periods.

Asset Acquisitions

        During the quarter ended March 31, 2010, we made acquisitions of mortgage loans, real estate acquired in settlement of loans and mortgage-backed securities with fair values of $115.2 million, $1.2 million and $0.4 million, respectively.

        The mortgage loans acquired during the quarter had unpaid principal balances on the purchase date totaling $207.6 million and purchase discounts totaling $92.4 million. The loans were primarily nonperforming with FICO scores at origination below 650. Approximately 24% of the mortgage loans acquired during the quarter are secured by California real estate. After the acquisitions, we sold $13.8 million of the loans acquired during such quarter.

        Because of the acquisitions made by our Manager during the period, we have committed most of the equity we raised in our August 4, 2009 offerings. We are exploring a variety of additional means of financing our continued growth, including debt financing through bank lines of credit and securitization transactions as well as additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be undertaken at all and, if so, whether they will be successful.

Net Investment Income

        During the quarter ended March 31, 2010, we recorded net investment income totaling $3.9 million, comprised of interest income and appreciation in fair value as shown below:

	Interest income
	Coupon	Discount accrual	Total	Appreciation in fair value	Total revenue	Average balance	Annualized interest yield
	(dollars in thousands)
Short-term money market investment	$45	$—	$45	$—	$45	$174,377	0.10%
Mortgage-backed securities:
Non-Agency Alt-A	341	153	494	117	611	25,850	7.64%
Non-Agency subprime	34	595	629	(29)	600	38,261	6.58%
Non-Agency prime jumbo	144	17	161	(31)	130	17,126	3.76%

Total mortgage-backed securities	519	765	1,284	57	1,341	81,237	6.32%

Mortgage loans	1,335	—	1,335	1,133	2,468	60,542	8.82%

	$1,899	$765	$2,664	$1,190	$3,854	$316,156	3.37%

        During the quarter ended March 31, 2010, our investment holdings shifted from being held primarily in a short-term money market investment to being invested in mortgage loans. Most of the acquisitions occurred during the latter part of the quarter and the quarterly results therefore do not reflect the yield on these assets had they been held for the complete quarter. In the time that we held mortgage loans, we recognized an annualized yield of 8.82%. At March 31, 2010, we held $85.3 million in fair value of nonperforming loans and $1.5 million of real estate acquired in settlement of loans. We do not accrue interest on nonperforming loans. The revenue benefits of nonperforming loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs or to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified in the HAMP before liquidating a loan, which may extend the liquidation process.

        During the quarter ended March 31, 2010, we also earned an annualized yield of approximately 6.32% on our portfolio of MBS. We acquired our current portfolio of MBS as a short-term investment to enhance the yield we earn on our investments pending reinvestment of the proceeds of our initial equity offerings into our targeted asset classes. Accordingly, this portfolio is comprised of currently cash flowing senior priority securities with an average remaining life of approximately 1.2 years.

        Our interest income was supplemented with net appreciation in the estimated fair value of mortgage loans and MBS totaling approximately $1.1 million and $0.1 million, respectively. The increase in fair value of mortgage loans includes gains arising from repayments by our borrowers of mortgage loans that we acquired at discounts to their unpaid principal balances and changes in the value of mortgage loans.

 Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency Alt-A, subprime and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 1.2 years. We acquired these securities to provide a higher yield than we earn with our short-term money market investment pending reinvestment in suitable pools of mortgage loans or mortgage-related assets.

        The following is a summary of our portfolio of MBS as of period end:

	March 31, 2010					December 31, 2009
			Average					Average
	Fair value	Principal	Life (years)	Coupon	Yield	Fair value	Principal	Life (years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-agency subprime	$35,817	$37,691	0.81	0.38%	7.34%	$39,522	$41,944	0.82	0.37%	9.08%
Non-agency Alt-A	24,582	25,667	1.68	5.15%	8.20%	27,060	28,416	1.57	5.13%	9.08%
Non-agency prime jumbo	15,990	16,266	1.39	3.39%	4.88%	17,189	17,452	1.42	3.43%	4.34%

	$76,389	$79,624	1.21	2.44%	7.10%	$83,771	$87,812	1.18	2.52%	8.11%

        At December 31, 2009, our mortgage loan portfolio had no nonperforming loans. Because of our acquisitions during the quarter ended March 31, 2010, 69% of our mortgage loan portfolio is now comprised of nonperforming loans.

        Following is a summary of the distribution of our mortgage loan holdings at March 31, 2010:

	Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollar amounts in thousands)
Fixed	$31,130	25%	7.78%	$32,621	26%	6.75%
ARM/Hybrid	6,965	6%	6.02%	52,151	42%	6.29%
Balloon	61	0%	9.94%	536	1%	8.28%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate
1st lien	$38,156	31%	7.45%	$85,308	69%	6.48%
2nd lien	—	0%		—	0%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Owner occupied	$32,196	26%	7.40%	$59,907	49%	6.43%
Investment property	5,960	5%	7.73%	24,950	20%	6.57%
Other	—	0%		451	0%	6.84%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 12 months	$372	0%	5.79%	$3,172	2%	4.49%
12 - 35 months	23,075	19%	7.96%	16,789	14%	6.28%
36 - 59 months	8,400	7%	7.04%	37,954	31%	6.74%
60 months or more	6,309	5%	6.17%	27,393	22%	6.42%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing loans			Nonperforming loans
Origination FICO score	Fair value	% Total	Average note rate	Fair value	% total	Average note rate
Less than 600	$15,192	12%	7.45%	$58,830	48%	6.40%
600 - 649	9,208	7%	7.86%	18,597	15%	6.62%
650 - 699	8,328	7%	7.36%	5,724	5%	6.56%
700 - 749	3,482	3%	6.88%	1,325	1%	6.64%
750 or greater	1,946	2%	6.96%	832	0%	6.97%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing Loans			Nonperforming Loans
Current loan-to-value	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 80%	$9,313	8%	6.70%	$19,325	16%	6.37%
80% - 99.99%	6,556	5%	8.01%	17,210	14%	6.36%
100% - 119.99%	8,759	7%	7.56%	17,903	14%	6.47%
120% or greater	13,528	11%	7.54%	30,870	25%	6.54%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate
California	$4,773	4%	6.23%	$20,598	17%	5.95%
Florida	2,013	2%	7.44%	9,176	7%	6.57%
New York	3,479	3%	6.69%	4,709	4%	7.40%
Illinois	2,812	2%	7.53%	4,819	4%	6.21%
New Jersey	1,619	1%	7.78%	5,118	4%	6.53%
Texas	2,993	2%	7.80%	2,066	2%	7.30%
Other	20,467	17%	7.80%	38,822	31%	6.58%

	$38,156	31%	7.45%	$85,308	69%	6.48%

	Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Current	$30,285	25%	7.56%	$—	0%
30 days delinquent	3,613	3%	6.91%	—	0%
60 days delinquent	4,258	3%	7.29%	—	0%
90 days or more delinquent	—	0%		36,088	29%	6.48%
In foreclosure	—	0%		49,220	40%	6.47%

	$38,156	31%	7.45%	$85,308	69%	6.48%

        Following is a summary of the distribution of our mortgage loan holdings at December 31, 2009:

Loan type	Fair value	% total	Average note rate
Fixed	$24,533	94%	8.15%
ARM/Hybrid	1,454	6%	7.89%
Balloon	59	0%	9.94%

	$26,046	100%	8.14%

Lien position	Fair value	% total	Average note rate
1st lien	$26,046	100%	8.14%
2nd lien	—	0%

	$26,046	100%	8.14%

Occupancy	Fair value	% total	Average note rate
Owner occupied	$21,890	84%	8.10%
Investment property	4,156	16%	8.32%
Second property	—	0%

	$26,046	100%	8.14%

Loan age	Fair value	% total	Average note rate
Less than 12 months	$121	0%	5.54%
12 - 35 months	25,466	98%	8.15%
36 - 60 months	459	2%	8.13%

	$26,046	100%	8.14%

Origination FICO score	Fair value	% total	Average note rate
Less than 600	$8,174	31%	8.58%
600 - 649	8,702	33%	8.23%
650 - 699	6,111	24%	7.88%
700 - 749	2,260	9%	7.12%
750 or greater	799	3%	6.77%

	$26,046	100%	8.14%

Current loan-to-value	Fair value	% total	Average note rate
Less than 80%	$3,587	14%	7.96%
80% - 99.99%	5,401	21%	8.37%
100% - 119.99%	6,669	25%	8.19%
120% or greater	10,389	40%	8.07%

	$26,046	100%	8.14%

Geographic distribution	Fair value	% total	Average note rate
Illinois	$2,346	9%	8.11%
California	2,155	8%	6.57%
Arizona	1,922	7%	7.47%
Texas	1,866	7%	7.98%
Maryland	1,582	6%	8.02%
Florida	1,495	6%	7.69%
Other	14,680	57%	8.55%

	$26,046	100%	8.14%

Payment status	Fair value	% total	Average note rate
Current	$24,057	92%	8.13%
30 days delinquent	1,360	5%	8.26%
60 days delinquent	629	3%	8.23%
90 days or more delinquent	—	0%
In foreclosure	—	0%

	$26,046	100%	8.14%

Cash Flows

        Our cash flows resulted in a net increase in cash of $2.1 million during the quarter ended March 31, 2010. The positive cash flows arose due to cash provided by investing activities exceeding cash used by operating activities. Cash used by operating activities totaled $1.5 million during the quarter ended March 31, 2010. This use of cash was primarily due to the non-cash nature of certain components of our revenue (approximately $2.0 million due to accrual of unearned discounts on MBS and appreciation in fair value of mortgage loans and MBS, partially offset by non-cash compensation expense of $0.6 million) as well as growth in balance sheet accruals relating to the growth of our investment portfolio.

        Net cash provided by investing activities was $3.7 million for the quarter ended March 31, 2010, and was attributable to a shift in the composition of investments made by the Company from our short-term money market investment to investments in targeted asset classes. The Company purchased mortgage loans, real estate acquired in settlement of loans and a mortgage-backed security with fair values of $101.4 million, $1.2 million and $0.4 million, respectively, during the quarter. These investments replaced a portion of our money-market investment during the period. Approximately 69% of the Company's investments in mortgage loans and real estate acquired in settlement of loans were nonperforming assets as of March 31, 2010. Nonperforming assets include mortgage loans delinquent 90 or more days and real estate acquired in settlement of loans. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets.

        The Company used $150,000 of cash for financing activities during the quarter ended March 31, 2010 to pay initial stock exchange listing fees. No additional funds were procured to finance our activities during the quarter due to the availability of funds for the acquisition of investments during the period. However, as discussed in Liquidity and Capital Resources, following, our Manager has invested and committed to invest most of the remaining proceeds from our initial equity offerings and is evaluating and pursuing additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities.

        Because of the acquisitions made by our Manager during the period, we have committed most of the equity we raised in our August 4, 2009 offerings during the quarter ended March 31, 2010 and continuing through the date of this Report. Our acquisition activity and pending acquisitions through the date of this Report are summarized below:

(in thousands)
Acquisitions through December 31, 2009	$119,095
Purchases during the quarter ended March 31, 2010:
Mortgage-backed security	414
Mortgage loans, net of subsequent sales	101,425
Real estate acquired in settlement of loans	1,238

Total acquisitions through March 31, 2010	222,172
Acquisitions completed after March 31, 2010	70,667
Subsequent commitments(1)	29,569

Total investments committed through the date of this Report	$322,408

(1)
Based on preliminary allocations. The final allocations will be determined based upon the composition of the final pools of loans purchased and the availability of investable funds among the entities managed by PCM. The pending transactions are subject to continuing due diligence and customary closing conditions and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        Our Manager is exploring a variety of additional means of financing our continued growth, including debt financing through bank lines of credit and securitization transactions as well as additional equity offerings. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our Board of Trustees has discretion to deviate from or change our financing strategy at any time. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be undertaken at all and if so, whether they will be successful.

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

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we will be exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. During the quarter ended March 31, 2010, we invested a substantial portion of our investable funds into targeted assets. These investments significantly changed the composition of our invested assets.

        Due to the change in composition of our mortgage loan portfolio, we shifted the way we measure fair value sensitivity for our investment in mortgage loans from a method that emphasizes fair value sensitivity to changes in interest rates to a method that emphasizes fair value sensitivity to changes in real estate values. Our mortgage loan investment portfolio previously was comprised of performing mortgage loans. Our acquisitions during the quarter ended March 31, 2010, were comprised of approximately 86% nonperforming assets, including mortgage loans delinquent 90 days or more and real estate acquired in settlement of loans. Accordingly, we have determined that our mortgage loan portfolio is now more sensitive to changes in the values of the real estate underlying the mortgage loans than to changes in interest rates. Generally, in a real estate market where values are rising, the fair value of our mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping, mortgage loan values would be expected to decrease.

        We believe that our current investments in MBS remain generally sensitive to changes in interest rates due to our present portfolio of investments in MBS being comprised of senior tranche presently cash flowing bonds with short maturities. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of March 31, 2010, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$109,919	$114,552	$119,077	$127,673	$131,715	$135,612
Change in fair value:
$	$(13,545)	$(8,912)	$(4,386)	$4,209	$8,251	$12,148
%	-10.97%	-7.22%	-3.55%	3.41%	6.68%	9.84%

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of March 31, 2010, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
Fair value	$77,083	$76,902	$76,685	$76,074	$75,764	$75,153
Change in fair value:
$	$694	$513	$296	$(315)	$(625)	$(1,236)
%	0.91%	0.67%	0.39%	-0.41%	-0.82%	-1.62%

        The following table summarizes the estimated change in fair value of our mortgage loans and MBS as of December 31, 2009, given selected hypothetical (instantaneous) parallel shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(in thousands)
Change in fair value:
Mortgage-backed securities	$864	$567	$322	$(360)	$(727)	$(1,512)
Mortgage loans	(18)	22	14	(17)	(21)	8

        These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in real estate values as they relate to mortgage loans and interest rates as they relate to MBS; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various models and assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would affect the Company's overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Accounting Developments

        In January 2010, the FASB issued an Accounting Standards Update ("ASU"), ASU 2010-06 to the Fair Value Measurements and Disclosure of the Accounting Standards Codification. The ASU requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities. The ASU also clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. The requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value estimates. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material effect on the Company's financial statements.

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

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part II hereof and Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the SEC on March 11, 2010.

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

  •
  increased prepayments of the mortgages and other loans underlying our MBS and other investments;

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

  •
  legislative and regulatory changes that impact the mortgage loan industry or housing market;

  •
  changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs;

  •
  changes in government support of homeownership;

  •
  changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs or the exclusions from registration as an investment company);

  •
  limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item, the information set forth on pages 26 to 27 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2010, we were not involved in any such legal proceedings.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 11, 2010.

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

  •
  a private placement to certain of our executive officers, Private National Mortgage Acceptance Company, LLC, and certain of its investors, of 735,317 shares for gross proceeds of approximately $14.7 million. In conducting this private placement, we relied upon the exemption from registration provided by Rule 506 of Regulation D, as promulgated under Section 4(2) of the Securities Act of 1933, as amended; and

  •
  as part of our IPO, the direct offering to investors in the funds managed by PCM of 1,293,673 shares for gross proceeds of approximately $25.9 million;

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

        From the completion of these offerings through March 31, 2010, we purchased $93.4 million of MBS, $127.4 million of mortgage loans and $1.2 million of real estate acquired in settlement of loans. During the period from March 31, 2010 through the date of this Report, we acquired an additional $70.7 million of mortgage loans and PCM has committed to additional purchases of mortgage loans for us at a price of approximately $29.6 million. The latter amount represents preliminary allocations of pending purchases. The final allocations will be determined based upon the composition of the final pools of mortgage loans purchased and the availability of investable funds among the entities managed by PCM. The pending transactions are subject to continuing due diligence and customary closing conditions and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all. At March 31, 2010, we held $115.5 million in proceeds remaining from the offerings in a short-term investment fund managed by a strategic investor in the parent company of the Company's Manager and PLS.

Item 3.    Defaults Upon Senior Securities

  None

Item 4.    Other Information

  None

Item 5.    Exhibits

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
3.2	Bylaws of PennyMac Mortgage Investment Trust. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust. (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.1
Registration Rights Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.2
Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.3
Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.4	Amendment No. 1 to Management Agreement, dated as of March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.
10.5
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.6	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.7	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.8
Share Purchase Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC. (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.9
Underwriting Fee Reimbursement Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description
10.10	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: May 7, 2010	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: May 7, 2010	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer and Treasurer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
March 31, 2010

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated. (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
3.2	Bylaws of PennyMac Mortgage Investment Trust. (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust. (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.1
Registration Rights Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC. (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.2
Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.3
Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.4	Amendment No. 1 to Management Agreement, dated as of March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.
10.5
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.6	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.7	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan. (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)
10.8
Share Purchase Agreement among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC. (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.9
Underwriting Fee Reimbursement Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description
10.10	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.