Form 10-Q
period 2010-06-30
PennyMac Mortgage Investment Trust
filed 2010-08-06
CIK 1464423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
Or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Common Shares of Beneficial Interest, $.01 par value	16,832,345

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Cash	$22,514	$54
Short-term investment	18,197	213,628
Mortgage-backed securities at fair value	103,164	83,771
Mortgage loans at fair value	197,505	26,046
Real estate acquired in settlement of loans	13,241	—
Principal and interest collections receivable	10,554	—
Interest receivable	916	492
Due from affiliates	147	—
Other assets	4,240	455

Total assets	$370,478	$324,446

LIABILITIES
Accounts payable and accrued liabilities	$409	$527
Securities sold under agreements to repurchase	31,362	—
Contingent underwriting fees payable	5,883	5,883
Income taxes payable	1,653	—
Payable to affiliates	6,897	4,238

Total liabilities	46,204	10,648

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 16,735,317 shares	167	167
Additional paid-in capital	316,585	315,514
Retained earnings (accumulated deficit)	7,522	(1,883)

Total shareholders' equity	324,274	313,798

Total liabilities and shareholders' equity	$370,478	$324,446

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share data)

(Unaudited)

	Quarter ended June 30, 2010	Six months ended June 30, 2010
Investment Income
Interest income:
Mortgage loans	$1,912	$3,162
Mortgage-backed securities	1,267	2,551
Short-term investment	22	67

	3,201	5,780

Gains (losses) on investments:
Mortgage loans	9,994	11,127
Mortgage-backed securities	(207)	(150)

	9,787	10,977

Operations of real estate acquired in settlement of loans	335	335
Other income	1	1

Net investment income	13,324	17,093

Expenses
Management fees	1,202	2,413
Compensation	836	1,639
Professional services	399	493
Insurance	200	397
Other	624	707

Total expenses	3,261	5,649

Income before provision for income taxes	10,063	11,444
Provision for income taxes	1,912	2,039

Net income	$8,151	$9,405

Earnings per share:
Basic	$0.49	$0.56
Diluted	$0.48	$0.55
Weighted average shares outstanding:
Basic	16,735,317	16,735,317
Diluted	17,106,527	17,106,527

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Total
Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Net income	—	—	—	9,405	9,405
Share-based compensation	—	—	1,221	—	1,221
Share issuance costs	—	—	(150)	—	(150)

Balance at June 30, 2010	16,735,317	$167	$316,585	$7,522	$324,274

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

(Unaudited)

Six months ended June 30, 2010
Cash flows from operating activities:
Net income	$9,405
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts on mortgage-backed securities	(1,561)
Gains on investments, net	(10,977)
Change in fair value of real estate acquired in settlement of loans	(335)
Share-based compensation expense	1,221
Purchase of mortgage loans for sale	(15,157)
Sale of mortgage loans purchased for sale	14,876
Increase in principal and interest collections receivable	(10,554)
Increase in interest receivable	(443)
Increase in due from affiliates	(147)
Increase in other assets	(3,829)
Decrease in accounts payable and accrued liabilities	(118)
Increase in income taxes payable	1,653
Increase in payable to affiliates	2,659

Net cash used by operating activities	(13,307)

Cash flows from investing activities:
Net decrease in short-term investment	195,431
Purchases of mortgage-backed securities	(36,898)
Repayments of mortgage-backed securities	18,916
Purchases of mortgage loans	(198,082)
Repayments of mortgage loans	23,901
Sales of mortgage loans	891
Purchases of real estate acquired in settlement of loans	(1,238)
Sales of real estate acquired in settlement of loans	1,634

Net cash provided by investing activities	4,555

Cash flows from financing activities:
Proceeds from sales of securities under agreements to repurchase	31,362
Payment of stock issuance costs—initial exchange listing fees	(150)

Net cash provided by financing activities	31,212

Net increase in cash	22,460
Cash at beginning of period	54

Cash at end of period	$22,514

Supplemental Cash Flow Information:
Non cash investing activities:
Transfer of mortgage loans to real estate acquired in settlement of loans	$13,302
Capitalization of interest in loan modifications	(19)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Basis of Presentation

        PennyMac Mortgage Investment Trust ("PMT" or the "Company") was organized in Maryland on May 18, 2009, and began operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest ("shares"). The Company is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage loans and mortgage-related assets. The Company's investment objective is to maximize the value of the mortgage loans that it acquires, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances, either through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes, or, when necessary, through timely acquisition and liquidation of the property securing the loan. Accordingly, management has concluded that the Company operates as a single segment.

        The Company intends to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to holders of shares.

        The Company is externally managed by an affiliate, PNMAC Capital Management, LLC ("PCM" or the "Manager"), an investment adviser registered with the Securities and Exchange Commission ("SEC") that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 3—Transactions with Related Parties.

        The Company conducts substantially all of its operations, and makes substantially all of its investments, through PennyMac Operating Partnership, L.P. ("Operating Partnership") and its subsidiaries. A wholly-owned subsidiary of the Company is the sole general partner of the Operating Partnership and the Company is the sole limited partner.

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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010. Comparable year information related to the Consolidated Statements of Income and Consolidated Statement of Cash Flows are omitted as the Company began operations on August 4, 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks

        PMT's operations and investing activities are centered in residential real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default. PCM validates information provided by the assets' sellers and obtains updated or additional information where necessary on the mortgage loans and mortgage-related assets it targets for acquisition to evaluate the prospective acquisition's credit risk and establish a purchase bid that reflects PCM's assessment of that risk. Additionally, a significant portion of the nonperforming loans purchased by the Company have been acquired from one major financial institution.

        Through its management agreement with PCM and, where applicable, the loan servicing agreement between its Operating Partnership and an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of proprietary and federally sponsored loan modification programs (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a write down of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

        Because of the Company's investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that more borrowers than anticipated default on their mortgage loans and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

  •
  changes in the overall economy, unemployment and residential real estate values in the markets where the Company's mortgage loans are secured;

  •
  PCM's ability to identify and PLS's ability to execute optimal resolutions of problem mortgage loans;

  •
  the accuracy of borrower representations and PLS's ability to validate borrower capacity to meet the terms of workout agreements;

  •
  PCM's ability to effectively model and develop appropriate model assumptions that properly anticipate future outcomes; and

  •
  the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company's ability to effect cures to distressed loans or foreclose on and liquidate the real estate securing its portfolio of distressed mortgage loans.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        As discussed in Note 3—Transactions with Related Parties, the Company's short-term investment is made in an uninsured institutional money market fund that is managed by a strategic investor in the parent company of PCM and PLS. The fund invests exclusively in first-tier securities as rated by a nationally recognized rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the U.S. Government or its agencies, obligations of foreign banks with operations in the U.S., fully collateralized repurchase agreements and variable and floating rate demand notes.

Note 3—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will pay a termination fee to PCM. PMT pays PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. Both the management and termination fees are more fully described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Annual Report").

        Following is a summary of management fee expense and its related liability recorded by the Company for the periods presented:

	Quarter ended June 30, 2010	Six months ended June 30, 2010
	(in thousands)
Base management fee	$1,202	$2,413
Performance incentive fee	—	—

Total incurred during the period	1,202	2,413
Fee paid during the period	—	(1,169)
Fee outstanding at beginning of period	1,211	1,169

Fee outstanding at end of period	$2,413	$2,413

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

        Under the loan servicing agreement, PLS is also entitled to certain customary market-based fees and charges, including boarding and de-boarding fees, disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS effects a refinancing of a loan on the Company's behalf and not through a third party lender and the resulting loan is readily saleable, PLS is entitled to receive from the Company an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly,

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

when PLS originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to a fee in the same amount. The Company currently participates in HAMP (and other similar mortgage loan modification programs), which establishes standard loan modification guidelines for "at risk" homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the lesser of such modification fee or such incentive payments.

        During the quarter and six months ended June 30, 2010, the Company recorded $250,000 of purchase deposits made on its behalf by PCM. The Company also paid servicing fees to PLS as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates in accordance with the terms of its management agreement. Following is a summary of those expenses for the periods presented:

	Quarter ended June 30, 2010	Six months ended June 30, 2010
	(in thousands)
Loan servicing fees payable to PLS	$540	$623
Reimbursement of expenses incurred on PMT's behalf:
Compensation	81	206
Other	78	349

	159	555
Reimbursement of common overhead incurred by PCM and its affiliates	481	481

	$1,180	$1,659

Payments made during the period	$121	$248

        During the Company's startup period and through the quarter ended March 31, 2010, PCM and its affiliates did not charge the Company for its proportionate share of common overhead expenses. For the quarter ended March 31, 2010, such expenses totaled approximately $500,000. No other charges were waived by PCM during the Company's startup period and through the quarter ended March 31, 2010.

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's initial public offering ("IPO") were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

        Amounts due to affiliates are summarized below as of the dates presented:

	June 30, 2010	December 31, 2009
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	2,413	1,169
Expense and purchase deposit reimbursements	1,543	128

	$6,897	$4,238

        Amounts due from affiliates at June 30, 2010, totaled $147,000 and represent servicing advances relating to the Company's investment loans.

        The Company's short-term investment represents an investment in a liquidity management fund that is managed by BlackRock, Inc., which is a strategic investor in the parent company of PCM and PLS.

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

        The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended June 30, 2010			Six months ended June 30, 2010
	Net income	Shares	Per-share amount	Net income	Shares	Per-share amount
	(in thousands, except per share data)
Basic net income per share	$8,151	16,735	$0.49	$9,405	16,735	$0.56
Effect of dilutive securities—share-based compensation instruments	—	371	(0.01)	—	371	(0.01)

Diluted net income per share	$8,151	17,106	$0.48	$9,405	17,106	$0.55

Note 5—Fair Value

        The Company's financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs. Changes in the fair value of mortgage loans and changes in the fair value of mortgage-

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

backed securities ("MBS") are reported in the Company's statement of income under the caption gains (losses) on investments.

  Fair Value Accounting Elections

        Management identified all of its financial instruments, including short-term investment, mortgage loans, MBS and securities sold under agreements to repurchase to be accounted for at estimated fair value so such changes in fair value will be reflected in earnings as they occur. Fair value accounting more timely reflects the results of the Company's investment performance.

  Fair Value Measurements

        For the quarter and six months ended ended June 30, 2010, the Company recorded in its net investment income $9,994,000 and $11,127,000 of realized and unrealized gains on mortgage loans and $207,000 and $150,000 of realized and unrealized losses on MBS, respectively, under the fair value option. Gains and losses from changes in the estimated fair value of mortgage loans and MBS are included in gains (losses) on investments.

        The following financial statement items are measured at estimated fair value on a recurring basis as of the dates presented:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investment	$18,197	$—	$—	$18,197
Mortgage-backed securities	—	—	103,164	103,164
Mortgage loans	—	289	197,216	197,505

	$18,197	$289	$300,380	$318,866

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$31,362	$31,362

	$—	$—	$31,362	$31,362

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investment	$213,628	$—	$—	$213,628
Mortgage-backed securities	—	—	83,771	83,771
Mortgage loans	—	—	26,046	26,046

	$213,628	$—	$109,817	$323,445

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Most of the mortgage loans and all MBS were measured using Level 3 inputs. The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the periods presented:

	Quarter ended June 30, 2010
	Mortgage loans	Mortgage-backed securities	Total
	(in thousands)
Assets:
Balance, March 31, 2010	$123,464	$76,389	$199,853
Changes in fair value included in results of operations arising from:
Changes in credit quality	2,139	—	2,139
Other factors	7,891	(207)	7,684

	10,030	(207)	9,823
Purchases	96,657	36,484	133,141
Accrual of unearned discounts	—	796	796
Capitalization of accrued interest in loan modifications	19	—	19
Repayments	(19,034)	(10,298)	(29,332)
Transfers of mortgage loans to real estate acquired in settlement of loans	(13,029)	—	(13,029)
Sales	(891)	—	(891)

Balance, June 30, 2010	$197,216	$103,164	$300,380

Changes in gains relating to assets still held at June 30, 2010	$2,118	$(207)	$1,911

Quarter ended June 30, 2010
Securities Sold Under Agreements to Repurchase
(in thousands)
Liabilities:
Balance, March 31, 2010	$—
Changes in fair value included in results of operations	—
Sales of securities under agreements to repurchase	31,362
Repurchases	—

Balance, June 30, 2010	$31,362

Changes in gains relating to liabilities still outstanding at June 30, 2010	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

	Six months ended June 30, 2010
	Mortgage loans	Mortgage-backed securities	Total
	(in thousands)
Assets:
Balance, December 31, 2009	$26,046	$83,771	$109,817
Changes in fair value included in results of operations arising from:
Changes in credit quality	1,628	—	1,628
Other factors	9,535	(150)	9,385

	11,163	(150)	11,013
Purchases	211,864	36,898	248,762
Capitalization of interest in loan modifications	19	—	19
Accrual of unearned discounts	—	1,561	1,561
Repayments	(23,901)	(18,916)	(42,817)
Transfers of mortgage loans to real estate acquired in settlement of loans	(13,302)	—	(13,302)
Sales	(14,673)	—	(14,673)

Balance, June 30, 2010	$197,216	$103,164	$300,380

Changes in gains relating to assets still held at June 30, 2010	$1,442	$(150)	$1,292

Six months ended June 30, 2010
Securities Sold Under Agreements to Repurchase
(in thousands)
Liabilities:
Balance, December 31, 2009	$—
Changes in fair value included in results of operations	—
Sales of securities under agreements to repurchase	31,362
Repurchases	—

Balance, June 30, 2010	$31,362

Changes in gains relating to liabilities still outstanding at June 30, 2010	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	June 30, 2010
	Fair value	Unpaid principal balance	Fair value over (under) unpaid principal balance
	(in thousands)
Current through 89 days delinquent	$49,859	$80,478	$(30,619)
90 or more days delinquent	147,646	272,556	(124,910)

	$197,505	$353,034	$(155,529)

	December 31, 2009
	Fair Value	Unpaid principal balance	Fair value over (under) unpaid principal balance
	(in thousands)
Current through 89 days delinquent	$26,046	$40,071	$(14,025)
90 or more days delinquent	—	—	—

	$26,046	$40,071	$(14,025)

        The Company measures its investment in real estate acquired in settlement of loans at estimated fair value on a nonrecurring basis. Such assets are measured based on their estimated fair values upon initial recognition and when the Company's subsequent fair value estimate is less than the value recorded upon initial recognition. At June 30, 2010, the Company carried $13,241,000 of real estate acquired in settlement of loans on its Consolidated Balance Sheet. There was no real estate acquired in settlement of loans at December 31, 2009.

        During the quarter and six months ended June 30, 2010, mortgage loans with a fair value of $13,302,000 were transferred to real estate acquired in settlement of loans. The fair value of the real estate acquired in settlement of loans is initially established as the fair value of the real estate less estimated costs to sell as of the date of transfer. Any ensuing change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in results of real estate acquired in settlement of loans. Real estate acquired in settlement of loans with a fair value of $748,000 was remeasured at fair value and losses totaling $206,000 were recognized in results of real estate acquired in settlement of loans for the quarter and six months ended June 30, 2010.

  Valuation Techniques

        The following describes the methods used in estimating the fair values of Level 3 financial statement items:

  Mortgage-Backed Securities

        Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received as of June 30, 2010, PCM's Capital Markets staff reviewed, and its senior management Valuation Committee reviewed and approved, the securities' values. PCM's review is for the purpose of

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

evaluating the reasonableness of the broker's indication of value and may result in the broker modifying its indications of value. PCM does not intend to adjust its fair value estimates to amounts different from the broker's indications of value.

  Mortgage Loans

        Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing. Fair value is estimated for mortgage loans that are not saleable into active markets using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Mortgage loans which are saleable into active markets are valued at their quoted market price or market price equivalent.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed mortgage loans or non-Agency, non-conforming mortgage loans, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured based on its fair value on a nonrecurring basis. Fair value of real estate acquired in settlement of loans is determined by management based on a current estimate of value which is based on a broker's price opinion or a full appraisal.

  Securities Sold Under Agreements to Repurchase

        Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the securities' short maturities.

Note 6—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows for the dates presented:

	June 30, 2010
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated
	(in thousands)
Security collateral type:
Non-Agency subprime	$67,407	$864	$7,064	$3,242	$4,495	$46,930	$4,812
Non-Agency Alt-A	21,412	755	7,278	—	557	12,822	—
Non-Agency prime jumbo	14,345	—	12,836	—	—	1,509	—

	$103,164	$1,619	$27,178	$3,242	$5,052	$61,261	$4,812

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Mortgage-Backed Securities at Fair Value (Continued)

	December 31, 2009
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated
	(in thousands)
Security collateral type:
Non-Agency subprime	$39,522	$1,910	$8,085	$8,704	$3,151	$12,620	$5,052
Non-Agency Alt-A	27,060	9,022	—	—	1,071	16,967	—
Non-Agency prime jumbo	17,189	—	14,737	—	—	2,452	—

	$83,771	$10,932	$22,822	$8,704	$4,222	$32,039	$5,052

        At June 30, 2010, the Company had pledged $36.5 million of MBS to secure securities sold under agreements to repurchase. No securities were pledged at December 31, 2009.

Note 7—Mortgage Loans

        Following is a summary of the distribution of the Company's mortgage loans as of the dates presented:

	June 30, 2010			December 31, 2009
Loan Type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Held for sale	$289	0%	4.38%	$—	0%
Held for investment:
Nonperforming loans	147,646	75%	6.61%	—	0%
Performing loans:
Fixed	36,055	18%	7.20%	24,533	94%	8.15%
ARM/Hybrid	13,450	7%	4.72%	1,454	6%	7.89%
Balloon	65	0%	9.94%	59	0%	9.94%

	49,570	25%	6.46%	26,046	100%	8.14%

	$197,505	100%		$26,046	100%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in real estate acquired in settlement of loans for the periods presented:

	Quarter ended June 30, 2010	Six months ended June 30, 2010
	(in thousands)
Balance at beginning of period	$1,511	$—
Purchases	—	1,238
Transfers from mortgage loans	13,029	13,302
Valuation adjustments	335	335
Sales	(1,634)	(1,634)

Balance at June 30, 2010	$13,241	$13,241

Note 9—Securities Sold Under Agreements to Repurchase

        On June 30, 2010, the Company entered into a financing arrangement to sell securities under agreements to repurchase. The repurchase agreements were collateralized by MBS and matured and were refinanced on July 21, 2010. All securities underlying repurchase agreements are held by the buyer. The repurchase agreement bears interest at the one-month London Inter-Bank Offered Rate plus 75 basis points, or 1.10% at June 30, 2010. All agreements are to repurchase the same or substantially identical securities. The MBS securing the repurchase agreement had a fair value totaling $36.5 million at June 30, 2010.

Note 10—Shareholders' Equity

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during the 24-quarter period, the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount.

        If this requirement is not satisfied by the end of such 24-quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 11—Share-Based Compensation Plan

        The Company's equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award. Restricted share units have been awarded to trustees and officers of the Company and to employees of affiliated

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Share-Based Compensation Plan (Continued)

entities at no cost to the grantees. Such awards generally vest over a one- to four-year period. Expense relating to awards is recorded in compensation.

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended June 30, 2010	Six months ended June 30, 2010
	(In thousands, except share data)
Number of shares:
Outstanding at beginning of period	374,690	374,810
Granted	1,600	23,600
Vested	—	—
Canceled	(5,080)	(27,200)

Outstanding at end of period	371,210	371,210

Expense recorded during the period relating to:
Employees of PCM and PLS	$355	$646
Trustees and officers of the Company	288	575

	$643	$1,221

At June 30, 2010:
Weighted average grant date fair value per share	$8.74

Shares available for future awards (1)	997,312

(1)
Based on shares outstanding as of June 30, 2010. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

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

        The Company intends to continue to operate in a manner that allows it to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Income Taxes (Continued)

complex. If the Company were to fail to meet these requirements, the Company could be subject to federal and state income tax on some or all of its consolidated income.

        At December 31, 2009, the Company's TRS had tax net operating loss carry-forwards of approximately $106,000, expiring in 2029. The Company ascribed a full valuation allowance to its net deferred tax assets due to the uncertainty in forecasting future TRS taxable income. As the projected income for 2010 indicated the loss carryover would be utilized in 2010, the valuation allowance was reversed during the quarter ended March 31, 2010.

        Following is a summary of income tax expense for the periods presented:

	Quarter ended June 30, 2010	Six months ended June 30, 2010
	(in thousands)
Current expense	$1,912	$2,084
Deferred expense	—	—
Reversal of valuation allowance	—	(45)

	$1,912	$2,039

        Following is a reconciliation of income tax expense at statutory rates to the income tax expense at the Company's effective rate:

	Quarter ended June 30, 2010		Six months ended June 30, 2010
	Amount	Rate	Amount	Rate
	(in thousands)
Federal income tax expense at statutory tax rate	$3,523	35.0%	$4,006	35.0%
Effect of non-taxable REIT income	(2,000)	(19.9)%	(2,340)	(20.5)%
State income taxes, net of federal benefit	320	3.2%	349	3.1%
Other	69	0.7%	69	0.6%
Reversal of valuation allowance	—	0.0%	(45)	(0.4)%

Provision for income taxes and effective tax rate	$1,912	19.0%	$2,039	17.8%

Note 13—Recently Issued Accounting Pronouncements

        In January 2010, the FASB issued an Accounting Standards Update ("ASU"), ASU 2010-06 to the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification. The ASU requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities. The ASU also clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. The requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value estimates. Those

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13—Recently Issued Accounting Pronouncements (Continued)

disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material effect on the Company's financial statements.

Note 14—Commitments and Contingencies

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2010, we were not involved in any such claims or legal proceedings.

Note 15—Subsequent Events

        After June 30, 2010, through August 4, 2010, the Company acquired $34.8 million and $8.6 million in fair value of mortgage loans and MBS, respectively, and committed to acquire $35.7 million in fair value of mortgage loans.

        During July of 2010, the Company financed additional MBS under agreements to repurchase and refinanced existing agreements to repurchase with a fair value totaling $38.1 million.

        On August 3, 2010, the Company's Board of Trustees declared a cash distribution of $0.35 per share payable on August 31, 2010 to holders of record of the Company's shares as of August 16, 2010.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        As used in this Report, references to "we," "our," "the Company" and "PMT" refer to PennyMac Mortgage Investment Trust and its consolidated subsidiaries unless otherwise indicated. This discussion includes forward-looking statements concerning future events and performance of the Company, which are subject to certain risks and uncertainties as discussed below under Factors That May Affect Our Future Results.

Overview

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A significant portion of the nonperforming loans purchased in 2010 have been acquired from one major financial institution.

        We seek to maximize the value of the mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as HAMP), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation:

  •
  acquisition and sale or securitization of mortgage loans in a conduit capacity between originators of mortgage loans and the MBS markets. Changes in the mortgage market have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans into securitizations. We believe these changes provide us with the opportunity to act as a conduit between these loan originators and the securitization markets.

  •
  acquisition of REIT-eligible MBS. We believe that the recent dislocations of the residential mortgage markets have disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans.

  •
  underwriting and funding of mortgage loans sourced by mortgage loan brokers and other financial intermediaries.

  •
  providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our conduit capacity more attractive to lenders from which we acquire newly originated loans.

  •
  acquisition of mortgage servicing rights ("MSRs"). We believe that opportunities exist to acquire mortgage servicing rights from liquidating and other institutions. We also believe that MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of PLS to improve the asset's value.

  •
  acquisition of distressed loans or residential real estate. For example, we believe that opportunities exist to acquire condominium development loans at a discount, finance the completion of the project and design and deliver complete condominium financing solutions. This solution creates the opportunity to effectively repackage distressed developer loans into high quality residential loans.

        We are externally managed by PCM, an investment adviser that specializes in, and focuses on, residential mortgage loans.

        The Company conducts substantially all of its operations, and makes substantially all of its investments, through the Operating Partnership and its subsidiaries. A wholly-owned subsidiary of the Company is the sole general partner of the Operating Partnership and the Company is the sole limited partner.

        We intend to qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of the Company's activities are conducted in a taxable REIT subsidiary, which is subject to corporate federal and state income taxes. Accordingly, the Company has made a provision for income taxes with respect to the operations of its taxable REIT subsidiary. We expect that the effective rate for the provisions for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to the Company as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its slow transition out of recession, with economic data providing mixed reports on the economic recovery. During the first quarter of 2010, the U.S. gross domestic product expanded at a 2.7% annual rate compared to expectations of a 3% annual rate and to the prior quarter's 5.6% annual rate. First time homebuyers continue to participate actively in the real estate market, accounting for 43% of all home sales in June 2010. First time homebuyer participation appears to reflect the extension of the first-time homebuyer tax credit that expired in April 2010 but is applicable to sales that were committed by that date and close on or before September 30, 2010.

        Offsetting these positive indicators are a June 2010 unemployment rate of 9.5% that is high by recent historical standards, continued increases in the level of foreclosure filings and continuing distress in the banking industry. During the second quarter of 2010, 45 depository institutions were seized, compared to 41 depository institutions in the first quarter. 140 institutions were seized in all of 2009. As of March 31, 2010, the most recent date for which problem bank information is available, the number of problem banks as identified by the FDIC increased to 775 from 702 at December 31, 2009. On March 31, 2010, the Federal Reserve concluded its program to purchase $1.25 trillion of MBS. The Federal Reserve's withdrawal from the MBS market has not had a significant negative effect on mortgage interest rates. 30-year mortgage interest rates declined from 5.08% for the week ended April 1, 2010 to 4.58% for the week ended July 1, 2010 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey).

        We believe that the present state of the mortgage market allows us unique, current opportunities to acquire distressed mortgage loans and mortgage-related assets at significant discounts to their unpaid principal balances. Our Manager continues to see substantial volumes of nonperforming residential mortgage loan sales by a limited number of sellers, but very few sales of performing loans. During the quarter ended June 30, 2010 we made acquisitions of MBS totaling $36.5 million and distressed mortgage loans, primarily from one seller, totaling $96.7 million and have committed to purchase an additional $35.7 million, of mortgage loans. Our pending acquisition of mortgage loans is subject to changes in the loans allocated to us by PCM, continuing due diligence and customary closing conditions. There can be no assurance that we will complete the acquisition of all of the loans subject to the commitment or that the acquisition will be completed at all. After June 30, 2010 and through August 4, 2010, we acquired an additional $34.8 million of mortgage loans and $8.6 million of MBS. We continue to expect that our mortgage loan portfolio may grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of mortgage loans, and the timing and extent of our success in acquiring such mortgage loans cannot be predicted.

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for sale to a government-sponsored entity ("GSE") such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and the Government National Mortgage Association ("Ginnie Mae") (Freddie Mac, Fannie Mae and Ginnie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). To the extent market conditions improve, these opportunities could also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. Beginning in the quarter ended June 30, 2010, our Manager made its initial acquisition on our behalf of $1.4 million of newly originated mortgage loans.

        We benefit from PCM's analytical and portfolio management expertise and technology in evaluating these investment opportunities. Furthermore, we seek to maximize the value of the mortgage loans we acquire using PCM's proprietary portfolio strategy techniques to identify the appropriate approach for each loan and, through the workout oriented servicing platform of PLS, offer borrowers alternatives, including, where appropriate, the modification of the terms and conditions of loans in a manner that reflects the borrowers' financial condition and residential property values. Mortgage loans may become re-performing through effective modification, restructuring and other techniques, and the mortgage loans subsequently may be monetized through a variety of disposition strategies. When we are unable to effect a cure for a mortgage delinquency, as is the case with a significant percentage of nonperforming loans, our objective is to effect timely acquisition and/or liquidation of the property securing the loan.

Results of Operations for the Quarter Ended June 30, 2010

        The following is a summary of our key performance measures for the quarter ended June 30, 2010:

(in thousands, except per share data)
Net investment income	$13,324
Net income	$8,151
Diluted earnings per share	$0.48
Distributions per share:
Declared	$—
Paid	$—
Total assets at period end	$370,478

        During the quarter ended June 30, 2010, we recorded net income of $8.2 million, or 48 cents per diluted share. Our net income reflects net gains on our investments totaling $9.8 million, including $2.9 million of valuation gains, supplemented by $3.2 million interest income, as well as gains on real estate operations of $335,000. Our net income includes a provision of $481,000 for recovery by PCM of common overhead expenses as provided in PMT's management agreement with PCM. During the previous quarter, PCM management waived recovery of common overhead costs that approximated $500,000, and had previously waived recovery of these expenses during the startup of our operations. We expect PCM will no longer waive these expenses.

Asset Acquisitions

        During the quarter ended June 30, 2010, we made acquisitions of mortgage loans for investment and MBS with fair values of $96.7 million and $36.5 million, respectively. These acquisitions were financed primarily with the proceeds from our IPO, supplemented with $31.4 million of proceeds from the sale of securities under agreements to repurchase. As of June 30, 2010, we also had commitments outstanding to purchase mortgage loans totaling $35.7 million.

        The mortgage loans acquired for investment during the quarter had unpaid principal balances on the purchase dates totaling $196.9 million and purchase discounts totaling $98.8 million. Over 90% of the loans were nonperforming. Approximately two-thirds of the loans had FICO scores at origination below 700. Approximately 36% of the mortgage loans acquired during the quarter are secured by California real estate.

Net Investment Income

        During the quarter ended June 30, 2010, we recorded net investment income totaling $13.3 million, comprised primarily of realized and unrealized gains (losses) on investments and interest income as shown below:

	Investment income
	Interest
	Coupon	Discount accrual	Total interest	Realized and unrealized gains (losses)	Total	Average balance	Annualized interest %(1)
	(dollars in thousands)
Short-term money market investment	$22	$—	$22	$—	$22	$64,353	0.14%
Mortgage-backed securities:
Non-Agency Alt-A	303	265	568	(127)	441	23,026	9.76%
Non-Agency subprime	45	536	581	(268)	313	34,265	6.71%
Non-Agency prime jumbo	123	(5)	118	188	306	15,367	3.02%

	471	796	1,267	(207)	1,060	72,658	6.90%

Mortgage loans	1,912	—	1,912	9,994	11,906	181,340	4.17%

	$2,405	$796	$3,201	$9,787	$12,988	$318,351	3.98%

(1)
Annualized interest excludes realized and unrealized gains (losses).

        The realized and unrealized gains on mortgage loans for the quarter ended June 30, 2010 is summarized below:

(in thousands)
Changes reflected in loans' carrying values:
Payoffs	$6,789
Valuation changes	3,104
Sales	101

$9,994

        The change in fair value arising from loan payoffs results from our collection of loan balances at levels higher than our allocated purchase price for such loans, including our acceptance of short payoffs

(generally payoffs arising from sales by the borrower of the property securing our loan for less than the amount owing and our acceptance of a reduced payoff in order to resolve the loan) and full payoffs. The valuation changes recognized in our portfolio were primarily the result of real estate values underlying our loans performing better than the projections underlying our initial acquisition. We also realized gains on sales of mortgage loans.

        During the quarter ended June 30, 2010, we recognized annualized interest of 4.17% on our portfolio of mortgage loans. However, at June 30, 2010, approximately 75% of our portfolio of mortgages was nonperforming. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans. The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs or to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, which may extend the liquidation process. At June 30, 2010, we held $147.6 million in fair value of nonperforming loans and $13.2 million in carrying value of real estate acquired in settlement of loans.

        During the quarter ended June 30, 2010, we also earned an annualized interest yield of approximately 6.90% on our portfolio of MBS. We acquired our current portfolio of MBS as a short-term investment to enhance the yield we earn on our investments pending reinvestment of the proceeds of our initial equity offerings into our targeted asset classes. Accordingly, this portfolio is comprised of currently cash flowing senior priority securities with an estimated average remaining life of approximately 0.9 years.

Results of Operations for the Six Months Ended June 30, 2010

        The following is a summary of our key performance measures for the six months ended June 30, 2010:

(in thousands, except per share data)
Net investment income	$17,093
Net income	$9,405
Diluted earnings per share	$0.55
Distributions per share:
Declared	$—
Paid	$—
Total assets at period end	$370,478

        During the six months ended June 30, 2010, we recorded net income of $9.4 million, or 55 cents per diluted share. Our net investment income reflects net gains on our investments totaling $11.0 million, including $4.1 million of valuation gains, supplemented by interest income. Our net income for the period includes a provision of $481,000 for recovery by PCM of common overhead expenses pertaining to the second quarter of 2010 allowable under PMT's management agreement with PCM. For the first quarter of 2010, PCM management waived recovery of common overhead expenses approximating $500,000. PCM previously waived recovery of these costs during the startup of our operations. We expect PCM will no longer waive these expenses.

 Asset Acquisitions

        During the six months ended June 30, 2010, we made acquisitions of mortgage loans, real estate acquired in settlement of loans and MBS with fair values of $213.2 million, $1.2 million and $36.9 million, respectively. During the period, we also substantially completed the reinvestment of our short-term money market investment into mortgage loans and MBS.

        The mortgage loans acquired during the six months ended June 30, 2010 had unpaid principal balances on the purchase dates totaling $404.4 million and purchase discounts totaling $191.2 million. The loans were primarily nonperforming with approximately 80% of the loans having FICO scores at origination below 700. Approximately 28% of the mortgage loans acquired during the six months ended June 30, 2010 are secured by California real estate.

Net Investment Income

        During the six months ended June 30, 2010, we recorded net investment income totaling $17.1 million, comprised primarily of realized and unrealized gains (losses) on investments of $11.0 million, supplemented by $5.8 million of interest income, as well as gains on real estate operations of $335,000.

        Net investment income on financial instruments during the period is shown below:

	Interest income
	Coupon	Discount accrual	Total	Realized and unrealized gains (losses)	Total revenue	Average balance	Annualized interest %(1)
	(dollars in thousands)
Short-term money market investment	$67	$—	$67	$—	$67	$119,603	0.11%
Mortgage-backed securities:
Non-Agency Alt-A	645	418	1,063	(10)	1,053	24,477	8.64%
Non-Agency subprime	79	1,131	1,210	(298)	912	36,137	6.66%
Non-Agency prime jumbo	266	12	278	158	436	16,277	3.40%

Total mortgage-backed securities	990	1,561	2,551	(150)	2,401	76,891	6.60%

Mortgage loans	3,162	—	3,162	11,127	14,289	121,375	5.18%

	$4,219	$1,561	$5,780	$10,977	$16,757	$317,869	3.62%

(1)
Annualized interest yield excludes realized and unrealized gains (losses).

        Realized and unrealized gains on mortgage loans for the period is summarized below:

(in thousands)
Changes reflected in loans' carrying values:
Payoffs	$6,789
Valuation changes	4,237
Sales	101

$11,127

        The change in fair value arising from loan payoffs results from our collection of loan balances at levels higher than our purchase price for such loans, including our acceptance of short payoffs (generally payoffs arising from sales by the borrower of the property securing our loan for less than the amount owing and our acceptance of a reduced payoff in order to resolve the loan) and full payoffs. We also realized gains on sales of mortgage loans. The valuation changes recognized in our portfolio were primarily the result of real estate values underlying our loans performing better than the projections underlying our initial acquisition.

        During the six months ended June 30, 2010, we recognized annualized interest of 5.18% on our portfolio of mortgage loans. However, at June 30, 2010, approximately 75% of our portfolio of mortgages was nonperforming. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans. The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs or to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, which may extend the liquidation process. At June 30, 2010, we held $147.6 million in fair value of nonperforming loans and $13.2 million in carrying value of real estate acquired in settlement of loans.

        During the six months ended June 30, 2010, we also earned an annualized interest yield of approximately 6.60% on our portfolio of MBS. We acquired our current portfolio of MBS as a short-term investment to enhance the yield we earn on our investments pending reinvestment of the proceeds of our initial equity offerings into our targeted asset classes. Accordingly, this portfolio is comprised of currently cash flowing senior priority securities with an average remaining life of approximately 0.9 years.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency Alt-A, subprime and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 0.9 years. We acquired these securities to provide a higher yield than we earn with our short-term money market investment pending reinvestment in suitable pools of mortgage loans or mortgage-related assets.

        The following is a summary of our portfolio of MBS as of the dates presented:

	June 30, 2010					December 31, 2009
			Average					Average
	Fair value	Principal	Life (years)	Coupon	Yield	Fair value	Principal	Life (years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency subprime	$67,407	$69,971	0.70	0.44%	6.56%	$39,522	$41,944	0.82	0.37%	9.08%
Non-Agency Alt-A	21,412	22,359	1.30	5.22%	8.87%	27,060	28,416	1.57	5.13%	9.08%
Non-Agency prime jumbo	14,345	14,438	1.27	3.22%	3.70%	17,189	17,452	1.42	3.43%	4.34%

	$103,164	$106,768	0.90	1.82%	6.64%	$83,771	$87,812	1.18	2.52%	8.11%

        At December 31, 2009, our mortgage loan portfolio had no nonperforming loans. Because of our acquisitions during the six months ended June 30, 2010, 75% of our mortgage loan portfolio is now comprised of nonperforming loans.

        At June 30, 2010, our portfolio of mortgage loans included mortgage loans held for sale and mortgage loans held for investment as summarized below:

June 30, 2010
(in thousands)
Mortgage loans:
Held for sale	$289
Held for investment	197,216

$197,505

        Following is a summary of the distribution of our mortgage loans held for investment at June 30, 2010:

	Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollar amounts in thousands)
ARM/Hybrid	$13,450	7%	4.72%	$93,084	47%	6.26%
Fixed	36,055	18%	7.20%	53,216	27%	7.21%
Balloon	65	0%	9.94%	1,163	1%	8.19%
Interest rate step-up	—	0%		183	0%	6.73%

	$49,570	25%	6.46%	$147,646	75%	6.61%

	Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate
1st lien	$49,570	25%	6.46%	$147,646	75%	6.61%
2nd lien	—	0%		—	0%

	$49,570	25%	6.46%	$147,646	75%	6.61%

	Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Owner occupied	$42,511	21%	6.42%	$109,247	55%	6.53%
Investment property	7,059	4%	6.68%	38,262	20%	6.79%
Other	—	0%		137	0%	7.42%

	$49,570	25%	6.46%	$147,646	75%	6.61%

	Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 12 months	$—	0%		$—	0%
12 - 35 months	19,772	10%	7.65%	27,703	14%	6.85%
36 - 59 months	18,057	9%	5.74%	72,460	37%	6.65%
60 months or more	11,741	6%	5.73%	47,483	24%	6.30%

	$49,570	25%	6.46%	$147,646	75%	6.61%

	Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 600	$23,322	12%	6.10%	$71,065	36%	6.86%
600 - 649	11,823	6%	6.95%	20,118	10%	6.89%
650 - 699	9,105	4%	6.88%	24,462	13%	6.22%
700 - 749	3,929	2%	6.07%	22,104	11%	6.35%
750 or greater	1,391	1%	6.76%	9,897	5%	5.90%

	$49,570	25%	6.46%	$147,646	75%	6.61%

	Performing Loans			Nonperforming Loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 80%	$11,411	6%	6.30%	$23,652	12%	6.58%
80% - 99.99%	8,870	4%	7.61%	29,195	15%	6.31%
100% - 119.99%	11,288	6%	6.64%	38,842	20%	6.44%
120% or greater	18,001	9%	6.06%	55,957	28%	6.76%

	$49,570	25%	6.46%	$147,646	75%	6.61%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate
California	$7,136	4%	4.74%	$43,212	22%	5.84%
Florida	2,441	1%	6.55%	16,466	8%	6.81%
New York	3,204	1%	6.46%	10,293	5%	7.10%
Illinois	3,475	2%	6.94%	7,640	4%	6.72%
New Jersey	1,211	1%	7.26%	7,290	4%	6.41%
Texas	3,553	2%	7.22%	3,098	2%	7.77%
Other	28,550	14%	6.83%	59,647	30%	6.95%

	$49,570	25%	6.46%	$147,646	75%	6.61%

	Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Current	$36,536	19%	6.56%	$—	0%
30 days delinquent	6,248	3%	5.83%	—	0%
60 days delinquent	6,786	3%	6.55%	—	0%
90 days or more delinquent	—	0%		75,754	38%	6.38%
In foreclosure	—	0%		71,892	37%	6.83%

	$49,570	25%	6.46%	$147,646	75%	6.61%

        Following is a summary of the distribution of our mortgage loan holdings, all of which were considered performing loans, at December 31, 2009:

Loan type	Fair value	% total	Average note rate
	(dollar amounts in thousands)
Fixed	$24,533	94%	8.15%
ARM/Hybrid	1,454	6%	7.89%
Balloon	59	0%	9.94%

	$26,046	100%	8.14%

Lien position	Fair value	% total	Average note rate
1st lien	$26,046	100%	8.14%
2nd lien	—	0%

	$26,046	100%	8.14%

Occupancy	Fair value	% total	Average note rate
Owner occupied	$21,890	84%	8.10%
Investment property	4,156	16%	8.32%
Second property	—	0%

	$26,046	100%	8.14%

Loan age	Fair value	% total	Average note rate
Less than 12 months	$121	0%	5.54%
12 - 35 months	25,466	98%	8.15%
36 - 60 months	459	2%	8.13%

	$26,046	100%	8.14%

Origination FICO score	Fair value	% total	Average note rate
Less than 600	$8,174	31%	8.58%
600 - 649	8,702	33%	8.23%
650 - 699	6,111	24%	7.88%
700 - 749	2,260	9%	7.12%
750 or greater	799	3%	6.77%

	$26,046	100%	8.14%

Current loan-to-value(1)	Fair value	% total	Average note rate
Less than 80%	$3,587	14%	7.96%
80% - 99.99%	5,401	21%	8.37%
100% - 119.99%	6,669	25%	8.19%
120% or greater	10,389	40%	8.07%

	$26,046	100%	8.14%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

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

Cash Flows

        Our cash flows resulted in a net increase in cash of $22.5 million during the six months ended June 30, 2010. The positive cash flows arose primarily due to cash provided by financing activities exceeding cash used by operating activities. Cash used by operating activities totaled $13.3 million during the six months ended June 30, 2010. This use of cash was primarily due to unrealized gains on mortgage loans of $4.2 million and an increase in principal and interest collections receivable of $10.6 million.

        Net cash provided by investing activities was $4.6 million for the six months ended June 30, 2010. While the net cash flows attributable to investing activities was not substantial, the cash flows reflect a redistribution of investments from our short-term investment to our targeted asset classes of mortgage loans and MBS. The Company purchased mortgage loans, real estate acquired in settlement of loans and MBS with fair values of $198.1 million, $1.2 million and $36.9 million, respectively, during the six-month period. Approximately 51% of the Company's investments were nonperforming assets as of June 30, 2010. Nonperforming assets include mortgage loans delinquent 90 or more days and real estate acquired in settlement of loans. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets.

        Net cash provided by financing activities was $31.2 million for the six months ended June 30, 2010. These funds were procured to finance the acquisition of MBS. As discussed below in Liquidity and Capital Resources, our Manager has invested nearly all of the remaining proceeds from our initial equity offerings. The sale of securities under agreements to repurchase represents one of our Manager's strategies targeted at expanding our investing capacity. Our Manager is evaluating and pursuing additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities.

        Because of the acquisitions made by our Manager, we have committed most of the equity we raised in our August 4, 2009 offerings during the six months ended June 30, 2010 and continuing through the date of this Report. Our acquisition activity and pending acquisitions through the date of this Report are summarized below:

(in thousands)
Acquisitions through December 31, 2009	$119,095
Purchases during the six months ended June 30, 2010:
Mortgage loans, net of subsequent sales(1)	198,082
Mortgage-backed securities	36,898
Real estate acquired in settlement of loans	1,238

Total acquisitions through June 30, 2010	355,313
Acquisitions completed after June 30, 2010	43,400
Commitments made after June 30, 2010(2)	35,700

Total investments committed through the date of this Report	$434,413

(1)
Amount excludes mortgage loans purchased for subsequent sale.

(2)
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

        Because of these acquisitions, we have deployed substantially all of the equity we raised in our August 4, 2009 offerings. We have financed most of our acquisitions of MBS during the six months ended June 30, 2010 through sales of securities under agreements to repurchase. Our Manager is exploring a variety of additional means of financing our continued growth, including debt financing through bank lines of credit, additional repurchase agreements, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be undertaken at all and, if so, whether they will be successful.

 Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of the date of this Report, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of the date of this Report, our on-balance sheet contractual obligations are limited to $31.4 million of agreements to repurchase securities sold. These agreements matured on July 21, 2010 and are described in Note 9 Securities Sold Under Agreements to Repurchase in the accompanying financial statements.

        As of the date of this Report, we have outstanding commitments to purchase mortgage loans totaling $35.7 million.

        We also have contractual agreements in the form of the management agreement, the loan servicing agreement, the indemnification agreements with our executive officers and trustees, our equity incentive plan, the registration rights agreement with the purchasers in our concurrent offering, and the conditional payment of the underwriting discount and the related reimbursement to PCM. These arrangements are discussed in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption Contractual Obligations of our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we will be exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. During the six month period ended June 30, 2010, we invested a substantial portion of our investable funds into nonperforming loans. These investments significantly changed the risk profile of our invested assets.

        Due to the change in risk profile of our mortgage loan portfolio, we shifted the way we measure fair value sensitivity for our investment in mortgage loans from an approach that emphasizes fair value sensitivity to changes in interest rates to an approach that emphasizes fair value sensitivity to changes in real estate values. Our mortgage loan investment portfolio previously was comprised of performing mortgage loans. Our mortgage loan acquisitions during the six month period ended June 30, 2010, included approximately 85% nonperforming loans (i.e. mortgage loans delinquent 90 days or more). Accordingly, we have determined that our mortgage loan portfolio is now more sensitive to changes in the values of the real estate underlying the mortgage loans than to changes in interest rates. Generally, in a real estate market where values are rising or are expected to rise, the fair value of our mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, mortgage loan values would be expected to decrease.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of June 30, 2010, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$174,563	$182,380	$190,041	$204,731	$211,720	$218,465
Change in fair value:
$	$(22,943)	$(15,126)	$(7,464)	$7,225	$14,214	$20,959
%	-11.62%	-7.66%	-3.78%	3.66%	7.20%	10.61%

        We believe that our current investments in MBS remain generally sensitive to changes in interest rates due to our present portfolio of investments in MBS being comprised of senior tranche presently cash flowing bonds with short maturities. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase. However, beginning with this Report, we now evaluate the effect of interest rate shifts on bond valuations using a "constant yield" assumption rather than a "constant spread" assumption. These approaches differ in that, with a "constant spread" assumption, the spread to the discount curve in the base case is kept constant across interest rate scenarios, affecting both the projected cashflows and the implied return requirement of investors; with a "constant yield" assumption, the total yield of the bond is kept constant in the valuations across interest rate scenarios while projected cashflows change.

        Although the "constant spread" assumption is typically used for scenario valuation of mortgage and other interest-rate-sensitive assets in non-distressed environments, a "constant yield" assumption is more appropriate for distressed assets given the nature of the return requirements of investors in those assets, and the recent observed sensitivities of non-Agency mortgage bonds to shifts in "risk-free" interest rates. This approach is also consistent with the approach used by our Manager to evaluate valuation sensitivity for similar instruments in other investment vehicles that it manages.

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of June 30, 2010, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
Fair value	$102,953	$102,938	$103,003	$103,352	$103,252	$103,139
Change in fair value:
$	$(212)	$(226)	$(162)	$187	$88	$(25)
%	-0.21%	-0.22%	-0.16%	0.18%	0.09%	-0.02%

        The following table summarizes the estimated change in fair value of our mortgage loans and MBS as of December 31, 2009, given selected hypothetical (instantaneous) parallel shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(in thousands)
Change in fair value:
Mortgage-backed securities(1)	$(117)	$(209)	$(150)	$169	$355	$732
Mortgage loans	(18)	22	14	(17)	(21)	8

(1)
Restated to reflect the "constant yield" of evaluating interest rate sensitivity.

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

Accounting Developments

        In January 2010, the FASB issued ASU 2010-06 to the Fair Value Measurements and Disclosure of the Accounting Standards Codification. The ASU requires additional disclosures about the transfers of classifications among the fair value classification levels and the reasons for those changes and separate presentation of purchases, sales, issuances and settlements in the presentation of the roll forward of Level 3 assets and liabilities. The ASU also clarifies disclosure requirements relating to the level of disaggregation of disclosures relating to classes of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value estimates for Level 2 or Level 3 assets and liabilities. The requirements of the ASU are effective for interim and annual disclosures for interim and annual reporting periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value estimates. Those disclosures are effective for interim and annual reporting periods for fiscal years beginning after December 15, 2010. The adoption of this ASU did not have a material effect on the Company's financial statements.

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

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item IA. of Part II hereof and Item 1A. "Risk Factors" in our Annual Report.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item, the information set forth on pages 32 to 33 of this Report is incorporated herein by reference.

Item 4.    Controls and Procedures

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

Internal Control over Financial Reporting

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2010, we were not involved in any such legal proceedings.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report except for the addition of the following risk factor:

The taxable mortgage pool, or TMP, rules may increase the taxes that we or our shareholders may incur, and may limit the manner in which we effect future securitizations.

        Certain of our securitizations in the future, if any, may be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a "qualified REIT subsidiary." The requirement that a TMP be wholly owned by a REIT to be a qualified REIT subsidiary means that we would be precluded from holding equity interests in such a TMP through our operating partnership if the TMP were a U.S. entity that would be subject to taxation as a domestic corporation, unless our operating partnership itself formed another subsidiary REIT to own the TMP.

        In the case of such wholly REIT owned TMPs, certain categories of our shareholders, such as foreign shareholders otherwise eligible for treaty benefits, shareholders with net operating losses, and tax exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income received from us that is attributable to the TMP or "excess inclusion income." In addition, to the extent that our shares are owned in record name by tax exempt "disqualified organizations," such as certain government related entities that are not subject to tax on unrelated business income, we may incur a corporate level tax on our allocable portion of excess inclusion income from such a wholly REIT owned TMP. In that case and to the extent feasible, we may reduce the amount of our distributions to any disqualified organization whose share ownership gave rise to the tax, or we may bear such tax as a general corporate expense. To the extent that our shares owned by disqualified organizations are held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the shares held by the broker/dealer or other nominee on behalf of disqualified organizations. While we intend to attempt to minimize the portion of our distributions that is subject to these rules, the law is unclear concerning computation of excess inclusion income, and its amount could be significant.

        In the case of any TMP that would be taxable as a domestic corporation if it were not wholly REIT owned, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. This marketing limitation may prevent us from selling more junior or non investment grade debt securities in such securitizations and maximizing our proceeds realized in those offerings.

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

        From the completion of these offerings through June 30, 2010, we purchased $129.9 million of MBS, $225.5 million of mortgage loans and $1.2 million of real estate acquired in settlement of loans. During the period from June 30, 2010 through the date of this Report, we acquired an additional $34.8 million of mortgage loans and $8.6 million of MBS, and PCM has committed to additional purchases of mortgage loans for us at a price of approximately $35.7 million. The latter amount represents preliminary allocations of pending purchases. The final allocations will be determined based upon the composition of the final pools of mortgage loans purchased and the availability of investable funds among the entities managed by PCM. The pending transactions are subject to continuing due diligence and customary closing conditions and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all. At June 30, 2010, we had substantially reinvested the proceeds from the offerings.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    [Reserved]

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
10.4
Amendment No. 1 to Management Agreement, dated as of March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.5
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.6
Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.7	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
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

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: August 6, 2010	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: August 6, 2010	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer and Treasurer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
June 30, 2010

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
10.4
Amendment No. 1 to Management Agreement, dated as of March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.5
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.6
Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
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