Form 10-Q
period 2010-09-30
PennyMac Mortgage Investment Trust
filed 2010-11-08
CIK 1464423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
Or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2010
Common Shares of Beneficial Interest, $.01 par value	16,832,343

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Cash	$25,061	$54
Short-term investment	—	213,628
Mortgage-backed securities at fair value	137,049	83,771
Mortgage loans at fair value	244,912	26,046
Real estate acquired in settlement of loans	26,112	—
Principal and interest collections receivable	16,110	—
Accrued interest	755	492
Due from affiliates	55	—
Other assets	3,917	455

Total assets	$453,971	$324,446

LIABILITIES
Accounts payable and accrued liabilities	$782	$527
Securities sold under agreements to repurchase	116,139	—
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	4,687	4,238

Total liabilities	127,491	10,648

Commitments and contingencies	—	—
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 16,832,343 and 16,735,317 shares, respectively	168	167
Additional paid-in capital	316,952	315,514
Retained earnings (accumulated deficit)	9,360	(1,883)

Total shareholders' equity	326,480	313,798

Total liabilities and shareholders' equity	$453,971	$324,446

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share data)

(Unaudited)

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
Investment Income
Gains on investments:
Mortgage loans	$7,578	$—	$18,697
Mortgage-backed securities	596	267	446

	8,174	267	19,143

Interest income:
Mortgage loans	2,607	—	6,445
Mortgage-backed securities	1,229	449	3,780
Short-term investment	10	100	77

	3,846	549	10,302

Loss on sale of correspondent lending mortgage loans	(17)	—	(9)
Results of real estate acquired in settlement of loans	637	—	972
Other income	16	—	17

Net investment income	12,656	816	30,425

Expenses
Management fees	1,237	812	3,650
Compensation	573	483	2,212
Loan servicing fees	885	—	1,561
Professional services	628	72	1,121
Interest	251	—	251
Insurance	191	131	588
Other	801	48	1,508

Total expenses	4,566	1,546	10,891

Income (loss) before provision for income taxes	8,090	(730)	19,534
Provision for income taxes	361	—	2,400

Net income (loss)	$7,729	(730)	$17,134

Earnings (loss) per share
Basic	$0.46	$(0.04)	$1.02
Diluted	$0.45	$(0.04)	$1.01
Weighted average shares outstanding
Basic	16,796,487	16,735,317	16,755,931
Diluted	17,069,471	16,735,317	17,028,915

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

(Unaudited)

	Number of Shares	Par Value	Additional Paid-in Capital	Retained earnings (accumulated deficit)	Total
Balance at August 4, 2009 (commencement of operations)	—	$—	$1	$—	$1
Net loss	—	—	—	(730)	(730)
Proceeds from share offerings	16,735,317	167	334,540	—	334,707
Underwriting and offering costs	—	—	(19,983)	—	(19,983)
Share-based compensation	—	—	345	—	345

Balance at September 30, 2009	16,735,317	$167	$314,903	$(730)	$314,340

Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Net income	—	—	—	17,134	17,134
Distributions	—	—	—	(5,891)	(5,891)
Share-based compensation	97,026	1	1,588	—	1,589
Share issuance costs	—	—	(150)	—	(150)

Balance at September 30, 2010	16,832,343	$168	$316,952	$9,360	$326,480

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009
Cash flows from operating activities:
Net income (loss)	$17,134	$(730)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gains on mortgage-backed securities	(446)	(267)
Gains on mortgage loans	(18,697)	—
Accrual of unearned discounts on mortgage-backed securities	(2,318)	(218)
Loss on sale of correspondent lending mortgage loans acquired	9	—
Results of real estate acquired in settlement of loans	(972)	—
Share-based compensation expense	1,589	345
Purchases of mortgage loans acquired for sale	(27,696)	—
Sales of mortgage loans acquired for sale	22,984	—
Increase in principal and interest collections receivable	(16,077)	—
Increase in accrued interest	(337)	(213)
Increase in due from affiliates	(100)	—
Increase in other assets	(3,462)	(650)
Increase in accounts payable and accrued liabilities	255	150
Increase in payable to affiliates	449	873

Net cash used by operating activities	(27,685)	(710)

Cash flows from investing activities:
Net decrease (increase) in short-term investment	213,628	(253,065)
Purchases of mortgage-backed securities	(89,217)	(69,453)
Repayments of mortgage-backed securities	38,703	1,879
Purchases of mortgage loans	(270,757)	—
Repayments of mortgage loans	40,797	—
Sales of mortgage loans	2,851	—
Purchases of real estate acquired in settlement of loans	(1,238)	—
Sales of real estate acquired in settlement of loans	7,827	—

Net cash used by investing activities	(57,406)	(320,639)

Cash flows from financing activities:
Sale of securities under agreements to repurchase	241,948	—
Repurchase of securities sold under agreements to repurchase	(125,809)	—
Proceeds from issuance of common shares	—	334,706
Payment of share issuance costs	(150)	(11,158)
Payment of share distributions	(5,891)	—

Net cash provided by financing activities	110,098	323,548

Net increase in cash	25,007	2,199
Cash at beginning of period	54	1

Cash at end of period	$25,061	$2,200

Supplemental Cash Flow Information:
Income taxes paid	$2,521	$—
Interest paid	123	—
Non cash investing activities:
Transfer of mortgage loans to real estate acquired in settlement of loans	31,762	—
Addition of unpaid interest to mortgage loan balances in loan modifications	74	—
Non cash financing activities—recognition of contingently payable offering costs to:
Underwriters	—	5,883
PNMAC Capital Management, LLC	—	2,941

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

        The Company's primary investment objective is to maximize the value of the mortgage loans that it acquires, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances, either through loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes, or, when necessary, through timely acquisition and liquidation of the property securing the loan. Accordingly, management has concluded that the Company operates as a single segment.

        The Company believes that it qualifies, and has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

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

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the SEC's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements.

        Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2010 are not necessarily indicative of the results for the year ending December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks

        PMT's operations and investing activities are centered in residential real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. Most of the nonperforming loans purchased by the Company have been acquired from one major financial institution.

        Through its management agreement with PCM and, where applicable, the loan servicing agreement between its Operating Partnership and an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of federally sponsored loan modification programs (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a writedown of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

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

  •
  PCM's ability to effectively model, and develop, appropriate model assumptions that properly anticipate future outcomes;

  •
  the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company's ability to effect cures to distressed loans; and

  •
  regulatory and legislative support of the foreclosure process, and the resulting impact on the Company's ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        As discussed in Note 3—Transactions with Related Parties, the Company's short-term investment is made in an uninsured institutional money market fund that is managed by a strategic investor in the parent company of PCM and PLS. The fund invests exclusively in first-tier securities as rated by a nationally recognized statistical rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the United States Government or its agencies, obligations of foreign banks with operations in the United States, fully collateralized repurchase agreements and variable and floating rate demand notes.

Note 3—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will be obligated to pay a termination fee to PCM. PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears. Both the management and termination fees are more fully described in Note 4—Transactions with Related Parties to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 ("Annual Report").

        Following is a summary of management fee expense and its related liability recorded by the Company for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(in thousands)
Base management fee	$1,237	$812	$3,650
Performance incentive fee	—	—	—

Total incurred during the period	1,237	812	3,650
Fee paid during the period	(2,413)	—	(3,582)
Fee outstanding at beginning of period	2,413	—	1,169

Fee outstanding at end of period	$1,237	$812	$1,237

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

        Under the loan servicing agreement, PLS is also entitled to certain customary market-based fees and charges, including boarding and de-boarding fees, disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS either effects a refinancing of a loan on the Company's behalf and not

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive from the Company an origination fee of 1.0% of the unpaid principal balance of the loan plus $750.

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

        In connection with the Company's correspondent lending business, PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Commencing November 1, 2010, the Company has begun collecting interest income and a sourcing fee of 3 basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party where the Company is not approved or licensed to sell to such third party. During the quarter and nine months ended September 30, 2010, the Company recorded fulfillment fees totaling $38,000.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement, and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates in accordance with the terms of its management agreement. Following is a summary of those expenses for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$644	$—	$1,267
Reimbursement of expenses incurred on PMT's behalf:
Compensation	101	60	307
Other	157	—	506

	258	60	813
Reimbursement of common overhead incurred by PCM and its affiliates	497	—	978

	$1,399	$60	$3,058

Payments made during the period	$2,432	$—	$2,680

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

        Amounts due to affiliates are summarized below as of the dates presented:

	September 30, 2010	December 31, 2009
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,237	1,169
Expenses	509	128

	$4,687	$4,238

        Amounts due from affiliates at September 30, 2010, totaled $55,000 and represent reimbursements of common expenses paid on their behalf by the Company.

        The Company's short-term investment represents an investment in a liquidity management fund that is managed by its strategic investor in the parent company of PCM and PLS.

Note 4—Earnings (Loss) Per Share

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Earnings (Loss) Per Share (Continued)

        The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(in thousands, except per share data)
Basic earnings (loss) per common share:
Net income (loss)	$7,729	$(730)	$17,134

Average shares outstanding	16,796	16,735	16,756

Basic earnings (loss) per common share	$0.46	$(0.04)	$1.02

Diluted earnings (loss) per common share:
Net income (loss)	$7,729	$(730)	$17,134

Average shares outstanding	16,796	16,735	16,756
Dilutive potential common shares—shares issuable under share-based compensation plan	273	—	273

	17,069	16,735	17,029

Diluted earnings (loss) per common share	$0.45	$(0.04)	$1.01

        During the period from August 4, 2009 (commencement of operations) to September 30, 2009, 375,330 restricted share units were outstanding but not included in the computation of diluted loss per share because they were anti-dilutive.

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

  Fair Value Accounting Elections

        Management identified all of its financial instruments, including the short-term investment, mortgage-backed securities ("MBS"), mortgage loans and securities sold under agreements to repurchase to be accounted for at estimated fair value so such changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company's investment performance.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

  Fair Value Measurements

        For the quarter and nine months ended September 30, 2010, the Company recorded in its net investment income $7,578,000 and $18,697,000 of realized and unrealized gains on mortgage loans and $596,000 and $446,000 of realized and unrealized losses on MBS, respectively, under the fair value option. For the period from August 4, 2009 (commencement of operations) to September 30, 2009, the Company recorded unrealized gains on MBS totaling $267,000. Changes in the estimated fair value of mortgage loans and MBS are included in gains (losses) on investments and, with respect to MBS, in interest income.

        The following financial statement items are measured at estimated fair value on a recurring basis as of the dates presented:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$137,049	$137,049
Mortgage loans	—	4,748	240,164	244,912

	$—	$4,748	$377,213	$381,961

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$116,139	$116,139

	$—	$—	$116,139	$116,139

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investment	$213,628	$—	$—	$213,628
Mortgage-backed securities	—	—	83,771	83,771
Mortgage loans	—	—	26,046	26,046

	$213,628	$—	$109,817	$323,445

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        The Company's mortgage loans, excluding its correspondent lending loans, MBS and securities sold under agreements to repurchase were measured using Level 3 inputs. The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the periods presented:

	Quarter ended September 30, 2010
	Mortgage-backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, June 30, 2010	$103,164	$197,216	$300,380
Purchases	52,319	72,675	124,994
Repayments	(19,787)	(16,940)	(36,727)
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(18,460)	(18,460)
Sales	—	(1,960)	(1,960)
Accrual of unearned discounts	757	—	757
Addition of unpaid interest to mortgage loan balances in loan modifications	—	55	55
Changes in fair value included in results of operations arising from:
Changes in credit quality	—	2,408	2,408
Other factors	596	5,170	5,766

	596	7,578	8,174

Balance, September 30, 2010	$137,049	$240,164	$377,213

Changes in fair value recognized during the period relating to assets still held at September 30, 2010	$596	$3,842	$4,438

Securities sold under agreements to repurchase
Liabilities:
Balance, June 30, 2010	$31,362
Changes in fair value included in results of operations	—
Sales of securities under agreements to repurchase	210,586
Repurchases	(125,809)

Balance, September 30, 2010	$116,139

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2010	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Period from August 4, 2009 (commencement of operations) to September 30, 2009
Mortgage-backed securities
(in thousands)
Balance, August 4, 2009	$—
Purchases	69,453
Repayments	(1,879)
Sales	—
Accrual of unearned discounts	218
Changes in fair value included in results of operations arising from:
Changes in credit quality	—
Other factors	267

267

Balance, September 30, 2009	$68,059

Changes in fair value recognized during the period relating to assets still held at September 30, 2009	$267

	Nine months ended September 30, 2010
	Mortgage backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, December 31, 2009	$83,771	$26,046	$109,817
Purchases	89,217	270,757	359,974
Repayments	(38,703)	(40,797)	(79,500)
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(31,762)	(31,762)
Sales	—	(2,851)	(2,851)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	74	74
Accrual of unearned discounts	2,318	—	2,318
Changes in fair value included in results of operations arising from:
Changes in credit quality	—	3,190	3,190
Other factors	446	15,507	15,953

	446	18,697	19,143

Balance, September 30, 2010	$137,049	$240,164	$377,123

Changes in gains relating to assets still held at September 30, 2010	$446	$9,153	$9,599

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Securities sold under agreements to repurchase
Liabilities:
Balance, December 31, 2009	$—
Changes in fair value included in results of operations	—
Sales of securities under agreements to repurchase	241,948
Repurchases	(125,809)

Balance, September 30, 2010	$116,139

Changes in gains relating to liabilities still outstanding at September 30, 2010	$—

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	September 30, 2010
	Fair value	Unpaid principal balance	Fair value over (under) unpaid principal balance
	(in thousands)
Current through 89 days delinquent	$58,217	$90,203	$(31,986)
90 or more days delinquent(1)	181,947	344,511	(162,564)

	$240,164	$434,714	$(194,550)

	December 31, 2009
	Fair Value	Unpaid principal balance	Fair value over (under) unpaid principal balance
	(in thousands)
Current through 89 days delinquent	$26,046	$40,071	$(14,025)
90 or more days delinquent(1)	—	—	—

	$26,046	$40,071	$(14,025)

(1)
Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item:

	Changes in fair value included in current period results of operations
	Quarter ended September 30, 2010			Period from August 4, 2009 (commencement of operations) to September 30, 2009
	Interest income	Gains on investments	Total	Interest income	Gains on investments	Total
	(in thousands)
Assets:
Short-term investment	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	757	596	1,353	218	267	485
Mortgage loans	—	7,578	7,578	—	—	—

	$757	$8,174	$8,931	218	267	485

Liabilities:
Securities sold under agreements to repurchase	—	—	—	—	—	—

	—	—	—	—	—	—

	$757	$8,174	$8,931	$218	$267	$485

	Changes in fair value included in current period results of operations
	Nine months ended September 30, 2010
	Interest income	Gains (losses) on investments	Total
	(in thousands)
Assets:
Short-term investment	$—	$—	$—
Mortgage-backed securities	2,318	446	2,764
Mortgage loans	—	18,697	18,697

	$2,318	19,143	21,461

Liabilities:
Securities sold under agreements to repurchase	—	—	—

	—	—	—

	$2,318	$19,143	$21,461

        The Company measures its investment in real estate acquired in settlement of loans at management's estimates of the respective properties' fair values less cost to sell on a nonrecurring basis. Such assets are measured at management's estimates of fair values less cost to sell upon initial recognition and when management's subsequent estimates of fair value estimates less costs to sell are

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

less than the value recorded upon initial recognition. At September 30, 2010, the Company carried $26,112,000 of real estate acquired in settlement of loans on its consolidated balance sheet. There was no real estate acquired in settlement of loans at December 31, 2009.

        During the quarter and nine months ended September 30, 2010, mortgage loans with fair values of $18,460,000 and $31,762,000, respectively, were transferred to real estate acquired in settlement of loans. The fair value of the real estate acquired in settlement of loans is initially established as the fair value of the real estate less estimated costs to sell as of the date of transfer. Any ensuing change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in results of real estate acquired in settlement of loans. Real estate acquired in settlement of loans with fair values of $2,994,000 and $3,059,000 were remeasured at fair value less estimated costs to sell, and losses totaling $562,000 and $766,000 were recognized in results of real estate acquired in settlement of loans for the quarter and nine months ended September 30, 2010, respectively.

  Valuation Techniques

        The following describes the methods used in estimating the fair values of Level 2 and Level 3 financial statement items:

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). For indications of value received as of September 30, 2010, PCM's Capital Markets staff reviewed, and its senior management Valuation Committee reviewed and approved, the securities' values. PCM's review is for the purpose of evaluating the reasonableness of the broker's indication of value and may result in the broker modifying its indications of value. PCM does not intend to adjust its fair value estimates to amounts different from the broker's indications of value.

        Interest income on MBS is recognized over the life of the security using the interest method and is included in the consolidated statement of operations under the caption Interest income—Mortgage-backed securities. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income.

  Mortgage Loans

        Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing. Loans that are not saleable into active markets are categorized as "Level 3" financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Mortgage loans that are saleable into active markets are categorized as "Level 2" financial statement items and their fair values are estimated using their quoted market price or market price equivalent.

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

        Interest income on loans is recognized over the life of the loan using its contractual interest rate and is included in the consolidated statement of operations under the caption Interest income—Mortgage loans. Accrual of interest earned but not yet collected is suspended and all previously accrued interest is reversed for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Accrual of interest is resumed when the loan becomes contractually current. At September 30, 2010, the Company had suspended accrual of interest relating to approximately 76% of its investment in mortgage loans, as measured by their estimated fair values, due to delinquency.

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" financial statement item. Fair value of real estate acquired in settlement of loans is determined by management based on a current estimate of value that is based on a broker's price opinion or a full appraisal. Changes in fair value of real estate acquired in settlement of loans is recognized in the consolidated statement of operations under the caption Results of real estate acquired in settlement of loans.

  Securities Sold Under Agreements to Repurchase

        Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements' short maturities.

Note 6—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows for the dates presented:

	September 30, 2010
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$106,501	$503	$6,134	$2,474	$3,524	$89,518	$4,348	4.92%
Non-Agency Alt-A	18,476	687	7,169	—	289	10,331	—	9.17%
Non-Agency prime jumbo	12,072	—	11,689	—	—	383	—	3.55%

	$137,049	$1,190	$24,992	$2,474	$3,813	$100,232	$4,348	5.38%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Mortgage-Backed Securities at Fair Value (Continued)

	December 31, 2009
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$39,522	$1,910	$8,085	$8,704	$3,151	$12,620	$5,052	9.08%
Non-Agency Alt-A	27,060	9,022	—	—	1,071	16,967	—	9.08%
Non-Agency prime jumbo	17,189	—	14,737	—	—	2,452	—	4.34%

	$83,771	$10,932	$22,822	$8,704	$4,222	$32,039	$5,052	8.11%

        All of the Company's mortgage-backed securities had remaining contractual maturities of more than ten years at September 30, 2010 and December 30, 2009. At September 30, 2010, the Company had pledged all of its MBS to secure agreements to repurchase. No securities were pledged at December 31, 2009.

Note 7—Mortgage Loans at Fair Value

        The Company's mortgage loans at fair value include recently-funded loans purchased from other financial institutions which management intends to resell, as well as other mortgage loans. Most of the loans acquired for sale are referred to as "correspondent lending loans." Following is a summary of the distribution of the Company's mortgage loans at fair value as of the dates presented:

	September 30, 2010			December 31, 2009
Loan Type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Correspondent lending loans:
Government insured or guaranteed	$3,867	2%	4.61%	$—
Fixed-rate Agency-eligible:
30 year	783	0%	5.04%	—
15 year	98	0%	4.50%	—

	4,748	2%	4.68%	—	0%

Other mortgage loans:
Nonperforming loans	$181,947	74%	6.60%	—	0%
Performing loans:
Fixed	38,777	16%	7.05%	24,533	94%	8.15%
ARM/Hybrid	17,731	7%	4.64%	1,454	6%	7.89%
Interest rate step-up	1,646	1%	2.55%	—	0%
Balloon	63	0%	9.94%	59	0%	9.94%

	240,164	98%	6.50%	26,046	100%	8.14%

	$244,912	100%	6.47%	$26,046	100%	8.14%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Mortgage Loans at Fair Value (Continued)

        At September 30, 2010, approximately 50% of the non correspondent lending mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007, and 79% of the loans are secured by owner-occupied properties. Over 63% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with loan-to value ratios in excess of 100% at September 30, 2010. The non correspondent lending mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 25% of the loan portfolio's estimated fair value at September 30, 2010. The non correspondent lending mortgage loan portfolio contains loans from Florida, Illinois and New York, that each represent more than 5% of the portfolio's estimated fair value at September 30, 2010. At December 31, 2009, approximately 98% of the non correspondent lending mortgage loan portfolio consisted of loans originated between 2006 and 2008 and approximately 84% of the loans were secured by owner-occupied properties. Approximately 65% of the estimated fair value of the non correspondent lending mortgage loans were comprised of loans with loan-to value ratios in excess of 100%. The non correspondent lending mortgage loan portfolio consisted of mortgage loans originated throughout the United States with no single state having a concentration of 10% or more of the loan portfolio's estimated fair value at December 31, 2009. This mortgage loan portfolio contained loans from Illinois, California, Arizona, Texas, Maryland and Florida, that each represented more than 5% of the portfolio's estimated fair value at December 31, 2009. At December 31, 2009 none of the loans in this portfolio were 90 days or more delinquent and there were no loans on non-accrual status.

Note 8—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in real estate acquired in settlement of loans for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(in thousands)
Balance at beginning of period	$13,241	$—	$—
Purchases	—	—	1,238
Transfers from mortgage loans	18,460	—	31,762
Valuation adjustments	604	—	939
Sales	(6,193)	—	(7,827)

Balance at period end	$26,112	$—	$26,112

Note 9—Securities Sold Under Agreements to Repurchase

        On September 30, 2010, the Company had a financing arrangement to sell securities under agreements to repurchase. The repurchase agreements are collateralized by MBS and have terms of three weeks and three months. All securities underlying repurchase agreements are held by the buyer. The repurchase agreements bear interest at the one-month London Inter-Bank Offered Rate plus 75 basis points. All agreements are to repurchase the same or substantially identical securities.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Securities Sold Under Agreements to Repurchase (Continued)

        Financial data pertaining to securities sold under agreements to repurchase were as follows:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(dollar amounts in thousands)
Weighted-average interest rate at end of period	1.36%		1.36%
Weighted-average interest rate during the period	1.45%		1.45%
Average balance of securities sold under agreements to repurchase	$67,642	$—	$22,795
Maximum daily amount outstanding	$121,047	$—	$121,047
Total interest expense	$251	$—	$251
Fair value of MBS securing agreements to repurchase at period-end	$137,049	$—	$137,049

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

Note 11—Share-Based Compensation Plan

        The Company's equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award. Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and PLS at no cost to the grantees. Such awards generally vest over a one- to four-year period. Expense relating to awards is recorded in compensation.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Share-Based Compensation Plan (Continued)

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(In thousands, except share data)
Number of shares:
Outstanding at beginning of period	371,210	—	374,810
Granted	—	375,330	23,600
Vested	(97,026)	—	(97,026)
Canceled	(1,200)	—	(28,400)

Outstanding at end of period	272,984	375,330	272,984

Expense recorded during the period	$368	$345	$1,589

At September 30, 2010:
Weighted average grant date fair value per share	$9.22

Shares available for future awards(1)	1,095,442

(1)
Based on shares outstanding as of September 30, 2010. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

Note 12—Income Taxes

        Management believes that the Company qualifies to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests.

        The Company has elected to treat one of its subsidiaries as a taxable REIT subsidiary ("TRS"). In general, a TRS of the Company may engage in any real estate or non-real estate related business (except for the operation or management of health care facilities or lodging facilities or the provision to any person, under a franchise, license or otherwise, of rights to any brand name under which any lodging facility or health care facility is operated). A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRS is included in the accompanying consolidated results of operations.

        The Company currently operates in a manner that allows it to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If the Company

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Income Taxes (Continued)

were to fail to meet these requirements, the Company could be subject to federal and state income tax on some or all of its consolidated income.

        At December 31, 2009, the Company's TRS had net operating loss carry forwards of approximately $106,000, expiring in 2029. The Company ascribed a full valuation allowance to its net deferred tax assets due to the uncertainty in forecasting future TRS taxable income. As the projected income for 2010 indicated the loss carryover would be utilized in 2010, the valuation allowance was reversed during the nine months ended September 30, 2010.

        Following is a summary of income tax expense for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009	Nine months ended September 30, 2010
	(in thousands)
Current expense	$361	$—	$2,445
Deferred expense	—	—	—
Reversal of valuation allowance	—	—	(45)

	$361	$—	$2,400

        Following is a reconciliation of income tax expense at statutory rates to the income tax expense at the Company's effective rate:

	Quarter ended September 30, 2010		Period from August 4, 2009 (commencement of operations) to September 30, 2009		Nine months ended September 30, 2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)
Federal income tax expense at statutory tax rate	$2,831	35.0%	$—	—%	$6,837	35.0%
Effect of non-taxable REIT income	(2,460)	(19.9)%	—	—%	(4,800)	(24.6)%
State income taxes, net of federal benefit	61	3.2%	—	—%	410	2.1%
Other	(71)	0.7%	—	—%	(2)	(0.0)%
Reversal of valuation allowance	—	0.0%	—	—%	(45)	(0.2)%

Provision for income taxes and effective tax rate	$361	19.0%	$—	—%	$2,400	12.3%

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

Note 14—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2010, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Note 15—Regulatory Net Worth Requirement

        On September 23, 2010, PennyMac Corp., the Company's TRS, received conditional approval as a seller-servicer for Fannie Mae. Fannie Mae's conditional approval required PennyMac Corp. to deposit, for a period of 12 months, $5.0 million in a pledged cash account to secure its performance under its master agreement with Fannie Mae. PennyMac Corp. established the pledged cash account after September 30, 2010.

        To retain its status as an approved seller-servicer, PennyMac Corp. is required to meet Fannie Mae's capital standards, which require PennyMac Corp. to maintain a minimum net worth of $2.5 million. Management believes PennyMac Corp. complies with Fannie Mae's net worth requirement as of September 30, 2010.

Note 16—Subsequent Events

        After September 30, 2010, the Company placed $5.0 million into a pledged cash account to comply with the conditions for approval of PennyMac Corp as an approved seller-servicer for FannieMae.

        After September 30, 2010, through November 4, 2010, PCM committed the Company to acquire mortgage loans with an estimated fair value of $222.0 million. The pending transaction is subject to changes in the loans allocated to the Company by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition. There can be no assurance that the committed amounts will ultimately be acquired or that the transaction will be completed at all.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16—Subsequent Events (Continued)

        On November 2, 2010, the Company's Board of Trustees declared a cash distribution of $0.42 per share payable on November 30, 2010 to holders of record of the Company's shares as of November 19, 2010.

        On November 2, 2010, the Company entered into a master repurchase agreement with Wells Fargo Bank, N.A. ("WFB"), pursuant to which two of PMT's wholly-owned subsidiaries may sell, and later repurchase, certain distressed assets in an aggregate principal amount of up to $100 million (the "NPL Facility"). The NPL Facility is committed for a period of 364 days and the obligations of these subsidiaries are fully guaranteed by PMT.

        Under the terms of the NPL Facility, (i) PennyMac Mortgage Investment Trust Holdings I, LLC ("PMITH"), a qualified REIT subsidiary, may sell to WFB eligible nonperforming mortgage loans and participation interests in certificated real estate mortgage investment conduits that hold nonperforming mortgage loans ("Participations"), and (ii) PennyMac Corp., the Company's taxable REIT subsidiary, may sell to WFB eligible nonperforming mortgage loans and equity interests (the "SPE Entity Interest") in a special purpose entity that owns real property acquired upon settlement of mortgage loans ("REO Property"). The principal amount paid by WFB is based on a percentage of the market value of the mortgage loans, the mortgage loans underlying the Participations, or the REO Property underlying the SPE Entity Interest (each, a "Facility Asset"), as applicable. The mortgage loans and real property are serviced by PLS pursuant to the terms of the NPL Facility.

        Upon the repurchase, or the sale, securitization or liquidation, of a Facility Asset, PennyMac Corp. is required to repay WFB the principal amount related to such Facility Asset plus accrued interest (at a rate reflective of the current market and based on LIBOR plus a margin) to the date of such repurchase, sale, securitization or liquidation. The Company is also required to pay WFB a fee for the structuring of the NPL Facility, as well as certain other administrative costs and expenses in connection with WFB's structuring, management and ongoing administration of the NPL Facility.

        The NPL Facility contains margin call provisions that provide WFB with certain rights where there has been both (a) the occurrence of one or more trigger events, which are based on aging timelines, repurchase volume, sale and disposition volume, and other criteria, and (b) a decline in the market value of the purchased mortgage loans and Participations. Under these circumstances, WFB may require PMITH and/or PMC to transfer cash or additional eligible mortgage loans or Participations with an aggregate market value in an amount sufficient to eliminate any margin deficit resulting from such a decline.

        The NPL Facility and the related guaranty require PMT to maintain various financial and other covenants, which include maintaining (i) a minimum tangible net worth of $265 million, plus 75% of the aggregate net proceeds received by it in connection with future equity issuances, (ii) a minimum of $5 million in unrestricted cash and cash equivalents, and (iii) a maximum ratio of total liabilities to tangible net worth of less than 3:1. The NPL Facility also requires PLS to maintain certain financial covenants.

        In addition, the NPL Facility contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16—Subsequent Events (Continued)

events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the NPL Facility and the liquidation by WFB of the Facility Assets then subject to the NPL Facility.

        The foregoing description of the NPL Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the master repurchase agreement and the related guaranty, which have been filed with this Report as Exhibits 10.11 and 10.12, respectively.

        On November 2, 2010, the Company entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), pursuant to which PMC may sell, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $75 million (the "Loan Repo Facility"). The Loan Repo Facility will be used to fund newly originated mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization. The Loan Repo Facility is committed for a period of 364 days and the obligations of PMC are fully guaranteed by PMT and the Operating Partnership.

        The principal amount paid by CSFB for each eligible mortgage loan is based on a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans. Upon PennyMac Corp.'s repurchase of a mortgage loan, it is required to repay CSFB the principal amount related to such mortgage loan plus accrued interest (at a rate reflective of the current market and based on CSFB's cost of funds plus a margin) to the date of such repurchase. PennyMac Corp. is also required to pay CSFB a commitment for the Loan Repo Facility, as well as certain other administrative costs and expenses in connection with CSFB's structuring, management and ongoing administration of the Loan Repo Facility.

        The Loan Repo Facility contains margin call provisions that provide CSFB with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, CSFB may require PMC to transfer cash or additional eligible mortgage loans with an aggregate market value in an amount sufficient to eliminate any margin deficit resulting from such a decline.

        The Loan Repo Facility requires PMC to maintain various financial and other covenants, which include maintaining (i) a minimum tangible net worth of $65 million, plus 50% of its positive quarterly net income for the prior quarter, (ii) a minimum of $7.5 million in unrestricted cash and cash equivalents, (iii) a maximum ratio of total liabilities to tangible net worth of less than 10:1, and (iv) profitability during any rolling three month period.

        The Loan Repo Facility also requires PMT to maintain various financial and other covenants, which include maintaining (i) a minimum tangible net worth of $300 million, and (ii) a minimum of $10 million in unrestricted cash and cash equivalents.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16—Subsequent Events (Continued)

        In addition, the Loan Repo Facility contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Loan Repo Facility and the liquidation by CSFB of the mortgage loans then subject to the Loan Repo Facility.

        The foregoing description of the Loan Repo Facility and the related guaranty by PMT and the Operating Partnership do not purport to be complete and are qualified in their entirety by reference to the full text of the master repurchase agreement and the related guaranty, which have been filed with this Report as Exhibits 10.13 and 10.14, respectively.

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

Overview

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A significant portion of the nonperforming loans purchased in 2010 has been acquired from one major financial institution.

        We seek to maximize the value of the mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as HAMP), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation:

  •
  acquisition and sale or securitization of mortgage loans in a conduit capacity between originators of mortgage loans and the MBS markets. Changes in the mortgage market have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans into securitizations. We believe these changes provide us with the opportunity to act as a conduit between these loan originators and the securitization markets. During the quarter ended September 30, 2010, we purchased loans with unpaid balances totaling $12.1 million in furtherance of our conduit strategy.

  •
  acquisition of REIT-eligible MBS. We believe that the recent dislocations of the residential mortgage markets have disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans. Our portfolio of MBS amounts to $137.0 million at September 30, 2010.

  •
  providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our conduit capacity more attractive to lenders from which we acquire newly originated loans.

  •
  acquisition of mortgage servicing rights ("MSRs"). We believe that opportunities exist to acquire mortgage servicing rights from liquidating and other institutions. We also believe that MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of PLS to improve the asset's value. We intend to retain the MSRs that we receive as proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

  •
  underwriting and funding of mortgage loans sourced by financial intermediaries.

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

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of the Company's activities are conducted in a taxable REIT subsidiary, which is subject to corporate federal and state income taxes. Accordingly, the Company has made a provision for income taxes with respect to the operations of its taxable REIT subsidiary. We expect that the effective rate for the provisions for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to the Company as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth, with economic data providing mixed reports on the economic recovery. During the second quarter of 2010, the U.S. gross domestic product expanded at a 1.6% annual rate compared to the first quarter's 3.7% annual rate. Residential real estate transactions have settled to historically low rates following the expiration of the first-time homebuyer credit on April 30, 2010. While the economy continues to grow, its growth has not been strong enough to improve the employment market. The September 2010 unemployment rate of 9.6% marked the seventeenth consecutive month of unemployment rates above 9%, a rate that is high by recent historical standards. High unemployment levels are reflected in increasing personal and business bankruptcy filings as well as high delinquency and foreclosure rates on residential mortgage loans.

        These conditions have contributed to continuing distress in the banking industry. During the third quarter of 2010, 41 depository institutions were seized, compared to 45 depository institutions in the second quarter. Year-to date through September 30, 2010, 132 institutions were seized compared to 140 institutions in all of 2009. As of June 30, 2010, the most recent date for which problem bank information is available, the number of problem banks as identified by the FDIC increased to 829 from 775 at March 31, 2010 and 702 at December 31, 2009.

        30-year mortgage interest rates declined from 4.58% for the week ended July 1, 2010 to 4.32% for the week ended September 30, 2010 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey). For the nine months ended September 30, 2010, mortgage interest rates have remained at historically low levels, ranging from 4.19% to 5.21%.

        Our Manager continues to see substantial volumes of nonperforming residential mortgage loan sales by a limited number of sellers, but very few sales of troubled but performing loans. During the quarter ended September 30, 2010 we made acquisitions of distressed mortgage loans, primarily from one seller, totaling $72.7 million. After September 30, 2010, PCM committed to acquire on our behalf, mortgage loans with an estimated fair value of $222.0 million. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition. There can be no assurance that the committed amount will be acquired or that the transaction will be completed at all. We expect that our mortgage loan portfolio may continue to grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of mortgage loans, and the timing and extent of our success in acquiring such mortgage loans, along with availability of capital to complete such transactions cannot be predicted. During the quarter ended September 30, 2010, we also made acquisitions of MBS totaling $52.3 million to supplement our investments in distressed mortgage loans and to ensure compliance with the REIT tax regulations relating to our asset composition.

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for sale to a government-sponsored entity ("GSE") such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). To the extent market conditions improve, these opportunities could also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. During the nine months ended September 30, 2010, our Manager made acquisitions on our behalf of $27.7 million in fair value of newly originated mortgage loans.

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

Results of Operations for the Quarter Ended September 30, 2010 compared to the Period from August 4, 2009 (Commencement of Operations) to September 30, 2009

        The following is a summary of our key performance measures for the periods presented:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009
	(in thousands, except per share data)
Net investment income	$12,656	$816
Net income (loss)	$7,729	$(730)
Diluted earnings (loss) per share	$0.45	$(0.04)
Distributions per share:
Declared	$0.35	$—
Paid	$0.35	$—
Total assets at period end	$453,971	$324,187

        During the quarter ended September 30, 2010, we recorded net income of $7.7 million, or 45 cents per diluted share. Our net income reflects net gains on our investments totaling $8.2 million, including $4.0 million of valuation gains, supplemented by $3.8 million interest income, as well as gains on real estate operations of $637,000.

        During the period from August 4, 2009 (commencement of operations) to September 30, 2009, our operations were limited to investment of the proceeds of our IPO into our short-term investment and the purchase of certain short-lived MBS pending reinvestment of the proceeds into our targeted asset classes. The loss reflects the low yield on the temporary investments held pending investments in our targeted asset classes that did not offset the management fees and other expenses incurred during the period.

        The net loss for the period from August 4, 2009 (commencement of operations) to September 30, 2009 does not include provision for recovery by PCM of common overhead costs allowable under PMT's management agreement with PCM. PCM management waived recovery of common overhead during our startup period through March 31, 2010. Our results for the quarter ended September 30, 2010 include provision for reimbursement of $497,000 of common overhead expenses.

Asset Acquisitions

        During the quarter ended September 30, 2010, we made acquisitions of mortgage loans for investment and MBS with fair values of $72.7 million and $52.3 million, respectively. These acquisitions were financed from the sale of securities under agreements to repurchase along with cash flows from sale or repayment of our existing investments. After September 30, 2010 and through November 4, 2010, PCM committed us to acquire an additional $222.0 million in estimated fair value of mortgage loans. Our pending acquisition of mortgage loans is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition, and there can be no assurance that we will complete the acquisition of all of the loans subject to the commitment or that the acquisition will be completed at all. These acquisitions compare to acquisitions of MBS with fair values totaling $69.5 million during the period from August 4, 2009 (commencement of operations) to September 30, 2009.

        The mortgage loans acquired for investment during the quarter had unpaid principal balances on the purchase dates totaling $147.4 million and purchase discounts totaling $74.7 million. Over 97% of the loans were nonperforming. Approximately 99% of the loans had FICO scores at origination below 700. Approximately 33% of the mortgage loans acquired during the quarter are secured by California real estate.

        The MBS acquired during the quarter ended September 30, 2010 were backed by subprime loans, were rated below investment grade and are currently cash flowing senior-tranche securities with a remaining expected life of 0.97 years with an expected yield at period-end of 4.29%. This compares to the acquisitions made during the period from August 4, 2009 (commencement of operations) to September 30, 2009, which were backed by non-Agency Alt-A, subprime and prime jumbo loans and were currently cash flowing senior priority securities with an average remaining life of approximately one and one-half years at acquisition.

Net Investment Income

        During the quarter ended September 30, 2010, we recorded net investment income totaling $12.7 million, comprised primarily of realized and unrealized gains (losses) on investments and interest income. Net investment income on financial investments for the periods presented is shown below:

	Quarter ended September 30, 2010
	Investment income
	Interest
	Coupon	Discount accrual	Total interest	Realized and unrealized gains	Total	Average balance	Annualized interest %(1)
	(dollars in thousands)
Short-term money market investment	$10	$—	$10	$—	$10	$18,545	0.22%
Mortgage-backed securities:
Non-Agency Alt-A	263	103	366	223	589	19,751	7.25%
Non-Agency subprime	110	651	761	254	1,015	71,391	4.18%
Non-Agency prime jumbo	99	3	102	119	221	13,449	2.97%

	472	757	1,229	596	1,825	104,591	4.60%

Mortgage loans	2,607	—	2,607	7,561	10,168	224,953	4.53%

	$3,089	$757	$3,846	$8,157	$12,003	$348,089	4.32%

(1)
Annualized interest excludes realized and unrealized gains.

	Period from August 4, 2009 (commencement of operations) to September 30, 2009
	Investment income
	Interest
	Coupon	Discount accrual	Total interest	Realized and unrealized gains (losses)	Total	Average balance	Annualized interest %(1)
	(dollars in thousands)
Short-term money market investment	$100	$—	$100	$—	$100	$277,374	0.22%
Mortgage backed securities:
Non-Agency Alt-A	160	59	219	274	493	17,290	7.87%
Non-Agency subprime	10	150	160	152	312	14,780	6.69%
Non-Agency prime jumbo	61	9	70	(159)	(89)	13,060	3.33%

	231	218	449	267	716	45,130	6.17%

	$331	$218	$549	$267	$816	$322,504	1.06%

(1)
Annualized interest excludes realized and unrealized gains (losses).

        Gains on MBS were the result of valuation changes as we did not sell any MBS during 2009 or 2010. The realized and unrealized gains on mortgage loans for the quarter ended September 30, 2010 are summarized below (no comparative data is presented, as we did not hold mortgage loans during the comparative period in 2009):

(in thousands)
Changes reflected in loans' carrying values:
Valuation changes	$4,012
Payoffs	2,728
Sales	821

$7,561

        The change in fair value arising from loan payoffs results from our collection of loan balances at levels higher than the purchase price for such loans, including our acceptance of short payoffs (generally payoffs arising from sales by the borrower of the property securing our loan for less than the amount owing and our acceptance of a reduced payoff in order to resolve the loan) and full payoffs. The valuation changes recognized in our portfolio were primarily the result of real estate values underlying our loans performing better than the projections underlying our initial acquisition. We also realized gains on sales of mortgage loans.

        During the quarter ended September 30, 2010, we realized a return on settled mortgage loans of 26.7%. This return was calculated by taking the ratio of (x) the excess of (a) the proceeds from acquisition through resolution of mortgage loans that were resolved during the quarter (either through payoff, sale or liquidation of the collateral) in the amount of $26.5 million over (b) the purchase price of such loans in the amount of $20.9 million to (y) the purchase price of such loans in the amount of $20.9 million. The return does not include allocations of indirect costs or servicing costs related to management or resolution of the assets.

        The return on settled mortgage loans represents the return on investment for loans that were settled during the quarter ended September 30, 2010, and is based on the acquisition cost of the settled asset and all principal or sales-related proceeds received from the loan or real estate acquired in settlement of the loan after its acquisition regardless of the period in which proceeds were received. The measure excludes interest and other loan revenues, as well as expenses associated with the settled loans. Due to factors including the relative newness of these investments to us and the volatility of the market, we can provide no assurance that the return on settled loans is indicative of future returns on our existing mortgage investments or on future investments in mortgage-related assets.

        During the quarter ended September 30, 2010, we realized direct cash flows relating to our mortgage investments as follows:

(in thousands)
Mortgage-backed securities—principal payments	$19,788
Mortgage loans(1):
Scheduled payments	448
Liquidations(2)	11,952
Payoff	4,540
Sales	1,960

18,900

Real estate acquired in settlement of loans—proceeds from sale	6,193

$44,881

(1)
Excluding correspondent lending loans

(2)
Loan repayments and settlements at less than the loans' unpaid balances (e.g. short payoffs, purchases at foreclosure sale)

        During the quarter ended September 30, 2010, we recognized annualized interest of 4.53% on our portfolio of mortgage loans. At September 30, 2010, approximately 76% of our portfolio of mortgages was nonperforming. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans.

        The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs, to resolve any collateral documentation deficiencies or to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, which may extend the liquidation process. At September 30, 2010, we held $181.9 million in fair value of nonperforming loans and $26.1 million in carrying value of real estate acquired in settlement of loans.

        During the quarter ended September 30, 2010, we also earned an annualized interest yield of approximately 4.60% on our portfolio of MBS and recognized fair value gains totaling $596,000 due to increased demand for non-Agency MBS in the marketplace that is not presently being matched by increased securitization volumes. We acquired our current portfolio of MBS initially as a short-term investment to enhance the yield we earn on our investments pending reinvestment of the proceeds of our initial equity offerings into our targeted asset classes. We have continued to invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        During the quarter ended September 30, 2010, we recorded a loss of $17,000 on sale of $12.1 million in unpaid principal balance relating to our correspondent lending activities. We also recorded $637,000 in results of real estate acquired in settlement of loans.

Expenses

        Our expenses for the periods presented are summarized below:

	Quarter ended September 30, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009
	(in thousands)
Management fees	$1,237	$812
Compensation	573	483
Loan servicing fees	885	—
Professional services	628	72
Interest	251	—
Insurance	191	131
Other	801	48

Total expenses	$4,566	$1,546

        The increase in our expenses was due to the difference in the length of the comparative periods between 2010 and 2009, and:

  •
  the introduction of loan servicing fees during 2010, owing to our acquisitions of mortgage loans beginning in December of 2009;

  •
  growth in professional services expenses primarily due to legal expenses incurred in support of completed and contemplated transactions;

  •
  growth in other expenses primarily due to allocation of common overhead expenses from our Manager and its affiliates. Our Manager waived its claim for reimbursement of common overhead expenses during the period from August 4, 2009 (commencement of operations) to September 30, 2009; and

  •
  recognition of interest expense during the quarter ended September 30, 2010, as we began using borrowings as a means of increasing our investment capacity.

        We did not record any incentive management fee during either period as the threshold (as summarized in Note 4—Transactions with Related Parties in our Annual Report) for recognizing the incentive portion of the management fee in either period was not attained.

Results of Operations for the Nine Months Ended September 30, 2010

        The following is a summary of our key performance measures for the nine months ended September 30, 2010:

(in thousands, except per share data)
Net investment income	$30,425
Net income	$17,134
Diluted earnings per share	$1.01
Distributions per share:
Declared	$0.35
Paid	$0.35
Total assets at period end	$453,971

        During the nine months ended September 30, 2010, we recorded net income of $17.1 million, or $1.01 per diluted share. Our net investment income includes net gains on our investments totaling $19.1 million, including $8.1 million of valuation gains, supplemented by $10.3 million of interest income as well as results of real estate acquired in settlement of loans of $972,000.

        Our net income for the period includes a provision of $978,000 for recovery by PCM of common overhead expenses pertaining to the second and third quarters of 2010 allowable under PMT's management agreement with PCM. PCM waived recovery of these costs during the startup of our operations through the quarter ended March 31, 2010. For the first quarter of 2010, PCM management waived recovery of common overhead expenses approximating $500,000. We expect PCM will no longer waive their right to claim recovery of these expenses.

Asset Acquisitions

        During the nine months ended September 30, 2010, we made acquisitions of MBS, mortgage loans and real estate acquired in settlement of loans with fair values of $89.2 million, $270.8 million and $1.2 million, respectively. As a result, we have fully invested the proceeds of our IPO and have begun leveraging our investment capacity with borrowings in the form of sales of securities under agreements to repurchase.

        The mortgage loans acquired during the nine months ended September 30, 2010 had unpaid principal balances on the purchase dates totaling $550.5 million and purchase discounts totaling $265.9 million. Approximately 89% of the loans were nonperforming with approximately 88% of the loans having FICO scores at origination below 700. Approximately 28% of the mortgage loans acquired during the nine months ended September 30, 2010 are secured by California real estate.

        After September 30, 2010 and through November 4, 2010, PCM committed to acquire an additional $222.0 million in estimated fair value of mortgage loans on our behalf. Our pending acquisition of mortgage loans is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition. There can be no assurance that we will complete the acquisition of all of the loans subject to the commitment or that the acquisition will be completed at all.

        The MBS acquired during the nine months ended September 30, 2010 were backed by subprime loans, were generally rated below investment grade and are currently cashflowing securities with a remaining expected life of 0.82 years with an expected yield at period-end of 4.34%.

Net Investment Income

        During the nine months ended September 30, 2010, we recorded net investment income totaling $30.4 million, comprised primarily of realized and unrealized gains (losses) on investments of $19.1 million, supplemented by $10.3 million of interest income, as well as gains on real estate operations of $972,000.

        Net investment income on financial instruments during the nine months ended September 30, 2010 is shown below:

	Nine months ended September 30, 2010
	Interest income
	Coupon	Discount accrual	Total	Realized and unrealized gains (losses)	Total revenue	Average balance	Annualized interest %(1)
	(dollars in thousands)
Short-term money market investment	$77	$—	$77	$—	$77	$85,547	0.12%
Mortgage-backed securities:
Non-Agency Alt-A	908	521	1,429	213	1,642	22,923	8.22%
Non-Agency subprime	189	1,782	1,971	(44)	1,927	48,077	5.41%
Non-Agency prime jumbo	365	15	380	277	657	15,358	3.26%

Total mortgage-backed securities	1,462	2,318	3,780	446	4,226	86,358	5.77%

Mortgage loans	6,445	—	6,445	18,688	25,133	154,473	5.50%

	$7,984	$2,318	$10,302	$19,134	$29,436	$326,378	4.16%

(1)
Annualized interest yield excludes realized and unrealized gains (losses).

        Realized and unrealized gains on mortgage loans for the period are summarized below:

(in thousands)
Changes reflected in loans' carrying values:
Payoffs	$9,517
Valuation changes	8,151
Sales	1,020

$18,688

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

        During the nine months ended September 30, 2010, we recognized annualized interest of 5.50% on our portfolio of mortgage loans. At September 30, 2010, approximately 76% of our portfolio of mortgages was nonperforming. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans.

        The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs or to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, which may extend the liquidation process. At September 30, 2010, we held $181.9 million in fair value of nonperforming loans and $26.1 million in carrying value of real estate acquired in settlement of loans.

        During the nine months ended September 30, 2010, we also earned an annualized interest yield of approximately 5.77% and recognized net fair value gains totaling $446,000 on our portfolio of MBS. The appreciation in fair value of our MBS was primarily due to increased demand for non-Agency MBS in the marketplace that is not presently being matched by increased securitization volumes. At September 30, 2010, our portfolio of MBS was comprised of currently cash flowing securities with an average yield at period-end of 5.38% and an estimated remaining life of approximately 0.94 years. We acquired our current portfolio of MBS initially as a short-term investment to enhance the yield we earn on our investments pending reinvestment of the proceeds of our initial equity offerings into our targeted asset classes. We have continued to invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        During the nine months ended September 30, 2010, we recorded a loss of $9,000 on sale of mortgage loans relating to our conduit activities relating to the sale of $13.2 million in unpaid principal balance of mortgage loans. We also recorded net gains of $972,000 in results of real estate acquired in settlement of loans.

Expenses

        Our expenses for the nine months ended September 30, 2010 are summarized below:

(in thousands)
Management fees	$3,650
Compensation	2,212
Loan servicing fees	1,561
Professional services	1,121
Interest	251
Insurance	588
Other	1,508

Total expenses	$10,891

        Expenses for the nine month period ended September 30, 2010 reflect growth in the Company during the year as we invested the proceeds from our IPO and began to use borrowings to increase our investment capacity. During the first quarter of 2010, PCM waived its claim to reimbursement of approximately $500,000 of shared overhead costs. Accordingly, those expenses are not included in the total for the nine month period.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency subprime, Alt-A and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 0.9 years. We acquired these securities to provide a higher yield than we earn with our short-term money market investment pending reinvestment in suitable pools of mortgage loans or mortgage-related assets.

        The following is a summary of our portfolio of MBS as of the dates presented:

	September 30, 2010					December 31, 2009
			Average					Average
	Fair value	Principal	Life (years)	Coupon	Yield	Fair value	Principal	Life (years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency subprime	$106,501	$109,919	0.80	0.51%	4.92%	$39,522	$41,944	0.82	0.37%	9.08%
Non-Agency Alt-A	18,476	19,098	1.40	5.30%	9.17%	27,060	28,416	1.57	5.13%	9.08%
Non-Agency prime jumbo	12,072	12,043	1.48	2.99%	3.55%	17,189	17,452	1.42	3.43%	4.34%

	$137,049	$141,060	0.94	1.37%	5.38%	$83,771	$87,812	1.18	2.52%	8.11%

        At December 31, 2009, our mortgage loan portfolio had no nonperforming loans. Because of our acquisitions during the nine months ended September 30, 2010, 76% of our mortgage loan portfolio is now comprised of nonperforming loans. Following is a summary of the distribution of our non-correspondent lending mortgage loans at fair value at September 30, 2010:

	Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollar amounts in thousands)
Fixed	$38,777	16%	7.05%	$69,429	29%	7.15%
ARM/Hybrid	17,731	7%	4.64%	111,812	47%	6.26%
Interest rate step-up	1,646	1%	2.55%	229	0%	6.73%
Balloon	63	0%	9.94%	477	0%	7.61%

	$58,217	24%	6.11%	$181,947	76%	6.60%

	Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate
1st lien	$58,212	24%	6.11%	$181,947	76%	6.60%
2nd lien	—	0%		—	0%
Unsecured	5	0%	0.00%	—	0%

	$58,217	24%	6.11%	$181,947	76%	6.60%

	Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Owner occupied	$50,450	21%	6.01%	$138,521	58%	6.56%
Investment property	7,691	3%	6.70%	42,928	18%	6.72%
Other	76	0%	6.50%	498	0%	6.85%

	$58,217	24%	6.11%	$181,947	76%	6.60%

	Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 12 months	$5	0%	0.00%	$—	0%
12 - 35 months	15,194	6%	7.54%	26,956	11%	6.49%
36 - 59 months	25,667	11%	5.73%	89,482	37%	6.90%
60 months or more	17,351	7%	5.47%	65,509	28%	6.10%

	$58,217	24%	6.11%	$181,947	76%	6.60%

	Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 600	$27,238	11%	5.96%	$117,010	49%	6.73%
600 - 649	13,189	5%	6.46%	24,336	10%	6.65%
650 - 699	10,540	4%	6.28%	18,443	8%	6.07%
700 - 749	5,947	3%	5.62%	16,353	7%	6.45%
750 or greater	1,303	1%	6.39%	5,805	2%	5.78%

	$58,217	24%	6.11%	$181,947	76%	6.60%

	Performing Loans			Nonperforming Loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 80%	$13,974	6%	6.17%	$25,647	11%	6.49%
80% - 99.99%	13,618	5%	6.71%	35,024	14%	6.39%
100% - 119.99%	11,874	5%	6.25%	40,044	17%	6.51%
120% or greater	18,751	8%	5.70%	81,232	34%	6.69%

	$58,217	24%	6.11%	$181,947	76%	6.60%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate
California	$10,607	4%	4.59%	$50,633	21%	5.86%
Florida	3,043	1%	6.10%	19,006	8%	6.84%
Illinois	4,137	2%	6.13%	10,587	4%	6.53%
New York	3,630	2%	6.27%	13,756	6%	6.86%
Other	36,800	15%	6.64%	87,965	37%	6.95%

	$58,217	24%	6.11%	$181,947	76%	6.60%

	Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Current	$44,067	18%	6.14%	$—	0%
30 days delinquent	8,926	4%	5.80%	—	0%
60 days delinquent	5,224	2%	6.33%	—	0%
90 days or more delinquent	—	0%		90,301	38%	6.45%
In foreclosure	—	0%		91,646	38%	6.73%

	$58,217	24%	6.11%	$181,947	76%	6.60%

        Following is a summary of the distribution of our mortgage loan holdings, all of which were considered performing loans, at December 31, 2009:

Loan type	Fair value	% total	Average note rate
	(dollar amounts in thousands)
Fixed	$24,533	94%	8.15%
ARM/Hybrid	1,454	6%	7.89%
Balloon	59	0%	9.94%

	$26,046	100%	8.14%

Lien position	Fair value	% total	Average note rate
1st lien	$26,046	100%	8.14%
2nd lien	—	0%

	$26,046	100%	8.14%

Occupancy	Fair value	% total	Average note rate
Owner occupied	$21,890	84%	8.10%
Investment property	4,156	16%	8.32%
Second property	—	0%

	$26,046	100%	8.14%

Loan age	Fair value	% total	Average note rate
Less than 12 months	$121	0%	5.54%
12 - 35 months	25,466	98%	8.15%
36 - 60 months	459	2%	8.13%

	$26,046	100%	8.14%

Origination FICO score	Fair value	% total	Average note rate
Less than 600	$8,174	31%	8.58%
600 - 649	8,702	33%	8.23%
650 - 699	6,111	24%	7.88%
700 - 749	2,260	9%	7.12%
750 or greater	799	3%	6.77%

	$26,046	100%	8.14%

Current loan-to-value(1)	Fair value	% total	Average note rate
Less than 80%	$3,587	14%	7.96%
80% - 99.99%	5,401	21%	8.37%
100% - 119.99%	6,669	25%	8.19%
120% or greater	10,389	40%	8.07%

	$26,046	100%	8.14%

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

        Following is a summary of the geographic concentrations by state of our portfolio of real estate acquired in settlement of loans as of the dates presented:

			December 31, 2009
	September 30, 2010
			Fair value
	Fair value	% total		% total
California	$10,360	40%	$—
Arizona	2,206	8%	—
Florida	1,601	6%	—
Maryland	1,049	4%	—
Colorado	907	3%	—
Other	9,989	39%	—

	$26,112	100%	$—

Cash Flows

        Our cash flows resulted in a net increase in cash of $25.1 million during the nine months ended September 30, 2010. The positive cash flows arose primarily due to cash provided by financing activities exceeding cash used by investing and operating activities. Cash used by operating activities totaled $27.7 million during the nine months ended September 30, 2010. This use of cash was primarily due to the growth of principal and interest payments receivable relating to our mortgage loans at fair value. This growth reflects the growth in our mortgage loan portfolio during the period. Principal and interest receivable are generally collected in the month following the month in which they are recognized.

        Net cash used by investing activities was $57.4 million for the nine months ended September 30, 2010. This use of cash reflects the conversion of our money market investment to mortgage loans and MBS and supplementation of the cash raised in our IPO with borrowings in the form of securities sold under agreements to repurchase to finance additional purchases of loans and MBS. The Company purchased MBS, mortgage loans and real estate acquired in settlement of loans and MBS with fair values of $89.2 million, $270.8 million and $1.2 million, respectively, during the nine month period. Approximately 52% of the Company's investments (comprised of non-correspondent lending mortgage loans, MBS and real estate acquired in settlement of loans) were nonperforming assets as of September 30, 2010. Nonperforming assets include mortgage loans delinquent 90 or more days and real estate acquired in settlement of loans. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the period, we transferred $31.8 million of mortgage loans to real estate acquired in settlement of loans and realized cash proceeds from the sale of real estate acquired in settlement of loans totaling $7.8 million.

        Net cash provided by financing activities was $110.1 million for the nine months ended September 30, 2010. These funds were procured to finance the acquisition of additional loans and MBS. As discussed below in Liquidity and Capital Resources, our Manager is evaluating and pursuing additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities.

        During the nine months ended September 30, 2010, and continuing through the date of this Report we have invested all of the equity we raised in our August 4, 2009 initial offerings as summarized below:

(in thousands)
Acquisitions through December 31, 2009	$119,095
Purchases during the nine months ended September 30, 2010:
Mortgage loans, net of subsequent sales(1)	267,906
Mortgage-backed securities	89,217
Real estate acquired in settlement of loans	1,238

Total acquisitions through September 30, 2010	477,456
Acquisitions completed after September 30, 2010	—
Commitments made after September 30, 2010(2)	222,000

Total investments committed through the date of this Report	$699,456

(1)
Amount excludes mortgage loans purchased for subsequent sale.

(2)
Based on preliminary allocations. The final allocations will be determined based upon the composition of the final pools of loans purchased and the availability of investable funds among the entities managed by PCM. The pending transactions are subject to continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition, and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        Our Manager completed investment of the proceeds from our IPO during the nine months ended September 30, 2010. During the quarter ended September 30, 2010, we financed most of our acquisitions of loans and MBS through sales of securities under agreements to repurchase and, to a lesser extent, through the cash flows from repayment or liquidation of our existing investments in loans and MBS.

        Our Manager is exploring a variety of additional means of financing our continued growth, including debt financing through bank warehouse lines of credit, additional repurchase agreements, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

        As of September 30, 2010, our debt financing consists of short-term borrowings in the form of the sale of securities under agreements to repurchase. These transactions mature between October 13, 2010 and December 30, 2010, provide for sale to major financial institution counterparties of MBS in our investment portfolios at advance rates of 80-85% of the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at terms of either three weeks or three months, depending on the facility under which the securities are sold. We have refinanced the maturing transactions under these agreements by renewing the agreements at maturity.

        At September 30, 2010, we financed $137.0 million of MBS, or approximately 34% of our investments in non-correspondent lending loans, MBS and real estate acquired in settlement of loans. Accordingly, repurchase agreements represent a significant source of funding for our investment portfolio. The amount we are able to borrow under our repurchase agreements is tied to the fair value of the MBS securing those agreements. We are subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS securing those agreements decreases.

        During the quarter and nine months ended September 30, 2010, the average balance outstanding under agreements to repurchase was $67.6 million and $22.8 million, respectively, and the maximum daily amount outstanding under the agreements to repurchase was $121.0 million. The difference between the maximum daily amount outstanding and the average was due to the newness of the repurchase facilities and our continuing investments during the period.

        On November 2, 2010, we entered into a master repurchase agreement, pursuant to which two of our wholly-owned subsidiaries may sell, and later repurchase, certain distressed assets in an aggregate principal amount of up to $100 million. Also on November 2, 2010, we entered into a master repurchase agreement, pursuant to which our taxable REIT subsidiary may sell, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $75 million. Both of these arrangements are discussed in greater detail below in Item 5, Other Information of this Report.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of the date of this Report, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of the date of this Report, our on-balance sheet contractual obligations are limited to $116.1 million of agreements to repurchase securities sold with maturities between October 13, 2010 and December 30, 2010. All agreements to repurchase that matured between September 30, 2010 and the date of this Report have been renewed and are described in Note 9—Securities Sold Under Agreements to Repurchase in the accompanying financial statements.

        As of the date of this Report, we have an outstanding commitment to purchase mortgage loans with estimated fair values totaling $222.0 million. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition and there can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

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

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. During the nine month period ended September 30, 2010, we invested a substantial portion of our investable funds into nonperforming loans. At September 30, 2010, we held nonperforming loans with an estimated fair value of $181.9 million, or 76% of the estimated fair value of our non correspondent lending loans. These investments significantly changed the risk profile of our invested assets.

        Due to the change in risk profile of our mortgage loan portfolio, we shifted the way we measure fair value sensitivity for our investment in mortgage loans from an approach that emphasizes fair value sensitivity to changes in interest rates to an approach that emphasizes fair value sensitivity to changes in real estate values. Our mortgage loan investment portfolio previously was comprised of performing mortgage loans. Our mortgage loan acquisitions during the nine month period ended September 30, 2010, included approximately 76% nonperforming loans (i.e. mortgage loans delinquent 90 days or more). Accordingly, we have determined that our mortgage loan portfolio is now more sensitive to changes in the values of the real estate underlying the mortgage loans than to changes in interest rates. Generally, in a real estate market where values are rising or are expected to rise, the fair value of our mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, mortgage loan values would be expected to decrease.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of September 30, 2010, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$211,626	$221,293	$230,819	$249,230	$257,998	$260,482
Change in fair value:
$	$(28,538)	$(18,871)	$(9,345)	$9,066	$17,834	$26,318
%	-11.88%	-7.86%	-3.89%	3.78%	7.43%	10.96%

        We believe that our current investments in MBS remain generally sensitive to changes in interest rates due to our present portfolio of investments in MBS being comprised of presently cash flowing bonds with short expected lives. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase. However, we now evaluate the effect of interest rate shifts on bond valuations using a "constant yield" assumption rather than a "constant spread" assumption. These approaches differ in that, with a "constant spread" assumption, the spread to the discount curve in the base case is kept constant across interest rate scenarios, affecting both the projected cashflows and the implied return requirement of investors; with a "constant yield" assumption, the total yield of the bond is kept constant in the valuations across interest rate scenarios while projected cashflows change.

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

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of September 30, 2010, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
Fair value	$136,760	$136,751	$136,788	$137,407	$137,793	$138,353
Change in fair value:
$	$(289)	$(298)	$(261)	$358	$744	$1,304
%	-0.21%	-0.22%	-0.19%	0.26%	0.54%	0.95%

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

(1)
Restated to reflect the "constant yield" approach to evaluating interest rate sensitivity.

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

  •
  incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

  •
  the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

  •
  increased rates of delinquency, default and/or decreased recovery rates on our investments;

  •
  our ability to foreclose on our investments in a timely manner or at all;

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

  •
  the Dodd-Frank Wall Street Reform and Consumer Protection Act and any other legislative and regulatory changes that impact the business, operations or governance of publicly-traded companies;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item, the information set forth on pages 43 to 45 of this Report is incorporated herein by reference.

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

Internal Control over Financial Reporting

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2010, we were not involved in any such proceedings, claims or legal actions that would have a material adverse effect on us.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, except for the addition of the following risk factors:

         Our inability to promptly foreclose upon defaulted mortgage loans could increase our cost of doing business and/or diminish our expected return on investments.

        Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability, through PLS, to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process. These factors include, without limitation: federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and continued declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

        In addition, certain issues, including "robo-signing," have been identified recently throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. A substantial portion of our investments are nonperforming mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. While we have obtained assurances from PLS about its own practices relative to foreclosure proceedings and its proper use of affidavits, there can be no assurance that similar practices have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments.

         Compliance with changing regulation of corporate governance and public disclosure will result in increased compliance costs and pose challenges for our management team.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and the rules and regulations promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the compliance requirements, costs and risks associated with accessing the U.S. public markets. Our management team will need to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

        Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us and, more generally, the financial services and mortgage industries. Additionally, we cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our financial condition and results of operations.

         We leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

        To the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments through repurchase agreements. In addition, subject to market conditions and availability, we may in the future utilize other sources of borrowings, including bank credit facilities and structured financing arrangements, among others. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distributions to shareholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

        Further, bank credit facility providers and repurchase agreement providers may require us to maintain a certain amount of uninvested cash or to set aside unlevered assets sufficient to maintain a specified liquidity position, which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our investments as fully as we would choose, which could reduce our return on investments. In the event that we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly and we could be forced to sell additional investments at a loss.

         We are subject to the risks inherent in the use of repurchase agreements.

        When we enter into repurchase agreements, we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). We could also lose money on a repurchase agreement if the value of the underlying assets has declined as of the end of the term of the agreement, as we would have to repurchase the assets for their initial value but would receive assets worth less than that amount. In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Additionally, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. Further, if we default on one of our obligations under a repurchase agreement, the lender may be able to terminate the transaction and cease entering into any other repurchase transactions with us. Repurchase agreements may contain cross-default provisions, so that if a default occurs under any one agreement, the lenders under our other agreements could also declare a default. Any losses we incur on our repurchase agreements could adversely affect our earnings and thus our cash available for distribution to our shareholders.

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

        From the completion of these offerings through September 30, 2010, we purchased $182.3 million of MBS, $294.0 million of mortgage loans and $1.2 million of real estate acquired in settlement of loans. During the period from September 30, 2010 through the date of this Report, PCM committed to additional purchases on our behalf of mortgage loans for a price of approximately $222.0 million. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition. There can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all. At September 30, 2010, we had substantially reinvested the proceeds from the offerings.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    [Reserved]

Item 5.    Other Information

        On November 2, 2010, we entered into a master repurchase agreement with Wells Fargo Bank, N.A. ("WFB"), pursuant to which two of our wholly-owned subsidiaries may sell, and later repurchase, certain distressed assets in an aggregate principal amount of up to $100 million (the "NPL Facility").

The NPL Facility is committed for a period of 364 days and the obligations of these subsidiaries are fully guaranteed by PMT.

        Under the terms of the NPL Facility, (i) PennyMac Mortgage Investment Trust Holdings I, LLC ("PMITH"), our qualified REIT subsidiary, may sell to WFB eligible nonperforming mortgage loans and participation interests in certificated real estate mortgage investment conduits that hold nonperforming mortgage loans ("Participations"), and (ii) PennyMac Corp. ("PMC"), our taxable REIT subsidiary, may sell to WFB eligible nonperforming mortgage loans and equity interests (the "SPE Entity Interest") in a special purpose entity that owns real property acquired upon settlement of mortgage loans ("REO Property"). The principal amount paid by WFB is based on a percentage of the market value of the mortgage loans, the mortgage loans underlying the Participations, or the REO Property underlying the SPE Entity Interest (each, a "Facility Asset"), as applicable. The mortgage loans and real property are serviced by PLS pursuant to the terms of the NPL Facility.

        Upon our repurchase, or the sale, securitization or liquidation, of a Facility Asset, we are required to repay WFB the principal amount related to such Facility Asset plus accrued interest (at a rate reflective of the current market and based on LIBOR plus a margin) to the date of such repurchase, sale, securitization or liquidation. We are also required to pay WFB a fee for the structuring of the NPL Facility, as well as certain other administrative costs and expenses in connection with WFB's structuring, management and ongoing administration of the NPL Facility.

        The NPL Facility contains margin call provisions that provide WFB with certain rights where there has been both (a) the occurrence of one or more trigger events, which are based on aging timelines, repurchase volume, sale and disposition volume, and other criteria, and (b) a decline in the market value of the purchased mortgage loans and Participations. Under these circumstances, WFB may require PMITH and/or PMC to transfer cash or additional eligible mortgage loans or Participations with an aggregate market value in an amount sufficient to eliminate any margin deficit resulting from such a decline.

        The NPL Facility and the related guaranty require PMT to maintain various financial and other covenants, which include maintaining (i) a minimum tangible net worth of $265 million, plus 75% of the aggregate net proceeds received by it in connection with future equity issuances, (ii) a minimum of $5 million in unrestricted cash and cash equivalents, and (iii) a maximum ratio of total liabilities to tangible net worth of less than 3:1. The NPL Facility also requires PLS to maintain certain financial covenants.

        In addition, the NPL Facility contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the NPL Facility and the liquidation by WFB of the Facility Assets then subject to the NPL Facility.

        The foregoing description of the NPL Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the master repurchase agreement and our related guaranty, which have been filed with this Report as Exhibits 10.11 and 10.12, respectively.

        On November 2, 2010, we entered into a master repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), pursuant to which PMC may sell, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $75 million (the "Loan Repo Facility"). The Loan Repo Facility will be used to fund newly originated mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization. The Loan Repo

Facility is committed for a period of 364 days and the obligations of PMC are fully guaranteed by PMT and our Operating Partnership.

        The principal amount paid by CSFB for each eligible mortgage loan is based on a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loans. Upon our repurchase of a mortgage loan, we are required to repay CSFB the principal amount related to such mortgage loan plus accrued interest (at a rate reflective of the current market and based on CSFB's cost of funds plus a margin) to the date of such repurchase. We are also required to pay CSFB a commitment for the Loan Repo Facility, as well as certain other administrative costs and expenses in connection with CSFB's structuring, management and ongoing administration of the Loan Repo Facility.

        The Loan Repo Facility contains margin call provisions that provide CSFB with certain rights in the event of a decline in the market value of the purchased mortgage loans. Under these provisions, CSFB may require PMC to transfer cash or additional eligible mortgage loans with an aggregate market value in an amount sufficient to eliminate any margin deficit resulting from such a decline.

        The Loan Repo Facility requires PMC to maintain various financial and other covenants, which include maintaining (i) a minimum tangible net worth of $65 million, plus 50% of its positive quarterly net income for the prior quarter, (ii) a minimum of $7.5 million in unrestricted cash and cash equivalents, (iii) a maximum ratio of total liabilities to tangible net worth of less than 10:1, and (iv) profitability during any rolling three month period.

        The Loan Repo Facility also requires PMT to maintain various financial and other covenants, which include maintaining (i) a minimum tangible net worth of $300 million, and (ii) a minimum of $10 million in unrestricted cash and cash equivalents.

        In addition, the Loan Repo Facility contains events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of covenants and/or certain representations and warranties, cross-defaults, guarantor defaults, material adverse changes, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The remedies for such events of default are also customary for this type of transaction and include the acceleration of the principal amount outstanding under the Loan Repo Facility and the liquidation by CSFB of the mortgage loans then subject to the Loan Repo Facility.

        The foregoing description of the Loan Repo Facility and the related guaranty by PMT and our Operating Partnership do not purport to be complete and are qualified in their entirety by reference to the full text of the master repurchase agreement and related guaranty, which have been filed with this Report as Exhibits 10.13 and 10.14, respectively.

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
10.11	Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.12	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association.
10.13	Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.14	Guaranty by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: November 8, 2010	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: November 8, 2010	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer and Treasurer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
September 30, 2010

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
10.11	Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.12	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association.
10.13	Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.14	Guaranty by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.