Form 10-K
period 2010-12-31
PennyMac Mortgage Investment Trust
filed 2011-03-07
CIK 1464423

Use these links to rapidly review the document

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the registrant's common shares of beneficial interest, $0.01 par value ("common shares") held by non-affiliates was $262,357,409 based on the closing price as reported on the New York Stock Exchange on that date.

         As of March 3, 2011, there were 27,762,843 common shares of PennyMac Mortgage Investment Trust outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2011 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-K
December 31, 2010

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Annual Report on Form 10-K ("Report") contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as "may," "will," "should," "potential," "intend," "expect," "seek," "anticipate," "estimate," "approximately," "believe," "could," "project," "predict," "continue," "plan" or other similar words or expressions.

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

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risk factors, as well as the risks and uncertainties discussed elsewhere in this Report and any subsequent Quarterly Reports on Form 10-Q.

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

  •
  changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

  •
  continued declines in residential real estate and significant changes in U.S. housing prices and/or activity in the U.S. housing market;

  •
  the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

  •
  our success in winning bids to acquire loans;

  •
  the concentration of credit risks to which we are exposed;

  •
  the degree and nature of our competition;

  •
  changes in personnel and lack of availability of qualified personnel;

  •
  our dependence on our manager, PNMAC Capital Management, LLC, or PCM, potential conflicts of interest with PCM and its affiliated entities, and the performance of such entities;

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

  •
  our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

  •
  our ability to comply with various federal, state and local laws and regulations that govern our business;

  •
  developments in the secondary markets for our mortgage loan products;

  •
  legislative and regulatory changes that impact the mortgage loan industry or housing market;

  •
  changes in regulations or the occurrence of other events that impact the business, operations or prospects of government-sponsored entities such as Fannie Mae or Freddie Mac;

  •
  the Dodd-Frank Wall Street Reform and Consumer Protection Act and any other legislative and regulatory changes that impact the business, operations or governance of publicly-traded companies;

  •
  changes in government support of homeownership;

  •
  changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of real estate investment trusts, or REITs, or the exclusions from registration as an investment company);

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

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report for the year ended December 31, 2010. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption "Risk Factors" and elsewhere in this Report. References in this Report to "we," "our," "us," "PMT," or the "Company" refer to PennyMac Mortgage Investment Trust and its consolidated subsidiaries, unless otherwise indicated.

Our Company

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and began operations on August 4, 2009. We are managed by PNMAC Capital Management, LLC ("PCM" or our "Manager"), a wholly-owned subsidiary of Private National Mortgage Acceptance Company, LLC ("PNMAC" or "PennyMac") and a Securities and Exchange Commission ("SEC")-registered investment adviser that specializes in, and focuses on, residential mortgage assets. Most of the loans we hold in our investment portfolio are serviced on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC ("PLS" or our "Servicer").

        We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P., which we refer to as our operating partnership, and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our operating partnership.

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the mortgage market. We are presently focused on investing in the historically large volume of distressed mortgage loans currently outstanding and serving as a conduit for the acquisition, pooling and sale or securitization of newly originated mortgage loans. The PennyMac organization was designed specifically to address the opportunities created in the markets for residential mortgage assets.

        Our primary focus is on investing in distressed residential mortgage loans. We invest in distressed mortgage loans at discounts to their unpaid principal balances. We then seek to maximize the value of the mortgage loans that we acquire based on whether the acquired loans are performing or nonperforming. The objective for performing loans is value enhancement through effective "high touch" servicing, which is based on significant levels of borrower outreach and contact, and the ability to implement long-term, sustainable loan modification and restructuring programs that keep borrowers in their homes. For both performing and nonperforming loans we use loan modification programs (such as the U.S. Department of Housing and Urban Development's Home Affordability Modification Program, or "HAMP"), special servicing and other initiatives focused on keeping borrowers in their homes. We expect these methods to increase our portfolio of performing loans, reduce default rates and enhance the value of loans in our portfolio. Once we have improved the credit quality of a loan, we intend to monetize the enhanced value through various disposition strategies. We believe that by using these methods, we can provide borrowers with long-term solutions that address their willingness and ability to pay their mortgage loans. Alternatively, for nonperforming loans and real estate assets, the ability to effect property resolution in a timely, orderly and economically efficient manner is essential to generating attractive returns.

        Our Manager specializes in acquiring distressed residential mortgage assets that are sold by financial institutions including banks, thrifts, and non-bank mortgage lenders. Since late 2009, our

Manager has seen substantial volumes of nonperforming residential mortgage loans available for purchase from certain U.S. banks at significant discounts to their unpaid principal balances. Our Manager believes that there are several reasons these banks are motivated to sell nonperforming loans, including the following: the ability to release capital tied to nonperforming loans and generate higher returns by investing in other assets; the ability to relieve strain on their operations required to manage nonperforming loans and real estate acquired in settlement of loans; the ability to reduce the percentages of their assets that are nonperforming, which is a key measure monitored by the banks' regulators, investors, and other stakeholders; and the ability for these banks to manage perceptions of the continued drag on their overall performance from legacy distressed assets through controlled sales of nonperforming assets.

        We believe that there is a need for mortgage originators, particularly among smaller lenders, to find outlets for government and government-sponsored entity ("GSE") eligible loans and jumbo loans, or to achieve liquidity through other means. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under GSE guidelines. We believe that PCM can utilize its expertise and relationships to capitalize on these opportunities on our behalf. These opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for (a) sale to participating GSEs such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and the (b) securitization through Government National Mortgage Association ("Ginnie Mae") (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). The opportunities also include the purchase and sale or securitization of jumbo conventional loans underwritten to GSE guidelines. Our Manager, PCM, has built a conduit operation to enable us to pursue these opportunities.

        We have elected to be taxed as a real estate investment trust ("REIT") for U.S. federal income tax purposes and we intend to maintain our exclusion from regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Therefore, we are required to invest a substantial majority of our assets in loans secured by real estate and in real estate related assets. Subject to maintaining our REIT qualification and our Investment Company Act exclusion, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

        As our Manager, PCM conducts activities including developing our investment strategies, sourcing and acquiring mortgage loans and mortgage-related assets for our investment portfolio, and developing the appropriate approach to be taken by PLS for each loan as it performs its specialty servicing. As our loan servicer, PLS services the mortgage loans we acquire, performs traditional servicing and workout activities, and executes the portfolio strategies developed by PCM. As part of its execution of PCM's portfolio strategy, PLS may modify or refinance loans in our investment portfolio and originate loans to finance the sale of real estate we acquire in settlement of our loans.

        Our internet address is www.pennymacmortgageinvestmenttrust.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Manager and Our Servicer

        We are externally managed and advised by PCM pursuant to a management agreement. PCM was established in March 2008 and is an SEC-registered investment adviser that specializes in, and focuses on, residential mortgage loans. PCM also serves as the investment manager to two private fund vehicles, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. PCM managed assets totaling approximately $1.2 billion, including our assets, which totaled $589.1 million, as of December 31, 2010.

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

        We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary servicing and special servicing for our portfolio of residential mortgage loans. PLS's loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of real estate acquired in settlement of loans and financings to facilitate such sales. Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other specialty servicers.

        The workout-oriented servicing platform of PLS includes significant borrower contacts, which we refer to as "high touch," and is designed to enable us to effectively implement programs that address borrower needs and maximize the value of our portfolio. PLS was established in February 2008 and also provides primary servicing and special servicing to the PennyMac funds and entities in which they have invested as well as third parties. PLS acted as the servicer for loans with an aggregate unpaid principal balance of approximately $5.4 billion as of December 31, 2010.

        Our Manager's senior management team has extensive experience in the residential mortgage industry and expertise across each of the critical capabilities that we believe is required to successfully acquire and manage both performing and nonperforming mortgage loans, including sourcing, valuation, due diligence, portfolio strategy, servicing (including modification and refinance fulfillment of outstanding loans and acquisition and liquidation of properties securing settled mortgage loans) and secondary marketing of restructured and re-performing loans. Our senior management team is supported by a dedicated team of employees at PLS and PCM.

        We have no employees, and we do not pay our officers any cash compensation. Rather, under the management agreement, we pay PCM management fees quarterly in arrears, which include a "base" component and an "incentive" component. We pay PLS fees for servicing our loans, and we reimburse PCM and its affiliates for certain direct costs incurred on our behalf and for certain overhead expenses.

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

  •
  The performance incentive fee is calculated at the rate of 20% per year of the amount by which "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate."

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

Investment Strategy

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We seek to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances.

        We seek to maximize the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, we seek to effect property resolution in a timely, orderly and economically efficient manner. We also invest in mortgage-related securities and other mortgage-related, real estate and financial assets. It is anticipated that a substantial portion of our investments will not be rated by any rating agency.

        The pools of loans that we acquire consist primarily of U.S. residential mortgage loans. These loans may be performing or nonperforming and of varying credit quality, including subprime, Alt-A and prime. PCM, in its sole discretion, and in accordance with its policies and procedures, determines the composition of our portfolio of loans, including its size, loan types and credit quality.

        We rely on PCM's expertise in identifying pools of distressed mortgage loans and other assets for acquisition. PCM's sourcing and evaluation processes for potential acquisitions of residential mortgage loans and for mortgage-related assets are substantially similar. PCM makes investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, market risk, portfolio diversification, liquidity and availability and terms of financing, as well as maintaining our REIT qualification and our exclusion from registration under the Investment Company Act. The evaluation process with respect to residential mortgage-backed securities ("RMBS") and other mortgage-backed securities ("MBS") also includes relative value analyses based on yield, credit rating, average life, effective duration, option-adjusted spreads, prepayment assumptions and credit expectations. Investment decisions with regard to the acquisition or disposition of any of our targeted assets are made by PCM's investment committee. Our assets are not subject to any geographic diversification or concentration limitations except that we are concentrated in residential mortgage-related investments. We have established no limitations on the maturity, duration or credit rating of our assets.

        PCM and its affiliates evaluate new opportunities based on their relative expected returns compared to comparable assets held in our portfolio. We re-evaluate our investment strategy as market conditions change with a view toward maximizing the returns from our investment portfolio and identifying dislocations and opportunities in the mortgage market.

Targeted Asset Classes

        We invest primarily in residential mortgage loans and mortgage-related assets. Based on current market conditions, our primary focus initially is on distressed mortgage loans. Our targeted asset classes and the principal investments we expect to make in each class are as follows:

Asset class	Principal investments
Residential Mortgage Loans	• Newly originated mortgage loans
• Seasoned performing and nonperforming residential mortgage loans
Residential Mortgage-Backed Securities	• Non-U.S. government Agency RMBS, including investment-grade, non-investment grade classes and non-rated classes
• U.S. government Agency RMBS
Other assets and other MBS	• Mortgage servicing rights
• Mortgage-related derivatives, including, but not limited to, credit default swaps, options, futures and derivatives on MBS
• Hedging instruments that include U.S. Treasury securities, options and futures
• Commercial mortgage-backed securities ("CMBS")
• Real estate assets
• Policies, instruments and agreements related to mortgage insurance or reinsurance risk

        Over time, our targeted asset classes may change as a result of changes in the opportunities that are available in the market, among other factors. We may not invest in certain of the investments described above if we believe those types of investments will not provide us with attractive opportunities or if we believe other types of our targeted assets provide us with better opportunities.

Our Portfolio

        During the period from August 4, 2009 (commencement of operations) to December 31, 2010, we purchased $184.2 million of MBS, $443.3 million of mortgage loans and $1.2 million of real estate acquired in settlement of loans. During the period from December 31, 2010 through the date of this Report, PCM has committed to purchases of loans on our behalf at purchase prices totaling approximately $297.4 million. Purchases in the amount of $244.6 have been completed; two pending transactions are subject to continuing due diligence and customary closing conditions, and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        Following is a summary of our acquisitions of mortgage investments for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(in thousands)
Mortgage-backed securities	$91,141	$93,049
Distressed mortgage loans:(1)(2)(3)
Performing	33,745	26,046
Nonperforming	383,466	—

	417,211	26,046

Real estate acquired in settlement of loans	1,238	—

	$509,590	$119,095

(1)
Performance status as of the date of acquisition.

(2)
$407.0 million of our distressed asset purchases during the year ended December 31, 2010 and subsequent purchases through the date of this Report totaling $244.6 million were acquired from one large financial institution. The Company also has a pending purchase in the amount of $34.0 million from that institution as of the date of this Report. The pending transaction is subject to continuing due diligence and customary closing conditions, and there can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

(3)
Amount excludes $43.8 million of purchases of loans for immediate resale.

        Our portfolio of mortgage investments were as follows as of the dates presented:

	December 31,
	2010	2009
	(in thousands)
Correspondent lending loans	$3,966	$—
Mortgage-backed securities	119,872	83,771
Distressed mortgage loans:
Performing	86,242	26,046
Nonperforming	278,008	—

	364,250	26,046

Real estate acquired in settlement of loans	29,685	—

	$517,773	$109,817

        During the period from August 4, 2009 (commencement of operations) through December 31, 2010, PCM has encountered a relatively higher volume of available nonperforming mortgage loan portfolios and more attractive risk-adjusted trading levels for the pools that have been marketed. Therefore, our acquisitions have been primarily comprised of nonperforming loans rather than distressed performing loans. PCM has worked to expand our sources of assets to position us for when the mortgage market converges to more active origination and securitization levels and delinquency and foreclosure levels reduce to closer to historical levels, including:

  •
  developing a mortgage conduit whereby we will acquire newly originated loans from small mortgage lenders, sell the loans to an Agency or other third party or otherwise pool those loans into MBS, sell the resulting securities into the MBS markets and invest in the mortgage servicing rights ("MSRs") and certain of the securities created in the sale or securitization transactions; and

  •
  pursuing investments in MSRs from liquidating and other entities. MSRs reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of mortgage loans. We believe investments in MSRs would allow us to capture attractive current returns by utilizing the capabilities and efficiencies of PLS.

        Our primary source of income during the year ended December 31, 2010 was income from our investments in mortgage loans—primarily resulting from payoffs of loans in our portfolio and appreciation in fair value of our nonperforming loans—supplemented by interest income on our performing loans and, to a lesser extent, interest income from our portfolio of MBS. During the period from August 4, 2009 (commencement of operations) to December 31, 2009, our primary source of income was interest on MBS, supplemented by interest on our temporary investment in a money market mutual fund.

Our Financing and Hedging Strategy

        As we have fully invested the proceeds of our initial public and concurrent offerings, we have pursued growth of our investment portfolio by using additional forms of financing. We have made borrowings in the form of sales of securities under agreements to repurchase, lines of credit secured by our nonperforming assets, and a line of credit to finance loans purchased through our correspondent lending activities. We use borrowings to finance our investments and not to speculate on changes in interest rates.

        The transactions relating to securities sold under agreements to repurchase mature before March 31, 2011 and provide for sale to major financial institution counterparties of MBS in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at terms of either three weeks or three months, depending on the facility under which the securities are sold. All transactions maturing before the date of this Report have been refinanced by renewing the agreements at maturity.

        During 2010, the Company entered into two master repurchase agreements with two money center banks totaling $225 million. These agreements are structured to finance investments in distressed mortgage assets, including nonperforming whole loans and real estate acquired in the settlement of loans. The Company's objective is to use these facilities to finance the aggregation of nonperforming loan investments pending sale, securitization or other structured financing or liquidation. After amending one of these facilities on February 25, 2011, the aggregate principal amount committed for borrowing under these two facilities is $350 million.

        During 2010, the Company also entered into a $75 million master repurchase agreement to fund newly originated prime mortgage loans purchased from correspondent lenders through our conduit.

        Our borrowings are made under agreements that include various covenants, including the maintenance of specified levels of cash, adjusted tangible net worth and overall leverage limits. Our ability to borrow under these facilities is limited by the amount of qualifying assets that we hold and that are eligible to be pledged to secure such borrowings.

        We are not otherwise required to maintain any specific debt-to-equity ratio, and we believe the appropriate leverage for the particular assets we finance depends on, among other things, the credit quality and risk of such assets. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our board of trustees has discretion to deviate from or change our financing strategy at any time.

        Subject to maintaining our qualification as a REIT and exclusion from registration under the Investment Company Act, we may hedge the interest rate risk associated with the financing of our portfolio and not for speculative purposes.

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

Investment Allocation Policy

        Investment opportunities in pools of mortgage loans that are consistent with our investment objectives, on the one hand, and the investment objectives of the PennyMac funds and other future entities or accounts managed by PCM, on the other hand, are allocated among us and the PennyMac funds and the other entities or accounts generally pro rata. This is based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us, the PennyMac funds and any other relevant entities or accounts, or by assigning opportunities among the relevant entities such that investments assigned among us, such funds, entities or accounts are fair and equitable over time; provided that PCM, in its sole discretion, may allocate investment opportunities in any other manner that it deems to be fair and equitable.

        In the case of the allocation of investment opportunities, PCM considers a number of factors. These factors include:

  •
  investment objectives or strategies for particular entities or accounts;

  •
  tax considerations of an entity or account;

  •
  risk or investment concentration parameters for an entity or account;

  •
  supply or demand for an investment at a given price level;

  •
  size of available investment;

  •
  cash availability and liquidity requirements for an entity or account;

  •
  minimum investment size of an entity or account;

  •
  relative size or "buying power" of an entity or account;

  •
  regulatory considerations, including the impact on an entity's status under the Investment Company Act, and, in our case, our REIT status; and

  •
  such other factors as may be relevant to a particular transaction.

        In the case of pro rata purchases of pools of loans where the pool is allocated among us and other entities or accounts, PCM, at the time of purchase, seeks to allocate the individual mortgage loans in the pools among us and the other entities or accounts such that the overall allocation of acquired mortgage loans in the pools will target reasonable symmetry with reference to, among other factors, the following:

  •
  unpaid principal balances;

  •
  delinquency status;

  •
  purchase price;

  •
  lien position;

  •
  expected cash flows;

  •
  geography; and

  •
  such other factors as may be relevant to a particular transaction.

        As the investment programs of the various entities and accounts managed by PCM change and develop over time, additional issues and considerations may affect PCM's and our allocation policy and PCM's and our expectations with respect to the allocation of investment opportunities among the various entities and accounts managed by PCM. Notwithstanding PCM's intention to effect fair and equitable allocations of investment opportunities, we expect that our performance will differ from the performance of the PennyMac funds and any other PennyMac-managed entity or account for many reasons, including differences in the legal or regulatory characteristics, or tax classification, of the entities or accounts or due to differing fee structures or the idiosyncratic differences in the outcome of individual mortgage loans.

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

Operating and Regulatory Structure

  REIT Qualification

        We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

        Even though we have elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is conducted through, and a portion of our income is earned in, our taxable REIT subsidiary ("TRS") that is subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs.

        If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders' equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our allowable income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

  Licensing

        We and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are also licensed, or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed. In jurisdictions in which neither we nor PLS is licensed, we do not conduct activity for which a license is required. Our failure or the failure by PLS to obtain any necessary licenses promptly, comply with applicable licensing laws or satisfy the various requirements or to maintain them over time could materially and adversely impact our business.

Competition

        We intend to achieve our investment objective largely by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. In acquiring mortgage assets, we compete with other mortgage REITs, specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities. A number of these competitors may also be focused on acquiring distressed mortgage loans, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger balance sheets and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships than we can.

        Current market conditions will likely attract more competitors, which would increase the competition for assets and sources of financing. Increased competition for assets may result in our accepting lower returns for acquisitions of residential mortgage loans and other assets or adversely influence our ability to "win" our bids for such assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

        In the face of this competition, we have access to PCM's professionals and their industry expertise, which may provide us with a competitive advantage and help us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS's special servicing expertise helps us to maximize the value of our residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Thus, not having a legacy portfolio may also enable us to compete more effectively for attractive investment opportunities. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

        We are managed by PCM pursuant to a management agreement. PLS provides servicing and special servicing for our portfolio of residential mortgage loans pursuant to a loan servicing agreement. All of our officers are employees of PCM or its affiliates. We have no employees. As of December 31, 2010, PennyMac had 232 employees. See Our Manager and Our Servicer.

Item 1A.    Risk Factors

Risks Associated with Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM, PLS and their resources and may not find suitable replacements if our management agreement with PCM is terminated and/or our loan servicing agreement with PLS is terminated.

        In accordance with our management agreement, we are externally advised and managed by PCM. We have no employees, and all of our officers are also employees of PCM or its affiliates. Among other matters, PCM supplies us with our senior management team, makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. As a result, we are completely reliant upon, and our success depends exclusively on, PCM's investment decisions, the advice of PCM's employees, the use of PCM's vendors and other resources, and the manner and extent to which PCM selects its vendors and allocates those resources to manage our business. No assurance can be given that PCM's strategies will be successful, that it will conduct complete and accurate due diligence or provide sound advice, or that it will act in our best interests with respect to the allocation of its resources to our business. Its failure to do any of the above, conduct its business in accordance with applicable laws and regulations or hold all licenses or registrations necessary to conduct its business as currently operated would materially and adversely affect our ability to continue to execute our business plan. In addition, the initial term of our management agreement only extends until August 4, 2012 (subject to annual automatic renewals for one-year terms), and it may be terminated earlier under certain circumstances.

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

PennyMac, the parent company of PCM and PLS, is undergoing significant growth and its development and integration of new operations may not be effective.

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

        For its services under our loan servicing agreement, PLS is entitled to base servicing fees that are competitive with those charged by specialty servicers and are calculated as a percentage of the unpaid principal balance of the mortgage loans in our portfolio. Because the base servicing fees are calculated on this basis, PLS's interests may not be aligned with ours with regard to loan modifications that would reduce the unpaid principal balances of our mortgage loans. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In addition, to the extent we participate in HAMP (or other similar mortgage loan modification programs), PLS will be entitled to retain any incentive payments made to it in connection with our participation therein. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair market value.

        On our behalf, PLS also refinances performing and nonperforming loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, we have agreed to pay PLS customary market-based origination fees of 1.0% of the unpaid principal balance of the loan plus $750. The amount of the origination fee is intended to reflect market rates and will be subject to review by our board of trustees from time to time. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender.

Termination of our management agreement is difficult and costly.

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

        Although we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas the PennyMac funds and other entities or accounts that PCM manages now or may manage in the future are not, or may not be, as applicable, so limited. In addition, PCM and/or the PennyMac funds and the other entities or accounts managed by PCM now or in the future may participate in some of our investments, which may not be the result of arm's length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

        In addition, PNMAC's strategic investors, BlackRock and Highfields Capital, each own 35% of PNMAC. Affiliates of each of BlackRock and Highfields Capital currently manage investment vehicles and separate accounts that may compete directly or indirectly with us. BlackRock and Highfields Capital are under no obligation to provide us with any financial or operational assistance, or to present opportunities to us for matters in which they may become involved. We may enter into transactions with BlackRock or Highfields Capital or with market participants with which BlackRock or Highfields Capital has business relationships, and such transactions and/or relationships could influence the decisions made by PCM with respect to the purchase or sale of assets and the terms of such purchase or sale. Such activities could have an adverse effect on the value of the positions held by us, or may result in BlackRock and/or Highfields Capital having interests adverse to ours.

If ownership interests held by PennyMac's strategic investors were transferred to a third party, this could result in a change in our objectives and cause us material harm.

        If either or both of BlackRock and Highfields Capital were to sell their ownership interests in PNMAC to a third party, that party might, subject to certain limitations, attempt to cause us to materially amend our investment policies, attempt to cause a sale or disposition of PCM and/or PLS or a change in the composition of PCM's professionals. A change in ownership could also cause a termination of our management agreement with PCM. If any of the foregoing were to occur, we could experience difficulty in making new investments and the value of our existing investments, our business, our results of operations and our financial condition could suffer materially. Additionally, we cannot predict the effect that any transfer in the ownership of PNMAC would have on the trading price of our common shares or our ability to raise capital or make investments in the future because such matters would depend to a large extent on the identity of the new owner and the new owner's intentions with regard to our business and affairs. As a result, the future of our company would be uncertain and the value of our investments, our results of operations and our financial condition could suffer.

Negative publicity and media attention involving Countrywide Financial Corporation and certain of its former officers could have an adverse impact on PennyMac and us.

        Certain of our and PennyMac's officers, including Stanford L. Kurland, our chairman and chief executive officer, are former employees of Countrywide Financial Corporation ("Countrywide"), which has been the subject of various investigations and lawsuits and ongoing negative publicity. We cannot assure you that any existing or future investigations, litigation or negative publicity involving Countrywide will not generate negative publicity or media attention for us or adversely impact us or PCM's and PLS's ability to conduct their respective businesses.

Risks Related to Our Business

We have a limited operating history and may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders. The supply of distressed residential mortgage loans will likely recede as the economy improves.

        We were organized in May 2009, commenced operations in August 2009 and have a limited operating history. There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make distributions to our shareholders. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and expected movement of home prices, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. We also face substantial competition in acquiring attractive investments.

        In addition, when the current conditions in the mortgage market, the financial markets and the economy stabilize and/or improve, the availability of distressed residential mortgage loans that meet our investment objectives and strategies will likely recede, which could reduce our ability to invest in distressed mortgage assets. In anticipation of this decline in the supply of potential investments, we are implementing conduit activities and continue to reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying dislocations and opportunities in the mortgage market, but there can be no assurance that any of our strategies will be successful.

We depend on PCM and its senior management team, the members of which have limited experience operating a REIT and maintaining exemption from the registration requirements under the Investment Company Act.

        Although PCM's senior management team has extensive experience in the mortgage industry and the management of residential mortgage loans, they have limited experience operating a REIT, which must comply with the numerous technical restrictions and limitations set forth in the Internal Revenue Code, and maintaining exemption from the registration requirements under the Investment Company Act.

As a result of difficult conditions in the financial markets and the economy generally, the risks to our business strategies are high and there are no assurances that we will be successful in implementing our business strategies.

        The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage market, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and unclear expectations for the economy and markets going forward. The residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns. There is no assurance that these conditions have stabilized or that they will not worsen. A continuation or increase in the volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our investments. Although we intend to purchase distressed mortgage loans at discounts to their unpaid principal balances, further deterioration in home prices or the value of our investments could require us to take charges that may be material.

The actions of the U.S. government, the Federal Reserve and the U.S. Treasury may adversely affect our business.

        The U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking various actions to address the recent financial crisis. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

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

        The U.S. government, through the Federal Housing Administration, or FHA, the FDIC and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to execute our business strategies.

The conservatorship of Fannie Mae and Freddie Mac, along with any changes in laws and regulations affecting the roles of Fannie Mae and Freddie Mac, may adversely affect our business.

        Due to increased market concerns about Fannie Mae and Freddie Mac's ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, the Federal Housing Finance Agency, or the FHFA, placed Fannie Mae and Freddie Mac into conservatorship. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that its actions will be adequate for their needs. If the actions are inadequate and/or pending repurchase requests by Fannie Mae and Freddie Mac to lenders prove unsuccessful, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. As a result, the future roles of Fannie Mae and Freddie Mac remain uncertain. They could be significantly reduced and the nature of the guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes a U.S. government Agency RMBS and could have broad adverse market implications. Such market implications are uncertain but could negatively affect the performance and market value of our investments.

We leverage our investments, which may adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

        We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments through repurchase agreements. When we enter into repurchase agreements, we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses.

        Some of the lenders under our repurchase agreements require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Certain of our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. In the event that we are unable to maintain these liquidity levels, we could be forced to sell additional investments at a loss and our financial condition could deteriorate rapidly.

        Our repurchase agreements to finance nonperforming loans and other distressed mortgage assets are complex and difficult to manage. This is due in part to the nature of the underlying assets securing the financing, which do not produce consistent cash flows and which require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these facilities could materially and adversely impact us.

        In addition, the repurchase agreements contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of facilities. The remedies for such events of default are also customary for these types of facilities and include the acceleration of the principal amount outstanding and the liquidation by the lender of the assets then subject to the respective facilities. If we default on one of our obligations under a repurchase agreement, the lender may be able to terminate the transaction, accelerate any amounts outstanding and cease entering into any other repurchase transactions with us. To the extent our repurchase agreements contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Any losses we incur on our repurchase agreements could materially and adversely affect our earnings, financial condition and our cash available for distribution to our shareholders.

        Subject to market conditions and availability, we may in the future utilize other sources of borrowings, including bank credit facilities and structured financing arrangements, among others. The percentage of leverage we employ varies depending on our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. We also own real estate acquired in settlement of loans ("REO"), for which there is currently limited financing available and no assurance of available financing in the future.

        Our governing documents contain no limitation on the amount of debt we may incur. Our return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to shareholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

As non-recourse long-term financing structures become available to us, such structures expose us to risks which could result in losses to us.

        We intend to use securitization and other non-recourse long-term financing for our investments to the extent available. In such structures, our lenders typically would not have a general claim against us as an entity, as opposed to our assets themselves. Prior to any such financing, we will seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we are subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or will not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Future issuances of debt securities, which would rank senior to our common shares upon our liquidation, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares for the purposes of making distributions, including liquidating distributions, may adversely affect the market price of our common shares.

        In order to grow our business, we may rely on additional equity issuances, which may rank senior and/or be dilutive to our shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

        Upon liquidation, holders of our debt securities and other loans and preferred shares will receive a distribution of our available assets before holders of our common shares. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and intend to issue additional, common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation through our establishment of an "at-the-market" equity program.

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

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest-earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. Changes in the level of interest rates also may affect our ability to make investments, the value of our investments and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell real estate acquired in settlement of loans. In addition, in the event we acquire mortgage servicing rights, decreasing interest rates may cause a large number of borrowers whose loans are being serviced by PLS to refinance, which may result in the loss of any such mortgage servicing business and associated write-downs of such mortgage servicing rights. Any such scenario could materially and adversely affect us.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

        We pursue hedging strategies to reduce our exposure to adverse changes in interest rates. Our hedging activity varies in scope based on the level of interest rates, the type of investments held, and other changing market conditions. However, while we enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus any hedging activity, while intended to limit losses, may materially and adversely affect our results of operations and cash flows.

Competition may limit the availability of desirable investments and result in reduced risk-adjusted returns.

        Our profitability depends, in part, on our ability to acquire our targeted investments at favorable prices. As described in greater detail elsewhere in this Report, we compete with other mortgage REITs, specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring distressed mortgage loans. Many of our competitors also have competitive advantages over us, including size, financial strength and risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

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

Our implementation of a mortgage conduit operation could subject us to increased risk of loss.

        PCM has developed a mortgage conduit operation whereby we acquire newly originated loans, including jumbo loans, from small mortgage lenders and sell or securitize those loans to or through the

Agencies or other third party investors. We may also sell the resulting securities into the MBS markets. However, there can be no assurance that PCM will be successful in operating this business or that we will be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this conduit operation; however, PCM may not be able to source sufficient investment opportunities to justify the expenditure of such capital and other resources. In the event that PCM is able to source sufficient investment opportunities for this operation, there can be no assurance that we would be able to acquire such investments on favorable terms or at all, or that such investments, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these investments and/or may be unable to sell the resulting MBS in the securitization market on favorable terms or at all. We are also subject to the risk that the value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.

        Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

        We and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are licensed or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed. Our failure or the failure by PLS to obtain any necessary licenses promptly, comply with applicable licensing laws or satisfy the various requirements or maintain them over time could restrict our direct business activities, result in civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business.

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

        Residential mortgage loan originators and servicers are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on "high cost" loans. To the extent these originators or servicers fail to comply with applicable law and any of their residential mortgage loans become part of our assets, it could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected residential mortgage loans. Further, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be fined or incur losses, which could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

        Our business is highly dependent on the communications and information systems of PCM and PLS. Any failure or interruption of these systems could cause delays or other problems in our trading, investment and financing activities, which could have a material adverse effect on our results of operations and cash flows and negatively affect the market price of our common shares and ability to make distributions to our shareholders.

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

        We invest in performing and nonperforming residential mortgage loans, and newly originated prime credit quality residential mortgage loans through our conduit lending business. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. These risks are greater for nonperforming loans. In addition, we invest in RMBS that are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. The ability of borrowers to repay residential mortgage loans that we own, or underlying RMBS that we own, is dependent upon the income or assets of these borrowers.

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

        Our investment in mortgage loans and MBS also subjects us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) continued declines in the value of residential real estate; (ii) risks related to general and local economic conditions; (iii) possible lack of availability of mortgage funds for borrowers to refinance or sell their homes; (iv) overbuilding; (v) the general deterioration of the borrower's ability to keep a rehabilitated nonperforming mortgage loan current; (vi) increases in property taxes and operating expenses; (vii) changes in zoning laws; (viii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (ix) casualty or condemnation losses; (x) uninsured damages from floods, earthquakes or other natural disasters; (xi) limitations on and variations in rents; (xii) fluctuations in interest rates; (xiii) fraud by borrowers, originators and/or sellers of mortgage loans; (xiv) undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and (xv) failure of the borrower to adequately maintain the property, particularly during times of financial difficulty. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

A significant portion of the residential mortgage loans that we acquire are or may become nonperforming loans, which increases our risk of loss of our investment.

        We acquire distressed residential mortgage loans and mortgage-related assets where the borrower has failed to make timely payments of principal and/or interest. We also acquire performing loans that subsequently become nonperforming. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If PLS as our primary and special servicer is not able to address the issues concerning these loans, we may incur significant losses. There are no limits on the percentage of nonperforming assets we may hold. Any loss we incur may be significant and may reduce distributions to our shareholders and adversely affect the market value of our common shares.

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

        A significant portion of our investments is and will continue to be in the form of whole loan mortgages, which are directly exposed to losses resulting from default and foreclosure. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our investment in the loan, resulting in a loss to us. In addition, the foreclosure process may be lengthy and expensive, and any delays or costs involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property may further reduce the proceeds and thus increase the loss.

We invest in RMBS and CMBS, each of which is subject to significant risks.

        RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the RMBS and CMBS in which we invest are subject to all of the risks of the respective underlying mortgage loans. In addition, the market value of mortgage securities will generally vary inversely with changes in market interest rates, declining when interest rates rise and rising when interest rates decline. However, mortgage securities, while having comparable risk of decline during periods of rising rates, usually have less potential for capital appreciation than other investments of comparable maturities due to the likelihood of increased prepayments of mortgages as interest rates decline.

Investments in subordinated loans and subordinated MBS could subject us to increased risk of losses.

        We may invest in subordinated loans and subordinated MBS. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan, and the unpledged assets of the borrower may not be sufficient to satisfy our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In addition, in the case of commercial mortgage loans where senior debt exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

        In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the "first loss" subordinated security holder and then by the "second loss" subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses. In addition, if the underlying mortgage portfolio has been overvalued by the originator, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses.

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

        We may seek opportunities to acquire mortgage assets that result from distressed condominium development projects, which may include real estate development loans, existing residential loans originated by the developer, and residential loans originated by PLS on our behalf. In addition to the risks inherent to the investment in mortgage loans, including distressed mortgage loans, as described throughout this Item 1A, our investment in mortgage assets that result from condominium development projects also subjects us to the general risks applicable to a development project. These risks include that the construction and leasing or sale of a property may not be completed on schedule or may cost more than anticipated due to, among other factors, events beyond the control of the developer (such as weather conditions, labor or material shortages or labor actions such as strikes). Development activities are also subject to risks relating to the inability to obtain, or delays in obtaining, all necessary zoning, land use, building, occupancy and other required government permits and authorizations. It is also possible that construction or permanent financing may not be available on favorable terms or at all. Any of these risks could result in substantial unanticipated delays or additional expenses and, under certain circumstances, could prevent completion of development activities once commenced. Properties under development or properties acquired for development may receive little or no cash flow from the date of acquisition through the date of completion of development or redevelopment and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any of these risks could have a material adverse effect on the value of our development loans.

The failure of PLS or any other servicer to effectively service our portfolio of mortgage loans would materially and adversely affect us.

        Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS's responsibilities include providing delinquency notices when necessary, loan workouts and modifications, foreclosure proceedings, short sales, liquidations of REOs acquired as a result of foreclosures of mortgage loans, and reporting on the performance of the loans. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans is critical to our success, particularly given our strategy of maximizing the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

        Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process, which could result in us being held responsible for such violations. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future, and any such changes could adversely affect our cost of doing business and profitability.

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

        In addition, certain issues, including "robo-signing," have been identified recently throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. A substantial portion of our investments are nonperforming mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. While we have obtained assurances from PLS about its own practices relative to foreclosure proceedings and its proper use of affidavits, there can be no assurance that similar practices have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

Challenges to the MERS ® System could adversely affect our business, results of operations and financial condition.

        MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. ("MERS"), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or PLS on our behalf, may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

        Several legal challenges have been made disputing MERS's legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS's ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies referenced above may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may adversely affect us.

A decline in the value of the real estate underlying our mortgage loans may result in reduced risk-adjusted returns.

        The value of the real estate which underlies mortgage loans is subject to market conditions. Changes in the real estate market may adversely affect the value of the collateral and thereby lower the value to be derived from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect equity in the property declines. Distressed loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

Changes in prepayment rates could negatively affect the value of our investment portfolio, which could result in losses or reduced earnings and negatively affect the cash available for distribution to our shareholders.

        The value of our investment portfolio may be affected by prepayment rates on mortgage loans. Prepayment rates on loans are influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, we cannot predict with certainty such prepayment rates, and no strategy can completely insulate us from prepayment or other such risks. Changes in prepayment rates may affect our ability to maintain targeted amounts of leverage on our portfolio and may result in losses or reduced earnings for us and negatively affect the cash available for distribution to our shareholders.

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

        It is anticipated that many of our investments will not be rated by any rating agency. Therefore, PCM's assessment of the value and pricing of our investments may be difficult and the accuracy of such assessment will be inherently uncertain. However, certain of our investments may be rated. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

We may not realize gains or income from our investments.

        While we seek to generate both current income and capital appreciation from our investments, our investments may not appreciate and, in fact, may decline in value. In addition, the obligors on our investments may default on, or be delayed in making, interest and/or principal payments, especially given that our current investment strategies focus, in part, on distressed opportunities and that we acquire nonperforming residential mortgage loans. Accordingly, we are subject to an increased risk of loss and may not be able to realize gains or income from our investments. Any gains that we do realize may not be sufficient to offset our losses and expenses.

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

Insurance on real estate securing mortgage loans and real estate securities collateral may not cover all losses.

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

        We believe the risks associated with our investments will be more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investments with them in the event of a default on a particular investment because the value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. They may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Fair values of our investments are imprecise and may adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

        We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets may be recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of PCM, our company or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM's estimation of the fair value of our investments will include inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets will be directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

        When we purchase loans, our counterparty typically makes customary representations and warranties about such loans to us. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under our mortgage loan purchase agreements. Further, the majority of our assets owned as of December 31, 2010 were purchased from one large financial institution counterparty, which is also one of our sources of financing. Our inability to obtain indemnity or require repurchase of a significant number of loans could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

        Because we are organized as a holding company that conducts its businesses primarily through our operating partnership and its wholly-owned subsidiaries, our status under the Investment Company Act is dependent upon the status of our operating partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. The securities issued to our operating partnership by subsidiaries excepted from the definition of "investment company" under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities owned by our operating partnership, may not have a value in excess of 40% of the value of our operating partnership's total assets on an unconsolidated basis. While we will monitor our holdings to ensure continuing and ongoing compliance with this asset test, if the value of such securities exceeds such 40% threshold, or if one or more of such subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

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

        Further, a loss of our Investment Company Act exclusion would allow PCM to terminate our management agreement with us, and our loan servicing agreement with PLS is subject to early termination in the event our management agreement is terminated for any reason. If any of these agreements are terminated, we will have to obtain the services on our own, and we may not be able to replace these services in a timely manner or on favorable terms, or at all. This would have a material adverse effect on our ability to continue to execute our business strategy.

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

        Recently enacted legislation has extended, through taxable years beginning on or before December 31, 2012, the 15% maximum tax rate for dividends paid by certain corporations, as well as the 15% capital gains rate, applicable to eligible domestic shareholders that are individuals, trusts and estates. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common shares.

We have not established a minimum distribution payment level and no assurance can be given that we will be able to make distributions to our shareholders in the future at current levels or at all.

        We are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be adversely affected by the risk factors discussed in this Report and any subsequent Quarterly Reports on Form 10-Q. Although we have made, and anticipate continuing to make, quarterly distributions to our shareholders, our board of trustees has the sole discretion to determine the timing, form and amount of any future distributions to our shareholders, and such determination will depend upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. Among the factors that could impair our ability to continue to make distributions to our shareholders are:

  •
  our inability to invest the net proceeds from our equity offerings;

  •
  our inability to make attractive risk-adjusted returns on our current and future investments;

  •
  non-cash earnings or unanticipated expenses that reduce our cash flow;

  •
  defaults in our investment portfolio or decreases in its value; and

  •
  the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

As a result, no assurance can be given that we will be able to continue to make distributions to our shareholders in the future or that the level of any future distributions will achieve a market yield or increase or even be maintained over time, any of which could materially and adversely affect the market price of our common shares.

The REIT distribution requirements could adversely affect our ability to execute our business strategies.

        We intend to make distributions to our shareholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds on a short-term or long-term basis, or issue equity to meet the distribution requirements of the Internal Revenue Code.

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

        Certain of our securitizations in the future, if any, will likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a "qualified REIT subsidiary." The requirement that a TMP be wholly owned by a REIT to be a qualified REIT subsidiary means that we would be precluded from holding equity interests in such a TMP through our operating partnership if the TMP were a U.S. entity that would be subject to taxation as a domestic corporation, unless our operating partnership itself formed another subsidiary REIT to own the TMP.

        In the case of such wholly REIT owned TMPs, certain categories of our shareholders, such as foreign shareholders otherwise eligible for treaty benefits, shareholders with net operating losses, and tax exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income received from us that is attributable to the TMP or "excess inclusion income." In addition, to the extent that our shares are owned in record name by tax exempt "disqualified organizations," such as certain government-related entities that are not subject to tax on unrelated business income, we may incur a corporate level tax on our allocable portion of excess inclusion income from such a wholly REIT owned TMP. In that case and to the extent feasible, we may reduce the amount of our distributions to any disqualified organization whose share ownership gave rise to the tax, or we may bear such tax as a general corporate expense. To the extent that our shares owned by disqualified organizations are held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the shares held by the broker/dealer or other nominee on behalf of disqualified organizations. While we intend to attempt to minimize the portion of our distributions that is subject to these rules, the law is unclear concerning computation of excess inclusion income, and its amount could be significant.

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

A recent IRS administrative pronouncement with respect to investments by REITs in distressed debt secured by both real and personal property, if interpreted adversely to us, could cause us to pay penalty taxes or potentially to lose our REIT status.

        Most of the mortgage loans that we acquire are acquired by us at a discount from their outstanding principal amount, because our pricing is based on the value of the underlying real estate that secures those mortgage loans.

        Treasury Regulation Section 1.856-5(c) (the "interest apportionment regulation") provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as "interest on obligations secured by mortgages on real property or on interests in real property." Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest "principal amount" of the loan during the year. The Internal Revenue Service, or the IRS, has recently issued a revenue procedure, Revenue Procedure 2011-16, that contains an example regarding the application of the interest apportionment regulation. The example interprets the "principal amount" of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

        The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We believe that all of the mortgage loans that we acquire are secured only by real property and no other property value is taken into account in our underwriting and pricing. Accordingly, we believe that the interest apportionment regulation does not apply to our portfolio.

        Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2011-16 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the 75% REIT gross income test applicable to REITs. If we did not meet this test, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

Item 1B.    Unresolved Staff Comments

        None

Item 2.    Properties

        We do not own or lease any property. Our operations are carried out on our behalf in the offices of PCM, at 27001 Agoura Road, Suite 350, Calabasas, California, 91301.

Item 3.    Legal Proceedings

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2010, we were not involved in any material legal proceedings.

Item 4.    Reserved

PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common shares began trading publicly on July 30, 2009, and are listed on the New York Stock Exchange (Symbol: PMT). As of March 3, 2011, we had 27,762,843 common shares outstanding, which were held by approximately 5,800 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash distributions declared during the last two periods:

For the period from August 4, 2009 (commencement of operations) to December 31, 2009

	Stock price
			Cash distributions declared
Period Ended	High	Low
September 30, 2009 (since July 30, 2009)	$20.00	$18.70	$—
December 31, 2009	$19.90	$16.70	$—

For the Year Ended December 31, 2010

	Stock price
			Cash distributions declared
Period Ended	High	Low
March 31, 2010	$17.34	$15.94	$—
June 30, 2010	$17.90	$15.82	$—
September 30, 2010	$18.02	$15.68	$0.35
December 31, 2010	$18.25	$17.12	$0.84

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

        The following table provides information as of December 31, 2010 concerning our common shares authorized for issuance under our equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	272,984	$—	1,095,442
Equity compensation plans not approved by security holders(2)	—	—	—

Total	272,984	$—	1,095,442

(1)
Represents our 2009 equity incentive plan.

(2)
We do not have any equity plans that have not been approved by our shareholders.

Item 6.    Selected Financial Data

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(In thousands, except per share data)
Condensed Statements of Operations:
Net Investment Income:
Gains on investments	$27,448	$152
Interest income	14,574	2,149
Other income	2,032	—

	44,054	2,301

Expenses:
Management fees	4,878	1,981
Loan servicing fees	2,987	—
Compensation	2,627	1,303
Other	6,536	900

	17,028	4,184

Income (loss) before provision for income taxes	27,026	(1,883)
Provision for income taxes	2,543	—

Net income (loss)	$24,483	$(1,883)

Condensed Balance Sheets:
Investments:
Short-term investment at fair value	$—	$213,628
Mortgage-backed securities at fair value	119,872	83,771
Mortgage loans at fair value	368,216	26,046
Real estate acquired in settlement of loans	29,685	—

	517,773	323,445
Other assets	71,322	1,001

Total assets	$589,095	$324,446

Loans sold under agreements to repurchase	$147,422	$—
Securities sold under agreements to repurchase at fair value	101,202	—
Other liabilities	20,558	10,648

Total liabilities	269,182	10,648

Shareholders' equity	319,913	313,798

Total liabilities and shareholders' equity	$589,095	$324,446

Per Share Data:
Earnings (loss):
Basic	$1.46	$(0.11)
Diluted	$1.44	$(0.11)
Cash distributions:
Declared	$1.19	$—
Paid	$0.77	$—
Share price at end of period	$18.15	$17.18

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This discussion includes forward-looking statements concerning future events and performance of the Company, which are subject to certain risks and uncertainties as discussed above in the section entitled Special Note Regarding Forward-Looking Statements and in Item 1A of this Report, entitled Risk Factors.

Overview

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We seek to acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as depository institutions, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A significant portion of the loans purchased in 2010 are nonperforming and were acquired from one major financial institution.

        We seek to maximize the value of the mortgage loans that we acquire using means that are appropriate for the particular loan, including loan modification programs such as HAMP, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation including:

  •
  acquisition and sale or securitization of mortgage loans, including jumbo loans, in a conduit capacity between originators of mortgage loans and the Agency and securitization markets. Changes in the mortgage market have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies or into securitizations. We believe these changes provide us with the opportunity to act as a conduit between these loan originators and the Agency and securitization markets. During the year ended December 31, 2010, we purchased loans with fair values totaling $30.1 million in furtherance of our conduit strategy. To the extent that we transfer conduit loans into securitizations in the future, we intend to retain a portion of the securities created in the securitization transaction.

  •
  acquisition of MSRs. We believe that opportunities exist to acquire MSRs from liquidating and other institutions. We also believe that MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of our Servicer to improve the asset's value. We intend to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

  •
  acquisition of REIT-eligible MBS. We believe that the recent dislocations of the residential mortgage markets have disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans. Our portfolio of MBS amounted to $119.9 million and $83.8 million at December 31, 2010 and 2009, respectively.

  •
  providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our conduit capacity more attractive to lenders from which we acquire newly originated loans.

  •
  underwriting and funding of mortgage loans sourced by financial intermediaries.

  •
  acquisition of distressed commercial loans or residential real estate.

        We are externally managed by PCM, an investment adviser that specializes in, and focuses on, residential mortgage loans.

        We conduct substantially all of our operations, and make substantially all of our investments, through our operating partnership and its subsidiaries. Our wholly-owned subsidiary is the sole general partner, and we are the sole limited partner of our operating partnership.

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of the Company's activities are conducted in a TRS subsidiary, which is subject to corporate federal and state income taxes. Accordingly, the Company has made a provision for income taxes with respect to the operations of its TRS. We expect that the effective rate for the provisions for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to the Company as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth, with economic data providing mixed reports on the economic recovery. During 2010, the U.S. gross domestic product expanded at a 2.8% annual rate compared to a 2.6% contraction during 2009. While the economy has turned to growth from contraction, its growth has not been strong enough to improve the employment market. The December 2010 unemployment rate of 9.4% marked the twentieth consecutive month of unemployment rates at or above 9%, a rate that is high by recent historical standards. High unemployment levels are reflected in increasing personal and business bankruptcy filings as well as high delinquency and foreclosure rates on residential mortgage loans.

        These conditions have contributed to continuing distress in the banking industry. During 2010, 157 depository institutions were seized, compared to 140 in 2009. As of December 31, 2010, the number of problem banks as identified by the FDIC increased to 884 from 702 at December 31, 2009.

        Thirty-year mortgage interest rates ranged from 4.17% to 5.21% during 2010. Interest rates generally rose during the last two months of 2010 from their year-low of 4.17% to 4.86% for the week ended December 31, 2010 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey).

        Our Manager continues to see substantial volumes of nonperforming residential mortgage loan sales by a limited number of sellers, but very few sales of troubled but performing loans. During the year ended December 31, 2010 we made acquisitions of mortgage loans totaling $417.2 million. After December 31, 2010, PCM committed to acquire on our behalf, mortgage loans with an estimated fair value of $297.4 million, of which $52.8 million is pending acquisition as of the date of this Report. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all. These acquisitions and commitments are primarily from one seller. We expect that our mortgage loan portfolio may continue to grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of mortgage loans, and the timing and extent of our success in acquiring such mortgage loans, along with availability of capital to complete such transactions cannot be predicted. During the year ended December 31, 2010, we also made acquisitions of MBS totaling

$91.1 million to supplement our investments in distressed mortgage loans and to ensure compliance with the REIT tax regulations relating to our asset composition.

        We believe that changes in the mortgage markets have significantly reduced the outlets for sale of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, transferred these loans into securitizations. We believe these changes provide us with the opportunity to act as a conduit between these loan originators and the securitization markets. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated jumbo mortgage loans that are eligible for sale to a GSE, and the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or, to the extent the market continues to improve, securitized in the private label market. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. During the year ended December 31, 2010, our Manager made acquisitions on our behalf of $30.1 million in fair value of newly originated mortgage loans.

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

  •
  acquisitions of REIT-eligible MBS;

  •
  our mortgage conduit whereby we will acquire newly originated loans from small mortgage lenders, pool those loans into MBS, sell the resulting securities into the MBS markets and invest in the MSRs and certain securities created in the securitization transactions; and

  •
  pursuing investments in MSRs from liquidating and other entities. MSRs reflect the value of the future stream of expected cash flows from the contractual rights to service a given pool of mortgage loans. We believe investments in MSRs would allow us to capture attractive current returns by utilizing the capabilities and efficiencies of PLS.

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

        Acquisition of REIT-Eligible Mortgage-Backed Securities.    We believe that the recent dislocations of the residential mortgage markets has disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans.

        Acquisition and Sale or Securitization of Loans in a Conduit Capacity.    Current market conditions have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies or into securitizations. We believe these conditions provide us with the opportunity to act as a conduit between these loan originators and the Agency and securitization markets.

        We have introduced our conduit operations by initially limiting our purchases of mortgage loans to government loans and Agency-conforming and jumbo conventional loans underwritten to Agency standards. We presently limit our activity to a small number of customers with whom management has long-standing experience. We also engage third-party vendors to perform compliance, underwriting and appraisal reviews. We believe this approach allows us to profitably enter the conduit marketplace and build our capacity to provide service to conduit customers while limiting both our counterparty risk and our liquidity risk with respect to the loan products we acquire and resell into the capital markets.

        Acquisitions of MSRs.    We believe that opportunities exist to acquire MSRs from liquidating and other institutions. MSR investments would allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of our Servicer to improve the asset's value.

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

        Our primary sources of income are from realized gain or loss on the sale of mortgage loans, real estate or securities, unrealized appreciation or depreciation on loans and MBS, and net interest income.

        Realized Gain or Loss.    When we sell our mortgage loans, real estate or securities, we record a gain or loss which is determined by the nature and terms of the disposition transaction. When a mortgage loan is satisfied through a full or partial payoff, the amount of gain or loss recorded represents the difference between the amount received and the fair value of the loan at the beginning of the month in which the payoff is received. Gain or loss on the sale of real estate acquired in settlement of loans is determined by the difference between the net proceeds and the carrying value of the property at the date the property is sold.

        We are generally not in a position to dispose of our mortgage loans following modification until adequate time has passed to establish a satisfactory payment history. As a result, our ability to realize gain on our modified loans is correspondingly deferred and our initial periods of operations have not included material levels of disposition transactions with regard to modified loans. In addition, as a result of our fair value accounting, in the event of a loan modification, we record a realized gain (or loss) to the extent that the fair value of the modified loan exceeded (or was less than) the fair value of the loan before modification.

        The gain or loss we realize on the sale or securitization of loans acquired through our conduit activities is determined by the price paid for the loans, the effectiveness of any hedging and other risk management activities we undertake, the sales price of the loan, changes in interest rates and the value of any MSRs received in the transaction. Certain of these factors are beyond our control.

        Unrealized Gain or Loss.    Many of our assets, including our mortgage loans and securities, are carried at fair value. Accordingly, changes in the fair value affect the results of our operations for the period in which such change in value occurs, and these changes may be material. The expectation of changes in home prices is a major determinant of the value of residential mortgage loans. This factor is beyond our control.

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

        Expenses.    We incur management and incentive fees payable to PCM that are determined based upon our equity and profitability, among other factors. We also incur loan servicing, origination and other fees payable to PLS that are determined by the size of our mortgage loan portfolio, the characteristics of our loans and the volumes of property resolution events, loan modifications and refinancing and conduit acquisitions, among other factors. We also incur ongoing operating and administrative expenses necessary to conduct our business. In connection with investigating portfolios for acquisition, we are obligated to reimburse PCM's upfront expenses related to due diligence, credit and collateral evaluation and the costs to board the loans onto PCM's and PLS's systems. In some cases, these costs may not be recoverable from the selling party if PCM's bidding efforts are not successful.

  Other Factors Influencing Our Results

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

        Changing Home Prices.    The state of the real estate market/ home prices will determine proceeds from sale of real estate acquired in settlement of loans. While we make extensive efforts at anticipating real estate price trends and estimate those trends' effects on the valuations of our portfolios of mortgage loans and real estate acquired in settlement of loans, future real estate values are subject to influences beyond our control. Generally rising home prices are expected to positively affect our results of real estate acquired in settlement of loans. Conversely, declining real estate prices are expected to negatively affect our results of real estate acquired in settlement of loans. Likewise, expectations of rising home prices generally positively influence our estimates of the fair value of our nonperforming mortgage loans and declining home prices generally negatively influence our estimates of the fair value of our nonperforming mortgage loans. We cannot predict future home prices with any certainty.

        Risk Management Effectiveness—Credit Risk.    We are subject to the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio, particularly those that are nonperforming. Additionally, we may purchase all classes of certain RMBS securities for the purpose of maintaining our exclusion from the Investment Company Act, and thereby will have the credit exposure on all of the loans underlying these RMBS. Before the purchase of these securities, we intend to conduct due diligence that allows us to identify loans that do not meet our credit standards based on loan-to-value ratios, borrowers' credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. In the event that we identify such loans, we intend to either price the securities to our expectation of value or decline to purchase the RMBS.

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

Critical Accounting Policies

        We have identified what we believe are our most critical accounting policies to be the following:

  Valuation of Financial Instruments

        We have elected to record our financial assets at fair value and group them in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value. These levels are:

  •
  Level 1—Quoted prices in active markets for identical assets or liabilities

  •
  Level 2—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk and others

  •
  Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. Most of our assets are valued using Level 3 inputs.

  Mortgage Loans

        Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing. Loans that are not saleable into active markets are categorized as "Level 3" fair value financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Mortgage loans that are saleable into active markets are categorized as "Level 2" fair value financial statement items and their fair values are estimated using their quoted market price or market price equivalent.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed mortgage loans or non-Agency, non-conforming mortgage loans, we use a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" fair value financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received as of December 31, 2010, PCM's Capital Markets staff reviewed, and its senior management Valuation Committee reviewed and approved, the securities' values. PCM's review is for the purpose of evaluating the reasonableness of the broker's indication of value and may result in the broker modifying its indications of value. PCM does not intend to adjust its fair value estimates to amounts different from the broker's indications of value.

  Loans and Securities Sold Under Agreements to Repurchase

        The accounting for loans and securities sold under agreements to repurchase is based on management's designation of the individual transactions for accounting under the fair value option. The valuation of loans and securities sold under agreements to repurchase is based on the accrued cost of the agreements, under both the amortized cost and fair value options which approximates fair value, due to the agreements' short maturities. When the fair value option is selected for a repurchase facility, direct costs of obtaining the facility are expensed as incurred. When the amortized cost option is selected, direct costs of obtaining the facility are deferred and amortized to interest expense over the commitment period of the respective facility.

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" fair value financial statement item. Fair value of real estate acquired in settlement of loans is determined by management using a current estimate of value that is based on a broker's price opinion or a full appraisal. Changes in fair value and gains and losses on sale of real estate acquired in settlement of loans is recognized in the consolidated statement of operations under the caption Results of real estate acquired in settlement of loans.

  Investment Consolidation

        We evaluate every investment with reference to the underlying entity that issued the loans or securities we acquire to determine whether to include the investment in our consolidated reporting group. We perform a similar analysis for each entity with which we make an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, or are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that is deemed the primary beneficiary of the VIE as indicated by the entity that has both the power to direct the activities of the VIE that most significantly impacts its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. We did not have variable interests in our affiliated service providers as of December 31, 2010.

  Interest Income Recognition

  Mortgage Loans

        Interest income on loans is recognized using their contractual interest rates. Accrual of interest earned but not yet collected is suspended and all previously accrued interest is reversed for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Accrual of interest is resumed when the loan becomes contractually current. All changes in fair value due to application of the fair value option, including changes arising from the passage of time, are recognized as a component of Gains on Investments—Mortgage Loans.

  Mortgage-Backed Securities

        Interest income on MBS is recognized over the life of the security using the interest method. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. We update our estimates of future cash flows monthly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. These estimates are difficult to predict and are subject to future events that may affect the realization of our estimates and interest income.

  Income Taxes

        We have elected to be taxed as a REIT and management believes the Company complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, management believes the Company will not be subject to federal income tax on that portion of its REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company's REIT qualification.

        Our taxable REIT subsidiaries are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to management's judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Management recognizes tax benefits relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. We will classify any penalties and interest as a component of income tax expense.

Results of Operations Comparison—Year Ended December 31, 2010 ("2010") and the Period from August 4, 2009 (Commencement of Operations) to December 31, 2009 ("2009")

        The following is a summary of our key performance measures for the periods presented:

	2010	2009
	(in thousands, except per share data)
Net investment income	$44,054	$2,301
Net income (loss)	$24,483	$(1,883)
Earnings (loss) per share:
Basic	$1.46	$(0.11)
Diluted	$1.44	$(0.11)
Distributions per share:
Declared	$1.19	$—
Paid	$0.77	$—
Total assets at period end	$589,095	$324,446

        During 2010, we recorded net income of $24.5 million, or $1.44 per diluted share. Our net income reflects net gains on our investments totaling $27.4 million, including $10.8 million of valuation gains, supplemented by $14.6 million of interest income, and gains on real estate operations of $2.0 million. Our net income for 2010 does not include provision for approximately $500,000 of common overhead costs relating to the quarter ended March 31, 2010 that were otherwise due to PCM because PCM waived recovery of such costs through the first quarter of 2010 as discussed below.

        During 2009, our operations were limited to investment of proceeds of our IPO into our short-term investment and purchase of certain short-lived MBS pending reinvestment of the proceeds into our targeted asset classes. The net loss of $1.9 million, or eleven cents per diluted share reflects the low yield on the temporary investments held pending investments in our targeted asset classes that did not offset the management fees and other expenses incurred during the period. The net loss does not include provision for reimbursement by PCM of $771,000 of common overhead costs allowable under our management agreement with PCM.

        PCM management waived recovery of common overhead during our startup period through March 31, 2010. From March 31, 2010, PCM has not waived, and we believe that PCM does not intend to waive in the future, recovery of common overhead costs. Our results for the year ended December 31, 2010 include provision for reimbursement of $1.4 million of common overhead expenses.

Asset Acquisitions

        Following is a summary of our acquisitions of mortgage investments for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(in thousands)
Mortgage-backed securities	$91,141	$93,049
Distressed mortgage loans(1)(2)(3)
Performing	33,745	26,046
Nonperforming	383,466	—

	417,211	26,046

Real estate acquired in settlement of loans	1,238	—

	$509,590	$119,095

(1)
Performance status as of the date of acquisition.

(2)
$407.0 million of our distressed asset purchases during the year ended December 31, 2010 and subsequent purchases through the date of this Report totaling $244.6 million were acquired from one large financial institution. The Company also has a pending purchase in the amount of $34.0 million from that institution as of the date of this Report. The pending transaction is subject to continuing due diligence and customary closing conditions, and there can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

(3)
Amount excludes $43.8 million of loans purchased for immediate resale.

        During 2010, we made acquisitions of MBS, mortgage loans and real estate acquired in settlement of loans with fair values of $91.1 million, $417.2 million and $1.2 million, respectively. As a result, we fully invested the proceeds of our IPO and have since raised additional equity and used borrowings in the form of secured credit lines and sales of loans and securities under agreements to repurchase to extend our investment capacity.

        The mortgage loans acquired in 2010 had unpaid principal balances on the purchase dates totaling $799.0 million and purchase discounts totaling $381.8 million. Approximately 92% of the loans (as a percentage of the loans' fair values) were nonperforming with approximately 58% of the loans having FICO scores at origination below 700. Approximately 32% of the mortgage loans acquired in 2010 are secured by California real estate.

        The MBS acquired in 2010 were backed by subprime loans, were generally rated below investment grade and are currently cashflowing securities with a remaining expected life of 0.76 years with an expected yield at period-end of 3.83%.

        During 2009, we purchased $93.0 million of MBS and $26.0 million of mortgage loans.

  Net Investment Income

        During 2010, we recorded net investment income totaling $44.1 million, comprised primarily of realized and unrealized gains (losses) on investments of $27.4 million, supplemented by $14.6 million of interest income, as well as gains on real estate operations of $2.0 million.

        Net investment income on financial instruments during 2010 is shown below:

	2010
	Interest income
				Realized and unrealized gains (losses)
	Coupon	Accrual of unearned discount	Total		Total revenue	Average balance	Annualized interest %(1)
	(dollars in thousands)
Short-term investment	$86	$—	$86	$—	$86	$66,442	0.13%
Mortgage-backed securities:
Non-Agency Alt-A	1,136	643	1,779	254	2,033	21,383	8.21%
Non-Agency subprime	320	2,606	2,926	(271)	2,655	61,390	4.70%
Non-Agency prime jumbo	443	38	481	250	731	14,242	3.33%

Total mortgage-backed securities	1,899	3,287	5,186	233	5,419	97,015	5.27%

Mortgage loans	9,302	—	9,302	27,213	36,515	177,097	5.18%

	$11,287	$3,287	$14,574	$27,446	$42,020	$340,554	4.22%

(1)
Annualized interest % excludes realized and unrealized gains (losses).

        Net investment income on financial instruments during 2009 is shown below:

	2009
	Interest Income
				Realized and unrealized gains (losses)
	Coupon	Accrual of unearned discount	Total		Total revenue	Average balance	Annualized interest%(1)
	(dollars in thousands)
Short-term investment	$202	$—	$202	$—	$202	$252,387	0.19%
Mortgage-backed securities
Non-Agency Alt-A	540	300	840	226	1,066	23,450	8.59%
Non-Agency subprime	43	784	827	87	914	24,276	8.17%
Non-Agency prime jumbo	212	56	268	(161)	107	15,566	4.13%

Total mortgage-backed securities	795	1,140	1,935	152	2,087	63,292	7.33%

Mortgage loans	12	—	12	—	12	174	16.45%

	$1,009	$1,140	$2,149	$152	$2,301	$315,853	1.63%

(1)
Annualized interest % excludes realized and unrealized gains (losses).

        The effects of changes in the composition of our investments on our interest income during the 2010 versus 2009 are summarized below:

	2010 vs. 2009
	Increase (decrease) due to changes in
	Length of period	Rate	Volume	Total change
	(in thousands)
Short-term investment	$289	$(118)	$(287)	$(116)
Mortgage-backed securities
Non-Agency Alt-A	1,203	(66)	(198)	939
Non-Agency subprime	1,186	(1,086)	1,999	2,099
Non-Agency prime jumbo	383	(113)	(57)	213

Total mortgage-backed securities	2,772	(1,265)	1,744	3,251

Mortgage loans(1)	—	—	9,290	9,290

	$3,061	$(1,383)	$10,747	$12,425

(1)
Since we made our initial investment in mortgage loans on December 31, 2009, we recognized only $12,000 of interest income relating to mortgage loans in 2009. Therefore, for purposes of this analysis, all of the change in interest income during 2010 is attributed to increase in volume.

        In 2010, we reinvested our short-term investment into our targeted asset classes, resulting in a substantial decrease in interest income from this investment. During 2009, most of our investments were held in this investment, a money market fund, which is managed by a strategic investor in the parent company of PCM. This investment was made pending identification and acquisition of higher yielding investments in our targeted asset classes.

        In 2010 we earned interest income of $5.2 million and recognized net fair value gains totaling $233,000 on our portfolio of MBS. During 2010, we purchased $91.1 million of MBS, increasing our average investment in MBS by $33.7 million. This increase contributed a $1.7 million increase to interest income. This increase was partially offset by a decrease in yields of these securities from 7.33% to 5.27%. Both the decrease in yield on MBS and appreciation in the securities' fair values were primarily due to increased demand for non-Agency MBS in the marketplace that is not presently being matched by increased securitization volumes. Gains on MBS were the result of valuation changes as we did not sell any MBS during 2009 or 2010.

        At December 31, 2010, our portfolio of MBS was comprised of currently cash flowing securities with an average yield at period-end of 5.00% and an estimated remaining life of approximately 0.93 years. We acquired our current portfolio of MBS initially as a short-term investment to enhance the yield we earn on our investments pending reinvestment of the proceeds of our initial equity offerings into our targeted asset classes. We have continued to invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        In 2010 we recognized annualized interest of 5.18% on our portfolio of mortgage loans as measured by the portfolio's average fair value. At December 31, 2010, approximately 76% of our portfolio of mortgages was nonperforming. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans.

        The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs or to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, which may extend the liquidation process. At December 31, 2010, we held $278.0 million in fair value of nonperforming loans and $29.7 million in carrying value of real estate acquired in settlement of loans.

        Gains on mortgage loans are summarized below for the periods presented:

	2010	2009
	(in thousands)
Payoffs	$12,036	$—
Valuation changes	10,770	—
Sales	4,407	—

	$27,213	$—

        The purchase price of loans that were resolved during 2010 (either through payoff, sale or liquidation of the collateral) was $63.5 million. The proceeds for the period from acquisition through the resolution event of such loans was $78.5 million. Proceeds include all principal, interest or sales-related amounts received from the loan or real estate acquired in settlement of the loan after its acquisition regardless of the period in which proceeds were received. This measure excludes other loan revenues, as well as expenses associated with the settled loans, and allocations of indirect costs or servicing costs related to management or resolution of the assets.

        Due to factors including the relative newness of these investments to us and the volatility of the market, we can provide no assurance that the cash received on settled loans is indicative of future cash receipts on our existing mortgage investments or on future investments in mortgage-related assets.

        In 2010 we recorded a loss of $2,000 on the sale of $25.2 million in unpaid principal balance of mortgage loans relating to our conduit activities. We also recorded net gains of $2.0 million in results of real estate acquired in settlement of loans.

Expenses

        Our expenses for the year ended December 31, 2010 and for the period from August 4, 2009 (commencement of operations) to December 31, 2009 are summarized below:

	2010	2009
	(in thousands)
Management fees	$4,878	$1,981
Loan servicing fees	2,987	—
Compensation	2,627	1,303
Professional services	2,581	471
Interest	826	—
Insurance	776	328
Other	2,353	101

Total expenses	$17,028	$4,184

        Growth in expenses for 2010 reflect the full-year effect of 2010 versus the partial-year initial period of expenses in 2009, and growth in the Company. Professional services expense increased disproportionately with the increase in the 2010 period due to our heightened efforts to identify mortgage investments and related efforts to identify and put in place financing for such investments during the year. The introduction of servicing fees expense during 2010 reflects the Company's lack of a portfolio of mortgage loans during 2009. $1.4 million of reimbursement of common overhead expenses are also included in the total for 2010. PCM has not waived, and we believe that PCM does not intend to waive in the future, its claims to reimbursement of common overhead expenses incurred after March 31, 2010.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency subprime, Alt-A and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 0.93 years. We acquired these securities to supplement our investments in mortgage loans and to ensure compliance with the REIT tax regulations relating to our asset composition.

        The following is a summary of our portfolio of MBS as of the dates presented:

	December 31, 2010
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$96,653	0.82	0.51%	4.46%
Non-Agency Alt-A	15,824	16,282	1.48	5.35%	9.19%
Non-Agency prime jumbo	10,265	10,240	1.12	2.90%	3.51%

	$119,872	$123,175	0.93	1.35%	5.00%

	December 31, 2009
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency subprime	$39,522	$41,944	0.82	0.37%	9.08%
Non-Agency Alt-A	27,060	28,416	1.57	5.13%	9.08%
Non-Agency prime jumbo	17,189	17,452	1.42	3.43%	4.34%

	$83,771	$87,812	1.18	2.52%	8.11%

        At December 31, 2009, our mortgage loan portfolio had no nonperforming loans. Primarily because of our acquisitions in 2010, 76% of our non-correspondent lending mortgage loan portfolio is now comprised of nonperforming loans. Following is a summary of the distribution of our non-correspondent lending mortgage loans at fair value at December 31, 2010:

	Performing loans			Nonperforming loans
(Dollars in thousands) Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Fixed	$49,444	14%	6.86%	$105,669	29%	7.17%
ARM/Hybrid	31,916	9%	4.68%	171,591	47%	6.13%
Interest rate step-up	4,813	1%	2.43%	247	0%	6.73%
Balloon	69	0%	9.94%	501	0%	7.70%

	$86,242	24%	5.73%	$278,008	76%	6.54%

	Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate
1st lien	$86,238	24%	5.73%	$278,008	76%	6.54%
2nd lien	—	0%		—	0%
Unsecured	4	0%	0.00%	—	0%

	$86,242	24%	5.73%	$278,008	76%	6.54%

	Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Owner occupied	$75,049	21%	5.72%	$213,959	59%	6.53%
Investment property	11,032	3%	5.85%	63,305	17%	6.56%
Other	161	0%	5.39%	744	0%	6.45%

	$86,242	24%	5.73%	$278,008	76%	6.54%

	Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 12 months	$4	0%	0.00%	$—	0%	0.00%
12 - 35 months	2,210	1%	5.77%	16,596	5%	6.27%
36 - 59 months	46,617	13%	6.21%	154,628	42%	6.80%
60 months or more	37,411	10%	5.06%	106,784	29%	6.10%

	$86,242	24%	5.73%	$278,008	76%	6.54%

	Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 600	$20,404	6%	5.66%	$44,930	12%	6.62%
600 - 649	19,235	5%	5.92%	49,096	13%	6.45%
650 - 699	20,521	6%	5.77%	78,528	22%	6.18%
700 - 749	20,748	6%	5.55%	70,493	19%	6.30%
750 or greater	5,334	1%	6.38%	34,961	10%	5.94%

	$86,242	24%	5.73%	$278,008	76%	6.54%

	Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Less than 80%	$21,867	6%	5.94%	$36,667	10%	6.52%
80% - 99.99%	15,296	4%	6.53%	46,002	13%	6.42%
100% - 119.99%	19,585	6%	5.58%	62,228	17%	6.49%
120% or greater	29,494	8%	5.43%	133,111	36%	6.58%

	$86,242	24%	5.73%	$278,008	76%	6.54%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate
California	$20,372	6%	4.75%	$75,533	21%	5.86%
Florida	5,832	2%	5.31%	35,231	10%	6.59%
New York	5,502	1%	5.32%	20,767	6%	6.89%
Illinois	4,987	1%	5.86%	13,746	4%	6.55%
Other	49,549	14%	5.57%	132,731	35%	6.89%

	$86,242	24%	5.73%	$278,008	76%	6.54%

	Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate
Current	$56,504	16%	5.60%	$—	0%
30 days delinquent	16,274	4%	5.83%	—	0%
60 days delinquent	13,464	4%	6.11%	—	0%
90 days or more delinquent	—	0%		115,586	32%	6.44%
In foreclosure	—	0%		162,422	44%	6.60%

	$86,242	24%	5.73%	$278,008	76%	6.54%

        Following is a summary of the distribution of our mortgage loan holdings at December 31, 2009, all of which were considered performing loans:

Loan type	Fair value	% total	Average note rate
Fixed	$24,533	94%	8.15%
ARM/Hybrid	1,454	6%	7.89%
Balloon	59	0%	9.94%

	$26,046	100%	8.14%

Lien position	Fair value	% total	Average note rate
1st lien	$26,046	100%	8.14%
2nd lien	—	0%

	$26,046	100%	8.14%

Occupancy	Fair value	% total	Average note rate
Owner occupied	$21,890	84%	8.10%
Investment property	4,156	16%	8.32%
Second property	—	0%

	$26,046	100%	8.14%

Loan age	Fair value	% total	Average note rate
Less than 12 months	$121	0%	5.54%
12 - 36 months	25,466	98%	8.15%
36 - 60 months	459	2%	8.13%

	$26,046	100%	8.14%

Origination FICO score	Fair value	% total	Average note rate
Less than 600	$8,174	31%	8.58%
600 - 649	8,702	33%	8.23%
650 - 699	6,111	24%	7.88%
700 - 749	2,260	9%	7.12%
750 or greater	799	3%	6.77%

	$26,046	100%	8.14%

Current loan-to-value(1)	Fair value	% total	Average note rate
Less than 80%	$3,587	14%	7.96%
80% - 99.99%	5,401	21%	8.37%
100% - 119.99%	6,669	25%	8.19%
120% or greater	10,389	40%	8.07%

	$26,046	100%	8.14%

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

        Following is a summary of the geographic concentrations by state of our portfolio of real estate acquired in settlement of loans as of the dates presented:

			December 31, 2009
	December 31, 2010
			Fair value
	Fair value	% total		% total
California	$11,078	37%	$—	0%
Florida	2,291	8%	—	0%
Arizona	1,659	6%	—	0%
Michigan	1,263	4%	—	0%
Maryland	1,220	4%	—	0%
Other	12,174	41%	—	0%

	$29,685	100%	$—	0%

  Cash Flows

        Our cash flows resulted in a net increase in cash of $45.4 million during the year ended December 31, 2010. The positive cash flows arose primarily due to cash provided by financing activities exceeding cash used by investing and operating activities. Cash used by operating activities totaled $22.8 million during 2010. This use of cash was primarily due to the cash requirements related to the growth in our balance sheet accounts relating to our operations.

        Net cash used by investing activities was $167.3 million for the year ended December 31, 2010. This use of cash reflects the conversion of our short-term investment to mortgage loans and MBS, with additional purchases financed by loans and securities sold under agreements to repurchase. We also placed $5.0 million into a pledged cash account to comply with the conditions for approval of our TRS as an approved seller-servicer for FannieMae and $4.8 million in margin deposits relating to securities sold under agreements to repurchase. The Company purchased MBS, mortgage loans and real estate acquired in settlement of loans with fair values of $91.1 million, $417.2 million and $1.2 million, respectively, during 2010. Approximately 60% of the Company's investments (comprised of non-correspondent lending mortgage loans, MBS and real estate acquired in settlement of loans) were nonperforming assets as of December 31, 2010. Nonperforming assets include mortgage loans delinquent 90 or more days and real estate acquired in settlement of loans. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the period, we transferred $46.0 million of mortgage loans to real estate acquired in settlement of loans and realized cash proceeds from the sale of real estate acquired in settlement of loans totaling $19.4 million.

        Net cash provided by financing activities was $235.5 million for the year ended December 31, 2010. These funds were procured to finance the acquisition of additional loans and MBS. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

        Cash used by operating activities totaled $1.3 million for 2009. This use of cash was primarily due to the $1.9 million net loss incurred which included non-cash accrual of unearned discounts on MBS of $1.1 million, partially offset by non-cash compensation expense of $963,000 and an increase in amounts due to affiliates of $1.3 million.

        Net cash used by investing activities was $322.2 million for the period from August 4, 2009 (commencement of operations) to December 31, 2009, and was attributable primarily to investment of the cash received from our common share offerings into interest earning money market assets and to a lesser extent, mortgage loans and short-lived MBS.

        Net cash provided by financing activities for 2009 totaled $323.5 million, due to the initial offerings of shares. Included in the offerings was an aggregate of $8.8 million in underwriting costs that were either paid on our behalf by PCM or deferred by the underwriters of our IPO pending realization if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, the Company's "core earnings" for such four-quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined in Note 4—Transactions with Related Parties to the accompanying financial statements). If this requirement is not satisfied by the end of such 24 calendar quarter period, the Company's obligation to reimburse PCM and to make the conditional payments of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Liquidity and Capital Resources

        Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, repayments of maturities of our debt), make investments as our Manager identifies them and make distributions to our shareholders. Our primary source of liquidity initially was the proceeds from the IPO and concurrent offerings we completed on August 4, 2009.

        Our Manager completed investment of the proceeds from our IPO during the year ended December 31, 2010. We have subsequently procured short-term borrowing facilities with commitment amounts totaling $425.0 million on mortgage loan repurchase agreements. We also have securities repurchase agreements that do not have any borrowing limits. Outstanding borrowings against these facilities totaled $248.6 million at December 31, 2010.

        On February 16, 2011, we issued and sold 9,500,000 common shares in an underwritten public offering and received $163.8 million of proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses. On March 3, 2011, we issued and sold an additional 1,425,000 common shares pursuant to the exercise of an over-allotment option by the public offering's underwriters and received $24.6 million of proceeds after the underwriting discount. We have used and plan to use proceeds from the issuance of these shares to fund a portion of the purchase price of portfolios of residential mortgage whole loans.

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

        From August 4, 2009 (commencement of operations) and continuing through the date of this Report we have invested all of the equity we raised in our August 4, 2009 initial offerings and made additional investments using proceeds from our subsequent issuances and sales of common shares on February 16 and March 3, 2011 and our borrowing facilities as summarized below:

(in thousands)
Acquisitions through December 31, 2009	$119,095
Purchases during the year ended December 31, 2010:
Mortgage loans, net of subsequent sales(1)	417,211
Mortgage-backed securities	91,141
Real estate acquired in settlement of loans	1,238

Total acquisitions through December 31, 2010	628,685
Acquisitions completed after December 31, 2010	244,585
Commitments pending as of the date of this Report(2)	52,800

Total investments committed through the date of this Report	$926,070

(1)
Amount excludes $43.8 million of mortgage loans purchased for immediate resale.

(2)
Based on preliminary allocations. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our securing debt financing adequate to fund the acquisition, and there can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

        Our Manager is exploring a variety of additional means of financing our continued growth, including debt financing through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

        On November 2, 2010 and December 9, 2010, we entered into two master repurchase agreements, pursuant to which two of our wholly-owned subsidiaries may sell, and later repurchase, certain distressed assets in an aggregate principal amount of up to $100 million and $125 million, respectively. The latter of these two agreements was amended on February 25, 2011, pursuant to which the aggregate principal amount committed for borrowing thereunder was increased from $125 million to $250 million.

        On November 2, 2010, we entered into a master repurchase agreement, pursuant to which our taxable REIT subsidiary may sell, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $75 million.

        As of December 31, 2010, our debt financing consists of short-term borrowings in the form of the sale of securities and mortgage loans under agreements to repurchase and secured financings relating to real estate acquired in settlement of loans.

  •
  The transactions relating to securities under agreements to repurchase mature before March 31, 2011 and provide for sale to major financial institution counterparties of MBS in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at terms of either three weeks or three months, depending on the facility under which the securities are sold. All transactions maturing before the date of this Report have been refinanced by renewing the agreements at maturity.

  •
  The transactions relating to mortgage loans under agreements to repurchase mature between November 1, 2011 and December 8, 2011 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for repurchase by us of the mortgage loans at terms of approximately one year.

  •
  The transaction relating to real estate acquired in settlement of loans is a secured financing that matures in December of 2011 and provides for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the real estate acquired in settlement of loans.

  •
  Our debt financing agreements include financial covenants that require us to maintain specified levels of tangible net worth, limit our ratio of indebtedness to net worth, maintain periodic profitability and specified levels of unrestricted cash, and they limit our ability to make shareholder distributions in the event of default. The agreements also place similar requirements on our Servicer as well as requiring that PLS maintain its servicing portfolio at or above a specified level. We believe that we and the Servicer were in compliance with these covenants as of December 31, 2010.

        At December 31, 2010, we financed all of our MBS of $119.9 million and $329.6 million of mortgage loans, or approximately 87% of our investments in mortgage loans, MBS and real estate acquired in settlement of loans. Accordingly, repurchase agreements represent a significant source of funding for our investment portfolio. The amount we are able to borrow under our repurchase agreements is tied to the fair value of the MBS and mortgage loans securing those agreements. We are subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS or mortgage loans securing those agreements decreases.

        During the year ended December 31, 2010, the average balance outstanding under agreements to repurchase MBS and mortgage loans were $44.6 million and $6.2 million, respectively, and the maximum daily amount outstanding under the agreements to repurchase MBS and mortgage loans were $121.0 million and $147.4 million, respectively. The difference between the maximum daily amount outstanding and the average was due to the repurchase facilities that were utilized only in the month of December in contrast to our continuing financing of investments during the entire year.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of the date of this Report, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of the date of this Report, our on-balance sheet contractual obligations are limited to $248.6 million of agreements to repurchase loans and securities sold with maturities between January 5, 2011 and December 8, 2011. All agreements to repurchase that matured between December 31, 2010 and the date of this Report have been renewed and are described in Note 11—Loans Sold Under Agreements to Repurchase and Note 12—Securities Sold Under Agreements to Repurchase in the accompanying financial statements.

        As of the date of this Report, we have outstanding commitments to purchase mortgage loans with estimated fair values totaling $52.8 million. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        Management Agreement.    Pursuant to the management agreement between PCM and us, we pay PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders' equity. "Shareholders' equity" is defined as the sum of the net proceeds from any issuances of our equity securities since inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less any amount we pay for repurchases of our common shares (weighted for the time held during the measurement period); excluding any unrealized gains, losses or other non-cash items that have impacted our shareholders' equity as reported in our financial statements, regardless of whether those items are included in other comprehensive income or loss or net income; and excluding one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

        The performance incentive fee is calculated at 20% per year of the amount by which "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate." "Core earnings," for purposes of determining the amount of the performance incentive fee, is defined as U.S. GAAP net income (loss) adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to our IPO paid to PCM and the underwriters of our IPO, and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four-quarter period and (2) 8%. During our first four quarters, core earnings were calculated based on the annualized results of each of the preceding quarters. For purposes of calculating the incentive fee, to the extent we have a net loss in core earnings from a period prior to the rolling four-quarter period that has not been offset by core earnings in a subsequent period, such loss will continue to be included in the rolling four-quarter calculation until it has been fully offset. This term is not applicable for purposes of determining whether the conditional payment of the underwriting discount is payable.

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

        Loan Servicing Agreement.    For its services under our loan servicing agreement, PLS is entitled to base servicing fees that are competitive with those charged by specialty servicers. Base servicing fees are calculated as a percentage of the unpaid principal balance of the mortgage loans, with the actual percentage being based on the risk characteristics of the loans in a particular pool. Such risk characteristics include market value of the underlying properties, creditworthiness of the borrowers, seasoning of the loans, degree of current and expected loan defaults, current loan-to-value ratios, borrowers' payment history and debt-to-income levels. The base servicing fees will range from 30 to 100 basis points per year of the unpaid principal balance of such loans. PLS will also be entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS effects a refinancing of a loan on our behalf and not through a third party lender and the resulting loan is readily saleable, PLS will be entitled to receive from us an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly, when PLS originates a loan to facilitate the disposition of real estate that we acquire in settlement of a loan, PLS will be entitled to a fee in the same amount. In addition, to the extent we participate in HAMP (or other similar mortgage loan modification programs), PLS will be entitled to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the lesser of such modification fee or such incentive payments.

        Under the loan servicing agreement, PLS is also entitled to reimbursement for all customary, reasonable and necessary out of pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

        In connection with the Company's correspondent lending business, PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Commencing November 1, 2010, the Company has begun collecting interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party only where the Company is not approved or licensed to sell to such third party. During the year ended December 31, 2010, the Company recorded fulfillment fees totaling $103,000.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement, and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates in accordance with the terms of its management agreement.

        Conditional Payment of Underwriting Discount.    Certain of the underwriting costs incurred in our IPO were paid on our behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on our performance as follows: we will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, our "core earnings" for such four-quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined above). If this requirement is not satisfied by the end of such 24 calendar quarter period, our obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. During the year ended December 31, 2010, we invested a substantial portion of our investable funds into nonperforming loans. At December 31, 2010, we held nonperforming loans with an estimated fair value of $278.0 million, or 76% of the estimated fair value of our non-correspondent lending loans. These investments significantly changed the risk profile of our invested assets.

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

  Credit Risk

        We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of nonperforming residential mortgage loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers' credit profiles and loan characteristics.

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

        Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

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

  Market Value Risk

        Our mortgage loans and MBS are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in real estate values and other factors such as interest rates and credit performance relating to the loans underlying our investments. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase.

        Due to the change in the risk profile of our mortgage loan portfolio, we shifted the way we measure sensitivity from an approach that emphasizes interest rate sensitivity to an approach that emphasizes fair value sensitivity to changes in real estate values. At December 31, 2009, 100% of our mortgage loan portfolio was comprised of performing mortgage loans. Such loans' values are generally most sensitive to movements in interest rates. During the year ended December 31, 2010, 92% of our mortgage loan acquisitions (as measured by the loans' fair values on the acquisition date) were nonperforming loans (i.e., mortgage loans delinquent 90 days or more). As a result, at December 31, 2010, approximately 76% of our mortgage loan portfolio was comprised of nonperforming loans. Accordingly, we have determined that, at December 31, 2010, our mortgage loan portfolio was more sensitive to changes in the values of the real estate underlying the mortgage loans as opposed to being more sensitive to changes in interest rates as was the case at December 31, 2009. Generally, in a real estate market where values are rising or are expected to rise, the fair value of our mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, mortgage loan values would be expected to decrease.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of December 31, 2010, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$320,237	$335,196	$349,879	$378,269	$391,824	$404,838
Change in fair value:
$	$(44,013)	$(29,054)	$(14,371)	$14,019	$27,575	$40,588
%	-12.08%	-7.98%	-3.95%	3.85%	7.57%	11.14%

        We believe that our current investments in MBS remain generally sensitive to changes in interest rates due to our present portfolio of investments in MBS being comprised of presently cash flowing bonds with short expected lives. Generally, in a rising interest rate environment, the estimated fair value of these assets would be expected to decrease; conversely, in a decreasing interest rate environment, the estimated fair value of these assets would be expected to increase. However, since June 30, 2010, we have been evaluating the effect of interest rate shifts on bond valuations using a "constant yield" assumption rather than a "constant spread" assumption. These approaches differ in that, with a "constant spread" assumption, the spread to the discount curve in the base case is kept constant across interest rate scenarios, affecting both the projected cash flows and the implied return requirement of investors; with a "constant yield" assumption, the total yield of the bond is kept constant in the valuations across interest rate scenarios while projected cash flows change.

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

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of December 31, 2010, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
Fair value	$119,573	$119,569	$119,626	$120,197	$120,551	$121,347
Change in fair value:
$	$(298)	$(303)	$(246)	$326	$679	$1,475
%	-0.25%	-0.25%	-0.20%	0.27%	0.57%	1.23%

        The following table summarizes the estimated change in fair value of our mortgage loans and MBS as of December 31, 2009, given selected hypothetical (instantaneous) parallel shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(in thousands)
Change in fair value:
Mortgage-backed securities(1)	$(117)	$(209)	$(150)	$169	$355	$732
Mortgage loans	$(18)	$22	$14	$(17)	$(21)	$8

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 7A, the information set forth on pages 69 to 72 is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

        The information called for by this Item 8 is hereby incorporated by reference from our Financial Statements and Auditors' Report beginning at page F-1 of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

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

Internal Control over Financial Reporting

  Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PennyMac Mortgage Investment Trust:

        We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries ("the Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2010 of the Company and our report dated March 7, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 7, 2011

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the three-month period ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        None

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2011, which is within 120 days after the end of fiscal year 2010.

Item 11.    Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2011, which is within 120 days after the end of fiscal year 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2011, which is within 120 days after the end of fiscal year 2010.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2011, which is within 120 days after the end of fiscal year 2010.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2011, which is within 120 days after the end of fiscal year 2010.

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
10.5
Amendment No. 1 to Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.6
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.7
Amendment No. 1 to Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.8	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description
10.9	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
10.10
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.11
Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.12
Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.13
Guaranty by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.14
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.15	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
21.1	Subsidiaries of PennyMac Mortgage Investment Trust.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2010

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
PennyMac Mortgage Investment Trust:

        We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2010 and for the period from August 4, 2009 (commencement of operations) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the year ended December 31, 2010 and for the period from August 4, 2009 (commencement of operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 7, 2011

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash	$45,447	$54
Short-term investment	—	213,628
Mortgage-backed securities at fair value	119,872	83,771
Mortgage loans at fair value	368,216	26,046
Real estate acquired in settlement of loans	29,685	—
Principal and interest collections receivable	8,249	—
Interest receivable	978	492
Due from affiliates	2,115	—
Other assets	14,533	455

Total assets	$589,095	$324,446

LIABILITIES
Accounts payable and accrued liabilities	9,080	$527
Loans sold under agreements to repurchase	147,422	—
Securities sold under agreements to repurchase at fair value	101,202	—
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	5,595	4,238

Total liabilities	269,182	10,648

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 16,832,343 and 16,735,317 shares, respectively	168	167
Additional paid-in capital	317,175	315,514
Retained earnings (accumulated deficit)	2,570	(1,883)

Total shareholders' equity	319,913	313,798

Total liabilities and shareholders' equity	$589,095	$324,446

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands except per share data)

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
Investment Income
Gains on investments:
Mortgage-backed securities	$233	$152
Mortgage loans	27,215	—

	27,448	152

Interest income:
Short-term investment	86	202
Mortgage-backed securities	5,186	1,935
Mortgage loans	9,302	12

	14,574	2,149

Loss on sale of correspondent lending mortgage loans	(2)	—
Results of real estate acquired in settlement of loans	2,002	—
Other income	32	—

Net investment income	44,054	2,301

Expenses
Management fees	4,878	1,981
Loan servicing fees	2,987	—
Compensation	2,627	1,303
Professional services	2,581	471
Interest	826	—
Insurance	776	328
Other	2,353	101

Total expenses	17,028	4,184

Income (loss) before provision for income taxes	27,026	(1,883)
Provision for income taxes	2,543	—

Net income (loss)	$24,483	$(1,883)

Earnings (loss) per share
Basic	$1.46	$(0.11)
Diluted	$1.44	$(0.11)
Weighted average shares outstanding
Basic	16,775,191	16,735,317
Diluted	17,048,175	16,735,317

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Total
Balance at August 4, 2009 (commencement of operations)	—	$—	$1	$—	$1
Proceeds from share offerings	16,735,317	167	334,540	—	334,707
Underwriting and offering costs	—	—	(19,990)	—	(19,990)
Net loss	—	—	—	(1,883)	(1,883)
Share-based compensation	—	—	963	—	963

Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Underwriting and offering costs	—	—	(150)	—	(150)
Net income	—	—	—	24,483	24,483
Share-based compensation	97,026	1	1,811	—	1,812
Cash distributions declared, $1.19 per share	—	—	—	(20,030)	(20,030)

Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
Cash flows from operating activities:
Net income (loss)	$24,483	$(1,883)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Gains on mortgage-backed securities	(233)	(152)
Gains on mortgage loans	(27,215)	—
Accrual of unearned discounts on mortgage-backed securities	(3,287)	(1,140)
Loss on sale of correspondent lending mortgage loans acquired	2	—
Results of real estate acquired in settlement of loans	(2,002)	—
Share-based compensation expense	1,812	963
Purchases of mortgage loans acquired for sale	(43,841)	—
Sales of mortgage loans acquired for sale	39,853	—
Increase in principal and interest collections receivable	(8,145)	—
Increase in interest receivable	(641)	(492)
Increase in due from affiliates	(2,095)	—
Increase in other assets	(4,320)	(455)
Increase in accounts payable and accrued liabilities	1,483	527
Increase in payable to affiliates	1,357	1,298

Net cash used by operating activities	(22,789)	(1,334)

Cash flows from investing activities:
Net decrease (increase) in short-term investment	213,628	(213,628)
Purchases of mortgage-backed securities at fair value	(91,141)	(93,049)
Repayments of mortgage-backed securities at fair value	58,560	10,569
Purchases of mortgage loans at fair value	(417,211)	(26,046)
Repayments of mortgage loans at fair value	55,198	—
Sales of mortgage loans at fair value	5,228	—
Purchases of real estate acquired in settlement of loans	(1,238)	—
Sales of real estate acquired in settlement of loans	19,402	—
Increase in margin deposits and restricted cash	(9,758)	—

Net cash used by investing activities	(167,332)	(322,154)

Cash flows from financing activities:
Sales of securities under agreements to repurchase	660,563	—
Repurchases of securities sold under agreements to repurchase	(411,939)	—
Proceeds from issuance of common shares	—	334,707
Payment of share issuance costs	(150)	(11,166)
Payment of distributions to shareholders	(12,960)	—

Net cash provided by financing activities	235,514	323,541

Net increase in cash	45,393	53
Cash at beginning of period	54	1

Cash at end of period	$45,447	$54

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

        The Company conducts substantially all of its operations, and makes substantially all of its investments, through PennyMac Operating Partnership, L.P. ("Operating Partnership") and its subsidiaries. A wholly-owned subsidiary of the Company is the sole general partner, and the Company is the sole limited partner, of the Operating Partnership.

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the U.S. ("U.S. GAAP") as codified in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification (the "Codification"). All significant intercompany accounts and transactions have been eliminated. Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

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

        Through its management agreement with PCM and, where applicable, the loan servicing agreement between its Operating Partnership and an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a writedown of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

        Because of the Company's investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

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

        During 2010, the Company purchased $417.2 million at fair value of mortgage loans for its investment portfolio. Of that total, $407.0 million at fair value of mortgage loans was purchased from a subsidiary of a money-center bank.

        As discussed in Note 4—Transactions with Related Parties, the Company's short-term investment is made in an uninsured institutional money market fund that is managed by a strategic investor in the parent company of PCM and PLS. The fund invests exclusively in first-tier securities as rated by a

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Concentration of Risks (Continued)

nationally recognized statistical rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the United States Government or its agencies, obligations of foreign banks with operations in the United States, fully collateralized repurchase agreements and variable and floating rate demand notes.

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

  •
  Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company's own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances. The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while management believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such loans or investments existed, or had such loans or investments been liquidated, and those differences could be material to the financial statements.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed loans or non-Agency, non-conforming mortgage loans, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

  Short-Term Investment

        Short-term investment, which represents an investment in an institutional liquidity (or money market) fund, is valued at the number of shares held by the Company multiplied by the value per share published by the manager of the money market fund on the valuation date. The Company's short-term investment is classified as a "Level 1" fair value financial statement item.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Mortgage-Backed Securities

        PMT records mortgage-backed securities ("MBS") on the trade-date basis of accounting. PMT's investments in MBS are carried at their estimated fair values. Non-Agency MBS are categorized as "Level 3" fair value financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). For indications of value received as of December 31, 2010, PCM's Capital Markets staff reviewed, and its senior management Valuation Committee reviewed and approved, the securities' values. PCM's review is for the purpose of evaluating the reasonableness of the broker's indication of value and may result in the broker modifying its indications of value. PCM does not intend to adjust its fair value estimates to amounts different from the broker's indications of value.

        Changes in the estimated fair value of MBS are recognized in current period earnings. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income.

  Interest Income Recognition

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

  Mortgage Loans

        Mortgage loans are carried at their estimated fair values. Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing. Mortgage loans that are saleable into active markets are categorized as "Level 2" fair value financial statement items and their fair values are estimated using their quoted market price or market price equivalent. Loans that are not saleable into active markets are categorized as "Level 3" fair value financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. The estimates of value are evaluated by PCM's Capital Markets staff and are reviewed and approved by its senior management Valuation Committee.

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

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan before the property is acquired in settlement of the loan or by its purchase price) or its fair value reduced by estimated costs to sell. Real estate acquired in settlement of loans is categorized as a "Level 3" fair value financial statement item. Fair value of real estate acquired in settlement of loans is determined by management based on a current estimate of value that is based on a broker's price opinion or a full appraisal. Changes in fair value and gains or losses on sale of real estate acquired in settlement of loans is recognized in the consolidated statement of operations under the caption Results of real estate acquired in settlement of loans.

  Loans and Securities Sold Under Agreements to Repurchase

        Loans and securities sold under agreements to repurchase are measured based on whether management has designated the agreements to be accounted for under the fair value option or at historical cost. Under both options, the carrying value of loans and securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements' short maturities.

        When loans and securities sold under agreements to repurchase are carried at their estimated fair values, the costs of creating the facilities underlying the agreements are expensed as incurred. When loans and securities sold under agreements to repurchase are carried at historical cost, the costs of creating the facilities underlying the agreements are recognized as deferred charges in other assets and amortized to interest expense over the term of the borrowing facility.

  Investment Consolidation

        The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has whole ownership of all of its subsidiaries, and therefore has no significant equity method or cost-basis investments. All significant intercompany accounts and transactions have been eliminated upon consolidation.

        The Company evaluates every investment with reference to the underlying entity that issued the loans or securities it acquires to determine whether to include the investment in its consolidated reporting group. A similar analysis is performed for each entity with which the Company makes an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity's expected

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

losses, its expected returns, or both. The Company did not have variable interests in its affiliated service providers as of December 31, 2010 and 2009.

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

        The Company determines the fair value of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliated entities:

  •
  Compensation cost is generally fixed at the estimated fair value of the award date for awards to officers and trustees of the Company

  •
  Compensation cost for share-based compensation awarded to non officers or trustees of the Company is adjusted to reflect changes in the estimated fair value of awards in each subsequent reporting period until the award has vested, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

        Compensation cost for share awards that do not participate in Company distributions during the vesting period is estimated by reducing the fair value of the Company's shares on the date of issuance by management's estimates of distributions to be made during the vesting period discounted at an appropriate risk-free rate of return. Management's estimates of compensation costs reflect the expected portion of share-based compensation awards that management expects to vest.

  Income Taxes

        The Company has elected to be taxed as a REIT and management believes the Company complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, management believes the Company will not be subject to federal income tax on that portion of its REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company's REIT qualification.

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

        As of December 31, 2010, the Company was not subject to examination by any federal or state taxing authority.

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

        PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders' equity (as defined in the management agreement). The performance incentive fee is calculated at 20% per year of the amount by which "core earnings," on a rolling four-quarter basis and before the incentive fee, exceeds an 8% "hurdle rate."

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Related Parties (Continued)

        Following is a summary of management fee expense and its related liability recorded by the Company for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(in thousands)
Base management fee	$4,878	$1,981
Performance incentive fee	—	—

Total management fee incurred during the period	$4,878	$1,981
Fee paid during the period	(4,819)	(812)
Fee outstanding at beginning of period	1,169	—

Fee outstanding at period end	$1,228	$1,169

        If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will pay a termination fee to PCM. The termination fee will be equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee is payable, PMT will pay to PCM its portion of the conditional payment of the underwriting discount discussed in Note 14—Shareholders' Equity.

        The Company, through its Operating Partnership, also has a loan servicing agreement with PLS. Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other specialty servicers. Servicing fee rates are expected to range between 30 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company's behalf.

        Under the loan servicing agreement, PLS is also entitled to certain customary market-based fees and charges, including boarding and de-boarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS either effects a refinancing of a loan on the Company's behalf and not through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive from the Company an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly, when PLS originates a loan to facilitate the disposition of real estate that we acquire in settlement of a loan, PLS will be entitled to a fee in the same amount.

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

        In connection with the Company's correspondent lending business, PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Commencing November 1, 2010, the Company has begun collecting interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party only where the Company is not approved or licensed to sell to such third party. During the year ended December 31, 2010, the Company recorded fulfillment fees totaling $103,000.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement, and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates in accordance with the terms of its management agreement.

        Following is a summary of those expenses for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$2,833	$—
Reimbursement of expenses incurred on PMT's behalf:
Compensation	402	60
Other	493	—

	3,728	60
Reimbursement of common overhead incurred by PCM and its affiliates	1,418	—

	$5,146	$60

Payments made during the period	$3,852	$—

        During the Company's startup period and through the quarter ended March 31, 2010, PCM and its affiliates did not charge the Company for its proportionate share of common overhead expenses. Such expenses totaled approximately $500,000 and $771,000 for the year ended December 31, 2010 and the period from August 4, 2009 (commencement of operations) to December 31, 2009, respectively. No other charges were waived by PCM during the Company's startup period and through the quarter ended March 31, 2010. Management believes that PCM does not intend to waive recovery of common overhead costs in the future.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Related Parties (Continued)

        Certain of the underwriting costs incurred in the Company's IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering.

        Amounts due to affiliates are summarized below as of the dates presented:

	December 31,
	2010	2009
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,228	1,169
Expenses	1,426	128

	$5,595	$4,238

        Amounts due from affiliates at December 31, 2010 totaled $2.1 million and represent reimbursements of common expenses paid on their behalf by the Company.

        The Company's short-term investment represents an investment in a liquidity management fund that is managed by a strategic investor in the parent company of PCM and PLS.

        PCM's parent company, Private National Mortgage Acceptance Company, LLC held 75,000 of the Company's common shares of beneficial interest at both December 31, 2010 and 2009.

Note 5—Earnings (Loss) Per Share

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Earnings (Loss) Per Share (Continued)

        The following table summarizes the basic and diluted earnings (loss) per share calculations for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(dollar amounts in thousands)
Net earnings (loss):
Net income (loss)	$24,483	$(1,883)
Effect of dilutive securities—share-based compensation instruments	—	—

Net income (loss) attributable to diluted common shares outstanding	$24,483	$(1,883)

Weighted-average shares outstanding:
Average shares outstanding	16,775	16,735
Dilutive potential common shares—shares issuable under share based compensation plan	273	—

Diluted weighted-average number of common shares outstanding	17,048	16,735

Net earnings (loss) per common share
Basic earnings (loss) per share	$1.46	$(0.11)

Diluted earnings (loss) per common share	$1.44	$(0.11)

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, 374,810 restricted share units were outstanding but not included in the computation of diluted loss per share because they were anti-dilutive.

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

  Fair Value Accounting Elections

        Management identified all of its financial assets, including the short-term investment, MBS and mortgage loans, as well as its securities sold under agreements to repurchase to be accounted for at estimated fair value so such changes in fair value will be reflected in results of operations as they occur and more timely reflect the results of the Company's investment performance. For loans and securities sold under agreements to repurchase subject to agreements made beginning in December, 2010, management has determined that historical cost accounting is more appropriate because under this

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

method debt issuance costs are amortized over the term of the debt and not expensed as incurred, thereby reflecting the debt issuance expense over the periods benefiting from the usage of the debt.

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Mortgage-backed securities	$—	$—	$119,872	$119,872
Mortgage loans	—	3,966	364,250	368,216

	$—	$3,966	$484,122	$488,088

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$101,202	$101,202

	$—	$—	$101,202	$101,202

	December 31, 2009
	Level 1	Level 2	Level 3	Total
	(in thousands)
Short-term investment	$213,628	$—	$—	$213,628
Mortgage-backed securities	—	—	83,771	83,771
Mortgage loans	—	—	26,046	26,046

	$213,628	$—	$109,817	$323,445

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

        The Company's mortgage loans, excluding its correspondent lending loans, MBS and securities sold under agreements to repurchase were measured using Level 3 inputs. The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the periods presented:

	Year ended December 31, 2010
	Mortgage- backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, December 31, 2009	$83,771	$26,046	$109,817
Purchases	91,141	417,211	508,352
Repayments	(58,560)	(55,198)	(113,758)
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(45,951)	(45,951)
Sales	—	(5,228)	(5,228)
Accrual of unearned discounts	3,287	—	3,287
Addition of unpaid interest to mortgage loan balances in loan modifications	—	155	155
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	5,714	5,714
Other factors	233	21,501	21,734

	233	27,215	27,448

Balance, December 31, 2010	$119,872	$364,250	$484,122

Changes in fair value recognized during the period relating to assets still held at December 31, 2010	$233	$13,316	$13,549

Securities sold under agreements to repurchase
Liabilities:
Balance, December 31, 2009	$—
Changes in fair value included in results of operations	—
Sales of securities under agreements to repurchase	513,141
Repurchases	(411,939)

Balance, December 31, 2010	$101,202

Changes in fair value recognized during the period relating to liabilities still outstanding at December 31, 2010	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Mortgage- backed securities	Mortgage loans	Total
	(in thousands)
Balance, August 4, 2009 (commencement of operations)	$—	$—	$—
Purchases	93,049	26,046	119,095
Repayments	(10,569)	—	(10,569)
Accrual of unearned discounts	1,139	—	1,139
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	—	—
Other factors	152	—	152

Balance, December 31, 2009	$83,771	$26,046	$109,817

Changes in fair value recognized during the period relating to assets still held at December 31, 2009	$152	$—	$152

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	December 31, 2010
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$86,242	$135,610	$(49,368)
90 or more days delinquent(1)	278,008	521,326	(243,318)

	$364,250	$656,936	$(292,686)

	December 31, 2009
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$26,046	$40,071	$(14,025)
90 or more days delinquent(1)	—	—	—

	$26,046	$40,071	$(14,025)

(1)
Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Fair Value (Continued)

        Following are the changes in fair value included in current period results of operations by consolidated statement of operations line item:

	Changes in fair value included in current period results of operations
	Year ended December 31, 2010			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Interest income	Gains on investments	Total	Interest income	Gains on investments	Total
	(in thousands)
Assets:
Short-term investment	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	3,287	233	3,520	1,140	152	1,292
Mortgage loans	—	27,215	27,215	—	—	—

	$3,287	$27,448	$30,735	$1,140	$152	$1,292

Liabilities:
Loans and securities sold under agreements to repurchase	—	—	—	—	—	—

	—	—	—	—	—	—

	$3,287	$27,448	$30,735	$1,140	$152	$1,292

        The Company measures its investment in real estate acquired in settlement of loans at management's estimates of the respective properties' fair values less cost to sell on a nonrecurring basis. The value of the real estate acquired in settlement of loans is initially established as the lesser of either the fair value of the loan at the date of transfer or the purchase price of the property, or the fair value of the real estate less estimated costs to sell as of the date of transfer. Any ensuing change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in results of real estate acquired in settlement of loans. At December 31, 2010, the Company carried $29.7 million of real estate acquired in settlement of loans on its consolidated balance sheet. There was no real estate acquired in settlement of loans at December 31, 2009.

        During the year ended December 31, 2010, mortgage loans with fair values of $46.0 million were transferred to real estate acquired in settlement of loans. Real estate acquired in settlement of loans with fair values of $9.6 million were remeasured at fair value less estimated costs to sell, and losses totaling $806,000 were recognized in results of real estate acquired in settlement of loans for the year ended December 31, 2010.

  Fair Value of Financial Instruments Carried at Amortized Cost

        In December 2010, the Company acquired new debt facilities to finance its investment in nonperforming loans in the form of repurchase agreements. As discussed above, management designated these agreements to be accounted for at amortized cost. Management has concluded that the estimated fair value of loans sold under agreements to repurchase approximates the agreements' carrying value due to the agreements' short terms and variable interest rates.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Short-Term Investment

        Short-term investment represents an investment in a liquidity management fund managed by a strategic investor in the parent company of PCM and PLS and are not insured. The fund invests exclusively in first-tier securities as rated by a nationally recognized statistical rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the U.S. Government or its agencies, obligations of foreign banks with operations in the United States, fully collateralized repurchase agreements and variable and floating rate demand notes.

Note 8—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows for the dates presented:

	December 31, 2010
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$382	$5,627	$2,134	$2,532	$79,138	$3,970	4.46%
Non-Agency Alt-A	15,824	649	6,750	—	14	8,411	—	9.19%
Non-Agency prime jumbo	10,265	—	10,265	—	—	—	—	3.51%

	$119,872	$1,031	$22,642	$2,134	$2,546	$87,549	$3,970	5.00%

	December 31, 2009
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$39,522	$1,910	$8,085	$8,704	$3,151	$12,620	$5,052	9.08%
Non-Agency Alt-A	27,060	9,022	—	—	1,071	16,967	—	9.08%
Non-Agency prime jumbo	17,189	—	14,737	—	—	2,452	—	4.34%

	$83,771	$10,932	$22,822	$8,704	$4,222	$32,039	$5,052	8.11%

All of the Company's MBS had remaining contractual maturities of more than ten years at December 31, 2010 and 2009. At December 31, 2010, the Company had pledged all of its MBS to secure agreements to repurchase. No securities were pledged at December 31, 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans at Fair Value

        The Company's mortgage loans at fair value include recently-funded loans purchased from other financial institutions which management intends to resell, as well as other mortgage loans. Loans acquired for sale are referred to as "correspondent lending loans." Following is a summary of the distribution of the Company's mortgage loans at fair value as of the dates presented:

	December 31, 2010		December 31, 2009
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(dollars in thousands)
Correspondent lending loans:
Government insured or guaranteed	$3,212	$3,115	$—	$—
Fixed-rate Agency-eligible:
30 year	754	750	—	—
15 year	—	—	—	—

	3,966	3,865	—	—

Other mortgage loans:
Nonperforming loans	278,008	521,326	—	—
Performing loans:
Fixed	49,444	73,256	24,533	37,567
ARM/Hybrid	31,916	54,430	1,454	2,412
Interest rate step-up	4,813	7,831	—	—
Balloon	69	93	59	93

	364,250	656,936	26,046	40,072

	$368,216	$660,801	$26,046	$40,072

        At December 31, 2010, approximately 94% of the non-correspondent lending mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Over 67% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with loan-to value ratios in excess of 100% at December 31, 2010. The non-correspondent lending mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 27% of the loan portfolio's estimated fair value at December 31, 2010. The non-correspondent lending mortgage loan portfolio contains loans from Florida, Illinois and New York, that each represent more than 5% of the portfolio's estimated fair value at December 31, 2010.

        At December 31, 2009, approximately 98% of the non-correspondent lending mortgage loan portfolio consisted of loans originated between 2006 and 2008. Approximately 65% of the estimated fair value of the non-correspondent lending mortgage loans were comprised of loans with loan-to value ratios in excess of 100%. The non-correspondent lending mortgage loan portfolio consisted of mortgage loans originated throughout the United States with no single state having a concentration of 10% or more of the loan portfolio's estimated fair value at December 31, 2009. This mortgage loan portfolio contained loans from Illinois, California, Arizona, Texas, Maryland and Florida, that each represented more than 5% of the portfolio's estimated fair value at December 31, 2009. At December 31, 2009

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Mortgage Loans at Fair Value (Continued)

none of the loans in this portfolio were 90 days or more delinquent and there were no loans on non-accrual status.

        At December 31, 2010, mortgage loans at fair value totaling $329.6 million were pledged to secure sales of loans under agreements to repurchase. No loans were pledged to secure borrowings as of December 31, 2009.

Note 10—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in real estate acquired in settlement of loans for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009
	(in thousands)
Balance at beginning of period	$—	$—
Purchases	1,238	—
Transfers from mortgage loans at fair value	45,951	—
Changes in fair value, including net gains on sale	1,898	—
Sales proceeds	(19,402)	—

Balance at period end	$29,685	$—

Note 11—Loans Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to loans sold under agreements to repurchase as of and for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009
	(dollar amounts in thousands)
Period end:
Balance	$147,422	$—
Unused amount(1)	$152,578	$—
Weighted-average interest rate at end of period	3.33%	—
Weighted-average interest rate during the period	3.35%	—
Average balance of loans sold under agreements to repurchase	$6,168	$—
Maximum daily amount outstanding	$147,422	$—
Total interest expense	$206	$—
Fair value of loans securing agreements to repurchase at period-end	$329,631	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Loans Sold Under Agreements to Repurchase (Continued)

  the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

        The repurchase agreements collateralized by loans have an average remaining term at December 31, 2010 of 10 months and 16 days. Loans securing agreements to repurchase are serviced by PLS.

        The Company's loans sold under agreements to repurchase are summarized by counterparty below as of December 31, 2010:

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Wells Fargo Bank, N.A.	$96,250	November 1, 2011
Citibank, N.A.	$85,563	December 8, 2011
Credit Suisse First Boston Mortgage Capital LLC	$189	November 1, 2011

Note 12—Securities Sold Under Agreements to Repurchase

        Financial data pertaining to securities sold under agreements to repurchase were as follows:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to September 30, 2009
	(dollar amounts in thousands)
Period-end balance	$101,202	$—
Weighted-average interest rate at end of period	1.34%	—
Weighted-average interest rate during the period	1.39%	—
Average balance of securities sold under agreements to repurchase	$44,590	$—
Maximum daily amount outstanding	$121,047	$—
Total interest expense	$620	$—
Fair value of securities securing agreements to repurchase at period-end	$119,872	$—

        The repurchase agreements collateralized by securities have an average term of 23 days. All securities underlying repurchase agreements are held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

        The Company's securities sold under agreements to repurchase are summarized by counterparty below as of December 31, 2010:

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$11,412	February 2, 2011
Wells Fargo Bank, N.A.	$10,759	January 11, 2011
Bank of America Securities LLC	$1,120	March 30, 2011

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Securities Sold Under Agreements to Repurchase (Continued)

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS or mortgage loans securing those agreements decreases. The Company had margin deposits totaling $4,758,000 on deposit with its securities repurchase agreement counterparties as of December 31, 2010.

Note 13—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2010, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Note 14—Shareholders' Equity

        The Company was initially capitalized with a $1,000 cash contribution from an affiliate. On August 4, 2009, the Company completed offerings of 16,735,317 of its shares as follows:

  •
  an IPO of 14,706,327 of its shares at $20 per share for gross proceeds of approximately $294.1 million;

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

        On February 16, 2011, the Company issued and sold 9,500,000 common shares in an underwritten public offering at a price of $18 per share, for net proceeds of approximately $163.8 million after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses. On March 3, 2011, the Company issued and sold an additional 1,425,000 common shares pursuant to the

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Shareholders' Equity (Continued)

exercise of an over-allotment option by the public offering's underwriters and received $24.6 million of proceeds after the underwriting discount.

Note 15—Share-Based Compensation Plans

        The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Operating Partnership) and other awards based on PMT's shares that may be made by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PLS, or their affiliates and to PCM, PLS and other entities that provide services to PMT and the employees of such other entities. The equity incentive plan is administered by the Company's compensation committee, pursuant to authority delegated by the board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

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

        Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and PLS at no cost to the grantees. Such awards generally vest over a one- to four-year period. Each share option awarded under the equity incentive plan will have a term of no longer than ten years, and will have an exercise price that is no less than 100% of the fair value of the Company's shares on the date of grant of the award. Expense relating to awards is recorded in compensation.

        The Company estimates the value of restricted share units awarded with reference to the value of its shares on the date of the award. The Company's estimate of value included assumed grantee forfeiture rates of 14% per year for employees of PCM and its affiliates and no turnover for PMT's officers and its board of trustees. Award values were reduced by the value of expected shareholder distributions that the grantees will not receive during the vesting period, discounted at an appropriate risk-free rate of return. The amount of the reduction for anticipated distributions was based on amounts included in management's earnings forecast.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Share-Based Compensation Plans (Continued)

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
Number of shares:
Outstanding at beginning of period	374,810	—
Granted	23,600	375,330
Vested	(97,026)	—
Canceled	(28,400)	(520)

Outstanding at end of period	272,984	374,810

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$7.58	$—
Granted	$7.33	$7.58
Vested	$16.28	$—
Expired or canceled	$7.20	$—
Outstanding at end of period	$9.00	$7.58
Shares available for future awards(1)	1,095,442	994,000

Compensation expense recorded during the period	$1,812,000	$963,000

(1)
Based on shares outstanding as of period end. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares. However, the total number of options available for issuance under the plan cannot exceed 40 million.

        At December 31, 2010, unamortized compensation cost relating to restricted share units totaled $927,000, and is expected to be amortized over a weighted average remaining period of 14 months.

Note 16—Income Taxes

        The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary difference between net income and the REIT taxable income (before deduction for qualifying distributions) is the income of the taxable REIT subsidiaries ("TRSs"). Other than the TRS income, the other differences between REIT book income and REIT taxable income are not material.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Income Taxes (Continued)

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. All of the 2010 distributions will be characterized as ordinary income. There were no distributions for 2009 as there was a tax loss in 2009.

        The Company has elected to treat two of its subsidiaries as TRSs. Income from the TRSs is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in 2009 or 2010. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated results of operations.

        At December 31, 2009, the Company's TRSs had tax net operating loss carryforwards of approximately $106,000, expiring in 2029. For the year 2009, the Company ascribed a full valuation allowance to its net deferred tax assets due to the uncertainty in forecasting future TRS taxable income. As the income for 2010 was projected to be sufficient to utilize the federal loss carryover and projected future years income was projected to be sufficient to utilize the state loss carryover (current utilization of loss carryovers has been suspended by the state of California), the valuation allowance was reversed in the first quarter of 2010.

        The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

        The following table details the Company's income tax expense (benefit) which relates to the TRSs, for the periods presented:

	Year ended December 31, 2010	Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
	(in thousands)
Current expense (benefit):
Federal	$1,998	$(33)
State	694	(12)

Total current	2,692	(45)

Deferred expense (benefit):
Federal	(77)	—
State	(27)	—

Total deferred expense	(104)	—

Valuation allowance	(45)	45

Total provision for income taxes	$2,543	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Income Taxes (Continued)

        The following table is a reconciliation of the Company's income tax expense at statutory rates to the income tax expense at the Company's effective rate:

	Year ended December 31, 2010		Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense (benefit) at statutory tax rate	$9,459	35.0%	$(659)	35.0%
Effect of non-taxable REIT income	(7,272)	(26.9)%	747	(39.7)%
State income taxes, net of federal benefit	434	1.6%	(133)	7.0%
Other	(33)	(0.1)%	—	—
Valuation allowance	(45)	(0.2)%	45	(2.3)%

Provision for income taxes	$2,543	9.4%	$—	0.0%

        The Company's components of deferred tax assets and liabilities are as follows:

	Year ended December 31, 2010	Period from August 4, 2009 (Commencement of Operations) to December 31, 2009
	(in thousands)
Real estate valuation gain (loss)	$(104)	—
Valuation allowance	(45)	45

Total provision (benefit) for deferred income taxes	$(149)	$45

        At December 31, 2010 and December 31, 2009, the Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income tax accounts. No such accruals existed at December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Supplemental Cash Flow Information

	Year ended December 31, 2010	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	(in thousands)
Income taxes paid	$3,248	$—
Interest paid	$484	$—
Non-cash investing activities:
Transfer of mortgage loans to real estate acquired in settlement of loans	$45,951	$—
Addition of unpaid interest to mortgage loan balances in loan modifications	$155	$—
Non-cash financing activities:
Recognition of contingently payable offering costs to:
Underwriters	$—	$5,883
PNMAC Capital Management, LLC	$—	$2,941
Declaration of cash distributions to common shareholders	$7,070	$—

Note 18—Regulatory Net Worth Requirement

        On September 23, 2010, PennyMac Corp. received conditional approval as a seller-servicer for Fannie Mae. Fannie Mae's conditional approval required PennyMac Corp. to deposit, for a period of 12 months, $5.0 million in a pledged cash account to secure its performance under its master agreement with Fannie Mae. PennyMac Corp. established the pledged cash account.

        To retain its status as an approved seller-servicer, PennyMac Corp. is required to meet Fannie Mae's capital standards, which require PennyMac Corp. to maintain a minimum net worth of $2.5 million. Management believes PennyMac Corp. complies with Fannie Mae's net worth requirement as of December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Selected Quarterly Results (Unaudited)

        Following is a presentation of selected quarterly financial data for each full quarterly period during the period from August 4, 2009 (commencement of operations) to December 31, 2010:

	2010				2009
	December 31	September 30	June 30	March 31	December 31
	(dollars in thousands, except per share data)
For the quarter ended:
Net investment income	$13,629	$12,656	$13,915	$3,854	$1,485
Net income (loss)	$7,349	$7,729	$8,151	$1,254	$(1,153)
Earnings (loss) per share:
Basic	$0.44	$0.46	$0.49	$0.07	$(0.07)
Diluted	$0.43	$0.45	$0.48	$0.07	$(0.07)
Cash distributions declared per share	$0.84	$0.35	$—	$—	$—
At period end:
Short-term investment	$—	$—	$18,197	$115,485	$213,628
Mortgage-backed securities at fair value	119,872	137,049	103,164	76,389	83,771
Mortgage loans at fair value	368,216	244,912	197,505	123,464	26,046
Real estate acquired in settlement of loans	29,685	26,112	13,241	1,511	—
Other assets	71,322	45,898	38,371	9,839	1,001

Total assets	$589,095	$453,971	$370,478	$326,688	$324,446

Loans sold under agreements to repurchase	$147,422	$—	$—	$—	$—
Securities sold under agreements to repurchase at fair value	101,202	116,139	31,362	—	—
Other liabilities	20,558	11,352	14,842	11,208	10,648

Total liabilities	269,182	127,491	46,204	11,208	10,648

Shareholders' equity	319,913	326,480	324,274	315,480	313,798

Total liabilities and shareholders' equity	$589,095	$453,971	$370,478	$326,688	$324,446

Note 20—Recently Issued Accounting Pronouncements

        On February 24, 2010, the FASB issued ASU 2010-09, which amends the Subsequent Events topic of the ASC, to address certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. ASU 2010-09 requires SEC filers such as the Company to evaluate subsequent events through the date the financial statements are issued. The ASU was effective immediately upon issuance. The adoption of this ASU did not have a material effect on the Company's financial statements.

        In January 2010, the FASB issued an Accounting Standards Update ("ASU"), ASU 2010-06 to the Fair Value Measurements and Disclosure topic of the Accounting Standards Codification. The ASU requires additional disclosures about the transfers of classifications among the fair value classification

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Recently Issued Accounting Pronouncements (Continued)

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

Note 21—Subsequent Events

        Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

  •
  On January 28, 2011, The Company paid dividends totaling $7.1 million. Such dividends were included in accounts payable and accrued liabilities at December 31, 2010.

  •
  On February 16, 2011, the Company issued and sold 9,500,000 common shares in an underwritten public offering at a price of $18 per share, for net proceeds of approximately $163.8 million after the underwriting discount and estimated offering expenses and reimbursement of certain expenses.

  •
  On February 25, 2011, the Company amended one of its master repurchase agreements to finance nonperforming loans, increasing the aggregate principal amount committed for borrowing thereunder from $125.0 million to $250.0 million.

  •
  On March 3, 2011, the Company issued and sold an additional 1,425,000 common shares pursuant to the exercise of an over-allotment option by the public offering's underwriters and received $24.6 million of proceeds after the underwriting discount.

  •
  The Company has completed the purchase of $244.6 million of mortgage loans.

  •
  PCM committed to purchase mortgage loans with purchase prices totaling approximately $52.8 million. The pending transactions are subject to continuing due diligence and customary closing conditions, and there can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

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

Dated: March 7, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	March 7, 2011
/s/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 7, 2011
/s/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	March 7, 2011
/s/ MATTHEW BOTEIN Matthew Botein	Trustee	March 7, 2011
/s/ SCOTT W. CARNAHAN Scott W. Carnahan	Trustee	March 7, 2011
/s/ RANDALL D. HADLEY Randall D. Hadley	Trustee	March 7, 2011
/s/ CLAY A. HALVORSEN Clay A. Halvorsen	Trustee	March 7, 2011

Signatures	Title	Date

/s/ JOEL S. MARCUS Joel S. Marcus	Trustee	March 7, 2011
/s/ DAVID A. SPECTOR David A. Spector	Trustee	March 7, 2011
/s/ STACEY D. STEWART Stacey D. Stewart	Trustee	March 7, 2011
/s/ MARK WIEDMAN Mark Wiedman	Trustee	March 7, 2011
/s/ FRANK P. WILLEY Frank P. Willey	Trustee	March 7, 2011

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K
December 31, 2010

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
10.5
Amendment No. 1 to Management Agreement among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.6
Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.7
Amendment No. 1 to Loan (Flow) Servicing Agreement between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.8	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description
10.9	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
10.10
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.11
Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.12
Master Repurchase Agreement among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.13
Guaranty by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.14
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.15	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
21.1	Subsidiaries of PennyMac Mortgage Investment Trust.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.