Form 10-Q
period 2011-03-31
PennyMac Mortgage Investment Trust
filed 2011-05-06
CIK 1464423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
Or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2011
Common Shares of Beneficial Interest,	27,763,243
$.01 par value

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
March 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

(In thousands, except share data)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$10,843	$45,447
Short term investments	53,194	—
Mortgage-backed securities at fair value	102,195	119,872
Mortgage loans at fair value	592,445	368,216
Real estate acquired in settlement of loans	31,285	29,685
Principal and interest collections receivable	26,854	8,249
Interest receivable	1,416	978
Mortgage servicing rights at fair value	37	—
Due from affiliates	4,580	2,115
Other assets	17,682	14,533

Total assets	$840,531	$589,095

LIABILITIES
Accounts payable and accrued liabilities	$1,200	$9,080
Loans sold under agreements to repurchase	220,367	147,422
Securities sold under agreements to repurchase at fair value	88,065	101,202
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	8,254	5,595

Total liabilities	323,769	269,182

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 27,762,843 and 16,832,343 shares at March 31, 2011 and December 31, 2010, respectively	278	168
Additional paid-in capital	506,269	317,175
Retained earnings	10,215	2,570

Total shareholders' equity	516,762	319,913

Total liabilities and shareholders' equity	$840,531	$589,095

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

(In thousands, except per share data)

	Quarter Ended March 31,
	2011	2010
Investment Income
Net gain (loss) on investments:
Mortgage-backed securities	$(442)	$57
Mortgage loans	10,353	1,133

	9,911	1,190

Interest income:
Short term investments	31	45
Mortgage-backed securities	1,086	1,284
Mortgage loans	5,086	1,335

	6,203	2,664

Net gain on correspondent lending mortgage loans	62	—
Results of real estate acquired in settlement of loans	1,089	—
Change in fair value of mortgage servicing rights	(3)	—
Other income	21	—

Net investment income	17,283	3,854

Expenses
Interest	2,278	—
Loan servicing fees	2,206	85
Management fees	1,549	1,211
Compensation	1,014	803
Professional services	877	94
Insurance	190	197
Other	883	83

Total expenses	8,997	2,473

Income before provision for income taxes	8,286	1,381
Provision for income taxes	641	127

Net income	$7,645	$1,254

Earnings per share, basic and diluted	$0.35	$0.07
Weighted average shares outstanding
Basic	21,938	16,735
Diluted	22,148	17,110

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Total
Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Underwriting and offering costs	—	—	(150)	—	(150)
Net income	—	—	—	1,254	1,254
Share-based compensation	—	—	578	—	578

Balance at March 31, 2010	16,735,317	$167	$315,942	$(629)	$315,480

Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Proceeds from offerings of common shares	10,925,000	110	196,540	—	196,650
Underwriting and offering costs	—	—	(8,241)	—	(8,241)
Net income	—	—	—	7,645	7,645
Share-based compensation	5,500	—	795	—	795

Balance at March 31, 2011	27,762,843	$278	$506,269	$10,215	$516,762

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$7,645	$1,254
Adjustments to reconcile net income to net cash used by operating activities:
Net loss (gain) on mortgage-backed securities	442	(57)
Net gain on non-correspondent lending mortgage loans	(10,353)	(1,133)
Accrual of unearned discounts on mortgage-backed securities	(714)	(765)
Net gain on correspondent lending mortgage loans	(62)	—
Results of real estate acquired in settlement of loans	(1,089)	—
Change in fair value of mortgage servicing rights	3	—
Amortization of credit facility commitment fees	312	—
Share-based compensation expense	795	578
Purchases of mortgage loans acquired for sale	(19,576)	(13,782)
Sales of mortgage loans acquired for sale	19,155	13,782
Increase in principal and interest collections receivable	(18,605)	(1,264)
Increase in interest receivable	(478)	(110)
Increase in due from affiliates	(2,465)	(51)
Increase in other assets	(2,215)	(475)
(Decrease) increase in accounts payable and accrued liabilities	(3,384)	36
Increase in income taxes payable	—	127
Increase in payable to affiliates	2,659	397

Net cash used in operating activities	(27,930)	(1,463)

Cash flows from investing activities:
Net (increase) decrease in short term investments	(53,194)	98,143
Purchases of mortgage-backed securities at fair value	—	(414)
Repayments of mortgage-backed securities at fair value	17,949	8,618
Purchases of mortgage loans at fair value	(243,128)	(101,425)
Repayments of mortgage loans at fair value	15,569	—
Sales of mortgage loans at fair value	2,565	—
Purchases of real estate acquired in settlement of loans	(247)	(1,238)
Sales of real estate acquired in settlement of loans	13,911	—
Increase in margin deposits	(1,246)	—

Net cash (used) provided in investing activities	(247,821)	3,684

Cash flows from financing activities:
Sales of loans under agreements to repurchase	121,844	—
Repurchases of loans sold under agreements to repurchase	(48,899)	—
Sales of securities under agreements to repurchase	257,952	—
Repurchases of securities sold under agreements to repurchase	(271,089)	—
Proceeds from issuance of common shares	196,650	—
Payment of underwriting and offering costs	(8,241)	(150)
Payment of dividends	(7,070)	—

Net cash provided (used) in financing activities	241,147	(150)

Net (decrease) increase in cash	(34,604)	2,071
Cash at beginning of period	45,447	54

Cash at end of period	$10,843	$2,125

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

        The Company believes that it qualifies, and has elected to be taxed, as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

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

        The Company conducts substantially all of its operations, and makes substantially all of its investments, through its subsidiary, PennyMac Operating Partnership, L.P. (the "Operating Partnership"), and the Operating Partnership's subsidiaries. A subsidiary of the Company is the sole general partner, and the Company is the sole limited partner, of the Operating Partnership.

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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. Most of the non-correspondent lending loans purchased by the Company have been acquired from one major financial institution.

        Through its management agreement with PCM and its loan servicing agreements with its loan servicers, including PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Department of Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a writedown of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

        Because of the Company's investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

  •
  changes in the overall economy, unemployment rates and residential real estate values in the markets where the properties securing the Company's mortgage loans are located;

  •
  PCM's ability to identify, and the Company's loan servicers' ability to execute, optimal resolutions of problem mortgage loans;

  •
  the accuracy of valuation information obtained during the Company's due diligence activities;

  •
  PCM's ability to effectively model, and to develop appropriate model assumptions, that properly anticipate future outcomes;

  •
  the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company's ability to effect cures or resolutions to distressed loans; and

  •
  regulatory and legislative support of the foreclosure process, and the resulting impact on the Company's ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        The Company purchased $243.1 million and $101.4 million at fair value of mortgage loans for its investment portfolio during the quarters ended March 31, 2011 and 2010, respectively. Of those totals, $227.3 million and $91.3 million at fair value of mortgage loans were purchased from subsidiaries of one money-center bank.

        As discussed in Note 3—Transactions with Related Parties, a portion of the Company's short term investments is made in an uninsured institutional money market fund that is managed by a strategic investor in the parent company of PCM and PLS. The fund invests exclusively in first-tier securities as rated by a nationally recognized statistical rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the United States Government or its agencies, obligations of foreign banks with operations in the United States, fully collateralized repurchase agreements and variable and floating rate demand notes.

Note 3—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will be obligated to pay a termination fee to PCM. As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the "Annual Report"), certain of the underwriting costs incurred in the Company's initial public offering ("IPO") were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Under circumstances where the termination fee is payable, PMT will reimburse PCM the underwriting costs discussed in Note 12—Shareholders' Equity.

        PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears. Following is a summary of management fee expense and the related liability recorded by the Company for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands)
Base management fee	$1,549	$1,211
Performance incentive fee	—	—

Total management fee incurred during the period	1,549	1,211
Fee paid during the period	(1,228)	(1,169)
Fee outstanding at beginning of period	1,228	1,169

Fee outstanding at period end	$1,549	$1,211

        Both the management and termination fees are more fully described in Note 4—Transactions with Related Parties to the Company's Annual Report.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

        The Company, through the Operating Partnership, also has a loan servicing agreement with PLS. Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other servicers or specialty servicers, as applicable.

        Servicing fee rates for nonperforming loans are expected to range between 30 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company's behalf. PLS is also entitled to certain customary market-based fees and charges, including boarding and de-boarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In the event PLS either effects a refinancing of a loan on the Company's behalf and not through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive from the Company an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly, when PLS originates a loan to facilitate the disposition of real estate that it acquires in settlement of a loan, PLS will be entitled to a fee in the same amount.

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

        In connection with the Company's correspondent lending business, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, the Company has collected interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party only where the Company is not approved or licensed to sell to such third party. During the quarter ended March 31, 2011, the Company recorded fulfillment fees totaling $12,000. No fulfillment fees were incurred during the quarter ended March 31, 2010.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

        Following is a summary of those expenses for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$2,171	$84
Reimbursement of expenses incurred on PMT's behalf:
Compensation	128	125
Other	659	271

	787	396
Reimbursement of common overhead incurred by PCM and its affiliates	587	—

	$3,545	$480

Payments made during the period	$1,206	$128

        During the Company's startup period and through the quarter ended March 31, 2010, PCM and its affiliates did not charge the Company for its proportionate share of common overhead expenses. Such expenses totaled approximately $500,000 for the quarter ended March 31, 2010. No other charges were waived by PCM during the Company's startup period and through the quarter ended March 31, 2010. Management believes that PCM does not intend to waive recovery of common overhead costs in the future.

        Amounts due to affiliates are summarized below as of the dates presented:

	March 31, 2011	December 31, 2010
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,549	1,228
Expenses	3,764	1,426

	$8,254	$5,595

        Amounts due from affiliates totaled $4.6 million and $2.1 million at March 31, 2011 and December 31, 2010, respectively, and represent reimbursable expenses paid on the affiliates' behalf by the Company.

        The Company's short term investments include investment in a liquidity management fund that is managed by a strategic investor in the parent company of PCM and PLS.

        PCM's parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company's common shares of beneficial interest at both March 31, 2011 and December 31, 2010.

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

        During the quarter ended March 31, 2011, the Company made grants of restricted share units which entitle the recipients to receive dividends during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, "dividends") are participating securities and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.

        The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended March 31,
	2011	2010
	(amounts in thousands except per share amounts)
Basic earnings per share:
Net income	$7,645	$1,254
Effect of participating securities—share-based compensation instruments	(31)	—

Net income attributable to common shareholders	$7,614	$1,254

Weighted-average shares outstanding	21,938	16,735

Basic earnings per share	$0.35	$0.07

Diluted earnings per share:
Net income	$7,645	$1,254

Weighted-average shares outstanding	21,938	16,735
Dilutive potential common shares—shares issuable under share based compensation plan	210	375

Diluted weighted-average number of common shares outstanding	22,148	17,110

Diluted earnings per common share	$0.35	$0.07

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

  Fair Value Accounting Elections

        Management identified all of its financial assets, including the short term investments, mortgage-backed securities ("MBS") and mortgage loans, as well as its securities sold under agreements to repurchase and its mortgage servicing rights ("MSRs") to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company's investment performance. For loans sold under agreements to repurchase subject to agreements made beginning in December 2010, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt and not expensed as incurred, thereby reflecting the debt issuance expense over the periods benefiting from the usage of the debt.

  Financial Statement Items Measured at Fair Value on a Recurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short term investments	$53,194	$—	$—	$53,194
Mortgage-backed securities	—	—	102,195	102,195
Mortgage loans	—	4,409	588,036	592,445
Mortgage servicing rights	—	—	37	37

	$53,194	$4,409	$690,268	$747,871

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$88,065	$88,065

	$—	$—	$88,065	$88,065

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

        The Company's MBS, mortgage loans (excluding its correspondent lending loans), MSRs and securities sold under agreements to repurchase were measured using Level 3 inputs. The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the periods presented:

	Quarter ended March 31, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$484,122
Purchases	—	243,128	—	243,128
Repayments	(17,949)	(15,569)	—	(33,518)
Accrual of unearned discounts	714	—	—	714
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(14,175)	—	(14,175)
Sales	—	(2,565)	—	(2,565)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	40	—	40
Servicing received as proceeds from sales of mortgage loans	—	—	40	40
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	5,470	—	5,470
Other factors	(442)	7,457	(3)	7,012

	(442)	12,927	(3)	12,482

Balance, March 31, 2011	$102,195	$588,036	37	$690,268

Changes in fair value recognized during the period relating to assets still held at March 31, 2011	$(442)	$24,157	$(3)	$23,712

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Securities sold under agreements to repurchase
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	257,952
Repurchases	(271,089)

Balance, March 31, 2011	$88,065

Changes in fair value recognized during the period relating to liabilities still outstanding at March 31, 2011	$—

	Quarter ended March 31, 2010
	Mortgage-backed securities	Mortgage loans	Total
	(in thousands)
Balance, December 31, 2009	$83,771	$26,046	$109,817
Total changes in fair value included in income	57	1,133	1,190
Purchases	414	115,207	115,621
Accrual of unearned discounts	765	—	765
Repayments	(8,618)	(4,867)	(13,485)
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(273)	(273)
Sale	—	(13,782)	(13,782)

Balance, March 31, 2010	$76,389	$123,464	$199,853

Changes in gains relating to assets still held at March 31, 2010	$57	$(790)	$(733)

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	March 31, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$119,673	$189,782	$(70,109)
90 or more days delinquent(1)	472,772	929,681	(456,909)

	$592,445	$1,119,463	$(527,018)

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

	December 31, 2010
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$90,208	$139,475	$(49,267)
90 or more days delinquent(1)	278,008	521,326	(243,318)

	$368,216	$660,801	$(292,585)

(1)
Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

        Following are the changes in fair value included in current period income by consolidated statement of income line item:

	Changes in fair value included in current period income
	Quarter ended March 31,
	2011				2010
	Interest income	Gain (loss) on investments	Change in fair value of MSRs	Total	Interest income	Gain (loss) on investments	Total
	(in thousands)
Assets:
Short term investments	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	714	(442)	—	272	765	57	822
Mortgage loans	—	10,415	—	10,415	—	1,133	1,133
Mortgage servicing rights	—	—	(3)	(3)	—	—	—

	$714	$9,973	$(3)	$10,684	$765	$1,190	$1,955

Liabilities:
Loans and securities sold under agreements to repurchase	$—	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—	$—

  Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

        The Company measures its investment in real estate acquired in settlement of loans at management's estimates of the respective properties' fair values less cost to sell on a nonrecurring basis. The value of the real estate acquired in settlement of loans is initially established as the lesser of (a) either the fair value of the loan at the date of transfer or the purchase price of the property, and (b) the fair value of the real estate less estimated costs to sell as of the date of transfer. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        The Company carried $31.3 million and $29.7 million of real estate acquired in settlement of loans on its consolidated balance sheet at March 31, 2011 and December 31, 2010, respectively. During the quarters ended March 31, 2011 and 2010, mortgage loans with fair values of $14.2 million and $0.3 million, respectively, were transferred to real estate acquired in settlement of loans. Real estate acquired in settlement of loans with fair values of $9.2 million was remeasured at fair value less estimated costs to sell during the quarter ended March 31, 2011. Losses totaling $1.3 million were recognized in Results of real estate acquired in settlement of loans as a result of these remeasurements for the quarter ended March 31, 2011. No real estate acquired in settlement of loans was remeasured at fair value during the quarter ended March 31, 2010.

  Fair Value of Financial Instruments Carried at Amortized Cost

        In November and December 2010, the Company acquired new debt facilities to finance its investment in nonperforming loans in the form of repurchase agreements. As discussed above, management designated these agreements to be accounted for at amortized cost. Management has concluded that the estimated fair value of loans sold under agreements to repurchase approximates the agreements' carrying value due to the agreements' short terms and variable interest rates.

  Valuation Techniques

        The following describes the methods used in estimating the fair values of Level 2 and Level 3 financial statement items:

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). For indications of value received as of March 31, 2011, PCM's Capital Markets staff reviewed, and its senior management Valuation Committee reviewed and approved, the securities' values. PCM's review is for the purpose of evaluating the reasonableness of the broker's indication of value and may result in the broker modifying its indications of value. PCM does not intend to adjust its fair value estimates to amounts different from the broker's indications of value.

        Interest income on MBS is recognized over the life of the security using the interest method and is included in the consolidated statement of income under the caption Interest income—Mortgage-backed securities. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

  Mortgage Loans

        Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing:

  •
  Mortgage loans that are saleable into active markets, comprised of the Company's correspondent lending loans, are categorized as "Level 2" financial statement items and their fair values are estimated using their quoted market price or market price equivalent.

  •
  Loans that are not saleable into active markets are categorized as "Level 3" financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in value attributable to the change in the respective loan's delinquency status at period-end from the later of the beginning of the period or acquisition date.

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

        Interest income on loans is recognized over the life of the loan using its contractual interest rate and is included in the consolidated statement of income under the caption Interest income—Mortgage loans. Accrual of interest earned but not yet collected is suspended and all previously accrued interest is reversed for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Accrual of interest is resumed when the loan becomes contractually current. At March 31, 2011, the Company had suspended accrual of interest relating to approximately 80% of its investment in mortgage loans, as measured by their estimated fair values, due to delinquency.

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" financial statement item. Fair value of real estate acquired in settlement of loans is determined by management based on a current estimate of value that is based on a broker's price opinion or a full appraisal. Changes in fair value of real estate acquired in settlement of loans are included in the consolidated statement of income under the caption Results of real estate acquired in settlement of loans.

  Mortgage Servicing Rights

        MSRs are categorized as "Level 3" financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management assumes market participants would use in their

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

determinations of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. The Company identified MSRs resulting from its correspondent lending activities as a class of servicing rights and elected to apply fair value accounting to these MSRs. Presently, this class represents all of the Company's MSRs. Changes in the fair value of MSRs are included in the consolidated statement of income under the caption Changes in fair value of mortgage servicing rights.

  Securities Sold Under Agreements to Repurchase

        Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements' short maturities.

Note 6—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows as of the dates presented:

	March 31, 2011
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$79,938	$—	$5,173	$1,603	$1,638	$68,050	$3,474	4.14%
Non-Agency Alt-A	13,604	589	6,350	—	—	6,665	—	9.38%
Non-Agency prime jumbo	8,653	—	8,653	—	—	—	—	3.50%

	$102,195	$589	$20,176	$1,603	$1,638	$74,715	$3,474	4.78%

	December 31, 2010
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$382	$5,627	$2,134	$2,532	$79,138	$3,970	4.46%
Non-Agency Alt-A	15,824	649	6,750	—	14	8,411	—	9.19%
Non-Agency prime jumbo	10,265	—	10,265	—	—	—	—	3.51%

	$119,872	$1,031	$22,642	$2,134	$2,546	$87,549	$3,970	5.00%

        All of the Company's MBS had remaining contractual maturities of more than ten years at March 31, 2011 and at December 31, 2010. At March 31, 2011 and at December 31, 2010, the Company had pledged all of its MBS to secure agreements to repurchase.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Mortgage Loans at Fair Value

        The Company's mortgage loans at fair value include correspondent lending loans as well as other mortgage loans.

        Following is a summary of the distribution of the Company's mortgage loans at fair value as of the dates presented:

	March 31, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Correspondent lending loans:
Government insured or guaranteed	$1,995	$1,909	$3,212	$3,115
Fixed-rate:
Agency-eligible	1,552	1,540	754	750
Jumbo loans	858	841	—	—

	4,405	4,290	3,966	3,865
Pipeline and forward-sale derivatives, net	4	—	—	—

	4,409	4,290	3,966	3,865

Other mortgage loans:
Nonperforming loans	472,772	929,681	278,008	521,326
Performing loans:
Fixed	61,325	94,867	49,444	73,256
ARM/Hybrid	46,511	77,492	31,916	54,430
Interest rate step-up	7,364	13,040	4,813	7,831
Balloon	64	93	69	93

	115,264	185,492	86,242	135,610

	588,036	1,115,173	364,250	656,936

	$592,445	$1,119,463	$368,216	$660,801

        At March 31, 2011, approximately 74% of the non-correspondent lending mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with unpaid principal balance-to current property value ratios in excess of 100% at March 31, 2011. The non-correspondent lending mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 26% of the loan portfolio's estimated fair value at March 31, 2011. The non-correspondent lending mortgage loan portfolio contains loans from New York, Florida and Illinois, that each represent 5% or more of the portfolio's estimated fair value at March 31, 2011.

        At December 31, 2010, approximately 94% of the non-correspondent lending mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Over 67% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid principal balance-to current property value ratios in excess of 100% at December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Mortgage Loans at Fair Value (Continued)

The non-correspondent lending mortgage loan portfolio consisted of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 27% of the loan portfolio's estimated fair value at December 31, 2010. The non-correspondent lending mortgage loan portfolio contained loans from Florida, Illinois and New York, that each represented 5% or more of the portfolio's estimated fair value at December 31, 2010.

        At March 31, 2011, mortgage loans at fair value totaling $486.6 million were pledged to secure sales of loans under agreements to repurchase. At December 31, 2010, mortgage loans at fair value totaling $329.6 million were pledged to secure sales of loans under agreements to repurchase.

Note 8—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in real estate acquired in settlement of loans for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands)
Balance at beginning of period	$29,685	$—
Purchases	247	1,238
Transfers from mortgage loans at fair value	14,175	273
Valuation adjustments, including net gains on sale	1,089	—
Sales proceeds	(13,911)	—

Balance at period end	$31,285	$1,511

        At March 31, 2011, real estate acquired in settlement of loans totaling $4.3 million was pledged in connection with sales of loans under agreements to repurchase. At December 31, 2010, no real estate acquired in settlement of loans was pledged to secure borrowings.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Loans Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to loans sold under agreements to repurchase as of and for the periods presented:

	Quarter ended March 31,
	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$220,367	$—
Unused amount(1)	$204,633	$—
Weighted-average interest rate at end of period	3.70%	—
Weighted-average interest rate during the period	4.43%	—
Average balance of loans sold under agreements to repurchase	$177,575	$—
Maximum daily amount outstanding	$240,767	$—
Total interest expense	$1,969	$—
Fair value of loans and real estate acquired in settlement of loans securing agreements to repurchase at period-end	$490,875	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

        The repurchase agreements collateralized by loans have an average remaining term of approximately 8 months at March 31, 2011.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's loans sold under agreements to repurchase is summarized by counterparty below as of March 31, 2011:

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Wells Fargo Bank, N.A.	$84,826	November 1, 2011
Citibank, N.A.	$184,998	December 8, 2011
Credit Suisse First Boston Mortgage Capital LLC	$493	November 1, 2011

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10—Securities Sold Under Agreements to Repurchase at Fair Value

        Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended March 31,
	2011	2010
	(dollar amounts in thousands)
Period-end balance	$88,065	$—
Weighted-average interest rate at end of period	1.26%	—
Weighted-average interest rate during the period	1.30%	—
Average balance of securities sold under agreements to repurchase	$95,307	$—
Maximum daily amount outstanding	$101,202	$—
Total interest expense	$309	$—
Fair value of securities securing agreements to repurchase at period-end	$102,195	$—

        The repurchase agreements collateralized by securities have an average term of 21 days. All securities underlying repurchase agreements are held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

        The amount at risk (the fair value of the securities pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's securities sold under agreements to repurchase are summarized by counterparty below as of March 31, 2011:

Counterparty	Amount at risk	Weighted-average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$9,946	May 2, 2011
Wells Fargo Bank, N.A.	$9,692	April 9, 2011
Bank of America Securities LLC	$387	June 30, 2011

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS securing those agreements decreases. As of March 31, 2011 and December 31, 2010, the Company had margin deposits totaling $6.0 million and $4.8 million, respectively, on deposit with its securities repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheet.

Note 11—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2011, the Company was not involved in any such proceedings, claims or legal actions that would be reasonably likely to have a material adverse effect on the Company.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Commitments and Contingencies (Continued)

Mortgage Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments as of the date presented:

March 31, 2011
(in thousands)
Correspondent lending:
Commitments to purchase mortgage loans	$5,422
Commitments to sell mortgage loans	$3,528
Other mortgage loans:
Commitments to purchase mortgage loans	$30,520

Note 12—Shareholders' Equity

        On February 16, 2011, the Company issued and sold 9,500,000 common shares in an underwritten public offering at a price of $18 per share, for net proceeds of approximately $163.8 million after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses. On March 3, 2011, the Company issued and sold an additional 1,425,000 common shares at a price of $18 per share pursuant to the exercise of an over-allotment option by the public offering's underwriters and received $24.6 million of proceeds after the underwriting discount and reimbursement of certain expenses.

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during the 24-quarter period, the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount. If this requirement is not satisfied by the end of such 24-quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 13—Share-Based Compensation Plan

        The Company's equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award. Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and its affiliates at no cost to the grantees. Such awards generally vest over a one- to four-year period. Expense relating to awards is included in the consolidated statement of income under the caption Compensation.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13—Share-Based Compensation Plan (Continued)

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended
	2011	2010
	(In thousands, except share data)
Number of shares:
Outstanding at beginning of period	272,984	374,810
Granted	340,500	22,000
Vested	(5,500)	—
Canceled	—	(22,120)

Outstanding at end of period	607,984	374,690

Expense recorded during the period	$795	$578

Unamortized compensation cost at period-end	$5,991	$2,361

At March 31, 2011:
Weighted average grant date fair value per share	$11.42

Shares available for future awards(1)	1,661,682

(1)
Based on shares outstanding as of March 31, 2011. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

Note 14—Income Taxes

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14—Income Taxes (Continued)

        The Company has elected to treat two of its subsidiaries as TRSs. Income from the TRSs is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in the quarters ended March 31, 2011 and 2010. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated statement of income.

        The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

        The following table details the Company's provision for income taxes which relates primarily to the TRSs, for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands)
Current expense (benefit):
Federal	$238	$128
State	27	44

Total current	265	172

Deferred expense (benefit):
Federal	279	—
State	97	—

Total deferred expense	376	—

Valuation allowance	—	(45)

Total provision for income taxes	$641	$127

        The provision for deferred income taxes for the quarter ended March 31, 2011 relates to unrealized valuation gains on real estate acquired in settlement of loans. There was no provision for deferred income taxes for the quarter ended March 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14—Income Taxes (Continued)

        The following table is a reconciliation of the Company's provision for income taxes at statutory rates to the provision for income taxes at the Company's effective rate:

	Quarter ended March 31,
	2011		2010
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal provision for income taxes at statutory tax rate	$2,911	35.0	$483	35.0%
Effect of non-taxable REIT income	(2,520)	(30.3)	(340)	(24.7)%
Provision for state income taxes, net of federal benefit	80	1.0	29	2.1%
Other	170	2.0	—	—
Valuation allowance	—	—	(45)	(3.2)%

Provision for income taxes	$641	7.7%	$127	9.2%

        At March 31, 2011 and December 31, 2010, the Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in the Company's income tax accounts. No such accruals existed at March 31, 2011 or at December 31, 2010.

Note 15—Supplemental Cash Flow Information

	Quarter ended March 31,
	2011	2010
	(in thousands)
Income taxes paid	$177	—
Interest paid	$2,761	—
Non-cash investing activities:
Transfer of mortgage loans to real estate acquired in settlement of loans	$14,175	$273
Addition of unpaid interest to mortgage loan balances in loan modifications	$40	—
Receipt of MSRs as proceeds from sales of loans	$40	—

Note 16—Regulatory Net Worth Requirement

        On September 23, 2010, PennyMac Corp., an indirect subsidiary of the Company, received conditional approval as a seller-servicer for Fannie Mae. Fannie Mae's conditional approval required PennyMac Corp. to deposit, for a period of 12 months, $5.0 million in a pledged cash account to secure its performance under its master agreement with Fannie Mae. PennyMac Corp. established the pledged cash account. The pledged cash is included in other assets in the consolidated balance sheets at March 31, 2011 and December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16—Regulatory Net Worth Requirement (Continued)

        To retain its status as an approved seller-servicer, PennyMac Corp. is required to meet Fannie Mae's capital standards, which require PennyMac Corp. to maintain a minimum net worth of $2.5 million. Management believes PennyMac Corp. complies with Fannie Mae's net worth requirement as of March 31, 2011.

Note 17—Subsequent Events

        Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

  •
  On April 6, 2011, the Company completed the purchase of $30.5 million of mortgage loans.

  •
  PCM committed to acquire on the Company's behalf mortgage loans with purchase prices totaling approximately $133.6 million. The pending transactions are subject to changes in the loans allocated to the Company by PCM, continuing due diligence, customary closing conditions, and obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

  •
  On May 3, 2011, the Company's Board of Trustees declared cash distributions of $0.42 per share payable on May 31, 2011 to holders of record of the Company's common shares as of May 16, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A significant portion of the nonperforming loans we have purchased have been acquired from one major financial institution.

        We seek to maximize the value of the mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as HAMP), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. We supplement these activities through participation in the following other mortgage-related activities, which are in various states of analysis, planning or implementation:

  •
  acquisition and sale or securitization of mortgage loans in a conduit capacity between originators of mortgage loans and the MBS markets. Changes in the mortgage market have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans into securitizations. We believe these changes provide us with the opportunity to act as a conduit between these loan originators and the securitization markets. During the quarter ended March 31, 2011, we purchased loans with fair values totaling $19.6 million in furtherance of our conduit strategy. We held an inventory of mortgage loans in furtherance of our correspondent lending activities totaling $4.4 million at March 31, 2011.

  •
  acquisition of REIT-eligible MBS. We believe that the recent dislocations of the residential mortgage markets have disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans. We did not purchase any MBS during the quarter ended March 31, 2011. Our portfolio of MBS totaled $102.2 million at March 31, 2011.

  •
  providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our conduit capacity more attractive to lenders from which we acquire newly originated loans.

  •
  acquisition of MSRs. We believe that opportunities exist to acquire mortgage servicing rights from liquidating and other institutions. We believe that MSR investments allow PMT to capture attractive current returns and to leverage the capabilities and efficiencies of PLS to improve the asset's value. We also intend to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. We received MSRs as proceeds on sale of mortgage loans with fair values totaling $40,000 during the quarter ended March 31, 2011 and held MSRs with fair values totaling $37,000 as of March 31, 2011.

        We are externally managed by PCM, an investment adviser that specializes in, and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS, an affiliate of PCM.

        We conduct substantially all of our operations, and make substantially all of our investments, through the Operating Partnership and its subsidiaries. One of our subsidiaries is the sole general partner of the Operating Partnership, and we are the sole limited partner.

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities are conducted in a taxable REIT subsidiary, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our taxable REIT subsidiary. We expect that the effective rate for the provisions for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth, with economic data providing mixed reports on the economic recovery. During the first quarter of 2011, the U.S. gross domestic product expanded at a 1.8% annual rate compared to the 3.7% and 3.1% annual rates for the first quarter and fourth quarters of 2010, respectively. Residential real estate transactions continue to see historically low levels of activity. However, the economy continues to grow, and economic growth is beginning to be reflected in improving unemployment rates as shown in the rate of unemployment dropping below 9% in the last two months of the quarter ended March 31, 2011. This decline in unemployment follows 21 months of unemployment rates above 9%, a rate that is high by recent historical standards. High unemployment levels are reflected in increasing personal and business bankruptcy filings as well as high delinquency and foreclosure rates on residential mortgage loans.

        While the economy is showing signs of improvement, distress in the banking industry persists at historically high levels. During the first quarter of 2011, 26 depository institutions were seized, compared to 30 depository institutions in the fourth quarter of 2010 and 157 for all of 2010 as compared to 140 for all of 2009. As of December 31, 2010, the most recent date for which problem bank information is available, the number of problem banks as identified by the FDIC increased to 884 from 775 at March 31, 2010.

        Thirty-year mortgage interest rates increased from 4.77% for the week ended January 6, 2011 to 4.86% for the week ended March 31, 2011 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey). Interest rates have been trending upward from their 2010 low of 4.17% reached during November 2010.

        Our Manager continues to see substantial volumes of nonperforming residential mortgage loan sales by a limited number of sellers, but very few sales of troubled but performing loans. During the quarter ended March 31, 2011, our Manager reviewed 19 mortgage loan pools with unpaid principal balances totaling approximately $2.5 billion. These mortgage loan pools were offered by 15 prospective sellers. We made acquisitions of distressed mortgage loans totaling $243.1 million, of which $227.3 million were acquired from one seller. After March 31, 2011, PCM completed the purchase, on our behalf, of $30.5 million of mortgage loans and committed to acquire, on our behalf, mortgage loans with purchase prices totaling approximately $133.6 million. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        We expect that our mortgage loan portfolio may continue to grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of mortgage loans, and the timing and extent of our success in acquiring such mortgage loans, along with availability of capital to complete such transactions, cannot be predicted.

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for sale to a government-sponsored entity ("GSE") such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). To the extent market conditions improve, or GSE loan size limits are reduced, these opportunities could also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market. We believe that this strategy would also benefit us by supplementing PCM's continuing efforts to increase the number of relationships with depository and other financial institutions that may hold distressed residential mortgage loans. During the quarter ended March 31, 2011, we acquired $19.6 million in fair value of newly originated mortgage loans.

Results of Operations

        The following is a summary of our key performance measures for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands, except per share data)
Net investment income	$17,283	$3,854
Net income	$7,645	$1,254
Earnings per share:
Basic	$0.35	$0.07
Diluted	$0.35	$0.07
Distributions per share:
Declared	$—	$—
Paid	$0.42	$—
Investment acquisitions during the period	$243,375	$103,077
Total assets at period end	$840,531	$326,688

        During the quarter ended March 31, 2011, we recorded net income of $7.6 million, or $0.35 per diluted share. Our net income reflects net gains on our investments totaling $9.9 million, including $8.0 million of valuation gains, supplemented by $6.2 million of interest income, and gains from real estate operations of $1.1 million.

        During the quarter ended March 31, 2010, we recorded net income of $1.3 million, or $0.07 per diluted share. Net income for the quarter ended March 31, 2010, reflected net gains on our investments totaling $1.2 million, all of which were valuation gains, supplemented by $2.7 million of interest income. Our net income for the first quarter of 2010 did not include provision for approximately $500,000 of common overhead costs relating to the quarter ended March 31, 2010 that were otherwise due to PCM because PCM waived recovery of such costs through the first quarter of 2010. PCM has not subsequently waived, and we believe that PCM does not intend to waive in the future, recovery of common overhead costs.

 Asset Acquisitions

        Following is a summary of our acquisitions of mortgage investments for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands)
Mortgage-backed securities	$—	$414
Distressed mortgage loans(1)(2)(3)
Performing	21,897	10,119
Nonperforming	221,231	91,306

	243,128	101,425

Real estate acquired in settlement of loans	247	1,238

	$243,375	$103,077

(1)
Performance status as of the date of acquisition.

(2)
$227.3 million and $91.3 million of our distressed asset purchases during the quarter ended March 31, 2011 and 2010, respectively, and subsequent purchases through the date of this Report totaling $30.5 million were acquired from one large financial institution. We also have pending purchases in the amount of $133.6 million from that institution as of the date of this Report. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions, and our obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

(3)
Amount excludes $19.6 million and $13.8 million of loans purchased for immediate resale during the quarters ended March 31, 2011 and 2010, respectively.

        The distressed mortgage loans acquired had the following characteristics:

	Quarter ended March 31,
	2011	2010
	(dollar amounts in thousands)
At acquisition date:
Unpaid principal balance	$514,197	$178,327
Purchase discount	$(271,069)	$(76,902)
At March 31, 2011, percentage of mortgage loans:
with FICO scores at origination below 700	59.8%	95.5%
nonperforming	91.5%	85.7%
with current loan-to value ratios over 100%	76.8%	55.3%

Net Investment Income

        During the quarter ended March 31, 2011, we recorded net investment income of $17.3 million, comprised of net gains on investments of $9.9 million supplemented by $6.2 million of interest income and $1.1 million of gains from results of real estate acquired in settlement of loans. This compares to net investment income of $3.9 million recognized during the quarter ended March 31, 2010, which was comprised primarily of $2.7 million of interest income, supplemented by net gains on investments totaling $1.2 million. The growth and shift in net investment income reflects the incomplete deployment of the proceeds from our IPO and the short time in which we held the assets during the quarter ended March 31, 2010.

        Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended March 31, 2011
	Interest income
	Coupon	Discount accrual	Total	Net gain (loss) on investments	Total revenue	Average balance	Annualized interest %
	(dollars in thousands)
Short term investments	$31	$—	$31	$—	$31	$59,581	0.21%
Mortgage-backed securities:
Non-Agency subprime	110	586	696	(291)	405	88,758	3.13%
Non-Agency Alt-A	195	117	312	(48)	264	14,396	8.66%
Non-Agency prime jumbo	67	11	78	(103)	(25)	9,436	3.31%

Total mortgage-backed securities	372	714	1,086	(442)	644	112,590	3.86%

Mortgage loans	5,086	—	5,086	10,415	15,501	432,871	4.70%

	$5,489	$714	$6,203	$9,973	$16,176	$605,042	4.10%

	Quarter ended March 31, 2010
	Interest income
	Coupon	Discount accrual	Total	Net gain (loss) on investments	Total revenue	Average balance	Annualized interest %
	(dollars in thousands)
Short-term money market investments	$45	$—	$45	$—	$45	$174,377	0.10%
Mortgage-backed securities:
Non-Agency subprime	34	595	629	(29)	600	38,261	6.58%
Non-Agency Alt-A	341	153	494	117	611	25,850	7.64%
Non-Agency prime jumbo	144	17	161	(31)	130	17,126	3.76%

Total mortgage-backed securities	519	765	1,284	57	1,341	81,237	6.32%

Mortgage loans	1,335	—	1,335	1,133	2,468	60,542	8.82%

	$1,899	$765	$2,664	$1,190	$3,854	$316,156	3.37%

        The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended March 31, 2011 vs. Quarter ended March 31, 2010
	Increase (decrease) due to changes in
			Total change
	Rate	Volume
	(in thousands)
Short term investments	$27	$(41)	$(14)
Mortgage-backed securities:
Non-Agency subprime	(451)	519	68
Non-Agency Alt-A	58	(241)	(183)
Non-Agency prime jumbo	(17)	(66)	(83)

Total mortgage-backed securities	(410)	212	(198)

Mortgage loans	(894)	4,645	3,751

	$(1,277)	$4,816	$3,539

        In the quarter ended March 31, 2011, we earned interest income of $6.2 million and recognized net gains on investments totaling $10.0 million. Interest on our short term investments decreased due to redeployment of these investments into our targeted asset classes: mortgage loans and MBS.

        Interest income on our portfolio of MBS decreased primarily due to a decrease in yields of these securities from 6.32% to 3.86%, partially offset by an increase in our investment in such securities. Gains on MBS were the result of valuation changes as we did not sell any MBS during 2011 or 2010. Both the decrease in yield on MBS and appreciation in the securities' fair values were primarily due to increased demand for non-Agency MBS in the marketplace that is not presently being matched by increased securitization volumes. At March 31, 2011, our portfolio of MBS was comprised of currently cash flowing securities with an average yield of 4.78% and an estimated remaining life of approximately 0.91 years. We invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        In the quarter ended March 31, 2011, we recognized annualized interest of 4.70% on our portfolio of mortgage loans as measured by the portfolio's average fair value. At March 31, 2011, approximately 80% of our portfolio of mortgage loans was nonperforming. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans. We calculate the yield on our mortgage loan portfolio based on the portfolio's average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans' unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

        The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. During the first two months of the quarter ended March 31, 2011, we observed a slowdown in loan resolution activity, caused by a seasonal decline in housing sales, partially due to severe weather conditions across the country. At the beginning and end of the quarter, the weighted-average age of our inventory of real estate acquired in settlement of loans was 7.8 months and 9.2 months, respectively.

        As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At March 31, 2011, we held $472.8 million in fair value of nonperforming loans and $31.3 million in carrying value of real estate acquired in settlement of loans.

        Net gains on mortgage loans, including correspondent lending mortgage loans, are summarized below for the periods presented:

	2011	2010
	(in thousands)
Valuation changes	$8,036	$1,133
Payoffs	1,391	—
Sales	988	—

	$10,415	$1,133

        The net gains on mortgage loans arising from valuation changes were due primarily to the changes in value of loans as the loans moved through the resolution process during the quarter and to reductions in the discount rates we use to estimate the fair value of certain of our mortgage loans.

During the quarter ended March 31, 2011, we observed increasing demand for distressed mortgage assets as reflected in increased transaction prices. As a result of these observations the discount rates we use to estimate the fair value of certain of our mortgage loans was decreased to reflect our observations.

        The purchase price of mortgage loans that were resolved during the quarter ended March 31, 2011 (either through payoff, sale or liquidation of the collateral) was $26.4 million. The proceeds for the period from acquisition through the resolution event of such mortgage loans were $30.7 million. Proceeds include all principal, interest or sales-related amounts received from the loan or real estate acquired in settlement of the loan after its acquisition regardless of the period in which proceeds were received. This measure excludes other loan revenues, as well as expenses associated with the settled loans, and allocations of indirect costs or servicing costs related to management or resolution of the assets.

        Due to factors including the relative newness of these investments to us and the volatility of the market, we can provide no assurance that the cash received on settled mortgage loans is indicative of future cash receipts on our existing mortgage investments or on future investments in mortgage-related assets.

        During the quarter ended March 31, 2011, we recorded a gain of $62,000 on mortgage loans relating to our conduit activities. This gain included approximately $40,000 in fair value of MSRs received as part of the proceeds from our conduit loan sales. We also recorded net gains of $1.1 million in results of real estate acquired in settlement of loans.

Expenses

        Our expenses are summarized below for the periods presented:

	Quarter ended March 31,
	2011	2010
	(in thousands)
Interest	$2,278	$—
Loan servicing fees	2,206	85
Management fees	1,549	1,211
Compensation	1,014	803
Professional services	877	94
Insurance	190	197
Other	883	83

Total expenses	$8,997	$2,473

        Increased expenses for the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, reflect our growth. We began to incur interest expense during the third quarter of 2010 as we began using debt as a means of financing the growth of our investment portfolio. Loan servicing fees also grew substantially as our average investment in mortgage loans increased by over 600%; additionally, we began incurring activity-based fees relating to the liquidation of loans during 2011 that we did not incur due to the short period we held the loans through March 31, 2010. Compensation expense increased as the result of a grant of restricted share units to our officers and trustees as well as certain employees of PCM and its affiliates during the quarter ended March 31, 2011. Professional services expense increased due to our heightened level of mortgage investment acquisition activity during the quarter ended March 31, 2011 as compared to the quarter ended March 31, 2010.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency subprime, Alt-A and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 0.91 years. We acquired these securities to supplement our investments in mortgage loans and to ensure compliance with the REIT tax regulations relating to our asset composition.

        The following is a summary of our portfolio of MBS as of the dates presented:

	March 31, 2011
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency subprime	$79,938	$82,513	0.82	0.50%	4.14%
Non-Agency Alt-A	13,604	13,994	1.46	5.38%	9.38%
Non-Agency prime jumbo	8,653	8,719	0.87	2.90%	3.50%

	$102,195	$105,226	0.91	1.35%	4.78%

	December 31, 2010
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollar amounts in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$96,653	0.82	0.51%	4.46%
Non-Agency Alt-A	15,824	16,282	1.48	5.35%	9.19%
Non-Agency prime jumbo	10,265	10,240	1.12	2.90%	3.51%

	$119,872	$123,175	0.93	1.35%	5.00%

        Following is a summary of the distribution of our non-correspondent lending mortgage loans at fair value at March 31, 2011:

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Fixed	$61,325	11%	6.64%	$197,099	33%	6.72%	$49,444	14%	6.86%	$105,669	29%	7.17%
ARM/Hybrid	46,511	8%	4.40%	274,973	47%	6.23%	31,916	9%	4.68%	171,591	47%	6.13%
Interest rate step-up	7,364	1%	2.40%	231	0%	6.73%	4,813	1%	2.43%	247	0%	6.73%
Balloon	64	0%	9.94%	469	0%	7.82%	69	0%	9.94%	501	0%	7.70%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
1st lien	$115,251	20%	5.41%	$472,772	80%	6.45%	$86,238	24%	5.73%	$278,008	76%	6.54%
2nd lien	9	0%	5.25%	—			—	0%		—
Unsecured	4	0%	0.01%	—			4	0%	0.00%	—

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Owner occupied	$99,574	17%	5.39%	$368,758	63%	6.41%	$75,049	21%	5.72%	$213,959	59%	6.53%
Investment property	15,377	3%	5.55%	103,376	17%	6.61%	11,032	3%	5.85%	63,305	17%	6.56%
Other	313	0%	4.20%	638	0%	6.96%	161	0%	5.39%	744	0%	6.45%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 12 months	$13	0%	4.67%	$—			$4	0%	0.00%	$—
12 - 35 months	2,778	0%	5.81%	31,044	5%	6.39%	2,210	1%	5.77%	16,596	5%	6.27%
36 - 59 months	61,514	11%	5.87%	284,609	48%	6.63%	46,617	13%	6.21%	154,628	42%	6.80%
60 months or more	50,959	9%	4.74%	157,119	27%	6.05%	37,411	10%	5.06%	106,784	29%	6.10%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 600	$28,107	5%	6.19%	$68,485	12%	7.09%	$20,404	6%	5.66%	$44,930	12%	6.62%
600 - 649	24,408	4%	6.00%	80,214	14%	6.88%	19,235	5%	5.92%	49,096	13%	6.45%
650 - 699	27,012	5%	5.01%	137,108	23%	6.42%	20,521	6%	5.77%	78,528	22%	6.18%
700 - 749	26,355	4%	4.68%	127,200	21%	6.00%	20,748	6%	5.55%	70,493	19%	6.30%
750 or greater	9,382	2%	4.57%	59,765	10%	6.08%	5,334	1%	6.38%	34,961	10%	5.94%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 80%	$26,633	5%	5.92%	$46,755	8%	6.65%	$21,867	6%	5.94%	$36,667	10%	6.52%
80% - 99.99%	19,246	3%	6.24%	73,149	12%	6.43%	15,296	4%	6.53%	46,002	13%	6.42%
100% - 119.99%	24,922	4%	5.30%	96,428	16%	6.40%	19,585	6%	5.58%	62,228	17%	6.49%
120% or greater	44,463	8%	5.03%	256,440	44%	6.45%	29,494	8%	5.43%	133,111	36%	6.58%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
California	$30,352	5%	4.52%	$125,862	21%	5.89%	$20,372	6%	4.75%	$75,533	21%	5.86%
New York	8,649	1%	5.15%	50,796	9%	6.77%	5,502	1%	5.32%	20,767	6%	6.89%
Florida	7,624	1%	4.89%	48,847	8%	6.72%	5,832	2%	5.31%	35,231	10%	6.59%
Illinois	5,647	1%	5.52%	23,410	4%	6.25%	4,987	1%	5.86%	13,746	4%	6.55%
Other	62,992	12%	5.98%	223,857	38%	6.64%	49,549	14%	6.33%	132,731	35%	6.89%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

	March 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Current	$75,617	13%	5.31%	$—	0%		$56,504	16%	5.60%	$—	0%
30 days delinquent	20,973	4%	5.43%	—	0%		16,274	4%	5.83%	—	0%
60 days delinquent	18,674	3%	5.74%	—	0%		13,464	4%	6.11%	—	0%
90 days or more delinquent	—	0%		168,501	28%	6.32%	—	0%		115,586	32%	6.44%
In foreclosure	—	0%		304,271	52%	6.52%	—	0%		162,422	44%	6.60%

	$115,264	20%	5.41%	$472,772	80%	6.45%	$86,242	24%	5.73%	$278,008	76%	6.54%

        Following is a summary of our real estate acquired in settlement of loans by attribute as of the dates presented:

	March 31, 2011		December 31, 2010
Property type	Fair value	% total	Fair value	% total
1-4 dwelling units	$22,090	71%	$22,729	77%
Planned unit development	6,664	21%	4,460	15%
5+ dwelling units	1,679	5%	918	3%
Condominium/Co-op	852	3%	1,578	5%

	$31,285	100%	$29,685	100%

	March 31, 2011		December 31, 2010
Geographic distribution	Fair value	% total	Fair value	% total
California	$9,004	29%	$11,078	37%
Florida	3,449	11%	2,291	8%
Arizona	2,188	7%	1,659	6%
Michigan	2,556	8%	1,263	4%
Colorado	1,626	5%	*	*
Maryland	*	*	1,220	4%
Other	12,462	40%	12,174	41%

	$31,285	100%	$29,685	100%

*
Not included in the states representing the largest balances as of the date presented.

Cash Flows

        Our cash flows resulted in a net decrease in cash of $34.6 million during the quarter ended March 31, 2011. The negative cash flows arose primarily due to cash used by investing and operating activities exceeding cash provided by financing activities. Cash used by operating activities totaled $28.0 million during the quarter ended March 31, 2011. This use of cash was primarily due to the cash requirements related to the growth in our operating balance sheet which tracked our overall growth. Cash used by operating activities during the quarter ended March 31, 2010 also reflects the effects of growth in our operating balance sheet accounts.

        Net cash used by investing activities was $247.8 million for the quarter ended March 31, 2011. This use of cash reflects the growth of our investment portfolio. We purchased mortgage loans and real estate acquired in settlement of loans with fair values of $243.1 million and $0.2 million, respectively, during the first quarter of 2011. This contrasts with cash provided by investing activities totaling $3.7 million during the quarter ended March 31, 2010. While we purchased $101.4 million in fair value of mortgage loans during that period, we effected those purchases by redeploying a portion of our short term investments.

        Approximately 70% of our investments (comprised of non-correspondent lending mortgage loans, MBS and real estate acquired in settlement of loans) were nonperforming assets as of March 31, 2011. Nonperforming assets include mortgage loans delinquent 90 or more days and real estate acquired in settlement of loans. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the quarter ended March 31, 2011, we transferred $14.2 million of mortgage loans to real estate acquired in settlement of loans and realized cash proceeds from the sale of real estate acquired in settlement of loans totaling $13.9 million.

        Net cash provided by financing activities was $241.1 million for the quarter ended March 31, 2011. These funds were procured to finance the acquisition of additional mortgage loans. As discussed above, during the quarter ended March 31, 2010, we were able to complete our acquisitions through the redeployment of our short term investments. Therefore, we did not procure cash flow to finance our investments during the quarter ended March 31, 2010. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, repayments of maturities and margin calls relating to our debt), make investments as our Manager identifies them and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities. We expect our primary sources of liquidity to become proceeds from earnings on our investments, proceeds from sales and repayments on our investments, and proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

        On February 16, 2011, we issued and sold 9,500,000 common shares in an underwritten public offering and received $163.8 million of proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses. On March 3, 2011, we issued and sold an additional 1,425,000 common shares pursuant to the exercise of an over-allotment option by the public offering's underwriters and received $24.6 million of proceeds after the underwriting discount and reimbursement of certain expenses. We used proceeds from the issuance of these shares to fund a portion of the purchase price of portfolios of residential mortgage whole loans. We supplemented these offerings through utilization of our master repurchase agreements to finance nonperforming loans, including through an amendment to one of these agreements to increase the aggregate principal amount committed for borrowing thereunder from $125.0 million to $250.0 million.

        These sources of liquidity were used to finance acquisitions of $243.1 million of mortgage loans during the quarter ended March 31, 2011. PCM completed the purchase, on our behalf, of mortgage loans totaling $30.5 million after March 31, 2011, through the date of this Report. PCM has also committed to acquire, on our behalf, mortgage loans with purchase prices totaling approximately $133.6 million. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        Our Manager continues to explore a variety of additional means of financing our continued growth, including debt financing through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. Further, counterparty credit sensitivity and collateral documentation requirements have made it difficult to obtain financing for real estate acquired in settlement of loans, the result of which could place stress on our capital and liquidity positions at certain times during the foreclosure cycles of the related nonperforming loans.

        As of March 31, 2011, our debt financing consists of short-term borrowings in the form of the sale of securities and mortgage loans under agreements to repurchase and secured financings relating to real estate acquired in settlement of loans.

  •
  The transactions relating to securities under agreements to repurchase mature on or before June 30, 2011 and provide for sale to major financial institution counterparties of MBS in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at terms of either three weeks or three months, depending on the facility under which the securities are sold. All transactions maturing before the date of this Report have been refinanced by renewing the agreements at maturity.

  •
  The transactions relating to mortgage loans under agreements to repurchase mature between November 1, 2011 and December 8, 2011 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

  •
  The transaction relating to real estate acquired in settlement of loans is a secured financing that matures in November of 2011 and provides for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the real estate acquired in settlement of loans.

  •
  Our debt financing agreements include financial covenants that require us to maintain specified levels of tangible net worth, limit our ratio of indebtedness to net worth, maintain periodic profitability and specified levels of unrestricted cash, and limit our ability to make shareholder distributions in the event of default. The agreements also place similar requirements on PLS as well as requiring that PLS maintain its servicing portfolio at or above a specified level. We believe that we and PLS were in compliance with these covenants as of March 31, 2011.

        At March 31, 2011, we financed all of our MBS of $102.2 million, $486.6 million of mortgage loans, and $4.3 million of real estate acquired in settlement of loans, or approximately 82% of our investments in mortgage loans, MBS and real estate acquired in settlement of loans. Accordingly, repurchase agreements represent a significant source of funding for our investment portfolio.

        The amount we are able to borrow under our repurchase agreements is tied to the fair value of the MBS, mortgage loans and real estate acquired in settlement of loans securing those agreements. We are subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS or mortgage loans securing those agreements decreases.

        During the quarter ended March 31, 2011, the average balance outstanding under agreements to repurchase MBS and mortgage loans were $95.3 million and $177.6 million, respectively, and the maximum daily amount outstanding under the agreements to repurchase MBS and mortgage loans were $101.2 million and $240.8 million, respectively. The difference between the maximum and average daily amounts outstanding was due to increasing utilization of the facilities during the quarter ended March 31, 2011 after their inception during the fourth quarter of 2010.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of March 31, 2011, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of March 31, 2011, our on-balance sheet contractual obligations are limited to $308.4 million of agreements to repurchase loans and securities sold with maturities between April 6, 2011 and December 8, 2011. All agreements to repurchase that matured between March 31, 2011 and the date of this Report have been renewed and are described in Note 10—Loans Sold Under Agreements to

Repurchase and Note 11—Securities Sold Under Agreements to Repurchase in the accompanying financial statements.

        As of the date of this Report, PCM has committed to acquire, on our behalf, mortgage loans with purchase prices totaling approximately $133.6 million. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

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

        Loan Servicing Agreement.    For its services under our loan servicing agreement, PLS is entitled to base servicing fees that are competitive with those charged by other servicers or specialty servicers, as applicable. Base servicing fees are calculated as a percentage of the unpaid principal balance of the mortgage loans, with the actual percentage being based on the risk characteristics of the loans in a particular pool. Such risk characteristics include market value of the underlying properties, creditworthiness of the borrowers, seasoning of the loans, degree of current and expected loan defaults, current loan-to-value ratios, borrowers' payment history and debt-to-income levels.

        The base servicing fees for nonperforming loans range from 30 to 100 basis points per year of the unpaid principal balance of such loans. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts.

        When PLS effects a refinancing of a loan on our behalf and not through a third party lender and the resulting loan is readily saleable, PLS is entitled to receive from us an origination fee of 1.0% of the unpaid principal balance of the loan plus $750. Similarly, when PLS originates a loan to facilitate the disposition of real estate that we acquire in settlement of a loan, PLS is entitled to a fee in the same amount.

        To the extent we participate in HAMP (or other similar mortgage loan modification programs), PLS is entitled to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a mortgage loan modification for which we previously paid PLS a modification fee, PLS is required to reimburse us an amount equal to the lesser of such modification fee or such incentive payments.

        Under the loan servicing agreement, PLS is also entitled to reimbursement for all customary, reasonable and necessary out of pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

        In connection with our correspondent lending business, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we collected interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party only where we are not approved or licensed to sell to such third party. During the quarter ended March 31, 2011, we recorded fulfillment fees totaling $12,000.

        We paid servicing fees to PLS as described above and as provided in our loan servicing agreement, and recorded other expenses, including common overhead expenses incurred on our behalf by PCM and its affiliates in accordance with the terms of our management agreement.

        Conditional Payment of Underwriting Discount.    Certain of the underwriting costs incurred in our IPO were paid on our behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on our performance as follows: we will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, our "core earnings" for such four-quarter period and before the incentive portion of PCM's management fee equals or exceeds an 8% incentive fee "hurdle rate" (both defined above). If this requirement is not satisfied by the end of such 24 calendar quarter period, our obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. We have concluded that this contingency is probable of being met during the 24-quarter period and have recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. A substantial portion of our investments are comprised of nonperforming loans. We believe that such assets' fair values respond primarily to changes in the fair value of the real estate securing such loans.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of the dates presented, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
As of March 31, 2011:
Fair value	$512,325	$538,004	$563,351	$612,555	$636,257	$659,189
Change in fair value:
$	$(75,904)	$(50,225)	$(24,879)	$24,326	$48,028	$70,960
%	(12.90)%	(8.54)%	(4.23)%	4.14%	8.16%	12.06%
Change in fair value as of December 31, 2010	$(44,013)	$(29,054)	$(14,371)	$14,019	$27,575	$40,588

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of March 31, 2011:
Fair value	$101,914	$101,921	$101,988	$102,471	$102,775	$103,461
Change in fair value:
$	$(282)	$(275)	$(207)	$276	$580	$1,265
%	(0.28)%	(0.27)%	(0.20)%	0.27%	0.57%	1.24%
Change in fair value as of December 31, 2010	$(298)	$(303)	$(246)	$326	$679	$1,475

        These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in real estate values as they relate to mortgage loans and interest rates as they relate to MBS; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various models and assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

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

  •
  the effect of the accuracy of or changes in the estimates we make about uncertainties and contingencies when measuring and reporting upon our financial condition and income;

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

        Other factors that could also cause results to differ from our expectations may not be described in this Report or any other document. Each of these factors could by itself, or together with one or more other factors, adversely affect our business, income and/or financial condition.

        Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update any forward-looking statement to reflect the impact of circumstances or events that arise after the date the forward-looking statement was made.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 3, the information set forth on page 42 is incorporated herein by reference.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

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

Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2011, we were not involved in any such legal proceedings, claims or actions that would be reasonably likely to have a material adverse effect on us.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 7, 2011, except as set forth below:

A recent IRS administrative pronouncement with respect to investments by REITs in distressed debt secured by both real and personal property, if interpreted adversely to us, could cause us to pay a tax penalty or potentially to lose our REIT status.

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

        With respect to the 75% REIT asset test, Revenue Procedure 2011-16 provides a safe harbor under which the IRS will not challenge a REIT's treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. However, if the value of the real property securing the loan were to increase, the safe harbor rule of Revenue Procedure 2011-16, read literally, could have the peculiar effect of causing the corresponding increase in the value of the loan to not be treated as a real estate asset. We do not believe, however, that this was the intended result in situations in which the value of a loan has increased because the value of the real property securing the loan has increased, or that this safe harbor rule applies to debt that is secured solely by real property. Nevertheless, if the IRS took the position that the safe harbor rule applied in these scenarios, then we might not be able to meet the various quarterly REIT asset tests if the value of the real estate securing our loans increased, and thus the value of our loans increased by a corresponding amount. If we did not meet one or more of these tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

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
10.6
Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.7
Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.8	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.9	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description
10.10	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
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
10.15
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.16
Amendment Number One to Master Repurchase Agreement, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.17	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: May 6, 2011	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: May 6, 2011	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer and Treasurer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
March 31, 2011

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
10.6
Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.7
Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
10.8	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.9	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description
10.10	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
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
10.15
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.16
Amendment Number One to Master Repurchase Agreement, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.17	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.