Form 10-Q
period 2011-06-30
PennyMac Mortgage Investment Trust
filed 2011-08-05
CIK 1464423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
Or
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2011
Common Shares of Beneficial Interest, $.01 par value	27,791,743

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
June 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$2,344	$45,447
Short-term investments	38,633	—
Mortgage-backed securities at fair value	82,421	119,872
Mortgage loans acquired for sale at fair value	18,848	3,966
Mortgage loans at fair value	657,223	364,250
Real estate acquired in settlement of loans	48,872	29,685
Mortgage servicing rights at fair value	180	—
Principal and interest collections receivable	14,633	8,249
Interest receivable	2,028	978
Due from affiliates	7,208	2,115
Other assets	11,085	14,533

Total assets	$883,475	$589,095

LIABILITIES
Accounts payable and accrued liabilities	$1,635	$9,080
Loans sold under agreements to repurchase	262,203	147,422
Securities sold under agreements to repurchase at fair value	70,978	101,202
Real estate acquired in settlement of loans financed under agreements to repurchase	7,808	—
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	11,382	5,595
Income tax payable	662	—

Total liabilities	360,551	269,182

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 27,791,743 and 16,832,343 shares at June 30, 2011 and December 31, 2010, respectively	278	168
Additional paid-in capital	507,487	317,175
Retained earnings	15,159	2,570

Total shareholders' equity	522,924	319,913

Total liabilities and shareholders' equity	$883,475	$589,095

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Investment Income
Net gain (loss) on investments:
Mortgage-backed securities	$(873)	$(207)	$(1,315)	$(150)
Mortgage loans	22,951	9,966	33,283	11,099

	22,078	9,759	31,968	10,949

Interest income:
Short-term investments	27	22	58	67
Mortgage-backed securities	982	1,267	2,068	2,551
Mortgage loans	6,961	2,503	12,047	3,838

	7,970	3,792	14,173	6,456

Net gain on mortgage loans acquired for sale	40	28	123	28
Results of real estate acquired in settlement of loans	86	335	1,175	335
Change in fair value of mortgage servicing rights	6	—	3	—
Other income	43	1	64	1

Net investment income	30,223	13,915	47,506	17,769

Expenses
Loan servicing fees	3,313	591	5,519	676
Interest	2,970	—	5,248	—
Management fees	1,913	1,202	3,462	2,413
Compensation	1,250	836	2,264	1,639
Professional services	1,115	399	1,992	493
Other	1,660	824	2,733	1,104

Total expenses	12,221	3,852	21,218	6,325

Income before provision for income taxes	18,002	10,063	26,288	11,444
Provision for income taxes	1,385	1,912	2,026	2,039

Net income	$16,617	$8,151	$24,262	$9,405

Earnings per share
Basic	$0.59	$0.49	$0.96	$0.56
Diluted	$0.59	$0.48	$0.96	$0.55
Weighted-average shares outstanding
Basic	27,778	16,735	24,874	16,735
Diluted	28,096	17,106	25,142	17,106

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Total
Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Net income	—	—	—	9,405	9,405
Share-based compensation	—	—	1,221	—	1,221
Underwriting and offering costs	—	—	(150)	—	(150)

Balance at June 30, 2010	16,735,317	$167	$316,585	$7,522	$324,274

Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Net income	—	—	—	24,262	24,262
Share-based compensation	5,900	—	1,664	—	1,664
Dividends declared	—	—	—	(11,673)	(11,673)
Proceeds from offerings of common shares	10,953,500	110	197,052	—	197,162
Underwriting and offering costs	—	—	(8,404)	—	(8,404)

Balance at June 30, 2011	27,791,743	$278	$507,487	$15,159	$522,924

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$24,262	$9,405
Adjustments to reconcile net income to net cash used by operating activities:
Net loss on mortgage-backed securities	1,315	150
Net gain on mortgage loans	(33,283)	(11,099)
Accrual of unearned discounts on mortgage-backed securities	(1,374)	(1,561)
Net gain on mortgage loans acquired for sale	(123)	(28)
Results of real estate acquired in settlement of loans	(1,175)	(335)
Change in fair value of mortgage servicing rights	(3)	—
Amortization of credit facility commitment fees	681	—
Share-based compensation expense	1,664	1,221
Purchases of mortgage loans acquired for sale	(74,370)	(15,157)
Sales of mortgage loans acquired for sale	59,488	14,876
Increase in principal and interest collections receivable	(6,384)	(10,554)
Increase in interest receivable	(1,361)	(443)
Increase in due from affiliates	(5,093)	(147)
Increase in other assets	(1,991)	(3,829)
Decrease in accounts payable and accrued liabilities	(10,019)	(118)
Increase in payable to affiliates	5,787	2,659
Increase in income taxes payable	662	1,653

Net cash used by operating activities	(41,317)	(13,307)

Cash flows from investing activities
Net (increase) decrease in short-term investments	(38,633)	195,431
Purchases of mortgage-backed securities at fair value	—	(36,898)
Repayments of mortgage-backed securities at fair value	34,165	18,916
Sales of mortgage-backed securities at fair value	3,345	—
Purchases of mortgage loans at fair value	(360,403)	(198,082)
Repayments of mortgage loans at fair value	55,203	23,901
Sales of mortgage loans at fair value	2,518	891
Purchases of real estate acquired in settlement of loans	(1,510)	(1,238)
Sales of real estate acquired in settlement of loans	29,321	1,634
Decrease in margin deposits	4,758	—

Net cash (used) provided by investing activities	(271,236)	4,555

Cash flows from financing activities
Sales of loans under agreements to repurchase	218,737	—
Repurchases of loans sold under agreements to repurchase	(103,956)	—
Sales of securities under agreements to repurchase	822,934	31,362
Repurchases of securities sold under agreements to repurchase	(853,158)	—
Sales of real estate acquired in settlement of loans financed under agreements to repurchase	7,808	—
Proceeds from issuance of common shares	197,162	—
Payment of underwriting and offering costs	(8,404)	(150)
Payment of dividends	(11,673)	—

Net cash provided by financing activities	269,450	31,212

Net (decrease) increase in cash	(43,103)	22,460
Cash at beginning of period	45,447	54

Cash at end of period	$2,344	$22,514

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

        The Company conducts substantially all of its operations and makes substantially all of its investments through its subsidiary, PennyMac Operating Partnership, L.P. (the "Operating Partnership"), and the Operating Partnership's subsidiaries. A subsidiary of the Company is the sole general partner, and the Company is the sole limited partner, of the Operating Partnership.

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

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the non-correspondent lending loans purchased by the Company has been acquired from one seller, CitiMortgage, Inc., or one of its affiliates.

        Through its management agreement with PCM and its loan servicing agreements with its loan servicers, including an affiliate, PennyMac Loan Services, LLC ("PLS"), PMT will work with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a reduction of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

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

  •
  PCM's ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        The Company purchased $361.9 million and $199.3 million at fair value of mortgage loans and real estate acquired in settlement of loans for its investment portfolio during the six months ended June 30, 2011 and 2010, respectively. Of those totals, $344.6 million and $187.9 million, respectively, were purchased from CitiMortgage, Inc., or one of its affiliates.

        As detailed in Note 21—Subsequent Events, after June 30, 2011 and through the date of this Report, the Company entered into an agreement with Citigroup Global Markets Realty Corp. ("CGM") to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets"). The CGM Assets were acquired by CGM from an unaffiliated, large money-center bank. The initial purchase price is approximately $177.5 million. Subsequent adjustments may increase the purchase price to $180.6 million based on the date the purchase is settled. The Company will also pay CGM its cost of carry on the CGM Assets pending purchase through the date such CGM Assets are ultimately acquired. The Company recognized the assets subject to the transaction and the related liability in July 2011. The CGM Assets will be serviced for PMT by PLS beginning on August 4, 2011.

        As discussed in Note 3—Transactions with Related Parties, a portion of the Company's short-term investments is made in an uninsured institutional money market fund that is managed by a strategic investor in Private National Mortgage Acceptance Company, LLC ("PNMAC"), the parent company of PCM and PLS. The fund invests exclusively in first-tier securities as rated by a nationally recognized statistical rating organization. The fund's investments are comprised primarily of domestic commercial paper, securities issued or guaranteed by the United States Government or its agencies, obligations of foreign banks with operations in the United States, fully collateralized repurchase agreements and variable and floating rate demand notes.

Note 3—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default by the Company in its performance of any material term in the management agreement, PMT will be obligated to pay a termination fee to PCM. As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the "Annual Report"), certain of the underwriting costs incurred in the Company's initial public offering ("IPO") were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Under circumstances where the termination fee is payable, PMT will reimburse PCM the underwriting costs discussed in Note 15—Shareholders' Equity.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

        PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears. Following is a summary of management fee expense and the related liability recorded by the Company for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Base management fee	$1,913	$1,202	$3,462	$2,413
Performance incentive fee	—	—	—	—

Total management fee incurred during the period	1,913	1,202	3,462	2,413
Fee paid during the period	(1,549)	—	(2,777)	(1,169)
Fee outstanding at beginning of period	1,549	1,211	1,228	1,169

Fee outstanding at period end	$1,913	$2,413	$1,913	$2,413

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

        Servicing fee rates for nonperforming loans are expected to range between 30 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company's behalf. PLS is also entitled to certain customary market-based fees and charges, including boarding and de-boarding fees, liquidation and disposition fees, assumption, modification and origination fees, and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effects a refinancing of a loan on the Company's behalf and not through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive from the Company market-based fees and compensation.

        PLS, on behalf of the Company, currently participates in HAMP (and other similar mortgage loan modification programs), which establishes standard loan modification guidelines for "at risk" homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the lesser of such modification fee or such incentive payments.

        In connection with the Company's correspondent lending business, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

other customary market-based fees and charges as described above. PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, the Company has collected interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent lender and sells to PLS for ultimate disposition to a third party where the Company is not yet approved or licensed to sell to such third party. The sourcing fees collected by the Company during the quarter and six months ended June 30, 2011 amounted to $4,000 and $8,000, respectively. During the quarter and six months ended June 30, 2011, the Company recorded fulfillment fees totaling $61,000 and $73,000, respectively. No fulfillment fees were incurred during the quarter and six months ended June 30, 2010.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

        Following is a summary of those expenses for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$2,885	$540	$5,056	$623
Reimbursement of expenses incurred on PMT's behalf:
Compensation	130	81	258	206
Other	781	78	912	349

	911	159	1,170	555
Reimbursement of common overhead incurred by PCM and its affiliates	942	481	1,529	481

	$4,738	$1,180	$7,755	$1,659

Payments made during the period	$4,997	$121	$6,203	$248

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

        Amounts due to affiliates are summarized below as of the dates presented:

	June 30, 2011	December 31, 2010
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,913	1,228
Expenses	6,528	1,426

	$11,382	$5,595

        Amounts due from affiliates totaled $7.2 million and $2.1 million at June 30, 2011 and December 31, 2010, respectively, and represent amounts receivable pursuant to loan sales to affiliates and reimbursable expenses paid on the affiliates' behalf by the Company.

        The Company's short-term investments include investment in a liquidity management fund that is managed by a strategic investor in PNMAC.

        PNMAC held 75,000 of the Company's common shares of beneficial interest at both June 30, 2011 and December 31, 2010.

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

        During the six months ended June 30, 2011, the Company made grants of restricted share units which entitle the recipients to receive dividends during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, "dividends") are participating securities and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Earnings Per Share (Continued)

        The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$16,617	$8,151	$24,262	$9,405
Effect of participating securities—share-based compensation instruments	(224)	—	(274)	—

Net income attributable to common shareholders	$16,393	$8,151	$23,988	$9,405

Weighted-average shares outstanding	27,778	16,735	24,874	16,735

Basic earnings per share	$0.59	$0.49	$0.96	$0.56

Diluted earnings per share:
Net income	$16,617	$8,151	$24,262	$9,405

Weighted-average shares outstanding	27,778	16,735	24,874	16,735
Dilutive potential common shares—shares issuable under share-based compensation plan	318	371	268	371

Diluted weighted-average number of common shares outstanding	28,096	17,106	25,142	17,106

Diluted earnings per common share	$0.59	$0.48	$0.96	$0.55

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

  Fair Value Accounting Elections

        Management identified all of its financial assets, including the short-term investments, mortgage-backed securities ("MBS") and mortgage loans, as well as its securities sold under agreements to repurchase and its mortgage servicing rights ("MSRs") to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company's investment performance. For loans sold under agreements to repurchase subject to agreements made beginning in December 2010 and for real estate acquired in settlement of loans financed through agreements to repurchase beginning in June 2011, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby reflecting the debt issuance expense over the periods benefiting from the usage of the debt.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

  Financial Statement Items Measured at Fair Value on a Recurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$38,633	$—	$—	$38,633
Mortgage-backed securities at fair value	—	—	82,421	82,421
Mortgage loans acquired for sale at fair value	—	18,848	—	18,848
Mortgage loans at fair value	—	—	657,223	657,223
Mortgage servicing rights at fair value	—	—	180	180

	$38,633	$18,848	$739,824	$797,305

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$70,978	$70,978

	$—	$—	$70,978	$70,978

	December 31, 2010
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$—	$119,872	$119,872
Mortgage loans acquired for sale at fair value	—	3,966	—	3,966
Mortgage loans at fair value	—	—	364,250	364,250

	$—	$3,966	$484,122	$488,088

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$101,202	$101,202

	$—	$—	$101,202	$101,202

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        The Company's MBS, mortgage loans at fair value, MSRs and securities sold under agreements to repurchase were measured using Level 3 inputs. The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the periods presented:

	Quarter ended June 30, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2011	$102,195	$588,036	$37	$690,268
Purchases	—	117,275	—	117,275
Repayments	(16,216)	(39,634)	—	(55,850)
Accrual of unearned discounts	660	—	—	660
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(31,648)	—	(31,648)
Sales	(3,345)	47	—	(3,298)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	271	—	271
Servicing received as proceeds from sales of mortgage loans	—	—	137	137
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	8,047	—	8,047
Other factors	(873)	14,829	6	13,962

	(873)	22,876	6	22,009

Balance, June 30, 2011	$82,421	$657,223	$180	$739,824

Changes in fair value recognized during the period relating to assets still held at June 30, 2011	$(873)	$19,720	$6	$18,853

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, March 31, 2011	$88,065
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	564,982
Repurchases	(582,069)

Balance, June 30, 2011	$70,978

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2011	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

	Quarter ended June 30, 2010
	Mortgage-backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, March 31, 2010	$76,389	$123,464	$199,853
Purchases	36,484	96,657	133,141
Repayments	(10,298)	(19,034)	(29,332)
Accrual of unearned discounts	796	—	796
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(13,029)	(13,029)
Sales	—	(891)	(891)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	19	19
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	2,139	2,139
Other factors	(207)	7,891	7,684

	(207)	10,030	9,823

Balance, June 30, 2010	$103,164	$197,216	$300,380

Changes in fair value recognized during the period relating to assets still held at June 30, 2010	$(207)	$2,118	$1,911

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, March 31, 2010	$—
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	31,362
Repurchases	—

Balance, June 30, 2010	$31,362

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2010	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

	Six months ended June 30, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$484,122
Purchases	—	360,403	—	360,403
Repayments	(34,165)	(55,203)	—	(89,368)
Accrual of unearned discounts	1,374	—	—	1,374
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(45,823)	—	(45,823)
Sales	(3,345)	(2,518)	—	(5,863)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	311	—	311
Servicing received as proceeds from sales of mortgage loans	—	—	177	177
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	14,295	—	14,295
Other factors	(1,315)	21,508	3	20,196

	(1,315)	35,803	3	34,491

Balance, June 30, 2011	$82,421	$657,223	$180	$739,824

Changes in fair value recognized during the period relating to assets still held at June 30, 2011	$(1,315)	$27,339	$3	$26,027

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	822,934
Repurchases	(853,158)

Balance, June 30, 2011	$70,978

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2011	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

	Six months ended June 30, 2010
	Mortgage- backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, December 31, 2009	$83,771	$26,046	$109,817
Purchases	36,898	211,864	248,762
Repayments	(18,916)	(23,901)	(42,817)
Accrual of unearned discounts	1,561	—	1,561
Transfers of mortgage loans to real estate acquired in settlement of loans	—	(13,302)	(13,302)
Sales	—	(14,673)	(14,673)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	19	19
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	1,628	1,628
Other factors	(150)	9,535	9,385

	(150)	$11,163	11,013

Balance, June 30, 2010	103,164	$197,216	300,380

Changes in fair value recognized during the period relating to assets still held at June 30, 2010	$(150)	$1,442	1,292

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2009	$—
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	31,362
Repurchases	—

Balance, June 30, 2010	$31,362

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2010	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	June 30, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$187,393	$300,025	$(112,632)
90 or more days delinquent(1)	488,678	961,714	(473,036)

	$676,071	$1,261,739	$(585,668)

	December 31, 2010
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$90,208	$139,475	$(49,267)
90 or more days delinquent(1)	278,008	521,326	(243,318)

	$368,216	$660,801	$(292,585)

(1)
Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income Quarter ended June 30,
	2011					2010
	Interest income	Gain (loss) on investments	Net gain on mortgage loans acquired for sale	Change in fair value of MSRs	Total	Interest income	Gain (loss) on investments	Net gain on mortgage loans acquired for sale	Total
	(in thousands)
Assets:
Short-term money market investments	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	660	(873)	—	—	(213)	796	(207)	—	589
Mortgage loans acquired for sale at fair value	—	—	40	—	40	—	—	28	28
Mortgage loans at fair value	—	22,951	—	—	22,951	—	9,966	—	9,966
Mortgage servicing rights at fair value	—	—	—	6	6	—	—	—	—

	$660	$22,078	$40	$6	$22,784	$796	$9,759	$28	$10,583

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—	$—	$—	$—

	Changes in fair value included in current period income Six months ended June 30,
	2011					2010
	Interest income	Gain (loss) on investments	Net gain on mortgage loans acquired for sale	Change in fair value of MSRs	Total	Interest income	Gain (loss) on investments	Net gain on mortgage loans acquired for sale	Total
	(in thousands)
Assets:
Short-term money market investments	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	1,374	(1,315)	—	—	59	1,561	(150)	—	1,411
Mortgage loans acquired for sale at fair value	—	—	123	—	123	—	—	28	28
Mortgage loans at fair value	—	33,283	—	—	33,283	—	11,099	—	11,099
Mortgage servicing rights at fair value	—	—	—	3	3	—	—	—	—

	$1,374	$31,968	$123	$3	$33,468	$1,561	$10,949	$28	$12,538

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—	$—	$—	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

  Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

        The Company measures its investment in real estate acquired in settlement of loans at management's estimates of the respective properties' fair values less cost to sell on a nonrecurring basis. The value of the real estate acquired in settlement of loans is initially established as the lesser of (a) either the fair value of the loan at the date of transfer or the purchase price of the property, or (b) the fair value of the real estate less estimated costs to sell as of the date of transfer. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

        Real estate acquired in settlement of loans are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(amounts in thousands)
Carrying value at period end	$48,872	$13,241	$48,872	$13,241
Transfers from mortgage loans during the period	$31,648	$13,029	$45,823	$13,302
Remeasurements of real estate acquired in settlement of loans at fair value during the period:
Fair value after remeasurement	$15,923	$748	$16,006	$748
Remeasurement losses recognized in Results of real estate acquired in settlement of loans	$(2,289)	$(206)	$(2,860)	$(206)

  Fair Value of Financial Instruments Carried at Amortized Cost

        In November and December 2010 and in June 2011, the Company entered into new debt facilities to finance its investment in nonperforming loans and real estate acquired in settlement of loans in the form of repurchase agreements. As discussed in Fair Value Accounting Elections above, management designated these agreements to be accounted for at amortized cost. Management has concluded that the estimated fair value of loans sold under agreements to repurchase and of real estate acquired in settlement of loans financed under agreements to repurchase approximates the agreements' carrying value due to the agreements' short terms and variable interest rates.

  Valuation Techniques

        The following describes the methods used in estimating the fair values of Level 2 and Level 3 financial statement items:

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). For indications of value received as of June 30, 2011, PCM's Capital

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Markets and Valuation staff reviewed the price indications of unrelated third party brokers ("brokers") for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral were computed. The reasonableness of the brokers' indications of value and of changes in value from period to period was evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and Valuation staff is reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results. PCM does not intend to adjust its fair value estimates to amounts different than the brokers' indications of value.

        Interest income on MBS is recognized over the life of the security using the interest method and is included in the consolidated statement of income under the caption Interest income—Mortgage-backed securities. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income.

  Mortgage Loans Acquired for Sale at Fair Value and Mortgage Loans at Fair Value

        Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing:

  •
  Mortgage loans that are saleable into active markets, comprised of the Company's mortgage loans acquired for sale at fair value, are categorized as "Level 2" financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

  •
  Loans that are not saleable into active markets are categorized as "Level 3" financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default and loss severities. The valuation process includes the computation by strata of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The Valuation staff computes the impact on the valuation of changes in input variables such as interest rates, home prices, and delinquency status in order to assess the reasonableness of changes in the loan valuation.

    Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan's delinquency status at period-end from the later of the beginning of the period or acquisition date.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Interest income on loans is recognized over the life of the loan using its contractual interest rate and is included in the consolidated statements of income under the caption Interest income—Mortgage loans. Accrual of interest earned but not yet collected is suspended and all previously accrued interest is reversed for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Accrual of interest is resumed when the loan becomes contractually current.

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" financial statement item. Fair value of real estate acquired in settlement of loans is determined by management based on a current estimate of value from a broker's price opinion or a full appraisal. Changes in fair value of real estate acquired in settlement of loans are included in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

  Mortgage Servicing Rights

        MSRs are categorized as "Level 3" financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management assumes market participants would use in their determinations of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. Changes in the fair value of MSRs are included in the consolidated statements of income under the caption Change in fair value of mortgage servicing rights.

  Securities Sold Under Agreements to Repurchase

        Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements' short maturities.

Note 6—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows as of the dates presented:

	June 30, 2011
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$63,159	$—	$4,562	$1,201	$1,053	$56,343	$—	4.03%
Non-Agency Alt-A	11,904	537	6,099	—	—	5,268	—	9.50%
Non-Agency prime jumbo	7,358	—	7,358	—	—	—	—	3.45%

	$82,421	$537	$18,019	$1,201	$1,053	$61,611	$—	4.75%

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

        All of the Company's MBS had remaining contractual maturities of more than ten years at June 30, 2011 and at December 31, 2010. At June 30, 2011 and at December 31, 2010, the Company had pledged all of its MBS to secure agreements to repurchase.

Note 7—Mortgage Loans Acquired for Sale at Fair Value

        Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for immediate resale.

        Following is a summary of the distribution of the Company's mortgage loans acquired for sale at fair value as of the dates presented:

	June 30, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Government insured or guaranteed	$11,712	$11,119	$3,212	$3,115
Fixed-rate:
Agency-eligible	2,859	2,784	754	750
Jumbo loans	4,310	4,230	—	—

	18,881	18,133	3,966	3,865
Pipeline and other hedging derivatives, net	(33)	—	—	—

	$18,848	$18,133	$3,966	$3,865

        At June 30, 2011, mortgage loans acquired for sale at fair value totaling $18.9 million were pledged to secure sales of loans under agreements to repurchase. At December 31, 2010, mortgage loans acquired for sale at fair value totaling $2.7 million were pledged to secure sales of loans under agreements to repurchase.

Note 8—Mortgage Loans at Fair Value

        Mortgage loans at fair value are comprised of all mortgage loans not acquired for immediate resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Mortgage Loans at Fair Value (Continued)

        Following is a summary of the distribution of the Company's mortgage loans at fair value as of the dates presented:

	June 30, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$488,678	$961,714	$278,008	$521,326
Performing loans:
Fixed	82,898	133,175	49,444	73,256
ARM/Hybrid	76,253	130,448	31,916	54,430
Interest rate step-up	7,393	12,839	4,813	7,831
Balloon	2,001	5,430	69	93

	168,545	281,892	86,242	135,610

	$657,223	$1,243,606	$364,250	$656,936

        At June 30, 2011, approximately 75% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at June 30, 2011. The mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 26% of the loan portfolio's estimated fair value at June 30, 2011. The mortgage loan portfolio contains loans from New York, Florida and Illinois that each represent 5% or more of the portfolio's estimated fair value at June 30, 2011.

        At December 31, 2010, approximately 94% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Over 67% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at December 31, 2010. The mortgage loan portfolio consisted of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 27% of the loan portfolio's estimated fair value at December 31, 2010. The mortgage loan portfolio contained loans from Florida, Illinois and New York that each represented 5% or more of the portfolio's estimated fair value at December 31, 2010.

        At June 30, 2011, mortgage loans at fair value totaling $563.0 million were pledged to secure sales of loans under agreements to repurchase. At December 31, 2010, mortgage loans at fair value totaling $326.9 million were pledged to secure sales of loans under agreements to repurchase.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in real estate acquired in settlement of loans for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Balance at beginning of period	$31,285	$1,511	$29,685	$—
Purchases	1,263	—	1,510	1,238
Transfers from mortgage loans at fair value	31,648	13,029	45,823	13,302
Results of real estate acquired in settlement of loans:
Valuation adjustments	(2,736)	143	(3,985)	143
Gain on sale, net	2,822	192	5,160	192

	86	335	1,175	335
Sales proceeds	(15,410)	(1,634)	(29,321)	(1,634)

Balance at period end	$48,872	$13,241	$48,872	$13,241

        At June 30, 2011, real estate acquired in settlement of loans totaling $1.5 million was financed under agreements to repurchase and $15.9 million was held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the real estate held in that subsidiary. The assets of the consolidated subsidiary are solely the real estate acquired in settlement of loans. At December 31, 2010, no real estate acquired in settlement of loans was pledged to secure repurchase agreements.

Note 10—Mortgage Servicing Rights

        The activity in mortgage servicing rights carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Balance at beginning of period	$37	$—	$—	$—
Servicing resulting from loan sales	137	—	177	—
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	8	—	5	—
Other changes in fair value(2)	(2)	—	(2)	—

Balance at end of period	$180	$—	$180	$—

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Loans Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to loans sold under agreements to repurchase as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$262,203	$—	$262,203	$—
Unused amount(1)	$262,797	$—	$262,797	$—
Weighted-average interest rate at end of period	3.64%	—	3.64%	—
Weighted-average interest rate during the period	4.48%	—	4.46%	—
Average balance of loans sold under agreements to repurchase	$239,343	$—	$208,630	$—
Maximum daily amount outstanding	$262,203	$—	$262,203	$—
Total interest expense	$2,708	$—	$4,677	$—
Fair value of loans and real estate acquired in settlement of loans securing agreements to repurchase at period-end	$583,304	$—	$583,304	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

        The repurchase agreements collateralized by loans have an average remaining term of approximately 5 months at June 30, 2011.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's loans sold under agreements to repurchase is summarized by counterparty below as of June 30, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Wells Fargo Bank, N.A.	$85,160	November 1, 2011
Citibank, N.A.	$233,358	December 8, 2011
Credit Suisse First Boston Mortgage Capital LLC	$1,742	November 1, 2011

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Securities Sold Under Agreements to Repurchase at Fair Value

        Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period-end balance	$70,978	$31,362	$70,978	$31,362
Weighted-average interest rate at end of period	0.94%	1.28%	0.94%	1.28%
Weighted-average interest rate during the period	1.10%	0.0%	1.21%	0.0%
Average balance of securities sold under agreements to repurchase	$79,719	$345	$87,470	$173
Maximum daily amount outstanding	$88,065	$31,362	$101,202	$31,362
Total interest expense	$222	$—	$531	$—
Fair value of securities securing agreements to repurchase at period-end	$82,421	$103,164	$82,421	$103,164

        The repurchase agreements collateralized by securities have an average term of 20 days. All securities underlying repurchase agreements are held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

        The amount at risk (the fair value of the securities pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's securities sold under agreements to repurchase are summarized by counterparty below as of June 30, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Wells Fargo Bank, N.A.	$11,441	July 20, 2011

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS securing those agreements decreases. As of June 30, 2011, the Company had made no margin deposits. As of December 31, 2010, the Company had $4.8 million on deposit with its securities repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

        Following is a summary of financial information relating to real estate acquired in settlement of loans financed under agreements to repurchase as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$7,808	$—	$7,808	$—
Unused amount(1)	$92,192	$—	$92,192	$—
Weighted-average interest rate at end of period	4.15%	—	4.15%	—
Weighted-average interest rate during the period(2)	4.15%	—	4.15%	—
Average balance of real estate acquired in settlement of loans sold under agreements to repurchase	$1,373	$—	$690	$—
Maximum daily amount outstanding	$7,808	$—	$7,808	$—
Total interest expense	$40	$—	$40	$—
Fair value of real estate acquired in settlement of loans held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase at period-end	$15,953	$—	$15,953	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered real estate acquired in settlement of loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes amortization of debt issuance costs of $25,000 during the quarter and six months ended June 30, 2011.

        The repurchase agreements collateralized by real estate acquired in settlement of loans have an average term of approximately 11.6 months at June 30, 2011.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's real estate acquired in settlement of loans sold under agreements to repurchase is summarized by counterparty below as of June 30, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$8,131	June 11, 2012

Note 14—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2011, the Company was not involved in any

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14—Commitments and Contingencies (Continued)

such proceedings, claims or legal actions that would be reasonably likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments as of the date presented:

June 30, 2011
(in thousands)
Correspondent lending:
Commitments to purchase mortgage loans	$30,369
Other mortgage loans:
Commitments to purchase mortgage loans	$126,663

Note 15—Shareholders' Equity

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

        On November 19, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the "2010 Sales Agreement") with Cantor Fitzgerald & Co. During the quarter ended June 30, 2011, the Company sold a total of 28,500 of its common shares under the 2010 Sales Agreement at a weighted average price of $18.34 per share, providing net proceeds to the Company of approximately $512,000, net of sales commissions. The sales agent received a total of approximately $10,000, which represents an average commission of approximately 2.0% of the gross sales price per share.

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during any full four calendar quarter period during the 24-quarter period, the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount. If this requirement is not satisfied by the end of such 24-quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16—Share-Based Compensation Plan

        The Company's equity incentive plan allows for grants of equity-based awards up to a total of 8% of PMT's issued and outstanding shares on a diluted basis at the time of the award. Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and its affiliates at no cost to the grantees. Such awards generally vest over a one- to four-year period. Expense relating to awards is included in the consolidated statements of income under the caption Compensation.

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Number of shares:
Outstanding at beginning of period	607,984	374,690	272,984	374,810
Granted	—	1,600	340,500	23,600
Vested	(400)	—	(5,900)	—
Canceled	(1,264)	(5,080)	(1,264)	(27,200)

Outstanding at end of period	606,320	371,210	606,320	371,210

Expense recorded during the period	$869	$643	$1,664	$1,221

Unamortized compensation cost at period-end	$4,076	$772

At June 30, 2011:
Weighted average grant date fair value per share	$15.42

Shares available for future awards(1)	1,666,000

(1)
Based on shares outstanding as of June 30, 2011. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

Note 17—Income Taxes

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

Note 17—Income Taxes (Continued)

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

        The Company has elected to treat two of its subsidiaries as TRSs. Income from the TRSs is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in the quarters ended June 30, 2011 and 2010. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated statements of income.

        The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

        The following table details the Company's provision for income taxes which relates primarily to the TRSs, for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Current expense (benefit):
Federal	$2,061	$1,419	$2,299	$1,547
State	716	493	743	537

Total current	2,777	1,912	3,042	2,084

Deferred expense (benefit):
Federal	(1,033)	—	(754)	—
State	(359)	—	(262)	—

Total deferred expense	(1,392)	—	(1,016)	—

Valuation allowance	—	—	—	(45)

Total provision for income taxes	$1,385	$1,912	$2,026	$2,039

        The provision for deferred income taxes for the quarter ended June 30, 2011 relates to unrealized valuation gains on real estate acquired in settlement of loans. There was no provision for deferred income taxes for the quarter ended June 30, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17—Income Taxes (Continued)

        The following table is a reconciliation of the Company's provision for income taxes at statutory rates to the provision for income taxes at the Company's effective rate:

	Quarter ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal provision for income taxes at statutory tax rate	$6,290	35.0%	$3,523	35.0%	$9,201	35.0%	$4,006	35.0%
Effect of non-taxable REIT income	(5,134)	(28.6)%	(2,000)	(19.9)%	(7,655)	(29.1)%	(2,340)	(20.5)%
Provision for state income taxes, net of federal benefit	232	1.3%	320	3.2%	313	1.2%	349	3.1%
Other	(3)	—	69	0.7%	167	0.6%	69	0.6%
Valuation allowance	—	—	—	—	—	—	(45)	(0.4)%

Provision for income taxes	$1,385	7.7%	$1,912	19.0%	$2,026	7.7%	$2,039	17.8%

        At June 30, 2011 and June 30, 2010, the Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in the Company's income tax accounts. No such accruals existed at June 30, 2011 or at June 30, 2010.

Note 18—Supplemental Cash Flow Information

	Six months ended June 30,
	2011	2010
	(in thousands)
Income taxes paid	$660	$386
Interest paid	$5,311	$—
Non-cash investing activities:
Transfer of mortgage loans to real estate acquired in settlement of loans	$45,823	$13,302
Addition of unpaid interest to mortgage loan balances in loan modifications	$311	$19
Receipt of MSRs as proceeds from sales of loans	$177	$—

Note 19—Regulatory Net Worth Requirement

        On September 23, 2010, PennyMac Corp., an indirect subsidiary of the Company, received conditional approval as a seller-servicer for Fannie Mae. Fannie Mae's conditional approval required PennyMac Corp. to deposit, for a period of 12 months, $5.0 million in a pledged cash account to secure its performance under its master agreement with Fannie Mae. PennyMac Corp. established the pledged cash account. The pledged cash is included in Other assets in the consolidated balance sheets at June 30, 2011 and December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 19—Regulatory Net Worth Requirement (Continued)

        To retain its status as an approved seller-servicer, PennyMac Corp. is required to meet Fannie Mae's capital standards, which require PennyMac Corp. to maintain a minimum net worth of $2.5 million. Management believes PennyMac Corp. complies with Fannie Mae's net worth requirement as of June 30, 2011.

Note 20—Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU"), ASU 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification ("ASC"). ASU 2011-04 eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value Measurements and Disclosure topic of the ASC for fair value measurements and makes other amendments, including:

  •
  limiting the highest-and-best-use valuation-premise concepts only to measuring the fair value of nonfinancial assets;

  •
  permitting an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position;

  •
  clarifying that premiums or discounts that reflect size as a characteristic of the reporting entity's holding rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement; and

  •
  prescribing a model for measuring the fair value of an instrument classified in shareholders' equity; this model is consistent with the guidance on measuring the fair value of liabilities.

        ASU 2011-04 expands the Fair Value Measurements topic's disclosure requirements, particularly for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

        ASU 2011-04 is applicable to the Company for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on the Company's financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 21—Subsequent Events

        Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

  •
  On July 12, 2011, the Company entered an agreement to purchase the CGM Assets from CGM. The CGM Assets were acquired by CGM from an unaffiliated large money-center bank (the "Initial Seller"). As part of the agreement and in connection with the Company's purchase of the CGM Assets, CGM will assign, and the Company will assume, all of CGM's rights and obligations under a separate purchase agreement with the Initial Seller. The Company will record the transaction as a purchase of loans in the third quarter of 2011.

    Under the terms of the agreement, the Company will purchase the CGM Assets at a purchase price based, in part, on a percentage of the unpaid principal balance of the mortgage loans or, as applicable, the mortgage loans at the time the real property was acquired in settlement thereof. The unpaid principal balance of each CGM Asset is measured as of the cut-off date agreed to with the Initial Seller (the "Cut-off Date"). Pending settlement, the purchase price for each CGM Asset will be reduced by any collections of principal and interest on such CGM Asset after the closing date agreed to with the Initial Seller (the "Closing Date") and prior to the related settlement date.

    The total unpaid principal balance of the CGM Assets as of the Cut-off Date was approximately $348 million. The initial purchase price is approximately $177.5 million. Subsequent adjustments may increase the purchase price to a maximum of $180.6 million based on the date the Company settles the purchase. The CGM Assets will be serviced by PLS from and after August 4, 2011 and interim serviced by the Initial Seller prior thereto.

    On the settlement date for any CGM Asset, in addition to the payment of the purchase price, the Company will reimburse CGM for certain out-of-pocket costs and other expenses, including servicing fees and servicing advances, and a cost of carry for such CGM Asset.

    Any CGM Asset that liquidates prior to its settlement by the Company will be settled between the Company and CGM in the month following liquidation, in an amount based on the difference between the liquidation proceeds and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Asset had it been purchased on the liquidation date.

    The agreement requires that the Company settle the purchases of the CGM Assets on or before the date that is 180 days following the Closing Date; provided, however, that if on or prior to such date the Company reduces the total purchase price of the CGM Assets (measured as of the Cut-off Date) by 35% or more through collections of principal and interest, liquidations and settlements of purchases of CGM Assets, the date by which the CGM Assets must be settled shall be extended until 360 days following the Closing Date. In the event that the Company fails to settle the purchase of any CGM Assets on or before the 180-day or 360-day period described herein, as applicable, the agreement provides for a net settlement between the Company and CGM, in an amount based on the difference between the fair value of such CGM Assets on the date of determination and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Assets had they been purchased on such date.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 21—Subsequent Events (Continued)

    The agreement also contains various representations, warranties and covenants, repurchase and indemnity obligations, and other terms and conditions customary for transactions involving the transfer of nonperforming loans.

    The settlement of the purchase of the CGM Assets is subject to the Company obtaining additional capital sufficient to fund the transaction. There can be no assurance that the purchase of the CGM Assets will ultimately be settled.

    On July 15, 2011, the Company completed the purchase of $6.1 million in fair value of CGM Assets.

  •
  On August 2, 2011, the Company's Board of Trustees declared cash distributions of $0.50 per share payable on August 31, 2011 to holders of record of the Company's common shares as of August 16, 2011.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A substantial portion of the nonperforming loans we have purchased have been acquired from CitiMortgage, Inc, and/or its affiliates.

        We seek to maximize the value of the mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development's Home Affordable Modification Program, or HAMP), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation and include the following:

  •
  acquisition and sale or securitization of mortgage loans, including jumbo loans, from originators of mortgage loans to be resold to the Agency and securitization markets. Changes in the mortgage market have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies or into securitizations. We believe these changes, along with scheduled reductions to government-sponsored entity ("GSE") loan size limits and the reduced participation of large bank lenders in anticipation of regulatory changes to securitization-related capital requirements, provide us with the opportunity to act as a link between these loan originators and the Agency and securitization markets. During the quarter and six months ended June 30, 2011, we purchased loans with fair values totaling $54.8 million and $74.4 million, respectively, in furtherance of our correspondent lending strategy. We held an inventory of mortgage loans in furtherance of this strategy totaling $18.8 million at June 30, 2011. To the extent that we transfer these loans into securitizations in the future, we intend to retain a portion of the securities created in the securitization transaction.

  •
  acquisition of real estate investment trust ("REIT")-eligible mortgage-backed securities ("MBS"). We believe that the recent dislocations of the residential mortgage markets have disproportionately affected the pricing of certain classes of MBS, thereby providing attractive investment opportunities in certain residential and commercial mortgage-backed and asset-backed securities. Such securities include securities backed by Alt-A and subprime mortgage loans. We did not purchase any MBS during the six months ended June 30, 2011. Our portfolio of MBS totaled $82.4 million at June 30, 2011.

  •
  providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

  •
  acquisition of mortgage servicing rights ("MSRs"). We believe that opportunities exist to acquire MSRs from liquidating and other institutions. We believe that MSR investments allow us to capture attractive current returns and to leverage the capabilities and efficiencies of PennyMac Loan Services, LLC ("PLS") to improve the asset's value. We also intend to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. We received MSRs as proceeds on sale of mortgage loans with fair values totaling $137,000 and $177,000 during the quarter and six months ended June 30, 2011, respectively, and held MSRs with fair values totaling $180,000 as of June 30, 2011.

        We are externally managed by PNMAC Capital Management, LLC ("PCM" or our "Manager"), an investment adviser that specializes in, and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS, an affiliate of PCM.

        We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (the "Operating Partnership") and its subsidiaries. One of our subsidiaries is the sole general partner, and we are the sole limited partner, of the Operating Partnership.

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities are conducted in two taxable REIT subsidiaries, which are subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our taxable REIT subsidiaries. We expect that the effective rate for the provision for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth, with economic data providing mixed reports on the economic recovery. During the second quarter of 2011, the U.S. gross domestic product expanded at a 1.3% annual rate compared to 0.4% and 3.8% during the first quarter of 2011 and the second quarter of 2010, respectively. Slowing economic growth and pressure on state and federal government spending impacted unemployment rates during the quarter ended June 30, 2011, reaching 9.2% at June 30, 2011. Economic growth appears to be constrained by uncertainties surrounding government fiscal and tax policies as well as consumer restraint following the recent recession.

        Distress in the banking industry persists at historically high levels. However, the rate of growth in the number of problem banks as identified by the FDIC appears to be slowing. As of March 31, 2011, the most recent date for which problem bank information is available, the number of problem banks as identified by the FDIC increased to 888 from 884 at December 31, 2010 and 775 at March 31, 2010. The number of banks that have been seized is leveling off with 22 depository institutions seized during the second quarter of 2011 compared to 26 depository institutions in the first quarter of 2011 and 45 in the second quarter of 2010.

        Residential real estate transactions continue to see historically low levels of activity as a result of continuing historically high levels of unemployment, restrictive loan underwriting standards and uncertainties about economic prospects. Foreclosure activity decreased substantially during the quarter ended June 30, 2011; however much of the decline has been attributed to mortgage lenders' efforts to remedy their foreclosure processes and the reduction in foreclosure activity is seen as temporary.

        Thirty-year mortgage interest rates decreased from 4.86% for the week ended March 31, 2011 to 4.51% for the week ended June 30, 2011 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey). Interest rates have been trending slightly downward throughout the quarter ended June 30, which contrasts with an upward trend during the first quarter.

        Our Manager continues to see substantial volumes of distressed residential mortgage loan sales by a limited number of sellers, which remain primarily sales of nonperforming loan pools (with a small but increasing number of sales of troubled but performing loans). During the quarter ended June 30, 2011, our Manager reviewed 27 mortgage loan pools with unpaid principal balances totaling approximately $4.5 billion. These mortgage loan pools were offered by 17 prospective sellers. This compares to our manager's review of 19 mortgage loan pools with unpaid principal balances totaling approximately $2.5 billion offered by 15 prospective sellers during the quarter ended March 31, 2011. During the quarter and six months ended June 30, 2011, we made acquisitions of distressed mortgage loans totaling $117.3 million and $360.4 million, respectively, of which $117.3 million and $344.6 million were acquired from one seller, CitiMortgage, Inc. and/or its affiliates.

        On July 12, 2011, we entered an agreement to purchase a pool of mortgage loans and real estate acquired in settlement of loans from Citigroup Global Markets Realty Corp. ("CGM"). The initial purchase price is approximately $177.5 million. Subsequent adjustments may increase the purchase price to a maximum of $180.6 million based on the date we settle the purchase. Our settlement of the purchase of these loans and real estate acquired in settlement of loans is subject to our obtaining additional capital sufficient to fund the transaction. There can be no assurance that the purchase will ultimately be settled.

        We expect that our mortgage loan portfolio may continue to grow at an uneven pace, as opportunities to acquire distressed mortgage loans may be irregularly timed and may involve large portfolios of mortgage loans, and the timing and extent of our success in acquiring such mortgage loans, along with availability of capital to complete such transactions, cannot be predicted.

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from smaller mortgage lenders of newly originated mortgage loans that are eligible for sale to a GSE such as the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans. During the quarter ended June 30, 2011, we acquired $54.8 million in fair value of newly originated mortgage loans, an increase of $35.2 million or 180% when compared to the quarter ended March 31, 2011.

Results of Operations

        The following is a summary of our key performance measures for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net investment income	$30,223	$13,915	$47,506	$17,769
Net income	$16,617	$8,151	$24,262	$9,405
Earnings per share:
Basic	$0.59	$0.49	$0.96	$0.56
Diluted	$0.59	$0.48	$0.96	$0.55
Distributions per share:
Declared	$0.42	$—	$0.42	$—
Paid	$0.42	$—	$0.84	$—
Investment acquisitions	$118,538	$133,141	$361,913	$236,218
Correspondent lending loan purchases	$54,794	$1,375	$74,370	$1,375
Share price:
High	$18.62	$17.90	$19.04	$17.90
Low	$16.14	$15.82	$16.14	$15.82
At period end	$16.57	$15.90
At period end:
Total investments(1)	$788,516	$313,621
Total assets	$883,475	$370,478
Book value per share	$18.82	$19.38

(1)
Mortgage-backed securities, mortgage loans at fair value and real estate acquired in settlement of loans

        During the quarter and six months ended June 30, 2011, we recorded net income of $16.6 million and $24.3 million, or $0.59 and $0.96 per diluted share, respectively. Our net income for the three and six months ended June 30, 2011 reflects net gains on our investments totaling $22.1 million and $32.0 million, including $17.4 million and $25.7 million of valuation gains, supplemented by $8.0 million and $14.2 million of interest income, respectively.

        During the quarter and six months ended June 30, 2010, we recorded net income of $8.2 million and $9.4 million, or $0.48 and $0.55 per diluted share, respectively. Net income for the quarter and six months ended June 30, 2010 reflected net gains on our investments totaling $9.8 million and $10.9 million, including $2.8 million and $4.0 million of valuation gains, supplemented by $3.8 million and $6.5 million of interest income, respectively.

Net Investment Income

        During the quarter and six months ended June 30, 2011, we recorded net investment income on financial instruments of $30.1 million and $46.3 million, respectively, comprised of net gains on investments of $22.1 million and $32.1 million supplemented by $8.0 million and $14.2 million of interest income and $86,000 and $1.2 million of gains from results of real estate acquired in settlement of loans, respectively. This compares to net investment income on financial instruments of $13.6 million and $17.4 million recognized during the quarter and six months ended June 30, 2010, comprised primarily of $9.8 million and $11.0 million of net gains on investments, supplemented by interest income totaling $3.8 million and $6.5 million, respectively, and $335,000 of gains from results of real estate acquired in settlement of loans for both quarter and year-to-date periods.

        The growth and shift in net investment income reflects the incomplete deployment of the proceeds from our IPO and the short time in which we held the assets during the first part of 2010, followed by growth through leveraging of our shareholders' equity and additional issuances of common shares beginning in late 2010 through June 30, 2011. A significant contribution to our net investment income for the quarter and six months ended June 30, 2011 was attributable to $7.4 million of valuation gains relating to an increase in the collectibility of claims on government-insured loans.

        Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended June 30, 2011
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$27	$—	$27	$27	$50,271	0.21%	0.21%
Mortgage-backed securities:
Non-Agency subprime	(906)	94	556	650	(256)	73,457	3.50%	(1.38)%
Non-Agency Alt-A	119	172	103	275	394	12,351	8.82%	12.64%
Non-Agency prime jumbo	(86)	56	1	57	(29)	8,133	2.78%	(1.40)%

Total mortgage-backed securities	(873)	322	660	982	109	93,941	4.14%	0.46%

Mortgage loans:
At fair value	22,951	6,929	—	6,929	29,880	586,681	4.67%	20.15%
Acquired for sale at fair value	40	32	—	32	72	8,779	1.47%	3.28%

Total mortgage loans	22,991	6,961	—	6,961	29,952	595,460	4.63%	19.90%

	$22,118	$7,310	$660	$7,970	$30,088	$739,672	4.26%	16.09%

Liabilities:
Loans sold under agreements to repurchase	$—	$2,109	$599	$2,708	$2,708	$239,343	4.48%
Securities sold under agreements to repurchase	—	222	—	222	222	79,719	1.10%
Real estate acquired in settlement of loans financed through agreements to repurchase(2)	—	15	25	40	40	1,373	4.15%

	$—	$2,346	$624	$2,970	$2,970	$320,435	3.67%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

(2)
Interest cost excludes the effect of amortization of debt issuance costs totaling $25,000.

	Quarter ended June 30, 2010
		Interest income					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield	Total return
	(dollars in thousands)
Assets:
Short-term money market investments	$—	$22	$—	$22	$22	$63,333	0.14%	0.14%
Mortgage-backed securities:
Non-Agency subprime	(268)	45	536	581	313	34,243	6.71%	3.61%
Non-Agency Alt-A	(127)	303	265	568	441	23,019	9.77%	7.58%
Non-Agency prime jumbo	188	123	(5)	118	306	15,364	3.02%	7.87%

Total mortgage-backed securities	(207)	471	796	1,267	1,060	72,626	6.90%	5.77%

Mortgage loans:
At fair value	9,966	2,502	—	2,502	12,468	176,433	5.61%	27.96%
Acquired for sale at fair value	28	1	—	1	29	238	1.69%	49.68%

Total mortgage loans	9,994	2,503	—	2,503	12,497	176,671	5.61%	27.99%

	$9,787	$2,996	$796	$3,792	$13,579	$312,630	4.80%	17.18%

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—	$345

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

	Six months ended June 30, 2011
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$58	$—	$58	$58	$54,901	0.21%	0.21%
Mortgage-backed securities:
Non-Agency subprime	(1,197)	204	1,142	1,346	149	81,065	3.30%	0.36%
Non-Agency Alt-A	71	367	220	587	658	13,368	8.73%	9.79%
Non-Agency prime jumbo	(189)	123	12	135	(54)	8,781	3.07%	(1.21)%

Total mortgage-backed securities	(1,315)	694	1,374	2,068	753	103,214	3.98%	1.45%

Mortgage loans:
At fair value	33,283	11,978	—	11,978	45,261	507,894	4.69%	17.72%
Acquired for sale at fair value	123	69	—	69	192	6,720	2.04%	5.67%

Total mortgage loans	33,406	12,047	—	12,047	45,453	514,614	4.66%	17.57%

	$32,091	$12,799	$1,374	$14,173	$46,264	$672,729	4.19%	13.68%

Liabilities:
Loans sold under agreements to repurchase	$—	$3,662	$1,015	$4,677	$4,677	$208,630	4.46%
Securities sold under agreements to repurchase	—	531	—	531	531	87,470	1.21%
Real estate acquired in settlement of loans financed through agreements to repurchase(2)	—	15	25	40	40	690	4.15%

	$—	$4,208	$1,040	$5,248	$5,248	$296,790	3.52%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

(2)
Interest cost excludes the effect of amortization of debt issuance costs totaling $25,000 during the period.

	Six months ended June 30, 2010
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield	Total return
	(dollars in thousands)
Assets:
Short-term money market investments	$—	$67	$—	$67	$67	$118,579	0.11%	0.11%
Mortgage-backed securities:
Non-Agency subprime	(298)	79	1,131	1,210	912	36,125	6.66%	5.02%
Non-Agency Alt-A	(10)	645	418	1,063	1,053	24,473	8.64%	8.56%
Non-Agency prime jumbo	158	266	12	278	436	16,276	3.40%	5.32%

Total mortgage-backed securities	(150)	990	1,561	2,551	2,401	76,874	6.60%	6.21%

Mortgage loans:
At fair value	11,099	3,837	—	3,837	14,936	119,449	6.39%	24.87%
Acquired for sale at fair value	28	1	—	1	29	120	1.69%	49.68%

Mortgage loans	11,127	3,838	—	3,838	14,965	119,569	6.38%	24.89%

	$10,977	$4,895	$1,561	$6,456	$17,433	$315,022	4.08%	11.01%

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$—	$—	$—	$173

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

  Net Gain (Loss) on Investments

        During the quarter and six month periods ended June 30, 2011, we recognized net gains on financial instruments totaling $22.1 million and $32.1 million, respectively. This compares to $9.8 million and $11.0 million for the quarter and six months ended June 30, 2010. The increase for the quarter and six months ended June 30, 2011 as compared to the comparable prior year periods is due primarily to growth in our portfolio of investments in financial instruments. Our average portfolio balance increased 137% and 114% during the quarter and six month periods ended June 30, 2011 as compared to the comparable prior year periods.

        During the quarter and six month periods ended June 30, 2011, we recognized net valuation losses on our portfolios of MBS totaling $873 thousand and $1.3 million, respectively. The valuation losses reflect, in part, growing marketplace supply of MBS similar to those we hold as a result of sales by the Federal Reserve Bank of their holdings of MBS acquired during the recent financial crisis, and to marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities may slow due to regulatory actions relating to lenders' foreclosure activities. The weighted average discount rate of the non-Agency subprime MBS, the most sizable component of our MBS portfolio, increased from 4.5% at December 31, 2010 to 7.7% at June 30, 2011, reflective of these market factors.

        Net gains on mortgage loans at fair value, excluding mortgage loans acquired for sale, are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Valuation changes(1):
Performing loans	$2,822		$3,835
Nonperforming loans	15,627		23,348

	$18,449	$3,005	$27,183	$4,138
Payoffs	4,477	6,789	5,867	6,789
Sales	25	172	233	172

	$22,951	$9,966	$33,283	$11,099

(1)
Comparative prior period information was not maintained.

        The net gains on mortgage loans arising from valuation changes were due primarily to the changes in value of loans as the loans moved through the resolution process. During the quarter ended June 30, 2011, we recognized valuation gains totaling approximately $7.4 million relating to an increase in the collectibility of claims on government-insured loans. In addition, approximately $8.0 million of valuation gains during the quarter resulted from changes in the delinquency of the loan portfolio, both from transitions of seriously delinquent loans toward a liquidation event as well as reinstatements of nonperforming loans. Our valuation gains for the six months ended June 30, 2011 also reflect increasing demand for distressed mortgage loans as reflected in increased transaction prices. As a result of this market observation, the discount rates we use to estimate the fair value of certain of our mortgage loans were decreased.

        The increase in valuation changes during the quarter and six months ended June 30, 2011, as compared to the comparable periods ended June 30, 2010, is due to the growth and seasoning of our portfolio of mortgage loans at fair value. Our average investment in mortgage loans at fair value increased $410.2 million and $388.4 million, or 233% and 325% for the quarter and six months ended June 30, 2011 as compared to the comparable periods ended June 30, 2010. Furthermore, our initial acquisitions of mortgage loans at fair value occurred in December of 2009 and were only beginning to move through the resolution process during 2010.

        Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets:

Fair Value
Range (Weighted Average)
	June 30, 2011	December 31, 2010	Valuation Technique
Financial Statement Item				Key Inputs	June 30, 2011	December 31, 2010
(in thousands)
Mortgage-backed securities(1)			Broker quote
Non-Agency subprime	$63,159	$93,783		Discount rate	3.5% - 13.3% (7.7%)	2.9% - 17.3% (4.5%)
				Prepayment speed(2)	0.2% - 5.6% (3.3%)	0.1% - 5.3% (1.5%)
				Collateral remaining loss percentage(3)	22.3% - 55.6% (42.5%)	12.1% - 56.6% (36.9%)
Non-Agency Alt-A	11,904	15,824		Discount rate	4.5% - 11.7% (6.0%)	5.0% - 11.4% (7.1%)
				Prepayment speed(2)	0.4% - 6.9% (5.7%)	0.9% - 10.1% (6.7%)
				Collateral remaining loss percentage(3)	7.8% - 51.3% (25.2%)	10.5% - 41.1% (22.8%)
Non-Agency prime jumbo	7,358	10,265		Discount rate	5.1% - 5.1% (5.1%)	2.7% - 2.7% (2.7%)
				Prepayment speed(2)	13.4% - 13.4% (13.4%)	14.7% - 14.7% (14.7%)
				Collateral remaining loss percentage(3)	0.8% - 0.8% (0.8%)	0.6% - 0.6% (0.6%)
Mortgage loans	$657,223	$364,250	Discounted cash flow	Discount rate	9.1% - 20.7% (14.0%)	9.1% - 18.7% (13.8%)
				Twelve-month projected housing price index change	-9.5% - 9.7% (-1.7%)	-18.4% - 10.7% (-2.4%)
				Prepayment speed(2)	0.2% - 6.1% (2.2%)	0.2% - 7.5% (2.8%)
				Total prepayment speed (Life total CPR)	0.4% - 37.1% (29.7%)	0.4% - 38.6% (31.9%)

(1)
With respect to mortgage-backed securities, key inputs are those used to evaluate broker indications of value.

(2)
Prepayment speed is measured using Life Voluntary CPR

(3)
The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.

        The weighted average discount rate used in the valuation of mortgage loans increased slightly from December 31, 2010 to June 30, 2011 due to portfolio additions during the six months ended June 30, 2011 with higher discount rates, partially offset by a decrease in certain pools' discount rates resulting from increasing market demand for distressed mortgage loans.

        The weighted average twelve-month projected housing price index ("HPI") change improved from -2.4% at December 31, 2010 to -1.7% at June 30, 2011. This improvement reflects the impact of portfolio additions during the period with higher initial HPI forecasts and the movement of the portfolio toward the projected housing price bottom with the passage of time. Changes in the projected HPI did not have a significant impact on the valuation of mortgage loans during the six months ended June 30, 2011.

        The total prepayment speed of our mortgage loan portfolio decreased from 31.9% at December 31, 2010 to 29.7% at June 30, 2011, primarily due to a greater than expected volume of reinstatements of nonperforming loans and lower than expected rates of defaults of distressed performing loans.

        While we believe that the Company's current fair value estimates are representative of fair value at the reporting date, the market for our mortgage assets is illiquid with very few market participants. Furthermore, our business strategy is to enhance value during the period in which the loans are held; any resulting appreciation or depreciation in the fair value of the loans would be recorded during such holding period and ultimately realized at the end of the holding period.

        During the quarter and six months ended June 30, 2011, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Number of loans	183	100	268	100
Unpaid principal balance	$60,724	$17,417	$85,613	$17,417
Gain recognized at payoff	$4,477	$6,789	$5,867	$6,789

        The decrease in gains recognized at payoff reflects gains we recorded on certain of our acquisitions during 2010 whereby the loans subject to the purchase agreement paid off during the settlement period and the gains accrued to us. Subsequent transactions have not provided for the transfer of these gains to PMT during the settlement period.

        During the quarter and six months ended June 30, 2011, we recognized gains on sales of distressed mortgage loans as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Number of loans	—	10	13	10
Unpaid principal balance	$—	$2,909	$5,524	$2,909
Gain recognized at sale	$25	$172	$233	$172

        Our loan servicer offers HAMP as well as proprietary loan modification programs. HAMP modifications are available for borrowers who meet certain criteria, including occupying their properties and having debt-to-income ratios in excess of 31%. Borrowers who receive a HAMP modification may receive rate reduction, term extension, forbearance of principal and principal forgiveness. HAMP modifications may utilize either a stepped-rate or fixed-rate schedule. Borrowers who do not require payment relief, or who do not occupy their properties, may be eligible for a proprietary loan modification program, which may include capitalization of arrearages, term extension, rate reduction, and principal forgiveness. The proprietary programs can also take the form of either a stepped-rate or fixed-rate schedule.

        The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Modification type(1)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)
	(dollars in thousands)
Rate reduction	59	$14,406	1	$351	89	$19,778	1	$351
Term extension	17	$5,002	—	$—	27	$7,270	—	$—
Capitalization of interest and fees	72	$17,033	1	$351	104	$23,224	1	$351
Principal forbearance	6	$2,351	1	$351	7	$2,457	1	$351
Principal reduction	38	$9,524	1	$351	57	$13,481	1	$351
Total*	72	$17,033	1	$351	104	$23,224	1	$351

(1)
Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)
Before modification.

        The following tables summarize the average impact of the modifications noted above to the terms of the loans impacted:

	Quarter ended June 30,				Six months ended June 30,
	2011		2010		2011		2010
Category	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification
	(dollars in thousands)
Loan balance	$237	$215	$351	$305	$223	$205	$351	$305
Remaining term (months)	316	347	460	459	316	350	460	459
Interest rate	6.86%	3.86%	9.53%	3.03%	6.88%	3.67%	9.53%	3.03%
Forbeared principal	$3	$10	$—	$6	$3	$9	$—	$6

  Interest Income

        The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended June 30, 2011 vs. Quarter ended June 30, 2010			Six months ended June 30, 2011 vs. Six months ended June 30, 2010
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total change			Total change
	Rate	Volume		Rate	Volume
	(in thousands)
Assets:
Short-term investments	$34	$(29)	$5	$83	$(92)	$(9)
Mortgage-backed securities:
Non-Agency subprime	(1,532)	1,600	68	(1,687)	1,823	136
Non-Agency Alt-A	(51)	(242)	(293)	34	(510)	(476)
Non-Agency prime jumbo	(9)	(51)	(60)	(25)	(118)	(143)

Total mortgage-backed securities	(1,592)	1,307	(285)	(1,678)	1,195	(483)

Mortgage loans	(2,922)	7,380	4,458	(3,199)	11,408	8,209

	$(4,480)	$8,658	$4,178	$(4,794)	$12,511	$7,717

Liabilities:
Loans sold under agreements to repurchase	$—	$2,708	$2,708	$—	$4,677	$4,677
Securities sold under agreements to repurchase	—	222	222	—	531	531
Real estate acquired in settlement of loans financed through agreements to repurchase	—	40	40	—	40	40

	$—	$2,970	$2,970	$—	$5,248	$5,248

        In the quarter and six months ended June 30, 2011, we earned interest income of $8.0 million and $14.2 million, compared to $3.8 million and $6.5 million for the quarter and six months ended June 30, 2010.

        Interest income on our portfolio of MBS decreased primarily due to a decrease in yields of these securities from 6.90% during the quarter ended June 30, 2010 to 4.14% during the quarter ended June 30, 2011, partially offset by an increase of $21.3 million in the average balance of our investment in such securities. Similarly, the yield on our portfolio of MBS decreased from 6.60% during the six months ended June 30, 2010, to 3.98% during the six months ended June 30, 2011, partially offset by an increase in the average balance of our investment in MBS of $26.3 million.

        The decrease in yields for the quarter and six months ended June 30, 2011 as compared to the comparable prior year periods was due to a decrease in prepayment experience and market prepayment expectations on the mortgage loans underlying our MBS during 2011 as compared to 2010. The increase in average balance of securities reflects the lower balances of our investment portfolio during 2010 as we were deploying the proceeds of our initial share offerings during 2010.

        At June 30, 2011, our portfolio of MBS was comprised of currently cash flowing securities with an average yield of 4.75% and a contractual remaining life of more than ten years. We invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        In the quarter and six months ended June 30, 2011, we recognized interest income on mortgage loans of $7.0 million and $12.0 million, which compares to $2.5 million and $3.8 million for the comparable periods ended June 30, 2010. During the quarter and six months ended June 30, 2011, we recognized annualized interest of 4.67% and 4.69%, respectively, on our portfolio of mortgage loans (excluding mortgage loans acquired for sale at fair value) as measured by the portfolio's average fair value. This compares to 5.61% and 6.39% for the comparable periods ended June 30, 2010.

        The increase in interest income is due primarily to growth in our mortgage loan portfolio of $418.8 million and $395.0 million or 237% and 330% for the quarter and six months ended June 30, 2011 when compared to the quarter and six months ended June 30, 2010. This growth in interest income was partially offset by a decrease in the yield on the loans from 5.61% and 6.38% during the quarter and six months ended June 30, 2010 as compared to 4.63% and 4.66% for the comparable periods ended June 30, 2011. The decrease in yield in 2011 as compared to 2010 is due primarily to the addition of pools of loans with lower interest rates during the period from June 30, 2010 through June 30, 2011. At June 30, 2010, our investment in performing mortgage loans had a weighted-average coupon of 6.46%; at June 30, 2011, our investment in performing mortgage loans had a weighted-average coupon of 5.06%.

        At June 30, 2011, approximately 74% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 75% at June 30, 2010. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold real estate acquired in settlement of loans. We calculate the yield on our mortgage loan portfolio based on the portfolio's average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans' unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

        The revenue benefits of nonperforming loans and real estate acquired in settlement of loans generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At June 30, 2011, we held $488.7 million in fair value of nonperforming loans and $48.9 million in carrying value of real estate acquired in settlement of loans.

  Interest Expense

        During the quarter and six months ended June 30, 2011, we incurred interest expense totaling $3.0 million and $5.2 million, respectively. Our interest cost was 3.67% and 3.52% for the quarter and six month periods ended June 30, 2011, respectively. We had negligible interest expense during the quarter and six months ended June 30, 2010 as we were in the process of investing the proceeds of our initial equity offerings and had no borrowings until June 30, 2010. Interest expense during 2011 reflects our efforts to leverage our investing capacity after fully deploying the proceeds of our initial equity offerings.

  Net Gain on Mortgage Loans Acquired for Sale

        During the quarter and six months ended June 30, 2011, we recorded net gains of $40,000 and $123,000 on mortgage loans acquired for sale. These gains included approximately $137,000 and $177,000 in fair values of MSRs received as part of the proceeds from our correspondent lending loan sales. During the quarter and six months ended June 30, 2010, we recorded gains of $28,000 on mortgage loans acquired for sale.

  Results of Real Estate Acquired in Settlement of Loans

        Results from real estate acquired in settlement of loans includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2011, we recorded net gains of $86,000 and $1.2 million, respectively, in results of real estate acquired in settlement of loans as compared to net gains totaling $335,000 for the quarter and six months ended June 30, 2010. The decrease in gain is primarily due to valuation adjustments recorded during 2011 as compared to gains recorded on the sale of recently acquired real estate during the comparable period of 2010.

Expenses

        Our expenses are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Loan servicing fees	$3,313	$591	$5,519	$676
Interest	2,970	—	5,248	—
Management fees	1,913	1,202	3,462	2,413
Compensation	1,250	836	2,264	1,639
Professional services	1,115	399	1,992	493
Other	1,660	824	2,733	1,104

Total expenses	$12,221	$3,852	$21,218	$6,325

        Increased expenses during the quarter and six month periods ended June 30, 2011 compared to the same periods in 2010 was a result of the growth in the Company's investment portfolio and the use of borrowings beginning in the fourth quarter of 2010 to finance that growth.

        Loan servicing fees also grew substantially as our average investment in mortgage loans increased by over 237% and 330% during the quarter and six months ended June 30, 2011, respectively; and we began incurring activity-based fees relating to the liquidation of loans during 2011 that we did not incur due to the short period we held the loans through June 30, 2010.

        Compensation expense increased as the result of additional grants of restricted share units to our officers and trustees as well as certain employees of PCM and its affiliates during the quarter ended March 31, 2011. Professional services expense increased due to our heightened level of mortgage investment acquisition activity during the quarter and six months ended June 30, 2011 as compared to the comparable periods ended June 30, 2010.

Balance Sheet Analysis

        Following is a summary of key balance sheet items as of the dates presented:

	June 30, 2011	December 31, 2010
ASSETS
Cash	$2,344	$45,447
Mortgage loans held for sale at fair value	18,848	3,966
Investments:
Short-term investments	38,633	—
Mortgage-backed securities at fair value	82,421	119,872
Mortgage loans at fair value	657,223	364,250
Real estate acquired in settlement of loans	48,872	29,685

	827,149	513,807
Other assets	35,134	25,875

Total assets	$883,475	$589,095

LIABILITIES
Borrowings:
Loans sold under agreements to repurchase	$262,203	$147,422
Securities sold under agreements to repurchase at fair value	70,978	101,202
Real estate acquired in settlement of loans financed under agreements to repurchase	7,808	—

	340,989	248,624
Other liabilities	19,562	20,558

Total liabilities	360,551	269,182

SHAREHOLDERS' EQUITY	522,924	319,913

Total liabilities and shareholders' equity	$883,475	$589,095

        Total assets increased $294.4 million, or 50% during the period from December 31, 2010 to June 30, 2011. Growth in total assets reflects growth of investments totaling $313.3 million or 61% during the period. We financed our asset growth through issuance of additional shares for net proceeds of $188.8 million and through additional borrowings of $92.4 million. We made investments totaling $361.9 million and received proceeds from sales and repayments of those assets totaling $124.6 million. Our acquisitions are summarized below.

Asset Acquisitions

        Following is a summary of our acquisitions of mortgage investments for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Mortgage-backed securities	$—	$36,484	$—	$36,898
Distressed mortgage loans(1)(2)(3)
Performing	22,480	1,309	44,377	11,428
Nonperforming	94,795	95,348	316,026	186,654

	117,275	96,657	360,403	198,082

Real estate acquired in settlement of loans	1,263	—	1,510	1,238

	$118,538	$133,141	$361,913	$236,218

(1)
Performance status as of the date of acquisition.

(2)
All of our distressed asset purchases during the quarters ended June 30, 2011 and 2010 and subsequent purchases through the date of this Report totaling $177.5 million were acquired from CitiMortgage, Inc. and CGM. We also have pending purchases in the amount of $126.7 million from CitiMortgage, Inc. as of the date of this Report. The pending transactions are subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions, and our obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

(3)
Amounts exclude $54.8 million and $74.4 million, and $15.2 million and $1.4 million of loans purchased for immediate resale during the quarters and six month periods ended June 30, 2011 and 2010, respectively.

        Our acquisitions during the quarter and six months ended June 30, 2010 reflect continuing investment of the proceeds from our initial public offering which we completed during August of 2009. Our acquisitions during the quarter and six months ended June 30, 2011 primarily reflect a subsequent underwritten public offering completed in the first quarter of 2011 and the use of borrowings to leverage our equity. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our portfolio growth will depend on our ability to raise additional equity capital.

        On July 12, 2011, we entered an agreement to purchase a pool of mortgage loans and real estate acquired in settlement of loans from CGM. The initial purchase price is approximately $177.5 million. Subsequent adjustments may increase the purchase price to a maximum of $180.6 million based on the date we settle the purchase. Our purchase of these loans and real estate acquired in settlement of loans is subject to continuing due diligence, customary closing conditions and our obtaining additional capital sufficient to fund the transaction. There can be no assurance that these assets will ultimately be acquired or that the transaction will be completed at all.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency subprime, Alt-A and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 0.78 years. We acquired these securities to supplement our investments in mortgage loans and to ensure compliance with the REIT tax regulations relating to our asset composition.

        The following is a summary of our portfolio of MBS as of the dates presented:

	June 30, 2011
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$63,159	$66,085	0.67	0.46%	4.03%
Non-Agency Alt-A	11,904	12,072	1.32	5.48%	9.50%
Non-Agency prime jumbo	7,358	7,507	0.87	2.84%	3.45%

	$82,421	$85,664	0.78	1.37%	4.75%

	December 31, 2010
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$96,653	0.82	0.51%	4.46%
Non-Agency Alt-A	15,824	16,282	1.48	5.35%	9.19%
Non-Agency prime jumbo	10,265	10,240	1.12	2.90%	3.51%

	$119,872	$123,175	0.93	1.35%	5.00%

        The relationship of the fair value of our mortgage loans at fair value to the fair value of the real estate collateral underlying the loans is summarized below:

	June 30, 2011		December 31, 2010
	Fair Values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$168,545	$260,890	$86,242	$139,393
Nonperforming loans	488,678	713,338	278,008	424,856

	$657,223	$974,228	$364,250	$564,249

        Following is a summary of the distribution of our mortgage loans at fair value at June 30, 2011:

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Fixed	$82,898	13%	6.07%	$212,203	32%	6.79%	$49,444	14%	6.86%	$105,669	29%	7.17%
ARM/Hybrid	76,253	12%	4.31%	272,763	41%	6.24%	31,916	9%	4.68%	171,591	47%	6.13%
Interest rate step-up	7,393	1%	2.25%	708	0%	6.25%	4,813	1%	2.43%	247	0%	6.73%
Balloon	2,001	0%	4.90%	3,004	1%	6.62%	69	0%	9.94%	501	0%	7.70%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
1st lien	$168,507	26%	5.06%	$488,678	74%	6.49%	$86,238	24%	5.73%	$278,008	76%	6.54%
2nd lien	34	0%	5.17%	—	0%		—	0%		—	0%
Unsecured	4	0%	0.01%	—	0%		4	0%	0.00%	—	0%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Owner occupied	$146,646	22%	5.02%	$384,719	58%	6.42%	$75,049	21%	5.72%	$213,959	59%	6.53%
Investment property	21,563	3%	5.34%	103,365	16%	6.74%	11,032	3%	5.85%	63,305	17%	6.56%
Other	336	1%	4.15%	594	0%	6.97%	161	0%	5.39%	744	0%	6.45%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 12 months	$38	0%	4.80%	$—	0%		$4	0%		$—
12 - 35 months	5,013	1%	4.68%	24,580	4%	6.33%	2,210	1%	5.77%	16,596	5%	6.27%
36 - 59 months	87,562	13%	5.39%	280,104	42%	6.70%	46,617	13%	6.21%	154,628	42%	6.80%
60 months or more	75,932	12%	4.65%	183,994	28%	6.13%	37,411	10%	5.06%	106,784	29%	6.10%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 600	$36,471	6%	5.89%	$82,216	12%	6.95%	$20,404	6%	5.66%	$44,930	12%	6.62%
600 - 649	32,847	5%	5.56%	89,387	14%	6.85%	19,235	5%	5.92%	49,096	13%	6.45%
650 - 699	45,274	7%	4.79%	139,626	21%	6.42%	20,521	6%	5.77%	78,528	22%	6.18%
700 - 749	41,133	6%	4.39%	121,632	19%	6.06%	20,748	6%	5.55%	70,493	19%	6.30%
750 or greater	12,820	2%	4.34%	55,817	8%	6.24%	5,334	1%	6.38%	34,961	10%	5.94%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 80%	$35,252	6%	5.93%	$45,414	7%	6.57%	$21,867	6%	5.94%	$36,667	10%	6.52%
80% - 99.99%	27,587	4%	6.00%	73,844	11%	6.42%	15,296	4%	6.53%	46,002	13%	6.42%
100% - 119.99%	31,986	5%	5.29%	101,569	15%	6.30%	19,585	6%	5.58%	62,228	17%	6.49%
120% or greater	73,720	11%	4.51%	267,851	41%	6.54%	29,494	8%	5.43%	133,111	36%	6.58%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
California	$49,044	8%	4.36%	$120,273	18%	5.90%	$20,372	6%	4.75%	$75,533	21%	5.86%
New York	14,010	2%	4.85%	58,975	9%	6.71%	5,502	1%	5.32%	20,767	6%	6.89%
Florida	8,978	2%	4.52%	58,162	9%	6.73%	5,832	2%	5.31%	35,231	10%	6.59%
Illinois	7,891	1%	4.98%	25,181	4%	6.22%	4,987	1%	5.86%	13,746	4%	6.55%
Other	88,622	13%	5.56%	226,087	34%	6.70%	49,549	14%	6.33%	132,731	35%	6.89%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

	June 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Current	$105,972	16%	4.83%	$—	0%		$56,504	16%	5.60%	$—	0%
30 days delinquent	34,111	5%	5.35%	—	0%		16,274	4%	5.83%	—	0%
60 days delinquent	28,462	5%	5.52%	—	0%		13,464	4%	6.11%	—	0%
90 days or more delinquent	—	0%		166,136	25%	6.30%	—	0%		115,586	32%	6.44%
In foreclosure	—	0%		322,542	49%	6.59%	—	0%		162,422	44%	6.60%

	$168,545	26%	5.06%	$488,678	74%	6.49%	$86,242	24%	5.73%	$278,008	76%	6.54%

        Following is a summary of our real estate acquired in settlement of loans by attribute as of the dates presented:

	June 30, 2011		December 31, 2010
Property type	Fair value	% total	Fair value	% total
1 - 4 dwelling units	$33,338	68%	$22,729	77%
Planned unit development	11,422	23%	4,460	15%
5+ dwelling units	1,742	4%	918	3%
Condominium/Co-op	2,370	5%	1,578	5%

	$48,872	100%	$29,685	100%

	June 30, 2011		December 31, 2010
Geographic distribution	Fair value	% total	Fair value	% total
California	$19,870	41%	$11,078	37%
Florida	4,022	8%	2,291	8%
Arizona	2,271	5%	1,659	6%
Colorado	2,161	4%	*	*
Michigan	1,714	4%	1,263	4%
Maryland	*	*	1,220	4%
Other	18,834	38%	12,174	41%

	$48,872	100%	$29,685	100%

*
Not included in the states representing the largest balances as of the date presented.

Cash Flows

        We invested the Company's cash at the beginning of 2011 in the acquisition of loans, resulting in a net decrease in cash of $43.1 million during the six months ended June 30, 2011. Cash used by operating activities totaled $41.3 million during the six months ended June 30, 2011. This use of cash was primarily due to the cash requirements related to the growth in our operating balance sheet which tracked our overall growth. Cash used by operating activities during the six months ended June 30, 2010 also reflects the effects of growth in our operating balance sheet accounts.

        Net cash used by investing activities was $271.2 million for the six months ended June 30, 2011. This use of cash reflects the growth of our investment portfolio. We purchased mortgage loans and real estate acquired in settlement of loans with fair values of $360.4 million and $1.5 million, respectively, during the first half of 2011. This contrasts with cash provided by investing activities totaling $4.6 million during the first half of 2010. While we purchased $198.1 million in fair value of mortgage loans during that period, we effected those purchases by redeploying a portion of our short-term investments.

        Approximately 68% of our investments, comprised of non-correspondent lending mortgage loans, MBS and real estate acquired in settlement of loans, were nonperforming assets as of June 30, 2011. Nonperforming assets include mortgage loans delinquent 90 or more days and real estate acquired in settlement of loans. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the six months ended June 30, 2011, we transferred $45.8 million of mortgage loans to real estate acquired in settlement of loans and realized cash proceeds from the sale of real estate acquired in settlement of loans and mortgage-backed securities totaling $29.3 million and $3.3 million, respectively.

        Net cash provided by financing activities was $269.5 million for the six months ended June 30, 2011. These funds were procured to finance the acquisition of additional mortgage loans. As discussed above, during the quarter ended March 31, 2010, we were able to complete our acquisitions through the redeployment of our short-term investments. Therefore, we did not procure cash flow to finance our investments during the quarter ended March 31, 2010. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt), make investments as our Manager identifies them and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. These distribution requirements limit our ability to retain earnings and thereby replenish or increase capital to support our activities. We expect our primary sources of liquidity to become proceeds from earnings on our investments, proceeds from sales and repayments on our investments, and proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

        Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. We expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of nonperforming and/or re-performing mortgage loans, to the extent that these sources are available to us.

        Until attractive long-term financing is procured, we will continue to finance our assets on a short-term basis through agreements to repurchase and other secured lending and structured finance facilities, pending the ultimate disposition of the assets, whether through sale, securitization or liquidation. Because our current debt facilities consist solely of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

        During the six months ended June 30, 2011, we received proceeds from the issuance of common shares as follows:

  •
  On February 16, 2011, we issued and sold 9,500,000 common shares in an underwritten public offering and received $163.8 million of proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses.

  •
  On March 3, 2011, we issued and sold an additional 1,425,000 common shares pursuant to the exercise of an over-allotment option by the public offering's underwriters and received $24.6 million of proceeds after the underwriting discount and reimbursement of certain expenses.

  •
  During the three months ended June 30, 2011, the Company sold a total of 28,500 of its common shares under a controlled equity offering sales agreement with Cantor Fitzgerald & Co. at a weighted average price of $18.34 per share, providing net proceeds to the Company of approximately $512,000 net of sales commissions. The sales agent received a total of approximately $10,000, which represents an average commission of approximately 2.0% of the gross sales price per share.

        These sources of liquidity were used to partially finance acquisitions of $360.4 million in fair value of mortgage loans during the first half of 2011. We acquired mortgage loans totaling $6.1 million after June 30, 2011, through the date of this Report.

        On July 12, 2011, the Company entered into an agreement with CGM, pursuant to which the Company agreed to purchase from CGM certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets"). The CGM Assets were acquired by CGM from an unaffiliated large money-center bank (the "Initial Seller"). As part of the agreement and in connection with the Company's purchase of the CGM Assets, CGM will assign, and the Company will assume, all of CGM's rights and obligations under a separate purchase agreement with the Initial Seller. The Company will record the transaction as a purchase of loans in the third quarter of 2011.

        Under the terms of the agreement, the Company will purchase the CGM Assets at a purchase price based, in part, on a percentage of the unpaid principal balance of the mortgage loans or, as applicable, the mortgage loans at the time the real property was acquired in settlement thereof. The unpaid principal balance of each CGM Asset is measured as of the cut-off date agreed to with the Initial Seller (the "Cut-off Date"). Pending purchase, the purchase price for each CGM Asset will be reduced by any collections of principal and interest on such CGM Asset after the closing date agreed to with the Initial Seller (the "Closing Date") and prior to the related purchase date.

        The total unpaid principal balance of the CGM Assets as of the Cut-off Date was approximately $348 million. The initial purchase price is approximately $177.5 million. Subsequent adjustments may increase the purchase price to $180.6 million based on the date the Company settles the purchase. The CGM Assets will be serviced by PLS from and after August 4, 2011 and interim serviced by the Initial Seller prior thereto. On the settlement date for any CGM Asset, in addition to the payment of the purchase price, the Company will reimburse CGM for certain out-of-pocket costs and other expenses, including servicing fees and servicing advances, and a cost of carry for such CGM Asset.

        Any CGM Asset that liquidates prior to its settlement by the Company will be settled between the Company and CGM in the month following liquidation, in an amount based on the difference between the liquidation proceeds and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Asset had it been purchased on the liquidation date.

        The agreement requires that the Company settle the purchase of the CGM Assets on or before the date that is 180 days following the Closing Date; provided, however, that if on or prior to such date the Company reduces the total purchase price of the CGM Assets (measured as of the Cut-off Date) by 35% or more through collections of principal and interest, liquidations and settlements of CGM Assets, the date by which the CGM Assets must be purchased shall be extended until 360 days following the Closing Date. In the event that the Company fails to settle any CGM Assets on or before the 180-day or 360-day period described herein, as applicable, the agreement provides for a net settlement between the Company and CGM, in an amount based on the difference between the fair value of such CGM Assets on the date of determination and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Assets had they been purchased on such date.

        The Company's settlement of the purchase of the CGM Assets is subject to the Company obtaining additional capital adequate to fund the transaction. There can be no assurance that the purchase of the CGM Assets will ultimately be settled.

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

        During 2011, we have increased our use of debt financing as a means of extending our balance sheet capacity, primarily through the use of repurchase agreements. The transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value of the assets sold subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

        As of June 30, 2011, our debt financing consists of short-term borrowings in the form of the sale of securities and mortgage loans under agreements to repurchase and secured financings relating to real estate acquired in settlement of loans.

  •
  The transactions relating to securities sold under agreements to repurchase mature on or before July 20, 2011 and provide for sale to major financial institution counterparties of MBS in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at terms of either three weeks or three months, depending on the facility under which the securities are sold. All transactions maturing before the date of this Report have been refinanced by renewing the agreements at maturity.

  •
  The transactions relating to mortgage loans under agreements to repurchase mature between November 1, 2011 and June 6, 2012 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

  •
  The transactions relating to real estate acquired in settlement of loans are secured financings that mature between November 1, 2011 and June 6, 2012 and provide for sale to major financial counterparties at advance rates based on the estimated fair value of the real estate acquired in settlement of loans.

        Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. These financial covenants currently include the following:

  •
  profitability at each of the Company and two of our subsidiaries, PennyMac Corp. ("PMC") and PennyMac Mortgage Investment Trust Holdings I, LLC ("PMITH"), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter

  •
  a minimum of $10 million in unrestricted cash and cash equivalents among the Company and/or its subsidiaries; a minimum of $7.75 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $7.5 million in unrestricted cash and cash equivalents at PMC

  •
  a minimum tangible net worth for the Company of $265 million, plus 75% of the total net proceeds received by it in connection with equity issuances after November 2, 2010; a minimum tangible net worth for PMITH of $195 million; and a minimum tangible net worth for PMC of the sum of (y) $65 million and (z) 50% of its positive quarterly income after November 2, 2010

  •
  a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for PMITH

  •
  at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

        Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

        The transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice. At June 30, 2011, all of our securities sold under agreements to repurchase were sold to one lender. With respect to these agreements, we have agreed with the lender to a threshold of $250,000 in market value decline that must be exceeded before a margin deficit will arise.

        Similarly, the transactions relating to mortgage loans and/or equity interests in special purpose entities holding real property under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional mortgage loans or real property, as applicable, in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value of the assets subject to an agreement to repurchase. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

        At June 30, 2011, we financed all of our MBS of $119.9 million, all of our mortgage loans acquired for sale at fair value of $18.8 million, $569.2 million of our mortgage loans at fair value, and $17.4 million of real estate acquired in settlement of loans, or approximately 90% of our investments in mortgage loans, MBS and real estate acquired in settlement of loans. This compares to the 24% of such assets that we financed at December 31, 2010. Accordingly, repurchase agreements represent a significant source of funding for our investment portfolio.

        During the quarter ended June 30, 2011, the average balance outstanding under agreements to repurchase MBS and mortgage loans and real estate acquired in settlement of loans financed under agreements to repurchase totaled $320.4 million, and the maximum daily amount outstanding under the agreements to repurchase MBS and mortgage loans totaled $358.1 million. The difference between the maximum and average daily amounts outstanding was due to increasing utilization of our existing facilities and our entry into a new credit facility during the six months ended June 30, 2011.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of June 30, 2011, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of June 30, 2011, our on-balance sheet contractual obligations are limited to $341.0 million of agreements to repurchase loans and securities sold with maturities between July 20, 2011 and June 11, 2012. All agreements to repurchase that matured between June 30, 2011 and the date of this Report have been renewed and are described in Note 10—Loans Sold Under Agreements to Repurchase and Note 11—Securities Sold Under Agreements to Repurchase at Fair Value in the accompanying financial statements.

        As of the date of this Report, PCM has committed to acquire, on our behalf, mortgage loans with purchase prices totaling approximately $126.7 million. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our obtaining additional capital adequate to fund the transaction. There can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

        On July 12, 2011, we purchased a pool of mortgage loans and real estate acquired in settlement of loans from CGM. The initial purchase price is approximately $177.5 million. Subsequent adjustments may increase the purchase price to a maximum of $180.6 million based on the date we settle the purchase. Our settlement of the purchase of these loans and real estate acquired in settlement of loans is subject to our obtaining additional capital sufficient to fund the transaction. There can be no assurance that the transaction will ultimately be settled. This transaction is more fully described in Note 21—Subsequent Events in the accompanying financial statements and Liquidity and Capital Resources above.

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

        When PLS effects a refinancing of a loan on our behalf and not through a third party lender and the resulting loan is readily saleable, PLS is entitled to receive from us market-based fees and compensation. Similarly, when PLS originates a loan to facilitate the disposition of real estate that we acquire in settlement of a loan, PLS is entitled to a fee in the same amount.

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

        In connection with our correspondent lending business, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we collect interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party only where we are not approved or licensed to sell to such third party. During the quarter ended June 30, 2011, we recorded fulfillment fees totaling $61,000.

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

Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. A substantial portion of our investments are comprised of nonperforming loans. We believe that such assets' fair values respond primarily to changes in the fair value of the real estate securing such loans.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of the dates presented, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
As of June 30, 2011:
Fair value	$574,040	$602,385	$630,390	$684,842	$711,013	$736,303
Change in fair value:
$	$(83,183)	$(54,838)	$(26,833)	$27,619	$53,790	$79,080
%	(12.66)%	(8.34)%	(4.08)%	4.20%	8.18%	12.03%
Change in fair value as of December 31, 2010	$(44,013)	$(29,054)	$(14,371)	$14,019	$27,575	$40,588

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of June 30, 2011:
Fair value	$82,357	$82,341	$82,335	$82,550	$82,694	$83,005
Change in fair value:
$	$(64)	$(79)	$(86)	$129	$274	$584
%	(0.08)%	(0.10)%	(0.10)%	0.16%	0.33%	0.71%
Change in fair value as of December 31, 2010	$(298)	$(303)	$(246)	$326	$679	$1,475

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

Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification ("ASC"). ASU 2011-04 eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value

Measurements and Disclosure topic of the ASC for fair value measurements and makes other amendments, including:

  •
  limiting the highest-and-best-use valuation-premise concepts only to measuring the fair value of nonfinancial assets;

  •
  permitting an exception to fair value measurement principles for financial assets and financial liabilities (and derivatives) with offsetting positions in market risks or counterparty credit risk when several criteria are met. When the criteria are met, an entity can measure the fair value of the net risk position;

  •
  clarifying that premiums or discounts that reflect size as a characteristic of the reporting entity's holding rather than as a characteristic of the asset or liability (for example, a control premium when measuring the fair value of a controlling interest) are not permitted in a fair value measurement; and

  •
  prescribing a model for measuring the fair value of an instrument classified in shareholders' equity; this model is consistent with the guidance on measuring the fair value of liabilities.

        ASU 2011-04 expands the Fair Value Measurements topic's disclosure requirements, particularly for fair value measurements categorized in Level 3 of the fair value hierarchy: (1) a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, (2) a description of the valuation processes in place (e.g., how the entity decides its valuation policies and procedures, as well as changes in its analyses of fair value measurements, from period to period), and (3) a narrative description of the sensitivity of the fair value to changes in unobservable inputs and interrelationships between those inputs.

        ASU 2011-04 is applicable to the Company for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material effect on our financial statements.

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

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. "Risk Factors" in our Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

  •
  events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as a credit downgrade of U.S. Government obligations, the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 3, the information set forth on page 61 is incorporated herein by reference.

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

Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2011, we were not involved in any such legal proceedings, claims or actions that would be reasonably likely to have a material adverse effect on us.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 7, 2011, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    [Reserved]

Item 5.    Other Information

        At our 2011 Annual Meeting of Shareholders held on May 17, 2011, a plurality of our outstanding common shares of beneficial interest were voted in favor of conducting future non-binding, advisory votes on executive compensation on an "every year" basis. We have considered this shareholder vote and, consistent with the recommendation of our shareholders, we intend to conduct future non-binding, advisory votes on executive compensation on an "every year" basis until the next vote by our shareholders on the frequency of such votes, no later than our 2017 Annual Meeting of Shareholders.

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
10.8
Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.9	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

Exhibit Number	Exhibit Description
10.10	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.11
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
10.12
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
10.15
Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.16
Guaranty by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.17
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.18
Amendment Number One to Master Repurchase Agreement, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.19	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
10.20
Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).
10.21
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

Exhibit Number	Exhibit Description
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2011 and June 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2011 and June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) the Notes to the Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: August 5, 2011	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: August 5, 2011	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer and Treasurer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
June 30, 2011

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
10.8
Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit Description
10.9	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.
10.10	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.11
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
10.12
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
10.15
Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.16
Guaranty by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.17
Master Repurchase Agreement among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.18
Amendment Number One to Master Repurchase Agreement, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.19	Guaranty Agreement by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
10.20
Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).
10.21
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2011 and June 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the six months ended June 30, 2011 and June 30, 2010, (iv) the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010, and (v) the Notes to the Consolidated Financial Statements.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.