Form 10-Q
period 2011-09-30
PennyMac Mortgage Investment Trust
filed 2011-11-04
CIK 1464423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
Or
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2011
Common Shares of Beneficial Interest, $.01 par value	27,874,200

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
September 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Cash	$11,975	$45,447
Short-term investments	30,743	—
Mortgage-backed securities at fair value	86,702	119,872
Mortgage loans acquired for sale at fair value	40,850	3,966
Mortgage loans at fair value	715,272	364,250
Mortgage loans under a forward purchase agreement at fair value	152,908	—
Real estate acquired in settlement of loans	60,108	29,685
Real estate acquired in settlement of loans under a forward purchase agreement	9,798	—
Mortgage servicing rights:
at fair value	532	—
at lower of amortized cost or fair value	104	—
Principal and interest collections receivable	6,720	8,249
Principal and interest collections receivable under a forward purchase agreement	9,735	—
Interest receivable	2,132	978
Due from affiliates	7,203	2,115
Other assets	20,712	14,533

Total assets	$1,155,494	$589,095

LIABILITIES
Accounts payable and accrued liabilities	$1,096	$9,080
Unsettled mortgage-backed securities purchases	17,205	—
Loans sold under agreements to repurchase	345,969	147,422
Securities sold under agreements to repurchase at fair value	62,843	101,202
Borrowings under a forward purchase agreement	163,755	—
Real estate acquired in settlement of loans financed under agreements to repurchase	12,814	—
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	13,435	5,595
Income tax payable	1,831	—

Total liabilities	624,831	269,182

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 shares of $0.01 par value; issued and outstanding, 27,874,554 and 16,832,343 shares at September 30, 2011 and December 31, 2010, respectively	279	168
Additional paid-in capital	508,634	317,175
Retained earnings	21,750	2,570

Total shareholders' equity	530,663	319,913

Total liabilities and shareholders' equity	$1,155,494	$589,095

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Investment Income
Net gain (loss) on investments:
Mortgage-backed securities	$(791)	$596	$(2,106)	$446
Mortgage loans	32,311	7,578	65,594	18,677

	31,520	8,174	63,488	19,123

Interest income:
Short-term investments	24	10	82	77
Mortgage-backed securities	651	1,229	2,719	3,780
Mortgage loans	9,164	2,607	21,211	6,445

	9,839	3,846	24,012	10,302

Net gain (loss) on mortgage loans acquired for sale	84	(17)	207	11
Results of real estate acquired in settlement of loans	352	637	1,527	972
Net servicing fee income	14	—	17	—
Other income	176	16	240	17

Net investment income	41,985	12,656	89,491	30,425

Expenses
Interest	5,225	251	10,473	251
Loan servicing fees	4,473	885	9,992	1,561
Management fees	2,288	1,237	5,750	3,650
Compensation	1,567	573	3,831	2,212
Professional services	1,656	628	3,648	1,121
Other	1,898	992	4,631	2,096

Total expenses	17,107	4,566	38,325	10,891

Income before provision for income taxes	24,878	8,090	51,166	19,534
Provision for income taxes	4,350	361	6,376	2,400

Net income	$20,528	$7,729	$44,790	$17,134

Earnings per share
Basic	$0.73	$0.46	$1.72	$1.02
Diluted	$0.73	$0.45	$1.72	$1.01
Weighted-average shares outstanding
Basic	27,847	16,796	25,782	16,756
Diluted	28,138	17,069	26,065	17,029
Dividends declared per share	$0.50	$0.35	$0.92	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Total
Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Net income	—	—	—	17,134	17,134
Share-based compensation	97,026	1	1,588	—	1,589
Dividends declared	—	—	—	(5,891)	(5,891)
Underwriting and offering costs	—	—	(150)	—	(150)

Balance at September 30, 2010	16,832,343	$168	$316,952	$9,360	$326,480

Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Net income	—	—	—	44,790	44,790
Share-based compensation	88,711	1	2,811	—	2,812
Dividends declared	—	—	—	(25,610)	(25,610)
Proceeds from offerings of common shares	10,953,500	110	197,052	—	197,162
Underwriting and offering costs	—	—	(8,404)	—	(8,404)

Balance at September 30, 2011	27,874,554	$279	$508,634	$21,750	$530,663

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$44,790	$17,134
Adjustments to reconcile net income to net cash used by operating activities:
Net loss (gain) on mortgage-backed securities	2,106	(446)
Net gain on mortgage loans	(65,594)	(18,677)
Accrual of unearned discounts on mortgage-backed securities	(1,759)	(2,318)
Net gain on mortgage loans acquired for sale	(207)	(11)
Results of real estate acquired in settlement of loans	(1,527)	(972)
Change in fair value and amortization of mortgage servicing rights	7	—
Amortization of credit facility commitment fees	1,142	—
Accrual of costs related to a forward purchase agreement	2,222	—
Share-based compensation expense	2,812	1,589
Purchases of mortgage loans acquired for sale	(294,410)	(27,696)
Sales of mortgage loans acquired for sale	257,060	22,984
Decrease (increase) in principal and interest collections receivable	1,529	(16,077)
Increase in principal and interest collections receivable under a forward purchase agreement	(9,735)	—
Increase in interest receivable	(4,675)	(337)
Increase in due from affiliates	(5,088)	(100)
(Increase) decrease in other assets	(8,103)	(3,462)
(Decrease) increase in accounts payable and accrued liabilities	(10,764)	255
Increase in payable to affiliates	7,840	449
Increase in income taxes payable	1,831	—

Net cash used by operating activities	(80,523)	(27,685)

Cash flows from investing activities
Net (increase) decrease in short-term investments	(30,743)	213,628
Purchases of mortgage-backed securities at fair value	(4,974)	(89,217)
Repayments of mortgage-backed securities at fair value	47,008	38,703
Sales of mortgage-backed securities at fair value	7,994	—
Purchases of mortgage loans at fair value	(453,309)	(270,757)
Repayments of mortgage loans at fair value	87,795	40,797
Sales of mortgage loans at fair value	2,570	2,851
Repayments of mortgage loans under a forward purchase agreement at fair value	20,040	—
Purchases of real estate acquired in settlement of loans	(1,510)	(1,238)
Sales of real estate acquired in settlement of loans	46,410	7,827
Decrease (increase) in margin deposits	735	—

Net cash used by investing activities	(277,984)	(57,406)

Cash flows from financing activities
Sales of loans under agreements to repurchase	516,522	—
Repurchases of loans sold under agreements to repurchase	(317,975)	—
Sales of securities under agreements to repurchase	1,081,542	241,948
Repurchases of securities sold under agreements to repurchase	(1,119,901)	(125,809)
Repayment of borrowings under a forward purchase agreement	(11,115)	—
Sales of real estate acquired in settlement of loans financed under agreements to repurchase	17,108	—
Repurchases of real estate acquired in settlement of loans financed under agreements to repurchase	(4,294)	—
Proceeds from issuance of common shares	197,162	—
Payment of underwriting and offering costs	(8,404)	(150)
Payment of dividends	(25,610)	(5,891)

Net cash provided by financing activities	325,035	110,098

Net (decrease) increase in cash	(33,472)	25,007
Cash at beginning of period	45,447	54

Cash at end of period	$11,975	$25,061

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

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the SEC's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with our Annual Report on Form 10-K for the year ended December 31, 2010 (the "Annual Report").

        Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Organization and Basis of Presentation (Continued)

ended September 30, 2011 are not necessarily indicative of the results for the year ending December 31, 2011.

Note 2—Concentration of Risks

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the non-correspondent lending loans purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup Inc.

        Through its management agreement with PCM and its loan servicing agreements with its loan servicers, including an affiliate, PennyMac Loan Services, LLC ("PLS"), PMT works with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development's Home Affordable Modification Program, or HAMP) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a reduction of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

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

  •
  the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company's ability to effect cures or resolutions to distressed loans; and

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

  •
  regulatory, judicial, and legislative support of the foreclosure process, and the resulting impact on the Company's ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

        Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT's behalf will prevent significant losses arising from the Company's investments in real estate-related assets.

        On July 12, 2011, the Company entered into a forward purchase agreement with Citigroup Global Markets Realty Corp. ("CGM"), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets"). The CGM Assets were acquired by CGM from an unaffiliated money-center bank. The initial purchase price under the forward commitment is $172.7 million. Subsequent adjustments may increase the purchase price to $174.4 million based on the date the purchase is settled. The Company also pays CGM a cost of carry on the CGM Assets pending purchase through the date such CGM Assets are ultimately acquired. The Company recognized the assets subject to the transaction and the related liability. The CGM Assets are serviced by PLS.

        The CGM Assets are included on the Company's consolidated balance sheet as Mortgage loans under a forward purchase agreement at fair value and the related liability is included as Borrowings under a forward purchase agreement. The CGM Assets are being held by CGM within a separate trust entity deemed a variable interest entity. The Company's interest in the CGM Assets is deemed to be contractually segregated from all other interests in the trust as a silo. The silo consists of the CGM Assets and its related liability. The Company directs all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets are attributable solely to the Company, and such cash flows can only be used to settle the related liability.

        As a result of consolidating the silo, the consolidated statements of income of the Company include net gain on mortgage loans of $10.0 million, interest income on mortgage loans of $625,000, interest expense on borrowings of $1.7 million and loan servicing fees expense of $648,000 for the three and nine months ended September 30, 2011. The Company received repayments of mortgage loans totaling $20.0 million and repaid borrowings under the forward purchase agreement totaling $11.1 million during the three and nine months ended September 30, 2011. The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

        Including the CGM Assets, the Company purchased $627.5 million and $272.0 million at fair value of mortgage loans and real estate acquired in settlement of loans ("REO") for its investment portfolio during the nine months ended September 30, 2011 and 2010, respectively. Of those totals, $556.8 million and $260.5 million, respectively, were purchased from or through one or more subsidiaries of Citigroup Inc.

Note 3—Transactions with Related Parties

        The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term each anniversary date thereafter unless previously terminated. If the Company terminates the management agreement without

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

cause, or PCM terminates the management agreement upon a default by the Company in its performance of any material term in the management agreement, PMT will be obligated to pay a termination fee to PCM. As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's initial public offering ("IPO") were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Under circumstances where the termination fee is payable, as discussed in Note 15—Shareholders' Equity, PMT will reimburse PCM the underwriting costs.

        PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears. Following is a summary of management fee expense and the related liability recorded by the Company for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Base management fee	$2,288	$1,237	$5,750	$3,650
Performance incentive fee	—	—	—	—

Total management fee incurred during the period	2,288	1,237	5,750	3,650
Fee paid during the period	(2,018)	(2,413)	(4,795)	(3,582)
Fee outstanding at beginning of period	1,913	2,413	1,228	1,169

Fee outstanding at end of period	$2,183	$1,237	$2,183	$1,237

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

        In connection with the Company's correspondent lending business, by which the Company acquires mortgage loans originated by correspondent lenders for resale to the Agencies (as defined in Note 5—Fair Value) and other investors, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, the Company has collected interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent lender and sells to PLS for ultimate disposition to a third party where the Company is not approved or licensed to sell to such third party. The sourcing fees collected by the Company during the quarter and nine months ended September 30, 2011 amounted to $41,000 and $53,000, respectively. During the quarter and nine months ended September 30, 2011, the Company recorded fulfillment fees totaling $263,000 and $336,000, respectively. During the quarter and nine months ended September 30, 2010, the Company recorded fulfillment fees totaling $38,000.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

        Following is a summary of those expenses for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$2,107	$644	$7,163	$1,267
Reimbursement of expenses incurred on PMT's behalf:
Compensation	155	101	413	307
Other	809	157	1,721	506

	964	258	2,134	813
Reimbursement of common overhead incurred by PCM and its affiliates	988	497	2,517	978

	$4,059	$1,399	$11,814	$3,058

Payments made during the period	$2,273	$2,432	$8,476	$2,680

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

Management believes that PCM does not intend to waive recovery of common overhead costs in the future.

        Amounts due to affiliates are summarized below as of the dates presented:

	September 30, 2011	December 31, 2010
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	2,183	1,228
Expenses	8,311	1,426

	$13,435	$5,595

        Amounts due from affiliates totaled $7.2 million and $2.1 million at September 30, 2011 and December 31, 2010, respectively, and represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates' behalf by the Company.

        Private National Mortgage Acceptance Company, LLC held 75,000 of the Company's common shares of beneficial interest at both September 30, 2011 and December 31, 2010.

Note 4—Earnings Per Share

        Basic earnings per share is determined using net income divided by the weighted-average shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive shares are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

        During the nine months ended September 30, 2011, the Company made grants of restricted share units which entitle the recipients to receive dividends during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing nonforfeitable rights to dividends or dividend equivalents (collectively, "dividends") are participating securities and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common stock and participating securities, based on their respective rights to receive dividends.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 4—Earnings Per Share (Continued)

        The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$20,528	$7,729	$44,790	$17,134
Effect of participating securities—share-based compensation instruments	(234)	—	(478)	—

Net income attributable to common shareholders	$20,294	$7,729	$44,312	$17,134

Weighted-average shares outstanding	27,847	16,796	25,782	16,756

Basic earnings per share	$0.73	$0.46	$1.72	$1.02

Diluted earnings per share:
Net income	$20,528	$7,729	$44,790	$17,134

Weighted-average shares outstanding	27,847	16,796	25,782	16,756
Dilutive potential common shares—shares issuable under share-based compensation plan	291	273	283	273

Diluted weighted-average number of common shares outstanding	28,138	17,069	26,065	17,029

Diluted earnings per common share	$0.73	$0.45	$1.72	$1.01

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

  Fair Value Accounting Elections

        Management identified all of its financial assets, including the short-term investments, mortgage-backed securities ("MBS") and mortgage loans, as well as its securities sold under agreements to repurchase and its mortgage servicing rights ("MSRs") relating to loans with interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company's investment performance.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        For MSRs relating to loans with interest rates of less than or equal to 4.5% that were acquired as a result of the Company's correspondent lending operations, management has concluded that such assets present different risks to the Company than MSRs relating to loans with interest rates of more than 4.5% and therefore require a different risk management approach. Management's risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets' values. Management has identified these assets for accounting at the lower of amortized cost or fair value. Management's risk management efforts in connection with MSRs relating to loans with interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets' values.

        For loans sold under agreements to repurchase subject to agreements made beginning in December 2010, REO financed through agreements to repurchase beginning in June 2011 and borrowings under a forward purchase agreement beginning in July 2011, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby reflecting the debt issuance expense over the periods benefiting from the usage of the debt.

  Financial Statement Items Measured at Fair Value on a Recurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$30,743	$—	$—	$30,743
Mortgage-backed securities at fair value	—	—	86,702	86,702
Mortgage loans acquired for sale at fair value	—	40,850	—	40,850
Mortgage loans at fair value	—	—	715,272	715,272
Mortgage loans under a forward purchase agreement at fair value	—	—	152,908	152,908
Mortgage servicing rights at fair value	—	—	532	532

	$30,743	$40,850	$955,414	$1,027,007

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$62,843	$62,843

	$—	$—	$62,843	$62,843

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

        The Company's MBS, mortgage loans (mortgage loans at fair value and mortgage loans under a forward purchase agreement at fair value), MSRs and securities sold under agreements to repurchase were measured using Level 3 inputs.

        The following is a summary of changes in items measured using Level 3 inputs on a recurring basis for the periods presented:

	Quarter ended September 30, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2011	$82,421	$657,223	$180	$739,824
Purchases	22,179	264,749	—	286,928
Repayments	(12,843)	(52,684)	—	(65,527)
Accrual of unearned discounts	385	—	—	385
Transfers of mortgage loans to REO	—	(36,857)	—	(36,857)
Sales	(4,649)	—	—	(4,649)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	3,210	—	3,210
Servicing received as proceeds from sales of mortgage loans	—	—	362	362
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	10,640	—	10,640
Other factors	(791)	21,899	(10)	21,098

	(791)	32,539	(10)	31,738

Balance, September 30, 2011	$86,702	$868,180	$532	$955,414

Changes in fair value recognized during the period relating to assets still held at September 30, 2011	$(791)	$24,070	$(10)	$23,269

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, June 30, 2011	$70,978
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	258,608
Repurchases	(266,743)

Balance, September 30, 2011	$62,843

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2011	$—

	Quarter ended September 30, 2010
	Mortgage-backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, June 30, 2010	$103,164	$197,216	$300,380
Purchases	52,319	72,675	124,994
Repayments	(19,787)	(16,940)	(36,727)
Accrual of unearned discounts	757	—	757
Transfers of mortgage loans to REO	—	(18,460)	(18,460)
Sales	—	(1,960)	(1,960)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	55	55
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	2,408	2,408
Other factors	596	5,170	5,766

	596	7,578	8,174

Balance, September 30, 2010	$137,049	$240,164	$377,213

Changes in fair value recognized during the period relating to assets still held at September 30, 2010	$596	$3,842	$4,438

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, June 30, 2010	$31,362
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	210,586
Repurchases	(125,809)

Balance, September 30, 2010	$116,139

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2010	$—

	Nine months ended September 30, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$484,122
Purchases	22,179	625,152	—	647,331
Repayments	(47,008)	(107,835)	—	(154,843)
Accrual of unearned discounts	1,759	—	—	1,759
Transfers of mortgage loans to REO	—	(82,680)	—	(82,680)
Sales	(7,994)	(2,570)	—	(10,564)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	3,521	—	3,521
Servicing received as proceeds from sales of mortgage loans	—	—	539	539
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	23,642	—	23,642
Other factors	(2,106)	44,700	(7)	42,587

	(2,106)	68,342	(7)	66,229

Balance, September 30, 2011	$86,702	$868,180	$532	$955,414

Changes in fair value recognized during the period relating to assets still held at September 30, 2011	$(2,106)	$48,336	$(7)	$46,223

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales of securities under agreements to repurchase	1,081,542
Repurchases	(1,119,901)

Balance, September 30, 2011	$62,843

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2011	$—

	Nine months ended September 30, 2010
	Mortgage- backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, December 31, 2009	$83,771	$26,046	$109,817
Purchases	89,217	270,757	359,974
Repayments	(38,703)	(40,797)	(79,500)
Accrual of unearned discounts	2,318	—	2,318
Transfers of mortgage loans to REO	—	(31,762)	(31,762)
Sales	—	(2,851)	(2,851)
Addition of unpaid interest to mortgage loan balances in loan modifications	—	74	74
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	3,190	3,190
Other factors	446	15,507	15,953

	446	18,697	19,143

Balance, September 30, 2010	$137,049	$240,164	$377,213

Changes in fair value recognized during the period relating to assets still held at September 30, 2010	$446	$9,153	$9,599

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

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option as of the dates presented:

	September 30, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$230,850	$360,115	$(129,265)
90 or more days delinquent(1)	678,180	1,310,766	(632,586)

	$909,030	$1,670,881	$(761,851)

	December 31, 2010
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Current through 89 days delinquent	$90,208	$139,475	$(49,267)
90 or more days delinquent(1)	278,008	521,326	(243,318)

	$368,216	$660,801	$(292,585)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income Quarter ended September 30,
	2011					2010
	Interest income	Gain (loss) on investments	Net gain (loss) on mortgage loans acquired for sale	Net servicing fee income	Total	Interest income	Gain (loss) on investments	Net gain (loss) on mortgage loans acquired for sale	Total
	(in thousands)
Assets:
Short-term money market investments	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	385	(791)	—	—	(406)	757	596	—	1,353
Mortgage loans acquired for sale at fair value	—	—	84	—	84	—	—	(17)	(17)
Mortgage loans at fair value	—	32,311	—	—	32,311	—	7,578	—	7,578
Mortgage servicing rights at fair value	—	—	—	(10)	(10)	—	—	—	—

	$385	$31,520	$84	$(10)	$31,979	$757	$8,174	$(17)	$8,914

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—	$—	$—	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

	Changes in fair value included in current period income Nine months ended September 30,
	2011					2010
	Interest income	Gain (loss) on investments	Net gain (loss) on mortgage loans acquired for sale	Net servicing fee income	Total	Interest income	Gain (loss) on investments	Net gain (loss) on mortgage loans acquired for sale	Total
	(in thousands)
Assets:
Short-term money market investments	$—	$—	$—	$—	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	1,759	(2,106)	—	—	(347)	2,318	446	—	2,764
Mortgage loans acquired for sale at fair value	—	—	207	—	207	—	—	11	11
Mortgage loans at fair value	—	65,594	—	—	65,594	—	18,677	—	18,677
Mortgage servicing rights at fair value	—	—	—	(7)	(7)	—	—	—	—

	$1,759	$63,488	$207	$(7)	$65,447	$2,318	$19,123	$11	$21,452

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—	$—	$—	$—	$—

  Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

  Real Estate Acquired in Settlement of Loans

        The Company measures its investment in REO at management's estimates of the respective properties' fair values less cost to sell on a nonrecurring basis. The value of the REO is initially established as the lesser of (a) either the fair value of the loan at the date of transfer or the purchase price of the property, or (b) the fair value of the real estate less estimated costs to sell as of the date of transfer. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property's value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Real estate acquired in settlement of loans is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Carrying value at period end	$69,906	$26,112	$69,906	$26,112
Transfers from mortgage loans during the period	$36,857	$18,460	$82,680	$31,762
Remeasurements of REO at fair value during the period:
Fair value after remeasurement	$29,008	$2,994	$27,627	$3,059
Net remeasurement losses recognized in Results of real estate acquired in settlement of loans	$(2,740)	$(562)	$(4,513)	$(766)

  Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

        The Company evaluates its MSRs at lower of amortized cost or fair value with reference to the assets' fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSR at lower of amortized cost or fair value based on the loans' underlying interest rates. Loans are grouped into note rate pools of fifty basis points for note rates between 3% and 4.5% and a single pool for note rates below 3%. If the fair value of MSRs in any of the note rate pools is below the amortized cost of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

        When MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the restoration of value is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a reduction in the valuation allowance.

        Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance. No impairment was recorded during the three and nine month periods ended September 30, 2011.

  Fair Value of Financial Instruments Carried at Amortized Cost

        In November and December 2010 and in June, July and September 2011, the Company entered into new debt facilities to finance its investment in nonperforming loans and REO in the form of repurchase agreements and borrowings under a forward purchase agreement. As discussed in Fair Value Accounting Elections above, management designated these agreements to be accounted for at amortized cost. Management has concluded that the estimated fair value of loans sold under agreements to repurchase, REO financed under agreements to repurchase and borrowings under a forward purchase agreement approximates the agreements' carrying values due to the agreements' short terms and variable interest rates.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

  Valuation Techniques

        The following describes the methods used in estimating the fair values of Level 2 and Level 3 financial statement items:

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Federal National Mortgage Association ("Fannie Mae") (Freddie Mac and Fannie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). For indications of value received, PCM's Capital Markets and Valuation staff reviews the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers' indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and Valuation staff is reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results. PCM does not intend to adjust its fair value estimates to amounts different than the brokers' indications of value.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following is a quantitative summary of key inputs used by PCM's valuation staff to evaluate the reasonableness of the fair value of MBS:

		Range (Weighted Average)
Security Class	Key Inputs(1)	September 30, 2011	December 31, 2010
Non-Agency subprime	Discount rate	3.6% - 18.6%	2.9% - 17.3%
		(9.8)%	(4.5)%
	Prepayment speed(2)	0.2% - 10.4%	0.1% - 5.3%
		(4.8)%	(1.5)%
	Default speed(3)	4.6% - 15.1%	3.6% - 19.2%
		(12.2)%	(10.5)%
	Collateral remaining loss percentage(4)	23.7% - 65.4%	12.1% - 56.6%
		(43.3)%	(36.9)%
Non-Agency Alt-A	Discount rate	5.4% - 30.9%	5.0% - 11.4%
		(6.7)%	(7.1)%
	Prepayment speed(2)	1.6% - 10.5%	0.9% - 10.1%
		(8.5)%	(6.7)%
	Default speed(3)	3.6% - 15.6%	4.2% - 21.2%
		(12.3)%	(12.3)%
	Collateral remaining loss percentage(4)	7.9% - 38.8%	10.5% - 41.1%
		(24.3)%	(22.8)%
Non-Agency prime jumbo	Discount rate	6.4% - 6.4%	2.7% - 2.7%
		(6.4)%	(2.7)%
	Prepayment speed(2)	14.5% - 14.5%	14.7% - 14.7%
		(14.5)%	(14.7)%
	Default speed(3)	1.4% - 1.4%	1.5% - 1.5%
		(1.4)%	(1.5)%
	Collateral remaining loss percentage(4)	0.8% - 0.8%	0.6% - 0.6%
		(0.8)%	(0.6)%

(1)
Key inputs are those used to evaluate broker indications of value.

(2)
Prepayment speed is measured using 1 year Voluntary Conditional Prepayment Rate ("CPR").

(3)
Default speed is measured using 1 year Constant Default Rate ("CDR").

(4)
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

  •
  Loans that are not saleable into active markets are categorized as "Level 3" financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default and loss severities. The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The valuation staff computes the impact on the valuation of changes in input variables such as interest rates, home prices, and delinquency status in order to assess the reasonableness of changes in the loan valuation.

    Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan's delinquency status at period-end from the later of the beginning of the period or acquisition date.

        Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range (Weighted Average)
Key Inputs	September 30, 2011	December 31, 2010
Discount rate	9.1% - 20.7%	9.1% - 18.7%
	(14.5)%	(13.8)%
Twelve-month projected housing price index change	-8.5% - 10.6%	-18.4% - 10.7%
	(-1.2)%	(-2.4)%
Prepayment speed(1)	0.3% - 6.4%	0.2% - 7.5%
	(2.0)%	(2.8)%
Total prepayment speed (Life Total CPR)(2)	0.6% - 35.8%	0.4% - 38.6%
	(28.1)%	(31.9)%

(1)
Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate.

(2)
Total prepayment speed is measured using Life Total Conditional Prepayment Rate.

        Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed mortgage

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

loans or non-Agency, non-conforming mortgage loans, a discounted cash flow technique is used to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

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

  Real Estate Acquired in Settlement of Loans

        REO is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" financial statement item. Fair value of REO is estimated using a current estimate of value from a broker's price opinion or a full appraisal. REO values are reviewed by PCM's staff appraisers when the Company obtains multiple indications of value and there is a significant discrepancy between the values received. PCM's staff appraisers will attempt to resolve the discrepancy between the indications of value. In circumstances where the appraisers are not able to generate adequate data to support a value conclusion, the staff appraisers will order an additional appraisal to resolve the property's value. Changes in fair value of REO are included in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

  Mortgage Servicing Rights

        MSRs are categorized as "Level 3" financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that management assumes market participants would use in their determinations of value. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. The results of the estimates of fair value of MSRs are reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results. Changes in the fair value of MSRs are included in the consolidated statements of income under the caption Net servicing fee income.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Fair Value (Continued)

        Following is a quantitative summary of key inputs used in the valuation of mortgage servicing rights as of September 30, 2011:

	Range (Weighted Average)
Key Inputs	At Fair Value	At Amortized Cost
Discount rate	9.2% - 17.9%	9.2% - 9.5%
	(10.7)%	(9.4)%
Prepayment speed(1)	6.1% - 54.4%	5.6% - 12.6%
	(13.1)%	(6.7)%
Average life (in years)	1.9 - 8.0	3.7 - 8.1
	(5.8)	(7.6)
Cost of servicing	$68 - $140	$68 - $68
	$(81)	$(68)

(1)
Prepayment speed is measured using CPR.

        The Company had no mortgage servicing rights as of December 31, 2010.

  Securities Sold Under Agreements to Repurchase

        Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements' short maturities.

Note 6—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows as of the dates presented:

	September 30, 2011
		Credit rating
	Total	AAA	AA	A		BBB	Non-investment grade	Not rated	Market Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$70,242	$—	$—		$—	$15,671	$54,571	$—	9.90%
Non-Agency Alt-A	10,123	483	5,599		—	—	4,041	—	6.65%
Non-Agency prime jumbo	6,337	—	6,337		—	—	—	—	6.41%

	$86,702	$483	$11,936	$		$15,671	$58,612	$—	9.28%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Mortgage-Backed Securities at Fair Value (Continued)

	December 31, 2010
		Credit rating
	Total	AAA	AA	A	BBB	Non-investment grade	Not rated	Market Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$382	$5,627	$2,134	$2,532	$79,138	$3,970	4.50%
Non-Agency Alt-A	15,824	649	6,750	—	14	8,411	—	7.10%
Non-Agency prime jumbo	10,265	—	10,265	—	—	—	—	2.70%

	$119,872	$1,031	$22,642	$2,134	$2,546	$87,549	$3,970	(4.69)%

        All of the Company's MBS had remaining contractual maturities of more than ten years at September 30, 2011 and at December 31, 2010. At September 30, 2011, the Company had pledged $69.5 million of its MBS and at December 31, 2010, the Company had pledged all of its MBS to secure agreements to repurchase.

Note 7—Mortgage Loans Acquired for Sale at Fair Value

        Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale.

        Following is a summary of the distribution of the Company's mortgage loans acquired for sale at fair value as of the dates presented:

	September 30, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Government insured or guaranteed	$10,833	$10,051	$3,212	$3,115
Fixed-rate:
Agency-eligible	27,886	26,494	754	750
Jumbo loans	2,601	2,557	—	—

	41,320	39,102	3,966	3,865
Pipeline and other hedging derivatives, net	(470)	—	—	—

	$40,850	$39,102	$3,966	$3,865

        Mortgage loans acquired for sale at fair value totaling $40.5 million and $2.7 million were pledged to secure sales of loans under agreements to repurchase at September 30, 2011 and December 31, 2010, respectively.

        The Company is exposed to price risk relative to its mortgage loans acquired for sale as well as to the commitments it makes to acquire loans from correspondent lenders. The Company is exposed to price risk from the time a commitment to purchase a loan is made to a correspondent lender to the time the purchased mortgage loan is sold. During this period, the Company is exposed to losses if mortgage rates rise, because the value of the purchase commitment or mortgage loan acquired for sale

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 7—Mortgage Loans Acquired for Sale at Fair Value (Continued)

declines. The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates.

        To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company's interest rate lock commitments and inventory of mortgage loans acquired for sale. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

        The Company records all derivative financial instruments at fair value. The Company had the following derivative financial instruments recorded within the mortgage loan balances on the balance sheet as of September 30, 2011:

	September 30, 2011
Instrument	Notional amount	Fair value
Interest rate lock commitments	$319,156	$1,205
Hedging derivatives:
MBS Put Options	38,000	72
MBS Call Options	2,000	—

	40,000	72

Forward sales contracts	215,382	(1,747)

	$574,538	$(470)

        As of September 30, 2011, the Company had $975,000 on deposit with its derivatives counterparties.

        The Company did not have any derivative contracts at December 31, 2010.

        The following table summarizes the activity for derivative contracts used to hedge the Company's interest rate lock commitments and inventory of mortgage loans acquired for sale at notional value:

	Balance, Beginning of Period	Additions	Dispositions/ Expirations	Balance, End of Period
	(in thousands)
Quarter ended September 30, 2011
Options	$1,500	$41,500	$(3,000)	$40,000
Forward sales contracts	$11,115	$314,345	$(110,078)	$215,382
Nine months ended September 30, 2011
Options	$—	$43,000	$(3,000)	$40,000
Forward sales contracts	$—	$352,290	$(136,908)	$215,382

        The Company did not have any derivative contracts during the three and nine months ended September 30, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 8—Mortgage Loans at Fair Value and Mortgage Loans Under a Forward Purchase Agreement at Fair Value

        Mortgage loans at fair value and mortgage loans under a forward purchase agreement at fair value are comprised of all mortgage loans not acquired for immediate resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

        Following is a summary of the distribution of the Company's mortgage loans at fair value and mortgage loans under a forward purchase agreement at fair value as of the dates presented:

	September 30, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$678,180	$1,310,766	$278,008	$521,326
Performing loans:
Fixed	94,818	160,409	49,444	73,256
ARM/Hybrid	74,120	124,311	31,916	54,430
Interest rate step-up	20,914	36,068	4,813	7,831
Balloon	148	225	69	93

	190,000	321,013	86,242	135,610

	$868,180	$1,631,779	$364,250	$656,936

        At September 30, 2011, approximately 73% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at September 30, 2011.

        The mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 27% of the loan portfolio's estimated fair value at September 30, 2011. The mortgage loan portfolio contains loans from New York and Florida that each represent 5% or more of the portfolio's estimated fair value at September 30, 2011.

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

        At September 30, 2011, mortgage loans in this portfolio totaling $811.4 million were either pledged to secure sales of loans under agreements to repurchase or subject to borrowings under a forward purchase agreement. At December 31, 2010, mortgage loans at fair value totaling $326.9 million were pledged to secure sales of loans under agreements to repurchase. The Company did not have mortgage loans under a forward purchase agreement at December 31, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 9—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in REO for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Balance at beginning of period	$48,872	$13,241	$29,685	$—
Purchases	914	—	2,424	1,238
Transfers from mortgage loans at fair value and mortgage loans under a forward purchase agreement at fair value	36,857	18,460	82,680	31,762
Results of REO:
Valuation adjustments, net	(2,779)	(645)	(6,764)	(502)
Gain on sale, net	3,131	1,249	8,291	1,441

	352	604	1,527	939
Sales proceeds	(17,089)	(6,193)	(46,410)	(7,827)

Balance at period end	$69,906	$26,112	$69,906	$26,112

        At September 30, 2011, REO totaling $13.9 million was financed under agreements to repurchase and a forward purchase agreement and $26.0 million was held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the real estate held in that subsidiary. The assets of the consolidated subsidiary are solely REO. At December 31, 2010, no REO was pledged to secure repurchase agreements.

Note 10—Loans Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to loans sold under agreements to repurchase as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$345,969	$—	$345,969	$—
Unused amount(1)	$219,031	$—	$219,031	$—
Weighted-average interest rate at end of period	3.67%	—	3.67%	—
Weighted-average interest rate during the period(2)	3.83%	—	3.63%	—
Average balance of loans sold under agreements to repurchase	$276,352	$—	$231,452	$—
Maximum daily amount outstanding	$345,969	$—	$345,969	$—
Total interest expense	$3,105	$—	$7,782	$—
Fair value of loans and REO securing agreements to repurchase at period-end	$703,051	$—	$703,051	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10—Loans Sold Under Agreements to Repurchase (Continued)

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $398,000 and $1.4 million during the quarter and nine months ended September 30, 2011, respectively.

        The repurchase agreements collateralized by loans have an average remaining term of approximately 3.2 months at September 30, 2011.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's loans sold under agreements to repurchase is summarized by counterparty below as of September 30, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$254,226	December 8, 2011
Wells Fargo Bank, N.A.	$76,824	February 27, 2012
Credit Suisse First Boston Mortgage Capital LLC	$25,856	January 8, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the loans securing those agreements decreases. The Company had no margin deposits with its loan repurchase agreement counterparties at September 30, 2011 and on December 31, 2010. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 11—Securities Sold Under Agreements to Repurchase at Fair Value

        Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period-end balance	$62,843	$116,139	$62,843	$116,139
Weighted-average interest rate at end of period	0.97%	1.36%	0.97%	1.36%
Weighted-average interest rate during the period	0.96%	1.45%	1.14%	1.45%
Average balance of securities sold under agreements to repurchase	$65,364	$67,642	$80,020	$22,795
Maximum daily amount outstanding	$70,978	$121,047	$101,202	$121,047
Total interest expense	$161	$251	$692	$251
Fair value of securities securing agreements to repurchase at period-end	$69,500	$137,049	$69,500	$137,049

        The repurchase agreements collateralized by securities have an average remaining term of 12 days. All securities underlying repurchase agreements are held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Securities Sold Under Agreements to Repurchase at Fair Value (Continued)

        The amount at risk (the fair value of the securities pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's securities sold under agreements to repurchase is summarized by counterparty below as of September 30, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Wells Fargo Bank, N.A.	$9,687	October 11, 2011

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the MBS securing those agreements decreases. As of September 30, 2011 and December 31, 2010, the Company had $3.0 million and $4.8 million, respectively, on deposit with its securities repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 12—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

        Following is a summary of financial information relating to REO financed under agreements to repurchase as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$12,814	$—	$12,814	$—
Unused amount(1)	$87,186	$—	$87,186	$—
Weighted-average interest rate at end of period	3.99%	—	3.99%	—
Weighted-average interest rate during the period(2)	4.76%	—	4.71%	—
Average balance of REO sold under agreements to repurchase	$12,663	$—	$4,725	$—
Maximum daily amount outstanding	$16,797	$—	$16,797	$—
Total interest expense	$279	$—	$319	$—
Fair value of REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase at period-end	$26,102	$—	$26,102	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered REO eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 and $150,000 during the quarter and nine months ended September 30, 2011, respectively.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase (Continued)

        The repurchase agreement collateralized by REO has an average term of approximately 8.5 months at September 30, 2011.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's REO sold under agreements to repurchase is summarized by counterparty below as of September 30, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$13,273	June 11, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value of the REOs securing those agreements decreases.

Note 13—Borrowings Under a Forward Purchase Agreement

        Following is a summary of financial information relating to borrowings under a forward purchase agreement as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$163,755	$—	$163,755	$—
Interest rate	3.87%	—	3.87%	—
Weighted-average interest rate during the period	4.48%	—	4.48%	—
Average balance of borrowings under a forward purchase agreement	$146,708	$—	$49,440	$—
Maximum daily amount outstanding	$173,398		$173,398
Total interest expense	$1,680	$—	$1,680	$—
Fair value of underlying loans and REO at period-end	$162,706	$—	$162,706	$—

        The forward purchase agreement has an average term of approximately 8.9 months at September 30, 2011.

        At September 30, 2011, there was no amount at risk (the fair value of the mortgage loans pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's borrowings under a forward purchase agreement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2011, the Company was not involved in any such proceedings, claims or legal actions that would be reasonably likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments as of the date presented:

September 30, 2011
(in thousands)
Correspondent lending:
Commitments to purchase mortgage loans	$319,156
Other mortgage loans:
Commitments to purchase mortgage loans	$337,837

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

        On November 19, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the "2010 Sales Agreement") with Cantor Fitzgerald & Co. During the nine months ended September 30, 2011, the Company sold a total of 28,500 of its common shares under the 2010 Sales Agreement at a weighted average price of $18.34 per share, providing net proceeds to the Company of approximately $512,000, net of sales commissions. The sales agent received a total of approximately $10,000, which represents an average commission of approximately 2.0% of the gross sales price.

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during any full four calendar quarter period during the 24-quarter period, the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount. If this requirement is not satisfied by the end of such 24-quarter period, the Company's obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 15—Shareholders' Equity (Continued)

this contingency is probable of being met during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 16—Net Gain on Mortgage Loans Acquired For Sale

        Net gain (loss) on mortgage loans acquired for sale is summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Cash gain (loss) on sale:
Loan proceeds	$(63)	$(28)	$(73)	$(23)
Hedging activities	(929)	—	(1,013)	20

	(992)	(28)	(1,086)	(3)
Mortgage servicing rights received as proceeds on sale	466	—	643	—
Provision for representations and warranties on loans sold	(21)	(5)	(32)	(5)
Change in fair value relating to loans and hedging instruments acquired for sale at period-end:
Loans	1,067	60	1,151	63
Hedging instruments	(436)	(44)	(469)	(44)

	631	16	682	19

	$84	$(17)	$207	$11

Note 17—Share-Based Compensation Plan

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17—Share-Based Compensation Plan (Continued)

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except share data)
Number of shares:
Outstanding at beginning of period	606,320	371,210	272,984	374,810
Granted	—	—	340,500	23,600
Vested	(82,811)	(97,026)	(88,711)	(97,026)
Canceled	(14,200)	(1,200)	(15,464)	(28,400)

Outstanding at end of period	509,309	272,984	509,309	272,984

Expense recorded during the period	$1,148	$368	$2,812	$1,589

Unamortized compensation cost at period-end	$4,106

At September 30, 2011:
Weighted average grant date fair value per share	$14.66

Shares available for future awards(1)	1,762,000

(1)
Based on shares outstanding as of September 30, 2011. Total shares available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

Note 18—Income Taxes

        The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) is the income of the taxable REIT subsidiaries ("TRSs") and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary ("QRS"). Other than the TRS income and the QRS loan valuation differences, the other differences between REIT book income and REIT taxable income are not material.

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 18—Income Taxes (Continued)

        The Company has elected to treat two of its subsidiaries as TRSs. Income from the TRSs is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in the quarters ended September 30, 2011 and 2010. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated statements of income.

        The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

        The following table details the Company's provision for income taxes which relates primarily to the TRSs, for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Current expense (benefit):
Federal	$3,815	$268	$6,114	$1,815
State	1,350	93	2,093	630

Total current	5,165	361	8,207	2,445

Deferred expense (benefit):
Federal	(605)	—	(1,359)	—
State	(210)	—	(472)	—

Total deferred expense	(815)	—	(1,831)

Valuation allowance	—	—	—	(45)

Total provision for income taxes	$4,350	$361	$6,376	$2,400

        The provision for deferred income taxes for the quarter ended September 30, 2011 relates to net unrealized valuation losses on REO. There was no provision for deferred income taxes for the quarter ended September 30, 2010.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 18—Income Taxes (Continued)

        The following table is a reconciliation of the Company's provision for income taxes at statutory rates to the provision for income taxes at the Company's effective rate:

	Quarter ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal provision for income taxes at statutory tax rate	$8,707	35.0%	$2,831	35.0%	$17,908	35.0%	$6,837	35.0%
Effect of non-taxable REIT income	(5,028)	(20.2)%	(2,460)	(19.9)%	(12,682)	(24.8)%	(4,800)	(24.6)%
Provision for state income taxes, net of federal benefit	741	3.0%	61	3.2%	1,053	2.1%	410	2.1%
Other	(70)	(0.3)%	(71)	0.7%	97	0.2%	(2)	(0.0)%
Valuation allowance	—	—	—	0.0%	—	—	(45)	(0.2)%

Provision for income taxes	$4,350	17.5%	$361	19.0%	$6,376	12.5%	$2,400	12.3%

        At September 30, 2011 and September 30, 2010, the Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in the Company's income tax accounts. No such accruals existed at September 30, 2011 or at September 30, 2010.

Note 19—Supplemental Cash Flow Information

	Nine months ended September 30,
	2011	2010
	(in thousands)
Income taxes paid	$3,841	$2,521
Interest paid	$9,249	$123
Non-cash investing activities:
Transfer of mortgage loans to REO	$82,680	$31,762
Addition of unpaid interest to mortgage loan balances in loan modifications	$3,521	$74
Receipt of MSRs as proceeds from sales of loans	$643	$—
Purchase of mortgage loans financed through a forward purchase agreement	$171,796	$—
Purchase of REO financed through a forward purchase agreement	$914	$—
Unsettled purchases of MBS	$17,205	$—
Non-cash financing activities:
Purchase of mortgage loans financed through a forward purchase agreement	$171,796	$—
Purchase of REO financed through a forward purchase agreement	$914	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 20—Regulatory Net Worth Requirement

        PennyMac Corp. ("PMC"), an indirect subsidiary of the Company, is a seller-servicer for Fannie Mae. Fannie Mae's approval required PMC to deposit $5.0 million in a pledged cash account to secure its performance under its master agreement with Fannie Mae. The pledged cash is included in Other assets in the consolidated balance sheets at September 30, 2011 and December 31, 2010.

        To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae's capital standards, which require PMC to maintain a minimum net worth of $2.5 million. Management believes PMC complies with Fannie Mae's net worth requirement as of September 30, 2011.

Note 21—Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU"), ASU 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification ("ASC"). ASU 2011-04 eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value Measurements and Disclosure topic of the ASC for fair value measurements and makes other amendments, including:

  •
  limiting the highest-and-best-use valuation premise concepts only to measuring the fair value of nonfinancial assets;

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

Note 22—Subsequent Events

        Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

  •
  On October 26, 2011, the Company's Board of Trustees declared a cash dividend of $0.50 per share payable on November 30, 2011 to holders of record of the Company's common shares as of November 16, 2011.

  •
  On October 11, 2011, the Company entered into a forward purchase agreement through CGM for approximately $35.1 million in fair value of distressed mortgage assets. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions, and our obtaining additional capital adequate to fund the transaction. There can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

  •
  During October of 2011, the Company purchased loans subject to its forward purchase agreement with CGM with fair values totaling $19.2 million.

  •
  On November 1, 2011, the Company entered into an amendment (the "Amendment") to its master repurchase agreement, dated November 2, 2010 (the "Loan Repo Facility"), with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), pursuant to which PMC may sell, and later repurchase, newly originated mortgage loans. The Loan Repo Facility is used to fund newly originated mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization. The Loan Repo Facility is committed for a period of 364 days, and the obligations of PMC are fully guaranteed by the Company and the Operating Partnership.

    Under the terms of the Amendment, the maximum aggregate purchase price provided for in the Loan Repo Facility was increased from $75 million to $150 million and the termination date was extended until October 30, 2012. Through PMC, the Company is also required to pay CSFB a commitment fee for the Loan Repo Facility, as well as certain other administrative costs and expenses in connection with CSFB's structuring, management and ongoing administration of the Loan Repo Facility. All other terms and conditions of the Loan Repo Facility and the related guaranty remain the same in all material respects.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. We acquire these loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

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

        We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation and include the following:

  •
  Acquisition and sale or securitization of mortgage loans, including jumbo loans, from originators of mortgage loans to be resold to the Agencies (as defined below) and other investors and securitization markets. Changes in the mortgage market have significantly reduced the outlets for sales of mortgage loans by smaller mortgage originators who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies and other investors or into securitizations.

    We believe these changes, along with recent reductions to government-sponsored entity ("GSE") loan size limits and the reduced participation of large bank lenders due in part to anticipation of regulatory changes to securitization-related capital requirements, provide us with the opportunity to act as a link between these loan originators and the Agency and securitization markets.

    During the quarter and nine months ended September 30, 2011, we purchased loans with fair values totaling $220.0 million and $294.4 million, respectively, in furtherance of our correspondent lending strategy. To the extent that we purchase FHA insured or VA guaranteed loans, we sell such loans to PennyMac Loan Services, LLC ("PLS"), which is licensed to sell loans to such entities. The Company receives a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that it sells to PLS under such arrangement. We held an inventory of mortgage loans totaling $40.9 million at September 30, 2011. To the extent that we transfer these loans into securitizations in the future, we intend to retain a portion of the securities created in the securitization transaction.

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

    We purchased $22.2 million of MBS during the three and nine months ended September 30, 2011. Our portfolio of MBS totaled $86.7 million at September 30, 2011.

  •
  Providing inventory financing of mortgage loans for smaller mortgage originators. We believe this activity will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

  •
  Acquisition of mortgage servicing rights ("MSRs"). We believe that opportunities exist to acquire MSRs from liquidating and other institutions. We believe that MSR investments allow us to capture attractive current returns and to leverage the capabilities and efficiencies of PLS to improve the assets' value. We also intend to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

    We received MSRs as proceeds on sale of mortgage loans with fair values totaling $469,000 and $643,000 during the quarter and nine months ended September 30, 2011, respectively, and held MSRs with carrying values totaling $636,000 as of September 30, 2011.

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

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities is conducted in two taxable REIT subsidiaries, which are subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our taxable REIT subsidiaries. We expect that the effective rate for the provision for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth, with economic data providing mixed reports on the economic recovery. During the third quarter of 2011, the U.S. gross domestic product expanded at an annual rate of 2.5% compared to 1.3% and 2.5% during the second quarter of 2011 and the third quarter of 2010, respectively. Slow economic growth and pressure on state and federal government spending continued to affect unemployment rates during the quarter ended September 30, 2011. The national unemployment rate was 9.2% at September 30, 2011. Unemployment has persisted at a seasonally adjusted rate at or above 9% for all but two months during the period from May 2009 through September 2011.

        Distress in the banking industry persists at historically high levels. However, the rate of growth in the number of problem banks as identified by the FDIC appears to be slowing. As of June 30, 2011, the most recent date for which problem bank information is available, the FDIC identified 865 problem banks, a decrease from 884 at December 31, 2010 and an increase from 829 at June 30, 2010. The decrease in the number of problem banks is the first since 2006. The number of banks that have been seized is leveling off with 26 depository institutions seized during the third quarter of 2011 compared to 22 depository institutions in the second quarter of 2011 and 41 in the third quarter of 2010.

        Residential real estate transactions continue to see historically low levels of activity as a result of continuing historically high levels of unemployment, restrictive loan underwriting standards and uncertainties about economic prospects. Foreclosure activity increased by 4% during the quarter ended September 30, 2011 compared to the quarter ended June 30, 2011 as lenders have corrected operational issues identified with their foreclosure processes.

        Thirty-year fixed mortgage interest rates decreased from 4.51% for the week ended June 30, 2011 to 4.01% for the week ended September 29, 2011 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey). Interest rates have been generally trending downward throughout the nine months ended September 30, 2011.

        Our Manager continues to see substantial volumes of distressed residential mortgage loan sales by a limited number of sellers, which remain primarily sales of nonperforming loan pools (with a small but increasing number of sales of troubled but performing loans). During the quarter ended September 30, 2011, our Manager reviewed 20 mortgage loan pools with unpaid principal balances totaling approximately $3.6 billion. These mortgage loan pools were offered by 17 prospective sellers. This compares to our Manager's review of 27 mortgage loan pools with unpaid principal balances totaling approximately $4.5 billion offered by 17 prospective sellers during the quarter ended June 30, 2011. During the quarter and nine months ended September 30, 2011, we made acquisitions of distressed mortgage loans totaling $264.7 million and $625.1 million, respectively, of which $210.0 million and $554.6 million were acquired from or through one or more subsidiaries of Citigroup Inc.

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

        During the quarter ended September 30, 2011, we acquired $220.0 million in fair value of newly originated mortgage loans, an increase of $165.2 million or 302% when compared to the quarter ended June 30, 2011.

Results of Operations

        The following is a summary of our key performance measures for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands, except per share amounts)
Net investment income	$41,985	$12,656	$89,491	$30,425
Net income	$20,528	$7,729	$44,790	$17,134
Earnings per share:
Basic	$0.73	$0.46	$1.72	$1.02
Diluted	$0.73	$0.45	$1.72	$1.01
Distributions per share:
Declared	$0.50	$0.35	$0.92	$0.35
Paid	$0.50	$0.35	$1.34	$0.35
Investment acquisitions:
Correspondent lending purchases	$220,040	$12,539	$294,410	$13,914
Other	288,260	124,994	650,350	361,212

Total investment acquisitions	$508,300	$137,533	$944,760	$375,126

Share price:
High	$17.26	$18.02	$19.04	$18.02
Low	$15.82	$15.68	$15.82	$15.68
At period end	$15.90	$17.89
At period end:
Total investments(1)	$1,066,274	$408,073
Total assets	$1,155,494	$453,971
Book value per share	$19.04	$19.40

(1)
Mortgage-backed securities, mortgage loans, REO and MSRs

        During the quarter and nine months ended September 30, 2011, we recorded net income of $20.5 million and $44.8 million, or $0.73 and $1.72 per diluted share, respectively. Our net income for the three and nine months ended September 30, 2011 reflects net gains on our investments in financial instruments totaling $31.6 million and $63.7 million, including $22.7 million and $48.4 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $9.8 million and $24.0 million of interest income, respectively.

        During the quarter and nine months ended September 30, 2010, we recorded net income of $7.7 million and $17.1 million, or $0.45 and $1.01 per diluted share, respectively. Net income for the quarter and nine months ended September 30, 2010 reflected net gains on our investments in financial instruments totaling $8.2 million and $19.1 million, including $4.6 million and $8.6 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $3.8 million and $10.3 million of interest income, respectively.

Net Investment Income

        During the quarter and nine months ended September 30, 2011, we recorded net investment income of $42.0 million and $89.5 million, respectively, comprised primarily of net gains on investments in financial instruments of $31.6 million and $63.7 million supplemented by $9.8 million and $24.0 million of interest income and $352,000 and $1.5 million of gains from results of REO, respectively. This compares to net investment income of $12.7 million and $30.4 million recognized during the quarter and nine months ended September 30, 2010, comprised primarily of $8.2 million and

$19.1 million of net gains on investments in financial instruments, supplemented by $3.8 million and $10.3 million of interest income and $637,000 and $972,000 of gains from results of REO, respectively.

        The growth and shift in net investment income reflects the incomplete deployment of the proceeds from our IPO and the short time in which we held the assets during the first part of 2010, followed by complete deployment of our IPO proceeds, growth through leveraging of our shareholders' equity and additional issuances of common shares beginning in late 2010 through September 30, 2011.

        Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended September 30, 2011
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$24	$—	$24	$24	$39,472	0.23%	0.23%
Mortgage-backed securities:
Non-Agency subprime	(612)	70	262	332	(280)	58,468	2.23%	(1.87)%
Non-Agency Alt-A	(135)	150	116	266	131	10,668	9.73%	4.78%
Non-Agency prime jumbo	(44)	46	7	53	9	6,963	2.96%	0.47%

Total mortgage-backed securities	(791)	266	385	651	(140)	76,099	3.35%	(0.73)%

Mortgage loans:
At fair value(2)	32,311	8,745	—	8,745	41,056	744,488	4.60%	21.58%
Acquired for sale at fair value	84	419	—	419	503	30,900	5.30%	6.37%

Total mortgage loans	32,395	9,164	—	9,164	41,559	775,388	4.62%	20.97%

	$31,604	$9,454	$385	$9,839	$41,443	$890,959	4.32%	18.20%

Liabilities:
Loans sold under agreements to repurchase	$—	$2,707	$398	$3,105	$3,105	$276,352	3.83%
Securities sold under agreements to repurchase	—	161	—	161	161	65,364	0.96%
Borrowings under a forward purchase agreement	—	1,680	—	1,680	1,680	146,708	4.48%
Real estate acquired in settlement of loans financed through agreements to repurchase	—	154	125	279	279	12,663	4.76%

	$—	$4,702	$523	$5,225	$5,225	$501,087	3.67%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

(2)
Includes mortgage loans under a forward purchase agreement.

	Quarter ended September 30, 2010
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$10	$—	$10	$10	$18,545	0.22%	0.22%
Mortgage-backed securities:
Non-Agency subprime	254	110	651	761	1,015	71,391	4.18%	5.57%
Non-Agency Alt-A	223	263	103	366	589	19,751	7.25%	11.66%
Non-Agency prime jumbo	119	99	3	102	221	13,449	2.97%	6.43%

Total mortgage-backed securities	596	472	757	1,229	1,825	104,591	4.60%	6.83%

Mortgage loans:
At fair value	7,578	2,592	—	2,592	10,170	222,763	4.55%	17.86%
Acquired for sale at fair value	(17)	15	—	15	(2)	2,190	2.65%	(0.34)%

Total mortgage loans	7,561	2,607	—	2,607	10,168	224,953	4.53%	17.69%

	$8,157	$3,089	$757	$3,846	$12,003	$348,089	4.32%	13.49%

Liabilities:
Securities sold under agreements to repurchase	$—	$251	$—	$251	$251	$67,642	1.45%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

	Nine months ended September 30, 2011
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$82	$—	$82	$82	$49,701	0.22%	0.22%
Mortgage-backed securities:
Non-Agency subprime	(1,809)	274	1,404	1,678	(131)	73,450	3.01%	(0.24)%
Non-Agency Alt-A	(64)	517	336	853	789	12,458	9.02%	8.34%
Non-Agency prime jumbo	(233)	169	19	188	(45)	8,169	3.04%	(0.73)%

Total mortgage-backed securities	(2,106)	960	1,759	2,719	613	94,077	3.81%	0.86%

Mortgage loans:
At fair value(2)	65,594	20,723	—	20,723	86,317	587,626	4.65%	19.37%
Acquired for sale at fair value	207	488	—	488	695	14,868	4.32%	6.16%

Total mortgage loans	65,801	21,211	—	21,211	87,012	602,494	4.64%	19.04%

	$63,695	$22,253	$1,759	$24,012	$87,707	$746,272	4.24%	15.50%

Liabilities:
Loans sold under agreements to repurchase	$—	$6,369	$1,413	$7,782	$7,782	$231,452	3.63%
Securities sold under agreements to repurchase	—	692	—	692	692	80,020	1.14%
Borrowings under a forward purchase agreement	—	1,680	—	1,680	1,680	49,440	4.48%
Real estate acquired in settlement of loans financed through agreements to repurchase	—	169	150	319	319	4,725	4.71%

	$—	$8,910	$1,563	$10,473	$10,473	$365,637	3.21%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

(2)
Includes mortgage loans under a forward purchase agreement.

	Nine months ended September 30, 2010
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$77	$—	$77	$77	$85,547	0.12%	0.12%
Mortgage-backed securities:
Non-Agency subprime	(44)	189	1,782	1,971	1,927	48,077	5.41%	5.29%
Non-Agency Alt-A	213	908	521	1,429	1,642	22,923	8.22%	9.45%
Non-Agency prime jumbo	277	365	15	380	657	15,358	3.26%	5.64%

Total mortgage-backed securities	446	1,462	2,318	3,780	4,226	86,358	5.77%	6.45%

Mortgage loans:
At fair value	18,677	6,430	—	6,430	25,107	153,831	5.51%	21.52%
Acquired for sale at fair value	11	15	—	15	26	642	3.04%	5.53%

Total mortgage loans	18,688	6,445	—	6,445	25,133	154,473	5.50%	21.46%

	$19,134	$7,984	$2,318	$10,302	$29,436	$326,378	4.16%	11.89%

Liabilities:
Securities sold under agreements to repurchase	$—	$251	$—	$251	$251	$22,795	1.45%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

  Net Gain (Loss) on Investments

        During the quarter and nine month periods ended September 30, 2011, we recognized net gains on financial instruments totaling $31.6 million and $63.7 million, respectively. This compares to $8.2 million and $19.1 million for the quarter and nine months ended September 30, 2010. The increase for the quarter and nine months ended September 30, 2011 as compared to the comparable prior year periods is due primarily to growth in our portfolio of investments in financial instruments. Our average portfolio balance increased 156% and 129% during the quarter and nine month periods ended September 30, 2011 as compared to the comparable prior year periods.

        During the quarter and nine month periods ended September 30, 2011, we recognized net valuation losses on our portfolios of MBS totaling $791,000 and $2.1 million, respectively. The valuation losses reflect, in part, marketplace concerns regarding the potentially growing supply of MBS similar to those we hold as a result of sales by the Federal Reserve Bank and other entities, marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities may remain slow or slow further due to regulatory actions relating to servicers' foreclosure activities, and marketplace concern regarding servicers' behavior with respect to advancing and modification practices. The weighted average discount rate of the non-Agency subprime MBS, the most sizable component of our MBS portfolio, increased from 4.5% at December 31, 2010 to 5.1% at September 30, 2011, reflective of these market factors.

        Net gains on mortgage loans at fair value, excluding mortgage loans acquired for sale, are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Valuation changes(1):
Performing loans	$1,625		$5,460
Nonperforming loans	22,142		45,490

	$23,767	$4,000	$50,950	$8,138
Payoffs	8,544	2,728	14,411	9,517
Sales	—	850	233	1,022

	$32,311	$7,578	$65,594	$18,677

(1)
Comparative prior period information was not maintained.

        The net gains on mortgage loans arising from valuation changes were due primarily to changes in home prices over the quarter that were more positive than had been projected and to changes in value of loans as the loans moved through the resolution process. This includes both impending liquidations and reinstatements of nonperforming loans. Our valuation gains for the nine months ended September 30, 2011 also reflect an increase in the collectability of claims on government-insured loans as well as increasing demand for distressed mortgage loans as reflected in increased transaction prices. As a result of this market observation, the discount rates we use to estimate the fair value of certain of our mortgage loans were decreased.

        The increase in valuation changes during the quarter and nine months ended September 30, 2011, as compared to the comparable periods ended September 30, 2010, is due to the growth and seasoning of our portfolio of mortgage loans at fair value. Our average investment in mortgage loans at fair value increased $521.7 million and $433.8 million, or 234% and 282%, for the quarter and nine months ended September 30, 2011 as compared to the comparable periods ended September 30, 2010. Furthermore, our initial acquisitions of mortgage loans at fair value occurred in December of 2009 and were only beginning to move through the resolution process during 2010.

        Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets:

			Range (Weighted Average)
Financial Statement Item	Valuation Technique	Key Inputs	September 30, 2011	December 31, 2010
Mortgage-backed securities(1):	Broker quote(7)
Non-Agency subprime		Discount rate	3.6% - 18.6%	2.9% - 17.3%
			(9.8)%	(4.5)%
		Prepayment speed(2)	0.2% - 10.4%	0.1% - 5.3%
			(4.8)%	(1.5)%
		Default speed(3)	4.6% - 15.1%	3.6% - 19.2%
			(12.2)%	(10.5)%
		Collateral remaining loss	23.7% - 65.4%	12.1% - 56.6%
		percentage(4)	(43.3)%	(36.9)%
Non-Agency Alt-A		Discount rate	5.4% - 30.9%	5.0% - 11.4%
			(6.7)%	(7.1)%
		Prepayment speed(2)	1.6% - 10.5%	0.9% - 10.1%
			(8.5)%	(6.7)%
		Default speed(3)	3.6% - 15.6%	4.2% - 21.2%
			(12.3)%	(12.3)%
		Collateral remaining loss	7.9% - 38.8%	10.5% - 41.1%
		percentage(4)	(24.3)%	(22.8)%
Non-Agency prime jumbo		Discount rate	6.4% - 6.4%	2.7% - 2.7%
			(6.4)%	(2.7)%
		Prepayment speed(2)	14.5% - 14.5%	14.7% - 14.7%
			(14.5)%	(14.7)%
		Default speed(3)	1.4% - 1.4%	1.5% - 1.5%
			(1.4)%	(1.5)%
		Collateral remaining loss	0.8% - 0.8%	0.6% - 0.6%
		percentage(4)	(0.8)%	(0.6)%
Mortgage loans at fair value(5)	Discounted cash flow	Discount rate	9.1% - 20.7%	9.1% - 18.7%
			(14.5)%	(13.8)%
		Twelve-month projected	-8.5% - 10.6%	-18.4% - 10.7%
		housing price index change	(-1.2)%	(-2.4)%
		Prepayment speed(5)	0.3% - 6.4%	0.2% - 7.5%
			(2.0)%	(2.8)%
		Total prepayment speed (Life	0.6% - 35.8%	0.4% - 38.6%
		total CPR)	(28.1)%	(31.9)%

(1)
With respect to mortgage-backed securities, key inputs are those used to evaluate broker indications of value.
(2)
Prepayment speed is measured using 1 year Voluntary Conditional Prepayment Rate ("CPR").
(3)
Default speed is measured using 1 year Constant Default Rate ("CDR").
(4)
The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.
(5)
Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate ("CPR").
(6)
Includes mortgage loans under a forward purchase agreement at September 30, 2011.
(7)
For indications of value received, PCM's Capital Markets and Valuation staff reviews the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers' indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and Valuation staff is reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results. PCM does not intend to adjust its fair value estimates to amounts different than the brokers' indications of value.

        We monitor and value our investments in pools of distressed mortgage loans, with each acquisition being a unique pool. Most of the measures we use to value and monitor the loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level, although some key inputs and measures, such as projected housing price index change, are measured at the loan level. Since the predominant feature of most of the loan pools we purchase is that they are distressed, the characteristics of the individual loans, such as loan size, loan-to-value ratio and current delinquency status, can vary widely within a pool.

        The weighted average discount rate used in the valuation of mortgage loans increased slightly from December 31, 2010 to September 30, 2011 due to higher yielding portfolio additions during the nine months ended September 30, 2011 offset by a decrease in certain pools' discount rates resulting from increasing market demand for distressed mortgage loans.

        The weighted average twelve month projected housing price index ("HPI") change improved from -2.4% at December 31, 2010 to -1.2% at September 30, 2011. This improvement primarily reflects the movement of the portfolio toward the projected housing price bottom with the passage of time.

        The total prepayment speed of our mortgage loan portfolio decreased from 31.9% at December 31, 2010 to 28.1% at September 30, 2011, primarily due to a greater than expected volume of reinstatements of nonperforming loans and lower than expected rates of defaults of distressed performing loans as well as lengthening of expected liquidation timelines.

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

        During the quarter and nine months ended September 30, 2011, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Number of loans	228	78	496	178
Unpaid principal balance	$77,066	$20,157	$162,679	$37,574
Gain recognized at payoff	$8,544	$2,728	$14,411	$9,517

        The increase in gains recognized at payoff reflects the significant growth in the average balance of our mortgage loan portfolio of $521.7 million and $433.8 million, or 234% and 282%, for the quarter and nine months ended September 30, 2011 when compared to the comparable periods in 2010.

        During the quarter and nine months ended September 30, 2011, we recognized gains on sales of distressed mortgage loans as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Number of loans	—	169	13	179
Unpaid principal balance	$—	$55,842	$5,524	$58,751
Gain recognized at sale	$—	$850	$233	$1,022

        The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Modification type(1)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)
	(dollars in thousands)
Rate reduction	75	$19,145	13	$3,268	158	$37,915	14	$3,618
Term extension	26	$7,040	8	$2,010	52	$13,885	8	$2,010
Capitalization of interest and fees	100	$25,824	10	$2,442	188	$45,371	11	$2,793
Principal forbearance	8	$2,752	3	$735	18	$5,633	4	$1,086
Principal reduction	59	$14,719	—	$—	116	$28,200	1	$351
Total	105	$26,883	13	$3,268	209	$50,106	14	$3,618

(1)
Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)
Before modification.

        The following tables summarize the average impact of the modifications noted above to the terms of the loans modified:

	Quarter ended September 30,				Nine months ended September 30,
	2011		2010		2011		2010
Category	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification
	(dollars in thousands)
Loan balance	$256	$231	$251	$259	$241	$216	$258	$262
Remaining term (months)	312	341	330	389	316	344	343	396
Interest rate	6.69%	3.96%	7.89%	2.32%	6.87%	3.81%	8.02%	2.38%
Forbeared principal	$—	$3	$—	7	$—	$4	$—	$7

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

  Interest Income

        The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended September 30, 2011 vs. Quarter ended September 30, 2010			Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total change			Total change
	Rate	Volume		Rate	Volume
	(in thousands)
Short-term investments	$1	$13	$14	$46	$(41)	$5
Mortgage-backed securities:
Non-Agency subprime	(309)	(120)	(429)	(1,083)	790	(293)
Non-Agency Alt-A	101	(201)	(100)	129	(705)	(576)
Non-Agency prime jumbo	—	(49)	(49)	(25)	(167)	(192)

Total mortgage-backed securities	(208)	(370)	(578)	(979)	(82)	(1,061)

Mortgage loans:
At fair value(1)	25	6,128	6,153	(1,154)	15,447	14,293
Acquired for sale at fair value	28	376	404	8	465	473

Total mortgage loans	53	6,504	6,557	(1,146)	15,912	14,766

	$(154)	$6,147	$5,993	$(2,079)	$15,789	$13,710

(1)
Includes mortgage loans under a forward purchase agreement for the quarter and year-to-date periods ended September 30, 2011.

        In the quarter and nine months ended September 30, 2011, we earned interest income of $9.8 million and $24.0 million, compared to $3.8 million and $10.3 million for the quarter and nine months ended September 30, 2010.

        Interest income on our portfolio of MBS decreased in the quarter ended September 30, 2011 compared to the quarter ended September 30, 2010 primarily due to a decrease in yields of these securities from 4.60% to 3.35%, and a decrease of $28.5 million in the average balance of our investment in such securities during the same corresponding quarter end periods. The decrease in interest income on our MBS for the year-to-date periods is attributable to a decrease in the yield on our portfolio of MBS from 5.77% to 3.81%, partially offset by an increase in the average balance of our investment in MBS of $7.7 million. These comparisons reflect the growth of our investment in MBS during 2010, followed by net repayments of the securities as investments in mortgage loans became our primary investment activity later in 2010 through September 30, 2011.

        At September 30, 2011, our portfolio of MBS was comprised of currently cash flowing securities with an average yield of 9.28% and a contractual remaining life of more than ten years. We invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        In the quarter and nine months ended September 30, 2011, we recognized interest income on mortgage loans at fair value of $8.7 million and $20.7 million, which compares to $2.6 million and $6.4 million for the comparable periods ended September 30, 2010. During the quarter and nine months ended September 30, 2011, we recognized annualized interest of 4.60% and 4.65%, respectively, on our portfolio of mortgage loans (excluding mortgage loans acquired for sale at fair value) as measured by the portfolio's average fair value. This compares to 4.55% and 5.51% for the comparable periods ended September 30, 2010.

        The increase in interest income is due primarily to growth in the average balance of our mortgage loan portfolio of $550.4 million and $448.0 million or 245% and 290% for the quarter and nine months ended September 30, 2011 when compared to the quarter and nine months ended September 30, 2010. This growth in interest income for the nine months ended September 30, 2011 was partially offset by a decrease in the yield on the loans from 5.50% as compared to 4.64% for the nine months ended September 30, 2011. The decrease in yield in 2011 as compared to 2010 is due primarily to the addition of pools of loans with lower interest rates during the period from September 30, 2010 through September 30, 2011. At September 30, 2010, our investment in performing mortgage loans had a weighted-average coupon of 6.11%; at September 30, 2011, our investment in performing mortgage loans had a weighted-average coupon of 4.99%.

        At September 30, 2011, approximately 78% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 76% at September 30, 2010. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio's average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans' unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

        The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At September 30, 2011, we held $678.2 million in fair value of nonperforming loans and $69.9 million in carrying value of REO.

  Net Gain (Loss) on Mortgage Loans Acquired for Sale

        During the quarter and nine months ended September 30, 2011, we recorded a gain of $84,000 and $207,000 on mortgage loans acquired for sale. These net gains included approximately $466,000 and $643,000 in fair values of MSRs received as part of the proceeds from our correspondent lending loan sales. During the quarter and nine months ended September 30, 2010, we recorded net losses of $17,000 and net gains of $11,000 on mortgage loans acquired for sale, respectively.

  Results of Real Estate Acquired in Settlement of Loans

        Results from REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2011, we recorded net gains of $352,000 and $1.5 million, respectively, in results of real estate acquired in settlement of loans as compared to net gains totaling $637,000 and $972,000 for the quarter and nine months ended September 30, 2010, respectively. The decrease in gain between the quarter ended September 30, 2010 and the quarter ended September 30, 2011 is primarily due to valuation adjustments recorded during 2011 as compared to 2010 due to the longer period the properties were held during 2011 as compared to 2010.

Expenses

        Our expenses are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Interest	$5,225	$251	$10,473	$251
Loan servicing fees	4,473	885	9,992	1,561
Management fees	2,288	1,237	5,750	3,650
Compensation	1,567	573	3,831	2,212
Professional services	1,656	628	3,648	1,121
Other	1,898	992	4,631	2,096

Total expenses	$17,107	$4,566	$38,325	$10,891

        Increased expenses during the quarter and nine month periods ended September 30, 2011 compared to the same periods in 2010 were a result of the growth in the Company's investment portfolio and the use of borrowings beginning in the fourth quarter of 2010 to finance that growth.

        The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	Quarter ended September 30, 2011 vs. Quarter ended September 30, 2010			Nine months ended September 30, 2011 vs. Nine months ended September 30, 2010
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total change			Total change
	Rate	Volume		Rate	Volume
	(in thousands)
Loans sold under agreements to repurchase	$—	$3,105	$3,105	$—	$7,782	$7,782
Securities sold under agreements to repurchase	(82)	(8)	(90)	(1,017)	1,458	441
Borrowings under a forward purchase agreement	—	1,680	1,680	—	1,680	1,680
Real estate acquired in settlement of loans financed through agreements to repurchase	—	279	279	—	319	319

	$(82)	$5,056	$4,974	$(1,017)	$11,239	$10,222

        During the quarter and nine months ended September 30, 2011, we incurred interest expense totaling $5.2 million and $10.5 million, respectively, as compared to $251,000 during both the quarter and nine months ended September 30, 2010. Our interest cost was 3.67% and 3.21% for the quarter and nine month periods ended September 30, 2011, respectively, as compared to 1.45% for both the quarter and nine month periods ended September 30, 2010, respectively. The increase in interest cost reflects the changing nature of assets we are financing. During 2010, we financed MBS which provides for financing at lower rates as compared to nonperforming mortgage loans, which represented most of the assets we financed during 2011. Interest expense during 2011 reflects our efforts to leverage our investing capacity after fully deploying the proceeds of our initial equity offerings.

        Loan servicing fees also grew substantially as our average investment in mortgage loans increased by 245% and 290% during the quarter and nine months ended September 30, 2011, respectively. We also began incurring activity-based fees relating to the liquidation of loans during 2011 that we did not incur due to the short period we held the loans through September 30, 2010.

        Compensation expense increased as the result of additional grants of restricted share units to our officers and trustees as well as certain employees of PCM and its affiliates during the quarter ended March 31, 2011. Professional services expense increased due to our heightened level of mortgage investment acquisition activity during the quarter and nine months ended September 30, 2011 as compared to the comparable periods ended September 30, 2010.

Balance Sheet Analysis

        Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2011	December 31, 2010
ASSETS
Cash	$11,975	$45,447
Investments:
Short-term investments	30,743	—
Mortgage-backed securities at fair value	86,702	119,872
Mortgage loans acquired for sale at fair value	40,850	3,966
Mortgage loans at fair value	715,272	364,250
Mortgage loans under a forward purchase agreement at fair value	152,908	—
Real estate acquired in settlement of loans	69,906	29,685

	1,096,381	517,773
Other assets	47,138	25,875

Total assets	$1,155,494	$589,095

LIABILITIES
Borrowings:
Loans sold under agreements to repurchase	$345,969	$147,422
Securities sold under agreements to repurchase at fair value	62,843	101,202
Borrowings under a forward purchase agreement	163,755	—
Real estate acquired in settlement of loans financed under agreements to repurchase	12,814	—

	585,381	248,624
Other liabilities	39,450	20,558

Total liabilities	624,831	269,182

SHAREHOLDERS' EQUITY	530,663	319,913

Total liabilities and shareholders' equity	$1,155,494	$589,095

        Total assets increased $566.4 million, or 96%, during the period from December 31, 2010 to September 30, 2011. Growth in total assets reflects growth of investments totaling $578.6 million or 112% during the period. We financed our asset growth through additional borrowings of $336.8 million and through issuance of additional shares for net proceeds of $188.8 million. We made investments totaling $784.9 million and received proceeds from sales and repayments of those assets totaling $448.8 million. Our acquisitions are summarized below.

 Asset Acquisitions

        Following is a summary of our acquisitions of mortgage investments (excluding correspondent lending mortgage loans) for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(in thousands)
Mortgage-backed securities	$22,179	$52,319	$22,179	$89,217
Distressed mortgage loans(1)(2)
Performing	7,889	2,260	52,266	13,688
Nonperforming	256,811	70,415	572,837	257,069

	264,700	72,675	625,103	270,757

REO	915	—	2,425	1,238
MSRs	466	—	643	—

	$288,260	$124,994	$650,350	$361,212

(1)
Performance status as of the date of acquisition.

(2)
$210.0 million of our distressed asset purchases during the quarter ended September 30, 2011 and all of our distressed asset purchases during the quarter ended September 30, 2010, were acquired from or through one or more subsidiaries of Citigroup Inc. Subsequent to September 30, 2011 and through the date of this Report, we purchased $19.2 million of loans subject to a forward purchase agreement with Citigroup Global Markets Realty Corp. ("CGM"). We also have a pending purchase in the amount of $35.1 million through CGM as of the date of this Report. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions, and our obtaining additional capital adequate to fund the transactions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

        Our acquisitions during the quarter and nine months ended September 30, 2010 reflect continuing investment of the proceeds from our initial public offering which we completed during August of 2009. Our acquisitions during the quarter and nine months ended September 30, 2011 primarily reflect a subsequent underwritten public offering completed in the first quarter of 2011 and the use of borrowings to leverage our equity. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

        Our portfolio of MBS is backed by non-Agency subprime, Alt-A and prime jumbo loans and consists of currently cash flowing senior priority securities with an average remaining life of approximately 0.82 years. We acquired these securities to supplement our investments in mortgage loans and to help ensure compliance with the REIT tax regulations relating to our asset composition.

        The following is a summary of our portfolio of MBS as of the dates presented:

	September 30, 2011
			Average
	Fair value	Principal	Life (in years)	Coupon	Market Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$70,242	$74,845	0.78	0.66%	9.80%
Non-Agency Alt-A	10,123	10,310	1.14	5.55%	6.65%
Non-Agency prime jumbo	6,337	6,524	0.78	2.72%	6.41%

	$86,702	$91,679	0.82	1.36%	9.28%

	December 31, 2010
			Average
	Fair value	Principal	Life (in years)	Coupon	Market Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$96,653	0.82	0.51%	4.50%
Non-Agency Alt-A	15,824	16,282	1.48	5.35%	7.10%
Non-Agency prime jumbo	10,265	10,240	1.12	2.90%	2.70%

	$119,872	$123,175	0.93	1.35%	4.69%

        The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	September 30, 2011		December 31, 2010
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$190,000	$292,968	$86,242	$139,393
Nonperforming loans	678,180	1,001,688	278,008	424,856

	$868,180	$1,294,656	$364,250	$564,249

        The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, our asset disposition strategies with respect to individual loans, the costs and expenses we incur in the disposition process and changes in borrower performance and the underlying collateral values.

        Collateral values summarized above are estimated and may change over time due to various factors including our level of access to the properties securing the loans, changes in the real estate market or the condition of individual properties. Collateral values noted do not include any costs that would typically be incurred in obtaining the property in settlement of the loan, readying the property for sale or in the sale of a property.

        Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) at September 30, 2011:

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Fixed	$94,818	11%	5.71%	$304,005	35%	6.55%	$49,444	14%	6.86%	$105,669	29%	7.17%
ARM/Hybrid	74,120	9%	4.83%	373,276	43%	6.26%	31,916	9%	4.68%	171,591	47%	6.13%
Interest rate step-up	20,914	2%	2.00%	548	0%	8.61%	4,813	1%	2.43%	247	0%	6.73%
Balloon	148	0%	2.38%	351	0%	4.53%	69	0%	9.94%	501	0%	7.70%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
1st lien	$189,962	22%	4.99%	$678,180	78%	6.40%	$86,238	24%	5.73%	$278,008	76%	6.54%
2nd lien	35	0%	5.17%	—	0%		—	0%		—	0%
Unsecured	3	0%	0.01%	—	0%		4	0%	0.00%	—	0%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Owner occupied	$167,610	19%	4.96%	$509,467	59%	6.35%	$75,049	21%	5.72%	$213,959	59%	6.53%
Investment property	22,070	3%	5.23%	168,006	19%	6.55%	11,032	3%	5.85%	63,305	17%	6.56%
Other	320	0%	4.16%	707	0%	6.81%	161	0%	5.39%	744	0%	6.45%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 12 months	$35	0%	5.17%	$139	0%	4.63%	$4	0%		$—
12 - 35 months	3,658	0%	4.37%	20,182	2%	6.00%	2,210	1%	5.77%	16,596	5%	6.27%
36 - 59 months	93,108	11%	5.20%	387,734	45%	6.57%	46,617	13%	6.21%	154,628	42%	6.80%
60 months or more	93,199	11%	4.83%	270,125	31%	6.16%	37,411	10%	5.06%	106,784	29%	6.10%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 600	$41,956	5%	5.62%	$104,093	12%	6.71%	$20,404	6%	5.66%	$44,930	12%	6.62%
600 - 649	37,765	4%	5.40%	113,518	13%	6.59%	19,235	5%	5.92%	49,096	13%	6.45%
650 - 699	53,317	6%	4.86%	186,406	22%	6.42%	20,521	6%	5.77%	78,528	22%	6.18%
700 - 749	38,945	5%	4.45%	184,630	21%	6.13%	20,748	6%	5.55%	70,493	19%	6.30%
750 or greater	18,017	2%	4.09%	89,533	10%	6.23%	5,334	1%	6.38%	34,961	10%	5.94%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 80%	$38,499	4%	6.40%	$67,121	8%	6.67%	$21,867	6%	5.94%	$36,667	10%	6.52%
80% - 99.99%	31,643	4%	5.53%	107,095	12%	6.54%	15,296	4%	6.53%	46,002	13%	6.42%
100% - 119.99%	37,271	4%	5.75%	147,983	17%	6.42%	19,585	6%	5.58%	62,228	17%	6.49%
120% or greater	82,587	10%	4.22%	355,981	41%	6.35%	29,494	8%	5.43%	133,111	36%	6.58%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
California	$52,962	6%	4.26%	$180,760	21%	5.83%	$20,372	6%	4.75%	$75,533	21%	5.86%
New York	14,567	2%	4.52%	79,170	9%	6.56%	5,502	1%	5.32%	20,767	6%	6.89%
Florida	10,228	1%	4.61%	91,880	11%	6.48%	5,832	2%	5.31%	35,231	10%	6.59%
Illinois	8,565	1%	4.65%	29,616	3%	6.35%	4,987	1%	5.86%	13,746	4%	6.55%
Other	103,678	12%	5.53%	296,754	34%	6.68%	49,549	14%	6.33%	132,731	35%	6.89%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

	September 30, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Current	$129,412	15%	4.71%	$—	0%		$56,504	16%	5.60%	$—	0%
30 days delinquent	36,811	4%	5.35%	—	0%		16,274	4%	5.83%	—	0%
60 days delinquent	23,777	3%	5.80%	—	0%		13,464	4%	6.11%	—	0%
90 days or more delinquent	—	0%		210,351	24%	6.13%	—	0%		115,586	32%	6.44%
In foreclosure	—	0%		467,829	54%	6.52%	—	0%		162,422	44%	6.60%

	$190,000	22%	4.99%	$678,180	78%	6.40%	$86,242	24%	5.73%	$278,008	76%	6.54%

        Following is a summary of our REO by attribute as of the dates presented:

	September 30, 2011		December 31, 2010
Property type	Fair value	% total	Fair value	% total
1 - 4 dwelling units	$50,219	72%	$22,729	77%
Planned unit development	12,248	18%	4,460	15%
5+ dwelling units	2,544	3%	918	3%
Condominium/Co-op	4,895	7%	1,578	5%

	$69,906	100%	$29,685	100%

	September 30, 2011			December 31, 2010
Geographic distribution	Fair value		% total	Fair value		% total
California	$30,544		44%	$11,078		37%
Florida	3,682		5%	2,291		8%
Arizona	2,915		4%	1,659		6%
Colorado	4,240		6%		*	*
Michigan		*	*	1,263		4%
Maryland		*	*	1,220		4%
Other	28,525		41%	12,174		41%

	$69,906		100%	$29,685		100%

*
Not included in the states representing the largest balances as of the date presented.

        Following is a summary of the current status of our portfolio of acquisitions by quarter acquired:

	Acquisitions for the quarter ended
	June 30, 2011		March 31, 2011
	at Purchase	September 30, 2011	at Purchase	September 30, 2011
	(dollars in millions)
Unpaid principal balance	$259.8	$251.3	$515.1	$462.6
Pool factor*	1.00	0.97	1.00	0.90
Collection status:
Delinquency
Current	11.5%	14.1%	2.0%	7.6%
30 days	6.5%	6.0%	1.9%	3.9%
60 days	5.2%	2.7%	3.9%	2.7%
over 90 days	31.2%	32.8%	25.9%	20.7%
in foreclosure	43.9%	38.6%	66.3%	53.9%
REO	1.7%	5.6%	0.0%	11.3%

	Acquisitions for the quarter ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	at Purchase	September 30, 2011	at purchase	September 30, 2011	at purchase	September 30, 2011	at purchase	September 30, 2011
	(dollars in millions)
Unpaid principal balance	$277.8	$221.4	$146.2	$91.0	$195.5	$109.5	$182.7	$101.0
Pool factor*	1.00	0.80	1.00	0.62	1.00	0.56	1.00	0.55
Collection status:
Delinquency
Current	5.0%	17.5%	1.2%	20.1%	5.1%	19.5%	6.2%	28.0%
30 days	4.0%	4.0%	0.4%	4.7%	2.0%	5.6%	1.6%	4.7%
60 days	5.1%	2.5%	1.3%	1.1%	4.1%	2.5%	5.8%	3.3%
over 90 days	26.8%	20.2%	38.2%	12.6%	42.8%	15.9%	37.8%	15.9%
in foreclosure	59.1%	46.1%	58.9%	46.7%	45.9%	41.3%	46.4%	35.5%
REO	0.0%	9.7%	0.0%	16.4%	0.0%	15.2%	2.3%	12.6%

*
Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

        We invested the Company's cash at the beginning of 2011 through the acquisition of loans, resulting in a net decrease in cash of $33.5 million during the nine months ended September 30, 2011. Cash used by operating activities totaled $80.5 million during the nine months ended September 30, 2011. This use of cash was primarily due to the cash requirements related to the growth in our operating balance sheet which tracked our overall growth. Cash used by operating activities during the nine months ended September 30, 2010 also reflects the effects of growth in our operating balance sheet accounts.

        Net cash used by investing activities was $278.0 million for the nine months ended September 30, 2011. This use of cash reflects the growth of our investment portfolio. We purchased mortgage loans, MBS and REO with fair values of $453.3 million, $5.0 million and $1.5 million, respectively, during the nine months ended September 30, 2011. This contrasts with cash used by investing activities totaling $57.4 million during the nine months ended September 30, 2010. While we purchased $270.8 million in fair value of mortgage loans during that period, we effected those purchases by redeploying a portion of our short-term investments.

        Approximately 70% of our investments, comprised of non-correspondent lending mortgage loans, MBS, REO and MSRs, were nonperforming assets as of September 30, 2011. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the nine months ended September 30, 2011, we transferred $82.7 million of mortgage loans to REO and realized cash proceeds from the repayments and sale of REO, mortgage-backed securities and mortgage loans at fair value totaling $46.4 million, $55.0 million and $110.4 million, respectively.

        Net cash provided by financing activities was $325.0 million for the nine months ended September 30, 2011. These funds were procured primarily to finance the acquisition of additional mortgage loans. As discussed above, during the quarter ended March 31, 2010, we were able to complete our acquisitions through the redeployment of our short-term investments. Therefore, we did not procure cash flow to finance our investments during the quarter ended March 31, 2010. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt), make investments as our Manager identifies them and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

        We expect our primary sources of liquidity to be proceeds from earnings on our investments, proceeds from sales and repayments on our investments, and proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

        Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of nonperforming and/or re-performing mortgage loans.

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

        During the nine months ended September 30, 2011, we received proceeds from the issuance of common shares as follows:

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

        During 2011, we have increased our use of debt financing as a means of extending our balance sheet capacity through the use of repurchase agreements and a forward purchase agreement. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. The forward purchase agreement represents an agreement between the Company and CGM, pursuant to which the Company agreed to purchase from CGM certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets").

        The CGM Assets were acquired by CGM from an unaffiliated large money center bank (the "Initial Seller"). As part of the agreement and in connection with the Company's purchase of the CGM Assets, CGM assigned, and the Company assumed, all of CGM's rights and obligations under a separate purchase agreement with the Initial Seller. The Company recorded the transaction as a purchase of loans. The CGM Assets are serviced by PLS. On the settlement date for any CGM Asset, in addition to the payment of the purchase price, the Company will reimburse CGM for certain out-of-pocket costs and other expenses, including servicing fees and servicing advances, and a cost of carry for such CGM Asset.

        These debt and equity sources of liquidity were used to partially finance acquisitions of $453.3 million in fair value of mortgage loans during the nine months ended September 30, 2011. We acquired mortgage loans totaling $19.2 million and settled liabilities for unsettled MBS purchases totaling $17.2 million after September 30, 2011, through the date of this Report.

        During the quarter ended September 30, 2011, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $354.4 million, and the maximum daily amount outstanding under the agreements to repurchase MBS mortgage loans and REO totaled $433.7 million. The difference between the maximum and average daily amounts outstanding was due to increasing utilization of our existing facilities and our entry into a new credit facility during the nine months ended September 30, 2011.

        The total unpaid principal balance of the CGM Assets subject to the forward purchase agreement as of July 12, 2011 was approximately $337.8 million. The initial purchase price was $172.7 million. Subsequent adjustments may increase the purchase price to $174.4 million based on the date the Company settles the purchase. At September 30, 2011, the remaining borrowings under the forward purchase agreement totaled $163.8 million.

        As of September 30, 2011, we financed $69.5 million of MBS, $40.5 million of mortgage loans acquired for sale at fair value, $658.5 million of mortgage loans at fair value, $152.9 million of mortgage loans under a forward purchase agreement at fair value and $39.9 million of REO, or approximately 76% of our investments in mortgage loans, MBS and REO. This compares to the 24% of such assets that we financed at December 31, 2010. Accordingly, repurchase agreements and the forward purchase agreement represent significant sources of funding for our investment portfolio.

        As discussed above, all of our borrowings have short-term maturities:

  •
  The transactions relating to securities sold under agreements to repurchase mature on or before October 11, 2011 and provide for sale to major financial institution counterparties of MBS in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at terms of either three weeks or three months, depending on the facility under which the securities are sold. All transactions maturing before the date of this Report have been refinanced by renewing the agreements at maturity.

  •
  The transactions relating to mortgage loans under agreements to repurchase mature between December 8, 2011 and October 30, 2012 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

  •
  The transactions relating to REO are secured financings that mature between January 2, 2012 and June 6, 2012 and provide for sale to major financial counterparties at advance rates based on the estimated fair value of the REO.

  •
  The forward purchase agreement requires that the Company settle the purchase of the CGM Assets on or before December 26, 2011; provided, however, that if on or prior to such date the Company reduces the total purchase price of the CGM Assets (measured as of the cut-off date agreed to with the Initial Seller (the "Cut-off Date")) by 35% or more through collections of principal and interest, liquidations and settlements of CGM Assets, the date by which the CGM Assets must be purchased shall be extended until June 22, 2012.

    In the event that the Company fails to settle any CGM Assets on or before December 26, 2011 or June 22, 2012, as applicable, the agreement provides for a net settlement between the Company and CGM, in an amount based on the difference between the fair value of such CGM Assets on the date of determination and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Assets had they been purchased on such date.

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

        Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. These financial covenants currently include the following:

  •
  profitability at each of the Company and two of our subsidiaries, PennyMac Corp. ("PMC") and PennyMac Mortgage Investment Trust Holdings I, LLC ("PMITH"), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter;

  •
  a minimum of $10 million in unrestricted cash and cash equivalents among the Company and/or its subsidiaries; a minimum of $7.75 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $7.5 million in unrestricted cash and cash equivalents at PMC;

  •
  a minimum tangible net worth for the Company of $265 million, plus 75% of the total net proceeds received by it in connection with equity issuances after November 2, 2010; a minimum tangible net worth for PMITH of $195 million; and a minimum tangible net worth for PMC of the sum of (y) $65 million and (z) 50% of its positive quarterly income after November 2, 2010;

  •
  a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for PMITH; and

  •
  at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

        Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

        The transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice. At September 30, 2011, all of our securities sold under agreements to repurchase were sold to one lender. With respect to these agreements, we have agreed with the lender to a threshold of $250,000 in market value decline that must be exceeded before a margin deficit will arise.

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

        Our Manager continues to explore a variety of additional means of financing our continued growth, including debt financing through bank warehouse lines of credit, additional repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful. Further, counterparty credit sensitivity and collateral documentation requirements have made it difficult to obtain financing for REO, the result of which could place stress on our capital and liquidity positions at certain times during the foreclosure cycles of the related nonperforming loans.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of September 30, 2011, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of September 30, 2011, we had on-balance sheet contractual obligations of $341.0 million of agreements to repurchase loans and securities sold with maturities between October 11, 2011 and June 6, 2012. All agreements to repurchase that matured between September 30, 2011 and the date of this Report have been renewed and are described in Note 10—Loans Sold Under Agreements to Repurchase and Note 11—Securities Sold Under Agreements to Repurchase at Fair Value in the accompanying financial statements.

        As of the date of this Report, PCM has committed to acquire, on our behalf, mortgage loans with a purchase price of approximately $337.8 million. The pending transaction is subject to changes in the loans allocated to us by PCM, continuing due diligence, customary closing conditions and our obtaining additional capital adequate to fund the transaction. There can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

        On July 12, 2011, we purchased a pool of mortgage loans and REO from CGM. The initial purchase price was $172.7 million. Subsequent adjustments may increase the purchase price to a maximum of $174.4 million based on the date we settle the purchase. Our settlement of the purchase of these loans and REO is subject to our obtaining additional capital sufficient to fund the transaction. There can be no assurance that the transaction will ultimately be settled. This transaction is more fully described in Note 22—Subsequent Events in the accompanying financial statements and Liquidity and Capital Resources above.

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

        In connection with our correspondent lending business, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we collect interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party only where we are not approved or licensed to sell to such third party. During the quarter ended September 30, 2011, we recorded fulfillment fees totaling $263,000.

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

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of the dates presented, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
As of September 30, 2011:
Fair value	$760,710	$797,183	$833,096	$902,413	$935,508	$967,402
Change in fair value:
$	$(107,522)	$(71,049)	$(35,136)	$34,181	$67,276	$99,170
%	(12.38)%	(8.18)%	(4.05)%	3.94%	7.75%	11.42%
Change in fair value as of December 31, 2010	$(44,013)	$(29,054)	$(14,371)	$14,019	$27,575	$40,588

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of September 30, 2011:
Fair value	$86,632	$86,664	$86,643	$86,793	$86,902	$87,162
Change in fair value:
$	$(70)	$(38)	$(59)	$91	$200	$460
%	(0.08)%	(0.04)%	(0.07)%	0.10%	0.23%	0.53%
Change in fair value as of December 31, 2010	$(298)	$(303)	$(246)	$326	$679	$1,475

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

Accounting Developments

        In May 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification ("ASC"). ASU 2011-04 eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value Measurements and Disclosure topic of the ASC for fair value measurements and makes other amendments, including:

  •
  limiting the highest-and-best-use valuation premise concepts only to measuring the fair value of nonfinancial assets;

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

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. "Risk Factors" in our Annual Report and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

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

  •
  limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the "Investment Company Act") and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as TRSs for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 3, the information set forth on pages 67 and 68 is incorporated herein by reference.

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

 Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2011, we were not involved in any such legal proceedings, claims or actions that would be reasonably likely to have a material adverse effect on us.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 7, 2011, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 6, 2011, except as set forth below.

Any potential changes to the laws and regulations governing the Investment Company Act status of REITs as a result of a recent SEC concept release or otherwise could materially and adversely affect us.

        The SEC recently solicited public comment through a concept release on a wide range of issues relating to the Section 3(c)(5)(C) exemption from the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage-related REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the exceptions and exemptions therefrom, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries' failure to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required to (a) restructure our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common shares, the sustainability of our business model, and our ability to make distributions to our shareholders, which could, in turn, materially and adversely affect our business and the market price of our common shares.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    [Reserved]

Item 5.    Other Information

        On November 1, 2011, we entered into an amendment (the "Amendment") to our master repurchase agreement, dated November 2, 2010 (the "Loan Repo Facility"), with Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), pursuant to which PMC may sell, and later repurchase, newly originated mortgage loans. The Loan Repo Facility is used to fund newly originated mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization.

        The principal amount paid by CSFB for each eligible mortgage loan is based on a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loan. Upon our repurchase of a mortgage loan, we are required to repay CSFB the principal amount related to such mortgage loan plus accrued interest (at a rate reflective of the current market and based on CSFB's cost of funds plus a margin) to the date of such repurchase. The Loan Repo Facility is committed for a period of 364 days, and the obligations of PMC are fully guaranteed by us and our Operating Partnership. The mortgage loans are serviced by PLS. Other material terms of the Loan Repo Facility and related guaranty are described more fully in Item 5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 8, 2010.

        Under the terms of the Amendment, the maximum aggregate purchase price provided for in the Loan Repo Facility was increased from $75 million to $150 million and the termination date was extended until October 30, 2012. Through PMC, we are also required to pay CSFB a commitment fee for the Loan Repo Facility, as well as certain other administrative costs and expenses in connection with CSFB's structuring, management and ongoing administration of the Loan Repo Facility. All other terms and conditions of the Loan Repo Facility and the related guaranty remain the same in all material respects.

        The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendment, which has been filed with this Report as Exhibit 10.22, and the full text of the Loan Repo Facility and the related guaranty, which were filed as Exhibits 10.13 and 10.14, respectively, to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 8, 2010.

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
10.1
Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.2
Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.3
Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.4
Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.5
Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
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

Exhibit Number	Exhibit Description
10.9	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.10	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.11
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
10.12
Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.13	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.14
Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.15
Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.16	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association.
10.17	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association.
10.18
Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.19
Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.20
Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.21
Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description
10.22	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.23
Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.24
Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.25
Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.26
Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
10.27
Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).
10.28
Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.
10.29
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).
10.30
Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).
10.31
Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).
10.32	Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp.*
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2011 and September 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2011 and September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) the Notes to the Consolidated Financial Statements.**

*
Certain terms have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.

**
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: November 4, 2011	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: November 4, 2011	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
September 30, 2011

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
10.1
Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.2
Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.3
Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.4
Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.5
Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
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

Exhibit Number	Exhibit Description
10.9	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.10	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
10.11
Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).
10.12
Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.13	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.14
Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.15
Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.16	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association.
10.17	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association.
10.18
Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.19
Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.20
Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.21
Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.22
Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description
10.23	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.24
Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.25
Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.26
Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
10.27
Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).
10.28
Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.
10.29
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).
10.30
Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).
10.31
Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).
10.32	Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp.*
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2011 and September 30, 2010, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the nine months ended September 30, 2011 and September 30, 2010, (iv) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010, and (v) the Notes to the Consolidated Financial Statements.**

*
Certain terms have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.

**
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