Form 10-K
period 2011-12-31
PennyMac Mortgage Investment Trust
filed 2012-03-09
CIK 1464423

Use these links to rapidly review the document

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES December 31, 2011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-0186273 (IRS Employer Identification No.)
6101 Condor Drive, Moorpark, California (Address of principal executive offices)	93021 (Zip Code)

(818) 224-7442
(Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares of Beneficial Interest, $0.01 Par Value	New York Stock Exchange

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2011 the aggregate market value of the registrant's common shares of beneficial interest, $0.01 par value ("common shares"), held by non-affiliates was $453,042,723 based on the closing price as reported on the New York Stock Exchange on that date.

          As of March 6, 2012, there were 30,061,961 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2012 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-K
December 31, 2011

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

        You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risk factors, as well as the risks, risk factors and uncertainties discussed elsewhere in this Report and any subsequent Quarterly Reports on Form 10-Q.

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

  •
  our dependence on our manager and servicer, potential conflicts of interest with such entities, and the performance of such entities;

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

  •
  increased prepayments of the mortgages and other loans underlying our mortgage-backed securities and other investments;

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

  •
  changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as Ginnie Mae, the Federal Housing Administration (the "FHA") or the Veterans Administration (the "VA"), or government-sponsored entities such as Fannie Mae or Freddie Mac, or such changes that increase the cost of doing business with such entities;

  •
  the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

  •
  changes in government support of homeownership;

  •
  changes in government or government-sponsored home affordability programs;

  •
  changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of real estate investment trusts ("REITs"), or the exclusions from registration as an investment company);

  •
  limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the "Investment Company Act") and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries ("TRSs") for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption "Risk Factors" and elsewhere in this Report. References in this Report to "we," "our," "us," "PMT," or the "Company" refer to PennyMac Mortgage Investment Trust and its consolidated subsidiaries, unless otherwise indicated.

Our Company

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and began operations on August 4, 2009. We are managed by PNMAC Capital Management, LLC ("PCM" or our "Manager"), a wholly-owned subsidiary of Private National Mortgage Acceptance Company, LLC ("PNMAC" or "PennyMac") and an investment adviser registered with the Securities and Exchange Commission ("SEC") that specializes in, and focuses on, residential mortgage assets. Most of the loans we hold in our investment portfolio are serviced on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC ("PLS" or our "Servicer"). The PennyMac organization was designed specifically to address the opportunities created in the markets for residential mortgage assets.

        We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P., which we refer to as our operating partnership, and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our operating partnership.

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. residential mortgage market. We are presently focused on investing in the historically large volume of distressed mortgage loans currently outstanding and engaging in correspondent lending, whereby we acquire, pool and sell or securitize newly originated mortgage loans.

        As a result of our strategy to invest in distressed mortgage assets, many of the mortgage loans in our targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Prior to the acquisition of loans or other assets, our Manager validates key information provided by the sellers that is necessary to determine the value of the asset. We then seek to maximize the value of the mortgage loans that we acquire. The objective for performing loans is value enhancement through effective "high touch" servicing, which is based on significant levels of borrower outreach and contact, and the ability to implement long-term, sustainable loan modification and restructuring programs that address borrowers' ability and willingness to pay their mortgage loans. Alternatively, for nonperforming loans and real estate assets, the ability to effect property resolution in a timely, orderly and economically efficient manner is essential to generating attractive returns.

        Through our management agreement with PCM and our loan servicing agreements with our loan servicers (primarily our affiliate, PLS), we work with borrowers to perform loss mitigation activities. For both performing and nonperforming loans we use loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development's Home Affordable Modification Program ("HAMP")) and workout options that we believe have the highest probability of successful resolution for both borrowers and our Company. Loan modification or resolution may include our accepting a reduction of the principal balances of certain mortgage loans in our investment portfolio. We expect these methods to increase our portfolio of performing loans, reduce default rates and enhance the value of loans in our portfolio. We believe that by using these methods, we can provide borrowers with long-term solutions that address their willingness and ability to pay their mortgage loans. Once we have improved the credit quality of a loan, we intend to monetize the enhanced value through various disposition strategies. When loan modifications and other efforts are unable to cure distressed loans, our objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

        Our Manager specializes in acquiring distressed residential mortgage assets that are sold by financial institutions including banks, thrifts, and non-bank mortgage lenders. Since late 2009, our Manager has seen substantial volumes of nonperforming residential mortgage loans available for purchase from certain U.S. banks at significant discounts to their unpaid principal balances. Our Manager believes that there are several reasons these banks are motivated to sell nonperforming loans, including the following: the ability to release capital tied to nonperforming assets; the ability to relieve strain on their operations resulting from managing nonperforming loans and real estate acquired in settlement of loans ("REO"); the ability to reduce the percentages of their assets that are nonperforming, a key measure monitored by the banks' regulators, investors, and other stakeholders; and the ability for these banks to manage perceptions of the continued drag on their overall performance from legacy distressed assets through controlled sales of nonperforming assets.

        We believe that there is a need for mortgage originators to find outlets for government and government-sponsored entity ("GSE") eligible loans and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under GSE guidelines. These opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for (a) sale to participating GSEs such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and (b) the securitization through Government National Mortgage Association ("Ginnie Mae") (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an "Agency" and, collectively, as the "Agencies"). The opportunities also include the purchase and sale or securitization of jumbo conventional loans underwritten to GSE guidelines other than with respect to the maximum loan amount. Accordingly, our Manager, PCM, has built a correspondent lending operation whereby we purchase newly originated GSE eligible, government (insured by the FHA or guaranteed by the VA), and prime jumbo mortgage loans; sell or securitize the GSE eligible loans; sell the jumbo loans to third parties on a servicing-retained basis whereby we retain the related mortgage servicing rights; and/or sell the government loans to PLS, which is a Ginnie Mae approved issuer.

        We have elected to be taxed as a REIT for U.S. federal income tax purposes and we intend to maintain our exclusion from regulation under the Investment Company Act. Therefore, we are required to invest a substantial majority of our assets in loans secured by real estate and in real estate-related assets. Subject to maintaining our REIT qualification and our Investment Company Act exclusion, we do not have any limitations on the amounts we may invest in any of our targeted asset classes.

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

        Our internet address is www.pennymac-reit.com. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Our Manager and Our Servicer

        We are externally managed and advised by PCM pursuant to a management agreement. PCM was established in March 2008 and specializes in and focuses on residential mortgage loans. PCM also serves as the investment manager to two private fund vehicles, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. The combined assets of the entities managed by PCM, including our assets, amounted to approximately $2.1 billion.

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

        We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary servicing and special servicing for our portfolio of residential mortgage loans. PLS's loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of REO and financings to facilitate such sales. Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other servicers and specialty servicers.

        The workout-oriented servicing platform of PLS includes significant borrower contacts, which we refer to as "high touch," and is designed to enable us to effectively implement programs that address borrower needs and maximize the value of our portfolio. PLS was established in February 2008 and also provides primary servicing and special servicing to the PennyMac funds and entities in which they have invested as well as third parties. PLS acted as the servicer for loans with an aggregate unpaid principal balance of approximately $7.7 billion as of December 31, 2011.

        Our Manager's senior management team has extensive experience in the residential mortgage industry and expertise across each of the critical capabilities that we believe are required to successfully acquire and manage both performing and nonperforming mortgage loans, including sourcing, valuation, due diligence, portfolio strategy, servicing (including modification and refinance fulfillment of outstanding loans and acquisition and liquidation of properties securing settled mortgage loans) and secondary marketing of restructured and re-performing loans. Our senior management team is supported by a dedicated team of employees at PLS and PCM.

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

    •
    The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of common shares outstanding (including, for the avoidance of doubt, restricted share units) in the four-quarter period and (2) 8%.

Investment Strategy

        Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We seek to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances.

  Distressed Assets

        We seek to maximize the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, we seek to effect property resolution in a timely, orderly and economically efficient manner. We also invest in mortgage-related securities and other mortgage-related, real estate and financial assets. A substantial portion of our investments are not rated by any rating agency.

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

  Correspondent Lending

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for sale to a GSE. These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans.

        PCM and its affiliates evaluate new opportunities based on their relative expected returns compared to comparable assets held in our portfolio. We re-evaluate our investment strategy as market conditions change with a view toward maximizing the returns from our investment portfolio and identifying dislocations and opportunities in the mortgage market.

Targeted Asset Classes

        We invest primarily in residential mortgage loans and mortgage-related assets. Our targeted asset classes and the principal investments we make and/or expect to make in each class are as follows:

Asset class	Principal investments
Residential Mortgage Loans	• Newly originated mortgage loans
• Seasoned performing and nonperforming residential mortgage loans
Residential Mortgage-Backed Securities	• Non-U.S. government Agency RMBS, including investment-grade, non-investment grade classes and non-rated classes
• U.S. government Agency RMBS
Other assets and other MBS	• Real estate and real estate acquired in settlement of loans
• Mortgage servicing rights ("MSRs")
• Financing of mortgage loan inventory for mortgage lenders
• Mortgage-related derivatives, including, but not limited to, credit default swaps, options, futures and derivatives on MBS
• Commercial mortgage-backed securities ("CMBS")
• United States Treasury securities
• Policies, instruments and agreements related to reinsurance risk

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

Our Portfolio

  Investment Activities

        Following is a summary of our acquisitions of mortgage investments (excluding purchases for resale of newly originated mortgage loans) for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Mortgage-backed securities	$21,420	$91,141	$93,049
Distressed mortgage loans:(1)(2)
Performing	52,256	33,745	26,046
Nonperforming	595,353	383,466	—

	647,609	417,211	26,046

REO	2,475	1,238	—
MSRs	6,079	—	—

	$677,583	$509,590	$119,095

(1)
Performance status as of the date of acquisition.

(2)
$575.5 million of our distressed asset purchases during the year ended December 31, 2011 were acquired from or through one or more subsidiaries of Citigroup Inc.

        Our portfolio of mortgage investments was as follows as of the dates presented:

	December 31,
	2011	2010	2009
	(in thousands)
Mortgage-backed securities	$72,813	$119,872	$83,771
Distressed mortgage loans:
Performing	209,599	86,242	26,046
Nonperforming	615,977	278,008	—

	825,576	364,250	26,046

REO	103,549	29,685	—
MSRs	6,031	—	—

	$1,007,969	$513,807	$109,817

        Our acquisitions have been primarily comprised of nonperforming loans rather than distressed performing loans. During the period from August 4, 2009 (commencement of operations) through December 31, 2011, PCM has encountered a relatively higher volume of available nonperforming mortgage loan portfolios than distressed performing loans. In addition, the risk-adjusted returns for nonperforming loan portfolios have been more attractive than those for distressed performing loans.

        PCM has worked to expand our sources of assets to position us to take advantage of market opportunities and market changes, such as when the mortgage market converges to more active origination and securitization levels and when delinquency and foreclosure levels reduce closer to historical levels. Examples of such investments include:

  •
  Acquisition of MSRs from liquidating and other institutions. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing capabilities and efficiencies of PLS to improve the assets' value. We would also seek to leverage the loan origination capabilities of PLS provided we are able to structure an arrangement whereby we could recapture any new MSRs created upon PLS's refinance of mortgage loans relating to our existing MSRs. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

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

  •
  Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity results in attractive investment assets and will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

  Correspondent Lending

        During the year ended December 31, 2011, we significantly increased our participation in the secondary mortgage market through the purchase for resale of newly originated mortgage loans ("correspondent lending"). In our correspondent lending activities, we acquire newly originated loans from mortgage lenders, sell the loans to an Agency or other third party, transfer the loans to PLS in the case of government loans, or otherwise pool those loans into MBS, sell the resulting securities into the MBS markets and retain the mortgage servicing rights. During 2011, we purchased $1.3 billion of newly originated mortgage loans, of which $1.0 billion were purchased during the fourth quarter of the year.

        Following is a summary of our correspondent lending activities:

			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Year ended December 31,
	2011	2010
	(in thousands)
Fair value of loans purchased:
Agency eligible	$660,862	$9,249	$—
Government insured or guaranteed	623,540	20,810	—
Jumbo	34,361	—	—

	$1,318,763	$30,059	$—

Fair value of correspondent lending loans in inventory at period-end	$232,016	$3,966	$—
Gain on mortgage loans acquired for sale(1)	$7,633	$18	$—

(1)
Gain on mortgage loans acquired for sale includes changes in the value of commitments to purchase loans, changes in the value of mortgage loans purchased during the period from purchase through the date of sale and changes in the value of financial instruments purchased and sold to manage the risk of changes in value of our inventory of mortgage loans and commitments to purchase mortgage loans.

        Our primary source of income during the years ended December 31, 2011 and 2010 was income from our investments in mortgage loans—primarily resulting from payoffs of loans in our portfolio and appreciation in fair value of our nonperforming loans—supplemented by interest income on our performing loans and, to a lesser extent, interest income from our portfolio of MBS. During the period from August 4, 2009 (commencement of operations) to December 31, 2009, our primary source of income was interest on MBS, supplemented by interest on our temporary investment in a money market mutual fund.

Our Financing Strategy

        As we have fully invested the proceeds of our initial public and concurrent as well as secondary offerings, we have pursued growth of our investment portfolio by using additional forms of financing. We have made borrowings in the form of borrowings under forward purchase agreements, sales of securities and nonperforming assets under agreements to repurchase, and lines of credit to finance loans purchased through our correspondent lending activities. We use borrowings to finance our investments and not to speculate on changes in interest rates.

        The transactions relating to securities sold under agreements to repurchase provide for sale to major financial institution counterparties of securities in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at a term of three weeks. All transactions relating to MBS sold under agreements to repurchase maturing before the date of this Report have been refinanced by renewing the agreements at maturity. The principal balance outstanding under these agreements was $115.5 million as of December 31, 2011.

        During 2011 and 2010, we entered into three master repurchase agreements with three money center banks totaling $550 million. We also entered into a secured lending facility with a money center bank in an aggregate amount of $40 million. These agreements are structured to finance investments in distressed mortgage assets, including nonperforming whole loans and real estate acquired in the settlement of loans. Our objective is to use these facilities to finance nonperforming mortgage loan investments pending liquidation, sale, securitization or other structured financing. The aggregate principal amount outstanding under these facilities was $331.8 million as of December 31, 2011.

        During 2011 and 2010, we also entered into two master repurchase agreements totaling $350 million (of which $250 million is committed) to fund newly originated prime mortgage loans purchased from correspondent lenders. The principal balance outstanding under these facilities was $212.7 million as of December 31, 2011.

        During 2011, we entered into forward purchase agreements pursuant to which we agreed to purchase certain nonperforming assets and residential real property acquired in settlement of loans from one money center bank which purchased these assets from unaffiliated money center banks. We assumed all of the money center bank's rights and obligations under its separate agreements with the unaffiliated money center banks. We recorded the transactions as a purchase of loans. As of December 31, 2011, outstanding borrowings under these forward purchase agreements amounted to $152.4 million.

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

        Subject to maintaining our qualification as a REIT and exclusion from registration under the Investment Company Act, we may hedge the interest rate risk associated with the financing of our portfolio.

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

Investment Allocation Policy

        Investment opportunities in pools of mortgage loans that are consistent with our investment objectives, on the one hand, and the investment objectives of the PennyMac funds and other future entities or accounts managed by PCM, on the other hand, are allocated among us and the PennyMac funds and the other entities or accounts generally pro rata. This is and has been based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us, the PennyMac funds and any other relevant entities or accounts, or by assigning opportunities among the relevant entities such that investments assigned among us, such funds, entities or accounts are fair and equitable over time; provided that PCM, in its sole discretion, may allocate investment opportunities in any other manner that it deems to be fair and equitable. As of December 31, 2011, the commitment periods for the PennyMac funds have ended and the ability of the PennyMac funds to make new investments has therefore been reduced.

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

  •
  regulatory considerations, including the potential impact on an entity's status under the Investment Company Act, and, in our case, our REIT status; and

  •
  such other factors as may be relevant to a particular transaction.

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

        We have not adopted a policy that expressly prohibits our trustees, officers, shareholders or affiliates from having a direct or indirect financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our trustees, officers and employees, as well as employees of PCM who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us without the appropriate approval. We also have written policies and procedures for the review and approval of related party transactions.

Operating and Regulatory Structure

  REIT Qualification

        We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986 (the "Internal Revenue Code") beginning with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

        As a REIT, we generally are not subject to U.S. federal income tax on our REIT taxable income we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lost our REIT qualification. Accordingly, our failure to qualify as a REIT could have a material adverse impact on our results of operations and amounts available for distribution to our shareholders.

        Even though we have elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is conducted through, and a portion of our income is earned in, our TRSs that are subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs.

        If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders' equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

        The dividends paid deduction of a REIT for qualifying dividends to its shareholders is computed using our taxable income as opposed to net income reported on our financial statements. Taxable income generally differs from net income reported on our financial statements because the determination of taxable income is based on tax laws and regulations and not financial accounting principles.

  Licensing

        We and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is, or is taking steps to become, licensed in those jurisdictions and for those activities where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are also licensed, or are taking steps to become licensed, in those jurisdictions and for those activities where we believe it is cost effective and appropriate to become licensed. In jurisdictions in which neither we nor PLS is licensed, we do not conduct activity for which a license is required. Our failure or the failure by PLS to obtain any necessary licenses promptly, comply with applicable licensing laws or satisfy the various requirements or to maintain them over time could materially and adversely impact our business.

Competition

        We intend to achieve our investment objective largely by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances. In acquiring mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities. A number of these competitors may also be focused on acquiring distressed mortgage loans, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger balance sheets and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships than we can.

        Because the availability of pools of distressed mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of residential mortgage loans and other assets or adversely influence our ability to "win" our bids for such assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

        In the face of this competition, we have access to PCM's professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS's special servicing expertise helps us to maximize the value of our residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues have contributed to the decision by certain financial institutions to exit or curtail their correspondent lending business and to reduce their portfolios of mortgage servicing rights. Not having a legacy portfolio or the same regulatory or capital issues may enable us to compete more effectively for attractive business or investment opportunities. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

        We are managed by PCM pursuant to a management agreement. PLS provides servicing and special servicing for our portfolio of residential mortgage loans pursuant to a loan servicing agreement. All of our officers are employees of PCM or its affiliates. We have no employees. As of December 31, 2011, PennyMac had 429 employees. See Our Manager and Our Servicer above.

Item 1A.    Risk Factors

Risks Associated with Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM, PLS and their resources and may not find suitable replacements if our management agreement with PCM is terminated and/or our loan servicing agreement with PLS is terminated.

        In accordance with our management agreement, we are externally advised and managed by PCM. We have no employees, and all of our officers are also employees of PCM or its affiliates. Among other matters, PCM supplies us with our senior management team, makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. As a result, we are completely reliant upon, and our success depends exclusively on, PCM's investment decisions, the advice of PCM's employees, the use of PCM's vendors and other resources, and the manner and extent to which PCM selects its vendors and allocates those resources to manage our business. No assurance can be given that PCM's strategies will be successful, that it will conduct complete and accurate due diligence or provide sound advice, or that it will act in our best interests with respect to the allocation of its resources to our business. Its failure to do any of the above, conduct the business in accordance with applicable laws and regulations or hold all licenses or registrations necessary to conduct the business as currently operated would materially and adversely affect our ability to continue to execute our business plan. In addition, the initial term of our management agreement only extends until August 4, 2012 (subject to annual automatic renewals for one-year terms), and it may be terminated earlier under certain circumstances. If our management agreement is terminated and a suitable replacement is not secured in a timely manner, it would materially and adversely affect our ability to continue to execute our business plan.

        Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolio of residential mortgage loans. We rely on PLS to provide these services for our portfolio and have no in-house capability to handle these services independently of PLS. The costs of these services increase our operating costs and may adversely affect our net income. No assurance can be given that PLS's strategies will be successful, that PLS will provide sound advice, or that it will act in our best interests with respect to the allocation of its resources to our business. Its failure to do any of the above, conduct its business in accordance with applicable laws and regulations or hold all licenses or registrations necessary to conduct the business as currently operated would materially and adversely affect our ability to continue to execute our business plan. The term of our loan servicing agreement is identical to the term of our management agreement, and is subject to early termination in the event our management agreement is terminated for any reason. If our loan servicing agreement is terminated, we will have to obtain the loan servicing from another servicer. We may not be able to replace these services in a timely manner or on favorable terms, or at all.

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

Our management agreement and our loan servicing agreement were not negotiated on an arm's length basis.

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

        Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders' equity (as defined in our management agreement) at the end of each quarter. As a result, significant base management fees would be payable to PCM for a given quarter even if we experience a net loss during that quarter. PCM's right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, materially and adversely affect our ability to make distributions to our shareholders and the market price of our common shares.

        Conversely, PCM is also entitled to receive incentive compensation under our management agreement based on our performance in each quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on our core earnings (as defined in our management agreement) may lead PCM to place undue emphasis on the maximization of short-term cash-based income at the expense of other criteria, such as preservation of capital, maintaining sufficient liquidity and/or management of market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier and more speculative. PCM may also have a conflict of interest in deciding upon whether to sell any investment at a gain, thereby recognizing additional incentive compensation, or to hold such investment based on its long-term value. This could result in increased risk to the value and long-term performance of our portfolio.

The servicing fee structure could create a conflict of interest.

        For its services under our loan servicing agreement, PLS is entitled to base servicing fees that we believe are competitive with those charged by specialty servicers and are calculated as a percentage of the unpaid principal balance of the mortgage loans in our portfolio. Because the base servicing fees are calculated on this basis, PLS's interests may not be aligned with ours with regard to loan modifications that would reduce the unpaid principal balances of our mortgage loans. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In addition, to the extent we participate in HAMP (or other similar mortgage loan modification programs), PLS will be entitled to retain any incentive payments made to it in connection with our participation therein. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair market value.

        On our behalf, PLS also refinances performing and nonperforming loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, we have agreed to pay PLS fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. The amount of the origination fee is intended to reflect market rates and will be subject to review by our board of trustees from time to time. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender.

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

        Although we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that this policy will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas the PennyMac funds and other entities or accounts that PCM manages now or may manage in the future are not, or may not be, as applicable, so limited. In addition, PCM and/or the PennyMac funds and the other entities or accounts managed by PCM now or in the future may participate in some of our investments, which may not be the result of arm's length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities. As of December 31, 2011, the commitment periods for the PennyMac funds have ended and the ability of the PennyMac funds to make new investments has therefore been reduced.

        In addition, PNMAC's strategic investors, BlackRock and Highfields Capital, each own 34% of PNMAC. Affiliates of each of BlackRock and Highfields Capital currently manage investment vehicles and separate accounts that may compete directly or indirectly with us. BlackRock and Highfields Capital are under no obligation to provide us with any financial or operational assistance, or to present opportunities to us for matters in which they may become involved. We may enter into transactions with BlackRock or Highfields Capital or with market participants with which BlackRock or Highfields Capital has business relationships, and such transactions and/or relationships could influence the decisions made by PCM with respect to the purchase or sale of assets and the terms of such purchase or sale. Such activities could have an adverse effect on the value of the positions held by us, or may result in BlackRock and/or Highfields Capital having interests adverse to ours.

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

        In addition, when the current conditions in the mortgage market, the financial markets and the economy stabilize and/or improve, the availability of distressed residential mortgage loans that meet our investment objectives and strategies will likely recede, which could reduce our ability to invest in distressed mortgage assets. In anticipation of this decline in the supply of potential investments, we are investing capital in our correspondent lending activities and continue to reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying dislocations and opportunities in the mortgage market, but there can be no assurance that any of our strategies will be successful.

As a result of difficult conditions in the financial markets and the economy generally, the risks to our business strategies are high and there are no assurances that we will be successful in implementing those business strategies.

        The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage market, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and a declining real estate market have contributed to increased volatility and unclear expectations for the economy and markets going forward. The residential mortgage market has been severely affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns. There is no assurance that these conditions have stabilized or that they will not worsen. A continuation or increase in the volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our investments. Although we intend to purchase distressed mortgage loans at discounts to their unpaid principal balances, further deterioration in home prices or the value of our investments could require us to take charges that may be material.

The actions of the U.S. government, the Federal Reserve and the U.S. Treasury may materially and adversely affect our business.

        The U.S. government, the Federal Reserve, the U.S. Treasury and other governmental and regulatory bodies have taken and continue to take various actions to address the recent financial crisis. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

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

Mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the value of, and the returns on, the assets in which we intend to invest.

        The U.S. government, through the FHA, the FDIC and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

The conservatorship of Fannie Mae and Freddie Mac, along with any changes in laws and regulations affecting the roles of Fannie Mae and Freddie Mac, may materially and adversely affect our business.

        There is significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac since they were placed into conservatorship, there can be no assurance that such funding will be provided within the required time periods or that the actions of the U.S. Treasury will be adequate for their needs. If such funding is not provided as required, the Federal Housing Finance Agency (the "FHFA") would be obligated to place Fannie Mae and/or Freddie Mac into receivership. Further, Fannie Mae or Freddie Mac could be placed into receivership at the discretion of the FHFA at any time under certain circumstances. If the actions of the U.S. Treasury are inadequate and/or pending repurchase requests by Fannie Mae and Freddie Mac to lenders prove unsuccessful, or if Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. In addition, the future roles of Fannie Mae and Freddie Mac remain uncertain. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. The elimination of the traditional roles of Fannie Mae and Freddie Mac or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes a U.S. government Agency RMBS and could have broad adverse market implications. Such market implications are uncertain but could materially and adversely affect our business and the performance, liquidity and market value of our investments.

We leverage our investments, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

        We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments through repurchase agreements. When we enter into repurchase agreements, we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new market value of the collateral to reflect current market conditions. If such counterparties determine that the value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

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

        In addition, the repurchase agreements contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of facilities. The remedies for such events of default are also customary for these types of facilities and include the acceleration of the principal amount outstanding and the liquidation by the lender of the assets then subject to the respective facilities. If we default on one of our obligations under a repurchase agreement, the lender may be able to terminate the transaction, accelerate any amounts outstanding and cease entering into any other repurchase transactions with us. Because our repurchase agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Our other secured borrowings are subject to similar risks as those that apply to our repurchase agreements. Any losses we incur on our repurchase agreements and other secured borrowings could materially and adversely affect our earnings, financial condition and our cash available for distribution to our shareholders.

        We may in the future utilize other sources of borrowings, including bank credit facilities and structured financing arrangements, among others. The percentage of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders' and rating agencies' estimate of the stability of our investment portfolio's cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. We also own REO, for which there is currently limited financing available and no assurance of available financing in the future.

        Our governing documents contain no limitation on the amount of debt we may incur. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments will reduce cash flow available for distribution to shareholders. We may not be able to meet our debt service obligations and, to the extent that we cannot, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

As non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks which could result in losses to us.

        We may use securitization and other non-recourse long-term financing for our investments to the extent available. In such structures, our lenders typically would have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. Our inability to refinance any short-term facilities would also increase our risk because borrowings thereunder would likely be recourse to us as an entity. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

Future issuances of debt securities, which would rank senior to our common shares, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares, may materially and adversely affect the market price of our common shares.

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

        Upon liquidation, holders of our debt securities and other loans and preferred shares would receive a distribution of our available assets before holders of our common shares. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional common shares and to issue preferred shares on the terms and for the consideration it deems appropriate. We have issued, and intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation through our "at-the-market" equity program.

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

        Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest- earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. Changes in the level of interest rates also may affect our ability to make investments, the value of our investments (including our pipeline of mortgage loan commitments) and any related hedging instruments, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. In addition, in the event we acquire MSRs, decreasing interest rates may cause a large number of borrowers whose loans are being serviced by PLS to refinance, which may result in the loss of any such mortgage servicing business and associated write-downs of such MSRs. Any such scenario could materially and adversely affect us.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

        We pursue hedging strategies to reduce our exposure to changes in interest rates. Our hedging activity varies in scope based on the level of interest rates, the type of investments held, and other changing market conditions. However, while we enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus hedging activity, while intended to limit losses, may materially and adversely affect our results of operations and cash flows.

We utilize derivative instruments, which could subject us to risk of loss.

        We utilize derivative instruments for hedging purposes, which may include swaps, options and futures. However, the prices of derivative instruments, including futures and options, are highly volatile, as are payments made pursuant to swap agreements. As a result, the cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to shareholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

Competition may limit the availability of desirable investments and result in reduced risk-adjusted returns.

        Our profitability depends, in part, on our ability to continue to acquire our targeted investments at favorable prices. As described in greater detail elsewhere in this Report, we compete with other mortgage REITs, specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring distressed mortgage loans. Many of our competitors also have competitive advantages over us, including size, financial strength and risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

Our board of trustees has approved very broad investment policies for PCM and will not review or approve each investment decision. We may change our investment strategies and policies without shareholder consent, which may materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

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

        In addition, we may change our investment strategies and policies and targeted asset classes at any time without the consent of our shareholders, and this could result in our making investments that are different in type from, and possibly riskier than our current investments or the investments currently contemplated. Changes in our investment strategies and policies and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, which could materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

Our implementation of a correspondent lending operation could subject us to increased risk of loss.

        PCM has developed a correspondent lending operation whereby we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PCM will be successful in operating this business or that we will be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PCM may not be able to continue to source sufficient investment opportunities to justify the expenditure of such capital and other resources. In the event that PCM is unable to continue to source sufficient investment opportunities for this operation, there can be no assurance that we would be able to acquire such investments on favorable terms or at all, or that such investments, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these investments and/or may be unable to sell the resulting MBS in the securitization market on favorable terms or at all. We are also subject to the risk that the value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Our entry into the warehouse lending business could subject us to increased risk of loss.

        We intend to enter into the warehouse lending business through one or more of our subsidiaries. In connection with such activity, we will generally finance a mortgage loan originated by a correspondent lender under a master repurchase agreement, pursuant to which we will purchase the loan at a discount to its unpaid principal balance. Upon its sale of the loan to us or a third party, the correspondent lender would then repurchase the loan from us in an amount equal to our purchase price plus accrued interest through the date of repurchase.

        The ability of the correspondent lender to repurchase a loan from us may be contingent on its ability to sell such loan in an amount sufficient to pay us the full repurchase price. There can be no assurance that the correspondent lender will be able to sell the loan for an amount sufficient to repay our borrowings, or at all. As a result, we are subject to the credit risk of our correspondent lenders. If the correspondent lender is unable to sell the loan and unable to repay our borrowings, there can be no assurance that any value we are able to realize through a sale or liquidation of the underlying loan will be sufficient to avoid a loss of all or a portion of the amount of the borrowing. Such losses could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

        We and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are licensed or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed. Our failure or the failure by PLS to obtain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our direct business activities, result in civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business.

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

Compliance with changing regulation of corporate governance and public disclosure has and will continue to result in increased compliance costs and pose challenges for our management team.

        Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules, regulations and agencies promulgated thereunder, the Sarbanes-Oxley Act and SEC regulations, have created uncertainty for public companies and significantly increased the compliance requirements, costs and risks associated with accessing the U.S. public markets. Our management team has and will continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies, which has and will continue to lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

        Our business is highly dependent on the communications and information systems of PCM and PLS. Any failure or interruption of these systems could cause delays or other problems in our trading, investment and financing activities, which could have a material adverse effect on our results of operations and cash flows and on the market price of our common shares and ability to make distributions to our shareholders.

Terrorist attacks and other acts of violence or war may materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

        The terrorist attacks on September 11, 2001 disrupted the U.S. financial markets, including the real estate capital markets, and negatively impacted the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. The economic impact of these events could also materially and adversely affect the collectability of some of our loans and the credit quality of our loans and investments and the properties underlying our interests. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common shares to decline or be more volatile. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

Risks Related to Our Investments

The mortgage loans in which we invest and the mortgage loans underlying the MBS in which we invest subject us to delinquency, foreclosure and loss, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

        We invest in performing and nonperforming residential mortgage loans, and newly originated prime credit quality residential mortgage loans through our correspondent lending business. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. These risks are greater for nonperforming loans. In addition, we invest in RMBS that are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. The ability of borrowers to repay residential mortgage loans that we own, or underlying RMBS that we own, is dependent upon the income or assets of these borrowers.

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

        In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan plus advances made, which could have a material adverse effect on our cash flow from operations. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law.

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

        We acquire distressed residential mortgage loans and mortgage-related assets where the borrower has failed to make timely payments of principal and/or interest. We also acquire performing loans that subsequently become nonperforming. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If PLS as our primary and special servicer is not able to address the issues concerning these loans, we may incur significant losses. There are no limits on the percentage of nonperforming assets we may hold. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

We invest in subprime residential mortgage loans or RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

        We invest in subprime residential mortgage loans or RMBS backed by collateral pools of subprime residential mortgage loans, which are mortgage loans originated using underwriting standards that are less restrictive than the underwriting standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. Because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans or RMBS backed by subprime mortgage loans in which we invest could be correspondingly adversely affected, which could materially and adversely impact our business, financial condition, liquidity, and results of operations.

A significant portion of our investments is and will continue to be in the form of whole loan mortgages, which are subject to increased risks.

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

Our acquisition of mortgage servicing rights exposes us to significant risks.

        MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. We may acquire MSRs from the sale of mortgage loans where we assume the obligation to service the loan in connection with the sale transaction or we may purchase MSRs. Any MSRs we acquire are recorded at fair value on our balance sheet based upon significant estimates and assumptions. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans.

        The ultimate realization of the value of MSRs may be materially different than the fair values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

        Changes in interest rates are a key driver of the performance of MSRs since the values of MSRs are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in fair value of MSRs, our balance sheet, financial condition and results of operations would be susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

        Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets.

        Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from GSEs or mortgage owners for performing loans. We base the price we pay for MSRs on, among other things, our projections of the cash flows from related pools of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a negative impact on our financial results.

        Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subjected due by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition and results of operations.

RMBS and CMBS investments are subject to significant risks.

        We invest in RMBS and may invest in CMBS. RMBS evidence interests in or are secured by pools of residential mortgage loans and CMBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, RMBS and CMBS are subject to all of the risks of the respective underlying mortgage loans. In addition, the market value of mortgage securities will generally vary inversely with changes in market interest rates, declining when interest rates rise and rising when interest rates decline. However, mortgage securities, while having comparable risk of decline during periods of rising rates, usually have less potential for capital appreciation than other investments of comparable maturities due to the likelihood of increased prepayments of mortgages as interest rates decline.

Investments in subordinated loans and subordinated MBS could subject us to increased risk of losses.

        We invest in subordinated loans and may invest in subordinated MBS. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan, and the unpledged assets of the borrower may not be sufficient to satisfy our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In addition, in the case of commercial mortgage loans where senior debt exists, the presence of intercreditor arrangements may limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

        In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the "first loss" subordinated security holder and then by the "second loss" subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses. In addition, if the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or overvalued by the originator, or if the values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses.

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

Our investments in loans to and debt securities of real estate companies will be subject to the specific risks relating to the particular borrower or issuer of the securities and to the general risks of investing in real estate-related loans and securities, which could result in significant losses.

        We may invest in loans to and debt securities of real estate companies, including REITs. These investments involve special risks relating to the particular borrower or issuer of the securities, including the financial condition, liquidity, results of operations, business and prospects of the borrower or issuer. Investments in REIT debt securities may also be subject to risks relating to transfer restrictions, substantial market price volatility resulting from changes to prevailing interest rates, and, in the case of subordinated investments, the seniority of claims of banks and other senior lenders to the issuer. In addition, real estate companies often invest, and REITs generally are required to invest substantially, in real estate or real estate-related assets and are subject to some or all of the risks inherent with real estate and real estate-related investments referred to in this Report. These risks may adversely affect the value of our debt securities of real estate companies and the ability of the issuers thereof to make principal and interest payments in a timely manner, or at all, which could result in significant losses for us.

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

        Legislation has been proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process, which could result in us being held responsible for such violations. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could materially and adversely affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

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

Challenges to the MERS ® System could materially and adversely affect our business, results of operations and financial condition.

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

        Several legal challenges have been made disputing MERS's legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS's ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies referenced above may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect us.

A decline in the value of the real estate underlying our mortgage loans may result in reduced risk-adjusted returns.

        The value of the real estate that underlies mortgage loans is subject to market conditions. Changes in the real estate market may adversely affect the value of the collateral and thereby lower the value to be derived from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect equity in the property declines. Distressed loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments or refinance the restructured mortgage upon maturity.

Changes in prepayment rates could affect the value of our investment portfolio, which could result in losses or reduced earnings and materially and adversely affect the cash available for distribution to our shareholders.

        The value of our investment portfolio may be materially and adversely affected by prepayment rates on mortgage loans. Prepayment rates on loans are influenced by changes in market interest rates and a variety of economic, geographic and other factors beyond our control. Consequently, we cannot predict with certainty such prepayment rates, and no strategy can completely insulate us from prepayment or other such risks. Changes in prepayment rates may materially and adversely affect our ability to maintain targeted amounts of leverage on our portfolio and may result in losses or reduced earnings for us and materially and adversely affect the cash available for distribution to our shareholders.

Many of our investments are illiquid and we may not be able to vary our portfolio in response to changes in economic and other conditions.

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

Many of our investments are unrated or, where any credit ratings are assigned to our investments, they will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

        Many of our current investments are, and many of our future investments will not be, rated by any rating agency. Therefore, PCM's assessment of the value and pricing of our investments may be difficult and the accuracy of such assessment is inherently uncertain. However, certain of our investments may be rated. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would materially and adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

We may be materially and adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

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

        The risks associated with our investments are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investments with them in the event of a default on a particular investment because the value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. They may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Fair values of our investments are imprecise and may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

        The values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of PCM, our company or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM's estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

PCM utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

        Given the complexity of our investments and strategies, PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with hedging our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

Liability relating to environmental matters may impact the value of properties that we may acquire or the properties underlying our investments.

        Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner's ability to sell real estate, borrow using real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may materially and adversely affect the value of the relevant asset and/or our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.

        When we purchase nonperforming assets or newly originated loans through our correspondent lending operation, our counterparty typically makes customary representations and warranties to us about such assets or loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under our mortgage loan purchase agreements. Further, the majority of our nonperforming assets owned as of December 31, 2011 were purchased from or through one or more subsidiaries of Citigroup Inc., which is also one of our sources of financing. Our inability to obtain indemnity or require repurchase of a significant number of loans could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could materially and adversely affect our earnings.

        When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to a purchaser of mortgage loans are generally broader than those available to us against the originator or correspondent lender, and if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

 Risks Related to Our Organization and Structure

Certain provisions of Maryland law, our staggered board of trustees and certain provisions in our declaration of trust could each inhibit a change in our control.

        Certain provisions of the Maryland General Corporation Law (the "MGCL"), applicable to a Maryland real estate investment trust may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of such common shares.

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

        Further, our declaration of trust authorizes us to issue additional authorized but unissued common shares and preferred shares. Our board of trustees may, without shareholder approval, increase the aggregate number of our authorized common shares or the number of shares of any class or series that we have authority to issue and classify or reclassify any unissued common shares or preferred shares and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board may establish a class or series of common shares or preferred shares or take other actions that could delay or prevent a transaction or a change in our control that might involve a premium price for our common shares or otherwise be in the best interests of our shareholders.

Compliance with our Investment Company Act exclusion imposes limits on our operations.

        We intend to conduct our operations so that we are not required to register as an investment company under the Investment Company Act. However, our qualification for exclusion from registration under the Investment Company Act will limit our ability to make certain investments, as discussed below.

Failure to maintain our exclusion from registration under the Investment Company Act could materially and adversely affect us.

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

        In August 2011, the SEC solicited public comment through a concept release on a wide range of issues relating to the Section 3(c)(5)(C) exemption from the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage-related REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the exceptions and exclusions therefrom, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries' failure to maintain an exception or exclusion from the Investment Company Act, we could, among other things, be required to (a) restructure our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common shares, the sustainability of our business model, and our ability to make distributions to our shareholders, which could, in turn, materially and adversely affect our business and the market price of our common shares.

        Further, a loss of our Investment Company Act exclusion would allow PCM to terminate our management agreement with us, and our loan servicing agreement with PLS is subject to early termination in the event our management agreement is terminated for any reason. If either of these agreements is terminated, we will have to obtain the services on our own, and we may not be able to replace these services in a timely manner or on favorable terms, or at all. This would have a material adverse effect on our ability to continue to execute our business strategy.

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

        We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

Even if we qualify as a REIT, we face tax liabilities that reduce our cash flow, and a significant portion of our income may be earned through TRSs that are subject to U.S. federal income taxation.

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

        We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, TRSs, subject to the limitation that securities in TRSs may not represent more than 25% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRSs are subject to regular corporate income taxation.

The percentage of our assets represented by TRSs and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

        No more than 25% of the value of a REIT's assets may consist of stock or securities of one or more TRSs (at the end of each quarter). While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRSs below 25% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRSs below 25% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with both of these tests in all market conditions.

Dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

        Recently enacted legislation has extended, through taxable years beginning on or before December 31, 2012, the 15% maximum tax rate for dividends paid by certain corporations, as well as the 15% capital gains rate, applicable to eligible domestic shareholders that are individuals, trusts and estates. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

We have not established a minimum distribution payment level and no assurance can be given that we will be able to make distributions to our shareholders in the future at current levels or at all.

        We are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially and adversely affected by the risk factors discussed in this Report and any subsequent Quarterly Reports on Form 10-Q. Although we have made, and anticipate continuing to make, quarterly distributions to our shareholders, our board of trustees has the sole discretion to determine the timing, form and amount of any future distributions to our shareholders, and such determination will depend upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. Among the factors that could impair our ability to continue to make distributions to our shareholders are:

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

The REIT distribution requirements could materially and adversely affect our ability to execute our business strategies.

        We intend to continue to make distributions to our shareholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds on a short-term or long-term basis, or issue equity to meet the distribution requirements of the Internal Revenue Code.

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

        We acquire and/or expect to acquire in the secondary market debt instruments for less than their face amount, MBS issued with original issue discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time, but our ability to benefit from that bad debt deduction would depend on our having taxable income in that later taxable year. This possible "income early, losses later" phenomenon could materially and adversely affect us and our shareholders if it were persistent and in significant amounts.

The share ownership limits applicable to us that are imposed by the Internal Revenue Code for REITs and our declaration of trust may restrict our business combination opportunities.

        In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our declaration of trust, with certain exceptions, authorizes our board of trustees to take the actions that are necessary and desirable to preserve our qualification as a REIT. Under our declaration of trust, no person may own more than 9.8% by vote or value, whichever is more restrictive, of our outstanding common shares or more than 9.8% by vote or value, whichever is more restrictive, of our outstanding shares of beneficial interest. Our board may grant an exemption to the share ownership limits in its sole discretion, subject to certain conditions and the receipt of certain representations and undertakings. These share ownership limits are based upon direct or indirect ownership by "individuals," which term includes certain entities.

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

        The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT gross income tests in certain instances. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

If our operating partnership failed to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

        We believe that our operating partnership is organized and operated in a manner so as to be treated as a partnership, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, it is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated its share of our operating partnership's income. No assurance can be provided, however, that the Internal Revenue Service (the "IRS") will not challenge its status as a partnership for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our operating partnership as an association or publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our operating partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

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

The taxable mortgage pool ("TMP") rules may increase the taxes that we or our shareholders may incur, and may limit the manner in which we effect future securitizations.

        Certain of our securitizations may likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a "qualified REIT subsidiary." The requirement that a TMP be wholly owned by a REIT to be a qualified REIT subsidiary means that we would be precluded from holding equity interests in such a TMP through our operating partnership if the TMP were a U.S. entity that would be subject to taxation as a domestic corporation, unless our operating partnership itself formed another subsidiary REIT to own the TMP.

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

An IRS administrative pronouncement with respect to investments by REITs in distressed debt secured by both real and personal property, if interpreted adversely to us, could cause us to pay penalty taxes or potentially to lose our REIT status.

        Most of the mortgage loans that we acquire are acquired by us at a discount from their outstanding principal amount, because our pricing is generally based on the value of the underlying real estate that secures those mortgage loans.

        Treasury Regulation Section 1.856-5(c) (the "interest apportionment regulation") provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as "interest on obligations secured by mortgages on real property or on interests in real property." Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest "principal amount" of the loan during the year. The IRS has recently issued a revenue procedure, Revenue Procedure 2011-16, that contains an example regarding the application of the interest apportionment regulation. The example interprets the "principal amount" of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of PCM, at 6101 Condor Road, Moorpark, California, 93021.

Item 3.    Legal Proceedings

        From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2011, we were not involved in any material legal proceedings.

Item 4.    Mine Safety Disclosures

        Not applicable.

 PART II

Item 5.    Market for the Company's Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

        Our common shares began trading publicly on July 30, 2009, and are listed on the New York Stock Exchange (Symbol: PMT). As of March 6, 2012, we had 30,061,961 common shares outstanding, which were held by 13,361 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2011

	Stock price
			Cash dividends declared
Period Ended	High	Low
March 31, 2011	$19.04	$17.93	$—
June 30, 2011	$18.62	$16.14	$0.42
September 30, 2011	$17.26	$15.82	$0.50
December 31, 2011	$17.50	$15.14	$0.50

For the year ended December 31, 2010

	Stock price
			Cash dividends declared
Period Ended	High	Low
March 31, 2010	$17.34	$15.94	$—
June 30, 2010	$17.90	$15.82	$—
September 30, 2010	$18.02	$15.68	$0.35
December 31, 2010	$18.25	$17.12	$0.84

        We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Item 1A of this Report in the section entitled Risk Factors. All distributions are made at the discretion of our board of trustees and depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

Equity Compensation Plan Information

        We have adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in our operating partnership) and other awards based on our shares that may be made by us directly to our officers and trustees, and the members, officers, trustees, directors and employees of PCM, PLS, or their affiliates and to PCM, PLS and other entities that provide services to us and the employees of such other entities. The equity incentive plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. Our equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding common shares on a diluted basis at the time of the award. However, the total number of shares available for issuance under the plan cannot exceed 40 million.

        The following table provides information as of December 31, 2011 concerning our common shares authorized for issuance under our equity incentive plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	491,809	$—	1,819,900
Equity compensation plans not approved by security holders(2)	—	—	—

Total	491,809	$—	1,819,900

(1)
Represents our 2009 equity incentive plan.

(2)
We do not have any equity plans that have not been approved by our shareholders.

Item 6.    Selected Financial Data

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(In thousands, except per share data)
Condensed Statements of Operations:
Net investment income:
Net gain on investments	$82,643	$27,428	$152
Interest income	36,148	14,574	2,149
Other	9,823	2,052	—

	128,614	44,054	2,301

Expenses:
Interest	16,946	826	—
Loan servicing fees	14,186	2,987	—
Management fees	6,740	4,878	1,981
Compensation	5,161	2,627	1,303
Other	13,086	5,710	900

	56,119	17,028	4,184

Income (loss) before provision for income taxes	72,495	27,026	(1,883)
Provision for income taxes	8,056	2,543	—

Net income (loss)	$64,439	$24,483	$(1,883)

Condensed Balance Sheets:
Investments:
Short-term investments at fair value	$30,319	$—	$213,628
United States Treasury security	50,000	—	—
Mortgage-backed securities at fair value	72,813	119,872	83,771
Mortgage loans acquired for sale	232,016	3,966	—
Other mortgage loans	825,576	364,250	26,046
Real estate acquired in settlement of loans	103,549	29,685	—
Mortgage servicing rights	6,031	—	—

	1,320,304	517,773	323,445
Other assets	65,758	71,322	1,001

Total assets	$1,386,062	$589,095	$324,446

Borrowings:
Assets sold under agreements to repurchase	$631,313	$248,624	$—
Note payable secured by mortgage loans at fair value	28,617	—	—
Borrowings under forward purchase agreements	152,427	—	—

	812,357	248,624	—
Other liabilities	27,688	20,558	10,648

Total liabilities	840,045	269,182	10,648

Shareholders' equity	546,017	319,913	313,798

Total liabilities and shareholders' equity	$1,386,062	$589,095	$324,446

Per Share Data:
Earnings (loss):
Basic	$2.41	$1.46	$(0.11)
Diluted	$2.41	$1.44	$(0.11)
Cash dividends:
Declared	$1.42	$1.19	$—
Paid	$1.84	$0.77	$—
Period-end:
Share price	$16.62	$18.15	$17.18
Book value per share	$19.22	$19.01	$18.75

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

Overview

        We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling, securitizing or selling newly originated prime credit quality residential mortgage loans ("correspondent lending").

        We acquire distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

        We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development's Home Affordable Modification Program ("HAMP")), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. During the year ended December 31, 2011, we purchased $647.6 million of distressed mortgage loans and received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans totaling $147.3 million.

        Changes in the mortgage market have significantly reduced the outlets for sales of newly originated mortgage loans by mortgage lenders who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies and other investors or into securitizations. We believe these changes, along with recent reductions to government sponsored entity ("GSE") loan size limits and the reduced participation of large bank lenders due in part to anticipation of regulatory changes to securitization related capital requirements, provide us with the opportunity to act as a link between these loan originators and the Agency and securitization markets.

        During the year ended December 31, 2011, we purchased loans with fair values totaling $1.3 billion in furtherance of our correspondent lending strategy, of which $1.0 billion was purchased during the fourth quarter of the year. To the extent that we purchase loans that conform to standards to be FHA insured or Veterans Administration guaranteed, we sell such loans to PLS, which is a licensed Ginnie Mae issuer and seller/servicer. The Company receives a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that it sells to PLS under such arrangement. We held an inventory of mortgage loans acquired for sale totaling $232.0 million at December 31, 2011. To the extent that we transfer these loans into securitizations in the future, we intend to retain a portion of the securities created in the securitization transaction.

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

    We purchased $21.4 million of MBS during the year ended December 31, 2011. Our portfolio of MBS totaled $72.8 million at December 31, 2011.

  •
  Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

  •
  Acquisition of MSRs from liquidating and other institutions. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues may have contributed to their decision to reduce their portfolio of MSRs. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing capabilities and efficiencies of PLS to improve the assets' value. We would also seek to leverage the loan origination capabilities of PLS provided we are able to structure an arrangement whereby we could recapture any new MSRs created upon PLS's refinance of mortgage loans relating to our existing MSRs. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

    We received MSRs as proceeds on sale of mortgage loans with fair values totaling $6.1 million during the year ended December 31, 2011 and held MSRs with carrying values of $6.0 million as of December 31, 2011.

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

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities are conducted in two TRSs, which are subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRSs. We expect that the effective rate for the provision for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth, with economic data providing mixed reports on the economic recovery. During 2011, real U.S. gross domestic product expanded at an annual rate of 1.7% compared to 2.8% during 2010. Slow economic growth and pressure on state and federal government spending continued to affect unemployment rates during 2011. The national unemployment rate was 8.5% at December 31, 2011 compared to 9.4% at December 31, 2010. Unemployment has persisted at a seasonally adjusted rate at or above 9% for all but four months during the period from May 2009 through December 2011. High unemployment levels are reflected in increasing personal and business bankruptcy filings as well as high delinquency and foreclosure rates on residential mortgage loans.

        Distress in the banking industry persists at historically high levels. However, the rate of growth in the number of problem banks as identified by the FDIC appears to be slowing. As of December 31, 2011, the FDIC identified 813 problem banks, a decrease from 884 at December 31, 2010. The number of banks that have been seized is leveling off with 92 depository institutions seized during 2011 compared to 157 depository institutions seized in 2010.

        Residential real estate transactions continue to see historically low levels of activity as a result of continuing historically high levels of unemployment, restrictive loan underwriting standards and uncertainties about economic prospects. Foreclosure activity decreased by 34% during 2011 compared to 2010 as lenders address legal and documentation issues identified with their foreclosure processes.

        Thirty-year mortgage fixed mortgage interest rates ranged from a high of 5.05% to a low of 3.91% during 2011 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey). Interest rates generally trended downward throughout 2011.

        Our Manager continues to see substantial volumes of nonperforming residential mortgage loan sales by a limited number of sellers, which remain primarily sales of nonperforming loan pools (with a small but increasing number of sales of troubled but performing loans). During 2011, our Manager reviewed 88 mortgage loan pools with unpaid principal balances totaling approximately $13.6 billion. During 2011, we made acquisitions of distressed mortgage loans with unpaid principal balances totaling $1.4 billion, of which $1.2 billion were acquired from or through one or more subsidiaries of Citigroup Inc.

        We believe that the collapse of the independent mortgage company business model and the weakened condition of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for sale to a GSE. These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans. During the year ended December 31, 2011, we acquired $1.3 billion in fair value of newly originated mortgage loans and received proceeds on sale of $1.1 billion of such loans.

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

        We are generally not in a position to dispose of our mortgage loans following modification until adequate time has passed to establish a satisfactory payment history. As a result, our ability to realize gain on our modified loans is correspondingly deferred and our initial periods of operations have not included material levels of disposition transactions with regard to modified loans. As a result of our fair value accounting, in the event of a significant loan modification, we record a realized gain (or loss) to the extent that the fair value of the modified loan exceeded (or was less than) the fair value of the loan before modification.

        The gain or loss we realize on the sale or securitization of loans acquired through our correspondent lending activities is primarily determined by the price paid for the loans, the effectiveness of any hedging and other risk management activities we undertake, the sales price of the loan, changes in interest rates and the value of any MSRs received in the transaction. Certain of these factors are beyond our control. If all other factors hold constant, nonperforming loans generally increase in value as they are held by us, due to shorter time to, and increased certainty of, resolution. These changes in value represent unrealized gain or loss when recorded in our financial results. Therefore, when a loan is resolved, the amount of realized gain or loss recognized tends to be small compared to the differences between the cost of the loan and the proceeds received.

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

        Expenses.    We incur management and incentive fees payable to PCM that are determined based upon our equity and profitability, among other factors. We also incur loan servicing, origination and other fees payable to PLS that are determined by the size of our mortgage loan portfolio, the characteristics of our loans and the volumes of property resolution events, loan modifications and refinancing and correspondent lending volumes, among other factors. We also incur ongoing operating and administrative expenses necessary to conduct our business. In connection with investigating portfolios for investment, we are obligated to reimburse PCM's upfront expenses related to due diligence, credit and collateral evaluation and the costs to board the loans onto PCM's and PLS's systems. In some cases, these costs may not be recoverable from the selling party if PCM's bidding efforts are not successful.

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

        Rising Interest Rate Environment.    Rising interest rates increase our financing costs which may result in a net negative impact on our net interest income. With respect to our floating rate investments, such interest rate increases should result in increases in our net interest income because our floating rate assets will likely be greater in amount than the related floating rate liabilities. Similarly, such an increase in interest rates should generally result in an increase in our net interest income on future fixed-rate investments made by us because our fixed-rate assets would be greater in amount than our fixed-rate liabilities. We expect, however, that our fixed-rate assets would decline in value in a rising interest rate environment and that our net interest spreads on fixed rate assets could decline in a rising interest rate environment to the extent such assets are financed with floating rate debt.

        Changing Home Prices.    The state of the real estate market/home prices will determine proceeds from sale of real estate acquired in settlement of loans. While we make extensive efforts at anticipating real estate price trends and estimate those trends' effects on the valuations of our portfolios of mortgage loans and real estate acquired in settlement of loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of real estate acquired in settlement of loans. Conversely, declining real estate prices are expected to negatively affect our results of real estate acquired in settlement of loans. Likewise, expectations of rising home prices generally positively influence our estimates of the fair value of our nonperforming mortgage loans and declining home prices generally negatively influence our estimates of the fair value of our nonperforming mortgage loans. We cannot predict future home prices with any certainty.

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

  •
  Level 2—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.

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

  The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such loans or investments existed, or had such loans or investments been liquidated, and those differences could be material to the financial statements.

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" fair value financial statement items. We categorize our investments in non-Agency MBS as "Level 3" fair value financial statement items due to their illiquidity and the present lack of an active market for such securities.

        Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received, PCM's Capital Markets and Valuation staff review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers' indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and Valuation staff is reported to PCM's Valuation Committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust its fair value estimates to amounts different than the brokers' indications of value.

        Interest income on MBS is recognized over the life of the security using the interest method. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. We update our estimates of future cash flows monthly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. These estimates are difficult to predict and are subject to future events that will likely affect the realization of our estimates and interest income. Changes in fair value arising from other factors are recognized as a component of Net gain (loss) on investments.

  Mortgage Loans

        Mortgage loans are carried at their estimated fair values. Changes in the estimated fair value of mortgage loans are recognized in current period income. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gain on investments. Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing.

  •
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

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" fair value financial statement item. Fair value of real estate acquired in settlement of loans is determined by using a current estimate of value from a broker's price opinion, a full appraisal or the price given in a current contract of sale of the property. Changes in fair value and gains and losses on sale of real estate acquired in settlement of loans is recognized in the consolidated statement of operations under the caption Results of real estate acquired in settlement of loans.

  Mortgage Servicing Rights

        We recognize MSRs initially at their estimated fair values, either as proceeds from sales of mortgage loans where we assume the obligation to service the loan in the sale transaction, or from the purchase of MSRs. MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, we are responsible for loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate in settlement of the loans and property dispositions.

        The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. We receive a servicing fee generally of 0.25% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. We generally receive other remuneration including rights to various mortgagor-

contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties and we are generally entitled to retain the interest earned on funds held pending remittance for mortgagor principal, interest, tax and insurance payments. We also generally have the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as for new mortgages for those considering refinancing or purchasing a new home.

        The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our earnings. MSR values are estimated by PCM's Capital Markets and Valuation staff and are reviewed and approved by its senior management Valuation Committee. Therefore, we classify our MSRs as "Level 3" fair value financial statement items.

        We use a discounted cash flow approach to estimate the fair value of MSRs. This approach consists of projecting servicing cash flows discounted at a rate that our Manager assumes market participants would use in their determinations of value. The cash flow and prepayment assumptions used in our discounted cash flow model are based on market factors which our Manager believes are consistent with assumptions and data used by market participants valuing similar MSRs.

        The key assumptions used in the valuation of MSRs include mortgage prepayment speeds, cost to service the loans and discount rates. These variables can, and generally do, change from period to period as market conditions change.

        Our subsequent accounting for MSRs is based on the class of MSRs. Our Manager has identified two classes of MSRs: MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

  MSRs Accounted for Using the MSR Amortization Method

        We amortize MSRs accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment assumptions applicable at that time.

        We periodically assess MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset's carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, we recognize the impairment in current-period earnings and adjust the carrying value of the MSRs through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current-period earnings and we adjust the carrying value of the MSRs through a reduction in the valuation allowance. Value is not increased above amortized cost.

        We stratify our MSRs by predominate risk characteristic when evaluating for impairment. For purposes of performing our MSR impairment evaluation, we stratify our servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. We stratify fixed-rate loans into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool, we recognize impairment to the extent of the difference between the estimated fair value and the existing valuation allowance for that pool.

        Our Manager periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When our Manager deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance to adjust the carrying value to a level not in excess of amortized cost.

        Amortization and impairment of MSRs are included in current period results of operations as a component of Net servicing income.

  MSRs Accounted for at Fair Value

        Changes in fair value of MSRs accounted for at fair value are recognized in current period results of operations as a component of Net servicing income.

  Investment Consolidation

        We evaluate every investment with reference to the underlying entity that issued the loans or securities we acquire to determine whether to include the investment in our consolidated reporting group. We perform a similar analysis for each entity with which we make an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, or are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that is deemed the primary beneficiary of the VIE as indicated by the entity that has both the power to direct the activities of the VIE that most significantly impacts its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. We did not have variable interests in our affiliated service providers or our investments as of December 31, 2011.

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

        Our TRSs are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to management's judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Management recognizes tax benefits relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. We will classify any penalties and interest as a component of income tax expense.

Results of Operations Comparison—Years Ended December 31, 2011 ("2011") and 2010 ("2010"), and the Period from August 4, 2009 (Commencement of Operations) to December 31, 2009 ("2009")

        The following is a summary of our key performance measures for the periods presented:

			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Year ended December 31,
	2011	2010
	(in thousands, except per share amounts)
Net investment income	$128,614	$44,054	$2,301
Pre-tax income by segment:
Investment	$65,223	27,026	(1,883)
Correspondent lending(1)	$7,272	$—	$—
Net income (loss)	$64,439	$24,483	$(1,883)
Earnings (loss) per share:
Basic	$2.41	$1.46	$(0.11)
Diluted	$2.41	$1.44	$(0.11)
Dividends per share:
Declared	$1.42	$1.19	$—
Paid	$1.84	$0.77	$—
Asset acquisitions:
Correspondent lending	$1,318,763	$30,059	$—
Investment activities	677,583	509,590	119,095

Total asset acquisitions	$1,996,346	$539,649	$119,095

Share price:
High	$19.04	$18.25	$20.00
Low	$15.14	$15.68	$16.70
At period end	$16.62	$18.15	$17.18
At period end:
Mortgage loans acquired for sale at fair value	$232,016	$3,966	$—
Total investments(2)	$1,007,969	$513,807	$109,817
Total assets	$1,386,062	$589,095	$324,446
Book value per share	$19.22	$19.01	$18.75

(1)
Correspondent lending activity was negligible through 2010 and was not separately reported.

(2)
Mortgage-backed securities, mortgage loans (excluding correspondent lending mortgage loans), REO and MSRs.

        During 2011, we recorded net income of $64.4 million, or $2.41 per diluted share. Our net income for 2011 reflects net gains on our investments in financial instruments totaling $90.3 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $62.1 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $36.1 million of interest income. Our results also reflect the growth in our correspondent lending segment. During 2011, we purchased $1.3 billion in fair value of newly originated mortgage loans, $1.0 billion of which were purchased during the fourth quarter. We recognized gains on such loans totaling approximately $7.6 million. At December 31, 2011, we held mortgage loans acquired for sale with fair values totaling $232.0 million.

        During 2010, we recorded net income of $24.5 million, or $1.44 per diluted share. Our net income reflects net gains on our investments in financial instruments totaling $27.4 million, including $11.1 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $14.6 million of interest income. Our net income for 2010 does not include provision for approximately $500,000 of common overhead costs relating to the quarter ended March 31, 2010 that were otherwise due to PCM because PCM waived recovery of such costs through the first quarter of 2010 as discussed below.

        During 2009, our operations were limited to investment of proceeds of our IPO into our short-term investments and purchase of certain short-lived MBS pending reinvestment of the proceeds into our targeted asset classes. The net loss of $1.9 million, or $0.11 per diluted share, reflects the low yield on the temporary investments held pending investments in our targeted asset classes that did not offset the management fees and other expenses incurred during the period. The net loss does not include provision for reimbursement to PCM of $771,000 of common overhead costs allowable under our management agreement with PCM because recovery of such costs was waived by PCM.

        PCM management waived recovery of common overhead during our startup period through March 31, 2010. From March 31, 2010, PCM has not waived, and we believe that PCM does not intend to waive in the future, recovery of common overhead costs. Our results for the years ended December 31, 2011 and 2010 include provision for reimbursement of $3.8 million and $1.4 million, respectively, of common overhead expenses.

  Net Investment Income

        During 2011, we recorded net investment income of $128.6 million, comprised primarily of net gains on investments in financial instruments of $90.3 million supplemented by $36.1 million of interest income and $1.1 million from results of REO. This compares to net investment income of $44.1 million recognized during 2010, comprised primarily of $27.4 million of net gains on investments in financial instruments, supplemented by $14.6 million of interest income and $2.0 million of gains from results of REO. During 2009, we recorded net investment income of $2.3 million, comprised primarily of $2.1 million of interest income.

        The growth and shift in net investment income reflects the incomplete deployment of the proceeds from our IPO and concurrent offering and the short time in which we held the assets during the first part of 2010, followed by complete deployment of our IPO and concurrent offering proceeds, growth through leveraging of our shareholders' equity and additional issuances of common shares beginning in late 2010 through December 31, 2011.

        Net investment income on financial instruments is summarized below for the periods presented:

	Year ended December 31, 2011
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$100	$—	$100	$100	$44,686	0.22%	0.22%
United States Treasury security	$—	$—	$—	$—	$—	548	0.00%	0.00%
Mortgage-backed securities:
Non-Agency subprime	(2,643)	380	1,746	2,126	(517)	72,027	2.91%	(0.71)%
Non-Agency Alt-A	40	648	218	866	906	11,602	7.36%	7.70%
Non-Agency prime jumbo	(209)	208	29	237	28	7,639	3.06%	0.36%

Total mortgage-backed securities	(2,812)	1,236	1,993	3,229	417	91,268	3.49%	0.45%

Mortgage loans:
At fair value	71,098	29,603	—	29,603	100,701	568,922	5.13%	17.46%
Under forward purchase agreements at fair value	14,357	1,131	—	1,131	15,488	66,308	1.68%	23.04%
Acquired for sale at fair value	7,633	2,085	—	2,085	9,718	47,931	4.29%	20.00%

Total mortgage loans	93,088	32,819	—	32,819	125,907	683,161	4.74%	18.18%

	$90,276	$34,155	$1,993	$36,148	$126,424	$819,663	4.35%	15.22%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$873	$—	$873	$873	$78,021	1.10%
Mortgage loans at fair value	—	8,901	741	9,642	9,642	233,594	4.07%
Mortgage loans acquired for sale at fair value	—	1,167	1,259	2,426	2,426	43,713	5.47%
Real estate acquired in settlement of loans	—	360	275	635	635	8,341	7.52%
Note payable secured by mortgage loans at fair value	—	212	42	254	254	8,265	3.03%
Borrowings under forward purchase agreements	—	3,116	—	3,116	3,116	74,864	4.11%

	$—	$14,629	$2,317	$16,946	$16,946	$446,798	3.74%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

	Year ended December 31, 2010
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$86	$—	$86	$86	$69,405	0.13%	0.13%
Mortgage-backed securities:
Non-Agency subprime	(271)	320	2,606	2,926	2,655	61,390	4.70%	4.26%
Non-Agency Alt-A	254	1,136	643	1,779	2,033	21,383	8.21%	9.38%
Non-Agency prime jumbo	250	443	38	481	731	14,242	3.33%	5.06%

Total mortgage-backed securities	233	1,899	3,287	5,186	5,419	97,015	5.27%	5.51%

Mortgage loans:
At fair value	27,195	9,250	—	9,250	36,445	176,238	5.18%	20.40%
Acquired for sale at fair value	18	52	—	52	70	1,881	2.73%	3.74%

Total mortgage loans	27,213	9,302	—	9,302	36,515	178,119	5.15%	20.22%

	$27,446	$11,287	$3,287	$14,574	$42,020	$344,539	4.17%	12.03%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$620	$—	$620	$620	$44,590	1.39%
Mortgage loans at fair value	—	206	—	206	206	6,148	3.35%
Mortgage loans acquired for sale at fair value	—	—	—	—	—	20	3.66%

	$—	$826	$—	$826	$826	$50,758	1.63%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

	Period from August 4, 2009 (commencement of operations) to December 31, 2009
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$202	$—	$202	$202	$252,387	0.19%	0.19%
Mortgage-backed securities:
Non-Agency subprime	87	43	784	827	914	24,276	8.17%	9.22%
Non-Agency Alt-A	226	540	300	840	1,066	23,450	8.59%	11.14%
Non-Agency prime jumbo	(161)	212	56	268	107	15,566	4.13%	1.68%

Total mortgage-backed securities	152	795	1,140	1,935	2,087	63,292	7.33%	8.08%
Mortgage loans at fair value	—	12	—	12	12	174	16.45%

	$152	$1,009	$1,140	$2,149	$2,301	$315,853	1.63%

Liabilities:	$—	$—	$—	$—	$—	$—

(1)
Amounts in this column represent accrual of unearned discounts.

  Net Gain (Loss) on Investments

        During 2011, we recognized net gains on financial instruments totaling $90.3 million compared to $27.4 million and $152,000 in 2010 and 2009, respectively. The increase in 2011 as compared to 2010 is due primarily to growth in our portfolio of investments in financial instruments, compounded by a change in the mix of our investments toward a higher concentration of mortgage loans at fair value. We recognized higher fair value returns on our investment in mortgage loans at fair value as compared to MBS and our average investment in mortgage loans at fair value increased from 51% of the average balance of our investments in 2010 to 78% of the average balance of our investments in 2011. Our average portfolio balance increased $474.6 million or 138% during 2011 as compared to 2010.

        During 2011, we recognized net valuation losses on our portfolios of MBS totaling $2.8 million compared to net valuation gains of $233,000 and $152,000 in 2010 and 2009, respectively. The valuation losses reflect, in part, marketplace concerns regarding the potentially growing supply of MBS similar to those we hold as a result of sales by the Federal Reserve Bank and other entities, marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities may remain slow or slow further due to regulatory actions relating to servicers' foreclosure activities, and marketplace concern regarding servicers' behavior with respect to advancing and modification practices. Valuation of certain MBS has also decreased due to reduced credit support from subordinate tranches. The weighted average discount rate of the non-Agency subprime MBS, the most sizable component of our MBS portfolio, increased from 4.5% at December 31, 2010 to 8.0% at December 31, 2011, reflective of these market factors.

        Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements under fair value are summarized below for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Valuation changes(1):
Performing loans	$9,542		$—
Nonperforming loans	55,730		—

	65,272	$10,754	—
Payoffs	19,950	12,036	—
Sales	233	4,405	—

	$85,455	$27,195	$—

(1)
Comparative prior period information was not maintained.

        The net gains on mortgage loans arising from valuation changes were due primarily to changes in home prices during 2011 that were more positive than had been projected and to changes in value of loans as the loans moved through the resolution process and as nonperforming loans were reinstated. Our valuation gains for the year ended December 31, 2011 also reflect an increase in the collectability of claims on government-insured loans as well as increasing demand for distressed mortgage loans as reflected in increased transaction prices. As a result of this market observation, the discount rates we use to estimate the fair value of certain of our mortgage loans were decreased.

        The increase in valuation changes in 2011 as compared to 2010 is due to the growth and seasoning of our portfolio of mortgage loans at fair value (including mortgage loans under forward purchase agreements). Our average investment in mortgage loans at fair value increased $459.0 million or 260% from 2010 to 2011. Furthermore, our initial acquisitions of mortgage loans at fair value occurred in December of 2009 and were only beginning to move through the resolution process during 2010.

        Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets:

			Range (Weighted Average)
Financial Statement Item	Valuation Technique	Key Inputs	December 31, 2011	December 31, 2010
Mortgage-backed securities(1):	Broker indication of value(6)
Non-Agency subprime		Discount rate	3.1% - 23.0%	2.9% - 17.3%
			(8.0)%	(4.5)%
		Prepayment speed(2)	0.1% - 8.4%	0.1% - 5.3%
			(4.4)%	(1.5)%
		Default speed(3)	3.6% - 19.8%	3.6% - 19.2%
			(12.3)%	(10.5)%
		Collateral remaining loss	23.9% - 63.7%	12.1% - 56.6%
		percentage(4)	(47.0)%	(36.9)%
Non-Agency Alt-A		Discount rate	4.4% - 10.0%	5.0% - 11.4%
			(6.2)%	(7.1)%
		Prepayment speed(2)	0.5% - 8.9%	0.9% - 10.1%
			(5.4)%	(6.7)%
		Default speed(3)	3.0% - 11.5%	4.2% - 21.2%
			(9.7)%	(12.3)%
		Collateral remaining loss	11.4% - 36.4%	10.5% - 41.1%
		percentage(4)	(26.0)%	(22.8)%
Non-Agency prime jumbo		Discount rate	6.5% - 6.5%	2.7% - 2.7%
			(6.5)%	(2.7)%
		Prepayment speed(2)	14.3% - 14.3%	14.7% - 14.7%
			(14.3)%	(14.7)%
		Default speed(3)	1.5% - 1.5%	1.5% - 1.5%
			(1.5)%	(1.5)%
		Collateral remaining loss	0.4% - 0.4%	0.6% - 0.6%
		percentage(4)	(0.4)%	(0.6)%
Mortgage loans at fair value	Discounted cash flow	Discount rate	9.1% - 20.7%	9.1% - 18.7%
			(14.4)%	(13.8)%
		Twelve-month projected	-0.9% - 2.3%	-3.4% - 6.4%
		housing price index change	(-0.3)%	(-2.6)%
		Prepayment speed(5)	0.2% - 6.2%	0.2% - 7.5%
			(2.3)%	(2.8)%
		Total prepayment speed (Life	1.0% - 33.8%	0.4% - 38.6%
		total CPR)	(25.4)%	(31.9)%
Mortgage loans under forward purchase agreements at fair value	Discounted cash flow	Discount rate	16.3% - 20.8%	—
			(17.1)%
		Twelve-month projected	-0.5% - -0.4%
		housing price index change	(-0.5)%	—
		Prepayment speed(5)	0.7% - 0.8%	—
			(0.8)%
		Total prepayment speed (Life	30.1% - 33.3%
		total CPR)	(32.7)%	—

(1)
With respect to mortgage-backed securities, key inputs are those used to evaluate broker indications of value.

(2)
Prepayment speed is measured using one year Voluntary Conditional Prepayment Rate ("CPR").

(3)
Default speed is measured using one year Constant Default Rate ("CDR").

(4)
The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.

(5)
Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate ("CPR").

(6)
For indications of value received, PCM's Capital Markets and Valuation staff review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers' indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and Valuation staff is reported to PCM's Valuation Committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers' indications of value.

        We monitor and value our investments in pools of distressed mortgage loans, with each acquisition being a unique pool. Most of the measures we use to value and monitor the loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level. Since the predominant feature of most of the loan pools we purchase is that they are distressed, the characteristics of the individual loans, such as loan size, loan-to-value ratio and current delinquency status, can vary widely within a pool.

        The weighted average discount rate used in the valuation of mortgage loans at fair value increased slightly from 13.8% at December 31, 2010 to 14.4% at December 31, 2011 due to higher yielding portfolio additions during 2011 offset by a decrease in certain pools' discount rates resulting from increasing market demand for distressed mortgage loans.

        The weighted average twelve month projected housing price index ("HPI") change improved from -2.6% at December 31, 2010 to -0.3% at December 31, 2011. This improvement primarily reflects the movement of the portfolio toward the projected housing price bottom with the passage of time.

        The total prepayment speed of our mortgage loans at fair value portfolio decreased from 31.9% at December 31, 2010 to 25.4% at December 31, 2011, primarily due to a greater than expected volume of reinstatements of nonperforming loans and lower than expected rates of defaults of distressed performing loans as well as lengthening of expected liquidation timelines.

        While we believe that the Company's current fair value estimates are representative of fair value at the reporting date, the market for our mortgage assets is illiquid with very few market participants. Furthermore, our business strategy is to enhance value during the period in which the loans are held; any resulting appreciation or depreciation in the fair value of the loans is recorded during such holding period and ultimately realized at the end of the holding period.

        During 2011 and 2010, we recognized gains on mortgage loan payoffs as summarized below:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009(1)
	2011	2010
	(dollars in thousands)
Number of loans	674	258	—
Unpaid principal balance	$226,338	$63,090	$—
Gain recognized at payoff	$19,950	$12,036	$—

(1)
Our initial acquisitions of mortgage loans at fair value occurred on December 31, 2009.

        The increase in gains recognized at payoff reflects the significant growth in the average balance of our mortgage loan portfolio of $459.0 million, or 260+%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, partly offset by certain of the acquisitions we made during 2010 that provided large gains on payoffs very early in the acquisition and holding period. Acquisitions made during 2011 did not result in similar gains.

        During 2011 and 2010, we recognized gains on sales of distressed mortgage loans as summarized below:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009(1)
	2011	2010
	(dollars in thousands)
Number of loans	13	188	—
Unpaid principal balance	$5,524	$62,549	$—
Gain recognized at sale	$233	$4,405	$—

(1)
Our initial acquisitions of mortgage loans at fair value occurred on December 31, 2009.

        The following table presents a summary of loan modifications completed for the periods presented:

					Period from August 4, 2009 (commencement of operations) to December 31, 2009(3)
	Year ended December 31,
	2011		2010
Modification type(1)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)
	(dollars in thousands)
Rate reduction	276	$66,812	34	$9,313	—	$—
Term extension	114	30,848	16	4,925	—	$—
Capitalization of interest and fees	365	88,815	34	9,657	—	$—
Principal forbearance	34	11,089	6	2,165	—	$—
Principal reduction	193	46,375	2	907	—	$—
Total	365	88,815	35	9,891	—	$—

(1)
Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)
Before modification.

(3)
Our initial acquisitions of mortgage loans at fair value occurred on December 31, 2009.

        The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

					Period from August 4, 2009 (commencement of operations) to December 31, 2009(1)
	Year ended December 31,
	2011		2010
Category	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification
	(dollars in thousands)
Unpaid principal balance	$243	$220	$283	$297	$—	$—
Remaining term (months)	311	354	315	369	—	—
Interest rate	6.77%	3.86%	6.79%	2.77%
Forbeared principal	$—	$4	$—	$10	$—	$—

(1)
Our initial acquisitions of mortgage loans at fair value occurred on December 31, 2009.

  Interest Income

        The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Length of Period	Rate	Volume	Total change
	(in thousands)
Short-term investments	$52	$(38)	$14	$289	(118)	(287)	$(116)
Mortgage-backed securities:
Non-Agency subprime	(1,247)	447	(800)	1,186	(1,086)	1,999	2,099
Non-Agency Alt-A	(168)	(745)	(913)	1,203	(66)	(198)	939
Non-Agency prime jumbo	(36)	(208)	(244)	383	(113)	(57)	213

Total mortgage-backed securities	(1,451)	(506)	(1,957)	2,772	(1,265)	1,744	3,251

Mortgage loans(1):
Acquired for sale at fair value	47	1,986	2,033	—	—	52	52
At fair value	(80)	20,433	20,353	—	—	9,238	9,238
Under forward purchase agreements at fair value	—	1,131	1,131	—	—	—	—

Total mortgage loans	(33)	23,550	23,517	—	—	9,290	9,290

	$(1,432)	$23,006	$21,574	$3,061	$(1,383)	$10,747	$12,425

(1)
Since we made our initial investment in mortgage loans on December 31, 2009, we recognized only $12,000 of interest income relating to mortgage loans in 2009. Therefore, for purposes of this analysis, all of the change in interest income during 2010 vs 2009 is attributed to increase in volume.

        In 2011 we earned interest income of $36.1 million, compared to $14.6 million and $2.1 million in 2010 and 2009, respectively.

        In 2010, we reinvested our short-term investments into our targeted asset classes, resulting in a substantial decrease in interest income from the former investment. During 2009, most of our investments were held in short-term investments, a money market fund, which is managed by a strategic investor in the parent company of PCM. This investment was made pending identification and acquisition of higher yielding investments in our targeted asset classes.

        In 2011, we earned interest income of $3.2 million and recognized net fair value losses totaling $2.8 million on our portfolio of MBS. The decrease of $2.0 million in interest income on our MBS during 2011 compared to 2010 is attributable to a decrease in the yield on our portfolio of MBS from 5.27% to 3.49%. This decrease was compounded by a $5.8 million decrease in the average investment in MBS during 2011 as compared to 2010. These comparisons reflect the growth of our investment in MBS during 2010, followed by net repayments of the securities as investments in mortgage loans became our primary investment activity later in 2010 through December 31, 2011.

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

        At December 31, 2011, our portfolio of primarily currently cash flowing, senior priority MBS had an average yield of 7.70% and an estimated remaining life of approximately 1.55 years. We invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition. At December 31, 2010, our portfolio of MBS was primarily comprised of currently cash flowing securities with an average yield of 4.69% and an estimated remaining life of approximately 0.93 years.

        In 2011 we recognized interest income on mortgage loans at fair value of $32.8 million, which compares to $9.3 million in 2010. During the year ended December 31, 2011, we recognized annualized interest of 4.77% on our portfolio of mortgage loans (excluding mortgage loans acquired for sale at fair value) as measured by the portfolio's average fair value. This compares to 5.18% for the year ended December 31, 2010.

        The increase in interest income is due primarily to growth in the average balance of our mortgage loan portfolio of $459.0 million or 260% for the year ended December 31, 2011 when compared to the year ended December 31, 2010. This growth in interest income for the year ended December 31, 2011 was partially offset by a decrease in the yield on the loans from 5.15% in 2010 to 4.74% in 2011. The decrease in yield in 2011 as compared to 2010 is due primarily to the addition of pools of loans with lower interest rates during the period from September 30, 2010 through December 31, 2011. At December 31, 2010, our investment in performing mortgage loans had a weighted-average coupon of 5.73%; at December 31, 2011, our investment in performing mortgage loans had a weighted-average coupon of 4.61%.

        At December 31, 2011, approximately 75% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 76% at December 31, 2010. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio's average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans' unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

        The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At December 31, 2011, we held $616.0 million in fair value of nonperforming loans and $103.5 million in carrying value of REO.

  Net Gain on Mortgage Loans Acquired for Sale

        During the year ended December 31, 2011, we recorded a net gain of $7.6 million on mortgage loans acquired for sale which included approximately $6.1 million in fair values of MSRs received as part of the proceeds from our correspondent lending loan sales. During the year ended December 31, 2010, we recorded a gain of $18,000 on mortgage loans acquired for sale which arose from the sale of a portion of a pool of distressed loans that was contemplated in the acquisition of these loans.

        We recognized gains on mortgage loans acquired for sale as summarized below:

			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Year ended December 31,
	2011	2010
	(in thousands)
Cash gain (loss):
Loan proceeds	$(1,571)	$78	$—
Hedging activities	(4,794)	20	—

	(6,365)	98	—

Non-cash gain:
Change in fair value of commitments to purchase loans	5,772	—	—
Receipt of MSRs in loan sale transactions	6,073	—	—
Provision for losses relating to representations and warranties provided in loan sales	(205)	(12)	—
Change in fair value of loans and hedging derivatives held at year-end:			—
Mortgage loans	6,192	(24)	—
Hedging derivatives	(3,834)	(44)	—

	2,358	(68)	—

	$7,633	$18	$—

Fair value of loans sold during the period	$1,096,378	$26,071	$—

Fair value of mortgage loans acquired for sale at period-end:	$232,016	$3,966	$—

        Our gain on mortgage loans acquired for sale includes both cash and non cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs. MSRs represent the value of a contract that obligates us to service the mortgage loans we sell on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans. We also provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties we provide to the purchasers of the loans we sell.

        Our hedging activities primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS. Following is a summary of the notional activity in our hedging derivatives for the period presented:

	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year
	(in thousands)
Year ended December 31, 2011
MBS Put Options	$—	$66,000	$(38,000)	$28,000
MBS Call Options	$—	$13,000	$(8,000)	$5,000
Forward sales contracts	$—	$1,052,466	$(694,175)	$358,291

        The Company did not have any hedging derivative contracts on or before December 31, 2010.

  Results of Real Estate Acquired in Settlement of Loans

        Results from REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2011, we recorded net gains of $1.1 million in results of real estate acquired in settlement of loans as compared to net gains totaling $2.0 million for the year ended December 31, 2010. The decrease in gain between the year ended December 31, 2010 and the year ended December 31, 2011 is primarily due to valuation adjustments recorded during 2011 as compared to 2010 due to the longer period the properties were held during 2011 as compared to 2010.

Expenses

        Our expenses for the years ended December 31, 2011 and 2010 and for the period from August 4, 2009 (commencement of operations) to December 31, 2009 are summarized below:

	2011	2010	2009
	(in thousands)
Interest	$16,946	$826	$—
Loan servicing fees	14,186	2,987	—
Management fees	6,740	4,878	1,981
Compensation	5,161	2,627	1,303
Professional services	4,434	2,581	471
Other	8,652	3,129	429

Total expenses	$56,119	$17,028	$4,184

        Increased expenses during the year ended December 31, 2011 compared to the same period in 2010 were a result of the growth in the Company's investment portfolio and the use of borrowings beginning in the fourth quarter of 2010 to finance that growth.

        The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	2011 vs. 2010			2010 vs. 2009
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Length of period	Rate	Volume	Total change
	(in thousands)
Assets sold under agreements to repurchase:
Securities	$(149)	$402	$253	$—	$—	$620	$620
Mortgage loans acquired for sale at fair value	1	2,425	2,426	—	—	206	206
Mortgage loans at fair value	54	9,382	9,436	—	—	—	—
Real estate acquired in settlement of loans	—	635	635	—	—	—	—
Note payable secured by mortgage loans at fair value	—	254	254	—	—	—	—
Borrowings under forward purchase agreement	—	3,116	3,116	—	—	—	—

	$(94)	$16,214	$16,120	$—	$—	$826	$826

        During the year ended December 31, 2011, we incurred interest expense totaling $16.9 million as compared to $826,000 during the year ended December 31, 2010. Our interest cost was 3.74% for 2011 as compared to 1.63% for 2010. The increase in interest cost reflects the changing nature of assets we are financing. During 2010, we financed MBS which provides for financing at lower rates as compared to nonperforming mortgage loans, which represented most of the assets we financed during 2011. Interest expense during 2011 reflects our strategy to employ leverage in our efforts to increase our investing capacity after fully deploying the proceeds of our initial equity offerings.

        Loan servicing fees also grew substantially from $3.0 million in 2010 to $14.2 million as our average investment in mortgage loans increased by 260% during the year ended December 31, 2011. Included in loan servicing fees in 2011 and 2010 were activity-based fees of $3.2 million and $1.2 million, respectively, relating to the liquidation of loans.

        Compensation expense increased as the result of additional grants of restricted share units to our officers and trustees as well as certain employees of PCM and its affiliates during the quarter ended March 31, 2011. Professional services expense increased during the year ended December 31, 2011 as compared to the year ended December 31, 2010 due to our heightened level of mortgage investment acquisition activity and to costs related to obtaining financing for our acquisitions.

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

  Income Taxes

        The Company has elected to treat two of its subsidiaries as TRSs. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in 2011, 2010 or 2009. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated statements of income.

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Most of the 2011 distributions and all of the 2010 distributions will be characterized as ordinary income. Approximately 5% of the 2011 distribution will be characterized as long term capital gain. There were no distributions for 2009 as there was a tax loss in 2009.

        The following table reflects the differences between consolidated income and taxable REIT income that is distributed for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in millions)
Consolidated pre-tax income:	$72.5	$27.0	$(1.9)
Income from TRSs	(18.9)	(6.2)	0.1
Other	1.7	—	—

REIT income before taxes	55.3	20.8	(1.8)
REIT temporary differences:
MBS valuation	2.5	0.9	(0.1)
Loan valuation	(18.9)	(1.5)	—
Other	2.3	(0.7)	0.3

Total temporary differences	(14.1)	(1.3)	0.2

REIT taxable income	41.2	19.4	(1.6)
NOL carryover	—	(1.6)	1.6

REIT distributable income	41.2	17.8	—
Dividends paid during year	(46.6)	(12.9)	—
Amount allocated to/from subsequent year	4.9	(4.9)	—

Return of capital	$(0.5)	$—	$—

Balance Sheet Analysis

        Following is a summary of key balance sheet items as of the dates presented:

	December 31, 2011	December 31, 2010
	(in thousands)
ASSETS
Cash	$14,589	$45,447
Investments:
Short-term investments	30,319	—
United States Treasury security	50,000	—
Mortgage-backed securities at fair value	72,813	119,872
Mortgage loans acquired for sale at fair value	232,016	3,966
Mortgage loans at fair value	696,266	364,250
Mortgage loans under forward purchase agreements at fair value	129,310	—
Real estate acquired in settlement of loans	80,570	29,685
Real estate acquired in settlement of loans under forward purchase agreements	22,979	—
Mortgage servicing rights	6,031	—

	1,320,304	563,220
Other assets	51,169	25,875

Total assets	$1,386,062	$589,095

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$115,493	$101,202
Mortgage loans acquired for sale at fair value	212,677	2,494
Mortgage loans at fair value	275,649	144,928
Real estate acquired in settlement of loans	27,494	—
Note payable secured by mortgage loans at fair value	28,617	—
Borrowings under forward purchase agreements	152,427	—

	812,357	248,624
Other liabilities	27,688	20,558

Total liabilities	840,045	269,182

SHAREHOLDERS' EQUITY	546,017	319,913

Total liabilities and shareholders' equity	$1,386,062	$589,095

        Total assets increased $797.0 million, or 135%, during the period from December 31, 2010 to December 31, 2011. Growth in total assets reflects growth of investments totaling $757.1 million or 134% during the period. We financed our asset growth through additional borrowings of $563.7 million and through issuance of additional common shares for net proceeds of $197.5 million. We made investments (excluding the purchase of correspondent lending loans) totaling $751.8 million and received proceeds from sales and repayments of those assets totaling $279.4 million. We also purchased newly-originated mortgage loans totaling approximately $1.3 billion and received proceeds (including MSRs) from the sale of those loans totaling approximately $1.1 billion in our correspondent lending operations. Our acquisitions are summarized below.

Asset Acquisitions

  Investment Portfolio

        Following is a summary of our acquisitions of mortgage investments (excluding correspondent lending mortgage loans) for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
MBS	$21,420	$91,141	$93,049
Distressed mortgage loans(1)(2)
Performing	52,256	33,745	26,046
Nonperforming	595,353	383,466	—

	647,609	417,211	26,046
REO	2,475	1,238	—
MSRs	6,079	—	—

	$677,583	$509,590	$119,095

(1)
Performance status as of the date of acquisition.

(2)
$575.5 million of our distressed asset purchases during the year ended December 31, 2011 were acquired from or through one or more subsidiaries of Citigroup Inc.

        Our acquisitions during the year ended December 31, 2010 reflect continuing investment of the proceeds from our initial public offering which we completed during August of 2009. Our acquisitions during the year ended December 31, 2011 primarily reflect a subsequent underwritten public offering completed in the first quarter of 2011 and the use of borrowings to leverage our equity. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

  Mortgage Backed Securities

        Our portfolio of senior priority MBS is primarily currently cash flowing, is backed by non-Agency subprime, Alt-A and prime jumbo loans and has an average remaining life of approximately 1.55 years. We acquired these securities to supplement our investments in mortgage loans and to help ensure compliance with the REIT tax regulations relating to our asset composition.

        The following is a summary of our portfolio of MBS as of the dates presented:

	December 31, 2011
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$58,634	$63,712	1.60	0.64%	8.01%
Non-Agency Alt-A	8,710	8,910	1.69	5.63%	6.23%
Non-Agency prime jumbo	5,469	5,624	0.72	2.72%	6.51%

	$72,813	$78,246	1.55	1.36%	7.70%

	December 31, 2010
			Average
	Fair value	Principal	Life (in years)	Coupon	Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$93,783	$96,653	0.82	0.51%	4.50%
Non-Agency Alt-A	15,824	16,282	1.48	5.35%	7.10%
Non-Agency prime jumbo	10,265	10,240	1.12	2.90%	2.70%

	$119,872	$123,175	0.93	1.35%	4.69%

        The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	December 31, 2011		December 31, 2010
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$209,599	$306,978	$86,242	$139,393
Nonperforming loans	615,977	905,940	278,008	424,856

	$825,576	$1,212,918	$364,250	$564,249

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

        Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) at December 31, 2011 and 2010:

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Fixed	$100,898	12%	5.56%	$294,723	36%	6.33%	$49,444	14%	6.86%	$105,669	29%	7.17%
ARM/Hybrid	77,131	9%	4.34%	319,558	39%	6.17%	31,916	9%	4.68%	171,591	47%	6.13%
Interest rate step-up	31,384	4%	2.23%	1,430	0%	4.36%	4,813	1%	2.43%	247	0%	6.73%
Balloon	186	0%	4.32%	266	0%	7.97%	69	0%	9.94%	501	0%	7.70%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
1st lien	$209,565	25%	4.60%	$615,977	75%	6.25%	$86,238	24%	5.73%	$278,008	76%	6.54%
2nd lien	33	0%	9.75%	—	0%		—	0%		—	0%
Unsecured	1	0%	0.01%	—	0%		4	0%	0.00%	—	0%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Owner occupied	$185,779	22%	4.55%	$465,425	57%	6.16%	$75,049	21%	5.72%	$213,959	59%	6.53%
Investment property	23,488	3%	5.10%	150,215	18%	6.49%	11,032	3%	5.85%	63,305	17%	6.56%
Other	332	0%	4.05%	337	0%	7.96%	161	0%	5.39%	744	0%	6.45%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 12 months	$33	0%	5.17%	$—	0%		$4	0%	0.00%	$—	0%
12 - 35 months	2,253	0%	4.39%	10,134	1%	5.04%	2,210	1%	5.77%	16,596	5%	6.27%
36 - 59 months	94,112	11%	5.11%	287,578	35%	6.43%	46,617	13%	6.21%	154,628	42%	6.80%
60 months or more	113,201	14%	4.18%	318,265	39%	6.11%	37,411	10%	5.06%	106,784	29%	6.10%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 600	$46,766	6%	5.40%	$98,819	12%	6.54%	$20,404	6%	5.66%	$44,930	12%	6.62%
600 - 649	40,219	5%	5.04%	110,113	13%	6.44%	19,235	5%	5.92%	49,096	13%	6.45%
650 - 699	58,166	7%	4.33%	172,296	21%	6.19%	20,521	6%	5.77%	78,528	22%	6.18%
700 - 749	43,881	5%	4.08%	161,166	20%	5.98%	20,748	6%	5.55%	70,493	19%	6.30%
750 or greater	20,567	2%	3.70%	73,583	9%	6.22%	5,334	1%	6.38%	34,961	10%	5.94%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 80%	$37,063	4%	5.54%	$62,042	8%	6.49%	$21,867	6%	5.94%	$36,667	10%	6.52%
80% - 99.99%	33,837	4%	5.44%	93,949	11%	6.32%	15,296	4%	6.53%	46,002	13%	6.42%
100% - 119.99%	40,133	5%	5.06%	127,591	16%	6.20%	19,585	6%	5.58%	62,228	17%	6.49%
120% or greater	98,566	12%	4.06%	332,395	40%	6.22%	29,494	8%	5.43%	133,111	36%	6.58%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
California	$61,784	7%	3.97%	$144,943	18%	5.72%	$20,372	6%	4.75%	$75,533	21%	5.86%
New York	15,805	2%	4.44%	80,195	10%	6.57%	5,502	1%	5.32%	20,767	6%	6.89%
Florida	11,399	1%	4.36%	88,345	11%	6.34%	5,832	2%	5.31%	35,231	10%	6.59%
Illinois	8,846	1%	4.23%	27,132	3%	5.97%	4,987	1%	5.86%	13,746	4%	6.55%
Other	111,765	14%	5.08%	275,362	33%	6.42%	49,549	14%	6.33%	132,731	35%	6.89%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

	December 31, 2011						December 31, 2010
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Current	$149,233	18%	4.43%	$—	0%		$56,504	16%	5.60%	$—	0%
30 days delinquent	37,171	4%	4.89%	—	0%		16,274	4%	5.83%	—	0%
60 days delinquent	23,195	3%	5.21%	—	0%		13,464	4%	6.11%	—	0%
90 days or more delinquent	—	0%		168,011	21%	6.11%	—	0%		115,586	32%	6.44%
In foreclosure	—	0%		447,966	54%	6.30%	—	0%		162,422	44%	6.60%

	$209,599	25%	4.61%	$615,977	75%	6.25%	$86,242	24%	5.73%	$278,008	76%	6.54%

        Following is a summary of our REO by attribute as of the dates presented:

	December 31, 2011		December 31, 2010
Property type	Fair value	% total	Fair value	% total
1 - 4 dwelling units	$75,463	73%	$22,729	77%
Planned unit development	15,110	15%	4,460	15%
5+ dwelling units	2,659	2%	918	3%
Condominium/Co-op	10,317	10%	1,578	5%

	$103,549	100%	$29,685	100%

	December 31, 2011		December 31, 2010
Geographic distribution	Fair value	% total	Fair value	% total
California	$46,959	45%	$11,078	37%
Colorado	4,703	4%	*	*
Florida	4,887	5%	2,291	8%
Washington	2,982	3%	*	*
Arizona	2,912	3%	1,659	6%
North Carolina	2,834	3%	*	*
Michigan	*	*	1,263	4%
Maryland	*	*	1,220	4%
Other	38,272	37%	12,174	41%

	$103,549	100%	$29,685	100%

*
Not included in the states representing the largest balances as of the date presented

        Following is a summary of the current status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended December 31, 2011 due to close proximity of current status to year-end):

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011
	at Purchase	December 31, 2011	at Purchase	December 31, 2011	at Purchase	December 31, 2011
	(dollars in millions)
Unpaid principal balance	$542.6	$481.8	$259.8	$237.8	$515.1	$439.1
Pool factor*	1.00	0.89	1.00	0.92	1.00	0.85
Collection status:
Delinquency
Current	0.6%	2.6%	11.5%	14.7%	2.0%	12.1%
30 days	1.3%	1.7%	6.5%	4.7%	1.9%	3.7%
60 days	2.0%	1.3%	5.2%	4.2%	3.9%	2.0%
over 90 days	22.6%	17.4%	31.2%	24.5%	25.9%	18.2%
in foreclosure	73.0%	64.2%	43.9%	43.5%	66.3%	51.1%
REO	0.4%	12.7%	1.7%	8.3%	0.0%	12.8%

	Acquisitions for the quarter ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	at Purchase	December 31, 2011	at purchase	December 31, 2011	at purchase	December 31, 2011	at purchase	December 31, 2011
	(dollars in millions)
Unpaid principal balance	$277.8	$209.5	$146.2	$82.5	$195.5	$103.7	$182.7	$96.0
Pool factor*	1.00	0.75	1.00	0.56	1.00	0.53	1.00	0.53
Collection status:
Delinquency
Current	5.0%	24.7%	1.2%	21.9%	5.1%	19.9%	6.2%	26.3%
30 days	4.0%	4.6%	0.4%	4.4%	2.0%	5.4%	1.6%	5.0%
60 days	5.1%	2.9%	1.3%	1.8%	4.1%	2.8%	5.8%	3.6%
over 90 days	26.8%	9.8%	38.2%	12.2%	42.8%	11.7%	37.8%	14.1%
in foreclosure	59.1%	46.9%	58.9%	43.7%	45.9%	43.1%	46.4%	38.5%
REO	0.0%	11.1%	0.0%	16.0%	0.0%	17.0%	2.3%	12.4%

*
Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

  Correspondent Lending

        Following is a summary of our correspondent lending acquisitions for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Fair value of loans purchased:
Agency eligible	$660,862	$9,249	$—
Government insured or guaranteed	623,540	20,810	—
Jumbo	34,361	—	—

	$1,318,763	$30,059	$—

        Of the $1.3 billion of recently funded mortgage loans we purchased for sale, approximately $1.0 billion were purchased during the fourth quarter of 2011. Our ability to continue the expansion of our correspondent lending business is subject to our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. However, there can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

  Cash Flows

        Our cash flows resulted in a net decrease in cash of $30.9 million during the year ended December 31, 2011. The negative cash flows arose primarily due to growth in our operations. Cash used by operating activities totaled $275.1 million during the year ended December 31, 2011. This use of cash was primarily due to the cash requirements related to the growth in our operating balance sheet, primarily mortgage loans acquired for sale, which tracked our overall growth. Cash used by operating activities during the year ended December 31, 2010 also reflects the effects of growth in our operating balance sheet accounts.

        Net cash used by investing activities was $277.8 million for the year ended December 31, 2011. This use of cash reflects the growth of our investment portfolio. We used cash to purchase a United States Treasury security, mortgage loans, MBS and REO with fair values of $50.0 million, $453.3 million, $21.4 million and $1.5 million, respectively, during the year ended December 31, 2011. This contrasts with cash used by investing activities totaling $167.3 million during the year ended December 31, 2010. We accomplished the 2011 acquisitions primarily through the use of additional borrowings supported by a secondary equity offering during the year.

        Approximately 71% of our investments, comprised of non-correspondent lending mortgage loans, MBS, REO and MSRs, were nonperforming assets as of December 31, 2011. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the year ended December 31, 2011, we transferred $134.8 million of mortgage loans to REO and realized cash proceeds from the repayments and sale of mortgage-backed securities and mortgage loans at fair values and REO totaling $67.7 million and $147.3 million and $64.5 million, respectively.

        Net cash provided by financing activities was $522.1 million for the year ended December 31, 2011. These funds were procured primarily to finance the acquisition of additional mortgage loans. Cash provided by financing activities was primarily due to additional borrowings supported by a secondary equity offering. We also obtained non-cash financing through the use of forward purchase agreements to purchase pools of nonperforming loans amounting to $194.3 million in fair value and REOs amounting to $964,000. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

        Net cash used by investing activities was $167.3 million for the year ended December 31, 2010. This use of cash reflects the conversion of our short-term investments to mortgage loans and MBS, with additional purchases financed by loans and securities sold under agreements to repurchase. We purchased MBS, mortgage loans and real estate acquired in settlement of loans with fair values of $91.1 million, $417.2 million and $1.2 million, respectively, during 2010. Approximately 60% of our investments, comprised of non-correspondent lending mortgage loans, MBS and REO, were nonperforming assets as of December 31, 2010. During the period, we transferred $46.0 million of mortgage loans to REO and realized cash proceeds from the sale of REO totaling $19.4 million.

        Net cash provided by financing activities was $235.5 million for the year ended December 31, 2010. These funds were procured to finance the acquisition of additional loans and MBS.

        Cash used by operating activities totaled $1.3 million for 2009. This use of cash was primarily due to the net loss of $1.9 million incurred during the year.

        Net cash used by investing activities was $322.2 million for 2009 and was attributable primarily to investment of the cash received from our common share offerings into interest earning money market assets and, to a lesser extent, mortgage loans and short-lived MBS.

        Net cash provided by financing activities for 2009 totaled $323.5 million, due to the initial offerings of common shares.

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

        We expect our primary sources of liquidity to be proceeds from earnings on our investments, through cash flows from business activities, proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

        Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. We have made borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, and a note payable secured by mortgage loans at fair value. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of nonperforming and/or re-performing mortgage loans.

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

        During the year ended December 31, 2011, we received proceeds from the issuance of common shares as follows:

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

  •
  During the second quarter of 2011, we sold a total of 28,500 of our common shares under a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co. at a weighted average price of $18.34 per share, providing net proceeds to us of approximately $512,000 net of sales commissions. The sales agent received a total of approximately $10,000, which represents an average commission of approximately 2.0% of the gross sales price per share. The Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co. provides for the sale of common shares having an initial aggregate offering price of up to $100 million.

  •
  During the fourth quarter of 2011, we sold a total of 530,000 of our common shares under a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co. at a weighted average price of $16.78 per share, providing net proceeds to us of approximately $8.7 million net of sales commissions. The sales agent received a total of approximately $178,000, which represents an average commission of approximately 2.0% of the gross sales price per share.

        During 2011, we increased our use of debt financing as a means of extending our balance sheet capacity through the use of repurchase agreements and forward purchase agreements. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the year ended December 31, 2011, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $363.7 million, and the maximum daily amount outstanding under such agreements totaled $718.3 million. The difference between the maximum and average daily amounts outstanding was due to increasing utilization of our existing facilities and our entry into a new credit facility during the year ended December 31, 2011, all in support of growth in our investments and correspondent lending.

        The forward purchase agreements represent agreements between us and Citigroup Global Markets Realty Corp. ("CGM"), pursuant to which we agreed to purchase from CGM certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets"). The CGM Assets were acquired by CGM from unaffiliated large money center banks (the "Initial Sellers"). As part of the agreements and in connection with our purchase of the CGM Assets, CGM assigned, and we assumed, all of CGM's rights and obligations under separate purchase agreements with the Initial Sellers. We recorded the transactions as a purchase of loans. The CGM Assets are serviced primarily by PLS. On the settlement date for any CGM Asset, in addition to the payment of the purchase price, we will reimburse CGM for certain out-of-pocket costs and other expenses, including servicing fees and servicing advances, and a cost of carry incurred by CGM for such CGM Asset.

        The total unpaid principal balance of the CGM Assets subject to the forward purchase agreements, was approximately $386.8 million. At December 31, 2011, the unpaid principal balance of remaining commitments under the forward purchase agreements totaled $304.1 million. The forward purchase agreements mature on June 11, 2012 and December 27, 2012.

        These debt and equity sources of liquidity were used to partially finance acquisitions of approximately $751.8 million (excluding mortgage loans acquired in our correspondent lending operations) during the year ended December 31, 2011.

        Repurchase agreements and the forward purchase agreements represent significant sources of funding for our investment portfolio. As of December 31, 2011, we financed our investments in MBS, mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase as follows:

	December 31,
	2011	2010
	(in thousands)
Assets financed	$1,222,845	$449,503
Total assets in classes of assets financed	$1,283,954	$517,773
Borrowings	$812,357	$248,624
Percentage of invested assets pledged	95%	87%
Advance rate against pledged assets	66%	55%

        The increase in both percentage of invested assets pledged and the advance rate against pledged assets is primarily due to the growth in correspondent lending, Almost all of the correspondent lending assets are eligible for pledging and our lenders advance against such assets at a rate much higher than is advanced against the distressed assets underlying the remaining classes of our financeable assets.

        As discussed above, all of our borrowings have short-term maturities:

  •
  The transactions relating to securities sold under agreements to repurchase provide for sale to major financial institution counterparties of securities in our investment portfolios at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at a term of three weeks. All transactions relating to MBS sold under agreements to repurchase maturing before the date of this Report have been refinanced by renewing the agreements at maturity.

  •
  The transactions relating to mortgage loans under agreements to repurchase mature between April 13, 2012 and December 28, 2012 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year. All transactions maturing before the date of this Report have been refinanced by renewing or extending the agreements at maturity.

  •
  The transactions relating to REO are secured financings that mature on June 6, 2012 and December 28, 2012 and provide for sale to major financial institution counterparties at advance rates based on the estimated fair value of the REO.

  •
  The forward purchase agreements require that we settle the purchase of the CGM Assets on or before the applicable maturity dates of June 11, 2012 and December 27, 2012.

    In the event that we fail to settle any CGM Assets on or before the applicable maturity date, the forward purchase agreements provide for a net settlement between us and CGM, in an amount based on the difference between the fair value of such CGM Assets on the date of determination and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Assets had they been purchased on such date.

    Any CGM Asset that liquidates prior to its settlement by us will be settled between us and CGM in the month following liquidation, in an amount based on the difference between the liquidation proceeds and the sum of the purchase price and reimbursement amounts that would have applied to such CGM Asset had it been purchased on the liquidation date.

    Our settlement of the purchases of the CGM Assets is subject to our obtaining additional capital adequate to fund the transactions. There can be no assurance that the purchase of the CGM Assets will ultimately be settled.

        Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. These financial covenants currently include the following:

  •
  profitability at each of the Company and our subsidiary, PennyMac Mortgage Investment Trust Holdings I, LLC ("PMITH"), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PennyMac Corp. ("PMC"), for the prior three (3) calendar quarters;

  •
  a minimum of $10 million in unrestricted cash and cash equivalents among the Company and/or its subsidiaries; a minimum of $7.75 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $7.5 million in unrestricted cash and cash equivalents at PMC;

  •
  a minimum tangible net worth for the Company of $400 million, plus 75% of the total net proceeds received by it in connection with equity issuances after August 18, 2011; a minimum tangible net worth for PMITH of $195 million; and a minimum tangible net worth for PMC of the sum of (y) $65 million and (z) 50% of its positive quarterly income after November 2, 2010;

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

        The transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice. At December 31, 2011, our securities sold under agreements to repurchase were sold to two lenders. With respect to one of these agreements, we have agreed with the lender to a threshold of $250,000 in market value decline that must be exceeded before a margin deficit will arise.

        Similarly, the transactions relating to mortgage loans and/or equity interests in special purpose entities holding real property under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional mortgage loans or real property, as applicable, in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of December 31, 2011, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of December 31, 2011, all of our known contractual obligations mature within one year. As of December 31, 2011, we had on-balance sheet contractual obligations of $631.3 million to finance assets under agreements to repurchase with maturities between March 27, 2012 and December 28, 2012, a contractual obligation of $28.6 million relating to a note payable secured by mortgage loans at fair value maturing on September 26, 2012, and contractual obligations of $152.4 million relating to forward purchase agreements with maturities between June 11, 2012 and December 27, 2012. All agreements to repurchase that matured between December 31, 2011 and the date of this Report have been renewed or extended and are described in Note 18—Securities Sold Under Agreements to Repurchase at Fair Value, Note 19—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 20—Mortgage Loans at Fair Value Under Agreements to Repurchase and Note 21—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements. The contractual obligation relating to the secured lending facility is described in Note 22—Note Payable Secured by Mortgage Loans at Fair Value in the accompanying consolidated financial statements. The contractual obligations relating to forward purchase agreements mature on June 11, 2012 and December 27, 2012 and are described in Note 23—Borrowings under Forward Purchase Agreements in the accompanying consolidated financial statements.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2011:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$259,114
Wells Fargo Bank, N.A.	67,268
Credit Suisse First Boston Mortgage Capital LLC.	56,667
Bank of America, N.A.	14,650

$397,699

        Management Agreement.    Pursuant to the management agreement between PCM and us, we pay PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders' equity. "Shareholders' equity" is defined as the sum of the net proceeds from any issuances of our equity securities since inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter (without taking into account any non-cash equity compensation expense incurred in current or prior periods); less any amount we pay for repurchases of our common shares (weighted for the time held during the measurement period); excluding any unrealized gains, losses or other non-cash items that have impacted our shareholders' equity as reported in our consolidated financial statements, regardless of whether those items are included in other comprehensive income or loss or net income; and excluding one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

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

        In connection with our correspondent lending business, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balances of such loans, and other customary market-based fees and charges as described above. PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we collect interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party where we are not approved or licensed to sell to such third party. During the year ended December 31, 2011, the Company recorded fulfillment fees totaling $1.7 million.

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

  Inflation Risk

        Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our consolidated financial statements are prepared in accordance with U.S. GAAP and any distributions we may make to our shareholders will be determined by our board of trustees based primarily on our taxable income and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

  Market Value Risk

        Our mortgage loans and MBS are reported at their estimated fair values. The fair value of these assets fluctuates primarily due to changes in real estate values and other factors such as interest rates, the credit performance relating to the loans underlying our investments and the effectiveness and servicing practices of the servicers associated with each investment.

        Generally, in a real estate market where values are rising or are expected to rise, the fair value of our mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, mortgage loan values would be expected to decrease.

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of December 31, 2011, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$727,376	$760,735	$793,528	$856,818	$887,005	$916,061
Change in fair value:
$	$(98,200)	$(64,841)	$(32,048)	$31,242	$61,429	$90,485
%	(11.89)%	(7.85)%	(3.88)%	3.78%	7.44%	10.96%

        The following table summarizes the estimated change in fair value of our portfolio of MBS as of December 31, 2011, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
Fair value	$73,234	$73,238	$73,214	$72,441	$72,339	$71,947
Change in fair value:
$	$421	$425	$401	$(372)	$(474)	$(866)
%	0.58%	0.58%	0.55%	(0.51)%	(0.65)%	(1.19)%

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

  Mortgage Servicing Rights

        The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2011, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$5,737	$5,537	$5,442	$5,261	$5,174	$5,008
Change in fair value:
$	$387	$187	$92	$(89)	$(176)	$(341)
%	7.24%	3.50%	1.72%	-1.67%	-3.29%	-6.38%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$5,745	$5,540	$5,444	$5,260	$5,172	$5,006
Change in fair value:
$	$395	$191	$94	$(90)	$(178)	$(343)
%	7.39%	3.56%	1.75%	-1.69%	-3.32%	-6.42%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$5,472	$5,411	$5,380	$5,320	$5,289	$5,228
Change in fair value:
$	$122	$61	$30	$(30)	$(61)	$(122)
%	2.27%	1.14%	0.57%	-0.57%	-1.14%	-2.27%

        The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of December 31, 2011, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread rate shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$719	$696	$685	$664	$654	$635
Change in fair value:
$	$44	$21	$11	$(10)	$(20)	$(39)
%	6.57%	3.18%	1.57%	-1.52%	-3.00%	-5.82%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$748	$709	$691	$658	$643	$614
Change in fair value:
$	$73	$35	$17	$(16)	$(31)	$(60)
%	10.86%	5.15%	2.51%	-2.39%	-4.67%	-8.91%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$692	$683	$679	$670	$666	$658
Change in fair value:
$	$17	$9	$4	$(4)	$(9)	$(17)
%	2.54%	1.27%	0.64%	-0.64%	-1.27%	-2.49%

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

        In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures About Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject an enforceable master netting arrangement or similar agreement.

        The amendments in this ASU require an entity to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity's financial position. The disclosure requirements in this update are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The amendments in ASU 2011-11 are not expected to have a material effect on our financial condition or results of operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 7A, the information set forth on pages 87 to 90 is incorporated herein by reference.

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

Internal Control over Financial Reporting

  Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

        The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
PennyMac Mortgage Investment Trust:

        We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries ("the Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 9, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 9, 2012

  Changes to Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        On March 7, 2012, Mark Wiedman resigned from our Board of Trustees, effective immediately. A copy of the notification letter is attached hereto as Exhibit 99.1.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2012, which is within 120 days after the end of fiscal year 2011.

Item 11.    Executive Compensation

        The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2012, which is within 120 days after the end of fiscal year 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2012, which is within 120 days after the end of fiscal year 2011.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2012, which is within 120 days after the end of fiscal year 2011.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2012, which is within 120 days after the end of fiscal year 2011.

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

Exhibit Number	Exhibit Description
10.9	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.10	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).
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
10.13
Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.14
Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.15
Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.
10.16
Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.17
Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.18
Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.19
Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Exhibit Description
10.20	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.21
Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.22
Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.23
Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.24
Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).
10.25
Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.26
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
10.28
Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.
10.29
Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

Exhibit Number	Exhibit Description
10.30	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).
10.31
Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.32
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).
10.33
Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).
10.34
Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).
10.35
Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).
10.36
Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).
10.37
Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.38	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp.*
21.1	Subsidiaries of PennyMac Mortgage Investment Trust.
23.1	Consent of Deloitte & Touche LLP.
31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter from Mark Wiedman regarding Board of Trustees service.

Exhibit Number	Exhibit Description
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011 and 2010 and the period from August 9, 2009 (commencement of operations) to December 31, 2009, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the nine months, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the period from August 9, 2009 (commencement of operations) to December 31, 2009 and (v) the Notes to the Consolidated Financial Statements.**

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

December 31, 2011

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

December 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
PennyMac Mortgage Investment Trust:

        We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2011 and 2010 and for the period from August 4, 2009 (commencement of operations) to December 31, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years ended December 31, 2011 and 2010 and for the period from August 4, 2009 (commencement of operations) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
March 9, 2012

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash	$14,589	$45,447
Short-term investments	30,319	—
United States Treasury security	50,000	—
Mortgage-backed securities at fair value	72,813	119,872
Mortgage loans acquired for sale at fair value	232,016	3,966
Mortgage loans at fair value	696,266	364,250
Mortgage loans under forward purchase agreements at fair value	129,310	—
Real estate acquired in settlement of loans	80,570	29,685
Real estate acquired in settlement of loans under forward purchase agreements	22,979	—
Mortgage servicing rights:
at lower of amortized cost or fair value	5,282	—
at fair value	749	—
Principal and interest collections receivable	8,664	8,249
Principal and interest collections receivable under forward purchase agreements	5,299	—
Interest receivable	2,099	978
Due from affiliates	347	2,115
Other assets	34,760	14,533

Total assets	$1,386,062	$589,095

LIABILITIES
Accounts payable and accrued liabilities	$9,198	$9,080
Assets sold under agreements to repurchase:
Securities	115,493	101,202
Mortgage loans acquired for sale at fair value	212,677	2,494
Mortgage loans at fair value	275,649	144,928
Real estate acquired in settlement of loans	27,494	—
Note payable secured by mortgage loans at fair value	28,617	—
Borrowings under forward purchase agreements	152,427	—
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	12,166	5,595
Income tax payable	441	—

Total liabilities	840,045	269,182

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 28,404,554 and 16,832,343 common shares, respectively	284	168
Additional paid-in capital	518,272	317,175
Retained earnings	27,461	2,570

Total shareholders' equity	546,017	319,913

Total liabilities and shareholders' equity	$1,386,062	$589,095

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31,2009
	2011	2010
Investment Income
Net gain (loss) on investments:
Mortgage-backed securities	$(2,812)	$233	$152
Mortgage loans	85,455	27,195	—

	82,643	27,428	152

Interest income:
Short-term investments	100	86	202
Mortgage-backed securities	3,229	5,186	1,935
Mortgage loans	32,819	9,302	12

	36,148	14,574	2,149

Net gain on mortgage loans acquired for sale	7,633	18	—
Results of real estate acquired in settlement of loans	1,079	2,002	—
Net servicing income	20	—	—
Other	1,091	32	—

Net investment income	128,614	44,054	2,301

Expenses
Interest	16,946	826	—
Loan servicing fees	14,186	2,987	—
Management fees	6,740	4,878	1,981
Compensation	5,161	2,627	1,303
Professional services	4,434	2,581	471
Other	8,652	3,129	429

Total expenses	56,119	17,028	4,184

Income (loss) before provision for income taxes	72,495	27,026	(1,883)
Provision for income taxes	8,056	2,543	—

Net income (loss)	$64,439	$24,483	$(1,883)

Earnings (loss) per share
Basic	$2.41	$1.46	$(0.11)
Diluted	$2.41	$1.44	$(0.11)
Weighted average common shares outstanding
Basic	26,396	16,775	16,735
Diluted	26,679	17,048	16,735

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Number of common shares	Par value	Additional paid-in capital	Retained earnings (accumulated deficit)	Total
Balance at August 4, 2009 (commencement of operations)	—	$—	$1	$—	$1
Net loss	—	—	—	(1,883)	(1,883)
Share-based compensation	—	—	963	—	963
Proceeds from offerings of common shares	16,735,317	167	334,540	—	334,707
Underwriting and offering costs	—	—	(19,990)	—	(19,990)

Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Net income	—	—	—	24,483	24,483
Share-based compensation	97,026	1	1,811	—	1,812
Cash dividends declared, $1.19 per share	—	—	—	(20,030)	(20,030)
Underwriting and offering costs	—	—	(150)	—	(150)

Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Net income	—	—	—	64,439	64,439
Share-based compensation	88,711	1	3,737	—	3,738
Cash dividends declared, $1.42 per share	—	—	—	(39,548)	(39,548)
Proceeds from offerings of common shares	11,483,500	115	205,941	—	206,056
Underwriting and offering costs	—	—	(8,581)	—	(8,581)

Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
Cash flows from operating activities:
Net income (loss)	$64,439	$24,483	$(1,883)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Net loss (gain) on mortgage-backed securities at fair value	2,812	(233)	(152)
Net gain on mortgage loans at fair value	(85,455)	(27,195)	—
Accrual of unearned discounts on mortgage-backed securities at fair value	(1,993)	(3,287)	(1,140)
Net gain on mortgage loans acquired for sale at fair value	(7,633)	(18)	—
Results of real estate acquired in settlement of loans	(1,079)	(2,002)	—
Change in fair value and amortization of mortgage servicing rights	48	—	—
Amortization of credit facility commitment fees	1,842	—	—
Accrual of costs related to forward purchase agreements	4,406	—	—
Share-based compensation expense	3,738	1,812	963
Purchases of mortgage loans acquired for sale at fair value	(1,318,763)	(43,841)	—
Sales of mortgage loans acquired for sale at fair value	1,090,299	39,853	—
Increase in principal and interest collections receivable	(415)	(8,145)	—
Increase in principal and interest collections receivable under forward purchase agreements	(5,299)	—	—
Increase in interest receivable	(1,121)	(641)	(492)
Decrease (increase) in due from affiliates	1,768	(2,095)	—
Increase in other assets	(27,075)	(4,320)	(455)
(Decrease) increase in accounts payable and accrued liabilities	(2,662)	1,483	527
Increase in payable to affiliates	6,571	1,357	1,298
Increase in income taxes payable	441	—	—

Net cash used by operating activities	(275,131)	(22,789)	(1,334)

Cash flows from investing activities:
Net (increase) decrease in short-term investments	(30,319)	213,628	(213,628)
Purchase of United States Treasury security	(50,000)	—	—
Purchases of mortgage-backed securities at fair value	(21,420)	(91,141)	(93,049)
Repayments of mortgage-backed securities at fair value	59,666	58,560	10,569
Sales of mortgage-backed securities at fair value	7,994	—	—
Purchases of mortgage loans at fair value	(453,323)	(417,211)	(26,046)
Repayments of mortgage loans at fair value	111,624	55,198	—
Sales of mortgage loans at fair value	2,570	5,228	—
Repayments of mortgage loans under forward purchase agreements at fair value	33,097	—	—
Purchases of real estate acquired in settlement of loans	(1,511)	(1,238)	—
Sales of real estate acquired in settlement of loans	63,203	19,402	—
Sales of real estate acquired in settlement of loans under forward purchase agreements	1,258	—	—
Increase in margin deposits and restricted cash	(632)	(9,758)	—

Net cash used by investing activities	(277,793)	(167,332)	(322,154)

Cash flows from financing activities:
Sales of securities under agreements to repurchase	1,423,615	513,141	—
Repurchases of securities sold under agreements to repurchase	(1,409,324)	(411,939)	—
Sales of loans under agreements to repurchase	1,531,744	147,422	—
Repurchases of loans sold under agreements to repurchase	(1,190,840)	—	—
Advance from note payable secured by mortgage loans at fair value	33,386	—	—
Repayments of note payable secured by mortgage loans at fair value	(4,769)	—	—
Repayments of borrowings under forward purchase agreements	(47,167)	—	—
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	37,587	—	—
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	(10,093)	—	—
Proceeds from issuance of common shares	206,056	—	334,707
Payment of underwriting and offering costs	(8,581)	(150)	(11,166)
Payment of dividends	(39,548)	(12,960)	—

Net cash provided by financing activities	522,066	235,514	323,541

Net (decrease) increase in cash	(30,858)	45,393	53
Cash at beginning of period	45,447	54	1

Cash at end of period	$14,589	$45,447	$54

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

        PennyMac Mortgage Investment Trust ("PMT" or the "Company") was organized in Maryland on May 18, 2009, and commenced operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest ("common shares"). The Company is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage loans and mortgage-related assets.

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

        The Company operates two segments: investment activities and correspondent lending. The investment activities segment focuses on mortgage assets that are acquired and held for investment purposes and the correspondent lending segment focuses on the purchase for resale of newly originated mortgage loans.

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

Note 2—Concentration of Risks

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Concentration of Risks (Continued)

its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Prior to the acquisition of loans or other assets, PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the non-correspondent lending loans purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup, Inc.

        Through its management agreement with PCM and its loan servicing agreements with its loan servicers, primarily an affiliated company, PennyMac Loan Services, LLC ("PLS"), PMT works with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Department of the Treasury and Housing and Urban Development's Home Affordable Modification Program ("HAMP")) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a reduction of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company's objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

        Because of the Company's investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

  •
  changes in the overall economy, unemployment and residential real estate values in the markets where the properties securing the Company's mortgage loans are located;

  •
  PCM's ability to identify, and the Company's loan servicers' ability to execute, optimal resolutions of problem mortgage loans;

  •
  the accuracy of valuation information obtained during the Company's due diligence activities;

  •
  PCM's ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

  •
  the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company's ability to effect cures or resolutions to distressed loans; and

  •
  regulatory, judicial and legislative support of the foreclosure process, and the resulting impact on the Company's ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

        Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT's behalf will prevent significant losses arising from the Company's investments in real estate-related assets.

        On December 20, 2011 and July 12, 2011, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. ("CGM"), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets"). The CGM Assets were or are expected to be acquired by

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Concentration of Risks (Continued)

CGM from unaffiliated money center banks. The initial purchase price under the forward commitment on December 20, 2011 was $22.1 million. Remaining subsequent adjustments may increase the purchase price to $22.6 million based on the date the purchase is settled. The initial purchase price under the forward commitment on July 12, 2011 was $172.7 million. The remaining purchase price as of December 31, 2011, is $123.7 million. Remaining subsequent adjustments may increase the purchase price to $124.6 million based on the date the purchase is settled.

        The Company also pays CGM a cost of carry on the CGM Assets pending purchase through the date such CGM Assets are ultimately acquired. The Company recognized the assets subject to the transactions and the related liability. The CGM Assets are serviced by PLS.

        The CGM Assets are included on the Company's consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and the related liabilities are included as Borrowings under forward purchase agreements. The CGM Assets are being held by CGM within a separate trust entity deemed a variable interest entity. The Company's interest in the CGM Assets is deemed to be contractually segregated from all other interests in the trust as a silo. The silo consists of the CGM Assets and its related liability. The Company directs all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets are attributable solely to the Company, and such cash flows can only be used to settle the related liability.

        As a result of consolidating the silo, the Company's consolidated statement of income for the year ended December 31, 2011 include net gain on mortgage loans of $14.4 million, interest income on mortgage loans of $1.1 million, interest expense of $3.1 million and loan servicing fees expense of $1.2 million. The Company received repayments of mortgage loans totaling $33.2 million and repaid borrowings under the forward purchase agreements totaling $47.2 million during the year ended December 31, 2011. The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

        Including the CGM Assets, the Company purchased $647.6 million and $2.5 million at fair value of mortgage loans and real estate acquired in settlement of loans ("REO") for its investment portfolio during the year ended December 31, 2011. Of those totals, $575.5 million and $2.2 million, respectively, were purchased from or through one or more subsidiaries of Citigroup Inc.

        During 2010, the Company purchased $417.2 million and $1.2 million at fair value of mortgage loans and REO for its investment portfolio. Of that total, $407.0 million at fair value of mortgage loans was purchased from or through one or more subsidiaries of Citigroup, Inc.

Note 3—Significant Accounting Policies

        PMT's significant accounting policies are summarized below.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  •
  Level 2—Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and others.

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

    While management believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial statement items could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such items existed, or had such items been liquidated, and those differences could be material to the financial statements.

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

  Short-Term Investments

        Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent money market deposit accounts. The Company's short-term investments are classified as a "Level 1" fair value financial statement item.

  United States Treasury Security

        The purchases or sale of the United States Treasury Security is recorded as of the trade date. The Company's United States Treasury Security is carried at fair value with changes in fair value recognized in current period income. The fair value of the Company's investment in the United States Treasury Security is based on its quoted market price and is therefore classified as a "Level 1" fair value financial statement item.

  Mortgage-Backed Securities

        Purchases and sales of MBS are recorded as of the trade date. The Company's investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of Interest income. Changes in fair value arising from other factors are recognized as a component of Net gain (loss) on investments.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

        The Company's investments in MBS are non-Agency MBS. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The Company categorizes its investments in non-Agency MBS as "Level 3" fair value financial statement items due to their illiquidity and the present lack of an active market for such securities.

  Interest Income Recognition

        Interest income on MBS is recognized over the life of the security using the interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the MBS purchase price. Management updates its cash flow estimates monthly.

        Estimating cash flows is subject to a number of assumptions that are subject to uncertainties, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon interest rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. Management applies its judgment in developing its estimates. However, these uncertainties are difficult to predict and are subject to future events whose outcomes will affect the Company's estimates and interest income.

  Mortgage Loans

        Mortgage loans are carried at their estimated fair values. Changes in the estimated fair value of mortgage loans are recognized in current period income. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gain (loss) on investments.

  Interest Income Recognition

        Interest income on loans is recognized over the life of the loan using their contractual interest rates. Income recognition is suspended for loans when they become 90 days delinquent, or when, in management's opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

  Derivative Financial Instruments

        In its loan origination activities, the Company makes contractual commitments to loan applicants to originate mortgages at specified interest rates ("interest rate lock commitments"). These commitments are accounted for as derivative financial instruments. The Company manages the risk created by interest rate lock commitments relating to mortgage loans acquired for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of MBS options and futures. Such agreements are also accounted for as derivative instruments. The Company classifies its derivative financial instruments as "Level 2" fair value financial statement items.

        The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its forward sale agreements or options and futures for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

the fair values being reported in current period income. The fair value of the Company's derivative financial instruments is included in Other assets and changes in fair value are included in Net gain on mortgage loans acquired for sale in the Company's consolidated statements of operations.

  Mortgage Servicing Rights ("MSRs")

        MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of real estate in settlement of loans and property dispositions. The Company has engaged PLS to provide these services on its behalf.

        The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.25% to 0.38% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments. The Company also generally has the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as for new mortgages for those considering refinancing or purchasing a new home.

        The Company recognizes MSRs initially at their estimated fair values, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company's earnings. Therefore, the Company classifies its MSRs as "Level 3" fair value financial statement items.

        The Company's subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market interest rates. MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  MSRs Accounted for Using the MSR Amortization Method

        The Company amortizes MSRs that are accounted for using the MSR amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment assumptions applicable at that time.

        The Company periodically assesses MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset's carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, the Company recognizes the increase in value in current-period earnings and adjusts the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value to a level not in excess of amortized cost.

        The Company stratifies its MSRs by predominate risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans are stratified into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool, impairment is recognized to the extent of the difference between the estimated fair value and the existing valuation allowance for that pool.

        Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

        Amortization and impairment of MSRs are included in current period results of operations as a component of Net servicing income.

  MSRs Accounted for at Fair Value

        Changes in fair value of MSRs accounted for at fair value are recognized in current period results of operations as a component of Net servicing income.

  Real Estate Acquired in Settlement of Loans

        Real estate acquired in settlement of loans is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan before the property is acquired in settlement of the loan) or its purchase price or its fair value reduced by estimated costs to sell. Real estate acquired in settlement of loans is categorized as a "Level 3" fair value financial statement item. Changes in fair value and gains or losses on sale of real estate acquired in settlement of loans are recognized in the consolidated statement of operations under the caption Results of real estate acquired in settlement of loans.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Loans and Securities Sold Under Agreements to Repurchase

        Loans and securities sold under agreements to repurchase are measured based on whether management has designated the agreements to be accounted for under the fair value option or at historical cost. Under both options, the carrying value of loans and securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements' short maturities. Loans and securities sold under agreements to repurchase are categorized as "Level 3" fair value financial statement items.

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

        The Company evaluates every investment with reference to the underlying entity that issued the loans or securities it acquires to determine whether to include the investment in its consolidated reporting group. A similar analysis is performed for each entity with which the Company makes an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity ("VIE"). With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities or are not exposed to the entity's losses or entitled to its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity's expected losses, its expected returns, or both. The Company did not have variable interests in its affiliated service providers or its investments as of December 31, 2011 and 2010.

  Underwriting Commissions and Offering Costs

        Underwriting commissions and offering costs incurred in connection with the Company's share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by management as probable of being paid are recorded as a reduction of additional paid-in capital.

  Loan Servicing Fees

        Loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

  Share-Based Compensation

        The Company estimates the value of restricted share units awarded with reference to the value of its common shares on the date of the award. The Company amortizes the fair value of previously granted share-based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation in the consolidated statements of operations.

        The Company estimates the value of restricted share units awarded with reference to the value of its common shares on the date of the award. How the value of Company common shares is used in determining restricted share unit awards' values depends on whether the restricted share units participate in Company dividends in the form of dividend equivalents.

  •
  Restricted share unit awards that participate in dividends in the form of dividend equivalents are valued at the Company's closing share price on the date of the award.

  •
  Restricted share unit awards that do not participate in dividends are valued by reducing the closing price of the Company's common shares on the date of the award by the value of expected shareholder distributions that the grantees will not receive during the vesting period, discounted at an appropriate risk-free rate of return. The amount of the reduction for anticipated distributions is based on amounts included in management's earnings forecast.

        The Company determines the fair value of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliated entities:

  •
  Compensation cost is generally fixed at the estimated fair value of the award date for awards to officers and trustees of the Company.

  •
  Compensation cost for share-based compensation awarded to non-officers or trustees of the Company is adjusted to reflect changes in the estimated fair value of awards in each subsequent reporting period until the award has vested, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

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

        The Company's taxable REIT subsidiaries ("TRSs") are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Significant Accounting Policies (Continued)

statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to management's judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Management recognizes tax benefits relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

        As of December 31, 2011 and 2010, the Company was not subject to examination by any federal or state taxing authority.

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

  •
  The "hurdle rate" is calculated as the product of (1) the weighted average of the issue price per share of all of the Company's public offerings multiplied by the weighted average number of common shares outstanding (including, for the avoidance of doubt, restricted share units) in the four-quarter period and (2) 8%.

  •
  For purposes of calculating the incentive fee, to the extent PMT has a net loss in core earnings from a period prior to the rolling four-quarter period that has not been offset by core earnings in a subsequent period, such loss will continue to be included in the rolling four-quarter calculation until it has been fully offset. This term is not applicable for purposes of determining whether the conditional payment of the underwriting discount, as discussed in Note 26—Shareholders' Equity, is payable.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Transactions with Related Parties (Continued)

        Following is a summary of management fee expense and the related liability recorded by the Company for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Base management fee	$6,740	$4,878	$1,981
Performance incentive fee	—	—	—

Total management fee incurred during the period	$6,740	$4,878	$1,981
Fee paid during the period	(6,873)	(4,819)	(812)
Fee outstanding at beginning of period	1,228	1,169	—

Fee outstanding at period end	$1,095	$1,228	$1,169

        If the Company terminates the management agreement without cause, or PCM terminates the management agreement upon a default in the Company's performance of any material term in the management agreement, PMT will pay a termination fee to PCM. The termination fee will be equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee is payable, PMT will pay to PCM its portion of the conditional payment of the underwriting discount discussed in Note 26—Shareholders' Equity.

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

        In connection with the Company's correspondent lending business, by which the Company acquires mortgage loans originated by correspondent lenders for resale to the Agencies (as defined in Note 7—Fair Value) and other investors, PLS is entitled to base servicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans to be sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, the Company has collected interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party where the Company is not approved or licensed to sell to such third party. The sourcing fees collected by the Company during 2011 amounted to $166,000. During the years ended December 31, 2011 and 2010, the Company recorded fulfillment fees totaling $1.7 million and $103,000, respectively.

        The Company paid servicing fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

        Following is a summary of those expenses for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$13,054	$2,833	$—
Reimbursement of expenses incurred on PMT's behalf:
Compensation	714	402	60
Other	1,505	493	—

	15,273	3,728	60
Reimbursement of common overhead incurred by PCM and its affiliates	4,086	1,418	—

	$19,359	$5,146	$60

Payments made during the period	$12,656	$3,852	$—

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

        Amounts due to affiliates are summarized below as of the dates presented:

	December 31,
	2011	2010
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,096	1,228
Expenses	8,129	1,426

	$12,166	$5,595

        Amounts due from affiliates at December 31, 2011 totaled $347,000 and represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates' behalf by the Company. Amounts due from affiliates at December 31, 2010 totaled $2.1 million and represent reimbursements of common expenses paid on their behalf by the Company.

        PCM's parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company's common shares at both December 31, 2011 and 2010.

Note 5—Earnings (Loss) Per Share

        Basic earnings per share is determined using net income divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted-average common shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive common shares are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

        During the year ended December 31, 2011, the Company made grants of restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. For purposes of calculating earnings per share, unvested share-based compensation awards containing non forfeitable rights to dividends or dividend equivalents (collectively, "dividends") are classified as "participating securities" and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common shares and participating securities, based on their respective rights to receive dividends.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Earnings (Loss) Per Share (Continued)

        The following table summarizes the basic and diluted earnings (loss) per share calculations for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands except per share amounts)
Basic earnings per share:
Net income (loss)	$64,439	$24,483	$(1,883)
Effect of participating securities—share-based compensation instruments	(699)	—	—

Net income (loss) attributable to common shareholders	$63,740	$24,483	$(1,883)

Weighted-average common shares outstanding	26,396	16,775	16,735

Basic earnings per share	$2.41	$1.46	$(0.11)

Diluted earnings per share:
Net income (loss)	$64,439	$24,483	$(1,883)

Weighted-average common shares outstanding	26,396	16,775	16,735
Dilutive potential common shares—common shares issuable under share based compensation plan	283	273	—

Diluted weighted-average number of common shares outstanding	26,679	17,048	16,735

Diluted earnings (loss) per share	$2.41	$1.44	$(0.11)

        During the period from August 4, 2009 (commencement of operations) to December 31, 2009, 375,000 restricted share units were outstanding but not included in the computation of diluted loss per share because they were anti-dilutive.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Loan Sales

        The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However the Company maintains continuing involvement with the loans in the form of servicing arrangements and the potential liability under representations and warranties it makes to purchasers and insurers of the loans.

        The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loan:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31 , 2009
	2011	2010
	(in thousands)
Cash Flows:
Proceeds from sales	$518,567	$—	$—
Service fees received	213	—	—
Period-end information:
Unpaid principal balance of loans outstanding at period-end	495,031	—	—
Loans delinquent 30 - 89 days	—	—	—
Loans delinquent 90 or more days or in foreclosure or bankruptcy	—	—	—

Note 7—Fair Value

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

  Fair Value Accounting Elections

        Management identified all of its financial assets, including short-term investments, United States Treasury security, MBS and mortgage loans, as well as its securities sold under agreements to repurchase and its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company's investment performance.

        For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the Company's correspondent lending operations, management has concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management's risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets' values. Management has identified these assets for accounting at the lower of amortized cost or fair value. Management's risk management efforts in connection with MSRs relating to mortgage loans

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets' values.

        For loans sold under agreements to repurchase subject to agreements made beginning in December 2010, REO financed through agreements to repurchase beginning in June 2011 and borrowings under forward purchase agreements beginning in July 2011, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance expense to the periods benefiting from the usage of the debt.

  Financial Statement Items Measured at Fair Value on a Recurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$30,319	$—	$—	$30,319
United States Treasury security	50,000	—	—	50,000
Mortgage-backed securities at fair value	—	—	72,813	72,813
Mortgage loans acquired for sale at fair value	—	232,016	—	232,016
Mortgage loans at fair value	—	—	696,266	696,266
Mortgage loans under forward purchase agreements at fair value	—	—	129,310	129,310
Mortgage servicing rights at fair value	—	—	749	749
Derivative financial instruments	—	1,938	—	1,938

	$80,319	$233,954	$899,138	$1,213,411

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$115,493	$115,493

	$—	$—	$115,493	$115,493

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

        The Company's MBS, mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value, MSRs and securities sold under agreements to repurchase were measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items for the periods presented:

	Year ended December 31, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$—	$484,122
Purchases	21,420	453,323	194,286	—	669,029
Repayments	(59,666)	(111,577)	(33,097)	—	(204,340)
Accrual of unearned discounts	1,993	—	—	—	1,993
Sales	(7,994)	(2,570)	—	—	(10,564)
Servicing received as proceeds from sales of mortgage loans	—	—	—	774	774
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	28,400	3,682	—	32,082
Other factors	(2,812)	45,445	10,676	(25)	53,284

	(2,812)	73,845	14,358	(25)	85,366

Transfers of mortgage loans to REO	—	(104,203)	—	—	(104,203)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(23,039)	—	(23,039)
Transfers of mortgage loans under forward purchase agreements to mortgage loans	—	23,198	(23,198)	—	—

Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$899,138

Changes in fair value recognized during the period relating to assets still held at December 31, 2011	$(2,812)	$41,633	$5,928	$(25)	$44,724

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales	1,423,615
Repurchases	(1,409,324)

Balance, December 31, 2011	$115,493

Changes in fair value recognized during the period relating to liabilities still outstanding at December 31, 2011	$—

	Year ended December 31, 2010
	Mortgage- backed securities	Mortgage loans	Total
	(in thousands)
Assets:
Balance, December 31, 2009	$83,771	$26,046	$109,817
Purchases	91,141	417,211	508,352
Repayments	(58,560)	(55,198)	(113,758)
Accrual of unearned discounts	3,287	—	3,287
Addition of unpaid interest to mortgage loan balances in loan modifications	—	155	155
Sales	—	(5,228)	(5,228)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	5,714	5,714
Other factors	233	21,501	21,734

	233	27,215	27,448

Transfers of mortgage loans to REO	—	(45,951)	(45,951)

Balance, December 31, 2010	$119,872	$364,250	$484,122

Changes in fair value recognized during the period relating to assets still held at December 31, 2010	$233	$13,316	$13,549

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

Securities sold under agreements to repurchase
Liabilities:
Balance, December 31, 2009	$—
Changes in fair value included in income	—
Sales	513,141
Repurchases	(411,939)

Balance, December 31, 2010	$101,202

Changes in fair value recognized during the period relating to liabilities still outstanding at December 31, 2010	$—

	Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Mortgage- backed securities	Mortgage loans	Total
	(in thousands)
Balance, August 4, 2009 (commencement of operations)	$—	$—	$—
Purchases	93,049	26,046	119,095
Repayments	(10,569)	—	(10,569)
Accrual of unearned discounts	1,139	—	1,139
Changes in fair value included in results of operations arising from:
Changes in instrument-specific credit risk	—	—	—
Other factors	152	—	152

Balance, December 31, 2009	$83,771	$26,046	$109,817

Changes in fair value recognized during the period relating to assets still held at December 31, 2009	$152	$—	$152

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

at fair value and mortgage loans under forward purchase agreements at fair value) as of the dates presented:

	December 31, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$232,016	$222,399	$9,617
90 or more days delinquent(1)	—	—	—

	232,016	223,399	9,617

Other mortgage loans at fair value(2):
Current through 89 days delinquent	209,599	345,140	(135,541)
90 or more days delinquent(1)	615,977	1,184,687	(568,710)

	825,576	1,529,827	(704,251)

	$1,057,592	$1,752,226	$(694,634)

	December 31, 2010
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$3,966	$3,865	$101
90 or more days delinquent(1)	—	—	—

	$3,966	3,865	101

Other mortgage loans at fair value(2):
Current through 89 days delinquent	86,242	135,610	(49,368)
90 or more days delinquent(1)	278,008	521,326	(243,318)

	364,250	656,936	(292,686)

	$368,216	$660,801	$(292,585)

(1)
Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

(2)
Includes mortgage loans at fair value and mortgage loans at fair value under forward purchase agreements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

        Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income year ended December 31, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net servicing fee income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(2,812)	1,993	—	—	(819)
Mortgage loans acquired for sale at fair value	—	—	7,633	—	7,633
Mortgage loans at fair value	71,098	—	—	—	71,098
Mortgage loans under forward purchase agreements at fair value	14,357	—	—	—	14,357
Mortgage servicing rights at fair value	—	—	—	(31)	(31)

	$82,643	$1,993	$7,633	$(31)	$92,238

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income year ended December 31, 2010
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net servicing fee income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	233	3,287	—	—	3,520
Mortgage loans acquired for sale at fair value	—	—	18	—	18
Mortgage loans at fair value	27,195	—	—	—	27,195

	$27,428	$3,287	$18	$—	$30,733

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

Changes in fair value included in current period income Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net servicing fee income	Total
(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	152	1,140	—	—	1,292
Mortgage loans acquired for sale at fair value	—	—	—	—	—
Mortgage loans at fair value	—	—	—	—	—

	$152	$1,140	$—	$—	$1,292

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

  Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

  Real Estate Acquired in Settlement of Loans

        The Company measures its investment in REO at the respective properties' estimated fair values less cost to sell on a nonrecurring basis. The value of the REO is initially established as the lesser of (a) either the fair value of the loan at the date of transfer, (b) the fair value of the real estate less estimated costs to sell as of the date of transfer or (c) the purchase price of the property. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property's value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

        REO (including REO under forward purchase agreements) is summarized below:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Carrying value at period end	$103,549	$29,685	$—
Transfers from mortgage loans and advances during the period	$134,771	$45,951	$—
Remeasurements of REO at fair value during the period:
Net remeasurement losses recognized in Results of real estate acquired in settlement of loans	$(3,423)	$(806)	$—
Fair value of remeasured assets after remeasurement	$52,192	$9,610	$—

  Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

        The Company evaluates its MSRs at lower of amortized cost or fair value with reference to the assets' fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSR at lower of amortized cost or fair value based on the mortgage loans' underlying interest rates. Mortgage loans are grouped into note rate pools of 50 basis points for note rates between 3% and 4.5% and a single pool for note rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the amortized cost of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

        When MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the restoration of value is recognized in current period earnings only to the extent of the valuation allowance.

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

  Fair Value of Financial Instruments Carried at Amortized Cost

        In November and December 2010 and in June, July, September and December 2011, the Company entered into new debt facilities to finance its investment in nonperforming loans and REO in the form of repurchase agreements and borrowings under forward purchase agreements. As discussed in Fair Value Accounting Elections above, management designated these agreements to be accounted for at amortized cost.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

        Management has concluded that the estimated fair values of Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase, Real estate acquired in settlement of loans financed under agreements to repurchase, Note payable secured by mortgage loans at fair value and Borrowings under forward purchase agreements approximate the agreements' carrying values due to the agreements' short terms and variable interest rates.

  Valuation Techniques and Assumptions

        The following describes the methods used to estimate the fair values of Level 2 and Level 3 financial statement items:

  Mortgage-Backed Securities

        Non-Agency MBS are categorized as "Level 3" financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received, PCM's Capital Markets and Valuation staff review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers' indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and Valuation staff is reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers' indications of value.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

        Following is a quantitative summary of key inputs used by PCM's valuation staff to evaluate the reasonableness of the fair value of MBS:

		Range (Weighted Average)
Security Class	Key Inputs(1)	December 31, 2011	December 31, 2010
Non-Agency subprime	Discount rate	3.1% - 23.0%	2.9% - 17.3%
		(8.0)%	(4.5)%
	Prepayment speed(2)	0.1% - 8.4%	0.1% - 5.3%
		(4.4)%	(1.5)%
	Default speed(3)	3.6% - 19.8%	3.6% - 19.2%
		(12.3)%	(10.5)%
	Collateral remaining loss percentage(4)	23.9% - 63.7%	12.1% - 56.6%
		(47.0)%	(36.9)%
Non-Agency Alt-A	Discount rate	4.4% - 10.0%	5.0% - 11.4%
		(6.2)%	(7.1)%
	Prepayment speed(2)	0.5% - 8.9%	0.9% - 10.1%
		(5.4)%	(6.7)%
	Default speed(3)	3.0% - 11.5%	4.2% - 21.2%
		(9.7)%	(12.3)%
	Collateral remaining loss percentage(4)	11.4% - 36.4%	10.5% - 41.1%
		(26.0)%	(22.8)%
Non-Agency prime jumbo	Discount rate	6.5% - 6.5%	2.7% - 2.7%
		(6.5)%	(2.7)%
	Prepayment speed(2)	14.3% - 14.3%	14.7% - 14.7%
		(14.3)%	(14.7)%
	Default speed(3)	1.5% - 1.5%	1.5% - 1.5%
		(1.5)%	(1.5)%
	Collateral remaining loss percentage(4)	0.4% - 0.4%	0.6% - 0.6%
		(0.4)%	(0.6)%

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

Note 7—Fair Value (Continued)

    their fair values are estimated using their quoted market or contracted price or market price equivalent.

  •
  Loans that are not saleable into active markets are categorized as "Level 3" financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default and loss severities. The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The valuation staff computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of "Level 3" mortgage loans are reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results.

    Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan's delinquency status at period-end from the later of the beginning of the period or acquisition date.

        Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range (Weighted Average)
Key Inputs	December 31, 2011	December 31, 2010
Discount rate	9.1% - 20.8%	9.1% - 18.7%
	(14.8)%	(13.8)%
Twelve-month projected housing price index change	-0.9% - 2.3%	-3.4% - 6.4%
	(-0.3)%	(-2.6)%
Prepayment speed(1)	0.2% - 6.2%	0.2% - 7.5%
	(2.1)%	(2.8)%
Total prepayment speed(2)	1.0% - 33.8%	0.4% - 38.6%
	(26.5)%	(31.9)%

(1)
Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate.

(2)
Total prepayment speed is measured using Life Total Conditional Prepayment Rate.

  Derivative Financial Instruments

        The Company estimates the fair value of an interest rate lock commitment based on quoted Agency MBS prices, its estimate of the fair value of the mortgage servicing rights it expects to receive in the sale of the loans and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases and sells based on observed interest rate volatilities in the MBS market.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

  Real Estate Acquired in Settlement of Loans

        REO is measured based on its fair value on a nonrecurring basis and is categorized as a "Level 3" financial statement item. Fair value of REO is determined by using a current estimate of value from a broker's price opinion, a full appraisal or the price given in a current contract of sale.

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

  Mortgage Servicing Rights

        MSRs are categorized as "Level 3" financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. The key assumptions used in the Company's discounted cash flow model are based on market factors which management believes are consistent with assumptions and data used by market participants valuing similar MSRs. The results of the estimates of fair value of MSRs are reported to PCM's Valuation Committee as part of their review and approval of monthly valuation results.

        Key economic assumptions used in determining the fair value of MSRs at the time of initial recognition are as follows:

					Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Year ended December 31,
	2011		2010
	Range (Weighted Average)
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread	7.5% - 18.0%	7.5% - 15.3%	—	—	—	—
	(7.7)%	(9.5)%
Life (in years)	3.0 - 8.1	2.0 - 8.2	—	—	—	—
	(6.9)	(6.0)
Annual total prepayment speed(1)	5.8% - 24.4%	6.8% - 27.8%	—	—	—	—
	(7.7)%	(13.7)%
Annual per-loan cost of servicing	$53 - $140	$53 - $140	—	—	—	—
	$(69)	$(85)

(1)
Prepayment speed is measured using CPR.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Fair Value (Continued)

        Following is a quantitative summary of key inputs used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	December 31, 2011		December 31, 2010
	Range (Weighted Average)
Key Inputs	Amortized cost	Fair value	Fair value	Amortized cost
	(effect on value amounts in thousands)
Pricing spread	7.5% - 16.5%	7.5% - 16.5%	—	—
	(7.5)%	(8.6)%	—	—
Effect on value of 5% adverse change	$(89)	$(10)	—	—
Effect on value of 10% adverse change	$(176)	$(20)	—	—
Effect on value of 20% adverse change	$(341)	$(39)	—	—
Average life (in years)	3.0 - 6.9	1.7 - 6.9	—	—
	(6.7)	(5.3)	—	—
Prepayment speed(1)	6.9% - 30.8%	8.4% - 59.0%	—	—
	(8.2)%	(16.3)%	—	—
Effect on value of 5% adverse change	$(90)	$(16)	—	—
Effect on value of 10% adverse change	$(178)	$(31)	—	—
Effect on value of 20% adverse change	$(343)	$(60)	—	—
Annual per-loan cost of servicing	$68 - $140	$68 - $140	—	—
	$69	$89	—	—
Effect on value of 5% adverse change	$(30)	$(4)	—	—
Effect on value of 10% adverse change	$(61)	$(9)	—	—
Effect on value of 20% adverse change	$(122)	$(17)	—	—

(1)
Prepayment speed is measured using CPR.

        The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company's overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

  Securities Sold Under Agreements to Repurchase

        Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates the agreements' fair values, due to the agreements' short maturities.

Note 8—Short-Term Investments

        The Company's short-term investments are comprised of money market accounts deposited with U.S. commercial banks.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—United States Treasury Security

        The Company's investment in a U.S. Treasury security of $50.0 million as of December 31, 2011 matured on January 19, 2012 and had a coupon interest rate of 0.00%.

Note 10—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows for the dates presented:

	December 31, 2011
		Fair value
			Credit rating
	Unpaid Balance	Total	AAA	AA	A	BBB	Non- investment grade	Not rated	Yield
		(in thousands)
Security collateral type:
Non-Agency subprime	$63,712	$58,634	$—	$—	$—	$920	$57,714	$—	8.01%
Non-Agency Alt-A	8,910	8,710	440	—	—	5,362	2,908	—	6.23%
Non-Agency prime jumbo	5,624	5,469	—	5,469	—	—	—	—	6.51%

	$78,246	$72,813	$440	$5,469	$—	$6,282	$60,622	$—	7.70%

	December 31, 2010
		Fair value
		Credit rating
	Unpaid Balance	Total	AAA	AA	A	BBB	Non- investment grade	Not rated	Yield
	(in thousands)
Security collateral type:
Non-Agency subprime	$96,653	$93,783	$382	$5,627	$2,134	$2,532	$79,138	$3,970	4.50%
Non-Agency Alt-A	16,282	15,824	649	6,750	—	14	8,411	—	7.10%
Non-Agency prime jumbo	10,240	10,265	—	10,265	—	—	—	—	2.70%

	$123,175	$119,872	$1,031	$22,642	$2,134	$2,546	$87,549	$3,970	4.69%

        All of the Company's MBS had remaining contractual maturities of more than ten years at December 31, 2011 and 2010. At December 31, 2011 and 2010, the Company had pledged all of its MBS to secure agreements to repurchase.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Mortgage Loans Acquired for Sale at Fair Value

        Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company's mortgage loans acquired for sale at fair value as of the dates presented:

	December 31, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Government insured or guaranteed	$46,266	$44,229	$3,212	$3,115
Fixed-rate:
Agency-eligible	173,457	166,174	754	750
Jumbo loans	12,293	11,996	—	—

	$232,016	$222,399	$3,966	$3,865

        Mortgage loans acquired for sale at fair value totaling $231.7 million and $2.7 million were pledged to secure sales of loans under agreements to repurchase at December 31, 2011 and 2010, respectively.

Note 12—Derivative Financial Instruments

        Following is a summary of the distribution of the Company's derivative financial instruments, which are included in Other assets, as of the dates presented:

	December 31,
Derivative Financial Instrument	2011	2010
	(in thousands)
Commitments to purchase loans	$5,772	—
Hedging derivatives	(3,834)	—

	$1,938	$—

        The Company is exposed to price risk relative to its mortgage loans acquired for sale as well as to the commitments it makes to acquire loans from correspondent lenders. The Company bears price risk from the time a commitment to purchase a loan is made to a correspondent lender to the time the purchased mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates rise, because the value of the purchase commitment or mortgage loan acquired for sale declines.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Derivative Financial Instruments (Continued)

        The Company records all derivative financial instruments at fair value. The Company had the following derivative financial instruments recorded within the Other assets on the balance sheet as of December 31, 2011:

	December 31, 2011
Instrument	Notional amount	Fair value
	(in thousands)
Interest rate lock commitments	$563,487	$5,772
Hedging derivatives:
MBS Put Options	28,000	26
MBS Call Options	5,000	57

	33,000	83

Forward sales contracts	358,291	(3,917)

	$954,778	$1,938

        As of December 31, 2011, the Company had $1.5 million on deposit with its derivatives counterparties. Margin deposits are included in Other assets on the balance sheet as of December 31, 2011.

        The Company did not have any hedging derivative contracts on or before December 31, 2010.

        The following table summarizes the activity for derivative contracts used to hedge the Company's interest rate lock commitments and inventory of mortgage loans acquired for sale at notional value:

	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year
	(in thousands)
Year ended December 31, 2011
MBS Put Options	$—	$66,000	$(38,000)	$28,000
MBS Call Options	$—	$13,000	$(8,000)	$5,000
Forward sales contracts	$—	$1,052,466	$(694,175)	$358,291

        The Company did not have any hedging derivative contracts on or before December 31, 2010.

Note 13—Mortgage Loans at Fair Value

        Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Mortgage Loans at Fair Value (Continued)

        Following is a summary of the distribution of the Company's mortgage loans at fair value as of the dates presented:

	December 31, 2011		December 31, 2010
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$494,711	$952,473	$278,008	$521,326
Performing loans:
Fixed	97,582	162,145	49,444	73,256
ARM/Hybrid	73,166	116,693	31,916	54,430
Interest rate step-up	30,621	52,507	4,813	7,831
Balloon	186	316	69	93

	201,555	331,661	86,242	135,610

	$696,266	$1,284,134	$364,250	$656,936

        At December 31, 2011, approximately 72% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at December 31, 2011.

        The mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 24% of the loan portfolio's estimated fair value at December 31, 2011. The mortgage loan portfolio contains loans from New York, Florida and New Jersey that each represents 5% or more of the portfolio's estimated fair value at December 31, 2011.

        At December 31, 2010, approximately 94% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Over 67% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at December 31, 2010. The mortgage loan portfolio consisted of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 27% of the loan portfolio's estimated fair value at December 31, 2010. The mortgage loan portfolio contained loans from New York, Florida and New Jersey that each represented 5% or more of the portfolio's estimated fair value at December 31, 2010.

        At December 31, 2011, mortgage loans in this portfolio with fair values totaling $656.4 million were pledged to secure sales of loans under agreements to repurchase and mortgage loans with fair values totaling $1.9 million were held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the mortgage loans held in that subsidiary. At December 31, 2010, mortgage loans at fair value totaling $326.9 million were pledged to secure sales of loans under agreements to repurchase.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Mortgage Loans Under Forward Purchase Agreements at Fair Value

        Mortgage loans under forward purchase agreements at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

        Following is a summary of the distribution of the Company's mortgage loans under forward purchase agreements at fair value as of December 31, 2011:

	December 31, 2011
Loan Type	Fair value	Unpaid principal balance
Nonperforming loans	$121,266	$232,213
Performing loans:
Fixed	3,316	6,084
ARM/Hybrid	3,965	6,002
Interest rate step-up	763	1,393
Balloon	—	—

	8,044	13,479

	$129,310	$245,692

        The Company did not have mortgage loans under forward purchase agreements at December 31, 2010.

        At December 31, 2011, approximately 74% of the estimated fair value of the mortgage loans under forward purchase agreements consisted of mortgage loans that were originated between 2005 and 2007. Approximately 74% of the estimated fair value of the mortgage loans in this portfolio is comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at December 31, 2011.

        Mortgage loans under forward purchase agreements consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 33% of the loan portfolio's estimated fair value at December 31, 2011. The mortgage loan portfolio contains loans from Florida, New York and New Jersey that each represents 5% or more of the portfolio's estimated fair value at December 31, 2011.

        At December 31, 2011, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in REO for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Balance at beginning of period	$29,685	$—	$—
Purchases	1,511	1,238	—
Transfers from mortgage loans at fair value and advances	110,891	45,951	—
Transfers from REO under forward purchase agreements	778	—	—
Results of REO:
Valuation adjustments, net	(10,281)	(1,269)	—
Gain on sale, net	11,189	3,167	—

	908	1,898	—
Sale proceeds	(63,203)	(19,402)	—

Balance at period end	$80,570	$29,685	$—

        At December 31, 2011, REO with carrying values totaling $6.3 million were financed under agreements to repurchase and $54.2 million was held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the real estate held in that subsidiary. At December 31, 2010, no REO was pledged to secure repurchase agreements or financing of the real estate held in a consolidated subsidiary.

Note 16—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

        Following is a summary of the activity in REO under forward purchase agreements for the period presented:

Year ended December 31, 2011
(in thousands)
Balance at beginning of period	$—
Purchases	—
Purchases financed through forward purchase agreements	964
Transfers from mortgage loans under forward purchase agreements at fair value and advances	23,880
Transfers to REO	(778)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(244)
Gain on sale, net	415

171
Sale proceeds	(1,258)

Balance at period end	$22,979

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements (Continued)

        The Company did not have REO under forward purchase agreements before the year ended December 31, 2011.

        At December 31, 2011, all REO under forward purchase agreements were pledged to secure forward purchase agreements.

Note 17—Mortgage Servicing Rights

  Carried at Fair Value:

        The activity in MSRs carried at fair value is as follows:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Balance at beginning of year	$—	$—	$—
Additions:
Purchases	—	—	—
Servicing resulting from loan sales	774	—	—

Total additions	774	—	—

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	—	—	—
Other changes in fair value(2)	(25)	—	—

	(25)	—	—

Balance at end of year	$749	$—	$—

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Mortgage Servicing Rights (Continued)

  Carried at Amortized Cost:

        The activity in MSRs carried at amortized cost is summarized below for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$—	$—	$—
Additions	5,299	—	—
Amortization	(17)	—	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—

Balance before valuation allowance at end of period	$5,282	—	—

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	$—	$—	$—
Additions (reductions)	—	—	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—

Balance at end of period	—	—	—

Mortgage Servicing Rights, net	$5,282	—	—

Estimated Fair Value of MSRs at Period End	$5,341	$—	$—

        The following table summarizes the Company's estimate of amortization of its existing MSRs carried at amortized cost for the five-year period ending December 31, 2016. This projection was developed using the assumptions made by management in its December 31, 2011 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Year Ended December 31,	Estimated MSR Amortization
(in thousands)
2012	$550
2013	547
2014	503
2015	461
2016	421
Thereafter	2,800

Total	$5,282

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Securities Sold Under Agreements to Repurchase at Fair Value

        Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(dollar amounts in thousands)
Period-end balance	$115,493	$101,202	$—
Weighted-average interest rate at end of period	0.67%	1.34%	—
Weighted-average interest rate during the period	1.10%	1.39%	—
Average balance of securities sold under agreements to repurchase	$78,021	$44,590	$—
Maximum daily amount outstanding	$115,493	$121,047	$—
Total interest expense	$873	$620	$—
Fair value of securities securing agreements to repurchase at period-end	$122,813	$119,872	$—

        The repurchase agreements collateralized by securities have an average term of 10 days. All repurchase agreements collateralized by securities mature within 30 days of December 31, 2011 and all repurchase agreements collateralized by MBS were subsequently replaced with new repurchase agreements. All securities underlying repurchase agreements are held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

        The amount at risk (the fair value of the securities pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's securities sold under agreements to repurchase is summarized by counterparty below as of December 31, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Wells Fargo Bank, N.A.	$10,390	January 3, 2012
Credit Suisse First Boston Mortgage Capital LLC.	$738	January 19, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the MBS or mortgage loans securing those agreements decreases. As of December 31, 2011 and 2010, the Company had $3.8 million and $4.8 million, respectively, on deposit with its securities repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to loans acquired for sale sold under agreements to repurchase as of and for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$212,677	$2,494	$—
Unused amount(1)	$137,323	$72,506	$—
Weighted-average interest rate at end of period	2.06%	3.66%	—
Weighted-average interest rate during the period(2)	2.63%	3.66%	—
Average balance of loans sold under agreements to repurchase	$43,713	$20	$—
Maximum daily amount outstanding	$288,972	$2,494	$—
Total interest expense	$2,426	$—	$—
Fair value of mortgage loans acquired for sale securing agreements to repurchase at period-end	$231,704	$2,684	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $1.3 million during the year ended December 31, 2011.

        The repurchase agreements collateralized by loans have an average remaining term of approximately 10.3 months at December 31, 2011. All of the repurchase agreements have maturities of more than 90 days.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Bank of America, N.A.	$14,650	November 5, 2012
Credit Suisse First Boston Mortgage Capital LLC	$5,626	October 30, 2012

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase (Continued)

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of December 31, 2011, the Company had $1.6 million on deposit with its loan repurchase agreement counterparties. The Company had no margin deposits with its loan repurchase agreement counterparties at December 31, 2010. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 20—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to loans sold under agreements to repurchase as of and for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$275,649	$144,928	$—
Unused amount(1)	$174,351	$80,072	$—
Weighted-average interest rate at end of period	3.96%	3.32%	—
Weighted-average interest rate during the period(2)	3.76%	3.35%	—
Average balance of loans sold under agreements to repurchase	$233,594	$6,148	$—
Maximum daily amount outstanding	$285,532	$144,928	$—
Total interest expense	$9,642	$206	$—
Fair value of mortgage loans at fair value and REO securing agreements to repurchase at period-end	$613,051	$326,947	$—

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $741,000 during the year ended December 31, 2011.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase (Continued)

        The repurchase agreements collateralized by loans have an average remaining term of approximately 4.4 months at December 31, 2011.

        Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at December 31, 2011	Balance
(in thousands)
30 to 90 days	$203,936
Over 90 days	71,713

$275,649

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of December 31, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$259,114	March 7, 2012
Wells Fargo Bank, N.A.	$56,878	December 28, 2012
Credit Suisse First Boston Mortgage Capital LLC	$21,738	June 6, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. The Company had $471,000 on deposit with its loan repurchase agreement counterparties at December 31, 2011. The Company had no margin deposits with its loan repurchase agreement counterparties at December 31, 2010. Margin deposits are included in Other assets in the consolidated balance sheets.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

        Following is a summary of financial information relating to REO financed under agreements to repurchase as of and for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$27,494	$—	$—
Unused amount(1)	$72,506	$—	$—
Weighted-average interest rate at end of period	4.26%	—	—
Weighted-average interest rate during the period(2)	4.26%	—	—
Average balance of REO sold under agreements to repurchase	$8,341	$—	$—
Maximum daily amount outstanding	$28,260	$—	$—
Total interest expense	$636	$—	$—
Fair value of REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase at period-end	$54,212	$—	$—

(1)
The amount the Company is able to borrow under repurchase agreements is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary servicing those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $276,000 during the year ended December 31, 2011.

        The repurchase agreement collateralized by REO has a remaining term of approximately 5.4 months at December 31, 2011.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase is summarized by counterparty below as of December 31, 2011:

Counterparty	Amount at risk	Weighted average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$28,565	June 6, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the REOs decreases.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Note Payable Secured by Mortgage Loans at Fair Value

        Following is a summary of financial information relating to note payable secured by mortgage loans at fair value as of and for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$28,617	$—	$—
Unused amount(1)	$11,383	$—	$—
Weighted-average interest rate at end of period	3.30%	—	—
Weighted-average interest rate during the period(2)	2.53%	—	—
Average balance of note payable	$8,265	$—	$—
Maximum daily amount outstanding	$33,386	$—	$—
Total interest expense	$254	$—	$—
Fair value of mortgage loans at fair value and REO securing the note payable at period-end	$49,617	$—	$—

(1)
The amount the Company is able to borrow under this lending facility is tied to the fair value of unencumbered mortgage loans eligible to secure the facility.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $42,000 during the year ended December 31, 2011.

        The note payable is collateralized primarily by mortgage loans at fair value and matures on September 26, 2012.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's mortgage loans at fair value securing this facility is summarized by counterparty below as of December 31, 2011:

Counterparty	Amount at risk
(in thousands)
Wells Fargo Bank, N.A.	$21,211

        The Company is subject to margin calls during the period the facility is outstanding and therefore may be required to repay a portion of the borrowings before the note payable matures if the value of the mortgage loans securing the facility decreases. The Company had $237,000 on deposit with its counterparty at December 31, 2011.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23—Borrowings under Forward Purchase Agreements

        Following is a summary of financial information relating to borrowings under forward purchase agreements as of and for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(dollar amounts in thousands)
Period end:
Balance	$152,427	$—	$—
Weighted-average interest rate at end of period	3.97%	—	—
Weighted-average interest rate during the period	4.11%	—	—
Average balance of borrowings under forward purchase agreements	$74,864	$—	$—
Maximum daily amount outstanding	$173,398	$—	$—
Total interest expense	$3,116	$—	$—
Fair value of underlying loans and REO at period-end	$151,448	$—	$—

        The forward purchase agreements have an average term of approximately 5.7 months at December 31, 2011. Both of the forward purchase agreements have maturities of more than 90 days.

        At December 31, 2011, there was no amount at risk (the fair value of the mortgage loans pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's borrowings under forward purchase agreements.

Note 24—Liability for Representations and Warranties

        The Company has liability under the representations and warranties made to purchasers of the loans it sells. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company's representations and warranties are generally not subject to stated limits.

        Following is a summary of the Company's liability for representations and warranties included in accounts payable and accrued liabilities for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Balance, beginning of period	$—	$—	$—
Provisions for losses	205	—	—
Incurred losses	—	—	—

Balance, end of period	$205	$—	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2011, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Mortgage Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments as of the date presented:

December 31, 2011
(in thousands)
Commitments to purchase mortgage loans:
Correspondent lending	$563,487
Other mortgage loans	$304,084

Note 26—Shareholders' Equity

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

        On November 19, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the "2010 Sales Agreement") with Cantor Fitzgerald & Co. to sell common shares having an initial aggregate offering price of up to $100 million from time to time through Cantor Fitzgerald & Co., acting as sales agent or principal. During the year ended December 31, 2011, the Company sold a total of 558,500 of its common shares under the 2010 Sales Agreement at a weighted average price of $16.86 per share, providing net proceeds to the Company of approximately $9.2 million, net of sales commissions. The sales agent received a total of approximately $188,000, which represents an average commission of approximately 2.0% of the gross sales price.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 27—Net Gain on Mortgage Loans Acquired For Sale

        Net gain on mortgage loans acquired for sale is summarized below for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Cash gain (loss):
Sales proceeds	$(1,571)	$78	$—
Hedging activities	(4,794)	20	—

	(6,365)	98	—
Non cash gain:
Change in fair value of commitments to purchase loans	5,772	—	—
Receipt of MSRs in loan sale transactions	6,073	—	—
Provision for losses relating to representations and warranties provided in loan sales	(205)	(12)	—
Change in fair value relating to loans and hedging derivatives held at year-end:
Mortgage loans	6,192	(24)	—
Hedging derivatives	(3,834)	(44)	—

	2,358	(68)	—

	$7,633	$18	$—

Note 28—Share-Based Compensation Plans

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

Note 28—Share-Based Compensation Plans (Continued)

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

        The Company's estimate of value included assumed grantee forfeiture rates of 16% per year for employees of PCM and its affiliates and no turnover for PMT's officers and its board of trustees.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 28—Share-Based Compensation Plans (Continued)

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Year ended December 31,
	2011	2010
Number of units:
Outstanding at beginning of period	272,984	374,810	—
Granted	340,500	23,600	375,330
Vested	(88,711)	(97,026)	—
Canceled	(32,964)	(28,400)	(520)

Outstanding at end of period	491,809	272,984	374,810

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$6.18	$8.36	$—
Granted	$16.52	$7.74	$8.36
Vested	$9.82	$14.73	$—
Expired or canceled	$7.88	$7.10	$7.20
Outstanding at end of period	$12.57	$6.18	$8.36
Units available for future awards(1)	1,820,000	1,095,000	994,000

Compensation expense recorded during the period	$3,616,000	$1,812,000	$963,000

(1)
Based on common shares outstanding as of period end. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

        As of December 31, 2011, 443,905 of share units with a weighted average grant date fair value of $12.57 per share unit are expected to vest over their average remaining vesting period of 2.2 years. For all unvested share units at both December 31, 2011 and 2010, the average remaining vesting period was 2.1 years. As of December 31, 2011, the total unrecognized compensation cost for all unvested share units was $3.4 million. The grant date fair values of share unit awards are based on the market value of the Company's stock at the date of grant.

Note 29—Income Taxes

        The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary difference between net income and the REIT taxable income (before deduction for qualifying distributions) is the income of the TRSs and the method of

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29—Income Taxes (Continued)

determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary ("QRS"). Other differences between REIT book income and REIT taxable income are not material.

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Most of the 2011 distributions and all of the 2010 distributions will be characterized as ordinary income. Approximately 5% of the 2011 distributions will be characterized as long term capital gain. There were no distributions for 2009 as there was a tax loss in 2009.

        The Company has elected to treat two of its subsidiaries as TRSs. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in 2011, 2010 or 2009. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the consolidated statements of income.

        At December 31, 2009, the Company's TRSs had tax net operating loss carryforwards of approximately $106,000, expiring in 2029. For the year 2009, the Company ascribed a full valuation allowance to its net deferred tax assets due to the uncertainty in forecasting future TRS taxable income. As the income for 2010 was projected to be sufficient to utilize the federal loss carryover and projected future years' income was projected to be sufficient to utilize the state loss carryover (current utilization of loss carryovers has been suspended by the state of California), the valuation allowance was reversed in the first quarter of 2010.

        The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29—Income Taxes (Continued)

        The following table details the Company's income tax expense (benefit) which relates primarily to the TRSs, for the periods presented:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Current expense (benefit):
Federal	$6,250	$1,998	$(33)
State	2,139	694	(12)

Total current	8,389	2,692	(45)

Deferred expense (benefit):
Federal	(247)	(77)	—
State	(86)	(27)	—

Total deferred expense	(333)	(104)	—

Valuation allowance	—	(45)	45

Total provision for income taxes	$8,056	$2,543	$—

        The provision for deferred income taxes for the years ended December 31, 2011 and December 31, 2010 primarily relates to a net unrealized valuation loss on REO and to mortgage servicing rights the Company received pursuant to sales of mortgage loans with servicing rights retained as detailed below. There was no provision for deferred income taxes for the period from August 4, 2009 (commencement of operations) to December 31, 2009.

        The following table is a reconciliation of the Company's provision for income taxes at statutory rates to the provision for income taxes at the Company's effective rate:

					Period from August 4, 2009 (commencement of operations) to December 31, 2009
	Year ended December 31,
	2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense (benefit) at statutory tax rate	$25,373	35.0%	$9,459	35.0%	$(659)	35.0%
Effect of non-taxable REIT income	(18,749)	(25.8)%	(7,272)	(26.9)%	747	(39.7)%
State income taxes, net of federal benefit	1,335	1.8%	434	1.6%	(133)	7.0%
Other	97	0.1%	(33)	(0.1)%	—	—
Valuation allowance	—	—	(45)	(0.2)%	45	(2.3)%

Provision for income taxes	$8,056	11.1%	$2,543	9.4%	$—	0.0%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29—Income Taxes (Continued)

        The Company's components of the provision for deferred income taxes are as follows:

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Real estate valuation loss	$(2,783)	$(104)	—
Mortgage servicing rights	2,536	—	—
Other	(86)	—	—
Valuation allowance	—	(45)	45

Total provision (benefit) for deferred income taxes	$(333)	$(149)	$45

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2011	2010
	(in thousands)
Deferred income tax assets:
Real estate valuation loss	$2,886	$104
Other	87	—

Gross deferred tax assets	2,973	104

Deferred income tax liabilities:
Mortgage servicing rights	2,536	—

Net deferred income tax asset	$437	$104

        The net deferred income tax asset is recorded in Other Assets in the consolidated balance sheets as of December 31, 2011 and 2010.

        At December 31, 2011, December 31, 2010 and December 31, 2009, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in the Company's income tax accounts. No such accruals existed at December 31, 2011, December 31, 2010 or at December 31, 2009.

Note 30—Segments and Related Information

        The Company has two business segments: investment activities and correspondent lending.

        The investment activities segment represents the Company's investments in distressed mortgage loans, REO, MBS and MSRs. Management seeks to maximize the value of the mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely,

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 30—Segments and Related Information (Continued)

orderly and economically efficient manner. The Company also invests in mortgage related securities and other mortgage related real estate and financial assets.

        The correspondent lending segment represents the Company's operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS, using the operations of our Manager.

        Before 2011, the Company's activities were almost exclusively within the investment activities segment. Accordingly, segment information is presented beginning with the 2011 fiscal year. Financial highlights by operating segment for 2011 are as follows:

	Investment activities	Correspondent lending	Total
	(in thousands)
Revenues:
External
Net gain on investments	$82,643	$—	$82,643
Interest income	34,063	2,085	36,148
Net gain on mortgage loans acquired for sale	—	7,633	7,633
Other income	1,173	1,017	2,190
Intersegment	—	—	—

	117,879	10,735	128,614

Expenses:
Interest	15,779	1,167	16,946
Other	36,877	2,296	39,173

	52,656	3,463	56,119

Pre-tax net income	$65,223	$7,272	$72,495

        The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies except that intersegment transactions are not eliminated.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 31—Selected Quarterly Results (Unaudited)

        Following is a presentation of selected quarterly financial data for each full quarterly period of 2011 and 2010:

	Quarter ended
	2011				2010
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
For the quarter ended:
Net investment income	$39,123	$41,985	$30,223	$17,283	$13,629	$12,656	$13,915	$3,854
Net income	$19,649	$20,528	$16,617	$7,645	$7,349	$7,729	$8,151	$1,254
Earnings per share:
Basic	$0.70	$0.73	$0.59	$0.35	$0.44	$0.46	$0.49	$0.07
Diluted	$0.70	$0.73	$0.59	$0.35	$0.43	$0.45	$0.48	$0.07
Cash dividends declared per share	$0.50	$0.50	$0.42	$—	$0.84	$0.35	$—	$—
At period end:
Short-term investments at fair value	$30,319	$30,743	$38,633	$53,194	$—	$—	$18,197	$115,485
United States Treasury security	50,000	—	—	—	—	—	—	—
Mortgage-backed securities at fair value	72,813	86,702	82,421	102,195	119,872	137,049	103,164	76,389
Mortgage loans at fair value(1)	1,057,592	909,030	676,071	592,445	368,216	244,912	197,505	123,464
Real estate acquired in settlement of loans(2)	103,549	69,906	48,872	31,285	29,685	26,112	13,241	1,511
Mortgage servicing rights(3)	6,031	636	180	—	—	—	—	—
Other assets	65,758	58,477	37,298	61,412	71,322	45,898	38,371	9,839

Total assets	$1,386,062	$1,155,494	$883,475	$840,531	$589,095	$453,971	$370,478	$326,688

Assets sold under agreements to repurchase(4)	$631,313	$421,626	$340,989	$308,432	$248,624	$116,139	$31,362	$—
Note payable secured by mortgage loans at fair value	28,617	—	—	—	—	—	—	—
Borrowings under forward purchase agreements	152,427	163,755	—	—	—	—	—	—
Other liabilities	27,688	39,450	19,562	15,337	20,558	11,352	14,842	11,208

Total liabilities	840,045	624,831	360,551	323,769	269,182	127,491	46,204	11,208

Shareholders' equity	546,017	530,663	522,924	516,762	319,913	326,480	324,274	315,480

Total liabilities and shareholders' equity	$1,386,062	$1,155,494	$883,475	$840,531	$589,095	$453,971	$370,478	$326,688

(1)
Includes mortgage loans acquired for sale at fair value, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value.

(2)
Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.

(3)
Includes mortgage servicing rights at fair value and mortgage servicing rights at lower of amortized cost or fair value.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 31—Selected Quarterly Results (Unaudited) (Continued)

(4)
Includes securities, mortgage loans acquired for sale at fair value, mortgage loans at fair value and real estate acquired in settlement of loans.

Note 32—Supplemental Cash Flow Information

	Year ended December 31,		Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2011	2010
	(in thousands)
Cash paid for interest	$16,963	$484	$—
Cash paid for income taxes	$6,941	$3,248	$—
Non-cash investing activities:
Transfer of mortgage loans to REO	$110,891	$45,951	$—
Addition of unpaid interest to mortgage loan balances in loan modifications	$8,657	$155	$—
Purchase of mortgage loans financed through forward purchase agreements	$194,286	$—	$—
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	$23,880	$—	$—
Receipt of MSRs as proceeds from sales of loans	$6,073	$—	$—
Purchase of REO financed through forward purchase agreements	$964	$—	$—
Transfer of REO under forward purchase agreements to REO	$778	$—	$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$194,286	$—	$—
Purchase of REO financed through forward purchase agreements	$964	$—	$—
Recognition of contingently payable offering costs to:
Underwriters	$—	$—	$5,883
PNMAC Capital Management, LLC	$—	$—	$2,941
Declaration of cash dividends to common shareholders	$—	$7,070	$—

Note 33—Regulatory Net Worth Requirement

        PennyMac Corp. ("PMC"), an indirect subsidiary of the Company, is a seller-servicer for Fannie Mae. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae's capital standards, which require PMC to maintain a minimum net worth of $2.5 million. Management believes PMC complies with Fannie Mae's net worth requirement as of December 31, 2011.

Note 34—Recently Issued Accounting Pronouncements

        In May 2011, the Financial Accounting Standards Board issued an Accounting Standards Update ("ASU"), ASU 2011-04 to the Fair Value Measurements topic of the Accounting Standards Codification ("ASC"). ASU 2011-04 eliminates unnecessary wording differences between U.S. GAAP and International Financial Reporting Standards, expands the disclosure requirements of the Fair Value

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 34—Recently Issued Accounting Pronouncements (Continued)

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

        In December, 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210) Disclosures About Offsetting Assets and Liabilities. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject an enforceable master netting arrangement or similar agreement.

        The amendments in this ASU require an entity to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity's financial position. The disclosure requirements in this update are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The amendments in ASU 2011-11 are not expected to have a material effect on the Company's financial condition or results of operations.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 35—Subsequent Events

        Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

  •
  On February 8, 2012, the Company's Board of Trustees declared a cash dividend of $0.55 per share payable on February 29, 2012 to holders of record of the Company's common shares as of February 17, 2012.

  •
  During the months of February and March 2012, the Company sold a total of 1,652,580 of its common shares under a Controlled Equity Offering sales agreement with Cantor Fitzgerald & Co. at a weighted average price of $18.31 per share, providing net proceeds of approximately $29.7 million net of sales commissions. The sales agent received a total of approximately $605,000, which represents an average commission of approximately 2.0% of the gross sales prices per share.

  •
  All agreements to repurchase assets and forward purchase agreements that matured before the date of this Report were extended or renewed.

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

Dated: March 9, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	March 9, 2012
/s/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	March 9, 2012
/s/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	March 9, 2012
/s/ MATTHEW BOTEIN Matthew Botein	Trustee	March 9, 2012
/s/ SCOTT W. CARNAHAN Scott W. Carnahan	Trustee	March 9, 2012
/s/ RANDALL D. HADLEY Randall D. Hadley	Trustee	March 9, 2012
/s/ CLAY A. HALVORSEN Clay A. Halvorsen	Trustee	March 9, 2012

Signatures	Title	Date

/s/ JOEL S. MARCUS Joel S. Marcus	Trustee	March 9, 2012
/s/ DAVID A. SPECTOR David A. Spector	Trustee	March 9, 2012
/s/ STACEY D. STEWART Stacey D. Stewart	Trustee	March 9, 2012
/s/ FRANK P. WILLEY Frank P. Willey	Trustee	March 9, 2012

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K
December 31, 2011

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description
3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.7	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.8	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit Description
10.9	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.10	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.11	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company's Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.12	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.13	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.14	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.

10.16	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.17	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.18	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Description
10.21	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.22	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.25	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.26	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.27	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.28	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.29	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.30	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.31	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description
10.32	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.33	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.34	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.35	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.36	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.37	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.38	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp.*

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter from Mark Wiedman regarding Board of Trustees service.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Income for the years ended December 31, 2011 and 2010 and the period from August 9, 2009 (commencement of operations) to December 31, 2009, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the nine months, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010, and the period from August 9, 2009 (commencement of operations) to December 31, 2009 and (v) the Notes to the Consolidated Financial Statements.**

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