Form 10-Q
period 2012-03-31
PennyMac Mortgage Investment Trust
filed 2012-05-04
CIK 1464423

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	27-0186273 (IRS Employer Identification No.)
6101 Condor Drive, Moorpark, California (Address of principal executive offices)	91301 (Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 3, 2012
Common Shares of Beneficial Interest, $.01 par value	31,171,565

PENNYMAC MORTGAGE INVESTMENT TRUST
FORM 10-Q
March 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash	$16,405	$14,589
Short-term investments	63,444	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	174,604	72,813
Mortgage loans acquired for sale at fair value	155,295	232,016
Mortgage loans at fair value	667,542	696,266
Mortgage loans under forward purchase agreements at fair value	105,030	129,310
Real estate acquired in settlement of loans	81,209	80,570
Real estate acquired in settlement of loans under forward purchase agreements	23,661	22,979
Mortgage servicing rights:
at lower of amortized cost or fair value	17,346	5,282
at fair value	1,188	749
Principal and interest collections receivable	14,950	8,664
Principal and interest collections receivable under forward purchase agreements	7,678	5,299
Interest receivable	2,018	2,099
Due from affiliates	5,464	347
Other assets	42,186	34,760

Total assets	$1,378,020	$1,386,062

LIABILITIES
Accounts payable and accrued liabilities	$9,683	$9,198
Unsettled mortgage-backed securities purchases	115,636	—
Assets sold under agreements to repurchase:
Securities	53,068	115,493
Mortgage loans acquired for sale at fair value	143,819	212,677
Mortgage loans at fair value	282,810	275,649
Real estate acquired in settlement of loans	21,744	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	127,591	152,427
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	17,347	12,166
Income taxes payable	4,483	441

Total liabilities	782,064	840,045

Commitments and contingencies
SHAREHOLDERS' EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 31,023,863 and 28,404,554 common shares, respectively	310	284
Additional paid-in capital	564,819	518,272
Retained earnings	30,827	27,461

Total shareholders' equity	595,956	546,017

Total liabilities and shareholders' equity	$1,378,020	$1,386,062

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Quarter ended March 31,
	2012	2011
Investment income
Net gain (loss) on investments:
Mortgage-backed securities	$357	$(442)
Mortgage loans	11,131	10,332

	11,488	9,890

Interest income:
Short-term investments	31	31
Mortgage-backed securities	574	1,086
Mortgage loans	15,820	5,086

	16,425	6,203

Net gain on mortgage loans acquired for sale	13,370	83
Results of real estate acquired in settlement of loans	3,717	1,089
Net loan servicing fees	197	(3)
Other	1,452	21

Net investment income	46,649	17,283

Expenses
Interest	6,674	2,278
Loan fulfillment fees payable to affiliate	6,124	12
Loan servicing fees	4,186	2,206
Management fees	1,804	1,549
Compensation	1,301	1,014
Professional services	442	877
Other	1,543	1,061

Total expenses	22,074	8,997

Income before provision for income taxes	24,575	8,286
Provision for income taxes	5,517	641

Net income	$19,058	$7,645

Earnings per share
Basic	$0.65	$0.35
Diluted	$0.65	$0.35
Weighted-average shares outstanding
Basic	29,076	21,938
Diluted	29,355	22,148
Dividends declared per share	$0.55	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Net income	—	—	—	7,645	7,645
Share-based compensation	5,500	—	795	—	795
Proceeds from offerings of common shares	10,925,000	110	196,540	—	196,650
Underwriting and offering costs	—	—	(8,241)	—	(8,241)

Balance at March 31, 2011	27,762,843	$278	$506,269	$10,215	$516,762

Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017
Net income	—	—	—	19,058	19,058
Share-based compensation	87,999	—	883	—	883
Cash dividends declared, $0.55 per share	—	—	—	(15,692)	(15,692)
Proceeds from offerings of common shares	2,531,310	26	46,581	—	46,607
Underwriting and offering costs	—	—	(917)	—	(917)

Balance at March 31, 2012	31,023,863	$310	$564,819	$30,827	$595,956

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Quarter ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$19,058	$7,645
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net (gain) loss on mortgage-backed securities at fair value	(357)	442
Net gain on mortgage loans at fair value	(11,131)	(10,332)
Accrual of unearned discounts on mortgage-backed securities at fair value	(335)	(714)
Net gain on mortgage loans acquired for sale at fair value	(13,370)	(83)
Results of real estate acquired in settlement of loans	(3,717)	(1,089)
Change in fair value and amortization of mortgage servicing rights	455	3
Amortization of credit facility commitment fees	559	312
Accrual of costs related to forward purchase agreements	1,954	—
Share-based compensation expense	883	795
Purchases of mortgage loans acquired for sale at fair value	(1,858,147)	(19,576)
Sales of mortgage loans acquired for sale at fair value	1,931,024	19,155
Increase in principal and interest collections receivable	(6,286)	(18,605)
Increase in principal and interest collections receivable under forward purchase agreements	(2,379)	—
Decrease (increase) in interest receivable	113	(478)
Increase in due from affiliates	(5,117)	(2,465)
Increase in other assets	(6,491)	(2,215)
Increase (decrease) in accounts payable and accrued liabilities	579	(3,384)
Increase in payable to affiliates	5,181	2,659
Increase in income taxes payable	4,042	—

Net cash provided (used) by operating activities	56,518	(27,930)

Cash flows from investing activities
Net increase in short-term investments	(33,125)	(53,194)
Maturity of United States Treasury security	50,000	—
Purchases of mortgage servicing rights	(29)	—
Repayments of mortgage-backed securities at fair value	11,086	17,949
Purchases of mortgage loans at fair value	—	(243,128)
Repayments of mortgage loans at fair value	26,181	15,569
Sales of mortgage loans at fair value	—	2,565
Repayments of mortgage loans under forward purchase agreements at fair value	8,701	—
Purchases of real estate acquired in settlement of loans	—	(247)
Sales of real estate acquired in settlement of loans	26,777	13,911
Sales of real estate acquired in settlement of loans under forward purchase agreements	6,787	—
Decrease (increase) in margin deposits and restricted cash	4,540	(1,246)

Net cash provided (used) by investing activities	100,918	(247,821)

Cash flows from financing activities
Sales of securities under agreements to repurchase	291,914	257,952
Repurchases of securities sold under agreements to repurchase	(354,339)	(271,089)
Sales of loans under agreements to repurchase	1,728,180	121,844
Repurchases of loans sold under agreements to repurchase	(1,816,450)	(48,899)
Repayments of note payable secured by mortgage loans at fair value	(2,044)	—
Repayments of borrowings under forward purchase agreements	(27,129)	—
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	3,797	—
Repurchases of real estate acquired in settlement of loans financed under agreements to repurchase	(9,547)	—
Proceeds from issuance of common shares	46,607	196,650
Payment of underwriting and offering costs relating to issuance of common shares	(917)	(8,241)
Payment of dividends	(15,692)	(7,070)

Net cash (used) provided by financing activities	(155,620)	241,147

Net increase in cash	1,816	(34,604)
Cash at beginning of period	14,589	45,447

Cash at end of period	$16,405	$10,843

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

        The Company's objective is to provide attractive risk-adjusted returns to its investors over the long-term, principally through dividends and secondarily through capital appreciation. The Company intends to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling, securitizing or selling newly originated prime credit quality residential mortgage loans ("correspondent lending").

        The Company operates two segments: investment activities and correspondent lending. The investment activities segment focuses on mortgage assets that are acquired and held for investment purposes and the correspondent lending segment focuses on the purchase for resale of newly originated mortgage loans.

        The investment activities segment represents the Company's investments in distressed mortgage loans, real estate acquired in settlement of loans ("REO"), mortgage-backed securities ("MBS") and mortgage servicing rights ("MSRs"). Management seeks to maximize the value of the distressed mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

        The correspondent lending segment represents the Company's operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS, using the operations of the Company's Manager.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 1—Organization and Basis of Presentation (Continued)

        The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States ("U.S. GAAP") for interim financial information and with the SEC's instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "Annual Report").

        Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

        In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

Note 2—Concentration of Risks

        As discussed in Note 1—Organization and Basis of Presentation above, PMT's investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company's investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Prior to the acquisition of loans or other assets, PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the non-correspondent lending loans purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup, Inc.

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

        On December 20, 2011 and July 12, 2011, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. ("CGM"), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the "CGM Assets"). The CGM Assets were acquired by CGM from unaffiliated money center banks. The initial purchase price under the forward commitment on December 20, 2011 was $22.1 million. The remaining purchase price as of March 31, 2012 is $20.1 million. Remaining subsequent adjustments may increase the purchase price to $20.5 million based on the date the purchase is settled. The initial purchase price under the forward commitment on July 12, 2011 was $172.7 million. The remaining purchase price as of March 31, 2012, is $98.3 million. Remaining subsequent adjustments may increase the purchase price to $99.2 million based on the date the purchase is settled.

        The Company also pays CGM a cost of carry on the CGM Assets pending purchase through the date such CGM Assets are ultimately acquired. The Company recognized the assets subject to the transactions and the related liability. The CGM Assets are serviced by PLS.

        The CGM Assets are included on the Company's consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements. The CGM Assets are being held by CGM within a separate trust entity deemed a variable interest entity. The Company's interest in the CGM Assets is deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a "silo." The silo consists of the CGM Assets and its related liability. The Company directs all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets are attributable solely to the Company, and such cash flows can only be used to settle the related liability.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        As a result of consolidating the silo, the Company's consolidated statement of income for the three months ended March 31, 2012 includes net gain on mortgage loans of $6.7 million, interest income on mortgage loans of $502,000, interest expense of $1.5 million and loan servicing fees expense of $585,000. The Company received repayments of mortgage loans totaling $8.7 million and repaid borrowings under the forward purchase agreements totaling $27.1 million during the three months ended March 31, 2012. The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

        On April 13 and April 24, 2012, PCM committed to acquire on the Company's behalf mortgage loans from or through one or more subsidiaries of Citigroup, Inc. with purchase prices totaling approximately $20.2 million and $139.2 million, respectively.

        On April 27, 2012, the Company, through PCM, completed the purchase of $56.5 million in fair value of mortgage loans from a subsidiary of Citigroup, Inc.

        During the three months ended March 31, 2011, the Company purchased $243.1 million of mortgage loans at fair value for its investment portfolio. Of that total, $227.3 million at fair value of mortgage loans were purchased from or through one or more subsidiaries of Citigroup, Inc.

        Beginning in the fourth quarter of 2011, the Company's correspondent lending activities have experienced substantial growth. As a result of such growth, the Company's correspondent lending segment contributed approximately 42% of PMT's pre-tax income during the quarter ended March 31, 2012 and the inventory of mortgage loans acquired for sale at fair value represented approximately 12% of the Company's investments at March 31, 2012.

        Correspondent lending activities introduce different risks from those posed by investments in distressed assets. The Company's correspondent lending activities and the MSRs that are held in the Company's investment segment that the Company receives as proceeds from such correspondent lending sales are more sensitive to the level and volatility of interest rates. For example, a decline in mortgage rates generally increases the demand for home loans as borrowers refinance, but also generally leads to accelerated payoffs in the Company's mortgage servicing portfolio, which negatively impacts the value of MSRs.

        Management attempts to manage the sensitivity of earnings to this risk through the use of derivative financial instruments to moderate the effects of changes in the level and volatility of interest rates on the fair value of the Company's inventory of mortgage loans acquired for sale at fair value and commitments to purchase mortgage loans for sale. The Company does not presently use derivative financial instruments to moderate the effects of changes in the fair value of its investment in MSRs on PMT's earnings.

        The success of the Company's interest rate risk management strategies is dependent on management's ability to predict the earnings sensitivity of its loan servicing and loan production operations in various interest rate environments. There are many market factors that affect the performance of the Company's interest rate risk management activities including interest rate volatility, the shape of the yield curve and the spread between mortgage interest rates and United States Treasury or swap rates. The success of this strategy affects PMT's net income and the effect can be either positive or negative, and can be material to the Company.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 2—Concentration of Risks (Continued)

        The correspondent lending segment's ability to sell loans profitably is affected by many factors, including the relative demands for such loans and MBS evidencing interests in such loans, the cost of credit enhancements, investor perceptions of such loans and MBS and the risks posed by such products.

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

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's initial public offering ("IPO") were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. PMT will reimburse PCM the underwriting costs as discussed in Note 25—Shareholders' Equity.

        PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears.

        Following is a summary of management fee expense and the related liability recorded by the Company for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Base management fee	$1,804	$1,549
Performance incentive fee	—	—

Total management fee incurred during the period	1,804	1,549
Fee paid during the period	(1,095)	(1,228)
Fee outstanding at beginning of period	1,095	1,228

Fee outstanding at period end	$1,804	$1,549

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

        In connection with the Company's correspondent lending business, through which the Company acquires mortgage loans originated by correspondent lenders for resale to the government-sponsored agencies such as the Federal National Mortgage Association ("Fannie Mae") or securitization through Government National Mortgage Association ("Ginnie Mae") (Fannie Mae and Ginnie Mae are each referred to as an "Agency" and, collectively, as the "Agencies") and other investors, PLS is entitled to base servicing fees, which range from 4 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above. PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans to be sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate. The fulfillment fee for such services is currently 50 basis points. During the quarter ended March 31 2012 and 2011, the Company recorded fulfillment fees totaling $6.1 million and $12,000, respectively.

        The Company collects interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party where the Company is not approved or licensed to sell to such third party. During the quarters ended March 31, 2012 and 2011, the Company sold loans with unpaid balances totaling approximately $799.2 million and $3.5 million and received sourcing fees totaling approximately $240,000 and $4,000, respectively. The Company held mortgage loans pending sale to PLS with unpaid balances totaling approximately $39.5 million and $44.2 million at March 31, 2012 and December 31, 2011, respectively.

        The Company paid servicing and other fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 3—Transactions with Related Parties (Continued)

        Following is a summary of those expenses for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Loan servicing and fulfillment fees payable to PLS	$6,941	$2,171
Reimbursement of expenses incurred on PMTs behalf :
Compensation	304	128
Other	2,106	659

	2,410	787
Reimbursement of common overhead incurred by PCM and its affiliates	386	587

	$9,737	$3,545

Payments during the period	$5,485	$1,206

        Amounts due to affiliates are summarized below as of the dates presented:

	March 31, 2012	December 31, 2011
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	1,804	1,096
Other expenses	12,602	8,129

	$17,347	$12,166

        Amounts due from affiliates totaled $5.5 million and $347,000 at March 31, 2012 and December 31, 2011, respectively, and represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates' behalf by the Company.

        PCM's parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company's common shares of beneficial interest at both March 31, 2012 and December 31, 2011.

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

(Unaudited)

Note 4—Earnings Per Share (Continued)

share, unvested share-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, "dividends") are classified as "participating securities" and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common shares and participating securities, based on their respective rights to receive dividends.

        The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Basic earnings per share:
Net income	$19,058	$7,645
Effect of participating securities—share-based compensation instruments	(213)	(31)

Net income attributable to common shareholders	18,845	7,614
Weighted-average shares outstanding	29,076	21,938

Basic earnings per share	$0.65	$0.35

Diluted earnings per share:
Net income	$19,058	$7,645

Weighted-average shares outstanding	29,076	21,938
Dilutive potential common shares—shares issuable under share-based compensation plan	279	210

Diluted weighted-average number of common shares outstanding	29,355	22,148

Diluted earnings per common share	$0.65	$0.35

Note 5—Loan Sales

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 5—Loan Sales (Continued)

        The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loan and period-end information relating to such loans:

Quarter ended March 31, 2012
(in thousands)
Cash flows:
Proceeds from sales	$1,931,024
Service fees received	$701
Period-end information:
Unpaid principal balance of loans outstanding at period-end	$1,532,615
Loans delinquent 30 - 89 days	$1,487
Loans delinquent 90 or more days or in foreclosure or bankruptcy	$—

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

  Fair Value Accounting Elections

        Management identified all of its financial assets, including short-term investments, United States Treasury security, MBS, and mortgage loans as well as its securities sold under agreements to repurchase and its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company's investment performance.

        For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the Company's correspondent lending operations, management has concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management's risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets' values. Management has identified these assets for accounting using the amortization method. Management's risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets' values.

        For loans sold under agreements to repurchase subject to agreements made beginning in December 2010, REO financed through agreements to repurchase beginning in June 2011 and borrowings under forward purchase agreements beginning in July 2011, management has determined

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

that historical cost accounting is more appropriate because under this method debt issuance costs are spread over the term of the debt, thereby matching the debt issuance expense to the periods benefiting from the usage of the debt.

  Financial Statement Items Measured at Fair Value on a Recurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$63,444	$—	$—	$63,444
Mortgage-backed securities at fair value	—	112,179	62,425	174,604
Mortgage loans acquired for sale at fair value	—	155,295	—	155,295
Mortgage loans at fair value	—	—	667,542	667,542
Mortgage loans under forward purchase agreements at fair value	—	—	105,030	105,030
Mortgage servicing rights at fair value	—	—	1,188	1,188
Derivative financial instruments	—	9,624	—	9,624

	$63,444	$277,098	$836,185	$1,176,727

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$53,068	$53,068

	$—	$—	$53,068	$53,068

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$30,319	$—	$—	$30,319
United States Treasury security	50,000	—	—	50,000
Mortgage-backed securities at fair value	—	—	72,813	72,813
Mortgage loans acquired for sale at fair value		232,016	—	232,016
Mortgage loans at fair value	—	—	696,266	696,266
Mortgage loans under forward purchase agreements at fair value	—	—	129,310	129,310
Mortgage servicing rights at fair value	—	—	749	749
Derivative financial instruments	—	1,938	—	1,938

	$80,319	$233,954	$899,138	$1,213,411

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$115,493	$115,493

	$—	$—	$115,493	$115,493

        The Company's non-Agency MBS, mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value, MSRs and securities sold under agreements to repurchase were

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items for the periods presented:

	Quarter ended March 31, 2012
	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$899,138
Purchases	—	—	286	20	306
Repayments	(11,086)	(26,187)	(8,701)	—	(45,974)
Accrual of unearned discounts	335	—	—	—	335
Servicing received as proceeds from sales of mortgage loans	—	—	—	520	520
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	7,704	1,743	—	9,447
Other factors	363	(3,367)	4,957	(101)	1,852

	363	4,337	6,700	(101)	11,299

Transfer of mortgage loans to REO	—	(24,201)	—	—	(24,201)
Transfer from mortgage loans acquired for sale	—	18	—	—	18
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(5,256)	—	(5,256)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	17,309	(17,309)	—	—

Balance, March 31, 2012	$62,425	$667,542	$105,030	$1,188	$836,185

Changes in fair value recognized during the period relating to assets still held at March 31, 2012	$363	$26	$4,494	$(101)	$4,782

Accumulated changes in fair value relating to assets still held at March 31, 2012	$(2,288)	$58,748	$9,091

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income	—
Sales	291,914
Repurchases	(354,339)

Balance, March 31, 2012	$53,068

Changes in fair value recognized during the period relating to liabilities still outstanding at March 31, 2012	$—

	Quarter ended March 31, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$484,122
Purchases	—	243,128	—	243,128
Repayments	(17,949)	(15,529)	—	(33,478)
Accrual of unearned discounts	714	—		714
Sales	—	(2,565)	—	(2,565)
Servicing received as proceeds from sales of mortgage loans	—	—	40	40
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	5,470	—	5,470
Other factors	(442)	7,457	(3)	7,012

	(442)	12,927	(3)	12,482

Transfer of mortgage loans to REO	—	(14,175)	—	(14,175)

Balance, March 31, 2011	$102,195	$588,036	$37	$690,268

Changes in fair value recognized during the period relating to assets still held at March 31, 2011	$(442)	$24,157	$(3)	$23,712

Accumulated changes in fair value relating to assets still held at March 31, 2011	$(57)	$24,157

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales	257,952
Repurchases	(271,089)

Balance, March 31, 2011	$88,065

Changes in fair value recognized during the period relating to liabilities still outstanding at March 31, 2011	$—

        Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value) as of the dates presented:

	March 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$155,295	$149,834	$5,461
90 or more days delinquent(1)	—	—	—

	155,295	149,834	5,461

Other mortgage loans at fair value(2):
Current through 89 days delinquent	243,632	404,728	(161,096)
90 or more days delinquent(1)	528,940	1,013,291	(484,351)

	772,572	1,418,019	(645,447)

	$927,867	$1,567,853	$(639,986)

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

	December 31, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$232,016	$222,399	$9,617
90 or more days delinquent(1)	—	—	—

	232,016	222,399	9,617

Other mortgage loans at fair value(2):
Current through 89 days delinquent	209,599	345,140	(135,541)
90 or more days delinquent(1)	615,977	1,184,687	(568,710)

	825,576	1,529,827	(704,251)

	$1,057,592	$1,752,226	$(694,634)

(1)
Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

(2)
Includes mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value.

        Following are the changes in fair value included in current period income by consolidated statements of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income
	Quarter ended March 31, 2012
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	357	335	—	—	692
Mortgage loans acquired for sale at fair value	—	—	13,370	—	13,370
Mortgage loans at fair value	4,431	—	—	—	4,431
Mortgage loans under forward purchase agreements at fair value	6,700	—	—	—	6,700
Mortgage servicing rights at fair value	—	—	—	(101)	(101)

	$11,488	$335	$13,370	$(101)	$25,092

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

	Changes in fair value included in current period income
	Quarter ended March 31, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(442)	714	—	—	272
Mortgage loans acquired for sale at fair value	—	—	83	—	83
Mortgage loans at fair value	10,332	—	—	—	10,332
Mortgage servicing rights at fair value	—	—	—	(3)	(3)

	$9,890	$714	$83	$(3)	$10,684

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

  Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

        Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis as of the dates presented:

	March 31, 2012
					Gains (losses) recognized during the quarter
	Period-end balance
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$32,635	$32,635	$(2,782)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	20,446	20,446	(348)
Mortgage servicing assets at lower of amortized cost or fair value	—	—	8,024	8,024	106

	$—	$—	$61,105	$61,105	$(3,024)

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

	December 31, 2011
					Gains (losses) recognized during the period
	Period-end balance
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$32,356	$32,356	$(3,182)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	19,836	19,836	(241)

	$—	$—	$52,192	$52,192	$(3,423)

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

  Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

        The Company evaluates its MSRs at lower of amortized cost or fair value with reference to the assets' fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSR at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into note rate pools of 50 basis points for fixed-rate mortgage loans with note rates between 3% and 4.5% and a single pool for mortgage loans with note rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the amortized cost of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

        When MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the restoration of value is recognized in current period earnings only to the extent of the valuation allowance.

        Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated fair value is charged to the valuation allowance.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

  Fair Value of Financial Instruments Carried at Amortized Cost

        The Company has debt facilities to finance its investment in nonperforming loans and REO in the form of repurchase agreements and borrowings under forward purchase agreements. As discussed in Fair Value Accounting Elections above, management designated these agreements to be accounted for at amortized cost.

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

  Valuation Techniques and Assumptions

        Most of the Company's assets are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of those assets are "Level 3" financial statement items which require the use of significant unobservable inputs in its estimation of the assets' values. Unobservable inputs reflect the Company's own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

        The Manager has assigned the responsibility for estimating the fair values of its "Level 3" financial statement items to a specialized valuation group and has developed procedures and controls governing the valuation process relating to these assets. The estimation of fair values of the Company's financial assets are assigned to the Manager's Financial Analysis and Valuation group (the "FAV group"), which is responsible for valuing and monitoring the Company's investment portfolios as well as the maintenance of the valuation policies and procedures.

        The FAV group reports to the Manager's senior management valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, investment and credit officers of the Manager. The FAV group monitors the models used for valuation of the Company's "Level 3" financial statement items, including the models' performance versus actual results and reports those results to the valuation committee. The results developed in the FAV group's monitoring activites are used by the FAV group to calibrate subsequent projections used for valuation.

        The FAV group is also responsible for reporting to the valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major drivers affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the models.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

        The following describes the methods used in estimating the fair values of Level 2 and Level 3 financial statement items:

  Mortgage-Backed Securities

        MBS values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

  •
  Agency MBS are categorized as "Level 2" financial statement items. Fair value of Agency MBS is estimated based on quoted market prices for similar securities.

  •
  Non-Agency MBS are categorized as "Level 3" financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received, the FAV group reviews the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers' indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to PCM's valuation committee as part of their review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers' indications of value.

        The significant unobservable inputs used in the fair value measurement of the Company's non-Agency MBS are discount rates, prepayment speeds, default speeds and loss severities in the event of default (or "collateral remaining loss percentage"). Significant changes in any of those inputs in isolation could result in a significant change in fair value measurement. Changes in these assumptions are not directly correlated, as they may be separately affected by changes in collateral characteristics and performance, servicer behavior, legal and regulatory actions, economic and housing market data and market sentiment.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

        Following is a quantitative summary of key inputs used by PCM's valuation staff to evaluate the reasonableness of the fair value of Non-Agency MBS:

		Range (Weighted Average)
Security Class	Key Inputs(1)	March 31, 2012	December 31, 2011
Non-Agency subprime	Discount rate	2.8% - 29.6%	3.1% - 23.0%
		(10.0)%	(8.0)%
	Prepayment speed(2)	0.1% - 6.6%	0.1% - 8.4%
		(3.8)%	(4.4)%
	Default speed(3)	4.4% - 18.6%	3.6% - 19.8%
		(11.3)%	(12.3)%
	Collateral remaining loss percentage(4)	23.2% - 67.6%	23.9% - 63.7%
		(46.1)%	(47.0)%
Non-Agency Alt-A	Discount rate	4.2% - 7.3%	4.4% - 10.0%
		(5.0)%	(6.2)%
	Prepayment speed(2)	2.2% - 7.7%	0.5% - 8.9%
		(5.0)%	(5.4)%
	Default speed(3)	3.2% - 11.8%	3.0% - 11.5%
		(9.9)%	(9.7)%
	Collateral remaining loss percentage(4)	12.44% - 36.21%	11.4% - 36.4%
		(24.8)%	(26.0)%
Non-Agency prime jumbo	Discount rate	4.7% - 4.7%	6.5% - 6.5%
		(4.7)%	(6.5)%
	Prepayment speed(2)	15.1% - 15.1%	14.3% - 14.3%
		(15.1)%	(14.3)%
	Default speed(3)	1.0% - 1.0%	1.5% - 1.5%
		(1.0)%	(1.5)%
	Collateral remaining loss percentage(4)	0.5% - 0.5%	0.4% - 0.4%
		(0.5)%	(0.4)%

(1)
Key inputs are those used to evaluate broker indications of value.

(2)
Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate ("CPR").

(3)
Default speed is measured using Life Constant Default Rate ("CDR").

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

  •
  Loans that are not saleable into active markets are categorized as "Level 3" financial statement items, and their fair values are estimated using a discounted cash flow approach. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default and loss severities. The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of "Level 3" mortgage loans are reported to PCM's valuation committee as part of their review and approval of monthly valuation results.

        Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan's delinquency status at period-end from the later of the beginning of the period or acquisition date.

        The significant unobservable inputs used in the fair value measurement of the Company's distressed mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value, are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans' fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

        Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range (Weighted Average)
Key Inputs	March 31, 2012	December 31, 2011
Discount rate	9.1% - 20.8%	9.1% - 20.8%
	(14.6)%	(14.8)%
Twelve-month projected housing price index change	-1.1% - 1.0%	-0.9% - 2.3%
	(-0.5)%	(-0.3)%
Prepayment speed(1)	0.2% - 6.1%	0.2% - 6.2%
	(2.6)%	(2.1)%
Total prepayment speed(2)	1.0% - 32.5%	1.0% - 33.8%
	(23.5)%	(26.5)%

(1)
Prepayment speed is measured using Life Voluntary CPR.

(2)
Total prepayment speed is measured using Life Total CPR.

  Derivative Financial Instruments

        The Company estimates the fair value of an interest rate lock commitment based on quoted Agency MBS prices, its estimate of the fair value of the mortgage servicing rights it expects to receive in the sale of the loans and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment. The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the MBS options and futures it purchases and sells based on observed interest rate volatilities in the MBS market. The Company estimates the fair value of its MBS interest rate swaptions based on quoted market prices.

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

        The significant unobservable inputs used in the fair value measurement of the Company's MSRs are pricing spreads, prepayment speeds (or life) and annual per-loan cost of servicing. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related.

        Following are the key assumptions used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2012		2011(3)
	Range (Weighted Average)
Key Inputs	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pricing spread(1)	7.5% - 14.5%	7.5% - 14.5%	—	—
	(7.5)%	(8.3)%	—	—
Life (in years)	2.8 - 7.0	2.8 - 7.0	—	—
	(6.5)	(5.8)	—	—
Annual total prepayment speed(2)	6.7% - 27.4%	7.9% - 27.4%	—	—
	(7.9)%	(13.1)%	—	—
Annual per-loan cost of servicing	$68 - $140	$68 - $140	—	—
	$(69)	$(89)	—	—

(1)
Pricing spread represents a margin that is applied to a reference interest rate's forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)
Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate.

(3)
The Company's amount of mortgage servicing rights as of March 31, 2011 was negligible.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 6—Fair Value (Continued)

        Following is a quantitative summary of key assumptions used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions as of the dates presented (weighted averages are based upon unpaid principal balance or fair value where applicable):

	March 31, 2012		December 31, 2011
	Range (Weighted Average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(effect on value amounts in thousands)
Pricing spread(1)	7.5% - 13.9%	7.5% - 13.9%	7.5% - 16.5%	7.5% - 16.5%
	(7.5)%	(8.5)%	(7.5)%	(8.6)%
Effect on value of 5% adverse change	$(283)	$(19)	$(89)	$(10)
Effect on value of 10% adverse change	$(558)	$(37)	$(176)	$(20)
Effect on value of 20% adverse change	$(1,082)	$(72)	$(341)	$(39)
Average life (in years)	2.8 - 7.0	3.1 - 7.0	3.0 - 6.9	1.7 - 6.9
	(6.5)	(6.0)	(6.7)	(5.3)
Prepayment speed(2)	6.7% - 24.2%	7.9% - 24.2%	6.9% - 30.8%	8.4% - 59.0%
	(8.0)%	(13.1)%	(8.2)%	(16.3)%
Effect on value of 5% adverse change	$(279)	$(25)	$(90)	$(16)
Effect on value of 10% adverse change	$(548)	$(49)	$(178)	$(31)
Effect on value of 20% adverse change	$(1,062)	$(94)	$(343)	$(60)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	$(69)	$(89)	$(69)	$(89)
Effect on value of 5% adverse change	$(102)	$(8)	$(30)	$(4)
Effect on value of 10% adverse change	$(205)	$(15)	$(61)	$(9)
Effect on value of 20% adverse change	$(409)	$(30)	$(122)	$(17)

(1)
Pricing spread represents a margin that is applied to a reference interest rate's forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the 10-year United States Treasury security curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.

(2)
Prepayment speed is measured using Life Total CPR.

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

Note 7—Short-Term Investments

        The Company's short-term investments are comprised of money market accounts deposited with U.S. commercial banks.

Note 8—United States Treasury Security

        The Company's investment in a U.S. Treasury security of $50.0 million as of December 31, 2011 matured on January 19, 2012 and had a coupon interest rate of 0.00%.

Note 9—Mortgage-Backed Securities at Fair Value

        Investments in MBS were as follows as of the dates presented:

	March 31, 2012
		Fair value
			Credit rating
Security collateral type	Unpaid Balance	Total	AAA	AA	BBB	Non- investment grade	Yield
		(in thousands)
Agency:
Fannie Mae 30-year fixed	$109,077	$112,179		$112,179	$—	$—	3.14%
Non-Agency:
Non-Agency subprime	55,042	50,492	—	—	348	50,144	9.98%
Non-Agency Alt-A	7,561	7,431	372	—	—	7,059	5.01%
Non-Agency prime jumbo	4,557	4,502	—	4,502	—	—	4.65%

	$176,237	$174,604	$372	$116,681	$348	$57,203	5.40%

	December 31, 2011
		Fair value
			Credit rating
	Unpaid Balance	Total	AAA	AA	BBB	Non- investment grade	Yield
		(in thousands)
Non-Agency:
Non-Agency subprime	$63,712	$58,634	$—	$—	$920	$57,714	8.01%
Non-Agency Alt-A	8,910	8,710	440	—	5,362	2,908	6.23%
Non-Agency prime jumbo	5,624	5,469	—	5,469	—	—	6.51%

	$78,246	$72,813	$440	$5,469	$6,282	$60,622	7.70%

        All of the Company's MBS had remaining contractual maturities of more than ten years at March 31, 2012 and at December 31, 2011. At March 31, 2012, the Company had pledged $62.4 million of its MBS and at December 31, 2011, the Company had pledged all of its MBS to secure agreements to repurchase.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 10—Mortgage Loans Acquired for Sale at Fair Value

        Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company's mortgage loans acquired for sale at fair value as of the dates presented:

	March 31, 2012		December 31, 2011
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Government insured or guaranteed	$41,247	$39,524	$46,266	$44,229
Fixed-rate:
Agency eligible	114,048	110,310	173,457	166,174
Jumbo loans	—	—	12,293	11,996

	$155,295	$149,834	$232,016	$222,399

        The Company is not approved by Ginnie Mae as an issuer of securities backed by government insured or guaranteed loans. Therefore, the Company transfers such government insured or guaranteed loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, for a sourcing fee of three basis points on the unpaid principal balance of each such loan.

        Mortgage loans acquired for sale at fair value totaling $155.3 million and $231.7 million were pledged to secure sales of loans under agreements to repurchase at March 31, 2012 and December 31, 2011, respectively.

Note 11—Derivative Financial Instruments

        Following is a summary of the distribution of the Company's derivative financial instruments which are included in Other assets on the consolidated balance sheets as of the dates presented:

	March 31, 2012		December 31, 2011
Instrument	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Assets:
Interest rate lock commitments	$890,632	$4,308	$563,487	$5,772
Hedging derivatives:
MBS put options	75,000	258	28,000	26
MBS call options	15,000	112	5,000	57
MBS swaptions	95,000	3,419	—	—

	185,000	3,789	33,000	83

Forward sales contracts	452,956	1,527	358,291	(3,917)

	$1,528,588	$9,624	$954,778	$1,938

        The Company is exposed to price risk relative to its mortgage loans acquired for sale, to the commitments it makes to acquire loans from correspondent lenders and to the holding of Agency MBS.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 11—Derivative Financial Instruments (Continued)

The Company bears price risk from the time a commitment to purchase a loan is made to a correspondent lender to the time the purchased mortgage loan is sold. Similarly, the Company bears price risk relative to its holdings of Agency MBS during the period it holds such securities. During this period, the Company is exposed to losses if mortgage interest rates rise, because the value of the purchase commitment or mortgage loan acquired for sale declines.

        The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company's interest rate lock commitments, inventory of mortgage loans acquired for sale and Agency MBS. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

        The following table summarizes the activity for derivative contracts used to hedge the Company's interest rate lock commitments, inventory of mortgage loans acquired for sale and Agency MBS at notional value:

	Balance, Beginning of Period	Additions	Dispositions/ Expirations	Balance, End of Period
	(in thousands)
Quarter ended March 31, 2012
MBS put options	$28,000	$100,000	$(53,000)	$75,000
MBS call options	$5,000	$15,000	$(5,000)	$15,000
MBS swaptions	$—	$95,000	$—	$95,000
Forward sales contracts	$358,291	$1,569,763	$(1,475,098)	$452,956

        As of March 31, 2012 and December 31, 2011, the Company had $850,000 and $1.5 million, respectively, on deposit with its derivatives counterparties. Margin deposits are included in Other assets on the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

Note 12—Mortgage Loans at Fair Value

        Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 12—Mortgage Loans at Fair Value (Continued)

        Following is a summary of the distribution of the Company's mortgage loans at fair value as of the dates presented:

	March 31, 2012		December 31, 2011
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$428,068	$826,947	$494,711	$952,473
Performing loans:
Fixed	116,362	193,919	97,582	162,145
ARM/hybrid	73,144	115,734	73,166	116,693
Interest rate step-up	49,783	87,767	30,621	52,507
Balloon	185	316	186	316

	239,474	397,736	201,555	331,661

	$667,542	$1,224,683	$696,266	$1,284,134

        At March 31, 2012, approximately 72% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 74% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at March 31, 2012.

        The mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 22% of the loan portfolio's estimated fair value at March 31, 2012. The mortgage loan portfolio contained loans from New York, Florida and New Jersey that each represented 5% or more of the portfolio's estimated fair value at March 31, 2012.

        At December 31, 2011, approximately 72% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at December 31, 2011.

        The mortgage loan portfolio consisted of mortgage loans originated throughout the United States with loans secured by California real estate that comprised approximately 24% of the loan portfolio's estimated fair value at December 31, 2011. The mortgage loan portfolio contained loans from New York, Florida and New Jersey that each represented 5% or more of the portfolio's estimated fair value at December 31, 2011.

        At March 31, 2012 and December 31, 2011, mortgage loans in this portfolio with fair values totaling $626.0 million and $607.3 million, respectively, were pledged to secure sales of loans under agreements to repurchase and mortgage loans with fair values totaling $1.2 million and $1.9 million, respectively, were held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the mortgage loans held in that subsidiary.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 13—Mortgage Loans Under Forward Purchase Agreements at Fair Value

        Mortgage loans under forward purchase agreements at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

        Following is a summary of the distribution of the Company's mortgage loans under forward purchase agreements at fair value as of the periods presented:

	March 31, 2012		December 31, 2011
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$100,872	$186,345	$121,266	$232,213
Performing loans:
Fixed	2,252	4,024	3,316	6,084
ARM/hybrid	1,222	1,645	3,965	6,002
Interest rate step-up	684	1,323	763	1,393

	4,158	6,992	8,044	13,479

	$105,030	$193,337	$129,310	$245,692

        At March 31, 2012, approximately 75% of the estimated fair value of the mortgage loans under forward purchase agreements consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at March 31, 2012.

        Mortgage loans under forward purchase agreements consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 29% of the loan portfolio's estimated fair value at March 31, 2012. The mortgage loan portfolio contained loans from Florida, New York and New Jersey that each represented 5% or more of the portfolio's estimated fair value at March 31, 2012.

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

        Mortgage loans under forward purchase agreements consists of mortgage loans originated throughout the United States with loans secured by California real estate that comprised approximately 33% of the loan portfolio's estimated fair value at December 31, 2011. The mortgage loan portfolio contained loans from Florida, New York and New Jersey that each represented 5% or more of the portfolio's estimated fair value at December 31, 2011.

        At both March 31, 2012 and December 31, 2011, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 14—Real Estate Acquired in Settlement of Loans

        Following is a summary of the activity in REO for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$80,570	$29,685
Purchases	—	247
Transfers from mortgage loans at fair value and advances	25,419	14,175
Results of REO:
Valuation adjustments, net	(2,554)	1,111
Gain (loss) on sale, net	4,551	(22)

	1,997	1,089
Sale proceeds	(26,777)	(13,911)

Balance at period end	$81,209	$31,285

        At March 31, 2012, REO with carrying values totaling $6.0 million were financed under agreements to repurchase and $43.3 million was held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the real estate held in that subsidiary. At December 31, 2011, REO with carrying values totaling $4.3 million were financed under agreements to repurchase and no stock was pledged to secure financing of real estate held in a consolidated subsidiary.

Note 15—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

        Following is a summary of the activity in REO under forward purchase agreements for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$22,979	$—
Purchases	53	—
Transfers from mortgage loans under forward purchase agreements at fair value and advances	5,696	—
Results of REO under forward purchase agreements:
Valuation adjustments, net	(381)	—
Gain on sale, net	2,101	—

	1,720	—
Sale proceeds	(6,787)	—

Balance at period end	$23,661	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 15—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements (Continued)

        At March 31, 2012, REO under forward purchase agreements totaling $22.4 million were subject to borrowings under forward purchase agreements. The Company did not have REO under forward purchase agreements during the quarter ended March 31, 2011.

Note 16—Mortgage Servicing Rights

  Carried at Fair Value:

        The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$749	$—
Additions:
Purchases	20	—
MSRs resulting from loan sales	520	40

Total additions	540	40

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(64)	—
Other changes in fair value(2)	(37)	(3)

	(101)	(3)

Balance at period end	$1,188	$37

(1)
Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)
Represents changes due to realization of expected cash flows.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 16—Mortgage Servicing Rights (Continued)

  Carried at Amortized Cost:

        The activity in MSRs carried at amortized cost is summarized below for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$5,282	$—
MSRs resulting from loan sales	12,409	—
Purchases	9
Amortization	(248)	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance before valuation allowance at period end	17,452	—

Valuation Allowance for Impairment of Mortgage Servicing Rights
Balance at beginning of period	$—	$—
Additions (reductions)	(106)	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance at period end	(106)	—

Mortgage Servicing Rights, net	$17,346	$—

Estimated Fair Value of MSRs at Period End	$17,396	$—

        The following table summarizes the Company's estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2012 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

12-month period ended March 31,	Estimated MSR Amortization
(in thousands)
2013	$1,804
2014	1,786
2015	1,669
2016	1,537
2017	1,411
Thereafter	9,245

Total	$17,452

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 17—Securities Sold Under Agreements to Repurchase at Fair Value

        Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended March 31,
	2012	2011
	(dollar amounts in thousands)
Period end balance	$53,068	$88,065
Weighted-average interest rate at end of period	0.99%	1.26%
Weighted-average interest rate during the period	0.90%	1.30%
Average balance of securities sold under agreements to repurchase	$69,030	$95,307
Maximum daily amount outstanding	$115,493	$101,202
Total interest expense	$157	$309
Fair value of securities securing agreements to repurchase at
period end	$62,425	$102,195

        The repurchase agreements collateralized by securities have an average term of 18 days. All repurchase agreements collateralized by securities matured within 30 days of March 31, 2012 and all such repurchase agreements were subsequently replaced with new repurchase agreements. At March 31, 2012, all non-Agency MBS owned by the Company were pledged under the repurchase agreements and such pledged securities were held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

        The amount at risk (the fair value of the securities pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's securities sold under agreements to repurchase is summarized by counterparty below as of March 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Wells Fargo Bank, N.A.	$9,350	April 18, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the MBS or mortgage loans securing those agreements decreases. As of March 31, 2012, the Company did not have any amount on deposit with its securities repurchase agreement counterparties. As of December 31, 2011, the Company had $3.8 million on deposit with its securities repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase as of and for the periods presented:

	Quarter ended March 31,
	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$143,819	$3,905
Unused amount(1)	$246,181	$71,095
Weighted-average interest rate at end of period	2.27%	2.72%
Weighted-average interest rate during the period(2)	2.11%	2.11%
Average balance of loans sold under agreements to repurchase	$177,864	$3,816
Maximum daily amount outstanding	$263,890	$6,906
Total interest expense	$1,364	$146
Fair value of mortgage loans acquired for sale securing agreements to repurchase at period end	$155,295	$4,405

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $417,000 during the three months ended March 31, 2012.

        The repurchase agreements collateralized by loans have an average remaining term of approximately 7.2 months at March 31, 2012. All of the repurchase agreements have maturities of more than 90 days.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of March 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Bank of America, N.A.	$6,893	November 5, 2012
Credit Suisse First Boston Mortgage Capital LLC	$6,298	October 30, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of March 31, 2012 and December 31, 2011, the Company had $1.9 million and $1.6 million, respectively, on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

        Following is a summary of financial information relating to mortgage loans at fair value sold under agreements to repurchase as of and for the periods presented:

	Quarter ended March 31,
	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$282,810	$216,462
Unused amount(1)	$167,190	$133,538
Weighted-average interest rate at end of period	3.85%	3.71%
Weighted-average interest rate during the period(2)	4.07%	4.20%
Average balance of loans sold under agreements to repurchase	$285,817	$173,759
Maximum daily amount outstanding	$299,091	$236,240
Total interest expense	$3,138	$1,823
Fair value of mortgage loans at fair value and REO securing agreements to repurchase at period end	$631,945	$486,470

(1)
The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company's ability to fund the agreements' margin requirements relating to the collateral sold.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $199,000 during the three months ended March 31, 2012.

        The repurchase agreements collateralized by loans have an average remaining term of approximately 2.8 months at March 31, 2012.

        Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at March 31, 2012	Balance
(in thousands)
Within 30 days	$196,181
30 to 90 days	$12,982
Over 90 days	73,647

$282,810

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's mortgage loans

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase (Continued)

at fair value sold under agreements to repurchase is summarized by counterparty below as of March 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$251,295	April 19, 2013
Wells Fargo Bank, N.A.	$77,622	December 28, 2012
Credit Suisse First Boston Mortgage Capital LLC	$20,530	June 6, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. As of March 31, 2012 and December 31, 2011, the Company had $598,000 and $471,000, respectively, on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

        Following is a summary of financial information relating to REO financed under agreements to repurchase as of and for the periods presented:

	Quarter ended March 31,
	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$21,744	$—
Unused amount(1)	$78,256	$—
Weighted-average interest rate at end of period	3.99%	—
Weighted-average interest rate during the period(2)	4.21%	—
Average balance of REO sold under agreements to repurchase	$24,589	$—
Maximum daily amount outstanding	$27,494	$—
Total interest expense	$387	$—
Fair value of REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase at period end	$43,269	$—

(1)
The amount the Company is able to borrow under REO repurchase agreements is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary securing those agreements and the Company's ability to fund the agreements' margin requirements relating to the underlying collateral.

(2)
Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 during the three months ended March 31, 2012.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase (Continued)

        The repurchase agreement pursuant to which the Company finances REO has an average term of approximately 2.2 months at March 31, 2012.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's REO held in a consolidated subsidiary, the stock of which is pledged to secure agreements to repurchase, is summarized by counterparty below as of March 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$22,687	June 6, 2012

        The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the underlying REOs decreases.

        The Company did not have REO financed under agreements to repurchase during the three months ended March 31, 2011.

Note 21—Note Payable Secured by Mortgage Loans at Fair Value

        Following is a summary of financial information relating to the note payable secured by mortgage loans at fair value as of and for the periods presented:

	Quarter ended March 31,
	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$—	$—
Unused amount(1)	$40,000	$—
Weighted-average interest rate at end of period	0.00%	—
Weighted-average interest rate during the period	6.95%	—
Average balance of note payable	$6,869	$—
Maximum daily amount outstanding	$28,617	$—
Total interest expense	$113	$—
Fair value of mortgage loans at fair value and REO securing the note payable at period end	$—	$—

(1)
The amount the Company is able to borrow under this lending facility is tied to the fair value of unencumbered mortgage loans eligible to secure the facility and the Company's ability to fund the agreement's margin requirements relating to the collateral pledged.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 21—Note Payable Secured by Mortgage Loans at Fair Value (Continued)

        At March 31, 2012, the Company did not have any borrowings under the note payable. At December 31, 2011, the Company had $28.6 million borrowings under the note payable and $237,000 on deposit with its counterparty.

Note 22—Borrowings Under Forward Purchase Agreements

        Following is a summary of financial information relating to borrowings under forward purchase agreements as of and for the periods presented:

	Quarter ended March 31,
	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$127,591	$—
Weighted-average interest rate at end of period	4.24%	—
Weighted-average interest rate during the period	4.09%	—
Average balance of borrowings under forward purchase agreements	$146,512	$—
Maximum daily amount outstanding	$152,428	$—
Total interest expense	$1,515	$—
Fair value of underlying loans and REO at period end	$127,411	$—

        The forward purchase agreements have an average term of approximately 9.0 months at March 31, 2012. Both of the forward purchase agreements have maturities of more than 90 days.

        At March 31, 2012, there was no amount at risk (the fair value of the mortgage loans pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's borrowings under forward purchase agreements.

Note 23—Liability for Representations and Warranties

        The Company has liability under the representations and warranties made to purchasers of the loans it sells. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company's representations and warranties are generally not subject to stated limits or exposure.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 23—Liability for Representations and Warranties (Continued)

        Following is a summary of the Company's liability for representations and warranties included in accounts payable and accrued liabilities for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Balance, beginning of period	$205	$—
Provisions for losses	426	2
Incurred losses	—	—

Balance, end of period	$631	$2

Note 24—Commitments and Contingencies

        From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2012, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Mortgage Loan Commitments

        The following table summarizes the Company's outstanding contractual loan commitments as of the date presented:

March 31, 2012
(in thousands)
Commitments to purchase mortgage loans :
Correspondent lending	$890,632
Other mortgage loans	$—

Note 25—Shareholders' Equity

        On November 19, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the "2010 Sales Agreement") with Cantor Fitzgerald & Co. During the three months ended March 31, 2012, the Company sold a total of 2,531,310 of its common shares under the 2010 Sales Agreement at a weighted average price of $18.41 per share, providing net proceeds to the Company of approximately $45.7 million, net of sales commissions. The sales agent received a total of approximately $917,000, which represents an average commission of approximately 2.0% of the gross sales price.

        As more fully described in the Company's Annual Report, certain of the underwriting costs incurred in the Company's IPO were paid on PMT's behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT's performance during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during any full four calendar quarter period during the 24-quarter period, the Company will reimburse

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 25—Shareholders' Equity (Continued)

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

Note 26—Net Gain on Mortgage Loans Acquired For Sale

        Net gain (loss) on mortgage loans acquired for sale is summarized below for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$548	$(9)
Hedging activities	(803)	34

	(255)	25
Non-cash gain:
Change in fair value of commitments to purchase loans	(1,464)	—
Receipt of MSRs in loan sale transactions	12,929	40
Provision for losses relating to representations and warranties provided in loan sales	(426)	(2)
Change in fair value relating to loans and hedging derivatives held at quarter end:
Mortgage loans	1,181	16
Hedging derivatives	1,405	4

	2,586	20

	$13,370	$83

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 27—Net Loan Servicing Fees

        Net loan servicing fees is summarized below for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Servicing fees(1)	$652	$—
Effect of MSRs:
Amortization	(248)	—
Provision for impairment of MSRs carried at lower of amortized cost or fair value	(106)	—
Change in fair value of MSRs carried at fair value	(101)	(3)

	(455)	(3)

Net loan servicing fees	$197	$(3)

(1)
Includes contractually specified servicing fees.

Note 28—Share-Based Compensation Plan

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 28—Share-Based Compensation Plan (Continued)

        The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended March 31,
	2012	2011
Number of units:
Outstanding at beginning of period	491,809	272,984
Granted	—	340,500
Vested	(88,249)	(5,500)
Canceled	(171)	—

Outstanding at end of period	403,389	607,984

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$12.57	$6.18
Granted	$—	$16.52
Vested	$17.28	$12.64
Expired or canceled	$3.15	$—
Outstanding at end of period	$11.54	$11.91
Units available for future awards(1)	2,105,000

Compensation expense recorded during the period	$883,000	$795,000

Unamortized compensation cost at period-end	$2,758,000

(1)
Based on shares outstanding as of March 31, 2012. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT's shares as described above.

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

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 29—Income Taxes (Continued)

gain distributions or a return of capital. Most of the 2011 distributions and all of the 2010 distributions will be characterized as ordinary income. Approximately 5% of the 2011 distributions will be characterized as long term capital gain.

        The Company has elected to treat two of its subsidiaries as TRSs. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the consolidated statements of income.

        The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

        The following table details the Company's provision for income taxes which relates primarily to the TRSs, for the periods presented:

	Quarter March 31,
	2012	2011
	(in thousands)
Current expense:
Federal	$706	$238
State	245	27

Total current expense	951	265

Deferred expense:
Federal	3,389	279
State	1,177	97

Total deferred expense	4,566	376

Total provision for income taxes	$5,517	$641

        The following table is a reconciliation of the Company's provision for income taxes at statutory rates to the provision for income taxes at the Company's effective rate:

	Quarter ended March 31
	2012		2011
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$8,601	35.0%	$2,911	35.0%
Effect of non-taxable REIT income	(3,990)	(16.2)%	(2,520)	(30.3)%
State income taxes, net of federal benefit	925	3.8%	80	1.0%
Other	(19)	(0.1)%	170	2.0%

Provision for income taxes	$5,517	22.5%	$641	7.7%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 29—Income Taxes (Continued)

        The Company's components of the provision for deferred income taxes are as follows:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Real estate valuation loss	$(388)	$376
Mortgage servicing rights	5,133	—
Other	(179)	—

Total provision for deferred income taxes	$4,566	$376

        The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
Real estate valuation loss	$3,274	$—
Other	265	—

Gross deferred tax assets	3,539	—

Deferred income tax liabilities:
Real estate valuation gain	—	273
Mortgage servicing rights	7,668	—

Gross deferred tax liabilities	7,668	273

Net deferred income tax liability	$4,129	$273

        The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of March 31, 2012 and December 31, 2011.

        At March 31, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company's policy to record such accruals in the Company's income tax accounts. No such accruals existed at March 31, 2012 and December 31, 2011.

Note 30—Segments and Related Information

        The Company has two business segments: investment activities and correspondent lending.

        The investment activities segment represents the Company's investments in distressed mortgage loans, REO, MBS and MSRs. Management seeks to maximize the value of the mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 30—Segments and Related Information (Continued)

of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner. The Company also invests in MBS and other mortgage-related real estate and financial assets.

        The correspondent lending segment represents the Company's operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS.

        Before the third quarter of 2011, the Company's activities were almost exclusively within the investment activities segment. Financial highlights by operating segment for the quarter ended March 31, 2012 are as follows:

Quarter ended March 31, 2012	Investment activities	Correspondent lending	Total
	(in thousands)
Revenues:
External
Net gain on investments	$11,488	$—	$11,488
Interest income	13,638	2,792	16,430
Net gain on mortgage loans acquired for sale	—	13,370	13,370
Other income	3,900	1,461	5,361
Intersegment	16	(16)	—

	29,042	17,607	46,649

Expenses:
Interest	5,747	927	6,674
Loan fulfillment fees payable to affiliate	—	6,124	6,124
Other	9,021	255	9,276

	14,768	7,306	22,074

Pre-tax net income	$14,274	$10,301	$24,575

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 30—Segments and Related Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies to the Company's Annual Report except that intersegment transactions are not eliminated.

Note 31—Supplemental Cash Flow Information

	Quarter ended March 31,
	2012	2011
	(in thousands)
Cash paid for interest	$6,954	$2,761
Cash paid for income taxes	$1,474	$177
Non-cash investing activities:
Unsettled purchases of MBS and swaptions	$115,636	$—
Transfer of mortgage loans and advances to REO	$25,419	$14,175
Addition of unpaid interest to mortgage loan balances in loan modifications	$8,600	$40
Purchase of mortgage loans financed through forward purchase agreements	$286	$—
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$17,309	$—
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$5,696	$—
Receipt of MSRs as proceeds from sales of loans	$12,929	$40
Purchase of REO financed through forward purchase agreements	$53	$—
Transfer of REO under forward purchase agreements to REO		$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$286	$—
Purchase of REO financed through forward purchase agreements	$53	$—

Note 32—Regulatory Net Worth Requirement

        PennyMac Corp. ("PMC"), an indirect subsidiary of the Company, is a seller-servicer for Fannie Mae. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae's capital standards, which require PMC to maintain a minimum net worth of $2.5 million. Management believes PMC complies with Fannie Mae's net worth requirement as of March 31, 2012.

Note 33—Subsequent Events

        Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

  •
  On May 3, 2012, the Company's Board of Trustees declared a cash dividend of $0.55 per share payable on May 31, 2012 to holders of record of the Company's common shares as of May 16, 2012.

  •
  On April 13 and 24, 2012, PCM committed to acquire on PMT's behalf mortgage loans with purchase prices totaling $20.2 million and $139.2 million, respectively. The pending transactions

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Note 33—Subsequent Events (Continued)

    are subject to continuing due diligence, customary closing conditions and obtaining additional capital adequate to fund the acquisitions. There can be no assurance that the committed amount will ultimately be acquired or that the transaction will be completed at all.

  •
  On April 20, 2012, the Company entered into an amendment (the "Amendment") to its master repurchase agreement, dated as of December 9, 2010 (the "Citi Repo Facility"), with Citibank, N.A. ("Citi"), pursuant to which PMC may sell, and later repurchase, distressed residential mortgage loans pending the sale, securitization or liquidation of such loans. The Citi Repo Facility is committed for a period of 364 days, and the obligations of PMC are fully guaranteed by the Company and the Operating Partnership.

    Under the terms of the Amendment, the termination date was extended until April 19, 2013. Through PMC, the Company is required to pay Citi a commitment fee for, as well as certain other administrative costs and expenses in connection with Citi's structuring, management and ongoing administration of, the Citi Repo Facility. All other terms and conditions of the Citi Repo Facility and the related guaranty remain the same in all material respects.

  •
  On April 27, 2012, the Company completed the purchase of $56.5 million of mortgage loans from a subsidiary of Citigroup, Inc.

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

        We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup, Inc.

        We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development's Home Affordable Modification Program ("HAMP")), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter ended March 31, 2012, we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and real estate acquired in settlement of loans ("REO") totaling $68.4 million.

        Changes in the mortgage market have significantly reduced the outlets for sales of newly originated mortgage loans by mortgage lenders who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies and other investors or into securitizations. We believe that these changes are due in part to banks' anticipation of regulatory changes to loans and securitization-related capital requirements, along with a focus on retail lending; and that the changes provide us with the opportunity to act as a link between loan originators and the Agency and securitization markets.

        During the quarter ended March 31, 2012, we purchased loans with fair values totaling $1.9 billion in furtherance of our correspondent lending business. To the extent that we purchase loans that conform to standards to be FHA insured or Veterans Administration guaranteed, we sell such loans to PennyMac Loan Services, LLC ("PLS"), which is a licensed Ginnie Mae issuer and seller/servicer. The Company receives a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that it sells to PLS under such arrangement, and earns interest income on the loan for the time period it holds the loan prior to the sale to PLS. We held an inventory of mortgage loans acquired for sale totaling $155.3 million at March 31, 2012. To the extent that we transfer these loans into securitizations in the future, we may retain a portion of the securities created in the securitization transaction.

        We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation including:

  •
  Acquisition of REIT-eligible MBS. We purchased $112.4 million of MBS during the quarter ended March 31, 2012. Our portfolio of MBS totaled $174.6 million at March 31, 2012, including $62.4 million of securities backed by Alt-A, subprime and jumbo mortgage loans. We believe that our investing in distressed residential mortgage loans and correspondent lending activities provide insight into attractive investment opportunities in certain residential mortgage-backed securities.

  •
  Acquisition of MSRs from liquidating and other institutions. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues may have contributed to their decision to reduce their portfolio of MSRs. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing capabilities and efficiencies of PLS to improve the assets' value. We would also seek to leverage the loan origination capabilities of PLS provided we are able to structure an arrangement, including through the Federal government's Home Affordable Refinance Program ("HARP 2.0"), whereby we could recapture any new MSRs created upon PLS's refinance of mortgage loans relating to the acquired MSRs.

    We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. We received MSRs as proceeds on sale of mortgage loans with fair values totaling $12.9 million during the quarter ended March 31, 2012 and held MSRs with carrying values of $18.5 million as of March 31, 2012.

  •
  Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets for us and supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

        We are externally managed by PCM, an investment adviser that specializes in, and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS, an affiliate of PCM.

        We conduct substantially all of our operations, and make substantially all of our investments, through our operating partnership and its subsidiaries. We are the sole limited partner and one of our subsidiaries is the sole general partner of our operating partnership.

        We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent lending business, is conducted in two taxable REIT subsidiaries ("TRSs"), which are subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRSs. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

        The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the first quarter of 2012, real U.S. gross domestic product expanded at an annual rate of 2.2% compared to 0.4% and 3.0% annual rates for the first and fourth quarters of 2011, respectively. Modest economic growth and pressure on state and federal government spending continued to affect unemployment rates during the first quarter of 2012. The national unemployment rate was 8.2% at March 31, 2012 compared to 8.9% and 8.5% at March 31, 2011 and December 31, 2011, respectively. Although currently in a declining trend, unemployment has persisted at a seasonally adjusted rate above 8% for 38 consecutive months during the period February, 2009 through March, 2012. The continued high unemployment levels are reflected in a continuing high number of personal and business bankruptcy filings as well as high delinquency rates on residential mortgage loans.

        Distress in the banking industry persists at historically high levels. However, the number of problem banks as identified by the FDIC is declining. As of December 31, 2011, the most recent date for which problem bank information is available, the FDIC identified 813 problem banks, a decrease from 888 at March 31, 2011 and 884 at December 31, 2010. The number of banks that have been seized is also declining with 16 depository institutions seized during the first quarter of 2012 compared to 26 depository institutions seized in the first quarter of 2011 and 18 depository institutions seized in the fourth quarter of 2011.

        Residential real estate transactions continue to see low levels of activity as a result of continuing historically high levels of unemployment, restrictive loan underwriting standards and uncertainties about economic prospects. Foreclosure activity decreased by 16% during the first quarter of 2012 as compared to the fourth quarter of 2011 and decreased by 15% during the first quarter of 2011 as compared to the fourth quarter of 2010. During 2011 and continuing into the first quarter of 2012 the level of foreclosure activity has moderated due to lenders addressing legal and documentation issues identified with their foreclosure processes. However, as these issues are remedied, foreclosure activity during 2012 is expected to increase over that of 2011.

        Thirty-year mortgage fixed mortgage interest rates ranged from a high of 4.08% to a low of 3.87% during the first quarter of 2012 (Source: Freddie Mac's Weekly Primary Mortgage Market Survey). Interest rates generally trended downward throughout 2011 but remained relatively flat throughout the first quarter of 2012.

        Our Manager continues to see substantial volumes of distressed residential mortgage loans (loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the first quarter of 2012, our Manager reviewed 25 mortgage loan pools with unpaid principal balances totaling approximately $4.9 billion. We did not acquire any distressed mortgage loans during the first quarter of 2012; however, on March 28, 2012, our Manager committed on the Company's behalf to acquire mortgage loans with purchase prices totaling approximately $70.1 million, the transaction being subject to continuing diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed. During the first quarter of 2011, we acquired distressed mortgage loans with unpaid principal balances totaling $243.1 million, of which $227.3 million was acquired from or through one or more subsidiaries of Citigroup, Inc.

        We believe that the collapse of the independent mortgage company business model that occurred during the recent financial crisis in the United States and the shifting investment and operational priorities of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for sale to a GSE. The HARP 2.0 program may increase the volume of such newly originated Agency-eligible loans available for purchase. These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans. During the three months ended March 31, 2012, we acquired approximately $1.9 billion in fair value of newly originated mortgage loans and received proceeds of approximately $1.9 billion on the sale of loans.

Results of Operations

        The following is a summary of our key performance measures for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands, except per share amounts)
Net investment income	$46,649	$17,283
Pre-tax income by segment:
Investment	$14,274	$8,286
Correspondent lending	$10,301	$—
Net income	$19,058	$7,645
Earnings per share:
Basic	$0.65	$0.35
Diluted	$0.65	$0.35
Dividends per share:
Declared in the quarter	$0.55	$—
Paid in the quarter	$0.55	$0.42
Investment activities:
Distressed mortgage loans and REO
Purchases	$339	$243,375
Cash proceeds from liquidation activities	$68,446	$32,045
MBS
Purchases	$112,383	$—
Cash proceeds from repayment and sales	$11,086	$17,949
Correspondent lending
Purchases	$1,858,147	$19,576
Proceeds from sales:
Cash	$1,931,024	$19,155
MSRs	$12,929	$40
Share price:
High	$18.92	$19.04
Low	$16.75	$17.93
At period end	$18.67	$18.39
At period end:
Total assets	$1,378,020	$840,531
Book value per share	$19.21	$18.61

(1)
Mortgage-backed securities, mortgage loans (excluding correspondent lending loans), REO and MSRs

        During the quarter ended March 31, 2012, we recorded net income of $19.1 million, or $0.65 per diluted share. Our net income for the first quarter of 2012 reflects net gains on our investments in financial instruments totaling $24.9 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $6.7 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $16.4 million of interest income. Our results also reflect the growth in our correspondent lending segment. During the first quarter of 2012, we purchased $1.9 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $13.4 million. At March 31, 2012, we held mortgage loans acquired for sale with fair values totaling $155.3 million.

        During the quarter ended March 31, 2011, we recorded net income of $7.6 million, or $0.35 per diluted share. Our net income for the first quarter of 2011 reflected net gains on our investments in financial instruments totaling $10.0 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $7.6 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $6.2 million of interest income. During the first quarter of 2011, we purchased $19.6 million in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $83,000. At March 31, 2011, we held mortgage loans acquired for sale with fair values totaling $4.4 million.

  Net Investment Income

        During the quarter ended March 31, 2012, we recorded net investment income of $46.6 million, comprised primarily of net gains on investments in financial instruments of $24.9 million supplemented by $16.4 million of interest income and $3.7 million from results of REO. This compares to net investment income of $17.3 million recognized during the quarter ended March 31, 2011, comprised primarily of $10.0 million of net gains on investments in financial instruments, supplemented by $6.2 million of interest income and $1.1 million of gains from results of REO.

        The growth in net investment income reflects the growth in the nonperforming loan portfolio, REOs and correspondent lending activities.

        Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended March 31, 2012
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$31	$—	$31	$31	$37,541	0.33%	0.33%
United States Treasury security	—	—	—	—	—	9,890	0.00%	0.01%
Mortgage-backed securities:
Fannie Mae 30-year fixed	(6)	—	—	—	(6)	2,470	0.00%	(32.76)%
Non-Agency subprime	246	95	283	378	624	57,947	2.58%	4.26%
Non-Agency Alt-A	27	111	43	154	181	7,667	7.97%	9.35%
Non-Agency prime jumbo	90	33	9	42	132	5,134	3.27%	10.21%

Total mortgage-backed securities	357	239	335	574	931	73,218	3.10%	3.96%

Mortgage loans:
At fair value	4,431	12,527	—	12,527	16,958	621,441	7.97%	10.80%
Under forward purchase agreements at fair value	6,700	502	—	502	7,202	116,613	1.70%	24.43%
Acquired for sale at fair value	13,370	2,791	—	2,791	16,161	191,522	5.77%	33.38%

Total mortgage loans	24,501	15,820	—	15,820	40,321	929,576	6.73%	17.16%

	$24,858	$16,090	$335	$16,425	$41,283	$1,050,225	6.19%	15.48%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$157	$—	$157	$157	$69,030	0.90%
Mortgage loans at fair value	—	2,939	199	3,138	3,138	285,817	4.34%
Mortgage loans acquired for sale at fair value	—	947	417	1,364	1,364	177,864	3.03%
Real estate acquired in settlement of loans	—	262	125	387	387	24,589	6.22%
Note payable secured by mortgage loans at fair value	—	121	(8)	113	113	6,869	6.47%
Borrowings under forward purchase agreements	—	1,515	—	1,515	1,515	146,512	4.09%

	$—	$5,941	$733	$6,674	$6,674	$710,681	3.71%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

	Quarter ended March 31, 2011
		Interest income/expense					Annualized %
	Net gain (loss) on investments	Coupon	Discount/ fees(1)	Total	Total revenue/ expense	Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$31	$—	$31	$31	$59,581	0.21%	0.21%
Mortgage-backed securities:
Non-Agency subprime	(291)	110	586	696	405	88,758	3.13%	1.82%
Non-Agency Alt-A	(48)	195	117	312	264	14,396	8.66%	7.31%
Non-Agency prime jumbo	(103)	67	11	78	(25)	9,436	3.31%	(1.05)%

Total mortgage-backed securities	(442)	372	714	1,086	644	112,590	3.86%	2.28%

Mortgage loans:
At fair value	10,332	5,050	—	5,050	15,382	428,232	4.72%	14.37%
Acquired for sale at fair value	83	36	—	36	119	4,638	3.12%	10.26%

Total mortgage loans	10,415	5,086	—	5,086	15,501	432,870	4.70%	14.32%

	$9,973	$5,489	$714	$6,203	$16,176	$605,041	4.10%	10.69%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$309	$—	$309	$309	$95,307	1.30%
Mortgage loans at fair value	—	1,584	239	1,823	1,823	173,758	4.20%
Mortgage loans acquired for sale at fair value	—	21	125	146	146	3,816	15.29%

	$—	$1,914	$364	$2,278	$2,278	$272,881	3.34%

(1)
Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

  Net Gain (Loss) on Investments

        During the quarter ended March 31, 2012, we recognized net gains on financial instruments totaling $24.9 million compared to $10.0 million during the quarter ended March 31, 2011. The increase in the first quarter of 2012 as compared to the first quarter of 2011 is due primarily to growth in our portfolio of investments in financial instruments, compounded by a change in the mix of our investments toward a higher concentration of mortgage loans at fair value. We recognized higher fair value returns on our investment in mortgage loans at fair value as compared to MBS. The average portfolio balance of mortgage loans at fair value increased $309.8 million or 72% during the first quarter of 2012 as compared to the first quarter of 2011.

        During the quarter ended March 31, 2012, we recognized net valuation gains on our portfolio of MBS totaling $357,000 compared to net valuation losses of $442,000 during the quarter ended March 31, 2011. The valuation gains primarily reflect increased demand for non-Agency MBS during the quarter ended March 31, 2012. The valuation gains we recorded during the quarter ended March 31, 2012, contrast with valuation losses we recorded during the quarter ended March 31, 2011. Those losses reflected, in part, marketplace concerns regarding the potentially growing supply of MBS similar to those we hold as a result of sales by the Federal Reserve Bank and other entities, marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities may remain slow or slow further due to regulatory actions relating to servicers' foreclosure activities, and marketplace concern regarding servicers' behavior with respect to advancing and modification practices. Valuation of certain MBS also decreased during the quarter ended March 31, 2011, due to reduced credit support from subordinate tranches. The weighted average discount rate of the non-Agency subprime MBS, the most sizable component of our MBS portfolio, increased from 4.1% at March 31, 2011 to 10.0% at March 31, 2012, reflective of these market factors.

        Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Valuation changes
Performing loans	$1,712	$(3,348)
Nonperforming loans	4,572	11,342

	6,284	7,994
Payoffs	4,847	1,390
Sales	—	948

	$11,131	$10,332

        The net gains on mortgage loans arising from valuation changes were due primarily to changes in the value of loans as the loans moved through the resolution process and as nonperforming loans were reinstated; improved expectation of the future speed of resolution and of the expected proportion of reinstatement for certain loan pools; and, increased expectation regarding the collectibility of mortgage insurance payments on certain loan pools.

        The decrease in the valuation changes in the first quarter of 2012 as compared to the first quarter of 2011 is due to home prices decreasing faster than our expectations over the first quarter of 2012; additionally, in the first quarter of 2011, valuation changes were positively impacted by a reduction of discount rates on our mortgage pools as the result of an observation of the increased demand for distressed mortgage loans and increased transaction prices. The valuation gains in the first quarter of 2012 do not reflect a similar increase.

        Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets that are measured using significant "Level 3" inputs:

			Range (Weighted Average)
Financial Statement Item	Valuation Technique	Key Inputs(1)	March 31, 2012	December 31, 2011
Mortgage-backed securities(1):	Broker quote(6)
Non-Agency subprime		Discount rate	2.8% - 29.6%	3.1% - 23.0%
			(10.0)%	(8.0)%
		Prepayment speed(2)	0.1% - 6.6%	0.1% - 8.4%
			(3.8)%	(4.4)%
		Default speed(3)	4.4% - 18.6%	3.6% - 19.8%
			(11.3)%	(12.3)%
		Collateral remaining loss	23.2% - 67.6%	23.9% - 63.7%
		percentage(4)	(46.1)%	(47.0)%
Non-Agency Alt-A		Discount rate	4.2% - 7.3%	4.4% - 10.0%
			(5.0)%	(6.2)%
		Prepayment speed(2)	2.2% - 7.7%	0.5% - 8.9%
			(5.0)%	(5.4)%
		Default speed(3)	3.2% - 11.8%	3.0% - 11.5%
			(9.9)%	(9.7)%
		Collateral remaining loss	12.4% - 36.2%	11.4% - 36.4%
		percentage(4)	(24.8)%	(26.0)%
Non-Agency prime		Discount rate	4.7% - 4.7%	6.5% - 6.5%
jumbo			(4.7)%	(6.5)%
		Prepayment speed(2)	15.1% - 15.1%	14.3% - 14.3%
			(15.1)%	(14.3)%
		Default speed(3)	1.0% - 1.0%	1.5% - 1.5%
			(1.0)%	(1.5)%
		Collateral remaining loss	0.5% - 0.5%	0.4% - 0.4%
		percentage(4)	(0.5)%	(0.4)%
Mortgage loans at fair	Discounted cash flow	Discount rate	9.1% - 20.8%	9.1% - 20.7%
value			(14.3)%	(14.4)%
		Twelve-month projected	-1.1% - 1.0%	-0.9% - 2.3%
		housing price index change	(-0.4)%	(-0.3)%
		Prepayment speed(5)	0.2% - 6.1%	0.2% - 6.2%
			(2.8)%	(2.3)%
		Total prepayment speed	1.0% - 32.5%	1.0% - 33.8%
		(Life total CPR)	(22.2)%	(25.4)%
Mortgage loans under	Discounted cash flow	Discount rate	15.5% - 20.8%	16.3% - 20.8%
forward purchase			(16.6)%	(17.1)%
agreements at fair		Twelve-month projected	-0.7% - -0.7%	-0.5% -0.4%
value		housing price index change	(-0.7)%	(-0.5)%
		Prepayment speed(5)	0.7% - 1.8%	0.7% - 0.8%
			(1.6)%	(0.8)%
		Total prepayment speed	31.4% - 32.5%	30.1% - 33.3%
		(Life total CPR)	(32.3)%	(32.7)%

(1)
With respect to mortgage-backed securities, key inputs are those used to evaluate broker indications of value.

(2)
Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate ("CPR").

(3)
Default speed is measured using Life Constant Default Rate ("CDR").

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

        The weighted average discount rate used in the valuation of mortgage loans at fair value decreased slightly from 14.4% at December 31, 2011 to 14.3% at March 31, 2012 due to a decrease in certain pools' discount rates resulting from an increased likelihood of receipt of purchase mortgage insurance payments for those pools.

        The weighted average twelve month projected housing price index ("HPI") change slightly worsened from -0.3% at December 31, 2011 to -0.4% at March 31, 2012. This change primarily reflects slight adjustments in the projected housing price bottom during the first quarter of 2012.

        The total prepayment speed of our mortgage loans at fair value portfolio decreased from 25.4% at December 31, 2011 to 22.2% at March 31, 2012, primarily due to a greater than expected volume of reinstatements of nonperforming loans and lower than expected rates of defaults of distressed performing loans as well as lengthening of expected liquidation timelines.

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

        During the quarters ended March 31, 2012 and 2011, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Number of loans	185	99
Unpaid principal balance	62,061	$30,413
Gain recognized at payoff	4,847	$1,390

        The increase in gains recognized at payoff was due to the higher level of payoff activity in a larger portfolio for the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011.

        During the quarters ended March 31, 2012 and 2011, we recognized gains on sales of distressed mortgage loans as summarized below:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Number of loans	—	13
Unpaid principal balance	$—	$5,524
Gain recognized at sale	$—	$208

        The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended March 31,
	2012		2011
Modification type(1)	Number of Loans	Balance of loans(2)	Number of Loans	Balance of loans(2)
		(in thousands)		(in thousands)
Rate reduction	185	$48,913	32	$5,368
Term extension	93	$24,432	10	$2,027
Capitalization of interest and fees	267	$66,055	35	$6,425
Principal forbearance	36	$10,839	4	$684
Principal reduction	138	$34,049	19	$3,957
Total	267	$66,055	35	$6,425

(1)
Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)
Before modification.

        The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

	Quarter ended March 31,
	2012		2011
Dollars in thousands Category	Before Modification	After Modification	Before Modification	After Modification
Loan balance	$247	$226	$184	$175
Remaining term (months)	310	365	312	351
Interest rate	6.67%	3.90%	7.11%	3.52%
Forbeared principal	$—	$8	$—	$4

  Interest Income

        The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended March 31, 2012 vs. Quarter ended March 31, 2011
	Increase (decrease) due to changes in
	Rate	Volume	Total change
	(in thousands)
Short-term investments	$14	$(14)	$—
United States Treasury security	—	—	—
Mortgage-backed securities:
Fannie Mae conventional	—	—	—
Non-Agency subprime	(106)	(212)	(318)
Non-Agency Alt-A	(24)	(134)	(158)
Non-Agency prime jumbo	(1)	(35)	(36)

Total mortgage-backed securities	(131)	(381)	(512)

Mortgage loans:
Acquired for sale at fair value	57	2,698	2,755
At fair value	4,522	2,955	7,477
Under forward purchase agreements at fair value	—	502	502

Total mortgage loans	4,579	6,155	10,734

	$4,462	$5,760	$10,222

        In the quarter ended March 31, 2012, we earned interest income of $16.4 million compared to $6.2 million in the quarter ended March 31, 2011.

        In the quarter ended March 31, 2012, we earned interest income of $574,000 and recognized net fair value gains totaling $357,000 on our portfolio of MBS. The decrease of $512,000 in interest income on our MBS during the first quarter of 2012 compared to the first quarter of 2011 is attributable to a decrease in the yield on our portfolio of MBS from 3.86% to 3.10%. This decrease was compounded by a $39.4 million decrease in the average investment in MBS during the first quarter of 2012 as compared to the first quarter of 2011. These comparisons reflect the net repayments during 2011 through March 31, 2012 of the securities as investments in mortgage loans became a more predominant investment activity.

        At March 31, 2012 and December 31, 2011, our portfolio of primarily currently cash flowing, senior priority non-Agency MBS had an average yield of 9.0% and 7.7%, respectively, and an estimated remaining life of approximately 1.1 years and 1.6 years, respectively. We invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition.

        In the quarter ended March 31, 2012, we recognized interest income on mortgage loans at fair value of $15.8 million, which compares to $5.1 million in the quarter ended March 31, 2011. The increase of $10.7 million in interest income is due primarily to growth in the average balance of our mortgage loan portfolio of $309.8 million or 72% for the quarter ended March 31, 2012 when compared to the quarter ended March 31, 2011. During the first quarter of 2012, we recognized annualized interest of 6.98% on our portfolio of mortgage loans (excluding mortgage loans acquired for sale at fair value) as measured by the portfolio's average fair value. This compares to 4.72% for the first quarter of 2011. The increase in yield in the first quarter of 2012 as compared to the first quarter of 2011 is due primarily to a higher proportion of our investment in such loans being comprised of performing mortgage loans and to increased levels of loan modifications from which we recovered past-due interest during the first quarter of 2012. At March 31, 2012, our investment in performing mortgage loans had a weighted average coupon of 4.27%; at March 31, 2011, our investment in performing mortgage loans had a weighted average coupon of 5.41%.

        At March 31, 2012, approximately 68% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 80% at March 31, 2011. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio's average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans' unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

        The revenue benefits of distressed loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers' defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At March 31, 2012, we held $528.9 million in fair value of nonperforming loans and $104.9 million in carrying value of REO.

  Net Gain on Mortgage Loans Acquired for Sale

        During the quarter ended March 31, 2012, we recorded a net gain of $13.4 million on mortgage loans acquired for sale which included approximately $12.9 million in fair value of MSRs received as part of the proceeds from our correspondent lending loan sales. During the quarter ended March 31, 2011, we recorded a net gain of $83,000 on mortgage loans acquired for sale.

        Our gains on mortgage loans acquired for sale are summarized below:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$548	$(9)
Hedging activities	(803)	34

	(255)	25
Non-cash gain:
Change in fair value of commitments to purchase loans	(1,464)	—
Receipt of MSRs in loan sale transactions	12,929	40
Provision for losses relating to representations and warranties provided in loan sales	(426)	(2)
Change in fair value relating to loans and hedging derivatives held at year end:
Mortgage loans	1,181	16
Hedging derivatives	1,405	4

	2,586	20

	$13,370	$83

Fair value of mortgage loans acquired for sale sold during the period	$1,943,959	$19,195

Fair value of mortgage loans acquired for sale held at period end	$155,295	$4,409

        Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs.

  •
  MSRs represent the value of a contract that obligates us to service the mortgage loans we sell on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans.

  •
  We also provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties provided to the purchasers of the loans we sold.

        Our hedging activities relating to our correspondent lending activities primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS. We hedge our investment in Agency MBS using an interest rate swaption agreement. Following is a summary of the notional activity in our hedging derivatives for the period presented:

	Balance, Beginning of Period	Additions	Dispositions/ Expirations	Balance, End of Period
	(in thousands)
Quarter ended March 31, 2012
MBS put options	$28,000	$100,000	$(53,000)	$75,000
MBS call options	$5,000	$15,000	$(5,000)	$15,000
MBS swaptions	$—	$95,000	$—	$95,000
Forward sales contracts	$358,291	$1,569,763	$(1,475,098)	$452,956

  Results of Real Estate Acquired in Settlement of Loans

        Results from REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2012, we recorded net gains of $3.7 million in results of real estate acquired in settlement of loans as compared to net gains totaling $1.1 million for the quarter ended March 31, 2011. The increase in gain between the first quarter of 2012 and the first quarter of 2011 is primarily due to the increased level of REO activity during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. We recorded a 235% increase in the carrying value of REO, from approximately $31.3 million to approximately $104.9 million, from March 31, 2011 to March 31, 2012. This increase reflects both the growth and seasoning of our investments in distressed assets during the period.

Expenses

        Our expenses are summarized below for the periods presented:

	Quarter ended March 31,
	2012	2011
Interest	$6,674	$2,278
Loan fulfillment fees payable to affiliate	6,124	12
Loan servicing fees	4,186	2,206
Management fees	1,804	1,549
Compensation	1,301	1,014
Professional services	442	877
Other	1,543	1,061

Total expenses	$22,074	$8,997

        Increased expenses during the quarter ended March 31, 2012 compared to the same period in 2011 were a result of the growth in the Company's investment portfolio, the use of borrowings to finance that growth and to the substantial growth in our correspondent lending activities.

        The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	Quarter ended March 31, 2012 vs. Quarter ended March 31, 2011
	Increase (decrease) due to changes in
	Rate	Volume	Total change
Assets sold under agreements to repurchase:
Securities	$(80)	$(72)	$(152)
Mortgage loans acquired for sale at fair value	(209)	1,427	1,218
Mortgage loans at fair value	68	1,247	1,315
Real estate acquired in settlement of loans	—	387	387
Note payable secured by mortgage loans at fair value	—	113	113
Borrowings under forward purchase agreements	—	1,515	1,515

	$(221)	$4,617	$4,396

        During the quarter ended March 31, 2012, we incurred interest expense totaling $6.7 million as compared to $2.3 million during the quarter ended March 31, 2011. Our interest cost was 3.71% for the first quarter of 2012 as compared to 3.34% for the first quarter of 2011. The increase in interest expense reflects our increased use of leverage in support of growth of our balance sheet throughout 2011.

        Loan fulfillment fees payable to an affiliate represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loan at acquisition. The increase of $6.1 million in the fee during the quarter ended March 31, 2012 compared to the quarter ended March 31, 2011, is due to the substantial growth in our correspondent lending activities: during the quarter ended March 31, 2012, we sold mortgage loans with unpaid principal balances totaling approximately $1.9 billion compared to $19 million during the quarter ended March 31, 2011.

        Loan servicing fees also grew substantially from $2.2 million in the first quarter of 2011 to $4.2 million in the first quarter of 2012 as our average investment in mortgage loans increased by 72% from the first quarter of 2011 to the first quarter of 2012. Included in loan servicing fees in the first quarter of 2012 and 2011 were activity-based fees of $1.1 million and $621,000, respectively, relating to the liquidation of loans.

        Compensation expense increased due to the effect on 2012 stock-based compensation expense of restricted share units granted during the first quarter of 2011 to our officers and trustees as well as certain employees of PCM and its affiliates. Professional services expense decreased during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 as there was no significant level of mortgage investment acquisition activity involving assets and transactions which require support in the form of due diligence and legal consultations.

  Income Taxes

        Our provision for income taxes increased by $4.9 million for the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011. Since the activities of the correspondent lending segment reside in our taxable REIT subsidiary, we expect income tax expense to increase as this segment's profit grows. A significant portion of our income tax expense relates to the value of mortgage servicing rights received pursuant to sales of correspondent loans, and is deferred rather than payable currently.

        We have elected to treat two of our subsidiaries as TRSs. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in the first quarter of 2012 or 2011. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated statements of income.

        In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Most of the 2011 distributions were characterized as ordinary income. Approximately 5% of the 2011 distribution was characterized as long-term capital gain.

Balance Sheet Analysis

        Following is a summary of key balance sheet items as of the dates presented:

	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash	$16,405	$14,589
Investments:
Short-term investments	63,444	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	174,604	72,813
Mortgage loans acquired for sale at fair value	155,295	232,016
Mortgage loans at fair value	667,542	696,266
Mortgage loans under forward purchase agreements at fair value	105,030	129,310
Real estate acquired in settlement of loans	81,209	80,570
Real estate acquired in settlement of loans under forward purchase agreements	23,661	22,979
Mortgage servicing rights	18,534	6,031

	1,289,319	1,320,304
Other assets	72,296	51,169

Total assets	$1,378,020	$1,386,062

LIABILITIES
Unsettled mortgage-backed securities purchases	$115,636	$—
Assets sold under agreements to repurchase:
Securities	53,068	115,493
Mortgage loans acquired for sale at fair value	143,819	212,677
Mortgage loans at fair value	282,810	275,649
Real estate acquired in settlement of loans	21,744	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	127,591	152,427

	629,032	812,357
Other liabilities	37,396	27,688

Total liabilities	782,064	840,045

SHAREHOLDERS' EQUITY	595,956	546,017

Total liabilities and shareholders' equity	$1,378,020	$1,386,062

        Total assets remained relatively unchanged during the period from December 31, 2011 to March 31, 2012. During the quarter, we supplemented our financing through issuance of additional common shares for net proceeds of $45.7 million. We made investments (excluding the purchase of correspondent lending loans) totaling $112.7 million and received proceeds from sales and repayments of those assets totaling $79.5 million. We also purchased newly-originated mortgage loans totaling approximately $1.9 billion and received proceeds (including MSRs) from the sale of loans totaling approximately $1.9 billion in our correspondent lending operations. Our non-correspondent lending acquisitions are summarized below.

Asset Acquisitions

        Following is a summary of our acquisitions of mortgage investments (excluding correspondent lending mortgage loans) for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
MBS	$112,383	$—
Distressed mortgage loans(1)
Performing	—	21,897
Nonperforming	—	221,231

	—	243,128
REO	53	247
MSRs	12,958	40

	$125,394	$243,415

(1)
Performance status as of the date of acquisition.

Investment Portfolio Composition

  Mortgage Backed Securities

        Our portfolio of senior priority MBS is primarily currently cash flowing, is backed by non-Agency subprime, Alt-A and prime jumbo loans and has an average remaining life of approximately 1.1 years. We acquired these securities and the Agency securities to supplement our investments in mortgage loans and to help ensure compliance with the REIT tax regulations relating to our asset composition.

        The following is a summary of our portfolio of MBS as of the dates presented:

	March 31, 2012
			Average
	Fair value	Principal	Life (in years)	Coupon	Market Yield
	(dollars in thousands)
Security collateral type:
Agency:
Fannie Mae 30-year fixed	$112,179	$109,077	10.33	3.50%	3.14%
Non-Agency:
Subprime	50,492	55,042	1.06	0.59%	9.98%
Alt-A	7,431	7,561	1.81	5.62%	5.01%
Prime jumbo	4,502	4,557	0.56	2.72%	4.65%

	62,425	67,160	1.11	1.30%	9.00%

	$174,604	$176,237	6.81	2.66%	5.40%

	December 31, 2011
			Average
	Fair value	Principal	Life (in years)	Coupon	Market Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$58,634	$63,712	1.60	0.64%	8.01%
Non-Agency Alt-A	8,710	8,910	1.69	5.63%	6.23%
Non-Agency prime jumbo	5,469	5,624	0.72	2.72%	6.51%

	$72,813	$78,246	1.55	1.36%	7.70%

        The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	March 31, 2012		December 31, 2011
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$243,632	$338,455	$209,599	$306,978
Nonperforming loans	528,940	766,847	615,977	905,940

	$772,572	$1,105,302	$825,576	$1,212,918

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

        Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) at March 31, 2012 and December 31, 2011:

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$118,614	15%	5.25%	$256,788	33%	6.36%	$100,898	12%	5.56%	$294,723	36%	6.33%
ARM/Hybrid	74,367	10%	4.25%	270,699	35%	6.18%	77,131	9%	4.34%	319,558	39%	6.17%
Interest rate step-up	50,466	7%	2.09%	1,196	0%	2.99%	31,384	4%	2.23%	1,430	0%	4.36%
Balloon	185	0%	4.33%	257	0%	7.98%	186	0%	4.32%	266	0%	7.97%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$243,568	32%	4.26%	$528,940	68%	6.26%	$209,565	25%	4.60%	$615,977	75%	6.25%
2nd lien	63	0%	7.60%	—	0%		33	0%	9.75%	—	0%
Unsecured	1	0%	0.01%	—	0%		1	0%	0.01%	—	0%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$219,016	29%	4.20%	$394,591	51%	6.16%	$185,779	22%	4.55%	$465,425	57%	6.16%
Investment property	24,287	3%	4.90%	134,012	17%	6.53%	23,488	3%	5.10%	150,215	18%	6.49%
Other	329	0%	3.98%	337	0%	7.97%	332	0%	4.05%	337	0%	7.96%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$40	0%	4.81%	$—	0%		$33	0%	5.17%	$—	0%
12 - 35 months	1,676	0%	3.65%	5,348	0%	5.16%	2,253	0%	4.39%	10,134	1%	5.04%
36 - 59 months	98,388	13%	4.66%	221,398	29%	6.42%	94,112	11%	5.11%	287,578	35%	6.43%
60 months or more	143,528	19%	4.00%	302,194	39%	6.16%	113,201	14%	4.18%	318,265	39%	6.11%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$52,971	7%	5.04%	$89,282	12%	6.56%	$46,766	6%	5.40%	$98,819	12%	6.54%
600 - 649	49,153	6%	4.40%	95,434	12%	6.43%	40,219	5%	5.04%	110,113	13%	6.44%
650 - 699	66,905	9%	4.07%	148,219	19%	6.15%	58,166	7%	4.33%	172,296	21%	6.19%
700 - 749	51,030	7%	3.79%	133,792	17%	6.03%	43,881	5%	4.08%	161,166	20%	5.98%
750 or greater	23,573	3%	3.70%	62,213	8%	6.30%	20,567	2%	3.70%	73,583	9%	6.22%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	34,950	5%	5.61%	$53,093	7%	6.42%	37,063	4%	5.54%	$62,042	8%	6.49%
80% - 99.99%	28,142	4%	5.48%	84,573	11%	6.40%	33,837	4%	5.44%	93,949	11%	6.32%
100% - 119.99%	47,054	6%	4.61%	97,900	12%	6.25%	40,133	5%	5.06%	127,591	16%	6.20%
120% or greater	133,486	17%	3.77%	293,374	38%	6.23%	98,566	12%	4.06%	332,395	40%	6.22%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

(1)
Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$72,136	9%	3.74%	$104,428	13%	5.75%	$61,784	7%	3.97%	$144,943	18%	5.72%
Florida	13,969	2%	4.07%	84,334	11%	6.32%	15,805	2%	4.44%	80,195	10%	6.57%
New York	19,550	3%	3.75%	75,768	10%	6.65%	11,399	1%	4.36%	88,345	11%	6.34%
New Jersey	5,995	1%	4.07%	43,263	5%	6.20%	8,846	1%	4.23%	27,132	3%	5.97%
Other	131,982	17%	4.67%	221,147	29%	6.38%	111,765	14%	5.08%	275,362	33%	6.42%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

	March 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$188,882	25%	4.05%	$—	0%		$149,233	18%	4.43%	$—	0%
30 days delinquent	33,597	4%	4.99%	—	0%		37,171	4%	4.89%	—	0%
60 days delinquent	21,153	3%	4.97%	—	0%		23,195	3%	5.21%	—	0%
90 days or more delinquent	—	0%		123,935	16%	6.05%	—	0%		168,011	21%	6.11%
In foreclosure	—	0%		405,005	52%	6.32%	—	0%		447,966	54%	6.30%

	$243,632	32%	4.27%	$528,940	68%	6.26%	$209,599	25%	4.61%	$615,977	75%	6.25%

        Following is a summary of our REO by attribute as of the dates presented:

	March 31, 2012		December 31, 2011
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$80,008	76%	$75,463	73%
Planned unit development	13,803	13%	15,110	15%
5+ dwelling units	3,044	3%	2,659	2%
Condominium/Co-op	8,015	8%	10,317	10%

	$104,870	100%	$103,549	100%

	March 31, 2012			December 31, 2011
Geographic distribution	Fair value		% total	Fair value		% total
	(dollars in thousands)
California	$50,527		48%	$46,959		45%
Colorado	3,675		3%	4,703		4%
Florida	3,787		4%	4,887		5%
Washington	3,325		3%	2,982		3%
Virginia	3,905		4%		*	*
North Carolina	2,849		3%	2,834		3%
Arizona		*	*	2,912		3%
Other	36,802		35%	38,272		37%

	$104,870		100%	$103,549		100%

*
Not included in the states representing the largest balances as of the date presented.

        Following is a summary of the current status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended March 31, 2012 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At Purchase	March 31, 2012	At Purchase	March 31, 2012	At Purchase	March 31, 2012	At Purchase	March 31, 2012
	(dollars in millions)
Unpaid principal balance	$49.0	$48.7	$542.6	$435.4	$259.8	$227.9	$515.1	$411.9
Pool factor*	1.00	0.99	1.00	0.80	1.00	0.88	1.00	0.80
Collection status:
Delinquency
Current	0.2%	1.4%	0.6%	4.9%	11.5%	22.7%	2.0%	22.5%
30 days	0.1%	0.1%	1.3%	1.4%	6.5%	5.3%	1.9%	3.4%
60 days	0.2%	0.0%	2.0%	1.4%	5.2%	2.9%	3.9%	2.0%
over 90 days	70.4%	55.6%	22.6%	15.2%	31.2%	15.2%	25.9%	10.9%
In foreclosure	29.0%	41.2%	73.0%	63.3%	43.9%	44.3%	66.3%	49.4%
REO	0.0%	1.6%	0.4%	13.8%	1.7%	9.6%	0.0%	11.8%

	Acquisitions for the quarter ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	At Purchase	March 31, 2012	At Purchase	March 31, 2012	At Purchase	March 31, 2012	At Purchase	March 31, 2012
	(dollars in millions)
Unpaid principal balance	$277.8	$195.3	$146.2	$75.0	$195.5	$94.9	$182.7	$90.0
Pool factor*	1.00	0.70	1.00	0.51	1.00	0.49	1.00	0.49
Collection status:
Delinquency
Current	5.0%	28.5%	1.2%	23.7%	5.1%	24.4%	6.2%	27.6%
30 days	4.0%	5.1%	0.4%	3.6%	2.0%	4.0%	1.6%	6.7%
60 days	5.1%	3.9%	1.3%	0.8%	4.1%	3.1%	5.8%	2.3%
over 90 days	26.8%	9.8%	38.2%	13.5%	42.8%	10.1%	37.8%	12.8%
In foreclosure	59.1%	41.1%	58.9%	41.1%	45.9%	39.3%	46.4%	40.5%
REO	0.0%	11.5%	0.0%	17.2%	0.0%	19.1%	2.3%	10.1%

*
Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

  Correspondent Lending

        Following is a summary of our correspondent lending acquisitions for the periods presented:

	Quarter ended March 31,
	2012	2011
	(in thousands)
Fair value of correspondent lending loans purchased
Agency eligible	$1,019,739	$3,788
Government insured or guaranteed	833,104	14,936
Jumbo	5,304	852

	$1,858,147	$19,576

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

Cash Flows

        Our cash flows resulted in a net increase in cash of $1.8 million during the three months ended March 31, 2012. The positive cash flows arose primarily due to the relative stability of our balance sheet during the quarter ended March 31, 2012. Cash provided by operating activities totaled $56.5 million during the three months ended March 31, 2012. This source of cash was primarily the reduction of our inventory of mortgage loans acquired for sale. While our mortgage loan acquisition activity continued to increase during the quarter ended March 31, 2012, we realized the benefit of increased operational efficiency in the packaging and sale of the mortgage loans, thereby reducing the time we held the loans pending sale. Cash used by operating activities totaling $27.9 million during the three months ended March 31, 2011 reflects the effects of growth in our operating balance sheet accounts during that period.

        Net cash provided by investing activities was $100.9 million for the three months ended March 31, 2012 due to the maturity of a $50.0 million United States Treasury security and proceeds of

$68.4 million from liquidation activities. This contrasts with cash used by investing activities totaling $247.8 million during the three months ended March 31, 2011 due to the substantial growth in our investments in distressed mortgage assets during that period.

        Approximately 83% of our investments, comprised of non-correspondent lending mortgage loans, MBS, REO and MSRs, were nonperforming assets as of March 31, 2012. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the three months ended March 31, 2012, we transferred $31.1 million of mortgage loans and advances to REO and realized cash proceeds from the repayments and sale of MBS, mortgage loans at fair values and REO totaling $11.1 million, $34.9 million and $33.6 million, respectively.

        Net cash used by financing activities was $155.6 million for the three months ended March 31, 2012 due to the net repayments of borrowings totaling approximately $185.6 million. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

        Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent lenders, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt), make investments as our Manager identifies them and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

        We expect our primary sources of liquidity to be proceeds from or through earnings on our investments, cash flows from business activities, proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

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

        During the three months ended March 31, 2012, we sold a total of 2,531,310 of our common shares under a Controlled Equity Offering Sales Agreement (the "2010 Sales Agreement") with Cantor Fitzgerald & Co. ("Cantor") at a weighted average price of $18.41 per share, providing net proceeds to us of approximately $45.7 million net of sales commissions. Cantor received a total of approximately $917,000, which represents an average commission of approximately 2.0% of the gross sales price per share. The 2010 Sales Agreement with Cantor provides for the sale of common shares having an initial aggregate offering price of up to $100 million. As of March 31, 2012, common shares having an aggregate offering price of up to $44.0 million remained available for sale under the 2010 Sales Agreement.

        During 2011, we increased our use of debt financing as a means of extending our balance sheet capacity through the use of repurchase agreements and forward purchase agreements. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the three months ended March 31, 2012, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $557.3 million, and the maximum daily amount outstanding under such agreements totaled $706.0 million. The difference between the maximum and average daily amounts outstanding was due to net liquidations of our investment assets as well as reductions in our average investment in mortgage loans acquired for sale at fair value throughout the period.

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

        The total unpaid principal balance of the CGM Assets subject to the forward purchase agreements as of the dates of the respective agreements was approximately $386.8 million. At March 31, 2012, the unpaid principal balance of remaining commitments under the forward purchase agreements totaled $233.9 million. The forward purchase agreements mature on June 11, 2012 and December 27, 2012.

        Repurchase agreements and the forward purchase agreements represent significant sources of funding for our investment portfolio. As of March 31, 2012, we financed our investments in MBS, mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Assets financed	$1,020,345	$1,222,845
Total assets in classes of assets financed	$1,207,341	$1,283,954
Borrowings	$629,032	$783,740
Percentage of invested assets pledged	85%	95%
Advance rate against pledged assets	62%	64%

        The decrease in percentage of invested assets pledged was primarily because we recognized an unsettled purchase of MBS at March 31, 2012. This transaction increased our investments but the MBS were not available for pledging until they were settled after March 31, 2012.

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

  •
  The transactions relating to mortgage loans under agreements to repurchase mature between June 6, 2012 and April 19, 2013 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year. All transactions maturing before the date of this Report have been refinanced by renewing or extending the agreements at maturity.

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

        The transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice. At March 31, 2012, our securities sold under agreements to repurchase were sold to one lender. With respect to this agreement, we have agreed with the lender to a threshold of $250,000 in market value decline that must be exceeded before a margin deficit will arise.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

        As of March 31, 2012, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

        As of March 31, 2012, all of our known contractual obligations mature within one year. As of March 31, 2012, we had on-balance sheet contractual obligations of $501.4 million to finance assets under agreements to repurchase with maturities between May 10, 2012 and April 19, 2013, a contractual obligation of $0 relating to a note payable secured by mortgage loans at fair value maturing on September 26, 2012, and contractual obligations of $127.6 million relating to forward purchase agreements with maturities between June 11, 2012 and December 27, 2012. All agreements to repurchase that matured between March 31, 2012 and the date of this Report have been renewed or extended and are described in Note 17—Securities Sold Under Agreements to Repurchase at Fair Value, Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 19—Mortgage Loans at Fair Value Under Agreements to Repurchase and Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements. The contractual obligation relating to the secured lending facility is described in Note 21—Note Payable Secured by Mortgage Loans at Fair Value in the accompanying consolidated financial statements. The contractual obligations relating to forward purchase agreements mature on June 11, 2012 and

December 27, 2012 and are described in Note 22—Borrowings under Forward Purchase Agreements in the accompanying consolidated financial statements.

        The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company's assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2012:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$251,295
Wells Fargo Bank, N.A.	86,972
Credit Suisse First Boston Mortgage Capital LLC.	49,515
Bank of America, N.A.	6,893

$394,675

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

        In connection with our correspondent lending business, PLS is entitled to base servicing fees, which range from 4 to 20 basis points per year of the unpaid principal balances of such loans, and other customary market-based fees and charges as described above. PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we collect interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party where we are not approved or licensed to sell to such third party. During the quarter ended March 31, 2012, the Company recorded fulfillment fees totaling $6.1 million.

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

        The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value as of the dates presented, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
As of March 31, 2012:
Fair value	$686,935	$716,066	$744,648	$799,715	$825,953	$851,190
Change in fair value:
$	$(85,637)	$(56,506)	$(27,924)	$27,143	$53,381	$78,618
%	(11.08)%	(7.31)%	(3.61)%	3.51%	6.91%	10.18%
Change in fair value as of December 31, 2011	$(98,200)	$(64,841)	$(32,048)	$31,242	$61,429	$90,485

        The following table summarizes the estimated change in fair value of our portfolio of non-Agency MBS as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of March 31, 2012:
Fair value	$62,389	$62,406	$62,386	$61,912	$61,546	$60,994
Change in fair value:
$	$(36)	$(20)	$(39)	$(513)	$(879)	$(1,431)
%	(0.06)%	(0.03)%	(0.06)%	(0.82)%	(1.41)%	(2.29)%
Change in fair value as of December 31, 2011	$421	$425	$401	$(372)	$(474)	$(866)

        The following table summarizes the estimated change in fair value of our portfolio of Agency MBS and the related interest rate swaption that we entered into as a financial hedge of the Agency MBS as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of March 31, 2012:
Fair value	$114,844	$115,619	$116,024	$115,060	$114,501	$113,405
Change in fair value:
$	$(753)	$22	$427	$(538)	$(1,096)	$(2,193)
%	(0.65)%	0.02%	0.37%	(0.47)%	(0.95)%	(1.90)%
Change in fair value as of December 31, 2011	$—	$—	$—	$—	$—	$—

  Mortgage Servicing Rights

        The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$18,379	$17,747	$17,446	$16,871	$16,597	$16,072
Change in fair value:
$	$1,225	$593	$292	$(283)	$(558)	$(1,082)
%	7.14%	3.46%	1.70%	-1.65%	-3.25%	-6.31%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$18,368	$17,740	$17,442	$16,875	$16,606	$16,092
Change in fair value:
$	$1,214	$586	$288	$(279)	$(548)	$(1,062)
%	7.08%	3.42%	1.68%	-1.62%	-3.20%	-6.19%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$17,563	$17,359	$17,256	$17,052	$16,950	$16,745
Change in fair value:
$	$409	$205	$102	$(102)	$(205)	$(409)
%	2.39%	1.19%	0.60%	-0.60%	-1.19%	-2.39%

        The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of March 31, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread rate shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,232	$1,190	$1,170	$1,131	$1,113	$1,077
Change in fair value:
$	$82	$40	$20	$(19)	$(37)	$(72)
%	7.16%	3.46%	1.70%	-1.65%	-3.25%	-6.30%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,262	$1,204	$1,176	$1,125	$1,101	$1,056
Change in fair value:
$	$112	$54	$26	$(25)	$(49)	$(94)
%	9.76%	4.66%	2.28%	-2.18%	-4.27%	-8.19%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,180	$1,165	$1,158	$1,142	$1,135	$1,120
Change in fair value:
$	$30	$15	$8	$(8)	$(15)	$(30)
%	2.64%	1.32%	0.66%	-0.66%	-1.32%	-2.64%

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

  •
  the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives and investment strategies;

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

  •
  our ability to comply with various federal, state and local laws that govern our business;

  •
  developments in the secondary markets for our mortgage loan products;

  •
  legislative and regulatory changes that impact the mortgage loan industry or housing market;

  •
  changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs or government agencies such as the FHA or Veterans Administration;

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        In response to this Item 3, the information set forth on pages 81 and 83 is incorporated herein by reference.

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

Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

        From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2012, we were not involved in any such legal proceedings, claims or actions that would be reasonably likely to have a material adverse effect on us.

Item 1A.    Risk Factors

        There are no material changes from the risk factors set forth under Item 1A. "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Mine Safety Disclosures

        Not applicable

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
10.15
Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).
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
10.25
Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.26
Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.27
Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.28
Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.29
Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report filed on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit Description
10.30	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.
10.31
Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).
10.32
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
10.34
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).
10.35
Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).
10.36
Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).
10.37
Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).
10.38
Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).
10.39
Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed November 14, 2011).
10.40	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp.*
10.41	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp.*
10.42
Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit Description
10.43	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).
10.44
Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the quarter and three months ended March 31, 2012 and March 31, 2011, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter and three months ended March 31, 2012 and March 31, 2011, (iv) the Consolidated Statements of Cash Flows for the quarter and three months ended March 31, 2012 and March 31, 2011, and (v) the Notes to the Consolidated Financial Statements.**

*
Certain terms have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.

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

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)
Dated: May 4, 2012	By:	/s/ STANFORD L. KURLAND Stanford L. Kurland Chairman of the Board and Chief Executive Officer
Dated: May 4, 2012	By:	/s/ ANNE D. MCCALLION Anne D. McCallion Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q
March 31, 2012
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
10.15
Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).
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
10.25
Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.
10.26
Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).
10.27
Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).
10.28
Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).
10.29
Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report filed on Form 10-K for the year ended December 31, 2011).
10.30
Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.
10.31
Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

Exhibit Number	Exhibit Description
10.32	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).
10.33
Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.34
Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).
10.35
Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).
10.36
Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).
10.37
Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).
10.38
Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).
10.39
Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed November 14, 2011).
10.40
Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).
10.41
Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).
10.42
Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).
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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the quarter and three months ended March 31, 2012 and March 31, 2011, (iii) the Consolidated Statements of Changes in Shareholders' Equity for the quarter and three months ended March 31, 2012 and March 31, 2011, (iv) the Consolidated Statements of Cash Flows for the quarter and three months ended March 31, 2012 and March 31, 2011, and (v) the Notes to the Consolidated Financial Statements.**

*
Certain terms have been redacted pursuant to a request for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.

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