Form 10-Q
period 2012-06-30
PennyMac Mortgage Investment Trust
filed 2012-08-03
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6101 Condor Drive, Moorpark, California	93021
(Address of principal executive offices)	(Zip Code)

(818) 224-7442

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2012
Common Shares of Beneficial Interest, $0.01 par value	41,466,369

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash	$27,970	$14,589
Short-term investments	32,340	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	167,446	72,813
Mortgage loans acquired for sale at fair value	460,419	232,016
Mortgage loans at fair value	969,954	696,266
Mortgage loans under forward purchase agreements at fair value	16,881	129,310
Real estate acquired in settlement of loans	89,121	80,570
Real estate acquired in settlement of loans under forward purchase agreements	797	22,979
Mortgage servicing rights:
at lower of amortized cost or fair value	31,547	5,282
at fair value	1,285	749
Principal and interest collections receivable	21,911	8,664
Principal and interest collections receivable under forward purchase agreements	3,004	5,299
Interest receivable	3,610	2,099
Due from affiliates	8,314	347
Other assets	56,146	34,760

Total assets	$1,890,745	$1,386,062

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$157,289	$115,493
Mortgage loans acquired for sale at fair value	418,019	212,677
Mortgage loans at fair value	412,495	275,649
Real estate acquired in settlement of loans	19,909	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	16,693	152,427
Accounts payable and accrued liabilities	24,174	9,198
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	21,591	12,166
Income taxes payable	9,019	441

Total liabilities	1,085,072	840,045

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 41,466,369 and 28,404,554 common shares, respectively	415	284
Additional paid-in capital	767,506	518,272
Retained earnings	37,752	27,461

Total shareholders’ equity	805,673	546,017

Total liabilities and shareholders’ equity	$1,890,745	$1,386,062

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Investment Income
Net gain (loss) on investments:
Mortgage-backed securities	$706	$(873)	$1,063	$(1,315)
Mortgage loans	27,286	22,951	38,417	33,283

	27,992	22,078	39,480	31,968

Interest income:
Short-term investments	47	27	78	58
Mortgage-backed securities	1,011	982	1,585	2,068
Mortgage loans	14,944	6,961	30,764	12,047

	16,002	7,970	32,427	14,173

Net gain on mortgage loans acquired for sale	18,046	40	31,416	123
Results of real estate acquired in settlement of loans	2,571	86	6,288	1,175
Net loan servicing fees	(855)	6	(658)	3
Other	650	43	2,102	64

Net investment income	64,406	30,223	111,055	47,506

Expenses
Loan fulfillment fees	7,715	61	13,839	73
Interest	6,703	2,970	13,377	5,248
Loan servicing	5,036	3,483	9,972	5,786
Management fees	2,488	1,913	4,292	3,462
Compensation	1,744	1,250	3,045	2,264
Professional services	1,186	1,115	1,628	1,992
Other	1,559	1,429	2,352	2,393

Total expenses	26,431	12,221	48,505	21,218

Income before provision for income taxes	37,975	18,002	62,550	26,288
Provision for income taxes	8,406	1,385	13,923	2,026

Net income	$29,569	$16,617	$48,627	$24,262

Earnings per share
Basic	$0.80	$0.59	$1.46	$0.96
Diluted	$0.79	$0.59	$1.46	$0.96
Weighted-average shares outstanding
Basic	36,922	27,778	32,999	24,874
Diluted	37,208	28,096	33,253	25,142
Dividends declared per share	$0.55	$0.42	$1.10	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Net income	—	—	—	24,262	24,262
Share-based compensation	5,900	—	1,664	—	1,664
Cash dividends declared, $0.42 per share	—	—	—	(11,673)	(11,673)
Proceeds from offerings of common shares	10,953,500	110	197,052	—	197,162
Underwriting and offering costs	—	—	(8,404)	—	(8,404)

Balance at June 30, 2011	27,791,743	$278	$507,487	$15,159	$522,924

Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017
Net income	—	—	—	48,627	48,627
Share-based compensation	88,399	—	2,192	—	2,192
Cash dividends declared, $1.10 per share	—	—	—	(38,336)	(38,336)
Proceeds from offerings of common shares	12,973,416	131	248,266	—	248,397
Underwriting and offering costs	—	—	(1,224)	—	(1,224)

Balance at June 30, 2012	41,466,369	$415	$767,506	$37,752	$805,673

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$48,627	$24,262
Adjustments to reconcile net income to net cash used by operating activities:
Net (gain) loss on mortgage-backed securities at fair value	(1,063)	1,315
Net gain on mortgage loans at fair value	(38,417)	(33,283)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest on mortgage loans at fair value	(13,249)	(1,374)
Net gain on mortgage loans acquired for sale at fair value	(31,417)	(123)
Results of real estate acquired in settlement of loans	(6,288)	(1,175)
Change in fair value and amortization of mortgage servicing rights	3,011	(3)
Amortization of credit facility commitment fees	1,268	681
Accrual of costs related to forward purchase agreements	3,255	—
Share-based compensation expense	2,192	1,664
Purchases of mortgage loans acquired for sale at fair value	(5,370,540)	(74,370)
Sales of mortgage loans acquired for sale at fair value	5,138,892	59,488
Increase in principal and interest collections receivable	(13,247)	(6,384)
Decrease in principal and interest collections receivable under forward purchase agreements	2,295	—
Increase in interest receivable	(1,511)	(1,361)
Increase in due from affiliates	(7,967)	(5,093)
Increase in other assets	(6,112)	(1,991)
Increase (decrease) in accounts payable and accrued liabilities	4,698	(10,019)
Increase in payable to affiliates	9,425	5,787
Increase in income taxes payable	8,578	662

Net cash used by operating activities	(267,570)	(41,317)

Cash flows from investing activities
Net increase in short-term investments	(2,021)	(38,633)
Maturity of United States Treasury security	50,000	—
Purchases of mortgage-backed securities at fair value	(112,211)	—
Repayments of mortgage-backed securities at fair value	21,257	34,165
Sales of mortgage-backed securities at fair value	—	3,345
Purchases of mortgage loans at fair value	(260,595)	(360,403)
Repayments of mortgage loans at fair value	84,564	55,203
Sales of mortgage loans at fair value	—	2,518
Repayments of mortgage loans under forward purchase agreements at fair value	14,040	—
Purchases of real estate acquired in settlement of loans	(48)	(1,510)
Sales of real estate acquired in settlement of loans	65,386	29,321
Sales of real estate acquired in settlement of loans under forward purchase agreements	9,914	—
Purchases of mortgage servicing rights	(29)	—
Sales of mortgage servicing rights	104	—
Decrease (increase) in margin deposits and restricted cash	(5,721)	4,758

Net cash used by investing activities	(135,360)	(271,236)

Cash flows from financing activities
Sales of securities under agreements to repurchase	706,966	822,934
Repurchases of securities sold under agreements to repurchase	(665,170)	(853,158)
Sales of loans under agreements to repurchase	5,125,421	218,737
Repurchases of loans sold under agreements to repurchase	(4,809,806)	(103,956)
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	10,753	7,808
Repurchases of real estate acquired in settlement of loans financed under agreements to repurchase	(18,338)	—
Repayments of note payable secured by mortgage loans at fair value	(2,044)	—
Repayments of borrowings under forward purchase agreements	(140,307)	—
Proceeds from issuance of common shares	248,397	197,162
Payment of underwriting and offering costs relating to issuance of common shares	(1,224)	(8,404)
Payment of dividends	(38,337)	(11,673)

Net cash provided by financing activities	416,311	269,450

Net increase in cash	13,381	(43,103)
Cash at beginning of period	14,589	45,447

Cash at end of period	$27,970	$2,344

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Organization and Basis of Presentation

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) was organized in Maryland on May 18, 2009, and began operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest (“shares”). The Company is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage loans and mortgage-related assets.

The Company is externally managed by an affiliate, PNMAC Capital Management, LLC (“PCM” or the “Manager”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 3—Transactions with Related Parties.

The Company’s objective is to provide attractive risk-adjusted returns to its investors over the long-term, principally through dividends and secondarily through capital appreciation. The Company intends to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling, securitizing or selling newly originated prime credit quality residential mortgage loans (“correspondent lending”).

The Company operates two segments: investment activities and correspondent lending. The investment activities segment focuses on mortgage assets that are acquired and held for investment purposes and the correspondent lending segment focuses on the purchase for resale of newly originated mortgage loans.

The investment activities segment represents the Company’s investments in distressed mortgage loans, real estate acquired in settlement of loans (“REO”), mortgage-backed securities (“MBS”) and mortgage servicing rights (“MSRs”). Management seeks to maximize the value of the distressed mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of MBS, using the services of the Manager.

The Company believes that it qualifies, and has elected to be taxed, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company plans to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

The Company conducts substantially all of its operations and makes substantially all of its investments through its subsidiary, PennyMac Operating Partnership, L.P. (the “Operating Partnership”), and the Operating Partnership’s subsidiaries. A subsidiary of the Company is the sole general partner, and the Company is the sole limited partner, of the Operating Partnership.

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

Note 2—Concentration of Risks

As discussed in Note 1—Organization and Basis of Presentation above, PMT’s investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company’s investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Before the Company buys loans or other assets, PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the distressed mortgage loans purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup, Inc.

Through its management agreement with PCM and its loan servicing agreement with an affiliated company, PennyMac Loan Services, LLC (“PLS”), PMT works with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Department of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a reduction of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company’s objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy, unemployment and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify and the Company’s loan servicers’ ability to execute optimal resolutions of problem mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

•

the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to service and effect cures or resolutions to distressed loans; and

•

regulatory, judicial and legislative support of the foreclosure process, and the resulting impact on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT’s behalf will prevent significant losses arising from the Company’s investments in real estate-related assets.

On July 12, 2011 and December 20, 2011, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The commitment under the forward purchase commitment dated July 12, 2011 was settled during the quarter ended June 30, 2012. The initial purchase price under the forward commitment dated December 20, 2011 was $22.1 million. The remaining purchase price as of June 30, 2012 is $16.1 million. Remaining subsequent adjustments may increase the purchase price to $16.3 million based on the date the purchase is settled.

The Company also pays CGM a cost of carry on the CGM Assets pending purchase through the date such CGM Assets are ultimately acquired. The Company recognized the assets subject to the transactions and the related liabilities. The CGM Assets are serviced by PLS.

The CGM Assets are included on the Company’s consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements. The CGM Assets are being held by CGM within a separate trust entity deemed a variable interest entity. The Company’s interest in the CGM Assets is deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a “silo.” The silo consists of the CGM Assets and its related liability. The Company directs all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets are attributable solely to the Company, and such cash flows can only be used to settle the related liability.

As a result of consolidating the silo, the Company’s consolidated statement of income for the three and six months ended June 30, 2012 includes net gain on mortgage loans of $2.5 million and $9.2 million, interest income on mortgage loans of $348,000 and $0.8 million, interest expense of $0.8 million and $2.3 million and loan servicing fees of $460,000 and $1.0 million in each case attributable to the CGM Assets. The Company received repayments of mortgage loans totaling $5.3 million and $14.0 million and repaid borrowings under the forward purchase agreements totaling $113.2 million during the three and six months ended June 30, 2012. The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

During the six months ended June 30, 2011, the Company purchased $260.6 million of mortgage loans at fair value and real estate acquired in settlement of loans for its investment portfolio. All of the $260.6 million was purchased from or through one or more subsidiaries of Citigroup, Inc.

Beginning in the fourth quarter of 2011, the Company’s correspondent lending activities have been experiencing substantial growth. As a result of such growth, the Company’s correspondent lending segment contributed approximately 32% of PMT’s pre-tax income during the six months ended June 30, 2012 and the inventory of mortgage loans acquired for sale at fair value represented approximately 25% of the Company’s investments at June 30, 2012.

Correspondent lending activities introduce different risks from those posed by investments in distressed assets. The Company’s correspondent lending activities and the MSRs that are held in the Company’s investment segment that the Company receives as proceeds from such correspondent lending sales are more sensitive to the level and volatility of interest rates. For example, a decline in mortgage rates generally increases the demand for home loans as borrowers refinance, but also generally leads to accelerated payoffs in the Company’s mortgage servicing portfolio, which have a negative effect on the value of MSRs.

Management attempts to manage the sensitivity of earnings to the changes in market interest rates through the use of derivative financial instruments to moderate the effects of changes in the level and volatility of interest rates on the fair value of the Company’s inventory of mortgage loans acquired for sale at fair value and commitments to purchase mortgage loans for sale. The Company does not presently use derivative financial instruments to moderate the effects on PMT’s earnings of changes in the fair value of its investment in MSRs.

The success of the Company’s interest rate risk management strategies depends in part on management’s ability to predict the earnings sensitivity of its loan servicing and loan production operations in various interest rate environments. There are many market factors that affect the performance of the Company’s interest rate risk management activities including interest rate volatility, the shape of the yield curve and the spread between mortgage interest rates and United States Treasury or swap rates. The success of this strategy affects PMT’s net income and the effect can be either positive or negative, and can be material to the Company.

The correspondent lending segment’s ability to sell loans profitably is affected by many factors, including the relative demands for such loans and MBS evidencing interests in such loans, the cost of credit enhancements and interest rate risk management, investor perceptions of such loans and MBS and the risks posed by such products.

Note 3—Transactions with Related Parties

The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2012 and will be automatically renewed for a one-year term on the date thereof and each anniversary date thereafter unless previously terminated. The management agreement provides for an annual review of PCM’s performance under the management agreement by the Company’s independent trustees. PMT’s board of trustees reviews the Company’s financial results, policy compliance and strategic direction.

As more fully described in the Company’s Annual Report, certain of the underwriting costs incurred in the Company’s initial public offering (“IPO”) were paid on PMT’s behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. PMT will reimburse PCM the underwriting costs as discussed in Note 25—Shareholders’ Equity.

PMT pays PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears.

Following is a summary of management fee expense and the related liability recorded by the Company for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Base management fee	$2,488	$1,913	$4,292	$3,462
Performance incentive fee	—	—	—	—

Total management fee incurred during the period	2,488	1,913	4,292	3,462
Fee paid during the period	(1,777)	(1,549)	(2,872)	(2,777)
Fee outstanding at beginning of period	1,804	1,549	1,095	1,228

Fee outstanding at period end	$2,515	$1,913	$2,515	$1,913

The management fees are more fully described in Note 4—Transactions with Related Parties to the Company’s Annual Report. Effective May 16, 2012, the Company amended its management agreement with PCM to change the way shareholders’ equity is measured for purposes of calculating the base component of its management fee. Previously, the measure of shareholders’ equity excluded unrealized gains, losses or other non-cash items reflected in the Company’s financial statements. The management agreement was amended to base the management fee on shareholders’ equity computed using US GAAP. The method of measuring the performance incentive fee was not changed. The purpose of the amendment was to better align the Manager’s base management fee with the Company’s investment strategy, which, in the pursuit of attractive investment opportunities, has evolved to include nonperforming mortgage loans that generate unrealized gains and correspondent lending activity that produces non-cash income through the retention of mortgage servicing rights created in the sales transactions. The amendment is expected to increase the amount of the base management fee payable by the Company to the Manager.

The Company, through its Operating Partnership, also has a loan servicing agreement with PLS. Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other servicers or specialty servicers, as applicable.

Servicing fee rates for nonperforming loans are expected to range between 30 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company’s behalf. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effects a refinancing of a loan on the Company’s behalf and not through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive market-based fees and compensation from the Company.

PLS, on behalf of the Company, currently participates in HAMP (and other similar mortgage loan modification programs), which establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the lesser of such modification fee or such incentive payments.

In connection with the mortgage servicing rights acquired in the Company’s correspondent lending business, through which the Company acquires mortgage loans originated by correspondent lenders for resale to the government-sponsored agencies such as the Federal National Mortgage Association (“Fannie Mae”) or securitization through Government National Mortgage Association (“Ginnie Mae”) (Fannie Mae and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”) and other investors, PLS is entitled to base subservicing fees, which range from 5 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above.

Pursuant to the terms of a mortgage banking services agreement, PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans to be sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate. The fulfillment fee for such services is currently 50 basis points. During the quarter and six months ended June 30, 2012, the Company recorded fulfillment fees totaling $7.7 million and $13.8 million, respectively. During the quarter and six months ended June 30, 2011, the Company recorded fulfillment fees totaling $61,000 and $73,000, respectively.

The Company collects interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to a third party where the Company is not approved or licensed to sell to such third party. During the six months ended June 30, 2012 and 2011, the Company sold loans to PLS with unpaid balances totaling approximately $2.4 billion and $38.3 million and received sourcing fees totaling approximately $701,000 and $12,000, respectively. The Company held mortgage loans pending sale to PLS with unpaid balances totaling approximately $95.9 million and $44.2 million at June 30, 2012 and December 31, 2011, respectively.

The Company paid servicing and other fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement. Following is a summary of those expenses for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Loan servicing fees payable to PLS	$5,036	$3,313	$9,972	$5,519
Fulfillment fees payable to PLS	7,715	61	13,839	73
Reimbursement of expenses incurred on PMT’s behalf	2,055	911	3,261	1,170
Reimbursement of common overhead incurred by PCM and its affiliates	882	942	1,268	1,529

	$15,688	$5,227	$28,340	$8,291

Payments during the period	$11,014	$4,997	$16,859	$6,203

Amounts due to affiliates are summarized below as of the dates presented:

	June 30, 2012	December 31, 2011
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	2,515	1,096
Other expenses	13,450	8,129
Correspondent lending pass-through items	2,685	—

	$21,591	$12,166

Amounts due from affiliates totaled $8.3 million and $347,000 at June 30, 2012 and December 31, 2011, respectively, and represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

PCM’s parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company’s common shares of beneficial interest at both June 30, 2012 and December 31, 2011.

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

The Company makes grants of restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. For purposes of calculating earnings per share, unvested share-based compensation awards containing non-forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common shares and participating securities, based on their respective rights to receive dividends.

The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$29,569	$16,617	$48,627	$24,262
Effect of participating securities—share-based compensation instruments	(213)	(224)	(424)	(274)

Net income attributable to common shareholders	$29,356	$16,393	$48,203	$23,988

Weighted-average shares outstanding	36,922	27,778	32,999	24,874

Basic earnings per share	$0.80	$0.59	$1.46	$0.96

Diluted earnings per share:
Net income	$29,569	$16,617	$48,627	$24,262

Weighted-average shares outstanding	36,922	27,778	32,999	24,874
Dilutive potential common shares—shares issuable undershare-based compensation plan	286	318	254	268

Diluted weighted-average number of common shares outstanding	37,208	28,096	33,253	25,142

Diluted earnings per common share	$0.79	$0.59	$1.46	$0.96

Note 5—Loan Sales

The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However the Company maintains continuing involvement with the loans in the form of servicing or subservicing arrangements and the potential liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loan and period-end information relating to such loans:

	Quarter ended June 30, 2012	Six months ended June 30, 2012
	(in thousands)
Cash flows:
Proceeds from sales	$1,819,393	$2,912,297
Service fees received	$1,757	$2,409
Period-end information:
Unpaid principal balance of loans outstanding at period-end	$2,932,967
Loans delinquent 30-89 days	$3,897
Loans delinquent 90 or more days or in foreclosure or bankruptcy	$175

Note 6—Fair Value

The Company’s financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its financial assets, including short-term investments, United States Treasury security, MBS, and mortgage loans as well as its securities sold under agreements to repurchase and its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s investment performance.

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the Company’s correspondent lending operations, management has concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. Management has identified these assets for accounting using the amortization method. Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$32,340	$—	$—	$32,340
Mortgage-backed securities at fair value	—	114,285	53,161	167,446
Mortgage loans acquired for sale at fair value	—	460,419	—	460,419
Mortgage loans at fair value	—	—	969,954	969,954
Mortgage loans under forward purchase agreements at fair value	—	—	16,881	16,881
MSRs at fair value	—	—	1,285	1,285
Derivative financial instruments	—	14,682	—	14,682

	$32,340	$589,386	$1,041,281	$1,663,007

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$157,289	$157,289
Derivative financial instruments	—	9,030	—	9,030

	$—	$9,030	$157,289	$166,319

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$30,319	$—	$—	$30,319
United States Treasury security	50,000	—	—	50,000
Mortgage-backed securities at fair value	—	—	72,813	72,813
Mortgage loans acquired for sale at fair value		232,016	—	232,016
Mortgage loans at fair value	—	—	696,266	696,266
Mortgage loans under forward purchase agreements at fair value	—	—	129,310	129,310
MSRs at fair value	—	—	749	749
Derivative financial instruments	—	1,938	—	1,938

	$80,319	$233,954	$899,138	$1,213,411

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$115,493	$115,493

	$—	$—	$115,493	$115,493

The Company’s short-term investments, including United States Treasury securities and cash balances were measured using Level 1 inputs. The Company’s non-Agency MBS, mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value, MSRs and securities sold under agreements to repurchase were measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items for the periods presented:

	Quarter ended June 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2012	$62,425	$667,542	$105,030	$1,188	$836,185
Purchases	—	260,683	784	—	261,467
Repayments	(9,804)	(49,865)	(5,340)	—	(65,009)
Sales	—	—	—	(30)	(30)
Addition of unpaid interest, impound advances and fees to unpaid balance of mortgage loans	—	4,416	—	—	4,416
Accrual of unearned discounts	29	—	—	—	29
MSRs received as proceeds from sales of mortgage loans	—	—	—	568	568
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	8,227	312	—	8,539
Other factors	511	16,571	2,177	(441)	18,818

	511	24,798	2,489	(441)	27,357

Transfer of mortgage loans to REO	—	(21,485)	—	—	(21,485)
Transfer of mortgage loans under forward purchase agreements
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(2,217)	—	(2,217)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	83,865	(83,865)	—	—

Balance, June 30, 2012	$53,161	$969,954	$16,881	$1,285	$1,041,281

Changes in fair value recognized during the period relating to assets still held at June 30, 2012	$511	$15,845	$1,044	$(441)	$16,959

Accumulated changes in fair value relating to assets still held at June 30, 2012	$(1,777)	$75,797	$1,523

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, March 31, 2012	$53,068
Changes in fair value included in income	—
Sales	415,052
Repurchases	(310,831)

Balance, June 30, 2012	$157,289

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2012	$—

	Quarter ended June 30, 2011
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2011	$102,195	$588,036	$37	$690,268
Purchases	—	117,275	—	117,275
Repayments	(16,216)	(39,634)	—	(55,850)
Accrual of unearned discounts	660	—		660
Addition of unpaid interest, impound advances and fees to unpaid balance of mortgage loans	—	271	—	271
Sales	(3,345)	47	—	(3,298)
MSRs received as proceeds from sales of mortgage loans	—	—	137	137
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	8,047	—	8,047
Other factors	(873)	14,829	6	13,962

	(873)	22,876	6	22,009

Transfer of mortgage loans to REO	—	(31,648)	—	(31,648)

Balance, June 30, 2011	$82,421	$657,223	$180	$739,824

Changes in fair value recognized during the period relating to assets still held at June 30, 2011	$(873)	$19,720	$6	$18,853

Accumulated changes in fair value relating to assets still held at June 30, 2011	$(1,033)	$39,818

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, March 31, 2011	$88,065
Changes in fair value included in income	—
Sales	564,982
Repurchases	(582,069)

Balance, June 30, 2011	$70,978

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2011	$—

	Six months June 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$899,138
Purchases	—	260,595	1,070	20	261,685
Repayments	(20,890)	(84,564)	(14,040)	—	(119,494)
Sales	—	—	—	(30)	(30)
Accrual of unearned discounts	363	—	—	—	363
Addition of unpaid interest, impound advances and fees to unpaid balance of mortgage loans	—	13,016	—	—	13,016
Sales	—	—	—	—	—
MSRs received as proceeds from sales of mortgage loans	—	—	—	1,088	1,088
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	17,307	705	—	18,012
Other factors	875	11,828	8,483	(542)	20,644

	875	29,135	9,188	(542)	38,656

Transfer of mortgage loans to REO	—	(45,686)	—	—	(45,686)
Transfer from mortgage loans acquired for sale	—	18	—	—	18
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(7,473)	—	(7,473)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	101,174	(101,174)	—	—

Balance, June 30, 2012	$53,161	$969,954	$16,881	$1,285	$1,041,281

Changes in fair value recognized during the period relating to assets still held at June 30, 2012	$838	$17,888	$1,635	$(542)	$19,819

Accumulated changes in fair value relating to assets still held at June 30, 2012	$(1,777)	$75,797	$1,523

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income	—
Sales	706,966
Repurchases	(665,170)

Balance, June 30, 2012	$157,289

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2012	$—

	Six months ended June 30, 2011
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$484,122
Purchases	—	360,403	—	360,403
Repayments	(34,165)	(55,203)	—	(89,368)
Accrual of unearned discounts	1,374	—		1,374
Addition of unpaid interest, impound advances and fees to unpaid balance of mortgage loans	—	311	—	311
Sales	(3,345)	(2,518)	—	(5,863)
MSRs received as proceeds from sales of mortgage loans	—	—	177	177
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	14,295	—	14,295
Other factors	(1,315)	21,508	3	20,196

	(1,315)	35,803	3	34,491

Transfer of mortgage loans to REO	—	(45,823)	—	(45,823)

Balance, June 30, 2011	$82,421	$657,223	$180	$739,824

Changes in fair value recognized during the period relating to assets still held at June 30, 2011	$(1,315)	$27,339	$3	$26,027

Accumulated changes in fair value relating to assets still held at June 30, 2011	$(1,033)	$39,818

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales	822,934
Repurchases	(853,158)

Balance, June 30, 2011	$70,978

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2011	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value) as of the dates presented:

	June 30, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$460,419	$436,383	$24,036
90 or more days delinquent (1)	—	—	—

	460,419	436,383	24,036

Other mortgage loans at fair value (2):
Current through 89 days delinquent	404,789	640,472	(235,683)
90 or more days delinquent (1)	582,046	1,060,478	(478,432)

	986,835	1,700,950	(714,115)

	$1,447,254	$2,137,333	$(690,079)

	December 31, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$232,016	$222,399	$9,617
90 or more days delinquent (1)	—	—	—

	232,016	222,399	9,617

Other mortgage loans at fair value (2):
Current through 89 days delinquent	209,599	345,140	(135,541)
90 or more days delinquent (1)	615,977	1,184,687	(568,710)

	825,576	1,529,827	(704,251)

	$1,057,592	$1,752,226	$(694,634)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.
(2)	Includes mortgage loans at fair value and mortgage loans value under forward purchase agreements at fair value.

Following are the changes in fair value included in current period income by consolidated statements of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income
	Quarter ended June 30, 2012
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	706	(101)	—	—	605
Mortgage loans acquired for sale at fair value	—	—	18,046	—	18,046
Mortgage loans at fair value	24,798	—	—	—	24,798
Mortgage loans under forward purchase agreements at fair value	2,488	—	—	—	2,488
Mortgage servicing rights at fair value	—	—	—	(441)	(441)

	$27,992	$(101)	$18,046	$(441)	$45,496

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Quarter ended June 30, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(873)	660	—	—	(213)
Mortgage loans acquired for sale at fair value	—	—	40	—	40
Mortgage loans at fair value	22,951	—	—	—	22,951
Mortgage servicing rights at fair value	—	—	—	6	6

	$22,078	$660	$40	$6	$22,784

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Six months ended June 30, 2012
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	1,063	233	—	—	1,296
Mortgage loans acquired for sale at fair value	—	—	31,416	—	31,416
Mortgage loans at fair value	29,229	—	—	—	29,229
Mortgage loans under forward purchase agreements at fair value	9,188	—	—	—	9,188
Mortgage servicing rights at fair value	—	—	—	(542)	(542)

	$39,480	$233	$31,416	$(542)	$70,587

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Six months ended June 30, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(1,315)	1,374	—	—	59
Mortgage loans acquired for sale at fair value	—	—	123	—	123
Mortgage loans at fair value	33,283	—	—	—	33,283
Mortgage servicing rights at fair value	—	—	—	3	3

	$31,968	$1,374	$123	$3	$33,468

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis as of the dates presented:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$45,737	$45,737
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	797	797
MSRs at lower of amortized cost or fair value	—	—	31,397	31,397

	$—	$—	$77,931	$77,931

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$32,356	$32,356
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	19,836	19,836

	$—	$—	$52,192	$52,192

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis for the periods indicated:

	Net gains (losses) recognized during the period
	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Real estate asset acquired in settlement of loans	$(2,963)	$(2,289)	$(5,273)	$(2,860)
Mortgage servicing assets at lower of amortized cost or fair value	(1,518)	—	(1,624)	—

	$(4,481)	$(2,289)	$(6,897)	$(2,860)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ estimated fair values less cost to sell on a nonrecurring basis. The value of the REO is initially established as the lesser of either (a) the fair value of the loan at the date of transfer, (b) the fair value of the real estate less estimated costs to sell as of the date of transfer or (c) the purchase price of the property. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into note rate pools of 50 basis points for fixed-rate mortgage loans with note rates between 3% and 4.5% and a single pool for mortgage loans with note rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

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

Management has concluded that the estimated fair values of Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase, Real estate acquired in settlement of loans financed under agreements to repurchase, Note payable secured by mortgage loans at fair value and Borrowings under forward purchase agreements approximate the agreements’ carrying values due to the agreements’ short terms and variable interest rates. These financial instruments do not have two-way markets and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. We have classified these financial instrument as Level 3 as of June 30, 2012 due to the lack of current market activity and our reliance on unobservable inputs to estimate the fair value.

Valuation Process, Techniques and Assumptions

Most of the Company’s assets are carried at fair value with changes in fair value recognized in current period results of operations. A substantial portion of those assets are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

The Manager has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to a specialized valuation group and has developed procedures and controls governing the valuation process relating to these assets. The estimation of fair values of the Company’s financial assets are assigned to the Manager’s Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures.

The FAV group reports to the Manager’s senior management valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, investment and credit officers of the Manager. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to the valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

The FAV group is responsible for reporting to the valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major drivers affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the models.

The following describes the methods used in estimating the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities

MBS values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

•	Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS is estimated based on quoted market prices for similar securities.

•

Non-Agency MBS are categorized as “Level 3” financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received, the FAV group and a separate Capital Markets group review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

The significant unobservable inputs used in the fair value measurement of the Company’s non-Agency MBS are discount rates, prepayment speeds, default speeds and loss severities in the event of default (or “collateral remaining loss percentage”). Significant changes in any of those inputs in isolation could result in a significant change in fair value measurement. Changes in these assumptions are not directly correlated, as they may be separately affected by changes in collateral characteristics and performance, servicer behavior, legal and regulatory actions, economic and housing market data and market sentiment.

Following is a quantitative summary of key inputs used by the FAV group to evaluate the reasonableness of the fair value of Level 3MBS:

Range (Weighted Average)
Security Class	Key Inputs(1)	June 30, 2012	December 31, 2011
Non-Agency subprime	Discount rate	3.1% - 11.4% (6.6)%	3.1% - 23.0% (8.0)%
	Prepayment speed(2)	0.1% - 6.8% (3.4)%	0.1% - 8.4% (4.4)%
	Default speed(3)	6.7% - 20.1% (11.3)%	3.6% - 19.8% (12.3)%
	Collateral remaining loss percentage(4)	26.0% - 65.7% (49.6)%	23.9% - 63.7% (47.0)%
Non-Agency Alt-A	Discount rate	3.8% - 6.9% (4.3)%	4.4% - 10.0% (6.2)%
	Prepayment speed(2)	2.0% - 5.6% (5.0)%	0.5% - 8.9% (5.4)%
	Default speed(3)	5.0% - 16.4% (9.6)%	3.0% - 11.5% (9.7)%
	Collateral remaining loss percentage(4)	15.8% - 38.1% (25.5)%	11.4% - 36.4% (26.0)%
Non-Agency prime jumbo	Discount rate	5.0% - 5.0% (5.0)%	6.5% - 6.5% (6.5)%
	Prepayment speed(2)	15.3% - 15.3% (15.3)%	14.3% - 14.3% (14.3)%
	Default speed(3)	2.2% - 2.2% (2.2)%	1.5% - 1.5% (1.5)%
	Collateral remaining loss percentage(4)	2.8% - 2.8% (2.8)%	0.4% - 0.4% (0.4)%

(1)	Key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Default speed is measured using Life Constant Default Rate (“CDR”).
(4)	The projected future losses on the loans in the collateral groups paying to each bond expressed as a percentage of the current balance of the loans.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets with established counterparties and transparent pricing:

•

Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value, are categorized as “Level 2” financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent.

•

Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items, and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default and loss severities. The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to PCM’s valuation committee as part of its review and approval of monthly valuation results.

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the change in the respective loan’s delinquency status at period-end from the later of the beginning of the period or acquisition date.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Range (Weighted Average)
Key Inputs	June 30, 2012	December 31, 2011
Mortgage loans at fair value
Discount rate	9.1% - 20.8% (14.2)%	9.1% - 20.7% (14.4)%
Twelve-month projected housing price index change	–1.7% - 0.7% (-0.4)%	–0.9% - 2.3% (-0.3)%
Prepayment speed(1)	0.3% - 6.7% (3.1)%	0.2% - 6.2% (2.1)%
Total prepayment speed (2)	0.9% - 31.9% (20.1)%	1.0% - 33.8% (25.4)%
Mortgage loans under forward purchase agreements
Discount rate	20.8% - 20.8% (20.8)%	16.3% - 20.8% (17.1)%
Twelve-month projected housing price index change	–0.5% - –0.5% (-0.5)%	–0.5% - –0.4% (0.5)%
Prepayment speed(1)	0.7% - 0.7% (0.7)%	0.7% - 0.8% (0.8)%
Total prepayment speed(2)	31.9% - 31.9% (31.9)%	30.1% - 33.3% (32.7)%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” financial statement item. Fair value of REO is determined by using a current estimate of value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

REO values are reviewed by PCM’s staff appraisers when the Company obtains multiple indications of value and there is a significant difference among the values received. PCM’s staff appraisers will attempt to resolve such difference. In circumstances where the appraisers are not able to generate adequate data to support a value conclusion, the staff appraisers will order an additional appraisal to resolve the property’s value.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. The key assumptions used in the Company’s discounted cash flow model are based on market factors which management believes are consistent with assumptions and data used by market participants valuing similar MSRs. The results of the estimates of fair value of MSRs are reported to PCM’s valuation committee as part of their review and approval of monthly valuation results.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are pricing spreads, prepayment speeds (or life) and annual per-loan cost of servicing. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,		Six months ended June 30,
	2012		2012
Range (Weighted Average)
Key Inputs	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pricing spread (1)	7.5% - 22.8% (8.2)%	7.5% - 14.3% (8.5)%	7.5% - 22.8% (7.9)%	7.5% - 14.6% (8.4)%
Life (in years)	2.5 - 6.4 (6.4)	2.5 - 6.4 (6.3)	2.5 - 6.7 (6.4)	2.5 - 6.7 (6.1)
Annual total prepayment speed(2)	7.9% - 36.9% (9.0)%	7.9% - 36.9% (9.7)%	7.8% - 36.9% (8.6)%	7.8% - 39.9% (10.8)%
Annual per-loan cost of servicing	$68 - $140 $(68)	$68 - $140 $(70)	$68 - $140 $(68)	$68 - $140 $(77)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR.

The Company’s amount of mortgage servicing rights as of June 30, 2011 was negligible.

Following is a quantitative summary of key assumptions used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions as of the dates presented (weighted averages are based upon unpaid principal balance or fair value where applicable):

	June 30, 2012		December 31, 2011
	Range (Weighted Average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(effect on value amounts in thousands)
Pricing spread(1)	7.5% - 14.1% (7.5)%	7.5% - 14.1% (7.8)%	7.5% - 16.5% (7.5)%	7.5% - 16.5% (8.6)%
Effect on value of 5% adverse change	$(513)	$(20)	$(89)	$(10)
Effect on value of 10% adverse change	$(1,010)	$(39)	$(176)	$(20)
Effect on value of 20% adverse change	$(1,961)	$(76)	$(341)	$(39)
Average life (in years)	2.3 - 6.9 (6.4)	2.3 - 6.9 (5.7)	3.0 - 6.9 (6.7)	1.7 - 6.9 (5.3)
Prepayment speed(2)	7.8% - 40.7% (9.4)%	9.2% - 40.7% (16.3)%	6.9% - 30.8% (8.2)%	8.4% - 59.0% (16.3)%
Effect on value of 5% adverse change	$(668)	$(40)	$(90)	$(16)
Effect on value of 10% adverse change	$(1,312)	$(76)	$(178)	$(31)
Effect on value of 20% adverse change	$(2,529)	$(145)	$(343)	$(60)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	$(68)	$(76)	$(69)	$(89)
Effect on value of 5% adverse change	$(194)	$(10)	$(30)	$(4)
Effect on value of 10% adverse change	$(388)	$(21)	$(61)	$(9)
Effect on value of 20% adverse change	$(777)	$(42)	$(122)	$(17)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed as of a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and inputs used; and do not take into account other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Securities Sold Under Agreements to Repurchase

Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates the agreements’ fair values, due to the agreements’ short maturities and variable interest rates.

Note 7—Short-Term Investments

The Company’s short-term investments are comprised of money market accounts deposited with U.S. commercial banks.

Note 8—United States Treasury Security

The Company’s investment in a United States Treasury security of $50.0 million as of December 31, 2011 matured on January 19, 2012 and had a coupon interest rate of 0.00%.

Note 9—Mortgage-Backed Securities at Fair Value

Investments in MBS were as follows as of the dates presented:

	June 30, 2012
		Fair value
			Credit rating
Security collateral type	Unpaid Balance	Total	AAA	AA	BBB	Non- investment grade	Yield
	(in thousands)
Agency:
FNMA 30-year fixed	$108,543	$114,284	$—	$114,284	$—	$—	2.58%
Non-Agency:
Non-Agency subprime	47,459	43,413	—	—	—	43,413	6.61%
Non-Agency Alt-A	6,466	6,356	330	—	—	6,026	4.33%
Non-Agency prime jumbo	3,431	3,393	—	3,393	—	—	4.98%

	$165,899	$167,446	$330	$117,677	$—	$49,439	3.85%

	December 31, 2011
	Unpaid Balance	Fair value
		Total	Credit rating
Security collateral type			AAA	AA	BBB	Non- investment grade	Yield
	(in thousands)
Non-Agency:
Non-Agency subprime	$63,712	$58,634	$—	$—	$920	$57,714	8.01%
Non-Agency Alt-A	8,910	8,710	440	—	5,362	2,908	6.23%
Non-Agency prime jumbo	5,624	5,469	—	5,469	—	—	6.51%

	$78,246	$72,813	$440	$5,469	$6,282	$60,622	7.70%

All of the Company’s MBS had remaining contractual maturities of more than ten years at June 30, 2012 and at December 31, 2011. At June 30, 2012 and at December 31, 2011, the Company had pledged all of its MBS to secure agreements to repurchase.

After June 30, 2012, the Company sold all of its MBS backed by non-Agency mortgage loans and recorded a loss on sale of $30,000. Management intends to reinvest the proceeds on sale of these securities into REIT-eligible assets.

Note 10—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a distribution of the Company’s mortgage loans acquired for sale at fair value as of the dates presented:

	June 30, 2012		December 31, 2011
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan Type	(in thousands)
Government insured or guaranteed	$102,176	$95,920	$46,266	$44,229
Fixed-rate:
Agency-eligible	358,243	340,463	173,457	166,174
Jumbo loans	—	—	12,293	11,996

	$460,419	$436,383	$232,016	$222,399

The Company is not approved by Ginnie Mae as an issuer of securities backed by government insured or guaranteed loans. As discussed in Note 3 – Transactions with Related Parties, the Company transfers such government insured or guaranteed loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, for a sourcing fee of three basis points on the unpaid principal balance of each such loan.

Mortgage loans acquired for sale at fair value totaling $459.6 million and $231.7 million were pledged to secure sales of loans under agreements to repurchase at June 30, 2012 and December 31, 2011, respectively.

Note 11—Derivative Financial Instruments

Following is a summary of the distribution of the Company’s derivative financial instruments which are included in Other assets on the consolidated balance sheets as of the dates presented:

	June 30, 2012		December 31, 2011
Instrument	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Assets:
Interest rate lock commitments	$1,081,755	$12,934	$563,487	$5,772
Hedging derivatives:
MBS put options	245,000	405	28,000	26
MBS call options	35,000	337	5,000	57
MBS swaptions	170,000	1,006	—	—

	450,000	1,748	33,000	83

	$1,531,755	$14,682	$596,487	$5,855

Liability:
Forward sales contracts	$1,304,565	$9,030	$358,291	$(3,917)

The Company is exposed to price risk arising from changes in market interest rates relative to its mortgage loans acquired for sale, to the commitments it makes to acquire loans from correspondent lenders and to the holding of Agency MBS. The Company bears price risk from the time a commitment to purchase a loan is made to a correspondent lender to the time the purchased mortgage loan is sold. During these periods, the Company is exposed to losses if mortgage interest rates rise, because the value of the purchase commitment or mortgage loan acquired for sale declines. Similarly, the Company bears price risk relative to its holdings of Agency MBS during the period it holds such securities.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in market interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s interest rate lock commitments, inventory of mortgage loans acquired for sale and Agency MBS. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s interest rate lock commitments, inventory of mortgage loans acquired for sale and Agency MBS at notional value:

	Balance,			Balance,
	Beginning		Dispositions/	End
	of Period	Additions	Expirations	of Period
	(in thousands)
Quarter ended June 30, 2012
MBS put options	$75,000	320,000	(150,000)	$245,000
MBS call options	$15,000	75,000	(55,000)	$35,000
MBS swaptions	$95,000	75,000	—	$170,000
Forward sales contracts	$452,956	5,331,731	(4,480,122)	$1,304,565

Six months ended June 30, 2012
MBS put options	$28,000	420,000	(203,000)	$245,000
MBS call options	$5,000	90,000	(60,000)	$35,000
MBS swaptions	$—	170,000	—	$170,000
Forward sales contracts	$358,291	6,901,494	(5,955,220)	$1,304,565

The Company did not have significant activity in derivative financial instruments during the quarter and six months ended June 30, 2011.

As of June 30, 2012 and December 31, 2011, the Company had $7.2 million and $1.5 million, respectively, on deposit with its derivatives counterparties. Margin deposits are included in Other assets on the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

Note 12—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value as of the dates presented:

	June 30, 2012		December 31, 2011
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan Type	value	balance	value	balance
	(in thousands)
Nonperforming loans	$565,478	$1,025,179	$494,711	$952,473
Performing loans:
Fixed	205,073	319,824	97,582	162,145
ARM/hybrid	139,847	213,976	73,166	116,693
Interest rate step-up	59,357	105,598	30,621	52,507
Balloon	199	313	186	316

	404,476	639,711	201,555	331,661

	$969,954	$1,664,890	$696,266	$1,284,134

At June 30, 2012, approximately 68% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 68% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at June 30, 2012.

The mortgage loan portfolio consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 22% of the loan portfolio’s estimated fair value at June 30, 2012. The mortgage loan portfolio contained loans from New York, Florida and New Jersey that each represented 5% or more of the portfolio’s estimated fair value at June 30, 2012.

At December 31, 2011, approximately 72% of the mortgage loan portfolio consisted of mortgage loans that were originated between 2005 and 2007. Approximately 72% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at December 31, 2011.

The mortgage loan portfolio consisted of mortgage loans originated throughout the United States with loans secured by California real estate that comprised approximately 24% of the loan portfolio’s estimated fair value at December 31, 2011. The mortgage loan portfolio contained loans from New York, Florida and New Jersey that each represented 5% or more of the portfolio’s estimated fair value at December 31, 2011.

At June 30, 2012 and December 31, 2011, mortgage loans in the portfolio with fair values totaling $827.6 million and $656.4 million, respectively, were pledged to secure sales of loans under agreements to repurchase and mortgage loans with fair values totaling $1.1 million and $1.9 million, respectively, were held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the mortgage loans held in that subsidiary.

Note 13—Mortgage Loans Under Forward Purchase Agreements at Fair Value

Mortgage loans under forward purchase agreements at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans under forward purchase agreements at fair value as of the periods presented:

	June 30, 2012		December 31, 2011
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan Type	value	balance	value	balance
	(in thousands)
Nonperforming loans	$16,568	$35,298	$121,266	$232,213
Performing loans:
Fixed	313	761	3,316	6,084
ARM/hybrid	—	—	3,965	6,002
Interest rate step-up	—	—	763	1,393

	313	761	8,044	13,479

	$16,881	$36,059	$129,310	$245,692

At June 30, 2012, approximately 87% of the estimated fair value of the mortgage loans under forward purchase agreements consisted of mortgage loans that were originated between 2005 and 2007. Approximately 85% of the estimated fair value of the mortgage loans in this portfolio was comprised of loans with unpaid-principal-balance-to-current-property-value ratios in excess of 100% at June 30, 2012.

Mortgage loans under forward purchase agreements consists of mortgage loans originated throughout the United States with loans secured by California real estate comprising approximately 29% of the loan portfolio’s estimated fair value at June 30, 2012. The mortgage loan portfolio contained loans from Florida, New York and New Jersey that each represented 5% or more of the portfolio’s estimated fair value at June 30, 2012.

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

Mortgage loans under forward purchase agreements consists of mortgage loans originated throughout the United States with loans secured by California real estate that comprised approximately 33% of the loan portfolio’s estimated fair value at December 31, 2011. The mortgage loan portfolio contained loans from Florida, New York and New Jersey that each represented 5% or more of the portfolio’s estimated fair value at December 31, 2011.

At both June 30, 2012 and December 31, 2011, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 14—Real Estate Acquired in Settlement of Loans

Following is a summary of the activity in REO for the periods presented:

	Quarter ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$81,209	$31,285	$80,570	$29,685
Purchases	49	1,263	49	1,510
Transfers from mortgage loans at fair value and advances	23,023	31,648	48,442	45,823
Transfers from REO under forward purchase agreements	21,032	—	21,032
Results of REO:
Valuation adjustments, net	(3,021)	(2,736)	(5,622)	(3,985)
Gain on sale, net	5,438	2,822	10,036	5,160

	2,417	86	4,414	1,175
Sale proceeds	(38,609)	(15,410)	(65,386)	(29,321)

Balance at period end	$89,121	$48,872	$89,121	$48,872

At June 30, 2012, REO with carrying values totaling $3.5 million was financed under agreements to repurchase and $41.9 million was held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the real estate held in that subsidiary. At December 31, 2011, REO with carrying values totaling $5.8 million was financed under agreements to repurchase and $54.2 million was held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of the real estate held in that subsidiary.

Note 15—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements for the periods presented:

	Quarter ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$23,661	$—	$22,979	$—
Purchases	195	—	248	—
Transfers from mortgage loans under forward purchase agreements at fair value and advances	946	—	6,642	—
Transfers to REO	(21,032)	—	(21,032)	—
Results of REO under forward purchase agreements:
Valuation adjustments, net	(202)	—	(583)	—
Gain on sale, net	356	—	2,457	—

	154	—	1,874	—
Sale proceeds	(3,127)	—	(9,914)	—

Balance at period end	$797	$—	$797	$—

At June 30, 2012, REO under forward purchase agreements totaling $797,000 were subject to borrowings under forward purchase agreements. The Company did not have REO under forward purchase agreements during the periods ended June 30, 2011.

Note 16—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$1,188	$37	$749	$—
Additions:
Purchases	—	—	20	—
MSRs resulting from loan sales	568	137	1,088	177

Total additions	568	137	1,108	177

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(417)	8	(481)	5
Other changes in fair value(2)	25	(2)	(12)	(2)

	(392)	6	(493)	3

Sales	(79)	—	(79)	—

Balance at period end	$1,285	$180	$1,285	$180

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Amortized Cost:

The activity in MSRs carried at amortized cost is summarized below for the periods presented:

	Quarter ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$17,452	$—	$5,282	$—
MSRs resulting from loan sales	16,392	—	28,801	—
Purchases	—	—	9	—
Sales	(19)		(19)
Amortization	(654)	—	(902)	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance before valuation allowance at period end	33,171	—	33,171	—

Valuation Allowance for Impairment of Mortgage Servicing Rights:
Balance at beginning of period	$(106)	$—	$—	$—
Additions	(1,518)	—	(1,624)	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance at period end	(1,624)	—	(1,624)	—

Mortgage Servicing Rights, net	$31,547	$—	$31,547	$—

Estimated Fair Value of MSRs at Period End	$31,580	$—	$31,580	$—

Gain on sale of MSRs carried at amortized cost is included in other income.

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its June 30, 2012 valuation of MSRs, which will change as market conditions and portfolio composition and behavior vary. Therefore, both actual and projected amortization levels will differ from this projection. Therefore, the following estimates will change over time in a manner and amount not presently determinable by management.

Estimated MSR
12-month period ended June 30,	Amortization
(in thousands)
2013	$3,910
2014	3,568
2015	3,175
2016	2,867
2017	2,618
Thereafter	17,033

Total	$33,171

Note 17—Securities Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end balance	$157,289	$70,978	$157,289	$70,978
Weighted-average interest rate at end of period	0.60%	0.94%	0.60%	0.94%
Weighted-average interest rate during the period	0.59%	1.10%	0.69%	1.21%
Average balance of securities sold under agreements to repurchase	$154,233	$79,719	$111,631	$87,470
Maximum daily amount outstanding	$160,334	$88,065	$160,334	$101,202
Total interest expense	$231	$222	$389	$531
Fair value of securities securing agreements to repurchase at period end	$167,446	$82,421	$167,446	$82,421

The repurchase agreements collateralized by securities have an average term of 66 days. At June 30, 2012, all MBS owned by the Company were pledged under the repurchase agreements and such pledged securities were held by the buyer. All agreements collateralized by MBS are to repurchase the same or substantially identical securities.

The amount at risk (the fair value of the securities pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s securities sold under agreements to repurchase is summarized by counterparty below as of June 30, 2012:

		Weighted-average
		repurchase agreement
Counterparty	Amount at risk	maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$4,579	September 28, 2012
Wells Fargo Bank, N.A.	$7,839	July 12, 2012

All securities sold under agreements to repurchase transactions maturing before the date of issuance of these financial statements have been refinanced by renewing the agreements at maturity or have been repaid through settlement upon sale of the securities financed under the respective agreement.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the MBS or mortgage loans securing those agreements decreases.

As of June 30, 2012, the Company did not have any amount on deposit with its securities repurchase agreement counterparties. As of December 31, 2011, the Company had $3.8 million on deposit with its securities repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

After June 30, 2012, securities with fair values totaling $53.2 million as of June 30, 2012, representing all of the Company’s investment in MBS backed by non-Agency mortgage loans, were sold. Accordingly, the Company repaid repurchase agreements with balances totaling $47.6 million as of June 30, 2012 as part of the settlement of the sale of those securities.

Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$418,019	$16,921	$418,019	$16,921
Unused amount(1)	$231,981	$58,079	$231,981	$58,079
Weighted-average interest rate at end of period	2.51%	2.59%	2.51%	2.59%
Weighted-average interest rate during the period (2)	2.16%	2.64%	2.14%	2.48%
Average balance of loans sold under agreements to repurchase	$242,732	$7,930	$210,298	$5,885
Maximum daily amount outstanding	$418,027	$16,921	$418,027	$16,921
Total interest expense	$1,909	$428	$3,274	$574
Fair value of mortgage loans acquired for sale securing agreements to repurchase at period end	$459,616	$18,881	$459,616	$18,881

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $584,000 and $1.0 million during the quarter and six months ended June 30, 2012, and $375,000 and $500,000 during the quarter and six months ended June 30, 2011, respectively.

The repurchase agreements collateralized by loans have an average remaining term of approximately 6.8 months at June 30, 2012.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at June 30, 2012	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	—
Over 90 days to 180 days	246,053
Over 180 days to 1 year	171,966

$418,019

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of June 30, 2012:

		Weighted-average
		repurchase agreement
Counterparty	Amount at risk	maturity
	(in thousands)
Citibank	$16,767	May 23, 2013
Credit Suisse First Boston Mortgage Capital LLC	$13,650	October 30, 2012
Bank of America, N.A.	$13,078	November 5, 2012

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of June 30, 2012 and December 31, 2011, the Company had $2.3 million and $1.6 million, respectively, on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans at fair value sold under agreements to repurchase as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$412,495	$245,282	$412,495	$245,282
Unused amount(1)	$237,506	$204,718	$237,506	$204,718
Weighted-average interest rate at end of period	3.96%	3.71%	3.96%	3.71%
Weighted-average interest rate during the period	4.27%	3.90%	4.30%	4.03%
Average balance of loans sold under agreements to repurchase	$321,932	$231,413	$303,875	$202,745
Maximum daily amount outstanding	$417,292	$248,748	$417,292	$248,748
Total interest expense	$3,473	$2,280	$6,611	$4,103
Fair value of mortgage loans at fair value and REO securing agreements to repurchase at period end	$831,124	$583,304	$831,124	$583,304

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.

The repurchase agreements collateralized by loans have a weighted average remaining term of approximately 9.1 months at June 30, 2012.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at June 30, 2012	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	—
Over 90 days to 180 days	—
Over 180 days to 1 year	412,495

$412,495

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of June 30, 2012:

		Weighted-average
		repurchase agreement
Counterparty	Amount at risk	maturity
	(in thousands)
Citibank, N.A.	$323,013	April 19, 2013
Credit Suisse First Boston Mortgage Capital LLC	$19,700	June 5, 2013
Wells Fargo Bank, N.A.	$75,500	December 28, 2012

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. As of June 30, 2012 and December 31, 2011, the Company had $510,000 and $471,000, respectively, on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

Following is a summary of financial information relating to REO financed under agreements to repurchase as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$19,909	$7,808	$19,909	$7,808
Unused amount(1)	$80,091	$92,192	$80,091	$92,192
Weighted-average interest rate at end of period	3.95%	4.15%	3.95%	4.15%
Weighted-average interest rate during the period(2)	4.19%	4.15%	4.20%	4.15%
Average balance of REO sold under agreements to repurchase	$17,408	$1,373	$20,999	$690
Maximum daily amount outstanding	$21,744	$7,808	$27,494	$7,808
Total interest expense	$309	$40	$696	$40
Fair value of REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase at period end	$42,938	$15,953	$42,938	$15,953

(1)	The amount the Company is able to borrow under REO repurchase agreements is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary securing those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the underlying collateral.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 and $250,000 during the quarter and six months ended June 30, 2012, respectively, and $25,000 during the quarter and six months ended June 30, 2011.

The repurchase agreement pursuant to which the Company finances REO has a remaining term of approximately 11.2 months at June 30, 2012.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s REO held in a consolidated subsidiary, the stock of which is pledged to secure agreements to repurchase, is summarized by counterparty below as of June 30, 2012:

		Weighted-average
		repurchase agreement
Counterparty	Amount at risk	maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$23,010	June 5, 2013

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the agreements mature if the value (as determined by the applicable lender) of the underlying REOs decreases.

Note 21—Note Payable Secured by Mortgage Loans at Fair Value

Following is a summary of financial information relating to the note payable secured by mortgage loans at fair value as of and for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$—	$—	$—	$—
Unused amount(1)	$40,000	$—	$40,000	$—
Weighted-average interest rate at end of period	0.00%	—	0.00%	—
Weighted-average interest rate during the period	0.00%	—	6.47%	—
Average balance of note payable	$—	$—	$3,435	$—
Maximum daily amount outstanding	$—	$—	$28,617	$—
Total interest expense	$—	$—	$112	$—
Fair value of mortgage loans at fair value and REO	$—	$—	$—	$—

(1)	The amount the Company is able to borrow under this lending facility is tied to the fair value of unencumbered mortgage loans eligible to secure the facility and the Company’s ability to fund the agreement’s margin requirements relating to the collateral pledged.

At June 30, 2012, the Company did not have any borrowings under the note payable. At December 31, 2011, the Company had $28.6 million of borrowings under the note payable and $237,000 on deposit with its counterparty. The note payable matures on September 26, 2012. The facility underlying the note payable, secured by mortgage loans at fair value, matures on September 26, 2012.

Note 22—Borrowings Under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements as of and for the periods presented:

	Quarter ended June 30,			Six months ended June 30,
	2012		2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance		$16,693	$—	$16,693	$—
Weighted-average interest rate at end of period		4.24%	—	4.24%	—
Weighted-average interest rate during the period		3.87%	—	4.01%	—
Average balance of borrowings under forward purchase agreements		$79,761	$—	$113,136	$—
Maximum daily amount outstanding		$127,583	$—	$152,427	$—
Total interest expense		$781	$—	$2,296	$—
Fair value of underlying loans and REO at period end	$17,468		$—	$17,468	$—

The forward purchase agreements have an average term of approximately 6.0 months at June 30, 2012. The forward purchase agreement has a maturity of over 90 to 180 days.

At June 30, 2012, there was $1.0 million amount at risk (the fair value of the mortgage loans pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s borrowings under forward purchase agreements.

Note 23—Liability for Representations and Warranties

The Company has liability under the representations and warranties made to purchasers of the loans it sells. In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s representations and warranties are generally not subject to stated limits or exposure.

Following is a summary of the Company’s liability for representations and warranties included in accounts payable and accrued liabilities for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$631	$2	$205	$—
Provisions for losses	618	9	1,044	11
Incurred losses	—	—	—	—

Balance, end of period	$1,249	$11	$1,249	$11

Note 24—Commitments and Contingencies

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2012, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments as of the date presented:

June 30,
2012
(in thousands)
Commitments to purchase mortgage loans :
Correspondent lending	$1,082,755
Other mortgage loans	$—

Note 25—Shareholders’ Equity

On May 11, 2012, the Company issued and sold 10,000,000 common shares in an underwritten public offering and received $193.5 million of proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of net certain expenses. On May 17, 2012, the Company issued and sold an additional 287,706 common shares pursuant to the exercise of an option to purchase additional shares by the public offering’s underwriters and received $5.4 million of net proceeds after the underwriting discount and reimbursement of certain expenses. Proceeds from the issuance of these shares were used to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of the correspondent lending business, to acquire additional mortgage loans or other investments, including those under existing forward purchase agreements, and for general corporate purposes.

On November 19, 2010, the Company entered into a Controlled Equity Offering Sales Agreement (the “2010 Sales Agreement”) with Cantor Fitzgerald & Co. During the six months ended June 30, 2012, the Company sold a total of 2,685,710 of its common shares under the 2010 Sales Agreement at a weighted average price of $18.43 per share, providing net proceeds to the Company of approximately $48.5 million, net of sales commissions. The sales agent received a total of approximately $967,000, which represents an average commission of approximately 2.0% of the gross sales price.

As more fully described in the Company’s Annual Report, certain of the underwriting costs incurred in the Company’s IPO were paid on PMT’s behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on PMT’s performance during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during any full four calendar quarter period during the 24-quarter period, the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount. If this requirement is not satisfied by the end of such 24-quarter period, the Company’s obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that these amounts are likely to be paid during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 26—Net Gain on Mortgage Loans Acquired For Sale

Net gain (loss) on mortgage loans acquired for sale is summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$5,396	$17	$5,944	$8
Hedging activities	(14,923)	(1)	(15,726)	33

	(9,527)	16	(9,782)	41
Non cash gain:
Change in fair value of commitments to purchase loans	8,625	(120)	7,162	(120)
Receipt of MSRs in loan sale transactions	16,960	137	29,888	177
Provision for losses relating to representations and warranties provided in loan sales	(618)	(9)	(1,044)	(11)
Change in fair value relating to loans and hedging derivatives held at quarter-end:
Mortgage loans	4,644	50	5,825	66
Hedging derivatives	(2,038)	(34)	(633)	(30)

	2,606	16	5,192	36

	$18,046	$40	$31,416	$123

Note 27—Net Loan Servicing Fees

Net loan servicing fees is summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Servicing fees(1)	$1,758	$—	$2,410	$—
Effect of MSRs:
Amortization	(654)	—	(902)	—
Provision for impairment of MSRs carried at lower of amortized cost or fair value	(1,518)	—	(1,624)	—
Change in fair value of MSRs carried at fair value	(441)	6	(542)	3

	(2,613)	6	(3,068)	3

Net loan servicing fees	$(855)	$6	$(658)	$3

(1)	Includes contractually specified servicing fees.

Note 28—Share-Based Compensation Plan

The Company’s equity incentive plan allows for grants of equity-based awards up to a total of 8% of PMT’s issued and outstanding shares on a diluted basis at the time of the award. Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and its affiliates at no cost to the grantees. Such awards generally vest over a one- to four-year period. Expense relating to awards is included in the consolidated statements of income under the caption Compensation.

The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of units:
Outstanding at beginning of period	403,389	607,984	491,809	272,984
Granted	350,000	—	350,000	340,500
Vested	(400)	(400)	(87,899)	(5,900)
Canceled	(1,500)	(1,264)	(2,421)	(1,264)

Outstanding at end of period	751,489	606,320	751,489	606,320

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$11.54	$6.18	$12.57	$6.18
Granted	$18.91	$16.52	$18.91	$16.52
Vested	$14.97	$12.64	$17.26	$12.64
Expired or canceled	$17.88	$—	$17.88	$—
Outstanding at end of period	$14.96	$11.91	$14.96	$11.91
Units available for future awards(1)	2,619,000		2,619,000
Compensation expense recorded during the period	$1,376,000	$869,000	$2,327,000	$1,664,000
Unamortized compensation cost at period-end	$7,622,000		$7,622,000

(1)	Based on shares outstanding as of June 30, 2012. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

Note 29—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary difference between net income and the REIT taxable income (before deduction for qualifying distributions) is the income of the taxable REIT subsidiaries (“TRSs”) and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary (“QRS”). Other differences between REIT book income and REIT taxable income are not material.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Most of the 2011 distributions were characterized as ordinary income and approximately 5% was characterized as capital gain.

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

The following table details the Company’s provision for income taxes which relates primarily to the TRSs, for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Current expense:
Federal	$2,100	$2,061	$2,806	$2,299
State	730	716	975	743

Total current expense	2,830	2,777	3,781	3,042

Deferred expense (benefit):
Federal	4,138	(1,033)	7,527	(754)
State	1,438	(359)	2,615	(262)

Total deferred expense	5,576	(1,392)	10,142	(1,016)

Total provision for income taxes	$8,406	$1,385	$13,923	$2,026

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate:

	Quarter ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$13,292	35.0%	$6,290	35.0%	$21,893	35.0%	$9,201	35.0%
Effect of non-taxable REIT income	(6,300)	(16.6)	(5,134)	(28.6)	(10,290)	(16.4)	(7,655)	(29.1)
State income taxes, net of federal benefit	1,408	3.7	232	1.3	2,333	3.7	313	1.2
Other	6	0.0	(3)	0.0	(13)	0.0	167	0.6

Provision for income taxes	$8,406	22.1%	$1,385	7.7%	$13,923	22.3%	$2,026	7.7%

The Company’s components of the provision for deferred income taxes are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Real estate valuation loss	$(289)	$(1,392)	$(677)	$(1,016)
Mortgage servicing rights	6,125	—	11,257	—
Other	(260)	—	(438)	—

Total provision (benefit) for deferred income taxes	$5,576	$(1,392)	$10,142	$(1,016)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	June 30,	December 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
Real estate valuation loss	$3,563	$2,886
Other	525	87

Gross deferred tax assets	4,088	2,973

Deferred income tax liabilities:
Real estate valuation gain	—	—
Mortgage servicing rights	13,793	2,536

Gross deferred tax liabilities	13,793	2,536

Net deferred income tax asset (liability)	$(9,705)	$437

The net deferred income tax asset (liability) is recorded in Income taxes payable in the consolidated balance sheets as of June 30, 2012 and December 31, 2011.

At June 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at June 30, 2012 and December 31, 2011.

Note 30—Segments and Related Information

The Company has two business segments: investment activities and correspondent lending.

The investment activities segment represents the Company’s investments in distressed mortgage loans, REO, MBS and MSRs. Management seeks to maximize the value of the mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner. The Company also invests in MSRs, MBS and other mortgage-related real estate and financial assets.

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS.

Before the third quarter of 2011, the Company’s activities were almost exclusively within the investment activities segment. Financial highlights by operating segment for the quarter and six months ended June 30, 2012 are as follows:

	Investment	Correspondent	Intersegment
Quarter ended June 30, 2012	activities	lending	elimination	Total
	(in thousands)
Revenues:
External
Net gain on investments	$27,992	$—	$—	$27,992
Interest income	12,881	3,178	(57)	16,002
Net gain on mortgage loans acquired for sale	—	18,046	—	18,046
Other income	1,783	583	—	2,366

	42,656	21,807	(57)	64,406

Expenses:
Loan fulfillment fees	—	7,715	—	7,715
Interest	5,071	1,689	(57)	6,703
Loan servicing	5,006	30	—	5,036
Other	6,621	356	—	6,977

	16,698	9,790	(57)	26,431

Pre-tax net income	$25,958	$12,017	$—	$37,975

	Investment	Correspondent	Intersegment
Six months ended June 30, 2012	activities	lending	elimination	Total
	(in thousands)
Revenues:
External
Net gain on investments	$39,480	$—	$—	$39,480
Interest income	26,530	5,970	(73)	32,427
Net gain on mortgage loans acquired for sale	—	31,416	—	31,416
Other income	5,688	2,044	—	7,732

	71,698	39,430	(73)	111,055

Expenses:
Loan fulfillment fees	—	13,839	—	13,839
Interest	10,818	2,632	(73)	13,377
Loan servicing	9,895	77	—	9,972
Other	10,753	564	—	11,317

	31,466	17,112	(73)	48,505

Pre-tax net income	$40,232	$22,318	$—	$62,550

Total assets at period end	$1,413,554	$483,574	$(6,382)	$1,890,746

The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies to the Company’s Annual Report.

Note 31—Supplemental Cash Flow Information

	Six months ended June 30,
	2012	2011
	(in thousands)
Cash paid for interest	$12,998	$5,311
Cash paid for income taxes	$5,345	$660
Non-cash investing activities:
Transfer of mortgage loans and advances to REO	$48,442	$45,823
Purchase of mortgage loans financed through forward purchase agreements	$1,070	$—
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$101,174	$—
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$6,642	$—
Receipt of MSRs as proceeds from sales of loans	$29,888	$177
Purchase of REO financed through forward purchase agreements	$248	$—
Transfer of REO under forward purchase agreements to REO	$21,032	$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$1,070	$—
Purchase of REO financed through forward purchase agreements	$248	$—
Transfer of note payable secured by mortgage loans to mortgage loans sold under agreements to repurchase	$26,573	$—

Note 32—Regulatory Net Worth Requirement

PennyMac Corp. (“PMC”), an indirect subsidiary of the Company, is a seller- servicer for Fannie Mae. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s capital standards, which require PMC to maintain a minimum net worth of $2.5 million. Management believes PMC complies with Fannie Mae’s net worth requirement as of June 30, 2012.

Note 33—Subsequent Events

Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

•

On July 2, 2012, the Company entered into a master repurchase agreement (the “Barclays Repo Facility”) with Barclays Bank PLC. Under the Barclays Repo Facility, the Company may sell, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $100 million. This facility will be used to fund newly originated mortgage loans that are purchased from correspondent lenders and held for sale and/or securitization.

•

After June 30, 2012, the Company sold all of its investment in MBS backed by non-Agency mortgage loans and recorded a loss on the sale totaling $30,000. The MBS had fair values totaling $53.2 million at June 30, 2012 and the Company repaid the related securities sold under agreements to repurchase with June 30, 2012 balances totaling $47.6 million. Management intends to reinvest the proceeds on sale of these securities into REIT-eligible assets.

•

On July 25, 2012, the Company amended two master repurchase agreements with Credit Suisse First Boston Mortgage Capital LLC, pursuant to which the Company, through two of its subsidiaries, PMC and PennyMac Mortgage Investment Trust Holdings I, LLC, may sell, and later repurchase, newly funded mortgage loans. Under the terms of the amendments, the maximum aggregate purchase price provided for in each repurchase agreement was increased from $150 million to $300 million, the available amount of which is reduced under each repurchase agreement by any outstanding repurchase amounts under the other repurchase agreement.

•	On August 2, 2012, the Company’s Board of Trustees declared a cash dividend of $0.55 per share payable on August 31, 2012 to holders of record of the Company’s common shares as of August 16, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling, securitizing or selling newly originated prime credit quality residential mortgage loans (“correspondent lending”).

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup, Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and six months ended June 30, 2012, we purchased $260.6 million of distressed mortgage loans. During the quarter and six months ended June 30, 2012, we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $115.7 million and $173.9 million, respectively.

Changes in the mortgage market have significantly reduced the outlets for sales of newly originated mortgage loans by mortgage lenders who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies and other investors or into securitizations. We believe that these changes are due in part to banks’ anticipation of regulatory changes to loans and securitization-related capital requirements, along with a focus on retail lending; and that the changes provide us with the opportunity to act as a link between loan originators and the Agency and securitization markets.

During the quarter and six months ended June 30, 2012, we purchased loans with fair values totaling $3.5 billion and $5.4 billion, respectively, in furtherance of our correspondent lending business. To the extent that we purchase loans that conform to standards established by the U.S. Department of Housing and Urban Development’s Federal Housing Administration (“FHA”) insured or Veterans Administration guaranteed, we sell such loans to PLS, which is a licensed Ginnie Mae issuer and seller/servicer. The Company receives a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that it sells to PLS under such arrangement, and earns interest income on the loan for the time period it holds the loan prior to the sale to PLS. We held an inventory of mortgage loans acquired for sale totaling $460.4 million at June 30, 2012, including mortgage loans pending sale to PLS totaling $102.2 million. We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation including:

•

Acquisition of REIT-eligible MBS. We purchased $112.2 million of MBS during the quarter ended March 31, 2012 and the six months ended June 30, 2012. Our portfolio of MBS totaled $167.4 million at June 30, 2012, including $53.2 million of securities backed by Alt-A, subprime and jumbo mortgage loans. After June 30, 2012, we sold all of our investment in MBS backed by Alt-A, subprime and jumbo mortgage loans and recorded a loss on sale totaling $30,000. We intend to reinvest the proceeds from sale of these securities into REIT-eligible assets.

•

Acquisition of MSRs from liquidating and other institutions. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues may have contributed to their decision to reduce their portfolio of MSRs. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing capabilities and efficiencies of PLS to improve the assets’ value. We would also seek to leverage the loan origination capabilities of PLS provided we are able to structure an arrangement, including through the Federal government’s Home Affordable Refinance Program (“HARP 2.0”), whereby we could recapture any new MSRs created upon PLS’s refinance of mortgage loans relating to the acquired MSRs.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. We received MSRs as proceeds on sale of mortgage loans with fair values totaling $17.0 million and $29.9 million during the quarter and six months ended June 30, 2012 and held MSRs with carrying values of $32.8 million as of June 30, 2012.

•

Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets for us and supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

•	To the extent that we transfer correspondent lending loans into private label securitizations in the future, we may retain a portion of the securities created in the securitization transaction.

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

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent lending business, is conducted in two taxable REIT subsidiaries (“TRSs”), which are subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRSs. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the second quarter of 2012, real U.S. gross domestic product expanded at an annual rate of 1.5% compared to a revised 2.0% annual rate for the first quarter of 2012 and a 2.5% annual rate for the second quarter of 2011. Modest economic growth and pressure on state and federal government spending continued to affect unemployment rates during the first half of 2012. The national unemployment rate was 8.2% at June 30, 2012 compared to a revised 9.1% at June 30, 2011 and 8.5% at December 31, 2011. Although currently in a declining trend, unemployment has persisted at a seasonally adjusted rate above 8% for 41 consecutive months during the period from February 2009 through June 2012. The continued high unemployment levels during this period are reflected in high delinquency rates on single family residential mortgage loans with delinquency rates ranging from 8.64% for the second quarter of 2009 to a high of 11.2% during the second quarter of 2010 and 10.18% for the first quarter of 2012. Personal bankruptcy filings for the six months ended June 30, 2012, however, have modestly declined from the levels experienced during the years 2009 through 2011.

While for the first quarter of 2012 banks reported the highest quarterly net income since the second quarter of 2007, operational, financial and regulatory challenges remain. However, the number of problem banks as identified by the FDIC is declining. As of March 31, 2012, the most recent date for which problem bank information is available, the FDIC identified 772 problem banks, a decrease from 865 at June 30, 2011 and 813 at December 31, 2011. The number of banks that have been seized is also declining, with 15 depository institutions seized during the second quarter of 2012 compared to 16 depository institutions seized in the first quarter of 2012 and 22 depository institutions seized in the second quarter of 2011.

Residential real estate transactions, which had recently been increasing, took an unexpected drop in June 2012 as sales of existing homes declined to an eight month low with all four regions of the United States experiencing sales declines. Although the present historically low interest rates have increased housing affordability, slower job growth and stricter lending standards currently appear to be impeding the market. Home prices on a national level, however, have been increasing as the median price of an existing home has increased 7.9% from June 2011. Foreclosure filings decreased 11% during the first half of 2012 as compared to the first half of 2011 but have increased 2% compared to the second half of 2011. Foreclosure activity is expected to increase during the remainder of 2012 as lenders resolve their operational issues relating to foreclosure of delinquent loans.

Thirty-year fixed rate mortgage interest rates ranged from a high of 3.98% to a low of 3.66% during the second quarter of 2012 with the low of 3.66% matching the all-time record low for the thirty-year fixed rate mortgage (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). Mortgage interest rates, which remained relatively flat during the first quarter of 2012, declined almost continuously on a weekly basis during the second quarter of 2012. During the first half of 2011, mortgage interest rates generally trended downward ranging from a high of 5.05% to a low of 4.49%.

The Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the second quarter of 2012, our Manager reviewed 27 mortgage loan pools with unpaid principal balances totaling approximately $2.5 billion and one pool of real estate acquired in settlement of loans totaling approximately $30.1 million. This compares to our Manager’s review of 27 mortgage loan pools with unpaid principal balances totaling approximately $4.5 billion during the second quarter of 2011. We did not acquire any distressed mortgage loans during the first quarter of 2012. During the second quarter of 2012 we made acquisitions of distressed mortgage loans totaling $138.4 million, all of which were acquired from or through one or more subsidiaries of Citigroup, Inc.

We believe that the collapse of the independent mortgage company business model that occurred during the recent financial crisis in the United States and the shifting investment and operational priorities of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for sale to an Agency. The HARP 2.0 program may increase the volume of such newly originated Agency-eligible loans available for purchase. These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans. During the quarter and six months ended June 30, 2012, we acquired approximately $3.5 billion and $5.4 billion, respectively, in fair value of newly originated mortgage loans and received proceeds of approximately $3.3 billion and $5.1 billion, respectively, on the sale of loans.

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net investment income	$64,406	$30,223	$111,055	$47,506
Pre-tax income by segment:
Investment	$25,958	$18,002	$40,232	$26,288
Correspondent lending	$12,017	$—	$22,318	$—
Net income	$29,569	$16,617	$48,627	$24,262
Earnings per share:
Basic	$0.80	$0.59	$1.46	$0.96
Diluted	$0.79	$0.59	$1.46	$0.96
Dividends per share:
Declared in the quarter	$0.55	$0.42	$1.10	$0.42
Paid in the quarter	$0.55	$0.42	$1.10	$0.84

Investment activities:
Distressed mortgage loans and REO
Purchases	$260,304	$117,275	$260,643	$360,403
Cash proceeds from liquidation activities	$105,458	$54,997	$173,904	$87,042
MBS
Purchases	$—	$—	$112,211	$—
Cash proceeds from repayment and sales	$10,171	$19,561	$21,257	$37,510

Correspondent lending:
Purchases of mortgage loans for sale	$3,512,393	$54,794	$5,370,540	$74,370
Proceeds from sales of mortgage loans acquired for sale:
Cash
Sales of government-insured and guaranteed loans to PLS	$1,620,123	$24,264	$2,458,243	$39,913
Sales to other investors	1,587,745	16,069	2,680,649	19,575

	$3,207,868	$40,333	$5,138,892	$59,488
MSRs	$16,960	$137	$29,889	$177
Share price:
High	$20.29	$18.62	$20.29	$19.04
Low	$17.49	$16.14	$16.75	$16.14
At period end	$19.73	$16.57	$19.73	$16.57

During the quarter and six months ended June 30, 2012, we recorded net income of $29.6 million and $48.6 million, or $0.79 and $1.46 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2012 reflects net gains on our investments in financial instruments totaling $46.0 million and $70.9 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $21.6 million and $28.3 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $16.0 million and $32.4 million of interest income, respectively. Our results also reflect the growth in our correspondent lending segment. During the quarter and six months ended June 30, 2012, we purchased $3.5 billion and $5.4 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $18.0 million and $31.4 million, respectively. At June 30, 2012, we held mortgage loans acquired for sale with fair values totaling $460.4 million, including $102.2 million pending sale to PLS. Growth in our earnings reflect growth in the Company’s assets from $883.5 million at June 30, 2011 to $1.9 billion at June 30, 2012. We achieved this growth in assets through a combination of issuance of additional common shares of beneficial interest (common shares) and by leveraging such issuances with additional borrowing capacity.

During the quarter and six months ended June 30, 2011, we recorded net income of $16.6 million and $24.3 million, or $0.59 and $0.96 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2011 reflected net gains on our investments in financial instruments totaling $22.1 million and $32.0 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $21.6 million and $28.3 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $8.0 million and $14.2 million of interest income, respectively. During the quarter and six months ended June 30, 2011, we purchased $54.8 million and $74.4 million, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $40,000 and $123,000, respectively. At June 30, 2011, we held mortgage loans acquired for sale with fair values totaling $18.8 million.

Net Investment Income

During the quarter and six months ended June 30, 2012, we recorded net investment income of $64.4 million and $111.1 million, respectively, comprised primarily of net gains on investments in financial instruments of $46.0 million and $70.9 million supplemented by $16.0 million and $32.4 million of interest income and $2.6 million, $6.3 million from results of REO and negative net servicing fees of $855,000 and $658,000, respectively. This compares to net investment income of $30.2 million and $47.5 million recognized during the quarter and six months ended June 30, 2011, comprised primarily of $22.1 million and $32.0 million of net gains on investments in financial instruments, supplemented by $8.0 million and $14.2 million of interest income, $86,000 and $1.2 million of gains from results of REO and net servicing fees of $6,000 and $3,000, respectively.

The growth in net investment income reflects the growth in the nonperforming loan portfolio, REOs and correspondent lending activities.

Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended June 30, 2012
	Net gain	Interest income/expense			Total revenue/ expense	Average balance	Annualized %
	(loss) on investments	Coupon	Discount/ fees(1)	Total			Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$47	$—	$47	$47	$71,728	0.26%	0.26%
Mortgage-backed securities:
Fannie Mae 30-year fixed(3)	195	920	(130)	790	985	114,301	2.73%	3.41%
Non-Agency subprime	409	71	95	166	575	49,995	1.32%	4.55%
Non-Agency Alt-A	94	95	(75)	20	114	6,420	1.23%	7.07%
Non-Agency prime jumbo	8	26	9	35	43	4,112	3.30%	4.11%

Total mortgage-backed securities	706	1,112	(101)	1,011	1,717	174,828	2.29%	3.89%

Mortgage loans:
Acquired for sale at fair value	18,046	3,157	—	3,157	21,203	261,470	4.78%	32.08%
At fair value	24,798	11,439	—	11,439	36,237	718,173	6.30%	19.96%
Under forward purchase agreements at fair value	2,488	348	—	348	2,836	60,490	2.27%	18.55%

Total mortgage loans	45,332	14,944	—	14,944	60,276	1,040,133	5.68%	22.93%

	$46,038	$16,103	$(101)	$16,002	$62,040	$1,286,689	4.92%	19.08%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$232	$—	$232	$232	$154,233	0.59%
Mortgage loans acquired for sale at fair value	—	1,326	583	1,909	1,909	242,732	3.11%
Mortgage loans at fair value	—	3,078	394	3,472	3,472	321,932	4.27%
Real estate acquired in settlement of loans	—	184	125	309	309	17,408	7.03%
Borrowings under forward purchase agreements	—	781	—	781	781	79,761	3.87%

	$—	$5,601	$1,102	$6,703	$6,703	$816,066	3.25%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of purchase premiums for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.
(3)	Includes the fair value losses recognized on an MBS swaption purchased as a financial hedge of the fair value of these securities.

	Quarter ended June 30, 2011
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense	Average balance	Annualized %
		Coupon	Discount/ fees(1)	Total			Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$27	$—	$27	$27	$50,271	0.21%	0.21%
Mortgage-backed securities:
Non-Agency subprime	(906)	94	556	650	(256)	73,457	3.50%	(1.38)%
Non-Agency Alt-A	119	172	103	275	394	12,351	8.82%	12.64%
Non-Agency prime jumbo	(86)	56	1	57	(29)	8,133	2.78%	(1.40)%

Total mortgage-backed securities	(873)	322	660	982	109	93,941	4.14%	0.46%

Mortgage loans:
Acquired for sale at fair value	40	32	—	32	72	8,779	1.47%	3.28%
At fair value	22,951	6,929	—	6,929	29,880	586,681	4.67%	20.15%

Total mortgage loans	22,991	6,961	—	6,961	29,952	595,460	4.63%	19.90%

	$22,118	$7,310	$660	$7,970	$30,088	$739,672	4.26%	16.09%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$222	$—	$222	$222	$79,719	1.10%
Mortgage loans acquired for sale at fair value	—	53	375	428	428	7,930	21.35%
Mortgage loans at fair value	—	2,004	276	2,280	2,280	231,413	3.90%
Real estate acquired in acquired in settlement of loans	—	15	25	40	40	1,373	11.54%

	$—	$2,294	$676	$2,970	$2,970	$320,435	3.67%

(1)	Amounts in this column represent accrual of unearned discounts for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.

	Six months ended June 30, 2012
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense	Average balance	Annualized %
		Coupon	Discount/ fees(1)	Total			Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$78	$—	$78	$78	$54,635	0.28%	0.28%
United States Treasury security	—	—	—	—	—	4,945	0.00%	0.01%
Mortgage-backed securities:
Fannie Mae 30-year fixed(3)	189	920	(130)	790	979	58,422	2.67%	3.31%
Non-Agency subprime	655	166	378	544	1,199	53,971	1.99%	4.39%
Non-Agency Alt-A	121	206	(32)	174	295	7,043	4.90%	8.31%
Non-Agency prime jumbo	98	59	18	77	175	4,623	3.28%	7.50%

Total mortgage-backed securities	1,063	1,351	234	1,585	2,648	124,059	2.53%	4.22%

Mortgage loans:
Acquired for sale at fair value	31,416	5,948	—	5,948	37,364	220,882	5.33%	33.46%
At fair value	29,229	23,966	—	23,966	53,195	669,807	7.08%	15.71%
Under forward purchase agreements at fair value	9,188	850	—	850	10,038	88,551	1.90%	22.42%

Total mortgage loans	69,833	30,764	—	30,764	100,597	979,240	6.21%	20.32%

	$70,896	$32,193	$234	$32,427	$103,323	$1,162,879	5.52%	17.58%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$389	$—	$389	$389	$111,631	0.69%
Mortgage loans acquired for sale at fair value	—	2,273	1,000	3,273	3,273	210,298	3.08%
Mortgage loans at fair value	—	6,017	593	6,610	6,610	303,875	4.30%
Real estate acquired in acquired in settlement of loans	—	446	250	696	696	20,999	6.56%
Note payable secured by mortgage loans at fair value	—	121	(8)	113	113	3,435	6.47%
Borrowings under forward purchase agreements	—	2,296	—	2,296	2,296	113,136	4.01%

	$—	$11,542	$1,835	$13,377	$13,377	$763,374	3.47%

(1)	Amounts in this column represent accrual of unearned discounts for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.
(3)	Includes the fair value losses recognized on an MBS swaption purchased as a financial hedge of the fair value of these securities.

	Six months ended June 30, 2011
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense	Average balance	Annualized %
		Coupon	Discount/ fees(1)	Total			Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$58	$—	$58	$58	$54,901	0.21%	0.21%
Mortgage-backed securities:
Non-Agency subprime	(1,197)	204	1,142	1,346	149	81,065	3.30%	0.36%
Non-Agency Alt-A	71	367	220	587	658	13,368	8.73%	9.79%
Non-Agency prime jumbo	(189)	123	12	135	(54)	8,781	3.07%	(1.21)%

Total mortgage-backed securities	(1,315)	694	1,374	2,068	753	103,214	3.98%	1.45%

Mortgage loans:
Acquired for sale at fair value	123	69	—	69	192	6,720	2.04%	5.67%
At fair value	33,283	11,978	—	11,978	45,261	507,894	4.69%	17.72%

Total mortgage loans	33,406	12,047	—	12,047	45,453	514,614	4.66%	17.57%

	$32,091	$12,799	$1,374	$14,173	$46,264	$672,729	4.19%	13.68%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$531	$—	$531	$531	$87,470	1.21%
Mortgage loans acquired for sale at fair value	—	74	500	574	574	5,885	19.40%
Mortgage loans at fair value	—	3,588	515	4,103	4,103	202,745	4.03%
Real estate acquired in acquired in settlement of loans	—	15	25	40	40	690	11.54%

	$—	$4,208	$1,040	$5,248	$5,248	$296,790	3.52%

(1)	Amounts in this column represent accrual of unearned discounts for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.

Net Gain (Loss) on Investments

During the quarter and six months ended June 30, 2012, we recognized net gains on financial instruments (excluding mortgage loans acquired for sale) totaling $28.0 million and $39.5 million, respectively. This compares to $22.1 million and $32.0 million for the quarter and six months ended June 30, 2011. The increase for the quarter and six months ended June 30, 2012 as compared to the same prior year periods is due primarily to growth in our portfolio of investments in financial instruments. The average portfolio balance of mortgage loans at fair value increased $192.0 million or 33%, and $250.5 million or 49%, respectively, during the quarter and six months ended June 30, 2012 as compared to the same prior year periods.

During the quarter and six months ended June 30, 2012, we recognized net valuation gains on our portfolio of MBS totaling $706,000 and $1.1 million, respectively, compared to net valuation losses of $873,000 and $1.3 million, respectively, during the quarter and six months ended June 30, 2011. The valuation gains primarily reflect both increased demand for and reduced supply of, non-Agency MBS during the quarter and six months ended June 30, 2012, as well as to the gain on Agency MBS, net of valuation losses related to an MBS swaption we hold as a financial hedge to moderate changes in fair value of the Agency MBS. We did not hold Agency MBS during the periods ended June 30, 2011.

The valuation gains we recorded during the quarter and six months ended June 30, 2012 contrast with valuation losses we recorded during the same periods in 2011. Those losses reflected, in part, growing marketplace supply of MBS similar to those we hold as a result of sales by the Federal Reserve Bank of their holdings of MBS acquired during the recent financial crisis, and to marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities may slow due to regulatory actions relating to lenders’ foreclosure activities.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Valuation changes
Performing loans	$2,636	$2,822	$4,348	$3,835
Nonperforming loans	18,281	15,627	22,853	23,348

	20,917	18,449	27,201	27,183
Payoffs	6,489	4,477	11,336	5,867
Sales	(120)	25	(120)	233

	$27,286	$22,951	$38,417	$33,283

The net gains on mortgage loans arising from valuation changes were due primarily to changes in the value of loans as the loans moved through the resolution process and as actual home prices improved; nonperforming loans were reinstated; improved expectation of the future speed of resolution and of the expected proportion of reinstatement for certain loan pools; and, increased expectation regarding the collectability of mortgage insurance payments on certain loan pools.

The increase in the valuation changes in the quarter and six months ended June 30, 2012 as compared to the same periods ended June 30, 2011 is due to growth in our portfolio of mortgage loans at fair value as well as to improved performance of and expectations relating to real estate values in the real estate markets where properties securing our mortgage loans are located. These positive changes are partially offset by the non-recurrence during the second quarter of 2012 of a $7.4 million valuation gain we recorded in the second quarter of 2011 relating to an improvement in our assessment of the collectability of claims on government-insured loans.

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets:

Financial Statement	Valuation		Range (Weighted Average)
Item	Technique	Key Inputs(1)	June 30, 2012	December 31, 2011
Mortgage-backed securities(1):	Broker quote(6)
—
Non-Agency subprime		Discount rate	3.1% - 11.4% (6.6)%	3.1% - 23.0% (8.0)%
		Prepayment speed(2)	0.1% - 6.8% (3.4)%	0.1% - 8.4% (4.4)%
		Default speed(3)	6.7% - 20.1% (11.3)%	3.6% - 19.8% (12.3)%
		Collateral remaining loss percentage(4)	26.0% - 65.7% (49.6)%	23.9% - 63.7% (47.0)%
Non-Agency Alt-A		Discount rate	3.8% - 6.9% (4.3)%	4.4% - 10.0% (6.2)%
		Prepayment speed(2)	2.0% - 5.6% (5.0)%	0.5% - 8.9% (5.4)%
		Default speed(3)	5.0% - 16.4% (9.6)%	3.0% - 11.5% (9.7)%
		Collateral remaining loss percentage(4)	15.8% - 38.1% (25.5)%	11.4% - 36.4% (26.0)%
Non-Agency prime jumbo		Discount rate	5.0% - 5.0% (5.0)%	6.5% - 6.5% (6.5)%
		Prepayment speed(2)	15.3% - 15.3% (15.3)%	14.3% - 14.3% (14.3)%
		Default speed(3)	2.2% - 2.2% (2.2)%	1.5% - 1.5% (1.5)%
		Collateral remaining loss percentage(4)	2.8% - 2.8% (2.8)%	0.4% - 0.4% (0.4)%
Mortgage loans at fair value	Discounted cash flow	Discount rate	9.1% - 20.8% (14.2)%	9.1% - 20.8% (14.8)%
		Twelve-month projected housing price index change	-1.7% - 0.7% (-0.4)%	-0.9% - 2.3% (-0.3)%
		Prepayment speed(5)	0.3% - 6.7% (3.1)%	0.2% - 6.2% (2.1)%
		Total prepayment speed (Life total CPR)	0.9% - 31.9% (20.1)%	1.0% - 33.8% (26.5)%
Mortgage loans under forward purchase agreements at fair value	Discounted cash flow	Discount rate	20.8% - 20.8% (20.8)%	16.3% - 20.8% (17.1)%
		Twelve-monthprojected housing price index change	-0.5% -0.5% (-0.5)%	-0.5% -0.4% (-0.5)%
		Prepayment speed(5)	0.7% - 0.7% (0.7)%	0.7% - 0.8% (0.8)%
		Total prepayment speed (Life total CPR)	31.9% - 31.9% (31.9)%	30.1% - 33.3% (32.7)%

(1)	With respect to mortgage-backed securities, key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using one year Voluntary Conditional Prepayment Rate (“CPR”).

(3)	Default speed is measured using one year Constant Default Rate (“CDR”).
(4)	The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.
(5)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(6)	For indications of value received, PCM’s FAV Group and Capital Markets staff review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and FAV Group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased slightly from 14.8% at December 31, 2011 to 14.2% at June 30, 2012 due to a decrease in certain pools’ discount rates resulting from the acquisition of performing assets with lower yields, during the six months ended June 30, 2012.

The weighted average twelve month projected housing price index (“HPI”) change declined slightly from -0.3% at December 31, 2011 to -0.4% at June 30, 2012.

The total prepayment speed of our mortgage loans at fair value portfolio decreased from 26.5% at December 31, 2011 to 20.1% at June 30, 2012, primarily due to the portfolio composition changing toward a higher proportion of performing assets which have slower prepayment speeds.

While we believe that the Company’s current fair value estimates are representative of fair value at the reporting date, the market for our distressed mortgage assets is illiquid with very few market participants. Furthermore, our business strategy is to enhance value during the period in which the loans are held. Any resulting appreciation or depreciation in the fair value of the loans is recorded during such holding period and ultimately realized at the end of the holding period.

During the quarter and six months ended June 30, 2012 and 2011, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Number of loans	232	183	417	268
Unpaid principal balance	$79,590	$60,724	$141,651	$85,613
Gain recognized at payoff	$6,489	$4,477	$11,336	$5,867

The increase in gains recognized at payoff was due to the higher level of payoff activity for the quarter and six months ended June 30, 2012 compared to the quarter and six months ended June 30, 2011, reflecting growth in the size of our investment portfolio during 2012 as compared to 2011.

During the quarter and six months ended June 30, 2012 and 2011, we recognized gains on sales of distressed mortgage loans as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)		(dollar amounts in thousands)
Number of loans	—	—	—	13
Unpaid principal balance	$—	$—	$—	$5,524
Gain recognized at sale	$(121)	$25	$(121)	$233

We did not sell distressed mortgage loans during 2012. The loss amounts recorded during 2012 reflect adjustments to previously recognized gains on sale.

The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Modification type(1)	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of
	Loans	loans(2)	Loans	loans(2)	Loans	loans(2)	Loans	loans(2)
	(dollar amounts in thousands)
Rate reduction	83	$21,886	59	$14,406	268	$70,799	89	$19,778
Term extension	64	$16,494	17	$5,002	157	$40,926	27	$7,270
Capitalization of interest and fees	155	$37,204	72	$17,033	422	$103,259	104	$23,224
Principal forbearance	14	$4,527	6	$2,351	51	$15,570	7	$2,457
Principal reduction	68	$17,489	38	$9,524	206	$51,538	57	$13,481
Total	155	$37,204	72	$17,033	422	$103,259	104	$23,224

(1)	Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

	Quarter ended June 30,				Six months ended June 30,
	2012		2011		2012		2011
Category	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification	Before Modification	After Modification
	(dollar amounts in thousands)
Loan balance	$240	$226	$237	$215	$245	$226	$223	$205
Remaining term (months)	306	366	316	347	309	365	316	350
Interest rate	6.35%	4.29%	6.86%	3.86%	6.56%	4.04%	6.88%	3.67%
Forbeared principal	$—	$4	$3	$10	$—	$7	$3	$9

Interest Income

The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended June 30, 2012 vs. Quarter ended June 30, 2011			Six months ended June 30, 2012 vs. Six months ended June 30, 2011
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Rate	Volume	Total	Rate	Volume	Total
			change			change
	(in thousands)
Short-term investments	$7	$13	$20	$20	$—	$20
Mortgage-backed securities:
FNMA conventional	—	790	790	—	790	790
Non-Agency subprime	(320)	(164)	(484)	(435)	(367)	(802)
Non-Agency Alt-A	(164)	(91)	(255)	(199)	(214)	(413)
Non-Agency prime jumbo	9	(31)	(22)	9	(67)	(58)

Total mortgage-backed securities	(475)	504	29	(625)	142	(483)

Mortgage loans:
Acquired for sale at fair value	227	2,897	3,124	282	5,597	5,879
At fair value	2,746	1,765	4,511	7,370	4,618	11,988
Under forward purchase agreementsat fair value	—	348	348	—	850	850

Total mortgage loans	2,973	5,010	7,983	7,652	11,065	18,717

	$2,505	$5,527	$8,032	$7,047	$11,207	$18,254

In the quarter and six months ended June 30, 2012, we earned interest income of $16.0 million and $32.4 million, respectively, compared to $8.0 million and $14.2 million for the quarter and six months ended June 30, 2011.

We earned interest income of $1.0 million and $1.6 million, respectively, on our portfolio of MBS during the quarter and six months ended June 30, 2012. In the quarter and six months ended June 30, 2011, we earned interest income of $982,000 and $2.1 million, respectively, on our portfolio of MBS. The quarterly change in interest income of $29,000 represents the effects of an $80.9 million or 86% increase in the average balance of our investment in MBS, partially offset by a reduction in the yield we recognized on such assets from 4.14% to 2.29%. This reduction in yield was primarily due to slower repayments of the loans underlying the MBS along with reduced accruals of unearned discounts on such securities due to our assessment of the portion of the securities that will be ultimately repaid. Our fair value estimates reflect our assessment of the amount and timing of future cash flows to be received on these bonds. Interest income on MBS decreased by $483,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, also reflecting the reduced accrual of unearned discounts on the securities as well as repayments in excess of the acquisitions of our non-Agency MBS.

In the quarter and six months ended June 30, 2012, we recognized interest income on mortgage loans at fair value of $14.9 million and $30.8 million, respectively, which compares to $7.0 million and $12.0 million, respectively, in the quarter and six months ended June 30, 2011. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $192.0 million and $250.5 million, or 33% and 49% for the quarter and six months ended June 30, 2012 when compared to the same periods in 2011. During the quarter and six months ended June 30, 2012, we recognized annualized interest of 5.99% and 6.47%, respectively, on our portfolio of mortgage loans (excluding mortgage loans acquired for sale at fair value) as measured by the portfolio’s average fair value. This compares to 4.67% and 4.69% for the quarter and six months ended June 30, 2011. The increases in yield during the quarter and six months ended June 30, 2012 as compared to the same periods in 2011 are due primarily to a higher proportion of our investment portfolio being comprised of performing loans along with interest income we recognize on modifications when we capture interest income through the capitalization of delinquent interest as part of the modification agreement. At June 30, 2012, our investment in performing mortgage loans had a weighted average coupon of 4.33%; at June 30, 2011, our investment in performing mortgage loans had a weighted average coupon of 5.06%.

At June 30, 2012, approximately 59% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 74% at June 30, 2011. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers’ defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At June 30, 2012, we held $582.0 million in fair value of nonperforming loans and $89.9 million in carrying value of REO.

Net Gain on Mortgage Loans Acquired for Sale

During the quarter and six months ended June 30, 2012, we recorded a net gain of $18.0 million and $31.4 million, respectively on mortgage loans acquired for sale which included approximately $17.0 million and $29.9 million, respectively, in fair values of MSRs received as part of the proceeds from our correspondent lending loan sales. During the quarter and six months ended June 30, 2011, we recorded a gain of $40,000 and $123,000, respectively, on mortgage loans acquired for sale.

Our gains on mortgage loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$5,396	$17	$5,944	$8
Hedging activities	(14,923)	(1)	(15,726)	33

	(9,527)	16	(9,782)	41
Non cash gain:
Change in fair value of commitments to purchase loans	8,626	(120)	7,162	(120)
Receipt of MSRs in loan sale transactions	16,960	137	29,889	177
Provision for losses relating to representations and warranties provided in loan sales	(618)	(9)	(1,044)	(11)
Change in fair value relating to loans and hedging derivatives held at quarter-end:
Mortgage loans	4,644	50	5,825	66
Hedging derivatives	(2,038)	(34)	(633)	(30)

	2,606	16	5,192	36

	$18,047	$40	$31,417	$123

Purchase price of mortgage loans acquired for sale sold during the period	$3,211,826	$40,366	$5,144,011	$59,561

Fair value of mortgage loans acquired for sale held at period end	$460,419	$18,848	$460,419	$18,848

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

Our hedging activities relating to our correspondent lending activities primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS. We hedge our investment in Agency MBS using an interest rate swaption agreement. Following is a summary of the notional activity in our hedging derivatives for the periods presented:

	Balance,			Balance,
	Beginning		Dispositions/	End
	of Period	Additions	Expirations	of Period
	(in thousands)
Quarter ended June 30, 2012
MBS put options	$75,000	320,000	(150,000)	$245,000
MBS call options	$15,000	75,000	(55,000)	$35,000
MBS swaptions	$95,000	75,000	—	$170,000
Forward sales contracts	$452,956	5,331,731	(4,480,122)	$1,304,565
Six months ended June 30, 2012
MBS put options	$28,000	420,000	(203,000)	$245,000
MBS call options	$5,000	90,000	(60,000)	$35,000
MBS swaptions	$—	170,000	—	$170,000
Forward sales contracts	$358,291	6,901,494	(5,955,220)	$1,304,565

Results of Real Estate Acquired in Settlement of Loans

Results from REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2012, we recorded net gains of $2.6 million and $6.3 million, respectively, in results of real estate acquired in settlement of loans as compared to net gains totaling $86,000 and $1.2 million, respectively, for the quarter and six months ended June 30, 2011.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Valuation adjustments, net	$(3,223)	$(2,736)	$(6,205)	$(3,985)
Gain on sale, net	5,794	2,822	12,493	5,160

	$2,571	$86	$6,288	$1,175

The increase in gain between the quarter and six months ended June 30, 2012 and the quarter and six months ended June 30, 2011 is primarily due to the increased level of REO activity during the current year periods as compared to the prior year periods. We recorded a 84% increase in the carrying value of REO, from approximately $48.9 million to approximately $89.9 million, from June 30, 2011 to June 30, 2012. This increase reflects both the growth and seasoning of our investments in distressed assets during the current year periods.

Expenses

Our expenses are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Loan fulfillment fees	$7,715	$61	$13,839	$73
Interest	6,703	2,970	13,377	5,248
Loan servicing	5,036	3,483	9,972	5,786
Management fees	2,488	1,913	4,292	3,462
Compensation	1,744	1,250	3,045	2,264
Professional services	1,186	1,115	1,628	1,992
Other	1,559	1,429	2,352	2,393

Total expenses	$26,431	$12,221	$48,505	$21,218

Increased expenses during the quarter and six months ended June 30, 2012 compared to the same periods in 2011 were a result of the growth in the Company’s investment portfolio, the use of borrowings to finance that growth and the substantial growth in our correspondent lending activities.

The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	Quarter ended June 30, 2012			Six months ended June 30, 2012
	vs.			vs.
	Quarter ended June 30, 2011			Six months ended June 30, 2011
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Rate	Volume	Total	Rate	Volume	Total
			change			change
	(in thousands)
Assets sold under agreements to repurchase:
Securities	$(134)	$144	$10	$(176)	$34	$(142)
Mortgage loans acquired for sale at fair value	(669)	2,150	1,481	(410)	3,109	2,699
Mortgage loans at fair value	232	960	1,192	305	2,203	2,508
Real estate acquired in settlement of loans	(22)	291	269	(8)	664	656
Note payable secured by mortgage loans at fair value	—	—	—	—	112	112
Borrowings under forward purchase agreements	—	781	781	—	2,296	2,296

	$(593)	$4,326	$3,733	$(289)	$8,418	$8,129

During the quarter and six months ended June 30, 2012, we incurred interest expense totaling $6.7 million and $13.4 million, respectively, as compared to $3.0 million and $5.2 million during the quarter and six months ended June 30, 2011. Our interest cost was 3.25% and 3.47%, respectively, for the quarter and six months ended June 30, 2012 as compared to 3.67% and 3.52%, respectively, for the quarter and six months ended June 30, 2011. The increase in interest expense reflects our increased use of leverage in support of growth of our balance sheet throughout the 2011 and 2012, partially offset by declining interest rates from 2011 to 2012 and a shift in borrowings toward financing more liquid assets which are financeable with lower borrowing rates.

Loan fulfillment fees payable to an affiliate represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loan at acquisition. The increase of $7.7 million and $13.8 million, respectively, in the fees during the quarter and six months ended June 30, 2012 compared to the same periods in 2011 is due to the substantial growth in our correspondent lending activities. During the quarter and six months ended June 30, 2012, we sold mortgage loans to nonaffiliates with fair values totaling approximately $1.6 billion and $2.7 billion, respectively, compared to $15.8 million and $19.3 million, respectively, during the quarter and six months ended June 30, 2011.

Loan servicing expenses also grew substantially from $3.3 million and $5.5 million, respectively, in the quarter and six months ended June 30, 2011 to $5.0 million and $10.0 million, respectively, in the quarter and six months ended June 30, 2012 as our average investment in mortgage loans increased by 33% and 49%, respectively, from the quarter and six months ended June 30, 2011 to the quarter and six months ended June 30, 2012.

Loan servicing expenses are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30
	2012	2011	2012	2011
	(in thousands)
Servicing fees
Base	$3,110	$2,279	$6,138	$3,808
Activity-based	1,565	1,034	2,862	1,711

	4,675	3,313	9,000	5,519
Collection expenses	361	170	972	267

	$5,036	$3,483	$9,972	$5,786

Included in loan servicing expenses in the quarter and six months ended June 30, 2012 and 2011 were base servicing fees of $3.1 million and $6.1 million, activity-based fees of $1.6 million and $2.9 million and collection expenses of $0.4 million and $1.0 million, respectively. This compares to base servicing fees of $2.3 million and $3.8 million, activity-based fees of $1.0 million and $1.7 million and collection expenses $170,000 and $267,000, respectively, relating to the liquidation of loans.

Compensation expense increased due to the effect on 2012 stock-based compensation expense of restricted share units granted during the second quarter of 2012 to our officers and trustees as well as certain employees of PCM and its affiliates. Professional services expense decreased during the quarter and six months ended June 30, 2012 as compared to the quarter and six months ended June 30, 2011 as the level of mortgage investment acquisition activity involving assets and transactions which require support in the form of due diligence and legal consultations decreased in 2012 as compared to 2011.

Income Taxes

The Company has elected to treat two of its subsidiaries as TRSs. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in the 2012 or 2011. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for the TRSs is included in the accompanying consolidated statements of income.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Most of the 2011 distributions were characterized as ordinary income and approximately 5% was characterized as capital gain.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash	$27,970	$14,589
Investments:
Short-term investments	32,340	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	167,446	72,813
Mortgage loans acquired for sale at fair value	460,419	232,016
Mortgage loans at fair value	969,954	696,266
Mortgage loans under forward purchase agreements at fair value	16,881	129,310
Real estate acquired in settlement of loans	89,121	80,570
Real estate acquired in settlement of loans under forward purchase agreements	797	22,979
Mortgage servicing rights	32,832	6,031

	1,769,790	1,320,304
Other assets	92,985	51,169

Total assets	$1,890,745	$1,386,062

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$157,289	$115,493
Mortgage loans acquired for sale at fair value	418,019	212,677
Mortgage loans at fair value	412,495	275,649
Real estate acquired in settlement of loans	19,909	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	16,693	152,427

	1,024,405	812,357
Other liabilities	60,667	27,688

Total liabilities	1,085,072	840,045

SHAREHOLDERS’ EQUITY	805,673	546,017

Total liabilities and shareholders’ equity	$1,890,745	$1,386,062

Total assets increased by approximately $504.7 million or 36% during the period from December 31, 2011 through June 30, 2012. During the first half of 2012, we supplemented our financing through issuance of additional common shares for net proceeds of $247.2 million. We made investments totaling $403.0 million and received proceeds from sales and repayments of those assets as well as from the maturity of a United States Treasury security, mortgage loans under forward purchase agreements from sales of REO and a sale of MSRs totaling $245.3 million. We also purchased newly-originated mortgage loans totaling approximately $5.4 billion and received proceeds (including MSRs) from the sale of those loans totaling approximately $5.1 billion in our correspondent lending operations. Our non-correspondent lending acquisitions are summarized below.

Asset Acquisitions

Following is a summary of our acquisitions of mortgage investments (excluding correspondent lending mortgage loans) for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
MBS	$—	$—	$112,383	$—
Distressed mortgage loans(1)
Performing	122,242	22,480	122,242	44,377
Nonperforming	138,441	94,795	138,352	316,026

	260,683	117,275	260,594	360,403
REO	48	1,263	48	1,510
MSRs	16,960	137	29,918	177

	$277,691	$118,675	$402,943	$362,090

(1)	Performance status as of the date of acquisition.

Investment Portfolio Composition

Mortgage-Backed Securities

Our portfolio of MBS has shifted from being comprised of senior priority currently cash flowing MBS backed by non-Agency subprime, Alt-A and prime jumbo loans to being primarily comprised of Agency MBS. Our non-Agency MBS had an average remaining life of 2.1 years and a market yield of 6.26% at June 30, 2012. We sold all of these securities after June 30, 2012 and recorded a loss on sale of the securities totaling $30,000. We intend to reinvest the proceeds into REIT-eligible assets. We acquired MBS to supplement our investments in mortgage loans and to help ensure compliance with the REIT tax regulations relating to our asset composition.

The following is a summary of our portfolio of MBS as of the dates presented:

	June 30, 2012
			Average
	Fair value	Principal	Life	Coupon	Market
			(in years)		Yield
	(dollars in thousands)
Security collateral type:
Agency:
Fannie Mae 30-year fixed	$114,284	$108,543	7.08	3.50%	2.58%
Non-Agency:
Subprime	43,413	47,459	2.16	0.55%	6.61%
Alt-A	6,356	6,466	2.46	5.64%	4.33%
Prime jumbo	3,393	3,431	0.44	2.66%	4.98%

	53,162	57,356	2.10	1.25%	6.26%

	$167,446	$165,899	5.35	2.72%	3.85%

	December 31, 2011
			Average
	Fair value	Principal	Life	Coupon	Market
			(in years)		Yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$58,634	$63,712	1.60	0.64%	8.01%
Non-Agency Alt-A	8,710	8,910	1.69	5.63%	6.23%
Non-Agency prime jumbo	5,469	5,624	0.72	2.72%	6.51%

	$72,813	$78,246	1.55	1.36%	7.70%

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	June 30, 2012		December 31, 2011
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$404,789	$573,375	$209,599	$306,978
Nonperforming loans	582,046	857,794	615,977	905,940

	$986,835	$1,431,169	$825,576	$1,212,918

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) at June 30, 2012 and December 31, 2011:

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$205,385	21%	5.04%	$298,170	30%	6.36%	$100,898	12%	5.56%	$294,723	36%	6.33%
ARM/Hybrid	139,847	14%	4.39%	281,676	29%	6.10%	77,131	9%	4.34%	319,558	39%	6.17%
Interest rate step-up	59,358	6%	2.07%	1,646	0%	2.76%	31,384	4%	2.23%	1,430	0%	4.36%
Balloon	199	0%	4.34%	554	0%	8.03%	186	0%	4.32%	266	0%	7.97%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$404,686	41%	4.33%	$582,046	59%	6.22%	$209,565	25%	4.60%	$615,977	75%	6.25%
2nd lien	102	0%	7.44%	—	0%		33	0%	9.75%	—	0%
Unsecured	1	0%	0.01%	—	0%		1	0%	0.01%	—	0%

	$404,789	41%	4.33%	$582,046	59%	6.22%	$209,599	25%	4.61%	$615,977	75%	6.25%

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$350,734	36%	4.25%	$434,265	44%	6.11%	$185,779	22%	4.55%	$465,425	57%	6.16%
Investment property	46,717	5%	4.91%	147,326	15%	6.57%	23,488	3%	5.10%	150,215	18%	6.49%
Other	7,338	0%	4.43%	455	0%	7.82%	332	0%	4.05%	337	0%	7.96%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$39	0%	5.13%	$231	0%	7.67%	$33	0%	5.17%	$—	0%
12-35 months	1,715	0%	3.59%	1,212	0%	5.44%	2,253	0%	4.39%	10,134	1%	5.04%
36-59 months	129,573	13%	4.68%	191,377	19%	6.47%	94,112	11%	5.11%	287,578	35%	6.43%
60 months or more	273,462	28%	4.18%	389,226	40%	6.11%	113,201	14%	4.18%	318,265	39%	6.11%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$97,930	10%	4.85%	$108,079	11%	6.57%	$46,766	6%	5.40%	$98,819	12%	6.54%
600-649	76,462	8%	4.31%	106,220	11%	6.48%	40,219	5%	5.04%	110,113	13%	6.44%
650-699	100,437	10%	4.17%	159,491	16%	6.14%	58,166	7%	4.33%	172,296	21%	6.19%
700-749	80,615	8%	3.91%	139,215	14%	5.92%	43,881	5%	4.08%	161,166	20%	5.98%
750 or greater	49,345	5%	4.36%	69,041	7%	6.04%	20,567	2%	3.70%	73,583	9%	6.22%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	61,180	6%	5.22%	$64,219	7%	6.44%	37,063	4%	5.54%	$62,042	8%	6.49%
80%-99.99%	67,883	7%	5.12%	118,937	12%	6.44%	33,837	4%	5.44%	93,949	11%	6.32%
100%-119.99%	84,168	9%	4.51%	137,615	14%	6.01%	40,133	5%	5.06%	127,591	16%	6.20%
120% or greater	191,558	19%	3.86%	261,275	26%	6.22%	98,566	12%	4.06%	332,395	40%	6.22%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$114,494	12%	3.81%	$105,017	11%	5.55%	$61,784	7%	3.97%	$144,943	18%	5.72%
Florida	24,532	2%	4.13%	81,183	8%	6.28%	15,805	2%	4.44%	80,195	10%	6.57%
New York	27,037	3%	3.80%	87,915	9%	6.65%	11,399	1%	4.36%	88,345	11%	6.34%
New Jersey	11,736	1%	4.06%	45,957	5%	6.14%	8,846	1%	4.23%	27,132	3%	5.97%
Other	226,990	23%	4.74%	261,974	26%	6.38%	111,765	14%	5.08%	275,362	33%	6.42%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

	June 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$320,300	32%	4.21%	$—	0%		$149,233	18%	4.43%	$—	0%	0.00%
30 days delinquent	49,109	5%	4.66%	—	0%		37,171	4%	4.89%	—	0%	0.00%
60 days delinquent	35,380	4%	4.91%	—	0%		23,195	3%	5.21%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	167,713	17%	5.93%	—	0%	0.00%	168,011	21%	6.11%
In foreclosure	—	0%	0.00%	414,333	42%	6.34%	—	0%	0.00%	447,966	54%	6.30%

	$404,789	41%	4.33%	$582,046	59%	6.23%	$209,599	25%	4.61%	$615,977	75%	6.25%

Following is a summary of our REO by attribute as of the dates presented:

	June 30, 2012		December 31, 2011
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1-4 dwelling units	$66,823	74%	$75,463	73%
Planned unit development	12,338	14%	15,110	15%
5+ dwelling units	3,723	4%	2,659	2%
Condominium/Co-op	7,034	8%	10,317	10%

	$89,918	100%	$103,549	100%

	June 30, 2012		December 31, 2011
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$39,399	44%	$46,959	45%
Colorado	2,582	3%	4,703	4%
Florida	3,885	4%	4,887	5%
Washington	2,603	3%	2,982	3%
Virginia	2,663	3%	*	*
North Carolina	*	*	2,834	3%
Arizona	*	*	2,912	3%
Other	38,785	43%	38,272	37%

	$89,917	100%	$103,549	100%

*	Not included in the states representing the largest balances as of the date presented.

Following is a summary of the current status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended June 30, 2012 due to close proximity of current status to quarter-end and March 31, 2012 as there were no acquisitions of distressed loans during that period):

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At Purchase	June 30, 2012	At Purchase	June 30, 2012	At Purchase	June 30, 2012	At Purchase	June 30, 2012
Unpaid principal balance	$49.0	$46.0	$542.6	$381.7	$259.8	$209.7	$515.1	$379.7
Pool factor*	1.00	0.94	1.00	0.70	1.00	0.81	1.00	0.74
Collection status:
Delinquency
Current	0.2%	1.4%	0.6%	8.2%	11.5%	28.4%	2.0%	24.9%
30 days	0.1%	0.1%	1.3%	2.2%	6.5%	5.6%	1.9%	4.1%
60 days	0.2%	0.1%	2.0%	1.5%	5.2%	3.7%	3.9%	1.9%
over 90 days	70.4%	54.5%	22.6%	13.6%	31.2%	11.8%	25.9%	11.5%
In foreclosure	29.0%	42.0%	73.0%	61.5%	43.9%	40.1%	66.3%	46.5%
REO	0.0%	1.9%	0.4%	12.9%	1.7%	10.4%	0.0%	11.1%

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	Purchase	2012	Purchase	2012	Purchase	2012	Purchase	2012
Unpaid principal balance	$277.8	$176.4	$146.2	$65.8	$195.5	$82.9	$182.7	$85.2
Pool factor*	1.00	0.63	1.00	0.45	1.00	0.42	1.00	0.47
Collection status:
Delinquency
Current	5.0%	29.6%	1.2%	23.2%	5.1%	29.3%	6.2%	26.9%
30 days	4.0%	6.7%	0.4%	4.3%	2.0%	4.4%	1.6%	6.9%
60 days	5.1%	3.7%	1.3%	4.4%	4.1%	3.5%	5.8%	5.8%
over 90 days	26.8%	10.0%	38.2%	13.7%	42.8%	9.8%	37.8%	11.2%
In foreclosure	59.1%	41.4%	58.9%	39.7%	45.9%	40.7%	46.4%	41.1%
REO	0.0%	8.6%	0.0%	14.7%	0.0%	12.2%	2.3%	8.1%

*	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Correspondent Lending

Following is a summary of our correspondent lending acquisitions for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$1,826,140	$13,253	$2,845,879	$17,041
Government insured or guaranteed	1,683,608	36,236	2,516,712	51,172
Jumbo	2,641	5,305	7,945	6,157

	$3,512,389	$54,794	$5,370,536	$74,370

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

Cash Flows

Our cash flows resulted in a net increase in cash of $13.4 million during the six months ended June 30, 2012. The positive cash flows arose primarily due to our financing activities producing more cash than our operations or investments required during the period. Cash used by operating activities totaled $267.6 million during the six months ended June 30, 2012, primarily due to growth in our inventory of mortgage loans acquired for sale. Cash used by operating activities totaling $41.3 million during the six months ended June 30, 2011 reflects the effects of growth in our operating balance sheet accounts during that period.

Net cash used by investing activities was $135.3 million for the six months ended June 30, 2012 due to our investments of the proceeds from $247.2 million of share issuances to support the financing of purchases of $260.6 million of mortgage loans at fair value and $112.2 million of MBS. Similarly, during the six months ended June 30, 2011, cash used by investing activities totaled $271.2 million owing to the substantial growth in our investments in distressed mortgage assets during that period.

Approximately 53% of our investments, comprised of non-correspondent lending mortgage loans, MBS, REO and MSRs, were nonperforming assets as of June 30, 2012. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the six months ended June 30, 2012, we transferred $69.5 million of mortgage loans and advances to REO and realized cash proceeds from the repayments and sale of MBS, mortgage loans at fair values and REO totaling $21.3 million, $98.6 million and $65.4 million, respectively.

Our investing activities include the purchase of long-lived assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the appreciation in value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, a substantial portion of our revenues is often realized many months after we record the revenues as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and sale of the property securing the loans. The following table illustrates the gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional gain realized upon liquidation of such assets:

	Quarter ended June 30,
	2012			2011
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage Loans	$52,426	$5,671	$6,493	$39,363	$2,898	$4,476
REO	41,736	(431)	5,794	15,410	(287)	2,822

	$94,162	$5,240	$12,287	$54,774	$2,611	$7,298

	Six months ended June 30,
	2012			2011
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage Loans	$93,110	$9,726	$11,340	$54,892	$4,218	$5,867
REO	75,300	(659)	12,493	29,321	(1,257)	5,160

	$168,410	$9,067	$23,833	$84,213	$2,961	$11,027

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset
(2)	Represents the gain or loss recognized as of the date of sale or repayment of the respective asset.

The amounts included in accumulated gains and gain on liquidation do not include the cost of managing the liquidated assets. Rather, they include the amount of accumulated valuation gains recognized throughout the holding period – which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the source of distress in the loan – and in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the liquidation period for individual assets.

Net cash provided by financing activities was $416.3 million for the six months ended June 30, 2012 due to the net proceeds from sale of common shares of $247.2 million as well as increased borrowings used to finance growth in our inventory of MBS, mortgage loans acquired for sale and mortgage loans at fair value. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

On May 11, 2012, we issued and sold 10,000,000 common shares in an underwritten public offering and received $193.5 million of net proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses. On May 17, 2012, we issued and sold an additional 287,706 common shares pursuant to the exercise of an option to purchase additional shares by the public offering’s underwriters and received $5.4 million of proceeds after the underwriting discount and reimbursement of certain expenses. We used proceeds from the issuance of these shares to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of our correspondent lending business, to acquire additional mortgage loans or other investments, including those under existing forward purchase agreements, and for general corporate purposes.

During the six months ended June 30, 2012, we sold a total of 2,685,710 of our common shares under a Controlled Equity Offering Sales Agreement (the “2010 Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) at a weighted average price of $18.43 per share, providing net proceeds to us of approximately $48.5 million net of sales commissions. Cantor received a total of approximately $967,000, which represents an average commission of approximately 2.0% of the gross sales price per share.

We use debt financing, primarily through the use of repurchase agreements and forward purchase agreements, as a means of extending our balance sheet capacity. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the six months ended June 30, 2012, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $436.5 million, and the maximum daily amount outstanding under such agreements totaled $605.1 million. The difference between the maximum and average daily amounts outstanding was due to the continuing growth of our investments in these assets. The balance of borrowings under these facilities was $589.7 million at June 30, 2012.

Forward purchase agreements represent agreements between us and Citigroup Global Markets Realty Corp. (“CGM”), pursuant to which we agreed to purchase from CGM certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated large money center banks (the “Initial Sellers”). As part of the agreements and in connection with our purchase of the CGM Assets, CGM assigned, and we assumed, all of CGM’s rights and obligations under separate purchase agreements with the Initial Sellers. We recorded the transactions as a purchase of loans. The CGM Assets are serviced primarily by PLS. On the settlement date for any CGM Asset, in addition to the payment of the purchase price, we will reimburse CGM for certain out-of-pocket costs and other expenses, including servicing fees and servicing advances, and a cost of carry incurred by CGM for such CGM Asset.

The total unpaid principal balance of the CGM Assets subject to the forward purchase agreement as of the dates of the respective agreements was approximately $49.0 million. At June 30, 2012, the unpaid principal balance of remaining commitment under the forward purchase agreement totaled $36.9 million. The forward purchase agreement matures on December 10, 2012.

Repurchase agreements and the forward purchase agreements represent significant sources of funding for our investment portfolio. As of June 30, 2012, we financed our investments in MBS, mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Assets financed	$1,518,790	$1,222,845
Total assets in classes of assets financed	$1,704,618	$1,283,954
Borrowings	$1,024,405	$812,357
Percentage of invested assets pledged	89%	95%
Advance rate against pledged assets	67%	62%

As discussed above, all of our borrowings have short-term maturities:

•

The transactions relating to securities sold under agreements to repurchase provide for sale to major financial institution counterparties of securities in our investment portfolio at advance rates based on the estimated fair value of the securities sold. The agreements provide for repurchase by us of the securities at a term of three weeks. All transactions relating to MBS sold under agreements to repurchase maturing before the date of this Report have been refinanced by renewing the agreements at maturity or have been repaid through settlement upon sale of the securities financed under the agreements.

•

The transactions relating to mortgage loans under agreements to repurchase mature between December 28, 2012 and August 2, 2013 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•

The transactions relating to REO are secured financings that mature on June 5, 2013 and provide for sale to major financial institution counterparties at advance rates based on the estimated fair value of the REO.

•	The forward purchase agreement requires that we settle the purchase of the CGM Assets on or before the applicable maturity date of December 27, 2012.

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

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. These financial covenants currently include the following:

•

profitability at each of the Company and our subsidiary, PennyMac Mortgage Investment Trust Holdings I, LLC (“PMITH”), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PennyMac Corp. (“PMC”), for the prior three (3) calendar quarters;

•

a minimum of $20 million in unrestricted cash and cash equivalents among the Company and/or its subsidiaries; a minimum of $7.75 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $7.5 million in unrestricted cash and cash equivalents at PMC;

•

a minimum tangible net worth for the Company of $400 million, plus 75% of the total net proceeds received by it in connection with equity issuances after August 18, 2011; a minimum tangible net worth for PMITH of $195 million; and a minimum tangible net worth for PMC of the sum of (y) $65 million and (z) 50% of its positive quarterly income after November 2, 2010;

•	a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for PMITH;

•	a maximum ratio of liabilities to tangible net worth, in each case related to other than newly originated mortgage loans, of less than 3:1 for PMC;

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

The transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice. At June 30, 2012, our securities sold under agreements to repurchase were sold to two lenders. With respect to this agreement, we have agreed with one of the lenders to a threshold of $250,000 in market value decline that must be exceeded before a margin deficit will arise.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2012, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2012, all of our known contractual obligations mature within one year. As of June 30, 2012, we had on-balance sheet contractual obligations of $1.0 billion to finance assets under agreements to repurchase with maturities between September 4, 2012 and June 5, 2013, a contractual obligation of $0 relating to a note payable secured by mortgage loans at fair value maturing on September 26, 2012, and contractual obligations of $16.7 million relating to a forward purchase agreement with a maturity of December 10, 2012. All agreements to repurchase that matured between June 30, 2012 and the date of this Report have been renewed, extended or repaid upon sale of the assets financed and are described in Note 17—Securities Sold Under Agreements to Repurchase at Fair Value, Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase and Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements. The contractual obligation relating to the secured lending facility is described in Note 21—Note Payable Secured by Mortgage Loans at Fair Value in the accompanying consolidated financial statements. The contractual obligation relating to a forward purchase agreement matures on December 10, 2012 and is described in Note 22—Borrowings under Forward Purchase Agreements in the accompanying consolidated financial statements.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of June 30, 2012:

Counterparty	Amount at risk (in thousands)
Citibank, N.A.	$340,755
Wells Fargo Bank, N.A.	83,339
Credit Suisse First Boston Mortgage Capital LLC.	60,908
Bank of America, N.A.	13,078

$498,080

Management Agreement. Pursuant to the management agreement between PCM and us, we pay PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders’ equity. “Shareholders’ equity” is defined as the sum of the net proceeds from any issuances of our equity securities since inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter; less any amount we pay for repurchases of our common shares (weighted for the time held during the measurement period); and excluding one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

The performance incentive fee is calculated at 20% per year of the amount by which “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeds an 8% “hurdle rate.” “Core earnings,” for purposes of determining the amount of the performance incentive fee, is defined as U.S. GAAP net income (loss) adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to our IPO paid to PCM and the underwriters of our IPO, and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. The “hurdle rate” is calculated as the product of (1) the weighted average of the issue price per share of all of our public offerings multiplied by the weighted average number of shares outstanding (including, for the avoidance of doubt, restricted share units) in the four-quarter period and (2) 8%. During our first four quarters, core earnings were calculated based on the annualized results of each of the preceding quarters. For purposes of calculating the incentive fee, to the extent we have a net loss in core earnings from a period prior to the rolling four-quarter period that has not been offset by core earnings in a subsequent period, such loss will continue to be included in the rolling four-quarter calculation until it has been fully offset. This term is not applicable for purposes of determining whether the conditional payment of the underwriting discount is payable.

Under the management agreement, PCM is entitled to reimbursement of organizational and operating expenses, including third party expenses, incurred on our behalf. Our reimbursement obligation is not subject to any dollar limitation. Expenses are reimbursed in cash on a quarterly basis.

Under the management agreement, PCM may be entitled to a termination fee under certain circumstances. Specifically, the termination fee is payable for (1) our termination of the management agreement without cause or (2) PCM’s termination of the management agreement upon a default in the performance of any material term of the management agreement. The termination fee is equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee is payable, we will agree to pay to PCM its portion of the conditional payment of the underwriting discount described below.

Loan Servicing Agreement. For its services under our loan servicing agreement, PLS is entitled to base servicing fees that are competitive with those charged by other servicers or specialty servicers, as applicable. Base servicing fees are calculated as a percentage of the unpaid principal balance of the mortgage loans, with the actual percentage being based on the risk characteristics of the loans in a particular pool. Such risk characteristics include market value of the underlying properties, creditworthiness of the borrowers, seasoning of the loans, degree of current and expected loan defaults, current loan-to-value ratios, borrowers’ payment history and debt-to-income levels.

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

Mortgage Banking Services Agreement. Pursuant to the terms of a mortgage banking services agreement, effective May 16, 2012, the Company amended its management agreement with PCM to change the way shareholders’ equity is measured for purposes of calculating the base component of its management fee. Previously, the measure of shareholders’ equity excluded unrealized gains, losses or other non-cash items reflected in the Company’s financial statements. The management agreement was amended to base the management fee on shareholders’ equity computed using US GAAP. The method of measuring the performance incentive fee was not changed. The purpose of the amendment was to better align the Manager’s base management fee with the Company’s investment strategy, which, in the pursuit of attractive investment opportunities, has evolved to include nonperforming mortgage loans that generate unrealized gains and correspondent lending activity that produces non-cash income through the retention of mortgage servicing rights. The amendment is expected to increase the amount of the base management fee payable by the Company to the Manager. PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we collect interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party where we are not approved or licensed to sell to such third party. During the quarter and six months ended June 30, 2012, the Company recorded fulfillment fees totaling $7.7 million and $13.8 million, respectively.

We paid servicing fees to PLS as described above and as provided in our loan servicing agreement, and recorded other expenses, including common overhead expenses incurred on our behalf by PCM and its affiliates in accordance with the terms of its management agreement.

Conditional Payment of Underwriting Discount. Certain of the underwriting costs incurred in our IPO were paid on our behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount are both contingent on our performance as follows: we will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount if, during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of our IPO, August 4, 2009, our “core earnings” for such four-quarter period and before the incentive portion of PCM’s management fee equals or exceeds an 8% incentive fee “hurdle rate” (both defined above). If this requirement is not satisfied by the end of such 24 calendar quarter period, our obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. We have concluded that these amounts are likely to be paid during the 24-quarter period and have recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. A substantial portion of our investments are comprised of nonperforming loans. We believe that such assets’ fair values respond primarily to changes in the fair value of the real estate securing such loans.

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value as of the dates presented, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
As of June 30, 2012:
Fair value	$886,906	$921,137	$954,525	$1,017,887	$1,047,483	$1,075,398
Change in fair value:
$	$(99,930)	$(65,698)	$(32,310)	$31,051	$60,648	$88,563
%	(10.13)%	(6.66)%	(3.27)%	3.15%	6.15%	8.97%
Change in fair value as of December 31, 2011	$(98,200)	$(64,841)	$(32,048)	$31,242	$61,429	$90,485

The following table summarizes the estimated change in fair value of our portfolio of non-Agency MBS as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of June 30, 2012:
Fair value	$53,439	$53,437	$53,443	$53,066	$52,813	$52,610
Change in fair value:
$	$278	$275	$282	$(95)	$(348)	$(551)
%	0.52%	0.52%	0.53%	(0.18)%	(0.66)%	(1.04)%
Change in fair value as of December 31, 2011	$421	$425	$401	$(372)	$(474)	$(866)

The following table summarizes the estimated change in fair value of our portfolio of Agency MBS, net of the effect of MBS swaptions purchased as a financial hedge to changes in fair value, as of the dates presented, given several hypothetical (instantaneous) shifts in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	+50	+100	+200
	(dollar amounts in thousands)
As of June 30, 2012:
Fair value	$115,062	$115,268	$115,578	$115,425	$116,366	$118,714
Change in fair value:
$	$(229)	$(24)	$287	$134	$1,075	$3,423
%	(0.20)%	(0.02)%	0.25%	0.12%	0.93%	2.97%
Change in fair value as of December 31, 2011	—	—	—	—	—	—

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$33,801	$32,655	$32,109	$31,067	$30,570	$29,619
Change in fair value:
$	$2,221	$1,075	$529	$(513)	$(1,010)	$(1,961)
%	7.03%	3.40%	1.68%	(1.62)%	(3.20)%	(6.21)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$34,528	$32,966	$32,274	$30,912	$30,268	$29,051
Change in fair value:
$	$2,947	$1,416	$694	$(668)	$(1,312)	$(2,529)
%	9.33%	4.48%	2.20%	(2.12)%	(4.15)%	(8.01)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$32,357	$31,969	$31,775	$31,386	$31,192	$30,803
Change in fair value:
$	$777	$389	$194	$(194)	$(388)	$(777)
%	2.46%	1.23%	0.62%	(0.62)%	(1.23)%	(2.46)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of June 30, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread rate shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,402	$1,358	$1,337	$1,297	$1,278	$1,241
Change in fair value:
$	$85	$41	$20	$(20)	$(39)	$(76)
%	6.48%	3.14%	1.55%	(1.50)%	(2.95)%	(5.74)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,497	$1,402	$1,358	$1,278	$1,241	$1,172
Change in fair value:
$	$180	$85	$41	$(40)	$(76)	$(145)
%	13.64%	6.45%	3.14%	(2.98)%	(5.80)%	(11.04)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,359	$1,338	$1,327	$1,307	$1,296	$1,275
Change in fair value:
$	$42	$21	$10	$(10)	$(21)	$(42)
%	3.16%	1.58%	0.79%	(0.79)%	(1.58)%	(3.16)%

Factors That May Affect Our Future Results

This Report contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

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

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control, that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. “Risk Factors” in our Annual Report.

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

•	changes in general business, economic, market, employment, or in consumer confidence and spending habits and political conditions from those expected;

•	continued declines in residential real estate and significant changes in U.S. housing prices and/or activity in the U.S. housing market;

•

the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives and investment strategies;

•	our success in winning bids to acquire loans;

•	the concentration of credit and real estate risks to which we are exposed;

•	the degree and nature of our competition;

•	changes in personnel and lack of availability of qualified personnel;

•	our dependence on PCM and PLS and potential conflicts of interest with PCM, PLS and their affiliated entities, and the performance of such entities;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to match the interest rates and maturities of our assets with our financing;

•	the costs and effectiveness of our hedging efforts in relation to our commitments to purchase, our inventory of mortgage loans acquired for sale and our investments in MSRs;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our mortgage loan investments and liquidate the resulting real estate in a timely and cost-effective manner or at all;

•	increased prepayments of the mortgages and other loans underlying our MBS, MSRs and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties and contingencies when measuring and reporting upon our financial condition and income;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs or government agencies such as the FHA or Veterans Administration;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act and any other legislative and regulatory changes that impact the business, operations or governance of publicly-traded companies;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•

changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs or the exclusions from registration as an investment company);

•

limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as subsidiaries to qualify as TRSs for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 79 and 81 is incorporated herein by reference.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2012, we were not involved in any such legal proceedings, claims or actions that would be reasonably likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.10	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Description

10.11	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.21	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.22	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.23	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.26	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.28	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.29	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.30	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report filed on Form 10-K for the year ended December 31, 2011).

10.31	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.33	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.34	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed June 5, 2012).

Exhibit Number	Exhibit Description

10.35	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.37	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.38	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.39	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.40	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.41	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.42	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.43	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.44	Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.45	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.46	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.47	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit Description

10.48	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.49	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.50	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.51	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.52	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by references to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.53	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC.

10.54	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC.

10.55	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC.

10.56	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarter and six months ended June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the quarter and six months ended June 30, 2012 and June 30, 2011, and (v) the Notes to the Consolidated Financial Statements. *

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: August 3, 2012	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: August 3, 2012	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2012

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit Description

10.10	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.21	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.22	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.23	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.26	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.28	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.29	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.30	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report filed on Form 10-K for the year ended December 31, 2011).

10.31	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.33	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.34	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed June 5, 2012).

Exhibit Number	Exhibit Description

10.35	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.37	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.38	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.39	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.40	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.41	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.42	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.43	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.44	Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.45	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.46	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.47	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit Description

10.48	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.49	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.50	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.51	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.52	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by references to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.53	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC.

10.54	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC.

10.55	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC.

10.56	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the quarter and six months ended June 30, 2012 and June 30, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarter and six months ended June 30, 2012 and June 30, 2011, (iv) the Consolidated Statements of Cash Flows for the quarter and six months ended June 30, 2012 and June 30, 2011, and (v) the Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.