Form 10-Q
period 2012-09-30
PennyMac Mortgage Investment Trust
filed 2012-11-09
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2012
Common Shares of Beneficial Interest, $0.01 par value	58,904,431

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash	$67,813	$14,589
Short-term investments	38,322	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	—	72,813
Mortgage loans acquired for sale at fair value	847,575	232,016
Mortgage loans at fair value	1,089,966	696,266
Mortgage loans under forward purchase agreements at fair value	—	129,310
Real estate acquired in settlement of loans	86,180	80,570
Real estate acquired in settlement of loans under forward purchase agreements	—	22,979
Mortgage servicing rights:
at lower of amortized cost or fair value	63,632	5,282
at fair value	1,522	749
Principal and interest collections receivable	30,016	8,664
Principal and interest collections receivable under forward purchase agreements	—	5,299
Interest receivable	2,932	2,099
Due from affiliates	2,004	347
Other assets	98,763	34,760

Total assets	$2,328,725	$1,386,062

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$—	$115,493
Mortgage loans acquired for sale at fair value	755,471	212,677
Mortgage loans at fair value	274,185	275,649
Real estate acquired in settlement of loans	11,715	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	—	152,427
Accounts payable and accrued liabilities	63,852	9,198
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	9,812	12,166
Income taxes payable	23,604	441

Total liabilities	1,144,522	840,045

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 58,903,681 and 28,404,554 common shares, respectively	589	284
Additional paid-in capital	1,128,387	518,272
Retained earnings	55,227	27,461

Total shareholders’ equity	1,184,203	546,017

Total liabilities and shareholders’ equity	$2,328,725	$1,386,062

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Investment Income
Net gain (loss) on investments:
Mortgage-backed securities	$(451)	$(791)	$612	$(2,106)
Mortgage loans	26,512	32,311	64,929	65,594

	26,061	31,520	65,541	63,488

Interest income:
Short-term investments	13	24	32	82
Mortgage-backed securities	502	651	2,087	2,719
Mortgage loans	19,179	9,164	49,943	21,211
Other	36	—	95	—

	19,730	9,839	52,157	24,012

Net gain on mortgage loans acquired for sale	49,793	84	81,210	207
Loan origination fees	2,836	176	4,880	236
Results of real estate acquired in settlement of loans	1,288	352	7,576	1,527
Net loan servicing fees	(511)	14	(1,169)	17
Other	(1)	—	56	4

Net investment income	99,196	41,985	210,251	89,491

Expenses
Loan fulfillment fees	17,258	263	31,097	336
Interest	8,282	5,225	21,659	10,473
Loan servicing	5,208	4,834	15,180	10,620
Management fees	3,672	2,288	7,964	5,750
Compensation	1,997	1,567	5,042	3,831
Professional services	1,693	1,656	3,321	3,648
Other	2,117	1,274	4,469	3,667

Total expenses	40,227	17,107	88,732	38,325

Income before provision for income taxes	58,969	24,878	121,519	51,166
Provision for income taxes	18,585	4,350	32,508	6,376

Net income	$40,384	$20,528	$89,011	$44,790

Earnings per share
Basic	$0.81	$0.73	$2.29	$1.72
Diluted	$0.81	$0.73	$2.29	$1.72
Weighted-average shares outstanding
Basic	49,078	27,847	38,398	25,782
Diluted	49,463	28,138	38,712	26,065
Dividends declared per share	$0.55	$0.50	$1.65	$0.92

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December 31, 2010	16,832,343	$168	$317,175	$2,570	$319,913
Net income	—	—	—	44,790	44,790
Share-based compensation	88,711	1	2,811	—	2,812
Cash dividends declared, $0.92 per share	—	—	—	(25,610)	(25,610)
Proceeds from offerings of common shares	10,953,500	110	197,052	—	197,162
Underwriting and offering costs	—	—	(8,404)	—	(8,404)

Balance at September 30, 2011	27,874,554	$279	$508,634	$21,750	$530,663

Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017
Net income	—	—	—	89,011	89,011
Share-based compensation	162,734	2	3,574	—	3,576
Cash dividends declared, $1.65 per share	—	—	—	(61,245)	(61,245)
Proceeds from offerings of common shares	30,336,393	303	607,881	—	608,184
Underwriting and offering costs	—	—	(1,340)	—	(1,340)

Balance at September 30, 2012	58,903,681	$589	$1,128,387	$55,227	$1,184,203

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$89,011	$44,790
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Net (gain) loss on mortgage-backed securities at fair value	(612)	2,106
Net gain on mortgage loans at fair value	(64,929)	(65,594)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest and advance on mortgage loans at fair value	(16,558)	(1,759)
Net gain on mortgage loans acquired for sale at fair value	(81,210)	(207)
Results of real estate acquired in settlement of loans	(7,576)	(1,527)
Change in fair value and amortization of mortgage servicing rights	7,456	7
Amortization of credit facility commitment fees	2,002	1,142
Accrual of costs related to forward purchase agreements	3,421	2,222
Share-based compensation expense	3,576	2,812
Purchases of mortgage loans acquired for sale at fair value	(11,967,678)	(294,410)
Sales of mortgage loans acquired for sale at fair value	11,362,751	257,060
(Increase) decrease in principal and interest collections receivable	(21,352)	1,529
Decrease (increase) in principal and interest collections receivable under forward purchase agreements	5,299	(9,735)
Increase in interest receivable	(833)	(4,675)
Increase in due from affiliates	(1,657)	(5,088)
Increase in other assets	(10,356)	(8,103)
Increase (decrease) in accounts payable and accrued liabilities	16,257	(10,764)
(Decrease) increase in payable to affiliates	(2,354)	7,840
Increase in income taxes payable	23,163	1,831

Net cash used by operating activities	(662,179)	(80,523)

Cash flows from investing activities
Net increase in short-term investments	(8,003)	(30,743)
Maturity of United States Treasury security	50,000	—
Purchases of mortgage-backed securities at fair value	(112,211)	(4,974)
Repayments of mortgage-backed securities at fair value	165,949	47,008
Sales of mortgage-backed securities at fair value	23,218	7,994
Purchases of mortgage loans at fair value	(411,368)	(453,309)
Repayments of mortgage loans at fair value	128,116	87,795
Sales of mortgage loans at fair value	—	2,570
Repayments of mortgage loans under forward purchase agreements at fair value	14,292	20,040
Purchases of real estate acquired in settlement of loans	(48)	(1,510)
Sales of real estate acquired in settlement of loans	104,367	46,410
Sales of real estate acquired in settlement of loans under forward purchase agreements	9,912	—
Purchases of mortgage servicing rights	(23)	—
Sales of mortgage servicing rights	104	—
(Increase) decrease in margin deposits and restricted cash	(18,776)	735

Net cash used by investing activities	(54,471)	(277,984)

Cash flows from financing activities
Sales of securities under agreements to repurchase	752,343	516,522
Repurchases of securities sold under agreements to repurchase	(867,836)	(317,975)
Sales of loans under agreements to repurchase	11,285,842	1,081,542
Repurchases of loans sold under agreements to repurchase	(10,771,085)	(1,119,901)
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	10,753	17,108
Repurchases of real estate acquired in settlement of loans financed under agreements to repurchase	(26,532)	(4,294)
Repayments of note payable secured by mortgage loans at fair value	(2,044)	—
Repayments of borrowings under forward purchase agreements	(157,166)	(11,115)
Proceeds from issuance of common shares	608,184	197,162
Payment of underwriting and offering costs relating to issuance of common shares	(1,340)	(8,404)
Payment of dividends	(61,245)	(25,610)

Net cash provided by financing activities	769,874	325,035

Net increase (decrease) in cash	53,224	(33,472)
Cash at beginning of period	14,589	45,447

Cash at end of period	$67,813	$11,975

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

The Company is externally managed by an affiliate, PNMAC Capital Management, LLC (“PCM” or the “Manager”), an investment adviser registered with the Securities and Exchange Commission (the “SEC”) that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is entitled to be paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 3—Transactions with Related Parties.

The Company’s objective is to provide attractive risk-adjusted returns to its investors over the long-term, principally through dividends and secondarily through capital appreciation. The Company intends to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent lending”).

The Company reports its results in two segments: investment activities and correspondent lending. The investment activities segment focuses on mortgage assets that are acquired and held for investment purposes and the correspondent lending segment focuses on the purchase for resale of newly originated mortgage loans.

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

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of MBS, using the services of the Manager and an affiliated company, PennyMac Loan Services, LLC (“PLS”).

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

Certain amounts in prior presentations have been reclassified to conform to the current presentation. For the quarter and nine months ended September 30, 2011, $361,000 and $628,000 in collection expenses were reclassified from other expenses to loan servicing expenses to conform to the current presentation. These reclassifications had no effect on previously reported shareholders’ equity, net income or earnings per share amounts.

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2012 are not necessarily indicative of the results for the year ending December 31, 2012.

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

Through its management agreement with PCM and its loan servicing agreement with PLS, PMT works with borrowers to perform loss mitigation activities. Such activities include the use of loan modification programs (such as the U.S. Department of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) and workout options that PCM believes have the highest probability of successful resolution for both borrowers and PMT. Loan modification or resolution may include PMT accepting a reduction of the principal balances of certain mortgage loans in its investment portfolio. When loan modifications and other efforts are unable to cure distressed loans, the Company’s objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in financial distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

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

On July 12, 2011 and December 20, 2011, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The commitment under the forward purchase agreement dated July 12, 2011 was settled during the quarter ended June 30, 2012. The commitment under the forward purchase agreement dated December 20, 2011 was settled during the quarter ended September 30, 2012.

The CGM Assets were included on the Company’s consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities were included as Borrowings under forward purchase agreements. The CGM Assets were held by CGM within a separate trust entity deemed a variable interest entity. The Company’s interests in the CGM Assets were deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consisted of the CGM Assets and its related liability. The Company directed all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets were attributable solely to the Company, and such cash flows could only be used to settle the related liability.

As a result of consolidating the silo, the Company’s consolidated statements of income and cash flows for the three and nine months ended September 30, 2012 includes the following amounts related to the silo:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net income:
Net gain on mortgage loans	$105	$10,041	$9,293	$10,041
Interest income on mortgage loans	$146	$625	$996	$625
Results of REO	$(4)	$—	$1,870	$—
Interest expense	$100	$1,680	$2,396	$1,680
Loan servicing fees	$51	$542	$1,011	$542
Cash flows:
Repayments of mortgage loans	$252	$20,040	$14,292	$20,040
Sales of REO	$—	$—	$9,912	$—
Repayments of borrowings under forward purchase agreements	$16,859	$11,115	$157,166	$11,115

The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

During the nine months ended September 30, 2012, the Company purchased $411.4 million of mortgage loans at fair value and real estate acquired in settlement of loans for its investment portfolio. All of the $411.4 million was purchased from or through one or more subsidiaries of Citigroup, Inc.

Beginning in the fourth quarter of 2011, the Company’s correspondent lending activities have been experiencing substantial growth. As a result of such growth, the Company’s correspondent lending segment contributed approximately 49% of PMT’s pre-tax income during the nine months ended September 30, 2012 and the inventory of mortgage loans acquired for sale at fair value represented approximately 40% of the Company’s investments at September 30, 2012.

Correspondent lending activities introduce different risks from those posed by investments in distressed assets. The Company’s correspondent lending activities and the MSRs resulting from such activities are more sensitive to the level and volatility of interest rates. For example, a decline in mortgage rates generally increases the demand for home loans as borrowers refinance, but also generally leads to accelerated payoffs in the Company’s mortgage servicing portfolio, which have a negative effect on the value of MSRs.

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

The success of the Company’s interest rate risk management strategies depends in part on management’s ability to predict the earnings sensitivity of its loan purchasing and its loan servicing activities in various interest rate environments. There are many market factors that affect the performance of the Company’s interest rate risk management activities including interest rate volatility, the shape of the yield curve and the spread between mortgage interest rates and United States Treasury or swap rates. The success of this strategy affects PMT’s net income and the effect can be either positive or negative, and can be material to the Company.

The correspondent lending segment’s ability to sell loans profitably is affected by many factors, including the relative demands for such loans and MBS evidencing interests in such loans, the cost of credit enhancements and interest rate risk management, investor perceptions of such loans and MBS and the risks posed by such products.

Note 3—Transactions with Related Parties

The Company is managed externally by PCM under the terms of a management agreement that expires on August 4, 2013 and will continue to be automatically renewed for a one-year term on each anniversary date thereafter unless previously terminated. The management agreement provides for an annual review of PCM’s performance under the management agreement by the Company’s independent trustees. PMT’s board of trustees reviews the Company’s financial results, policy compliance and strategic direction.

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

Following is a summary of management fee expense and the related liability, included in Payable to affiliates, recorded by the Company for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Base management fee	$3,672	$2,288	$7,964	$5,750
Performance incentive fee	—	—	—	—

Total management fee incurred during the period	3,672	2,288	7,964	5,750
Fee paid during the period	(2,515)	(2,018)	(5,387)	(4,795)
Fee outstanding at beginning of period	2,515	1,913	1,095	1,228

Fee outstanding at period end	$3,672	$2,183	$3,672	$2,183

The management fees are more fully described in Note 4—Transactions with Related Parties to the Company’s Annual Report. Effective May 16, 2012, the Company amended its management agreement with PCM to change the way shareholders’ equity is measured for purposes of calculating the base component of its management fee. Previously, the measure of shareholders’ equity excluded unrealized gains, losses or other non-cash items reflected in the Company’s financial statements. The management agreement was amended to base the management fee on shareholders’ equity computed using U.S. GAAP. The method of measuring the performance incentive fee was not changed. The purpose of the amendment was to better align the Manager’s base management fee with the Company’s investment strategy, which, in the pursuit of attractive investment opportunities, has evolved to include nonperforming mortgage loans that generate unrealized gains and correspondent lending activity that produces non-cash income through the retention of MSRs created in the sales transactions. The amendment is expected to increase the amount of the base management fee payable by the Company to the Manager.

The Company, through its Operating Partnership, also has a loan servicing agreement with PLS. Servicing fee rates are based on the risk characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other servicers or specialty servicers, as applicable.

Servicing fee rates for nonperforming loans range between 30 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company’s behalf. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effects a refinancing of a loan on the Company’s behalf and not through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive market-based fees and compensation from the Company.

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

In connection with the MSRs acquired in the Company’s correspondent lending business, through which the Company acquires mortgage loans originated by correspondent lenders for resale to the government-sponsored agencies such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) (Fannie Mae and FHLMC, along with the Government National Mortgage Association (“GNMA”) are each referred to as an “Agency” and, collectively, as the “Agencies”) and other investors, PLS is entitled to base subservicing fees, which range from 4 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges as described above.

Pursuant to the terms of a mortgage banking services agreement, PLS also provides certain mortgage banking services, including fulfillment and disposition-related services, to the Company for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate. The fulfillment fee for such services is currently 50 basis points.

The Company is not an approved issuer of GNMA securities and therefore is not able to sell government-guaranteed or insured loans into such securities. As a result, the Company and PLS have agreed that PLS will fulfill and purchase the government-guaranteed or insured loans it acquires from correspondents. This arrangement has enabled the Company to compete with other correspondent lenders that purchase both government and conventional loans. For these government-guaranteed or insured loans, the Company does not pay a fulfillment fee, but collects interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to GNMA.

Following is a summary of correspondent lending activity between the Company and PLS for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Sourcing fees received	$747	$41	$1,448	$53
Fulfillment fees relating to loans sold to nonaffiliates	$17,258	$263	$31,097	$336
Fair value of loans sold to PLS	$2,650,097	$144,351	$5,111,185	$184,264
Mortgage loans acquired for sale pending sale to PLS at period end	$194,055	$10,833

The Company paid fees to PLS as described above and as provided in its loan servicing and mortgage banking agreements and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement. Following is a summary of those expenses for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Loan servicing fees	$5,208	$2,107	$15,180	$7,163
Reimbursement of expenses incurred on PMT’s behalf	555	964	2,420	2,134
Reimbursement of common overhead incurred by PCM and its affiliates	1,244	988	2,474	2,517

	$7,007	$4,059	$20,074	$11,814

Payments during the period(1)	$12,239	$2,273	$28,896	$8,476

(1)	Includes payments for correspondent lending activities itemized in the preceding table.

Amounts due to affiliates are summarized below as of the dates presented:

	September 30, 2012	December 31, 2011
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	3,672	1,096
Other expenses	3,199	8,129

	$9,812	$12,166

Amounts due from affiliates totaling $2.0 million and $347,000 at September 30, 2012 and December 31, 2011, respectively, represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

PCM’s parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company’s common shares of beneficial interest at both September 30, 2012 and December 31, 2011.

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

The following table summarizes the basic and diluted earnings per share calculations for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$40,384	$20,528	$89,011	$44,790
Effect of participating securities—share-based compensation instruments	(528)	(234)	(947)	(478)

Net income attributable to common shareholders	$39,856	$20,294	$88,064	$44,312

Weighted-average shares outstanding	49,078	27,847	38,398	25,782

Basic earnings per share	$0.81	$0.73	$2.29	$1.72

Diluted earnings per share:
Net income	$40,384	$20,528	$89,011	$44,790

Weighted-average shares outstanding	49,078	27,847	38,398	25,782
Dilutive potential common shares—shares issuable undershare-based compensation plan	385	291	314	283

Diluted weighted-average number of common shares outstanding	49,463	28,138	38,712	26,065

Diluted earnings per common share	$0.81	$0.73	$2.29	$1.72

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

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loan and period-end information relating to such loans:

	Quarter ended September 30		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cash flows:
Proceeds from sales	$3,573,762	$53,221	$6,254,411	$72,796
Service fees received	$3,933	$24	$6,294	$24
Period-end information:
Unpaid principal balance of loans outstanding at period-end	$6,064,614
Delinquencies:
30-89 days	$19,508
90 or more days or in foreclosure or bankruptcy	$—

Note 6—Fair Value

The Company’s financial statements include assets and liabilities that are measured based on their estimated fair values. Measurement of these assets and liabilities at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its non cash financial assets, including short-term investments, United States Treasury security, MBS, and mortgage loans as well as its securities sold under agreements to repurchase and its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s investment performance.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis as of the dates presented:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$38,322	$—	$—	$38,322
Mortgage loans acquired for sale at fair value	—	847,575	—	847,575
Mortgage loans at fair value	—	—	1,089,966	1,089,966
Mortgage servicing rights at fair value	—	—	1,522	1,522
Derivative financial instruments	—	902	40,036	40,938

	$38,322	$848,477	$1,131,524	$2,018,323

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$—	$—
Derivative financial instruments	—	36,203	—	36,203

	$—	$36,203	$—	$36,203

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$30,319	$—	$—	$30,319
United States Treasury security	50,000	—	—	50,000
Mortgage-backed securities at fair value	—	—	72,813	72,813
Mortgage loans acquired for sale at fair value		232,016	—	232,016
Mortgage loans at fair value	—	—	696,266	696,266
Mortgage loans under forward purchase agreements at fair value	—	—	129,310	129,310
Mortgage servicing rights at fair value	—	—	749	749
Derivative financial instruments	—	1,938	5,772	7,710

	$80,319	$233,954	$904,910	$1,219,183

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$115,493	$115,493

	$—	$—	$115,493	$115,493

The following is a summary of changes in Level 3 financial statement items that are measured at fair value on a recurring basis:

	Quarter ended September 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, June 30, 2012	$53,161	$969,954	$16,881	$1,285	$12,934	$1,054,215
Purchases	—	150,773	5	—	—	150,778
Interest rate lock commitments issued, net	—	—	—	—	105,850	105,850
Repayments	(998)	(43,552)	(252)	—	—	(44,802)
Capitalized interest	—	3,399	—	—	—	3,399
Sales	(52,133)	—	—	—	—	(52,133)
Servicing received as proceeds from sales of mortgage loans	—	—	—	363	—	363
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	3,262	—	—	—	3,262
Other factors	(30)	23,145	105	(126)	—	23,094

	(30)	26,407	105	(126)	—	26,356

Transfer of mortgage loans to REO	—	(33,754)	—	—	—	(33,754)
Transfers to mortgage loans acquired for sale	—	—	—	—	(78,748)	(78,748)
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	—	16,739	(16,739)	—	—	—

Balance, September 30, 2012	$—	$1,089,966	$—	$1,522	$40,036	$1,131,524

Changes in fair value recognized during the period relating to assets still held at September 30, 2012	$—	$16,187	$—	$(126)	$40,036

Accumulated changes in fair value relating to assets still held at September 30, 2012	$—	$86,734	$—		$40,036

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, June 30, 2012	$157,289
Changes in fair value included in income	—
Sales	45,377
Repurchases	(202,666)

Balance, September 30, 2012	$—

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2012	$—

	Quarter ended September 30, 2011
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, June 30, 2011	$82,421	$657,223	$180	$(4)	$739,820
Purchases	22,179	264,749	—	—	286,928
Interest rate lock commitments issued, net	—	—	—	1,810	1,810
Repayments	(12,843)	(52,684)	—	—	(65,527)
Accrual of unearned discounts	385	—		—	385
Addition of unpaid interest to mortgage loan balances in loan modifications	—	3,210	—	—	3,210
Sales	(4,649)	—	—	—	(4,649)
Servicing received as proceeds from sales of mortgage loans	—	—	362	—	362
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	10,640	—	—	10,640
Other factors	(791)	21,899	(10)	—	21,098

	(791)	32,539	(10)	—	31,738

Transfer of mortgage loans to REO	—	(36,857)	—	—	(36,857)
Transfer to mortgage loans acquired for sale	—	—	—	(601)	(601)

Balance, September 30, 2011	$86,702	$868,180	$532	$1,205	$956,519

Changes in fair value recognized during the period relating to assets still held at September 30, 2011	$(791)	$24,070	$(10)	$1,205	$24,474

Accumulated changes in fair value relating to assets still held at September 30, 2011	$(1,946)	$53,771		$1,205

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, June 30, 2011	$70,978
Changes in fair value included in income	—
Sales	258,608
Repurchases	(266,743)

Balance, September 30, 2011	$62,843

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2011	$—

	Nine months September 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$5,772	$904,910
Purchases	—	411,368	1,076	20	—	412,464
Interest rate lock commitments issued, net	—	—	—	—	132,188	132,188
Repayments	(21,888)	(128,116)	(14,293)	—	—	(164,297)
Sales	—	—	—			—
Accrual of unearned discounts	363	—	—	—	—	363
Capitalization of interest	—	16,415	—	—	—	16,415
Sales	(52,133)	—	—	(79)	—	(52,212)
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,451	—	1,451
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	19,193	—	—	—	19,193
Other factors	845	36,349	9,293	(619)	—	45,868

	845	55,542	9,293	(619)	—	65,061

Transfer of mortgage loans to REO	—	(79,440)	—	—	—	(79,440)
Transfer from mortgage loans acquired for sale	—	18	—	—	—	18
Transfers to mortgages loans acquired for sale	—	—	—	—	(97,924)	(97,924)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(7,473)	—	—	(7,473)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	117,913	(117,913)	—	—	—

Balance, September 30, 2012	$—	$1,089,966	$—	$1,522	$40,036	$1,131,524

Changes in fair value recognized during the period relating to assets still held at September 30, 2012	$—	$32,809	$—	$(619)	$40,036	$72,226

Accumulated changes in fair value relating to assets still held at September 30, 2012	$—	$86,734	$—		$40,036

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income	—
Sales	752,343
Repurchases	(867,836)

Balance, September 30, 2012	$—

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2012	$—

	Nine months ended September 30, 2011
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$—	$484,122
Purchases	22,179	625,152	—	—	647,331
Interest rate lock commitments issued, net	—	—	—	1,946	1,946
Repayments	(47,008)	(107,835)	—	—	(154,843)
Accrual of unearned discounts	1,759	—			1,759
Addition of unpaid interest to mortgage loan balances in loan modifications	—	3,521	—	—	3,521
Sales	(7,994)	(2,570)	—	—	(10,564)
Servicing received as proceeds from sales of mortgage loans	—	—	539	—	539
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	23,642	—	—	23,642
Other factors	(2,106)	44,700	(7)	—	42,587

	(2,106)	68,342	(7)	—	66,229

Transfer of mortgage loans to REO	—	(82,680)	—	—	(82,680)
Transfer to mortgage loans acquired for sale	—	—	—	(741)	(741)

Balance, September 30, 2011	$86,702	$868,180	$532	$1,205	$956,619

Changes in fair value recognized during the period relating to assets still held at September 30, 2011	$(2,106)	$48,336	$(7)	$1,205	$47,428

Accumulated changes in fair value relating to assets still held at September 30, 2011	$(1,946)	$53,771		$1,205

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income	—
Sales	1,081,542
Repurchases	(1,119,901)

Balance, September 30, 2011	$62,843

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2011	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value) as of the dates presented:

	September 30, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$847,575	$799,501	$48,074
90 or more days delinquent(1)	—	—	—

	847,575	799,501	48,074

Other mortgage loans at fair value(2):
Current through 89 days delinquent	388,051	619,055	(231,004)
90 or more days delinquent(1)	701,915	1,325,468	(623,553)

	1,089,966	1,944,523	(854,557)

	$1,937,541	$2,744,024	$(806,483)

	December 31, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$232,016	$222,399	$9,617
90 or more days delinquent(1)	—	—	—

	232,016	222,399	9,617

Other mortgage loans at fair value(2):
Current through 89 days delinquent	209,599	345,140	(135,541)
90 or more days delinquent(1)	615,977	1,184,687	(568,710)

	825,576	1,529,827	(704,251)

	$1,057,592	$1,752,226	$(694,634)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.
(2)	Includes mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income
	Quarter ended September 30, 2012
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(451)	(91)	—	—	(542)
Mortgage loans acquired for sale at fair value	—	—	49,793	—	49,793
Mortgage loans at fair value	26,407	—	—	—	26,407
Mortgage loans under forward purchase agreements at fair value	105	—	—	—	105
Mortgage servicing rights at fair value	—	—	—	(126)	(126)

	$26,061	$(91)	$49,793	$(126)	$75,637

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Quarter ended September 30, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(791)	385	—	—	(406)
Mortgage loans acquired for sale at fair value	—	—	84	—	84
Mortgage loans at fair value	22,270	—	—	—	22,270
Mortgage loans under forward purchase agreements at fair value	10,041	—	—	—	10,041
Mortgage servicing rights at fair value	—	—	—	(10)	(10)

	$31,520	$385	$84	$(10)	$31,979

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Nine months ended September 30, 2012
	Net gain on investments	Interest income	Net gain on Mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	612	142	—	—	754
Mortgage loans acquired for sale at fair value	—	—	81,210	—	81,210
Mortgage loans at fair value	55,636	—	—	—	55,636
Mortgage loans under forward purchase agreements at fair value	9,293	—	—	—	9,293
Mortgage servicing rights at fair value	—	—	—	(619)	(619)

	$65,541	$142	$81,210	$(619)	$146,274

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Nine months ended September 30, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(2,106)	1,759	—	—	(347)
Mortgage loans acquired for sale at fair value	—	—	207	—	207
Mortgage loans at fair value	55,553	—	—	—	55,553
Mortgage loans under forward purchase agreements at fair value	10,041	—	—	—	10,041
Mortgage servicing rights at fair value	—	—	—	(7)	(7)

	$63,488	$1,759	$207	$(7)	$65,447

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis as of the dates presented:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$48,493	$48,493
Mortgage servicing assets at lower of amortized cost or fair value	—	—	63,441	63,441

	$—	$—	$111,934	$111,934

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$32,356	$32,356
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	19,836	19,836

	$—	$—	$52,192	$52,192

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis for the periods indicated:

	Net gains (losses) recognized during the period
	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Real estate asset acquired in settlement of loans	$(3,849)	$(2,736)	$(6,876)	$(4,509)
Real estate asset acquired in settlement of loans under forward purchase agreements		(4)		(4)
Mortgage servicing assets at lower of amortized cost or fair value	(2,881)	—	(4,505)	—

	$(6,730)	$(2,740)	$(11,381)	$(4,513)

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as its borrowings secured by its inventory of mortgage loans acquired for sale and its investments in nonperforming loans and REO in the form of repurchase agreements and borrowings under forward purchase agreements are carried at amortized costs. The election to carry the borrowings at amortized cost is discussed in Fair Value Accounting Elections above.

Management has concluded that the estimated fair values of Cash, Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase, Real estate acquired in settlement of loans financed under agreements to repurchase, Note payable secured by mortgage loans at fair value and Borrowings under forward purchase agreements approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

Cash is measured using Level 1 Inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as Level 3 as of September 30, 2012 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

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

•

Non-Agency MBS are categorized as “Level 3” financial statement items. Fair value of non-Agency MBS is estimated using broker indications of value. For indications of value received, the FAV group and a separate Capital Markets group review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by the Manager. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to the Manager’s valuation committee as part of its review and approval of monthly valuation results. The Manager has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

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

Following is a quantitative summary of key inputs used by the FAV group to evaluate the reasonableness of the fair value of Level 3 MBS:

		Range (Weighted Average)
Security Class	Key Inputs(1)	September 30, 2012	December 31, 2011
Non-Agency subprime	Discount rate	—	3.1% - 23.0%
		—	(8.0)%
	Prepayment speed(2)	—	0.1% - 8.4%
		—	(4.4)%
	Default speed(3)	—	3.6% - 19.8%
		—	(12.3)%
	Collateral remaining loss percentage(4)	—	23.9% - 63.7%
		—	(47.0)%
Non-Agency Alt-A	Discount rate	—	4.4% - 10.0%
		—	(6.2)%
	Prepayment speed(2)	—	0.5% - 8.9%
		—	(5.4)%
	Default speed(3)	—	3.0% - 11.5%
		—	(9.7)%
	Collateral remaining loss percentage(4)	—	11.4% - 36.4%
		—	(26.0)%
Non-Agency prime jumbo	Discount rate	—	6.5% - 6.5%
		—	(6.5)%
	Prepayment speed(2)	—	14.3% - 14.3%
		—	(14.3)%
	Default speed(3)	—	1.5% - 1.5%
		—	(1.5)%
	Collateral remaining loss percentage(4)	—	0.4% - 0.4%
		—	(0.4)%

(1)	Key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Default speed is measured using Life Constant Default Rate (“CDR”).
(4)	The projected future losses on the loans in the collateral groups paying to each bond expressed as a percentage of the current balance of the loans.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range (Weighted Average)
Key Inputs	September 30, 2012	December 31, 2011
Mortgage loans at fair value
Discount rate	9.2% - 22.1%	9.1% - 20.7%
	(13.5%)	(14.4%)
Twelve-month projected housing price index change	–0.8% - 0.5%	–0.9% - 2.3%
	(0.1%)	(-0.3%)
Prepayment speed(1)	0.3% - 4.4%	0.2% - 6.2%
	(2.3%)	(2.3%)
Total prepayment speed(2)	6.2% - 27.8%	1.0% - 33.8%
	(19.7%)	(25.4%)
Mortgage loans under forward purchase agreements
Discount rate	—	16.3% - 20.8%
	—	(17.1%)
Twelve-month projected housing price index change	—	–0.5% - –0.4%
	—	(-0.5%)
Prepayment speed(1)	—	0.7% - 0.8%
	—	(0.8%)
Total prepayment speed(2)	—	30.1% - 33.3%
	—	(32.7%)

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

The Company estimates the fair value of an interest rate lock commitment based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund within the terms of the interest rate lock commitment.

The significant unobservable inputs used in the fair value measurement of the Company’s interest rate lock commitments are the pull-through rate—the percentage of loans that the Company ultimately funds as a percentage of the commitments it has made—and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in any of those inputs, in isolation, could result in a significant change in fair value measurement. Changes in these assumptions are generally inversely correlated as increasing interest rates have a negative effect on the fair value of mortgage loans and a positive effect on the fair value of MSRs that are created in the sale of such mortgage loans.

Following is a quantitative summary of key unobservable inputs used in the valuation of interest rate lock commitments:

	September 30, 2012	December 31, 2011
Key Inputs	Range (Weighted Average)
Pull-through rate	54.7% - 100.0%	55.0% - 98.0%
	(87.4%)	(78.0%)
MSR value expressed as:
Servicing fee multiple	1.75% -4.35%	2.81% - 5.74%
	(4.24%)	(5.23%)
Percentage of unpaid principal balance	0.44% -1.09%	0.70% - 1.43%
	(1.06%)	(1.31%)

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key assumptions used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable discount rate, and cost to service loans. The key assumptions used in the Company’s discounted cash flow model are based on market factors which management believes are consistent with assumptions and data used by market participants valuing similar MSRs. The results of the estimates of fair value of MSRs are reported to the Manager’s valuation committee as part of their review and approval of monthly valuation results.

The significant unobservable inputs used in the fair value measurement of the Company’s MSRs are pricing spreads, prepayment speeds (or life) and annual per-loan cost of servicing. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2012		2011
	Range (Weighted Average)
Key Inputs	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pricing spread(1)	7.5% - 7.5%	7.5% - 13.5%	10.0% - 19.9%	9.5% - 17.0%
	(7.5%)	(7.6%)	(11.7%)	(12.3%)
Life (in years)	6.4 - 6.4	3.2 - 6.4	3.7 - 8.1	2.3 - 8.1
	(6.4)	(6.3)	(7.2)	(5.7).
Annual total prepayment speed(2)	8.9% - 9.4%	8.9% - 27.1%	5.9% - 24.4%	7.2% - 23.1%
	(9.1%)	(9.5%)	(7.7%)	(11.8%)
Annual per-loan cost of servicing	$68 - $68	$68 - $140	$53 - $68	$53 - $140
	($68)	($69)	($68)	($91)

	Nine months ended September 30,
	2012		2011
	Range (Weighted Average)
Key Inputs	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Pricing spread(1)	7.5% - 22.8%	7.5% - 14.6%	10.0% - 19.9%	9.5% - 17.0%
	(7.7%)	(8.1%)	(11.7%)	(12.5%)
Life (in years)	2.5 - 6.7	2.5 - 6.7	3.7 - 8.1	2.0 - 8.2
	(6.4)	(6.2)	(7.2)	(6.0)
Annual total prepayment speed(2)	7.8% - 36.9%	7.8% - 36.9%	5.8% - 9.3%	6.8% - 27.8%
	(8.9%)	(10.4%)	(7.6%)	(14.5%)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$53 - $68	$53 - $140
	($68)	($75)	($66)	($86)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key assumptions used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions as of the dates presented (weighted averages are based upon unpaid principal balance or fair value where applicable):

	September 30, 2012		December 31, 2011
	Range (Weighted Average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(effect on value amounts in thousands)
Pricing spread(1)	7.5% - 14.5%	7.5% - 14.5%	7.5% - 16.5%	7.5% - 16.5%
	(7.5%)	(7.8%)	(7.5%)	(8.6%)
Effect on value of 5% adverse change	$(1,114)	$(26)	$(89)	$(10)
Effect on value of 10% adverse change	$(2,194)	$(52)	$(176)	$(20)
Effect on value of 20% adverse change	$(3,968)	$(91)	$(341)	$(39)
Average life (in years)	2.1 - 6.8	2.1 - 6.8	3.0 - 6.9	1.7 - 6.9
	(6.4)	(5.8)	(6.7)	(5.3)
Prepayment speed(2)	8.4% - 46.5%	10.5% - 46.5%	6.9% - 30.8%	8.4% - 59.0%
	(10.2%)	(17.1%)	(8.2%)	(16.3%)
Effect on value of 5% adverse change	$(1,528)	$(53)	$(90)	$(16)
Effect on value of 10% adverse change	$(2,997)	$(104)	$(178)	$(31)
Effect on value of 20% adverse change	$(5,770)	$(197)	$(343)	$(60)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	($68)	($75)	($69)	($89)
Effect on value of 5% adverse change	$(393)	$(13)	$(30)	$(4)
Effect on value of 10% adverse change	$(785)	$(26)	$(61)	$(9)
Effect on value of 20% adverse change	$(1,571)	$(53)	$(122)	$(17)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed as of a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and inputs used; and do not take into account other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by the Manager to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

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

Note 9—Mortgage-Backed Securities at Fair Value

Investments in MBS were as follows as of the dates presented:

	September 30, 2012
		Fair value
			Credit rating
Security collateral type	Unpaid Balance	Total	AAA	AA	BBB	Non- investment grade	Yield

		(in thousands)
Agency:
FNMA 30-year fixed	$—	$—	$—	$—	$—	$—	0.00%
Non-Agency:
Non-Agency subprime	—	—	—	—	—	—	0.00%
Non-Agency Alt-A	—	—	—	—	—	—	0.00%
Non-Agency prime jumbo	—	—	—	—	—	—	0.00%

	$—	$—	$—	$—	$—	$—	0.00%

	December 31, 2011
		Fair value
			Credit rating
Security collateral type	Unpaid Balance	Total	AAA	AA	BBB	Non- investment grade	Yield

		(in thousands)
Non-Agency:
Non-Agency subprime	$63,712	$58,634	$—	$—	$920	$57,714	8.01%
Non-Agency Alt-A	8,910	8,710	440	—	5,362	2,908	6.23%
Non-Agency prime jumbo	5,624	5,469	—	5,469	—	—	6.51%

	$78,246	$72,813	$440	$5,469	$6,282	$60,622	7.70%

There were no MBS at September 30, 2012. All of the Company’s MBS had remaining contractual maturities of more than ten years at December 31, 2011. At December 31, 2011, the Company had pledged all of its MBS to secure agreements to repurchase.

Note 10—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a distribution of the Company’s mortgage loans acquired for sale at fair value as of the dates presented:

	September 30, 2012		December 31, 2011
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan Type	(in thousands)
Government insured or guaranteed	$194,055	$182,978	$46,266	$44,229
Fixed-rate:
Agency-eligible	653,520	616,523	173,457	166,174
Jumbo loans	—	—	12,293	11,996

	$847,575	$799,501	$232,016	$222,399

The Company is not approved by GNMA as an issuer of GNMA-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. As discussed in Note 3—Transactions with Related Parties, the Company transfers such government insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a GNMA-approved issuer, for a sourcing fee of three basis points on the unpaid principal balance of each such loan.

Mortgage loans acquired for sale at fair value totaling $846.9 million and $231.7 million were pledged to secure sales of loans under agreements to repurchase at September 30, 2012 and December 31, 2011, respectively.

Note 11—Derivative Financial Instruments

Following is a summary of the distribution of the Company’s derivative financial instruments which are included in Other assets and Accounts payable and accrued liabilities on the consolidated balance sheets as of the dates presented:

	September 30, 2012		December 31, 2011
Instrument	Notional amount	Fair value	Notional amount	Fair value
	(in thousands)
Assets:
Interest rate lock commitments	$2,211,367	$40,036	$563,487	$5,772
Hedging derivatives:
MBS put options	525,000	902	28,000	26
MBS call options	—	—	5,000	57
MBS swaptions	—	—	—	—

	525,000	902	33,000	83

	2,736,367	40,938	596,487	5,855

Liability:
Forward sales contracts	$2,453,036	$36,203	$358,291	$3,917

The Company is exposed to price risk arising from changes in market interest rates relative to its mortgage loans acquired for sale and to the commitments it makes to acquire loans from correspondent lenders. The Company is also exposed to such risks when it holds Agency MBS. The Company bears price risk from the time a commitment to purchase a loan is made to a correspondent lender to the time the purchased mortgage loan is sold. During these periods, the Company is exposed to losses if mortgage interest rates rise, because, when interest rates rise, the value of the purchase commitment or mortgage loan acquired for sale declines. Similarly, the Company bears price risk relative to its holdings of Agency MBS during the period it holds such securities.

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

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s interest rate lock commitments, inventory of mortgage loans acquired for sale and Agency MBS:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period	Fair value asset (liability) at period-end
	(in thousands)
Quarter ended September 30, 2012
MBS put options	$245,000	$320,000	$(40,000)	$525,000	$902
MBS call options	$35,000	$—	$(35,000)	$—	$—
MBS swaptions	$170,000	$—	$(170,000)	$—	$—
Forward sales contracts	$1,304,565	$5,261,023	$(4,112,552)	$2,453,036	$(36,203)

Nine months ended September 30, 2012
MBS put options	$28,000	$740,000	$(243,000)	$525,000	$902
MBS call options	$5,000	$90,000	$(95,000)	$—	$—
MBS swaptions	$—	$170,000	$(170,000)	$—	$—
Forward sales contracts	$358,291	$12,162,517	$(10,067,772)	$2,453,036	$(36,203)

The Company did not have significant activity in derivative financial instruments during the quarter and nine months ended September 30, 2011.

As of September 30, 2012 and December 31, 2011, the Company had $16.3 million and $1.5 million, respectively, on deposit with its derivatives counterparties. Margin deposits are included in Other assets on the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

Note 12—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value as of the dates presented:

Loan Type	September 30, 2012		December 31, 2011
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$701,915	$1,325,469	$494,711	$952,473
Performing loans:
Fixed	193,151	309,211	97,582	162,145
ARM/hybrid	133,894	197,542	73,166	116,693
Interest rate step-up	60,873	112,081	30,621	52,507
Balloon	133	220	186	316

	388,051	619,054	201,555	331,661

	$1,089,966	$1,944,523	$696,266	$1,284,134

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value as of the dates presented:

Concentration	September 30, 2012	December 31, 2011
Portion of mortgage loans originated between 2005 and 2007	83%	72%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-value in excess of 100%	69%	72%
Percentage of mortgage loans secured by California real estate	20%	24%
States contributing 5% or more of mortgage loans	New York Florida Illinois New Jersey	New York Florida New Jersey

Following is a summary of mortgage loans at fair value pledged to secure sales of loans under agreements to repurchase as of the dates presented:

Borrowings	September 30, 2012	December 31, 2011
	(in thousands)
Mortgage loans at fair value sold under agreements to repurchase	$976,559	$656,409
Real estate acquired in settlement of loans sold under agreements to repurchase	$10,119	$1,886

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

Following is a summary of the distribution of the Company’s mortgage loans under forward purchase agreements at fair value as of the periods presented:

Loan Type	September 30, 2012		December 31, 2011
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$—	$—	$121,266	$232,213
Performing loans:
Fixed	—		3,316	6,084
ARM/hybrid	—	—	3,965	6,002
Interest rate step-up	—	—	763	1,393
Balloon	—	—	—	—

	—	—	8,044	13,479

	$—	$—	$129,310	$245,692

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value as of the dates presented:

Concentration	September 30, 2012	December 31, 2011
Portion of mortgage loans originated between 2005 and 2007	0%	74%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-value in excess of 100%	0%	74%
Percentage of mortgage loans secured by California real estate	0%	33%
States contributing 5% or more of mortgage loans	N/A	Florida New York New Jersey

At December 31, 2011, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 14—Real Estate Acquired in Settlement of Loans

Following is a summary of the activity in REO for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$89,121	$48,872	$80,570	$29,685
Purchases	—	914	48	2,424
Transfers from mortgage loans at fair value and advances	33,962	36,857	82,404	82,680
Transfers from REO under forward purchase agreements	786	—	21,819	—
Results of REO:
Valuation adjustments, net	(3,954)	(2,779)	(8,824)	(6,764)
Gain on sale, net	5,246	3,131	14,530	8,291

	1,292	352	5,706	1,527
Sale proceeds	(38,981)	(17,089)	(104,367)	(46,410)

Balance at period end	$86,180	$69,906	$86,180	$69,906

Following is a summary of real estate acquired in settlement of loans pledged to secure sales of loans under agreements to repurchase as of the dates presented:

	September 30, 2012	December 31, 2011
	(in thousands)
Real estate acquired in settlement of loan sold under agreements to repurchase	$10,119	$5,787
Real estate acquired in settlement of loan sold under agreements to repurchase held in a consolidated subsidiary of the Company whose stock was pledged to secure financing of real estate held in that subsidiary	$23,060	$54,212

Note 15—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$797	$—	$22,979	$—
Purchases	—	914	248	914
Transfers from mortgage loans under forward purchase agreements at fair value and advances	(10)	8,884	6,633	8,884
Transfers to REO	(786)	—	(21,819)	—
Results of REO under forward purchase agreements:
Valuation adjustments, net	(1)	—	(449)	—
Gain on sale, net	(3)	—	2,319	—

	(4)	—	1,870	—
Sale proceeds	3	—	(9,911)	—

Balance at period end	$—	$9,798	$—	$9,798

Note 16—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance at beginning of period	$1,285	$180	$749	$—
Additions:
Purchases	—	—	20	—
MSRs resulting from loan sales	363	362	1,451	539

Total additions	363	362	1,471	539

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(62)	—	(543)	—
Other changes in fair value(2)	(64)	(10)	(76)	(7)

	(126)	(10)	(619)	(7)

Sales	—	—	(79)	—

Balance at period end	$1,522	$532	$1,522	$532

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at lower of amortized cost or fair value is summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$33,171	$—	$5,282	$—
MSRs resulting from loan sales	36,397	104	65,198	104
Purchases	6	—	15	—
Sales	—	—	(19)	—
Amortization	(1,437)	—	(2,339)	—
Application of valuation allowance to write down MSRs withother-than temporary impairment	—	—	—	—

Balance before valuation allowance at period end	68,137	104	68,137	104

Valuation Allowance for Impairment of Mortgage Servicing Rights:
Balance at beginning of period	$(1,624)	$—	$—	$—
Additions	(2,881)	—	(4,505)	—
Application of valuation allowance to write down MSRs withother-than temporary impairment	—	—	—	—

Balance at period end	(4,505)	—	(4,505)	—

Mortgage Servicing Rights, net	$63,632	$104	$63,632	$104

Estimated Fair Value of MSRs at Period End	$63,678	$109	$63,678	$109

Gain on sale of MSRs carried at lower of amortized cost or fair value is included in other income.

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at lower of amortized cost or fair value. This projection was developed using the assumptions made by management in its September 30, 2012 valuation of MSRs, which will change as market conditions and portfolio composition and behavior vary. Therefore, both actual and projected amortization levels will differ from this projection in a manner and amount not presently determinable by management.

12-month period ended September 30,	Estimated MSR Amortization
(in thousands)
2013	$8,360
2014	7,331
2015	6,466
2016	5,824
2017	5,312
Thereafter	34,844

Total	$68,137

Note 17—Securities Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$—	$62,843	$—	$62,843
Weighted-average interest rate	0.00%	0.97%	0.00%	0.97%
Fair value of securities securing agreements to repurchase	$—	$69,500	$—	$69,500
During the period:
Weighted-average interest rate	0.51%	0.96%	0.64%	1.14%
Average balance of securities sold under agreements to repurchase	$75,787	$65,364	$99,595	$80,020
Maximum daily amount outstanding	$157,333	$70,978	$160,334	$101,202
Total interest expense	$100	$161	$488	$692

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

Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$755,471	$36,191	$755,471	$36,191
Unused amount(1)(3)	$244,529	$38,809	$244,529	$38,809
Weighted-average interest rate	2.61%	2.64%	2.61%	2.64%
Fair value of mortgage loans acquired for sale securing agreements to repurchase	$846,856	$40,496	$846,856	$40,496
During the period:
Weighted-average interest rate during the period(2)	2.42%	2.65%	2.29%	2.60%
Average balance of loans sold under agreements to repurchase	$462,137	$27,701	$294,857	$13,236
Maximum daily amount outstanding	$755,502	$48,535	$755,502	$48,535
Total interest expense	$3,947	$375	$7,221	$948

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $1.1 million and $2.1 million during the quarter and nine months ended September 30, 2012, and $188,000 and $687,000 during the quarter and nine months ended September 30, 2011, respectively.
(3)	The unused amount reflects a temporary increase in one of the facilities available to the Company during September 2012. The Company received a $100 million increase in one of its credit facilities for the period from September 26, 2012 through October 10, 2012. The increase in the credit facility has subsequently expired.

The repurchase agreements collateralized by loans have an average remaining term of approximately 7.8 months at September 30, 2012.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at September 30, 2012	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	219,641
Over 90 days to 180 days	—
Over 180 days to 1 year	535,830

$755,471

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of September 30, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank	$19,741	May 23, 2013
Credit Suisse First Boston Mortgage Capital LLC	$41,718	October 29, 2013
Bank of America, N.A	$26,482	December 5, 2012
Barclays Bank PLC	$8,985	July 1, 2013

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. As of September 30, 2012 and December 31, 2011, the Company had $6.3 million and $1.6 million, respectively, on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans at fair value sold under agreements to repurchase as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$274,185	$309,777	$274,185	$309,777
Unused amount(1)	$375,815	$180,223	$375,815	$180,223
Weighted-average interest rate at end of period	3.88%	3.79%	3.88%	3.79%
Fair value of mortgage loans at fair value and REO securing agreements to repurchase	$986,678	$662,554	$986,678	$662,554
During the period:
Weighted-average interest rate	4.46%	4.30%	4.36%	4.08%
Average balance of loans sold under agreements to repurchase	$333,216	$248,651	$313,726	$220,709
Maximum daily amount outstanding	$439,976	$309,777	$439,976	$309,777
Total interest expense	$3,800	$2,731	$10,411	$6,833

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.

The repurchase agreements collateralized by loans have a weighted average remaining term of approximately 6.0 months at September 30, 2012. Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at September 30, 2012	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	56,094
Over 90 days to 180 days	—
Over 180 days to 1 year	218,091

$274,185

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of September 30, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank, N.A	$622,674	April 19, 2013
Credit Suisse First Boston Mortgage Capital LLC	$18,569	June 5, 2013
Wells Fargo Bank, N.A	$71,495	December 28, 2012

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. As of September 30, 2012 and December 31, 2011, the Company had $452,000 and $471,000, respectively, on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

Following is a summary of financial information relating to REO financed under agreements to repurchase as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$11,715	$12,814	$11,715	$12,814
Unused amount(1)	$88,285	$87,186	$88,285	$87,186
Weighted-average interest rate	3.96%	3.99%	3.96%	3.99%
Fair value of REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase	$24,148	$26,102	$24,148	$26,102
During the period:
Weighted-average interest rate(2)	4.25%	4.76%	4.21%	4.71%
Average balance of REO sold under agreements to repurchase	$15,461	$12,663	$19,139	$4,725
Maximum daily amount outstanding	$19,909	$16,797	$27,494	$16,797
Total interest expense	$293	$279	$989	$319

(1)	The amount the Company is able to borrow under REO repurchase agreements is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary securing those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the underlying collateral.

(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 and $375,000 during the quarter and nine months ended September 30, 2012, respectively, and $125,000 and $150,000 during the quarter and nine months ended September 30, 2011, respectively.

The repurchase agreement pursuant to which the Company finances REO has a remaining term of approximately 8.3 months at September 30, 2012.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s REO held in a consolidated subsidiary, the stock of which is pledged to secure agreements to repurchase, is summarized by counterparty below as of September 30, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$12,419	June 5, 2013

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

Note 21—Note Payable Secured by Mortgage Loans at Fair Value

Following is a summary of financial information relating to the note payable secured by mortgage loans at fair value as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$—	$—	$—	$—
Unused amount(1)	$—	$40,000	$—	$40,000
Weighted-average interest rate	0.00%	0.00%	0.00%	0.00%
Fair value of mortgage loans at fair value and REO securing the note payable	$—	$—	$—	$—
During the period:
Weighted-average interest rate	0.00%	0.00%	6.95%	0.00%
Average balance	$—	$—	$2,282	$—
Maximum daily amount outstanding	$—	$—	$28,617	$—
Interest expense	$—	$—	$112	$—

(1)	The amount the Company is able to borrow under this lending facility is tied to the fair value of unencumbered mortgage loans eligible to secure the facility and the Company’s ability to fund the agreement’s margin requirements relating to the collateral pledged.

The facility underlying the Note payable secured by mortgage loans at fair value, matured on September 26, 2012. At December 31, 2011, the Company had $28.6 million of borrowings under the note payable and $237,000 on deposit with its counterparty. Margin deposits are included in Other assets in the consolidated balance sheets.

Note 22—Borrowings Under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(dollar amounts in thousands)
Period end:
Balance	$—	$163,755	$—	$163,755
Weighted-average interest rate	0.00%	3.87%	0.00%	3.87%
Fair value of underlying loans and REO	$—	$162,706	$—	$162,706
During the period:
Weighted-average interest rate	4.00%	4.48%	4.01%	4.48%
Average balance	$9,787	$146,708	$78,435	$49,440
Maximum daily amount outstanding	$16,693	$173,398	$152,428	$173,398
Interest expense	$100	$1,680	$2,396	$1,680

Note 23—Liability for Representations and Warranties

The Company’s agreements with the Agencies include representations and warranties related to the loans the Company sells to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that originator.

The Company records a provision for losses relating to such the representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s liability for representations and warranties included in Accounts payable and accrued liabilities for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$1,249	$11	$205	$—
Provisions for losses	1,129	21	2,173	32
Incurred losses	—	—	—	—

Balance, end of period	$2,378	$32	$2,378	$32

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, However, management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations. The current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties.

Note 24—Commitments and Contingencies

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2012, the Company was not involved in any such proceedings, claims or legal actions that management believes would have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments as of the date presented:

September 30, 2012
(in thousands)
Commitments to purchase mortgage loans:
Correspondent lending	$2,211,367
Other mortgage loans	$—

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

On August 22, 2012, the Company issued and sold 17,250,000 common shares in an underwritten public offering and received $357.2 million of proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of net certain expenses. Proceeds from the issuance of these shares were used to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of the correspondent lending business, to acquire additional mortgage loans or other investments, including those under existing forward purchase agreements, and for general corporate purposes.

During the nine months ended September 30, 2012, the Company sold common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and under an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Pursuant to the Controlled Equity Offering Sales Agreement and the ATM Equity OfferingSM, The Company sold 2,800,710 of its common shares at a weighted average price of $18.58 per share, providing net proceeds to the Company of $51.0 million, net of sales commissions. The sales agents received a total of approximately $999,000, which represents an average commission of approximately 2.0% of the gross sales price.

As more fully described in the Company’s Annual Report, certain of the underwriting costs incurred in the Company’s IPO were paid on PMT’s behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. Reimbursement to PCM and payment to the underwriters of the deferred underwriting discount is both contingent on PMT’s performance during any full four calendar quarter period during the 24 full calendar quarters after the date of the completion of its IPO, August 4, 2009. If PMT meets the specified performance levels during any full four calendar quarter period during the 24-quarter period, the Company will reimburse PCM approximately $2.9 million of underwriting costs paid by PCM on the offering date and pay the underwriters approximately $5.9 million in deferred underwriting discount. If this requirement is not satisfied by the end of such 24-quarter period, the Company’s obligation to reimburse PCM and make the conditional payment of the underwriting discount will terminate. Management has concluded that these amounts are likely to be paid during the 24-quarter period and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 26—Net Gain on Mortgage Loans Acquired For Sale

Net gain on mortgage loans acquired for sale is summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$10,360	$(63)	$10,677	$(73)
Hedging activities	(17,897)	(929)	(28,720)	(1,013)

	(7,537)	(992)	(18,043)	(1,086)
Non cash gain:
Change in fair value of commitments to purchase loans	27,102	1,209	34,263	1,205
Receipt of MSRs in loan sale transactions	36,760	466	66,649	643
Provision for losses relating to representations and warranties provided in loan sales	(1,129)	(21)	(2,173)	(32)
Change in fair value relating to loans and hedging derivatives held at quarter-end:
Mortgage loans	23,004	1,067	34,456	1,151
Hedging derivatives	(28,407)	(1,645)	(33,942)	(1,674)

	(5,403)	(578)	514	(523)

	$49,793	$84	$81,210	$207

Note 27—Net Loan Servicing Fees

Net loan servicing fees is summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Servicing fees(1)	$3,933	$24	$6,294	$24
Effect of MSRs:
Amortization	(1,437)	—	(2,339)	—
Provision for impairment of MSRs carried at lower of amortized cost or fair value	(2,881)	—	(4,505)	—
Change in fair value of MSRs carried at fair value	(126)	(10)	(619)	(7)

	(4,444)	(10)	(7,463)	(7)

Net loan servicing fees	$(511)	$14	$(1,169)	$17

(1)	Includes contractually specified servicing fees.

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

The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of units:
Outstanding at beginning of period	751,489	606,320	491,809	272,984
Granted	—	—	350,000	340,500
Vested	(74,077)	(82,811)	(161,726)	(88,711)
Canceled	(11,770)	(14,200)	(14,441)	(15,464)

Outstanding at end of period	665,642	509,309	665,642	509,309

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$14.96	$11.91	$12.57	$6.18
Granted	$—	$—	$18.91	$16.52
Vested	$6.10	$9.59	$12.15	$9.82
Expired or canceled	17.11	$8.48	$16.91	$8.41
Outstanding at end of period	$15.92	$12.40	$15.92	$12.40
Compensation expense recorded during the period	$1,661,000	$1,148,000	$4,210,000	$2,812,000
Period end:
Units available for future awards(1)	4,014,000		4,014,000
Unamortized compensation cost	$6,823,000		$6,823,000

(1)	Based on shares outstanding as of September 30, 2012. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

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

The Company had elected to treat two of its subsidiaries as TRSs. In the quarter ended September 30, 2012, the Company revoked the election to treat its wholly owned subsidiary that is the sole general partner of its Operating Partnership (the “GP”) as a TRS. Only one subsidiary, PennyMac Corp. (“PMC”), is now treated as a TRS.

Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No dividend distributions have been made to date from PMC to the Company.

A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the period for which TRS treatment had been elected, the sole general partner of the Company’s operating partnership is included in the consolidated statements of income.

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities. No returns are currently under examination.

The following table details the Company’s provision for income taxes which relates primarily to the TRSs, for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Current expense:
Federal	$4,199	$3,815	$7,005	$6,114
State	1,459	1,350	2,434	2,093

Total current expense	5,658	5,165	9,439	8,207

Deferred expense (benefit):
Federal	9,594	(605)	17,122	(1,359)
State	3,333	(210)	5,947	(472)

Total deferred expense	12,927	(815)	23,069	(1,831)

Total provision for income taxes	$18,585	$4,350	$32,508	$6,376

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate:

	Quarter ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$20,639	35.0%	$8,707	35.0%	$42,532	35.0%	$17,908	35.0%
Effect of non-taxable REIT income	(5,168)	-8.8%	(5,028)	-20.2%	(15,460)	-12.7%	(12,682)	-24.8%
State income taxes, net of federal benefit	3,114	5.3%	741	3.0%	5,448	4.5%	1,053	2.1%
Other	—	0.0%	(70)	-0.3%	(12)	0.0%	97	0.2%

Provision for income taxes	$18,585	31.5%	$4,350	17.5%	$32,508	26.8%	$6,376	12.5%

The Company’s components of the provision for deferred income taxes are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Real estate valuation loss	$(193)	$(815)	$(869)	$(1,831)
Mortgage servicing rights	13,594	—	24,851	—
Other	(474)	—	(913)	—

Total provision (benefit) for deferred income taxes	$12,927	$(815)	$23,069	$(1,831)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	September 30, 2012	December 31, 2011
	(in thousands)
Deferred income tax assets:
REO valuation loss	$3,756	$2,886
Other	1,000	87

Gross deferred tax assets	4,756	2,973

Deferred income tax liabilities:
Real estate valuation gain	—	—
Mortgage servicing rights	27,387	2,536

Gross deferred tax liabilities	27,387	2,536

Net deferred income tax asset (liability)	$(22,631)	$437

The net deferred income tax asset (liability) is recorded in Income taxes payable in the consolidated balance sheets as of September 30, 2012 and December 31, 2011.

At September 30, 2012 and December 31, 2011, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at September 30, 2012 and December 31, 2011.

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

Through the third quarter of 2011, the Company’s activities were almost exclusively within the investment activities segment. Financial highlights by operating segment for the quarter and nine months ended September 30, 2012 are as follows:

Quarter ended September 30, 2012	Investment activities	Correspondent lending	Intersegment elimination	Total
	(in thousands)
Revenues:
Net gain on investments	$26,061	$—	$—	$26,061
Interest income	13,586	6,159	(15)	19,730
Net gain on mortgage loans acquired for sale	—	49,793	—	49,793
Other income	775	2,837	—	3,612

	40,422	58,789	(15)	99,196

Expenses:
Loan fulfillment fees	—	17,258	—	17,258
Interest	4,931	3,366	(15)	8,282
Loan servicing expense	5,148	60	—	5,208
Other	8,801	678	—	9,479

	18,880	21,362	(15)	40,227

Pre-tax net income	$21,542	$37,427	$—	$58,969

Nine months ended September 30, 2012	Investment activities	Correspondent lending	Intersegment elimination	Total
	(in thousands)
Revenues:
Net gain on investments	$65,541	$—	$—	$65,541
Interest income	40,116	12,129	(88)	52,157
Net gain on mortgage loans acquired for sale	—	81,210	—	81,210
Other income	6,463	4,880	—	11,343

	112,120	98,219	(88)	210,251

Expenses:
Loan fulfillment fees	—	31,097	—	31,097
Interest	15,749	5,998	(88)	21,659
Loan servicing expense	15,043	137	—	15,180
Other	19,554	1,242	—	20,796

	50,346	38,474	(88)	88,732

Pre-tax net income	$61,774	$59,745	$—	$121,519

Total assets at period end	$1,425,887	$911,998	$(9,160)	$2,328,725

The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies to the Company’s Annual Report.

Note 31—Supplemental Cash Flow Information

	Nine months ended September 30,
	2012	2011
	(in thousands)
Cash paid for interest	$21,952	$9,249
Cash paid for income taxes	$9,345	$3,841
Non-cash investing activities:
Transfer of mortgage loans acquired for sale to mortgage loans at fair value	$18	$—
Transfer of mortgage loans and advances to REO	$82,404	$82,680
Purchase of mortgage loans financed through forward purchase agreements	$1,070	$171,796
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$117,913	$—
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$6,633	$—
Receipt of MSRs as proceeds from sales of loans	$66,648	$643
Purchase of REO financed through forward purchase agreements	$248	$914
Transfer of REO under forward purchase agreements to REO	$21,819	$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$1,070	$171,796
Purchase of REO financed through forward purchase agreements	$248	$914
Transfer of note payable secured by mortgage loans to mortgage loans at fair value sold under agreements to repurchase	$26,573	$—

Note 32—Regulatory Net Worth Requirement

PMC, an indirect subsidiary of the Company, is a seller- servicer for Fannie Mae and FHLMC. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s capital standards, which require PMC to maintain a minimum net worth of $2.5 million. Management believes PMC complies with Fannie Mae’s net worth requirement as of September 30, 2012.

Note 33—Subsequent Events

Management has evaluated all events or transactions through the date the Company issued these financial statements. During this period:

•

On October 15, 2012, the Company entered into an amendment to its master repurchase agreement, dated May 24, 2012, by and among PMC, PLS and Citibank, N.A., pursuant to which the Company, through PMC, may sell, and later repurchase, newly funded mortgage loans. Under the terms of the amendment, the maximum aggregate purchase price provided for in the repurchase agreement was increased from $200 million to $400 million, $350 million of which is committed.

•

On November 5, 2012, PCM committed to acquire on the Company’s behalf mortgage loans with purchase prices totaling approximately $111.5 million. The pending transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•

On November 7, 2012, the Company’s board of trustees declared a cash dividend of $0.57 per share payable on November 30, 2012 to holders of record of the Company’s common shares as of November 19, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent lending”).

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup, Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and nine months ended September 30, 2012, we purchased $150.8 million and $411.4 million, respectively, of distressed mortgage loans. During the quarter and nine months ended September 30, 2012, we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $82.8 million and $256.7 million, respectively.

Changes in the mortgage market have significantly reduced the outlets for sales of newly originated mortgage loans by mortgage lenders who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies and other investors or into securitizations. We believe that these changes are due in part to banks’ anticipation of regulatory changes to loan and securitization-related capital requirements, along with a focus on retail lending; and that the changes provide us with the opportunity to act as a link between loan originators and the Agency and securitization markets.

During the quarter and nine months ended September 30, 2012, we purchased loans with fair values totaling $6.6 billion and $12.0 billion, respectively, in furtherance of our correspondent lending business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development’s Federal Housing Administration (“FHA”) insured or guaranteed by the Veterans Administration, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a GNMA approved issuer and servicer. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We held an inventory of mortgage loans acquired for sale totaling $847.6 million at September 30, 2012, including mortgage loans pending sale to PLS totaling $194.1 million. We received sourcing fees totaling $747 thousand and $1.4 million relating to $2.5 billion and $4.8 billion of loans we sold to PLS for the quarter and nine months ended September 30, 2012. We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation including:

•

Acquisition of REIT-eligible MBS. We purchased zero and $112.2 million of MBS during the quarter and nine months ended September 30, 2012, respectively. During the quarter ended September 30, 2012, we sold all of our holdings of MBS.

•

Acquisition of MSRs from liquidating and other institutions. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues may have contributed to their decision to reduce their portfolio of MSRs. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing capabilities and efficiencies of PLS to improve the assets’ value. We would also seek to leverage the loan origination capabilities of PLS provided we are able to structure an arrangement, including through the Federal government’s Home Affordable Refinance Program (“HARP 2.0”), whereby we could recapture some or all of the new MSRs created upon PLS’s refinance of mortgage loans relating to the acquired MSRs.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. We received MSRs as proceeds on sale of mortgage loans with fair values totaling $36.8 million and $66.6 million during the quarter and nine months ended September 30, 2012 and held MSRs with carrying values of $65.2 million as of September 30, 2012.

•

Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets for us and supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans. During the quarter ended September 30, 2012, we obtained a re-warehouse facility with a maximum lending commitment of $50 million to facilitate the financing of this activity. The re-warehouse facility is committed to September 27, 2013.

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

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent lending business, is conducted in a taxable REIT subsidiary (“TRS”), which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. In the quarter ended September 30, 2012, we revoked the election to treat as a TRS our wholly-owned subsidiary that is the sole general partner of our operating partnership. A provision for income taxes has been made for the period for which TRS treatment had been elected for this subsidiary. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the third quarter of 2012, real U.S. gross domestic product expanded at an annual rate of 2.0% compared to a revised 1.3% annual rate for both the second quarter of 2012 and the third quarter of 2011. Modest economic growth and pressure on state and federal government spending continued to affect unemployment rates during 2012. The national unemployment rate was 7.8% at September 30, 2012, the first time the rate was below 8% since January 2009 and compares to a revised seasonally adjusted rate of 9.0% at September 30, 2011 and 8.5% at December 31, 2011. Declining unemployment is partially reflective of a declining workforce labor participation rate. Delinquency rates on single family residential mortgage loans linger at historically high rates. During the second quarter of 2012, delinquency rates were 10.6%, a slight reduction from the cyclical high of 11.2% during the first quarter of 2010.

Residential real estate activity appears to be modestly improving. The seasonally adjusted annual rate of existing home sales for September 2012 was 11.0% higher than for September 2011 and the national median existing home price for all housing types was $183,900, an 11.3% increase from September 2011. On a national level, foreclosure filings during the third quarter of 2012 decreased 5% as compared to the second quarter of 2012 and 13% as compared to the third quarter of 2011, representing the ninth consecutive quarter with an annual decrease in foreclosure activity. A previously expected increase in foreclosure activity at the national level as lenders resolve their operational issues relating to the foreclosure of delinquent loans has not yet materialized, however it is anticipated that foreclosure activity within select markets may increase during the remainder of 2012 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 3.66% to a low of 3.40% during the third quarter of 2012 with the low of 3.40% representing an all-time record low for the thirty-year fixed rate mortgage (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first nine months of 2012 mortgage interest rates have ranged from a high of 4.08% to the all-time record low of 3.40%. Mortgage interest rates during the third quarter were relatively unchanged until the Federal Reserve began its purchases of mortgage securities pursuant to a third round of quantitative easing. During the first nine months of 2011, mortgage interest rates ranged from a high of 5.05% to a low of 4.01%.

The Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the third quarter of 2012, our Manager reviewed 23 mortgage loan pools with unpaid principal balances totaling approximately $3.8 billion. This compares to our Manager’s review of 20 mortgage loan pools with unpaid principal balances totaling approximately $3.6 billion during the third quarter of 2011. We acquired distressed mortgage loans with fair values totaling $150.5 million and $288.9 million during the quarter and nine months ended September 30, 2012, respectively.

We believe that the shifting investment and operational priorities of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for sale to an Agency. These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans. During the quarter and nine months ended September 30, 2012, we acquired approximately $6.6 billion and $12.0 billion, respectively, in fair value of newly originated mortgage loans and received proceeds of approximately $6.3 billion and $11.4 billion, respectively, on the sale of loans.

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands, except per share amounts)
Net investment income	$99,196	$41,985	$210,251	$89,491
Pre-tax income by segment(1):
Investment	$21,542	$—	$61,774	$—
Correspondent lending	$37,427	$—	$59,745	$—
Net income (loss)	$40,384	$20,528	$89,011	$44,790
Earnings (loss) per share:
Basic	$0.81	$0.73	$2.29	$1.72
Diluted	$0.81	$0.73	$2.29	$1.72
Dividends per share:
Declared	$0.55	$0.50	$1.65	$0.92
Paid	$0.55	$0.50	$1.65	$1.34

Cash Flows:
Investment activities:
Distressed mortgage loans and REO
Purchases	$150,778	$264,749	$411,368	$625,152
Proceeds from liquidation activities	$82,783	$69,773	$256,663	$156,815
MBS
Purchases	$—	$22,179	$112,211	$22,179
Proceeds from repayments and sales	$167,910	$17,492	$189,167	$55,002

Correspondent lending:
Purchases of mortgage loans for sale	$6,597,138	$220,040	$11,967,678	$294,410
Proceeds from sales of mortgage loans for sale:
Cash
Sales to nonaffilate investors	$3,573,762	$53,221	$6,254,411	$72,796
Sales of government-insured and guaranteed loans to PLS	2,650,097	144,351	5,108,340	184,264

	6,223,859	197,572	11,362,751	257,060
MSRs	36,760	466	66,649	643

	$6,260,619	$198,038	$11,429,400	$257,703

Share price:
High	$23.52	$17.45	$23.52	$19.31
Low	$19.72	$15.34	$16.69	$15.34
At period end	$23.37	$15.90	$23.37	$15.90

(1)	Before the third quarter of 2011, the Company’s activities were almost exclusively within the investment activities segment.

During the quarter and nine months ended September 30, 2012, we recorded net income of $40.4 million and $89.0 million, or $0.81 and $2.29 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2012 reflects net gains on our investments in financial instruments totaling $75.9 million and $146.8 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $22.3 million and $53.0 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $19.7 million and $52.2 million of interest income, respectively. During the quarter and nine months ended September 30, 2012, we purchased $6.6 billion and $12.0 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $49.8 million and $81.2 million, respectively. At September 30, 2012, we held mortgage loans acquired for sale with fair values totaling $847.6 million, including $194.1 million pending sale to PLS. Growth in our earnings reflect growth in the Company’s assets from $1.2 billion at September 30, 2011 to $2.3 billion at September 30, 2012. We achieved this growth in assets through a combination of issuance of additional common shares of beneficial interest (common shares) and by leveraging such issuances with additional borrowing capacity.

During the quarter and nine months ended September 30, 2011, we recorded net income of $20.5 million and $44.8 million, or $0.73 and $1.72 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2011 reflected net gains on our investments in financial instruments totaling $31.5 million and $63.5 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $23.0 million and $48.8 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $9.8 million and $24.0 million of interest income, respectively. During the quarter and nine months ended September 30, 2011, we purchased $220.0 million and $294.4 million, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $84,000 and $207,000, respectively. At September 30, 2011, we held mortgage loans acquired for sale with fair values totaling $40.9 million.

Net Investment Income

During the quarter and nine months ended September 30, 2012, we recorded net investment income of $99.2 million and $210.3 million, respectively, comprised primarily of net gains on investments in financial instruments of $75.9 million and $146.8 million supplemented by $19.7 million and $52.2 million of interest income and $1.3 million and $7.6 million from results of REO, partially offset by negative net servicing fees of $511,000 and $1.2 million, respectively. This compares to net investment income of $42.0 million and $89.5 million recognized during the quarter and nine months ended September 30, 2011, comprised primarily of $31.5 million and $63.5 million of net gains on investments in financial instruments, supplemented by $9.8 million and $24.0 million of interest income, $352,000 and $1.5 million of gains from results of REO and net servicing fees of $14,000 and $17,000, respectively.

The growth in net investment income reflects the growth in the distressed loan portfolio, REOs and correspondent lending activities.

Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended September 30, 2012
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense	Annualized %
		Coupon	Discount/ fees(1)	Total interest		Average balance	Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$13	$—	$13	$13	$59,589	0.09%	0.09%
Mortgage-backed securities:
Fannie Mae 30-year fixed(3)	(422)	556	(92)	464	42	62,307	2.92%	0.27%
Non-Agency subprime	(159)	15	—	15	(144)	8,794	0.63%	(6.43)%
Non-Agency Alt-A	90	18	—	18	108	1,100	6.11%	38.06%
Non-Agency prime jumbo	40	5	—	5	45	657	2.76%	25.92%

Total mortgage-backed securities	(451)	594	(92)	502	51	72,858	2.69%	0.27%

Mortgage loans:
Investment portfolio:
At fair value	26,407	12,889	—	12,889	39,296	883,732	5.71%	17.40%
Under forward purchase agreements at fair value	105	146	—	146	251	8,996	6.38%	10.96%

Total investment portfolio	26,512	13,035	—	13,035	39,547	892,728	5.71%	17.33%
Correspondent lending:
Acquired for sale at fair value	49,793	6,144	—	6,144	55,937	526,047	4.57%	41.61%

Total mortgage loans	76,305	19,179	—	19,179	95,484	1,418,775	5.29%	26.34%

Other interest	—	36	—	36	36

	$75,854	$19,822	$(92)	$19,730	$95,584	$1,551,222	4.98%	24.11%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$99	$—	$99	$99	$75,787	0.51%
Mortgage loans at fair value	—	3,362	439	3,801	3,801	333,216	4.46%
Mortgage loans acquired for sale at fair value	—	2,860	1,088	3,948	3,948	462,137	3.34%
Real estate acquired in settlement of loans	—	168	125	293	293	15,461	7.41%
Note payable secured by warehouse notes receivable	—	—	41	41	41
Borrowings under forward purchase agreements	—	100	—	100	100	9,787	4.00%

	$—	$6,589	$1,693	$8,282	$8,282	$896,388	3.62%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of purchase premiums for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.
(3)	Includes the fair value losses recognized on an MBS swaption purchased to reduce the risk of interest rate fluctuations with respect to indebtedness incurred to acquire such assets.

	Quarter ended September 30, 2011
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense		Annualized %
		Coupon	Discount/ fees(1)	Total interest		Average balance	Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$24	$—	$24	$24	$39,472	0.23%	0.23%
Mortgage-backed securities:
Non-Agency subprime	(612)	70	262	332	(280)	58,468	2.23%	(1.87)%
Non-Agency Alt-A	(135)	150	116	266	131	10,668	9.73%	4.78%
Non-Agency prime jumbo	(44)	46	7	53	9	6,963	2.96%	0.47%

Total mortgage-backed securities	(791)	266	385	651	(140)	76,099	3.35%	(0.73)%

Mortgage loans:
Investment portfolio:
At fair value	32,311	8,745	—	8,745	41,056	744,488	4.60%	21.58%
Correspondent lending:
Acquired for sale at fair at fair value	84	419	—	419	503	30,900	5.30%	6.37%

Total mortgage loans	32,395	9,164	—	9,164	41,559	775,388	4.62%	20.97%

	$31,604	$9,454	$385	$9,839	$41,443	$890,959	4.32%	18.20%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$161	$—	$161	$161	$65,364	0.96%
Mortgage loans at fair value	—	2,520	211	2,731	2,731	248,651	4.30%
Mortgage loans acquired for sale at fair value	—	187	187	374	374	27,701	5.30%
Real estate acquired in settlement of loans	—	154	125	279	279	12,663	8.63%
Borrowings under forward purchase agreements	—	1,680	—	1,680	1,680	146,708	4.48%

	$—	$4,702	$523	$5,225	$5,225	$501,087	4.08%

(1)	Amounts in this column represent accrual of unearned discounts for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.

	Nine months ended September 30, 2012
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense		Annualized %
		Coupon	Discount/ fees(1)	Total		Average balance	Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$32	$—	$32	$32	$56,298	0.08%	0.08%
United States Treasury security	—	—	—	—	—	3,285	0.00%	0.01%
Mortgage-backed securities:
Fannie Mae 30-year fixed(3)	(233)	1,476	(222)	1,254	1,021	59,726	2.76%	2.25%
Non-Agency subprime	496	181	378	559	1,055	38,802	1.89%	3.57%
Non-Agency Alt-A	211	224	(32)	192	403	5,048	4.99%	10.49%
Non-Agency prime jumbo	138	64	18	82	220	3,292	3.25%	8.73%

Total mortgage-backed securities	612	1,945	142	2,087	2,699	106,868	2.57%	3.32%

Mortgage loans:
Investment portfolio:
At fair value	55,636	36,855	—	36,855	92,491	741,636	6.53%	16.39%
Under forward purchase agreements at fair value	9,293	996	—	996	10,289	61,839	2.12%	21.86%

Total investment portfolio	64,929	37,851	—	37,851	102,780	803,475	6.19%	16.81%
Correspondent lending:
Acquired for sale at fair at fair value	81,210	12,092	—	12,092	93,302	327,075	4.86%	37.48%

Total mortgage loans	146,139	49,943	—	49,943	196,082	1,130,550	5.80%	22.79%

Other interest	—	95	—	95	95

	$146,751	$52,015	$142	$52,157	$198,908	$1,297,001	5.28%	20.15%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$488	$—	$488	$488	$99,595	0.64%
Mortgage loans at fair value	—	9,379	1,032	10,411	10,411	313,726	4.36%
Mortgage loans acquired for sale at fair value	—	5,133	2,088	7,221	7,221	294,857	3.22%
Real estate acquired in settlement of loans	—	614	375	989	989	19,139	6.79%
Note payable secured by mortgage loans at fair value	—	121	(8)	113	113	2,282	6.47%
Note payable secured bywarehouse notes receivable	—	—	41	41	41
Borrowings under forward purchase agreements	—	2,396	—	2,396	2,396	78,435	4.01%

	$—	$18,131	$3,528	$21,659	$21,659	$808,034	3.52%

(1)	Amounts in this column represent accrual of unearned discounts for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.
(3)	Includes the fair value losses recognized on an MBS swaption purchased to reduce the risk of interest rate fluctuations with respect to indebtedness incurred to acquire such assets.

	Nine months ended September 30, 2011
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense	Annualized %
		Coupon	Discount/ fees(1)	Total		Average balance	Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$82	$—	$82	$82	$49,701	0.22%	0.22%
Mortgage-backed securities:
Non-Agency subprime	(1,809)	274	1,404	1,678	(131)	73,450	3.01%	(0.24)%
Non-Agency Alt-A	(64)	517	336	853	789	12,458	9.02%	8.34%
Non-Agency prime jumbo	(233)	169	19	188	(45)	8,169	3.04%	(0.73)%

Total mortgage-backed securities	(2,106)	960	1,759	2,719	613	94,077	3.81%	0.86%
Mortgage loans:
Investment portfolio:
At fair value	65,594	20,723	—	20,723	86,317	587,626	4.65%	19.37%
Correspondent lending:
Acquired for sale at fair value	207	488	—	488	695	14,868	4.32%	6.16%

Total mortgage loans	65,801	21,211	—	21,211	87,012	602,494	4.64%	19.04%

	$63,695	$22,253	$1,759	$24,012	$87,707	$746,272	4.24%	15.50%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$692	$—	$692	$692	$80,020	1.14%
Mortgage loans at fair value	—	6,108	726	6,834	6,834	218,216	4.13%
Mortgage loans acquired for sale at fair value	—	261	687	948	948	13,236	9.45%
Real estate acquired in settlement of loans	—	169	150	319	319	4,725	8.91%
Borrowings under forward purchase agreements	—	1,680	—	1,680	1,680	49,440	4.48%

	$—	$8,910	$1,563	$10,473	$10,473	$365,637	3.78%

(1)	Amounts in this column represent accrual of unearned discounts for assets and facility commitment fees for liabilities.
(2)	Total return represents the sum of the interest yield and the net gain (loss) on the respective investments and does not take into account expenses associated with managing the asset.

Net Gain (Loss) on Investments

During the quarter and nine months ended September 30, 2012, we recognized net gains on financial instruments (excluding mortgage loans acquired for sale) totaling $26.1 million and $65.5 million, respectively. This compares to $31.5 million and $63.5 million for the quarter and nine months ended September 30, 2011. The increase for the quarter and nine months ended September 30, 2012 as compared to the same prior year periods is due primarily to growth in our portfolio of investments in financial instruments. The average portfolio balance of mortgage loans at fair value increased $148.2 million or 20%, and $215.8 million or 37%, respectively, during the quarter and nine months ended September 30, 2012 as compared to the same prior year periods.

During the quarter and nine months ended September 30, 2012, we recognized net valuation gains (losses) and gain on sale of our entire portfolio of MBS totaling $(451,000) and $612,000, respectively, compared to net valuation losses of $791,000 and $2.1 million, respectively, during the quarter and nine months ended September 30, 2011. The current period gains primarily reflect the liquidation of our investments in MBS.

The valuation losses we recognized during the quarter ended September 30, 2012 include losses on sale of our Agency MBS of $1.1 million and losses on sale of our non-Agency MBS of $29,000. The valuation losses we recorded during the same periods in 2011 reflected, in part, marketplace concerns regarding the potentially growing supply of MBS similar to those we held as a result of sales by the Federal Reserve Bank and other entities, marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities may remain slow or slow further due to regulatory actions relating to servicers’ foreclosure activities, and marketplace concern regarding servicers’ behavior with respect to advancing and modification practices.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Valuation changes:
Performing loans	$(5,090)	$1,625	$(743)	$5,460
Nonperforming loans	27,953	22,142	50,807	45,490

	22,863	23,767	50,064	50,950
Payoffs	3,649	8,544	14,986	14,411
Sales	—	—	(121)	233

	$26,512	$32,311	$64,929	$65,594

The net gains on mortgage loans arising from valuation changes were due primarily to the following: changes in the value of loans as the loans moved through the resolution process and as actual home prices improved; reinstatement of nonperforming loans; improved expectation of the future speed of resolution and of the expected proportion of reinstatement for certain loan pools; and increased expectation regarding the collectability of mortgage insurance payments on certain loan pools.

During the quarter and nine months ended September 30, 2012 and 2011, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Number of loans	197	228	614	496
Unpaid principal balance	$60,533	$77,066	$202,183	$162,679
Gain recognized at payoff	$3,649	$8,544	$14,986	$14,411

The decrease in gains recognized at payoff for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011 was due to the lower level of payoff activity for the quarter ended September 30, 2012 compared to the quarter ended September 30, 2011. Payoff gains for the quarter and nine months ended September 30, 2011 reflect the realization of gains on payoffs in 2011 of then-recently acquired pools of loans which did not recur during 2012, as well as to decreased purchases of distressed mortgage loans during 2012 as compared to 2011, resulting in decreased gains on payoffs during the third quarter of 2012.

During the quarter and nine months ended September 30, 2012 and 2011, we recognized gains on sales of distressed mortgage loans as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Number of loans	—	—	—	13
Unpaid principal balance	$—	$—	$—	$5,524
Gain (loss) recognized at sale	$—	$—	$(121)	$233

We did not sell distressed mortgage loans during 2012. The loss amounts recorded during 2012 reflect adjustments to previously recognized gains on sale.

The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)
	(dollar amounts in thousands)
Rate reduction	88	$19,031	75	$19,145	356	$90,071	158	$37,915
Term extension	61	$15,162	26	$7,040	217	$55,948	52	$13,885
Capitalization of interest and fees	144	$31,317	100	$25,824	566	$134,688	188	$45,371
Principal forbearance	5	$1,707	8	$2,752	56	$17,277	18	$5,633
Principal reduction	44	$11,133	59	$14,719	250	$62,671	116	$28,200
Total	144	$31,317	105	$26,883	566	$134,688	209	$50,106

(1)	Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

	Quarter ended September 30,				Nine months ended September 30,
	2012		2011		2012		2011
	Before modification	After modification	Before modification	After modification	Before modification	After modification	Before modification	After modification
Category
	(Dollar amounts in thousands)
Loan balance	$217	$205	$256	$231	$238	$221	$241	$216
Remaining term (months)	289	341	312	341	305	360	316	344
Interest rate	6.45%	4.40%	6.69%	3.96%	6.54%	4.14%	6.87%	3.81%
Forbeared principal	$—	$4	$—	$3	$—	$6	$—	$4

Interest Income

The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended September 30, 2012 vs. Quarter ended September 30, 2011			Nine months ended September 30,2012 vs. Nine months ended September 30, 2011
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Rate	Volume	Total change
	(in thousands)
Short-term investments	$(19)	$8	$(11)	$(59)	$9	$(50)
Mortgage-backed securities:
FNMA conventional	—	464	464	—	1,254	1,254
Non-Agency subprime	(145)	(172)	(317)	(493)	(626)	(1,119)
Non-Agency Alt-A	(73)	(175)	(248)	(284)	(377)	(661)
Non-Agency prime jumbo	(3)	(45)	(48)	12	(118)	(106)

Total mortgage-backed securities	(221)	72	(149)	(765)	133	(632)

Mortgage loans:
Investment portfolio:
At fair value	2,336	1,808	4,144	9,784	6,348	16,132
Under forward purchase agreementsat fair value	—	146	146	—	996	996

Total investment portfolio	2,336	1,954	4,290	9,784	7,344	17,128
Acquired for sale at fair value	(65)	5,790	5,725	69	11,535	11,604

Total mortgage loans	2,271	7,744	10,015	9,853	18,879	28,732

Other interest	—	36	36	—	95	95

	$2,031	$7,860	$9,891	$9,029	$19,116	$28,145

In the quarter and nine months ended September 30, 2012, we earned interest income of $19.7 million and $52.2 million, respectively, compared to $9.8 million and $24.0 million for the quarter and nine months ended September 30, 2011.

We earned interest income of $502,000 and $2.1 million, respectively, on our portfolio of MBS during the quarter and nine months ended September 30, 2012. In the quarter and nine months ended September 30, 2011, we earned interest income of $651,000 and $2.7 million, respectively, on our portfolio of MBS. The quarterly reduction in interest income of $149,000 reflects the effects of a $3.2 million or 4% decrease in the average balance of our investment in MBS, along with a reduction in the yield we recognized on such assets from 3.35% to 2.69%. This reduction in yield was primarily due to slower repayments of the loans underlying the MBS along with reduced accruals of unearned discounts on such securities due to our assessment of the portion of the securities that would have been ultimately repaid. Our fair value estimates reflected our assessment of the amount and timing of future cash flows to be received on these bonds. Interest income on MBS decreased by $632,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, also reflecting the reduced accrual of unearned discounts on the securities as well as repayments through the date of sale in excess of the acquisitions of our non-Agency MBS.

In the quarter and nine months ended September 30, 2012, we recognized interest income on mortgage loans and mortgage loans under forward purchase agreements at fair value of $19.2 million and $49.9 million, respectively, which compares to $9.2 million and $21.2 million, respectively, in the quarter and nine months ended September 30, 2011. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $148.2 million and $215.8 million, or 20% and 37% for the quarter and nine months ended September 30, 2012 when compared to the same periods in 2011. During the quarter and nine months ended September 30, 2012, we recognized annualized interest of 5.71% and 6.19%, respectively, on our portfolio of mortgage loans (excluding mortgage loans acquired for sale at fair value) as measured by the portfolio’s average fair value. This compares to 4.60% and 4.65% for the quarter and nine months ended September 30, 2011. The increases in yield during the quarter and nine months ended September 30, 2012 as compared to the same periods in 2011 are due primarily to a higher proportion of our investment portfolio being comprised of performing loans along with interest income we recognize on modifications when we capture interest income through the capitalization of delinquent interest as part of the modification agreement. At September 30, 2012, our investment in performing mortgage loans had a weighted average coupon of 4.17%; at September 30, 2011, our investment in performing mortgage loans had a weighted average coupon of 4.99%.

At September 30, 2012, approximately 64% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 78% at September 30, 2011. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers’ defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At September 30, 2012, we held $701.9 million in fair value of nonperforming loans and $86.2 million in carrying value of REO.

Net Gain on Mortgage Loans Acquired for Sale

During the quarter and nine months ended September 30, 2012, we recorded a net gain of $49.8 million and $81.2 million, respectively, on mortgage loans acquired for sale which included approximately $36.8 million and $66.7 million, respectively, in fair values of MSRs received as part of the proceeds from our correspondent lending loan sales. During the quarter and nine months ended September 30, 2011, we recorded a gain of $84,000 and $207,000, respectively, on mortgage loans acquired for sale.

Our gains on mortgage loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$10,360	$(63)	$10,677	$(73)
Hedging activities	(17,897)	(929)	(28,720)	(1,013)

	(7,537)	(992)	(18,043)	(1,086)
Non cash gain:
Change in fair value of commitments to purchase loans	27,102	1,209	34,263	1,205
Receipt of MSRs in loan sale transactions	36,760	466	66,649	643
Provision for losses relating to representations and warranties provided in loan sales	(1,129)	(21)	(2,173)	(32)
Change in fair value relating to loans and hedging derivatives held at quarter-end:
Mortgage loans	23,004	1,067	34,456	1,151
Hedging derivatives	(28,407)	(1,645)	(33,942)	(1,674)

	(5,403)	(578)	514	(523)

	$49,793	$84	$81,210	$207

Purchase price of mortgage loans acquired for sale sold during the period	$6,220,583	$198,277	$11,364,625	$257,838

Fair value of mortgage loans acquired for sale held at period end	$847,575	$40,850	$847,575	$40,850

Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs. MSRs represent the value of a contract that obligates us to service the mortgage loans we sell on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans. As discussed in Net Loan Servicing Fees, below, how much of the MSR we realize in cash relies how our initial estimates of the future cash flows accruing to the MSRs are realized. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the fair value of MSR will also change. As a result, we will record changes in fair value as a component of Net Loan Servicing Fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its amortized cost at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2012		2011
	Range (weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread(1)	7.5% - 7.5%	7.5% - 13.5%	10.0% - 19.9%	9.5% - 17.0%
	(7.5%)	(7.6%)	(11.7%)	(12.3%)
Life (in years)	6.4 - 6.4	3.2 - 6.4	3.7 - 8.1	2.3 - 8.1
	(6.4)	(6.3)	(7.2)	(5.7)
Annual total prepayment speed(2)	8.9% - 9.4%	8.9% - 27.1%	5.9% - 24.4%	7.2% - 23.1%
	(9.1%)	(9.5%)	(7.7%)	(11.8%)
Annual per-loan cost of servicing	$68 - $68	$68 - $140	$53 - $68	$53 - $140
	($68)	($69)	($68)	($91)

	Nine months ended September 30,
	2012		2011
	Range (weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread(1)	7.5% - 22.8%	7.5% - 14.6%	10.0% - 19.9%	9.5% - 17.0%
	(7.7%)	(8.1%)	(11.7%)	(12.5%)
Life (in years)	2.5 - 6.7	2.5 - 6.7	3.7 - 8.1	2.0 - 8.2
	(6.4)	(6.2)	(7.2)	(6.0)
Annual total prepayment speed(2)	7.8% - 36.9%	7.8% - 36.9%	5.8% - 9.3%	6.8% - 27.8%
	(8.9%)	(10.4%)	(7.6%)	(14.5%)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$53 - $68	$53 - $140
	($68)	($75)	($66)	($86)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR.

We also provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties provided to the purchasers of the loans we sold. We evaluate the adequacy of our estimate based on our loss experience and our assessment of future losses to be incurred relating to loans we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe our current estimates represent the future losses to be incurred on our servicing portfolio of mortgage loans sold subject to representations and warranties.

Our hedging activities relating to our correspondent lending activities primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS. We hedged the interest rate fluctuations on indebtedness incurred to acquire our investment in Agency MBS using interest rate swaption agreements. Following is a summary of the notional activity in our hedging derivatives for the periods presented:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period	Fair value asset (liability) at period-end
	(in thousands)
Quarter ended September 30, 2012
MBS put options	$245,000	$320,000	$(40,000)	$525,000	$902
MBS call options	$35,000	$—	$(35,000)	$—	$—
MBS swaptions	$170,000	$—	$(170,000)	$—	$—
Forward sales contracts	$1,304,565	$5,261,023	$(4,112,552)	$2,453,036	$(36,203)
Nine months ended September 30, 2012
MBS put options	$28,000	$740,000	$(243,000)	$525,000	$902
MBS call options	$5,000	$90,000	$(95,000)	$—	$—
MBS swaptions	$—	$170,000	$(170,000)	$—	$—
Forward sales contracts	$358,291	$12,162,517	$(10,067,772)	$2,453,036	$(36,203)

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2012, we recorded net gains of $1.3 million and $7.6 million, respectively, in results of Real estate acquired in settlement of loans as compared to net gains totaling $352,000 and $1.5 million, respectively, for the quarter and nine months ended September 30, 2011.

Results of REO are summarized below:

	Quarter ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Valuation adjustments, net	$(3,955)	$(2,779)	$(9,273)	$(6,764)
Gain on sale, net	5,243	3,131	16,849	8,291

	$1,288	$352	$7,576	$1,527

The increase in gain between the quarter and nine months ended September 30, 2012 and the quarter and nine months ended September 30, 2011 is primarily due to the increased level of REO activity during the current year periods as compared to the prior year periods. Our investment in REO has been decreasing from its high of approximately $103.5 million at December 31, 2012 as we liquidate the distressed assets we purchased throughout 2010 and 2011 and have not purchased distressed assets at the rate we purchased such assets during the prior year. We recorded a 17% decrease in the carrying value of REO, from approximately $103.5 million to approximately $86.2 million, from December 31, 2011 to September 30, 2012.

Net Loan Servicing Fees

When we sell mortgage loans, we generally enter into a contract to service the mortgage loans and recognize the value of such contracts as MSRs. Under these contracts, we perform loan servicing functions in exchange for fees and the right to other compensation. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. Through our Operating Partnership, we also have a loan servicing agreement with PLS by which PLS subcontracts to perform the servicing obligations on our behalf. Under the servicing agreement, PLS is entitled to base subservicing fees, which range from 4 to 20 basis points per year of the unpaid principal balance of such loans, and other customary market-based fees and charges. Such fees are included in the Loan servicing expenses on our Consolidated Statements of Income.

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Servicing fees(1)	$3,933	$24	$6,294	$24
Effect of MSRs:
Amortization	(1,437)	—	(2,339)	—
Provision for impairment of MSRs carried at lower of amortized cost or fair value	(2,881)	—	(4,505)	—
Change in fair value of MSRs carried at fair value	(126)	(10)	(619)	(7)

	(4,444)	(10)	(7,463)	(7)

Net loan servicing fees	$(511)	$14	$(1,169)	$17

(1)	Includes contractually specified servicing fees.

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.250% to 0.375% annually on the remaining outstanding principal balances of the loans.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net loan servicing fees. The effect of MSRs on net loan servicing fees is driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in standalone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our earnings.

Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment assumptions used in the Manager’s discounted cash flow model are based on market factors and include the historical performance of its MSRs, which the Manager believes are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. These variables can, and generally do, change from period to period as market conditions change. Therefore our estimate of the fair value of MSRs changes from period to period. PCM’s Valuation Committee reviews and approves the fair value estimates of our MSRs.

We account for MSRs at either our estimate of the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method carried at the lower of estimated amortized cost or fair value based on whether we view the underlying mortgages as being sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•

Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

•

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the our correspondent lending operations, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

Basis of Accounting	September 30, 2012	December 31, 2011
	(in thousands)
Fair value	$1,522	$749

Lower of amortized cost or fair value:
Amortized cost	$68,137	$5,282
Valuation allowance	(4,505)	—

Carrying value	$63,632	$5,282

Fair value	$63,678	$5,341

Total MSR:
Carrying value	$65,154	$6,031

Fair value	$65,200	$6,090

Unpaid balance of mortgage loans underlying MSRs	$6,254,234	$495,031

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions as of the dates presented are as follows:

	September 30, 2012		December 31, 2011
	Range (weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(effect on value amounts in thousands)
Pricing spread(1)	7.5% - 14.5%	7.5% - 14.5%	7.5% - 16.5%	7.5% - 16.5%
	(7.5%)	(7.8%)	(7.5%)	(8.6%)
Effect on value of 5% adverse change	$(1,114)	$(26)	$(89)	$(10)
Effect on value of 10% adverse change	$(2,194)	$(52)	$(176)	$(20)
Effect on value of 20% adverse change	$(3,968)	$(91)	$(341)	$(39)
Average life (in years)	2.1 - 6.8	2.1 - 6.8	3.0 - 6.9	1.7 - 6.9
	(6.4)	(5.8)	(6.7)	(5.3)
Prepayment speed(2)	8.4% - 46.5%	10.5% - 46.5%	6.9% - 30.8%	8.4% - 59.0%
	(10.2%)	(17.1%)	(8.2%)	(16.3%)
Effect on value of 5% adverse change	$(1,528)	$(53)	$(90)	$(16)
Effect on value of 10% adverse change	$(2,997)	$(104)	$(178)	$(31)
Effect on value of 20% adverse change	$(5,770)	$(197)	$(343)	$(60)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	($68)	($75)	($69)	($89)
Effect on value of 5% adverse change	$(393)	$(13)	$(30)	$(4)
Effect on value of 10% adverse change	$(785)	$(26)	$(61)	$(9)
Effect on value of 20% adverse change	$(1,571)	$(53)	$(122)	$(17)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related. The preceding sensitivity analyses are limited in that they were performed as of a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and inputs used; and do not take into account other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by the Manager to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Expenses

Our expenses are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Loan fulfillment fees	$17,258	$263	$31,097	$336
Interest	8,282	5,225	21,659	10,473
Loan servicing	5,208	4,834	15,180	10,620
Management fees	3,672	2,288	7,964	5,750
Compensation	1,997	1,567	5,042	3,831
Professional services	1,693	1,656	3,321	3,648
Other	2,117	1,274	4,469	3,667

	$40,227	$17,107	$88,732	$38,325

Increased expenses during the quarter and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily a result of the growth in the Company’s investment portfolio, the use of borrowings to finance that growth and the substantial growth in our correspondent lending activities.

Loan fulfillment fees payable to an affiliate represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans at sale to nonaffiliates where we are approved or licensed to sell to such nonaffiliates. The increase of $17.0 million and $30.8 million, respectively, in the fees during the quarter and nine months ended September 30, 2012 compared to the same periods in 2011 is due to the substantial growth in our correspondent lending activities. During the quarter and nine months ended September 30, 2012, we sold mortgage loans to nonaffiliates with fair values totaling approximately $3.6 billion and $6.3 billion, respectively, compared to $53.2 million and $72.8 million, respectively, during the quarter and nine months ended September 30, 2011.

The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	Quarter ended September 30, 2012			Nine months ended September 30, 2012
	vs.			vs.
	Quarter ended September 30, 2011			Nine months ended September 30, 2011
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
	Rate	Volume	Total	Rate	Volume	Total
			change			change
	(in thousands)
Assets sold under agreements to repurchase:
Securities	$(85)	$23	$(62)	$(204)	$—	$(204)
Mortgage loans acquired for sale at fair value	(189)	3,763	3,574	(220)	6,493	6,273
Mortgage loans at fair value	109	961	1,070	485	3,092	3,577
Real estate acquired in settlement of loans	(43)	57	14	1	669	670
Note payable secured by mortgage loans at fair value	—	—	—	—	113	113
Note payable secured by warehouse notes receivable	—	41	41	—	41	41
Borrowings under forward purchase agreements	(164)	(1,416)	(1,580)	8	708	716

	$(372)	$3,429	$3,057	$70	$11,116	$11,186

During the quarter and nine months ended September 30, 2012, we incurred interest expense totaling $8.3 million and $21.7 million, respectively, as compared to $5.2 million and $10.5 million during the quarter and nine months ended September 30, 2011. Our interest cost was 3.62 and 3.52%, respectively, for the quarter and nine months ended September 30, 2012 as compared to 4.08% and 3.78%, respectively, for the quarter and nine months ended September 30, 2011. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet throughout 2011 and 2012, partially offset by declining interest rates from 2011 to 2012 and a shift in borrowings toward financing more liquid assets which are financeable with lower borrowing rates.

Loan servicing expenses also grew substantially from $4.8 million and $10.6 million, respectively, in the quarter and nine months ended September 30, 2011 to $5.2 million and $15.2 million, respectively, in the quarter and nine months ended September 30, 2012 as our average investment in mortgage loans increased by 20% and 37%, respectively, from the quarter and nine months ended September 30, 2011 to the quarter and nine months ended September 30, 2012.

Loan servicing expenses are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Servicing fees
Base	$3,518	$2,793	$9,656	$6,601
Activity-based	1,395	1,680	4,257	3,391

	4,913	4,473	13,913	9,992
Collection expenses	295	361	1,267	628

	$5,208	$4,834	$15,180	$10,620

Compensation expense increased due to the effect on 2012 stock-based compensation expense of restricted share units granted during the second quarter of 2012 to our officers and trustees as well as certain employees of PCM and its affiliates. Professional services expense decreased during the quarter and nine months ended September 30, 2012 as compared to the quarter and nine months ended September 30, 2011 as the level of mortgage investment acquisition activity involving assets and transactions which require support in the form of due diligence and legal consultations decreased in 2012 as compared to 2011.

Income Taxes

We had elected to treat two of our subsidiaries as TRSs. In the quarter ended September 30, 2012, we revoked the election to treat our wholly owned subsidiary that is the sole general partner of our operating partnership as a TRS. As a result, beginning September 1, 2012, one subsidiary, PMC, is treated as a TRS.

A TRS is subject to corporate federal and state income tax. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date. Accordingly, a provision for income taxes for PMC and, for the period for which TRS treatment had been elected, the sole general partner of our operating partnership is included in the accompanying Consolidated Statements of Income.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Most of the 2011 distributions were characterized as ordinary income and approximately 5% was characterized as capital gain.

Below is a reconciliation of U.S. GAAP net income to tax income for the year to date and the allocation between the TRS and the REIT:

Nine months ended September 30, 2012	U.S. GAAP net income	GAAP/Tax differences	Taxable income	Taxable subsidiaries	REIT
	(in thousands)
Net gain(loss) on investments	$65,541	$(2,430)	$63,111	$38,307	$24,804
Interest Income	52,157	19,192	71,349	30,193	41,156
Net gain on mortgage loans acquired for sale	81,210	(64,491)	16,719	16,719	—
Loan Origination Fees	4,880	—	4,880	4,880	—
Results of real estate acquird in settlement of loans	7,576	2,172	9,748	7,964	1,784
Net loan servicing fees	(1,169)	7,559	6,390	6,390	—
Other	56	(63)	(7)	199	(206)

Net investment income	210,251	(38,061)	172,190	104,652	67,538
Operating Expenses	88,732	13,859	102,591	82,203	20,388

Income before provision for income taxes	121,519	(51,920)	69,599	22,449	47,150
Provision for income taxes	32,508	(23,069)	9,439	9,439	—

Net income	$89,011	$(28,851)	$60,160	$13,010	$47,150

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash	$67,813	$14,589
Investments:
Short-term investments	38,322	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	—	72,813
Mortgage loans acquired for sale at fair value	847,575	232,016
Mortgage loans at fair value	1,089,966	696,266
Mortgage loans under forward purchase agreements at fair value	—	129,310
Real estate acquired in settlement of loans	86,180	80,570
Real estate acquired in settlement of loans under forward purchase agreements	—	22,979
Mortgage servicing rights	65,154	6,031

	2,127,197	1,320,304
Other assets	133,715	51,169

Total assets	$2,328,725	$1,386,062

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$—	$115,493
Mortgage loans acquired for sale at fair value	755,471	212,677
Mortgage loans at fair value	274,185	275,649
Real estate acquired in settlement of loans	11,715	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	—	152,427

	1,041,371	812,357
Other liabilities	103,151	27,688

Total liabilities	1,144,522	840,045

SHAREHOLDERS’ EQUITY	1,184,203	546,017

Total liabilities and shareholders’ equity	$2,328,725	$1,386,062

Total assets increased by approximately $942.7 million or 68% during the period from December 31, 2011 through September 30, 2012. During the nine months ended September 30, 2012, we increased our capitalization through issuance of additional common shares for net proceeds of $606.8 million and an increase in our borrowings outstanding by $229.0 million. We made investments totaling $590.0 million and received proceeds from sales and repayments of those assets as well as from the maturity of a United States Treasury security, our portfolio of MBS, mortgage loans under forward purchase agreements from sales of REO and a sale of MSRs totaling $496.0 million. We also purchased newly-originated mortgage loans totaling approximately $12.0 billion and received proceeds (including MSRs) from the sale of those loans totaling approximately $11.4 billion in our correspondent lending operations. Our non-correspondent lending acquisitions are summarized below.

Asset Acquisitions

Following is a summary of our acquisitions of mortgage investments (excluding correspondent lending mortgage loans) for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
MBS	$—	$22,179	$112,211	$22,179
Distressed mortgage loans(1)
Performing	249	7,889	122,491	52,266
Nonperforming	150,529	256,811	288,882	572,837

	150,778	264,700	411,373	625,103
REO	—	915	48	2,425
MSRs	36,760	466	66,649	643

	$187,538	$288,260	$590,281	$650,350

(1)	Performance status as of the date of acquisitions.

Investment Portfolio Composition

Mortgage-Backed Securities

We sold our investments in MBS during the quarter ended September 30, 2012. Following is a summary of our portfolio of MBS as of December 31, 2011:

	December 31, 2011
	Fair value	Principal	Average life (in years)	Coupon	Market yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$58,634	$63,712	1.60	0.64%	8.01%
Non-Agency Alt-A	8,710	8,910	1.69	5.63%	6.23%
Non-Agency prime jumbo	5,469	5,624	0.72	2.72%	6.51%

	$72,813	$78,246	1.55	1.36%	7.70%

Mortgage Loans-Investment Portfolio

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	September 30, 2012		December 31, 2011
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$388,051	$583,926	$209,599	$306,978
Nonperforming loans	701,915	1,055,736	615,977	905,940

	$1,089,966	$1,639,662	$825,576	$1,212,918

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

Collateral values summarized above are estimated and may change over time due to various factors including changes in the real estate market, our level of access to the properties securing the loans or the condition of individual properties. Collateral values noted do not include any costs that would typically be incurred in obtaining the property in settlement of the loan, readying the property for sale or in the sale of a property.

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) at September 30, 2012 and December 31, 2011:

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$193,151	50%	5.00%	$370,089	53%	6.40%	$100,898	48%	5.56%	$294,723	48%	6.33%
ARM/Hybrid	133,894	34%	4.05%	323,681	46%	5.85%	77,131	37%	4.34%	319,558	52%	6.17%
Interest rate step-up	60,873	16%	2.09%	3,469	0%	3.03%	31,384	15%	2.23%	1,430	0%	4.36%
Balloon	133	0%	2.00%	4,676	1%	6.58%	186	0%	4.32%	266	0%	7.97%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$387,758	100%	4.17%	$701,678	100%	6.13%	$209,565	100%	4.60%	$615,977	100%	6.25%
2nd lien	292	0%	6.59%	237	0%	10.90%	33	0%	9.75%	—	0%	0%
Unsecured	1	0%	0.00%	—	0%	0.00%	1	0%	0.01%	—	0%	0%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$334,674	86%	4.13%	$510,706	73%	6.02%	$185,779	89%	4.55%	$465,425	76%	6.16%
Investment property	46,805	12%	4.47%	190,074	27%	6.46%	23,488	11%	5.10%	150,215	24%	6.49%
Other	6,572	2%	4.24%	1,135	0%	4.55%	332	0%	4.05%	337	0%	7.96%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$160	0%	5.51%	$833	0%	2.63%	$33	0%	5.17%	$—	0%	0.00%
12-35 months	1,181	0%	2.95%	638	0%	5.18%	2,253	1%	4.39%	10,134	1%	5.04%
36-59 months	60,959	16%	4.75%	123,051	18%	6.38%	94,112	45%	5.11%	287,578	47%	6.43%
60 months or more	325,751	84%	4.07%	577,393	82%	6.09%	113,201	54%	4.18%	318,265	52%	6.11%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$94,523	24%	4.76%	$149,923	21%	6.58%	$46,766	22%	5.40%	$98,819	16%	6.54%
600-649	74,755	19%	4.38%	134,559	19%	6.34%	40,219	19%	5.04%	110,113	18%	6.44%
650-699	95,520	25%	3.93%	190,536	27%	6.08%	58,166	28%	4.33%	172,296	28%	6.19%
700-749	79,935	21%	3.71%	151,856	22%	5.76%	43,881	21%	4.08%	161,166	26%	5.98%
750 or greater	43,318	11%	3.87%	75,041	11%	5.77%	20,567	10%	3.70%	73,583	12%	6.22%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan- to value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	64,710	17%	5.16%	$72,668	10%	6.28%	37,063	18%	5.54%	$62,042	10%	6.49%
80%-99.99%	79,665	20%	4.93%	121,928	17%	6.14%	33,837	16%	5.44%	93,949	15%	6.32%
100%-119.99%	88,714	23%	4.14%	157,565	23%	6.17%	40,133	19%	5.06%	127,591	21%	6.20%
120% or greater	154,962	40%	3.63%	349,754	50%	6.11%	98,566	47%	4.06%	332,395	54%	6.22%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$107,967	28%	3.57%	$106,560	15%	5.18%	$61,784	30%	3.97%	$144,943	24%	5.72%
Florida	22,819	6%	3.95%	106,023	15%	6.45%	15,805	8%	4.44%	80,195	13%	6.57%
New York	26,900	7%	3.61%	99,321	14%	6.59%	11,399	5%	4.36%	88,345	14%	6.34%
New Jersey	11,479	3%	3.81%	55,709	8%	6.09%	8,846	4%	4.23%	27,132	4%	5.97%
Illinois	15,895	4%	3.80%	39,005	6%	5.80%	*	*	*	*	*	*
Other	202,991	52%	4.58%	295,297	42%	6.21%	111,765	53%	5.08%	275,362	45%	6.42%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

* Not included in the states representing the largest balances as of the date presented.

	September 30, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$301,642	78%	3.98%	$—	0%	0.00%	$149,233	71%	4.43%	$—	0%	0.00%
30 days delinquent	54,280	14%	4.72%	—	0%	0.00%	37,171	18%	4.89%	—	0%	0.00%
60 days delinquent	32,129	8%	4.95%	—	0%	0.00%	23,195	11%	5.21%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	234,702	33%	5.78%	—	0%	0.00%	168,011	27%	6.11%
In foreclosure	—	0%	0.00%	467,213	67%	6.33%	—	0%	0.00%	447,966	73%	6.30%

	$388,051	100%	4.17%	$701,915	100%	6.14%	$209,599	100%	4.61%	$615,977	100%	6.25%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets:

	Valuation technique		Range (weighted average)
Financial statement item		Key inputs(1)	September 30, 2012	December 31, 2011
Mortgage-backed securities(1):	Broker quote(6)
Agency MBS		Discount rate	— —	— —
		Prepayment speed(2)	— —	— —
		Default speed(3)	— —	— —
		Collateral remaining loss percentage(4)	— —	— —
Non-Agency subprime		Discount rate	— —	3.1% - 23.0% (8.0%)
		Prepayment speed(2)	— —	0.1% - 8.4% (4.4%)
		Default speed(3)	— —	3.6% - 19.8% (12.3%)
		Collateral remaining loss percentage(4)	— —	23.9% - 63.7% (47.0%)
Non-Agency Alt-A		Discount rate	— —	4.4% - 10.0% (6.2%)
		Prepayment speed(2)	— —	0.5% - 8.9% (5.4%)
		Default speed(3)	— —	3.0% - 11.5% (9.7%)
		Collateral remaining loss percentage(4)	— —	11.4% - 36.4% (26.0%)
Non-Agency prime jumbo		Discount rate	— —	6.5% - 6.5% (6.5%)
		Prepayment speed(2)	— —	14.3% - 14.3% (14.3%)
		Default speed(3)	— —	1.5% - 1.5% (1.5%)
		Collateral remaining loss percentage(4)	— —	0.4% - 0.4% (0.4%)
Mortgage loans at fair value	Discounted cash flow	Discount rate	9.2% - 22.1% (13.5%)	9.1% - 20.8% (14.8%)
		Twelve-month projected housing price index change	-0.8% - 0.5% (0.1%)	-0.9% - 2.3% (-0.3%)
		Prepayment speed(5)	0.3% - 4.4% (2.3%)	0.2% - 6.2% (2.1%)
		Total prepayment speed (Life total CPR)	6.2% - 27.8% (19.7%)	1.0% - 33.8% (26.5%)
Mortgage loans under forward purchase agreements at fair value	Discounted cash flow	Discount rate	— —	16.3% - 20.8% (17.1%)
		Twelve-month projected housing price index change	— —	-0.5% -0.4% (-0.5%)
		Prepayment speed(5)	— —	0.7% - 0.8% (0.8%)
		Total prepayment speed (Life total CPR)	— —	30.1% - 33.3% (32.7%)

(1)	With respect to MBS, key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using one year Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Default speed is measured using one year Constant Default Rate (“CDR”).
(4)	The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.
(5)	Prepayment speed is measured using life voluntary conditional prepayment rate.
(6)	For indications of value received, PCM’s FAV Group and Capital Markets staff review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and FAV Group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

We monitor and value our investments in pools of distressed mortgage loans, either by acquisition or by payment status of the loans. Most of the measures we use to value and monitor the loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level. The characteristics of the individual loans, such as loan size, loan-to-value ratio and current delinquency status, can vary widely within a pool.

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 14.8% at December 31, 2011 to 13.5% at September 30, 2012 due to a decrease in certain pools’ discount rates resulting from the acquisition of performing assets with lower yields during the nine months ended September 30, 2012.

The weighted average twelve month projected housing price index (“HPI”) change increased from -0.3% at December 31, 2011 to 0.1% at September 30, 2012 due to recent improvements observed in the residential housing sector increasing the expectation of positive home price appreciation.

The total prepayment speed of our mortgage loans at fair value portfolio decreased from 26.5% at December 31, 2011 to 19.7% at September 30, 2012, primarily due to the portfolio composition changing toward a higher proportion of performing assets which have slower overall prepayments speeds.

We believe that our current fair value estimates are representative of fair value at the reporting date. However, the market for our distressed mortgage assets is illiquid with very few market participants. Furthermore, our business strategy is to enhance value during the period in which the loans are held. Therefore, any resulting appreciation or depreciation in the fair value of the loans is recorded during such holding period and ultimately realized at the end of the holding period.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	September 30, 2012		December 31, 2011
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1-4 dwelling units	$64,836	75%	$75,463	73%
Planned unit development	10,570	12%	15,110	15%
Condominium/Co-op	7,783	9%	10,317	10%
5+ dwelling units	3,488	4%	2,659	2%

	$86,677	100%	$103,549	100%

	September 30, 2012		December 31, 2011
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$31,708	37%	$46,959	45%
Florida	7,307	8%	4,887	5%
Connecticut	3,941	5%	*	*
Washington	3,404	4%	2,982	3%
Illinois	2,614	3%	*	*
Pennysylvania	2,319	3%	*	*
Texas	2,167	2%	*	*
Colorado	*	*	4,703	4%
Arizona	*	*	2,912	3%
North Carolina	*	*	2,834	3%
Other	33,217	38%	38,272	37%

	$86,677	100%	$103,549	100%

*	Not included in the states representing the largest balances as of the date presented.

Following is a summary of the current status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended September 30, 2012 due to close proximity of current status to quarter-end

	June 30, 2012		March 31, 2012
	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012
	(dollars in millions)
Unpaid principal balance	$402.5	$383.1	$—	$—
Pool factor*	1.00	0.95	—	—
Collection status:
Delinquency
Current	45.0%	43.6%	0.0%	0.0%
30 days	4.0%	7.2%	0.0%	0.0%
60 days	4.3%	2.5%	0.0%	0.0%
over 90 days	31.3%	25.2%	0.0%	0.0%
In foreclosure	15.3%	20.0%	0.0%	0.0%
REO	0.1%	1.6%	0.0%	0.0%

	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012
	(dollars in millions)
Unpaid principal balance	$49.0	$44.5	$542.6	$346.3	$259.8	$193.6	$515.1	$348.9
Pool factor*	1.00	0.91	1.00	0.64	1.00	0.75	1.00	0.68
Collection status:
Delinquency
Current	0.2%	7.5%	0.6%	10.4%	11.5%	29.0%	2.0%	25.1%
30 days	0.1%	0.0%	1.3%	2.2%	6.5%	5.5%	1.9%	4.3%
60 days	0.2%	0.0%	2.0%	1.6%	5.2%	4.8%	3.9%	4.0%
over 90 days	70.4%	43.0%	22.6%	15.6%	31.2%	14.9%	25.9%	10.9%
In foreclosure	29.0%	47.1%	73.0%	59.4%	43.9%	36.5%	66.3%	46.1%
REO	0.0%	2.5%	0.4%	10.8%	1.7%	9.3%	0.0%	9.5%

	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012	At purchase	Sept. 30, 2012
	(dollars in millions)
Unpaid principal balance	$277.8	$160.9	$146.2	$61.6	$195.5	$77.0	$182.7	$81.1
Pool factor*	1.00	0.58	1.00	0.42	1.00	0.39	1.00	0.44
Collection status:
Delinquency
Current	5.0%	28.6%	1.2%	25.2%	5.1%	28.2%	6.2%	26.8%
30 days	4.0%	6.2%	0.4%	4.8%	2.0%	5.5%	1.6%	4.3%
60 days	5.1%	5.8%	1.3%	2.9%	4.1%	2.7%	5.8%	6.2%
over 90 days	26.8%	11.6%	38.2%	14.4%	42.8%	15.1%	37.8%	13.0%
In foreclosure	59.1%	37.1%	58.9%	39.3%	45.9%	34.9%	46.4%	39.8%
REO	0.0%	10.6%	0.0%	13.4%	0.0%	13.6%	2.3%	9.9%

*	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Mortgage Loans—Correspondent Lending

Following is a summary of our correspondent lending acquisitions for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$3,855,174	$63,786	$6,701,053	$80,828
Government insured or guaranteed	2,741,204	143,253	5,257,915	194,424
Jumbo	764	13,001	8,710	19,158

	$6,597,142	$220,040	$11,967,678	$294,410

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

Cash Flows

Our cash flows resulted in a net increase in cash of $53.2 million during the nine months ended September 30, 2012. The positive cash flows arose primarily due to our financing activities producing more cash than our operations or investments required during the period. Cash used by operating activities totaled $662.2 million during the nine months ended September 30, 2012, primarily due to growth in our inventory of mortgage loans acquired for sale. Cash used by operating activities totaling $80.5 million during the nine months ended September 30, 2011 reflects the effects of growth in our operating balance sheet accounts during that period.

Net cash used by investing activities was $54.5 million for the nine months ended September 30, 2012 primarily due to cash used for purchases of $411.4 million of mortgage loans at fair value and $112.2 million of MBS exceeding cash flows from repayments, sales and liquidations of our investments of $496.0 million. Similarly, during the nine months ended September 30, 2011, cash used by investing activities totaled $278.0 million owing to the substantial growth in our investments in distressed mortgage assets during that period.

Approximately 64% of our investments, comprised of non-correspondent lending mortgage loans, REO and MSRs, were nonperforming assets as of September 30, 2012. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the nine months ended September 30, 2012, we transferred $89.0 million of mortgage loans and advances to REO and realized cash proceeds from the repayments and sale of MBS, mortgage loans at fair values and REO totaling $189.2 million, $142.4 million and $114.3 million, respectively.

Our investing activities include the purchase of long-lived assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the net appreciation in value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and sale of the property securing the loans, many months after we record the revenues.

The following tables illustrate the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended September 30,
	2012			2011
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage Loans	$40,795	$4,423	$3,649	$49,421	$2,994	$8,543
REO	38,978	(3,954)	5,243	17,089	3,288	3,131

	$79,773	$469	$8,892	$66,510	$6,282	$11,674

	Nine months ended September 30,
	2012			2011
	Proceeds	Accumulated gains	Gain on liquidation(2)	Proceeds	Accumulated gains	Gain on liquidation(2)
	(in thousands)
Mortgage Loans	$133,903	$14,149	$14,985	$104,314	$7,212	$14,411
REO	114,278	(9,272)	16,849	46,410	7,649	8,291

	$248,181	$4,877	$31,834	$150,724	$14,861	$22,702

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized as of the date of sale or repayment of the respective asset.

The amounts included in accumulated gains and gain on liquidation do not include the cost of managing the liquidated assets. Rather, they include the amount of accumulated valuation gains and losses recognized throughout the holding period—which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the source of distress in the loan—and in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the liquidation period for individual assets.

Net cash provided by financing activities was $769.9 million for the nine months ended September 30, 2012 due to the net proceeds from sale of common shares of $606.8 million as well as increased borrowings used to finance growth in our inventory of mortgage loans acquired for sale, mortgage loans at fair value and our investment in MSRs. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent lenders, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

On August 22, 2012, the Company issued and sold 17,250,000 common shares in an underwritten public offering and received $357.2 million of proceeds, after the underwriting discount and estimated offering expenses and the reimbursement of net certain expenses. Proceeds from the issuance of these shares were used to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of the correspondent lending business, to acquire additional mortgage loans or other investments, including those under existing forward purchase agreements, and for general corporate purposes.

During the nine months ended September 30, 2012, the Company sold common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and under an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Pursuant to the Controlled Equity Offering Sales Agreement and the ATM Equity Offeringsm, The Company sold 2,800,710 of its common shares at a weighted average price of $18.58 per share, providing net proceeds to the Company of $51.0 million, net of sales commissions. The sales agents received a total of approximately $999,000, which represents an average commission of approximately 2.0% of the gross sales price.

We use debt financing, primarily through the use of repurchase agreements and forward purchase agreements, as a means of extending our balance sheet capacity. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the nine months ended September 30, 2012, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $727.3 million, and the maximum daily amount outstanding under such agreements totaled $1.1 billion. The difference between the maximum and average daily amounts outstanding was due to the continuing growth of our investments in these assets. The balance of borrowings under these facilities was $1.0 billion at September 30, 2012.

Forward purchase agreements represent agreements between us and a seller, pursuant to which we agree to purchase from the seller certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans. We record the transactions as a purchase of loans with a corresponding liability.

As of September 30, 2012 and December 31, 2011, we financed our investments in MBS, mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase and forward purchase agreements as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Assets financed	$1,857,681	$1,222,845
Total assets in classes of assets financed	$2,023,721	$1,283,954
Borrowings	$1,041,371	$812,357
Percentage of invested assets pledged	92%	95%
Advance rate against pledged assets	56%	66%

The decrease in the percentage of assets financed and advance rate against pledged assets at September 30, 2012 was primarily due to the use of proceeds from our sales of equity to pay down our borrowings pending investment of those proceeds.

As discussed above, all of our borrowings have short-term maturities:

•

The transactions relating to mortgage loans under agreements to repurchase mature between December 28, 2012 and October 29, 2013 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•

The transactions relating to REO are secured financings that mature on June 5, 2013 and provide for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the REO.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. These financial covenants currently include the following:

•

profitability at each of the Company and two of our subsidiaries, the Operating Partnership and PennyMac Mortgage Investment Trust Holdings I, LLC (“PMITH”), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PMC, for the prior three (3) calendar quarters;

•

a minimum of $20 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $12.5 million in unrestricted cash and cash equivalents at the Operating Partnership; a minimum of $7.75 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $7.5 million in unrestricted cash and cash equivalents at PMC;

•

a minimum tangible net worth for the Company of $400 million, plus 75% of the total net proceeds received by it in connection with equity issuances after August 18, 2011; a minimum tangible net worth for the Operating Partnership of $550 million; a minimum tangible net worth for PMITH of $195 million; and a minimum tangible net worth for PMC of the sum of (y) $65 million and (z) 50% of its positive quarterly income after November 2, 2010;

•	a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for the Operating Partnership and PMITH;

•	a maximum ratio of liabilities to tangible net worth, in each case related to other than newly originated mortgage loans, of less than 3:1 for PMC; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

When we have transactions relating to securities sold under agreements to repurchase, such transactions contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2012, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2012, all of our known contractual obligations mature within one year. As of September 30, 2012, we had on-balance sheet contractual obligations of $1.0 billion to finance assets under agreements to repurchase with maturities between November 5, 2012 and September 29, 2013. All agreements to repurchase that matured between September 30, 2012 and the date of this Report have been renewed, extended or repaid and are described in Note 17—Securities Sold Under Agreements to Repurchase at Fair Value, Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase and Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements.

On September 28, 2012, we entered into a Master Repurchase Agreement (the “Re-warehouse Facility”) with Credit Suisse First Boston Mortgage Capital LLC. Under the Re-warehouse Facility, we may sell and later repurchase, newly originated mortgage loans, in an aggregate principal amount of up to $50 million, for which our Operating Partnership provides financing to third party mortgage loan originators. The Re-warehouse Facility will be used to help finance our warehouse lending business. We had no balances owing under the Re-warehouse facility as of September 30, 2012.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of September 30, 2012:

Counterparty	Amount at risk (in thousands)
Citibank, N.A	$642,415
Credit Suisse First Boston Mortgage Capital LLC	72,706
Wells Fargo Bank, N.A	71,495
Bank of America, N.A	26,482
Barclays Bank PLC	8,985

$822,083

Management Agreement. Pursuant to the management agreement between PCM and us, we pay PCM a base management fee and may pay a performance incentive fee, both payable quarterly and in arrears. The base management fee is calculated at the annual rate of 1.5% of shareholders’ equity. “Shareholders’ equity” is defined as the sum of the net proceeds from any issuances of our equity securities since inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter; less any amount we pay for repurchases of our common shares (weighted for the time held during the measurement period); and excluding one-time events pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

Effective May 16, 2012, we amended our management agreement with PCM to change the way shareholders’ equity is measured for purposes of calculating the base component of our management fee.

Previously, the measure of shareholders’ equity excluded unrealized gains, losses or other non-cash items reflected in our financial statements. The management agreement was amended to base the management fee on shareholders’ equity computed using US GAAP. The method of measuring the performance incentive fee was not changed. The purpose of the amendment was to better align the Manager’s base management fee with our investment strategy, which, in the pursuit of attractive investment opportunities, has evolved to include nonperforming mortgage loans that generate unrealized gains and correspondent lending activity that produces non-cash income through the retention of MSRs. The amendment is expected to increase the amount of the base management fee payable by us to the Manager.

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

The base servicing fees for distressed loans range from 30 to 100 basis points per year of the unpaid principal balance of such loans. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts.

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

Mortgage Banking Services Agreement. Pursuant to the terms of a mortgage banking services agreement, PLS also provides us with certain mortgage banking services, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans. The fulfillment fee for such services is currently 50 basis points. Since November 1, 2010, we have collected interest income and a sourcing fee of three basis points for each mortgage loan we buy from a correspondent and sell to PLS for ultimate disposition to a third party where we are not approved or licensed to sell to such third party. During the quarter and nine months ended September 30, 2012, we recorded fulfillment fees totaling $17.3 million and $31.1 million, respectively.

We paid fees to PLS as described above and as provided in our loan servicing agreement, and recorded other expenses, including common overhead expenses incurred on our behalf by PCM and its affiliates in accordance with the terms of its management agreement.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value as of the dates presented, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
As of September 30, 2012:
Fair value	$978,724	$1,018,145	$1,055,280	$1,122,203	$1,125,060	$1,179,405
Change in fair value:
	$(111,241)	(71,821)	(34,686)	33,237	62,094	89,439
%	(10.21)%	(6.59)%	(3.18)%	2.96%	5.70%	8.21%
Change in fair value as of December 31, 2011	$(98,200)	$(64,841)	$(32,048)	$31,242	$61,429	$90,485

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$68,506	$66,012	$64,825	$62,562	$61,482	$59,707
Change in fair value:
$	$4,831	$2,337	$1,150	$(1,114)	$(2,194)	$(3,968)
%	7.59%	3.67%	1.81%	(1.75)%	(3.44)%	(6.23)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$70,449	$66,923	$65,266	$62,147	$60,678	$57,906
Change in fair value:
$	$6,773	$3,248	$1,591	$(1,528)	$(2,997)	$(5,770)
%	10.64%	5.10%	2.50%	(2.40)%	(4.71)%	(9.06)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$65,246	$64,461	$64,068	$63,283	$62,890	$62,105
Change in fair value:
$	$1,571	$785	$393	$(393)	$(785)	$(1,571)
%	2.47%	1.23%	62.00%	(0.62)%	(1.23)%	(2.47)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of September 30, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,667	$1,609	$1,581	$1,528	$1,502	$1,463
Change in fair value:
$	$114	$55	$27	$(26)	$(52)	$(91)
%	7.31%	3.54%	1.74%	(1.69)%	(3.32)%	(5.83)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,800	$1,670	$1,610	$1,501	$1,450	$1,357
Change in fair value:
$	$246	$116	$56	$(53)	$(104)	$(197)
%	15.82%	7.46%	3.63%	(3.43)%	(6.69)%	(12.70)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,607	$1,580	$1,567	$1,541	$1,528	$1,501
Change in fair value:
$	$53	$26	$13	$(13)	$(26)	$(53)
%	3.39%	1.70%	85.00%	(0.85)%	(1.70)%	(3.39)%

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

•	our success in winning bids to acquire loans or other investments;

•	the concentration of credit and real estate risks to which we are exposed;

•	the degree and nature of our competition;

•	changes in personnel and lack of availability of qualified personnel;

•	our dependence on PCM and PLS and potential conflicts of interest with PCM, PLS and their affiliated entities, and the performance of such entities;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to match the interest rates and maturities of our assets with our financing;

•	the costs and effectiveness of our hedging efforts in relation to our commitments to purchase, our inventory of mortgage loans acquired for sale and our investments in MSRs;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our mortgage loan investments and liquidate the resulting real estate in a timely and cost-effective manner or at all;

•	increased prepayments of the mortgages and other loans underlying our MBS, MSRs and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties and contingencies when measuring and reporting upon our financial condition and income;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs or government agencies such as the FHA or Veterans Administration;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act and any other legislative and regulatory changes that impact the business, operations or governance of publicly-traded companies;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 84 through 86 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2012, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A.	Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 9, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.10	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Description

10.11	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.21	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.22	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.23	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.26	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.28	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.29	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.30	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.31	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.32	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report filed on Form 10-K for the year ended December 31, 2011).

10.33	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit Description

10.34	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.35	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.36	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed June 5, 2012).

10.37	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.38	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.39	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.40	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.42	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.43	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.44	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.45	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.46	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.47	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed November 14, 2011).

10.48	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.49	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.50	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.51	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.52	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.53	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.54	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.55	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.56	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.57	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by references to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

Exhibit Number	Exhibit Description

10.58	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.59	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.60	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.61	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.62	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.63	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2012 and September 30, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarter and nine months ended September 30, 2012 and September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the quarter and nine months ended September 30, 2012 and September 30, 2011, and (v) the Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: November 8, 2012	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: November 8, 2012	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2012

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit Description

10.10	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.21	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.22	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.23	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.26	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.27	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.28	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.29	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.30	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.31	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.32	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report filed on Form 10-K for the year ended December 31, 2011).

10.33	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.34	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.35	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.36	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed June 5, 2012).

10.37	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.38	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.39	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.40	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.42	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.43	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.44	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.45	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.46	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.47	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed November 14, 2011).

Exhibit Number	Exhibit Description

10.48	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.49	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.50	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.51	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.52	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.53	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.54	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.55	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.56	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.57	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by references to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.58	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.59	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.60	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.61	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.62	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.63	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the quarter and nine months ended September 30, 2012 and September 30, 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarter and nine months ended September 30, 2012 and September 30, 2011, (iv) the Consolidated Statements of Cash Flows for the quarter and nine months ended September 30, 2012 and September 30, 2011, and (v) the Notes to the Consolidated Financial Statements.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.