Form 10-K
period 2012-12-31
PennyMac Mortgage Investment Trust
filed 2013-02-28
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2012 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by non-affiliates was $801,056,084 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 26, 2013, there were 58,906,706 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2013 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2012

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Report”) contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the residential finance and real estate markets specifically, whether the result of market events or otherwise;

•

events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	continued declines in residential real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	changes in personnel and lack of availability of qualified personnel;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities, and the performance of such entities;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to match the interest rates and maturities of our assets with our financing;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties and contingencies when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•

changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•

the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the creation of the Consumer Financial Protection Bureau (“CFPB”), its recently issued and future rules and the enforcement thereof by the CFPB;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•

changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of real estate investment trusts (“REITs”), or the exclusions from registration as an investment company);

•

limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Actual results could differ significantly from the projections and results discussed in the forward-looking statements due to the factors described under the caption “Risk Factors” and elsewhere in this Report. References in this Report to “we,” “our,” “us,” “PMT,” or the “Company” refer to PennyMac Mortgage Investment Trust and its consolidated subsidiaries, unless otherwise indicated.

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and began operations on August 4, 2009. We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (our “Operating Partnership”), and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership.

The management of our business and execution of our operations is performed on our behalf by subsidiaries of Private National Mortgage Acceptance Company, LLC (“PNMAC” or “PennyMac”), which was designed specifically to address the opportunities created in the markets for residential mortgage assets. Specifically:

•

We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PennyMac and an investment adviser registered with the Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, residential mortgage assets.

•

All of the loans we acquire in our correspondent lending operations are acquired, pooled for sale, sold and/or securitized on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”), which also subservices most of the loans we hold in our investment portfolio and all of the loans for which we retain the obligation to service as a result of our correspondent lending operations.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. residential mortgage market. We are presently focused on investing in the historically large volume of distressed mortgage loans available for acquisition from financial institutions and engaging in correspondent lending, whereby we acquire, pool and sell or securitize newly originated mortgage loans.

Correspondent lending includes the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines, pooling loans into mortgage-backed securities (“MBS”) and resale of the resulting securities into the secondary markets. We purchase government and government-sponsored entity (“GSE”) eligible loans and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under GSE guidelines. We then sell or securitize GSE eligible loans, which we sell or securitize through the GSEs on a servicing-retained basis whereby we retain the related mortgage servicing rights (“MSR”); government loans (insured by the FHA or guaranteed by the VA), which we sell to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which we sell to third parties, generally on a servicing-retained basis.

Our correspondent lending business has grown through purchases from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. The management team of PLS and PCM has prior experience with the majority of these mortgage originators. As of December 31, 2012, 140 sellers have been approved, primarily independent mortgage originators and small banks located across the United States. We purchased approximately $22.4 billion at fair value of loans in 2012, including $13.4 billion of conventional loans and $9.0 billion of government-insured loans. In the third quarter of 2012, with $6.3 billion in production, PMT was the fifth largest correspondent lender in the United States as ranked by Inside Mortgage Finance.

In our distressed investment activities, many of the mortgage loans are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Prior to the acquisition of loans or other assets, our Manager validates key information provided by the sellers that is necessary to determine the value of the asset. We then seek to maximize the value of the mortgage loans that we acquire. The objective for performing loans is value enhancement through effective “high touch” servicing, which is based on significant levels of borrower outreach and contact, and the ability to implement long-term, sustainable loan modification and restructuring programs that address borrowers’ ability and willingness to pay their mortgage loans. Alternatively, for nonperforming loans and real estate assets, the ability to effect property resolution in a timely, orderly and economically efficient manner is essential to generating attractive returns.

Through our management agreement with PCM and our loan servicing agreements with our loan servicers (primarily our affiliate, PLS), we work with borrowers to perform loss mitigation activities. For both performing and nonperforming loans we use loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) and workout options that we believe have the highest probability of successful resolution for both borrowers and our Company. Loan modification or resolution may include our accepting a reduction of the principal balances of certain mortgage loans in our investment portfolio. We expect these methods to increase our portfolio of performing loans, reduce default rates and enhance the value of loans in our portfolio. We believe that by using these methods, we can provide borrowers with long-term solutions that address their willingness and ability to pay their mortgage loans. Once we have improved the credit quality of a loan, we intend to monetize the enhanced value through various disposition strategies. When loan modifications and other efforts are unable to cure distressed loans, our objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

Our Manager specializes in acquiring distressed residential mortgage assets that are sold by financial institutions including banks, thrifts, and non-bank mortgage lenders. Since late 2009, our Manager has seen substantial volumes of nonperforming residential mortgage loans available for purchase from certain U.S. banks at significant discounts to their unpaid principal balances. Our Manager believes that there are several reasons these banks are motivated to sell nonperforming loans, including the following: the ability to release capital tied to nonperforming assets; the ability to relieve strain on their operations resulting from managing nonperforming loans and real estate acquired in settlement of loans (“REO”); the ability to reduce the percentages of their assets that are nonperforming, a key measure monitored by the banks’ regulators, investors, and other stakeholders; and the ability for these banks to manage perceptions of the continued drag on their overall performance from legacy distressed assets through controlled sales of nonperforming assets.

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

As our Manager, PCM conducts activities including developing our investment strategies, sourcing and acquiring mortgage loans and mortgage-related assets for our investment portfolio, and developing the appropriate approach to be taken by PLS for each loan as it performs its specialty servicing. As our loan servicer, PLS subservices the mortgage loans we acquire. PLS performs prime servicing with respect to the loans underlying our MSRs, which are generally prime credit quality with low delinquency and default rates. PLS also performs special servicing for the distressed whole loans we have acquired. Special servicing utilizes a “high touch” model to establish and maintain borrower contact and facilitate loss mitigation strategies. As part of its execution of PCM’s portfolio strategy, PLS may modify or refinance loans in our investment portfolio and originate loans to finance the sale of real estate we acquire in settlement of our loans. In addition, PLS provides mortgage banking services in support of our correspondent lending activities.

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

Our Manager and Our Servicer

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on residential mortgage loans. PCM also serves as the investment manager to two private investment funds, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. The combined net assets of the entities managed by PCM, including our shareholders’ equity, amounted to approximately $1.8 billion as of December 31, 2012.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of REO and financings to facilitate such sales. Servicing fee rates are based on the delinquency status and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other primary servicers and specialty servicers.

PLS’ servicing platform provides for significant borrower contact, which we refer to as “high touch,” and is designed to enable us to effectively implement programs that address borrower needs and maximize the value of our portfolio. PLS was established in February 2008 and also provides primary servicing and special servicing to the PennyMac funds and entities in which they have invested as well as third parties. PLS acted as the servicer for loans with an aggregate unpaid principal balance of approximately $28.2 billion as of December 31, 2012.

Our Manager’s senior management team has extensive experience in the residential mortgage industry and expertise across each of the critical capabilities that we believe are required to successfully acquire and manage both performing and nonperforming mortgage loans, including sourcing, valuation, due diligence, portfolio strategy, servicing (including modification and refinance fulfillment of outstanding loans and acquisition and liquidation of properties securing settled mortgage loans) and secondary marketing of restructured and re-performing loans. Our senior management team is supported by a dedicated team of employees at PLS and PCM.

We have no employees, and we do not pay our officers any cash compensation. Rather, under the management agreement, we pay PCM management fees quarterly in arrears, which include a “base” component and an “incentive” component. In addition, we pay PLS fees for servicing our loans and providing mortgage banking services in support of our correspondent lending activities, and we reimburse PCM and its affiliates for certain direct costs incurred on our behalf and for certain overhead expenses.

Our management fees are calculated on a quarterly basis. The management fees that we pay PCM have two components: a base component and a performance incentive component. Under our prior management agreement with PCM, which was effective during the periods presented in this Report, the terms of the two components were as follows:

•

Base component. The base component was calculated at the annual rate of 1.5% of shareholders’ equity (as defined in the management agreement). Effective May 16, 2012, we amended our management agreement with PCM to change the way that shareholders’ equity was measured for purposes of calculating the base component of our management fee. Previously, the measure of our shareholders’ equity excluded unrealized gains, losses or other non-cash items reflected in our financial statements. To better align the base component of the management fee with our investment strategy, we amended the management agreement to base the management fee on shareholders’ equity computed using United States generally accepted accounting principles, or U.S. GAAP. The effect of this modification had been to increase the base management fee that we pay to PCM since the agreement was amended.

•

Performance incentive component. The performance incentive fee was calculated at 20% per year of the amount by which “core earnings” (as defined in the management agreement, “core earnings” generally represented our net income, adjusted for the effects of unrealized gains and losses recognized in earnings), on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate.” Our “core earnings” did not exceed the 8% hurdle rate and we therefore did not recognize the incentive component of our management fees.

Effective February 1, 2013, we amended the terms of our management agreement with PCM. The amendment reduced the annual rate of the base component of the management fee applicable to shareholders’ equity in excess of $2.0 billion. It also changed the basis on which the performance incentive portion of our management fee is calculated from “core earnings,” as defined under the prior agreement, to a percentage of earnings as determined in accordance with U.S. GAAP exceeding a series of hurdles starting at 8%. As a result of this change, we expect to incur the performance incentive portion of our management fee in future periods. The management agreement is more fully described elsewhere in this Report in Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Contractual Obligations – Management Agreement.

Effective February 1, 2013, we also amended and restated our servicing agreement with PLS. The primary purpose of the amendment was to change the nature of the fees that we pay to PLS for loan servicing to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO. The servicing agreement is more fully described elsewhere in this Report in Off-Balance Sheet Arrangements and Aggregate Contractual Obligations - Contractual Obligations – Servicing Agreement.

Investment Strategy

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We seek to achieve this objective primarily by investing in mortgage loans, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances.

Correspondent Lending

Over the past few years, a number of large banks have exited or reduced the size of their correspondent lending businesses, creating an opportunity for non-bank entities to gain market share. We believe that we are well positioned to take advantage of this opportunity based on the management expertise of PLS and PCM in the correspondent lending business, the relationships with correspondent sellers, and the supporting systems and processes of PLS.

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

We rely on PCM’s expertise in identifying pools of distressed mortgage loans and other assets for acquisition. PCM’s sourcing and evaluation processes for potential acquisitions of residential mortgage loans and for mortgage-related assets are substantially similar. PCM makes investment decisions based on various factors, including expected cash yield, relative value, risk-adjusted returns, current and projected credit fundamentals, current and projected macroeconomic considerations, current and projected supply and demand, market risk, portfolio diversification, liquidity and availability and terms of financing, as well as maintaining our REIT qualification and our exclusion from registration under the Investment Company Act. The evaluation process with respect to residential mortgage-backed securities (“RMBS”) and other MBS also includes relative value analyses based on yield, credit rating, average life, effective duration, option-adjusted spreads, prepayment assumptions and credit expectations. Investment decisions with regard to the acquisition or disposition of any of our targeted assets are generally made by PCM’s investment committee. Our assets are not subject to any geographic diversification or concentration limitations except that we are concentrated in residential mortgage-related investments. We have established no limitations on the maturity, duration or credit rating of our assets.

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

Targeted Asset Classes

We invest primarily in residential mortgage loans and mortgage-related assets. Our targeted asset classes and the principal investments we make and/or expect to make in each class are as follows:

Asset class	Principal investments
Residential Mortgage Loans	• Newly originated mortgage loans
• Seasoned performing and nonperforming residential mortgage loans
Residential Mortgage-Backed Securities	• Agency RMBS
• Non-Agency RMBS, including investment-grade, non-investment grade classes and non-rated classes
Other assets and other MBS	• Real estate and real estate acquired in settlement of loans
• MSRs
• Excess servicing spread arising from MSRs
• Loans to finance mortgage loan inventory for mortgage lenders
• Mortgage-related derivatives, including, but not limited to, credit default swaps, options, futures and derivatives on MBS
• Commercial mortgage-backed securities (“CMBS”)
• United States Treasury securities

Over time, our targeted asset classes may change as a result of changes in the opportunities that are available in the market, among other factors. We may not invest in certain of the investments described above if we believe those types of investments will not provide us with attractive opportunities or if we believe other types of our targeted assets provide us with better opportunities.

Our Portfolios

Correspondent Lending

During the year ended December 31, 2012, we significantly increased our participation in the secondary mortgage market through the purchase for resale of newly originated mortgage loans (“correspondent lending”). In our correspondent lending activities, we acquire newly originated loans from mortgage lenders, sell the loans to an Agency or other third party, sell the loans to PLS in the case of government loans, or otherwise pool loans into MBS, sell the resulting securities into the MBS markets and retain the MSRs. During 2012, we purchased $22.4 billion at fair value of newly originated mortgage loans, compared to $1.3 billion during 2011.

Following is a summary of our correspondent lending activities:

	Year ended December 31,			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2012	2011	2010
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$13,463,121	$660,862	$9,249	$—
Government insured or guaranteed	8,969,220	623,540	20,810	—
Jumbo	10,795	34,361	—	—

	$22,443,136	$1,318,763	$30,059	$—

Fair value of correspondent lending loans in inventory at period-end	$975,184	$232,016	$3,966	$—

Gain on mortgage loans acquired for sale(1)	$147,675	$7,633	$18	$—

(1)	Gain on mortgage loans acquired for sale includes changes in the value of commitments to purchase loans or interest rate lock commitments (“IRLC”), changes in the value of mortgage loans purchased during the period from purchase through the date of sale and changes in the value of financial instruments purchased and sold to manage the risk of changes in value of our inventory of mortgage loans and IRLCs.

Investment Activities

Following is a summary of our acquisitions of mortgage investments (excluding purchases for resale of newly originated mortgage loans):

	Year ended December 31,			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2012	2011	2010
	(in thousands)
MBS	$112,211	$21,420	$91,141	$93,049
Distressed mortgage loans(1)(2)
Performing	128,221	52,256	33,745	26,046
Nonperforming	414,545	595,353	383,466	—

	542,766	647,609	417,211	26,046
REO	297	2,475	1,238	—
MSRs	134,702	6,079	—	—

	$789,976	$677,583	$509,590	$119,095

(1)	Performance status as of the date of acquisition.
(2)	$504.8 million and $577.6 million of our distressed asset purchases during the year ended December 31, 2012 and 2011, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2012	2011	2010	2009
	(in thousands)
MBS	$—	$72,813	$119,872	$83,771
Distressed mortgage loans:
Performing	404,016	209,599	86,242	26,046
Nonperforming	785,955	615,977	278,008	—

	1,189,971	825,576	364,250	26,046
REO	88,078	103,549	29,685	—
MSRs	126,776	6,031	—	—

	$1,404,825	$1,007,969	$513,807	$109,817

Our acquisitions have been primarily comprised of nonperforming loans rather than distressed performing loans. During the period from August 4, 2009 (commencement of operations) through December 31, 2011, PCM encountered a relatively higher volume of available nonperforming mortgage loan portfolios than distressed performing loan portfolios. In addition, the risk-adjusted returns for nonperforming loan portfolios have been more attractive than those for distressed performing loan portfolios.

PCM has worked to expand our sources of assets to position us to take advantage of market opportunities and market changes, such as when the mortgage market achieves more active levels of non-Agency securitization and when delinquency and foreclosure levels reduce closer to historical levels. Examples of such investments include:

•

Acquisition of MSRs or excess servicing spread from MSRs from financial institutions. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to improve the assets’ value. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

•

Pursuant to the terms of the MSR recapture agreement entered into with PLS effective February 1, 2013, if PLS refinances loans for which we previously created and held the MSRs through our correspondent lending activities, PLS is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated.

•

Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity results in attractive investment assets and will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

•

To the extent that we transfer correspondent lending loans into private label securitizations in the future, we may retain a portion of the securities and residual interests created in such securitization transactions.

Our Financing Strategy

We have pursued growth of our investment portfolio by using a combination of equity and borrowings. We have made borrowings in the form of borrowings under forward purchase agreements, sales of securities and nonperforming assets under agreements to repurchase, and lines of credit to finance loans purchased through our correspondent lending activities. We use borrowings to finance our investments and not to speculate on changes in interest rates.

During 2011 and 2012, we issued 11.5 million and 30.3 million of our common shares and received net proceeds totaling $197.4 million and $606.5 million, respectively, through a combination of underwritten share offerings and controlled equity offerings. We used the proceeds of these offerings to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of the correspondent lending business and for general corporate purposes.

Since 2010, we entered into or amended three master repurchase agreements with three money center banks totaling $700.0 million, to finance our investments in distressed assets. We also entered into a secured lending facility, which has since expired, with a money center bank in an aggregate amount of $40 million. Our objective is to use these facilities to finance nonperforming mortgage loan and real estate investments pending liquidation, sale, securitization or other structured financing. The aggregate principal amount outstanding under these facilities was $361.2 million as of December 31, 2012.

Since 2010, we also entered into six master repurchase agreements with five money center banks totaling $1.4 billion (of which $1.2 billion is committed), in order to fund newly originated prime mortgage loans purchased from correspondent lenders. The principal balance outstanding under these facilities was $894.9 million as of December 31, 2012.

During 2011, we entered into forward purchase agreements pursuant to which we agreed to purchase certain nonperforming assets and residential real property acquired in settlement of loans from one money center bank which purchased these assets from unaffiliated money center banks. We assumed all of the money center bank’s rights and obligations under its separate agreements with the unaffiliated money center banks. We recorded the transactions as purchases of loans. All borrowings under forward purchase agreements were repaid during the year ended December 31, 2012.

Our borrowings are made under agreements that include various covenants, including profitability, the maintenance of specified levels of cash, adjusted tangible net worth and overall leverage limits. Our ability to borrow under these facilities is limited by the amount of qualifying assets that we hold and that are eligible to be pledged to secure such borrowings. We are not otherwise required to maintain any specific debt-to-equity ratio, and we believe the appropriate leverage for the particular assets we finance depends on, among other things, the credit quality and risk of such assets. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our board of trustees has discretion to deviate from or change our financing strategy at any time.

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

Investment Allocation Policy

Investment opportunities in pools of mortgage loans that are consistent with our investment objectives, on the one hand, and the investment objectives of the PennyMac funds and other future entities or accounts managed by PCM, on the other hand, are allocated among us and the PennyMac funds and the other entities or accounts generally pro rata. This is and has been based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us, the PennyMac funds and any other relevant entities or accounts, or by assigning opportunities among the relevant entities such that investments assigned among us, such funds, entities or accounts are fair and equitable over time; provided that PCM, in its sole discretion, may allocate investment opportunities in any other manner that it deems to be fair and equitable. As of December 31, 2012, the commitment periods for the PennyMac funds had ended and the ability of the PennyMac funds to make new investments has therefore been reduced.

In the case of the allocation of investment opportunities, PCM considers a number of factors. These factors include:

•	investment objectives or strategies for particular entities or accounts;

•	tax considerations of an entity or account;

•	risk or investment concentration parameters for an entity or account;

•	supply or demand for an investment at a given price level;

•	size of available investment;

•	cash availability and liquidity requirements for an entity or account;

•	minimum investment size of an entity or account;

•	relative size or “buying power” of an entity or account;

•	regulatory considerations, including the potential impact on an entity’s status under the Investment Company Act, and, in our case, our REIT status; and

•	such other factors as may be relevant to a particular transaction.

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

As the investment programs of the various entities and accounts managed by PCM change and develop over time, additional issues and considerations may affect PCM’s and our allocation policy and PCM’s and our expectations with respect to the allocation of investment opportunities among the various entities and accounts managed by PCM. Notwithstanding PCM’s intention to effect fair and equitable allocations of investment opportunities, we expect that our performance will differ from the performance of the PennyMac funds and any other PennyMac-managed entity or account for many reasons, including differences in the legal or regulatory characteristics, or tax classification, of the entities or accounts or due to differing fee structures or the idiosyncratic differences in the outcome of individual mortgage loans.

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT under Sections 856 through 859 of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) beginning with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

Even though we have elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is conducted through, and a portion of our income is earned in, our TRS that is subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 25% of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

Competition

In our correspondent lending activities, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers. We compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees.

In acquiring distressed mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities. A number of these competitors may also be focused on acquiring distressed mortgage loans, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger balance sheets and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships than we can.

Because the availability of pools of distressed mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of residential mortgage loans and other assets or adversely influence our ability to “win” our bids for such assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

In the face of this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS’s special servicing expertise helps us to maximize the value of our residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues have contributed to the decision by certain financial institutions to exit or curtail their correspondent lending business and to reduce their portfolios of mortgage servicing rights. Not having a legacy portfolio or the same regulatory or capital issues may enable us to compete more effectively for attractive business or investment opportunities. However, we cannot assure you that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

We are managed by PCM pursuant to a management agreement. PLS provides servicing and special servicing for our portfolio of residential mortgage loans pursuant to a loan servicing agreement and fulfillment services in connection with our correspondent lending activities pursuant to a mortgage banking and warehouse services agreement. All of our officers are employees of PCM or its affiliates. We have no employees. As of December 31, 2012, PennyMac had 907 employees. See Our Manager and Our Servicer above.

Item 1A.	Risk Factors

Risks Associated with Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM, PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS is terminated.

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolio of residential mortgage loans, and under our mortgage banking and warehouse services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent lending business. The costs of these services increase our operating costs and may adversely affect our net income, but we rely on PCM and PLS to provide these services under these agreements because we have no in-house capability to handle the services independently.

No assurance can be given that the strategies of PCM, PLS or their affiliates under any of these agreements will be successful, that any of them will conduct complete and accurate due diligence or provide sound advice, or that any of them will act in our best interests with respect to the allocation of resources to our business. The failure of any of them to do any of the above, conduct the business in accordance with applicable laws and regulations or hold all licenses or registrations necessary to conduct the business as currently operated would materially and adversely affect our ability to continue to execute our business plan.

In addition, the terms of these agreements extend until February 1, 2017 (subject to automatic renewals for 18-month terms), but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and a suitable replacement is not secured in a timely manner, it would materially and adversely affect our ability to continue to execute our business plan.

If our management agreement or loan servicing agreement is terminated or non-renewed, we will have to obtain the services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking and warehouse services agreement, the services provided by PLS are inherently unique and not widely available, if at all. This is particularly true because we are not a Ginnie Mae licensed issuer or servicer yet we are able to acquire government mortgage loans from our correspondent sellers that we know will ultimately be purchased from us by PLS. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking and warehouse services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS for the correspondent business we currently enjoy.

PennyMac, the parent company of PCM and PLS, is undergoing significant growth and its development and integration of new operations may not be effective.

PennyMac’s significant growth since it commenced operations has caused significant demands on its operational, accounting and legal infrastructure, and increased expenses. The ability of PCM and PLS to provide us with the services we require to be successful depends, among other things, on the ability of PennyMac, including PCM and PLS, to maintain an operating platform and management system sufficient to address its growth. This may require PennyMac to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that PennyMac will be able to effectively integrate its expanding operations or that PennyMac will continue to grow successfully. PennyMac’s failure to do so could adversely affect the ability of PCM and PLS to manage us and service our mortgage loan portfolio, respectively, which would materially and adversely affect us.

The management fee structure could cause disincentive and/or create greater investment risk.

Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders’ equity (as defined in our management agreement) at the end of each quarter. As a result, significant base management fees would be payable to PCM for a given quarter even if we experience a net loss during that quarter. PCM’s right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, materially and adversely affect our ability to make distributions to our shareholders and the market price of our common shares.

Conversely, PCM is also entitled to receive incentive compensation under our management agreement based on our performance in each quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on our net income may lead PCM to place undue emphasis on the maximization of short-term income at the expense of other criteria, such as preservation of capital, maintenance of sufficient liquidity and/or management of market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier and more speculative.

The servicing fee structure could create a conflict of interest.

For its services under our loan servicing agreement, PLS is entitled to base servicing fees that we believe are competitive with those charged by primary servicers and specialty servicers and are calculated as fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of a loan. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In addition, to the extent we participate in HAMP (or other similar mortgage loan modification programs), PLS may be entitled to retain any incentive payments made to it in connection with our participation therein. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair value.

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

It is difficult and costly to terminate, without cause, our management agreement. Our management agreement provides that it may be terminated by us without cause under limited circumstances and the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause. PCM may also terminate our management agreement upon at least 60 days’ prior written notice if we default in the performance of any material term of our management agreement and the default continues for a period of 30 days after written notice to us, or where we terminate our loan servicing agreement, our mortgage banking and warehouse services agreement or certain other agreements with PCM or PLS without cause (at any time other than at the end of the current term or any automatic renewal term), whereupon in either case we would be required to pay to PCM a significant termination fee.

PCM and PLS both have limited liability and indemnity rights.

Our agreements with PCM and PLS provide that PCM and PLS will not assume any responsibility other than to provide the services specified in the applicable agreements. Our management agreement further provides that PCM will not be responsible for any action of our board of trustees in following or declining to follow its advice or recommendations. In addition, each of PCM and PLS and their respective affiliates, managers, officers, trustees, directors, employees and members will be held harmless from, and indemnified by us against, certain liabilities on customary terms.

Existing or future entities or accounts managed by PCM may compete with us for PCM’s time and services, and they may compete with us for, or may participate in, investments, any of which could result in conflicts of interest. BlackRock and HC Partners, PennyMac’s strategic investors, could compete with us or transact business with us.

Pursuant to our management agreement, PCM is obligated to supply us with our senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with the level of our activity. The members of our senior management team may have conflicts in allocating their time and services between us and other entities or accounts managed by PCM now or in the future, including the PennyMac funds. The failure of our senior managers to allocate appropriate time and services to us, or the loss of services of our senior managers for any reason, could adversely affect our business.

Although our agreements with PCM and PLS provide us with certain exclusivity and other rights and we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas the PennyMac funds and other entities or accounts that PCM manages now or may manage in the future are not, or may not be, as applicable, so limited. In addition, PCM and/or the PennyMac funds and the other entities or accounts managed by PCM now or in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

In addition, PennyMac’s strategic investors, BlackRock and HC Partners, each own significant investments in PennyMac. Affiliates of each of BlackRock and HC Partners currently manage investment vehicles and separate accounts that may compete directly or indirectly with us. BlackRock and HC Partners are under no obligation to provide us with any financial or operational assistance, or to present opportunities to us for matters in which they may become involved. We may enter into transactions with BlackRock or HC Partners or with market participants with which BlackRock or HC Partners has business relationships, and such transactions and/or relationships could influence the decisions made by PCM with respect to the purchase or sale of assets and the terms of such purchase or sale. Such activities could have an adverse effect on the value of the positions held by us, or may result in BlackRock and/or HC Partners having interests adverse to ours.

Negative publicity and media attention involving Countrywide Financial Corporation and certain of its former officers could have an adverse impact on PennyMac and us.

Certain of our and PennyMac’s officers, including Stanford L. Kurland, our chairman and chief executive officer, are former employees of Countrywide Financial Corporation, or Countrywide, which has been the subject of various investigations and lawsuits and ongoing negative publicity. We cannot assure you that any existing or future investigations, litigation or negative publicity involving Countrywide will not generate negative publicity or media attention for us or adversely impact us or PCM’s and PLS’s ability to conduct their respective businesses.

Risks Related to Our Business

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations.

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A material failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and damage our reputation, which could materially adversely affect our business, financial condition and results of operations.

Federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. PLS and service providers they use, including outside foreclosure counsel retained to process foreclosures, must also comply with these legal requirements.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies, (ii) the creation of the CFPB authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act, or TILA, aimed at improving consumer protections with respect to mortgage originations, including disclosures, originator compensation, minimum repayment standards, prepayment considerations appraisals and servicing requirements.

Our failure or the failure of PLS to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.

In addition, although they have not yet been enacted, the Federal Housing Finance Agency, or FHFA, proposed changes to mortgage servicing compensation structures in 2011 for servicing with GSEs, including reducing servicing fees and channeling funds toward reserve accounts for delinquent loans. Also, there continue to be changes in legislation, rulemaking and licensing in an effort to simplify the consumer mortgage experience which requires technology changes and additional implementation costs for loan originators. We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses, either to comply with applicable law or to satisfy our lenders and investors that we are in compliance with those laws, regulations and rules that are applicable to our business model. Any of these new, or changes in, laws, regulations or rules could adversely affect our business, financial condition and results of operations.

We may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders. The supply of distressed residential mortgage loans will likely recede as the economy improves.

There can be no assurance that we will be able to generate sufficient returns to pay our operating expenses and make distributions to our shareholders. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and expected movement of home prices, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. We also face substantial competition in acquiring attractive investments, both in our investment activities and correspondent lending activities.

In addition, as the current conditions in the mortgage market, the financial markets and the economy stabilize and/or improve, the availability of distressed residential mortgage loans that meet our investment objectives and strategies will likely recede, which could reduce our ability to invest in distressed mortgage assets. While we continue to pursue our correspondent lending activities and reevaluate our investment strategies with a view of maximizing the returns from our investment portfolio and identifying dislocations and opportunities in the mortgage market, there can be no assurance that any of our strategies will be successful.

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

The U.S. government, through the FHA, the Federal Deposit Insurance Corporation and the U.S. Treasury, has commenced or proposed implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These loan modification and refinance programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

We are highly dependent on U.S. government-sponsored entities, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by GSEs, government agencies, including Ginnie Mae, and others that facilitate the issuance of MBS, in the secondary market. These GSEs and Agencies play a critical role in the residential mortgage industry and we have significant business relationships with many of them. Presently, almost all of the newly originated conforming loans that we acquire from mortgage lenders through our correspondent lending activities qualify under existing standards for inclusion in mortgage securities backed by the GSEs or Ginnie Mae. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these GSEs on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

There is significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac since they were placed into conservatorship, there can be no assurance that additional funding will be provided within the required time periods or that the actions of the U.S. Treasury will be adequate for their needs. If such funding is not provided as required, the FHFA would be obligated to place Fannie Mae and Freddie Mac into receivership. Further, Fannie Mae or Freddie Mac could be placed into receivership at the discretion of the FHFA at any time under certain circumstances. If the actions of the U.S. Treasury are inadequate or pending repurchase requests by Fannie Mae and Freddie Mac to lenders prove unsuccessful, or if Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. In addition, the future roles of Fannie Mae and Freddie Mac remain uncertain. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. The elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with the GSEs, such as continued increases in the guarantee fees we are required to pay to the GSEs or possible limits on delivery volumes imposed upon us and other seller/servicers by one or more of the GSEs, could adversely affect our business, including our ability to sell and securitize GSE-eligible loans in our correspondent lending activities, and the performance, liquidity and market value of our investments.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent lending activities is highly dependent on the fact that the GSEs have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. If one or more of the GSEs were to start making these purchases and sales for their own accounts, our business and results of operations could be adversely affected.

Any discontinuation of, or significant reduction in, the operation of these GSEs or any significant adverse change in the level of activity of these GSEs in the primary or secondary mortgage markets or in the underwriting criteria of these GSEs could materially and adversely affect our business, liquidity, financial position and results of operations.

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

As the servicer under our repurchase agreements, PLS is also subject to various financial covenants, including those relating to tangible net worth, liquidity, profitability and its ratio of total liabilities to tangible net worth. PLS’s failure to comply with any of these covenants would generally result in a servicer termination event or event of default under one or more of our repurchase agreements. Thus, in addition to relying upon PCM to manage our financial covenants, we rely upon PLS to manage its own financial covenants in order to ensure our compliance with our repurchase agreements and our continued access to liquidity and capital. A servicer termination event or event of default resulting from PLS’s breach of its financial or other covenants could materially adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

Our repurchase agreements to finance nonperforming loans and other distressed mortgage assets are complex and difficult to manage. This is due in part to the nature of the underlying assets securing such financings, which do not produce consistent cash flows and which require specific activities to be performed at specific points in time in order to preserve value. Our inability to comply with the terms and conditions of these facilities could materially and adversely impact us.

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

We may in the future utilize other sources of borrowings, including bank credit facilities and structured financing arrangements, among others. The percentage of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. We also own REO, for which there is currently limited financing available and no assurance of available financing in the future.

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

We may not be able to raise the debt or equity capital required to finance our assets and grow our businesses.

The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including distressed loans, real estate acquired in settlement of loans, and MSRs, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for distressed loans and real estate acquired in settlement of loans, or our inability in the future to obtain debt financing for MSRs, could require us to seek equity capital that may be more costly or unavailable to us.

We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to obtain raise such capital or obtain financing on favorable terms could materially adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

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

Upon liquidation, holders of our debt securities and other loans and preferred shares would receive a distribution of our available assets before holders of our common shares. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional common shares and to issue preferred shares on the terms and for the consideration it deems appropriate. We have issued, and intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation through our “at-the-market” equity program.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, as well as any interest rate swaps that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. An increase in prevailing interest rates could adversely affect the volume of newly originated mortgages available for purchase in our correspondent lending activities. Changes in the level of interest rates also may affect our ability to make investments, the value of our investments (including our pipeline of mortgage loan commitments) and any related hedging instruments, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. In addition, with respect to the MSRs we own, decreasing interest rates may cause a large number of borrowers whose loans are being serviced by PLS to refinance, which may result in the loss of any such mortgage servicing business and associated write-downs of such MSRs. Any such scenario could materially and adversely affect us.

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

Competition for distressed assets may limit the availability of desirable investments and result in reduced risk-adjusted returns.

Our profitability depends, in part, on our ability to continue to acquire our targeted investments at favorable prices. As described in greater detail elsewhere in this Report, we compete in our distressed investment activities with other mortgage REITs, specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring distressed mortgage loans. Many of our competitors also have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

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

We are not an approved Ginnie Mae issuer and servicer, and an increase in the percentage of government loans we acquire could be detrimental to us.

We are not currently approved as a Ginnie Mae issuer and servicer. As long as we are unable to obtain approval as a Ginnie Mae issuer and servicer, we will be unable to produce or acquire Ginnie Mae MSRs. While PLS has agreed to negotiate in good faith with us to structure alternative arrangements whereby we can participate in the economics associated with government MSRs, there can be no assurance that any such arrangement will obtain government approval on favorable terms, or at all. In the absence of approval as a Ginnie Mae issuer and servicer or government approval of an alternative arrangement, we may continue to earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion of government loans. Any significant increase in the percentage of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

Our correspondent lending activities could subject us to increased risk of loss.

In our correspondent lending activities, we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PCM will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PCM may not be able to continue to source sufficient investment opportunities to justify the expenditure of such capital and other resources. In the event that PCM is unable to continue to source sufficient investment opportunities for this operation, there can be no assurance that we would be able to acquire such investments on favorable terms or at all, or that such investments, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these investments and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

In addition, we and PLS are subject to periodic examinations by state and other regulators, which can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we or PLS may lose our licenses. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we are not depository institutions, we and PLS do not benefit from exemptions to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are licensed or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed.

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

In addition, we and PLS are subject to periodic examinations by state and other regulators, which can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we or PLS may lose our licenses. Fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

A disruption in the MBS market could materially adversely affect our business, financial condition and results of operations.

In our correspondent lending activities, we deliver newly originated GSE-eligible mortgage loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices, which could materially adversely affect our business, financial condition and results of operations.

The industry in which we operate is highly competitive, and is likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition in acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other independent mortgage lenders and servicers. Many of these institutions generally have significantly greater resources and access to capital than we do, which gives them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent lending business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a correspondent lending business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non-bank participants. As more non-bank entities enter these markets, our correspondent lending activities may generate lower margins in order to effectively compete.

We may be subject to liability for potential violations of various lending laws, which could adversely impact our results of operations, financial condition and business.

Residential mortgage loan originators and servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on “high cost” loans. To the extent these originators or servicers fail to comply with applicable law and any of their residential mortgage loans become part of our assets, it could subject us, as an assignee or purchaser of the related residential mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected residential mortgage loans. Further, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses, any of which could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Compliance with changing regulation of corporate governance and public disclosure has and will continue to result in increased compliance costs and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules, regulations and agencies promulgated thereunder, the Sarbanes-Oxley Act of 2002 and SEC regulations, have created uncertainty for public companies and significantly increased the compliance requirements, costs and risks associated with accessing the U.S. public markets. Our management team has and will continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies; however, this will continue to lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications failures, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay the ability of PCM or PLS to provide services to our customers on our behalf. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology used to protect our customers’ personal information and transaction data. Despite efforts by PCM or PLS to ensure the integrity of their systems, it is possible that they may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of these systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future along with the industry’s increase in its reliance on the Internet and use of web-based product offerings.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of PCM’s or PLS’s systems or cyber security could cause serious negative consequences for our business, including significant disruption of our activities, misappropriation of our confidential information or that of our customers, or damage to PCM’s or PLS’s computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us, to PCM or PLS, or to our customers, loss of confidence in us, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition and results of operations.

The success and growth of our correspondent lending activities will depend upon PLS’s ability to adapt to and implement technological changes.

Our correspondent lending activities are currently dependent upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent lending process is becoming more dependent upon technological advancement. Maintaining and improving new technology and becoming proficient with it may also require significant capital expenditures by PLS. As these requirements increase in the future, PLS will have to fully develop these technological capabilities to remain competitive and its failure to do so could adversely affect our business, financial condition and results of operations.

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

The ability of the correspondent lender to repurchase a loan from us may be contingent on its ability to sell such loan in an amount sufficient to pay us the full repurchase price. There can be no assurance that the correspondent lender will be able to sell the loan for an amount sufficient to repay its borrowings from us, or at all. As a result, we are subject to the credit risk of our correspondent lenders. If the correspondent lender is unable to sell the loan and unable to repay its borrowings from us, there can be no assurance that any value we are able to realize through a sale or liquidation of the underlying loan will be sufficient to avoid a loss of all or a portion of the amount of the borrowing. Such losses could harm our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

We are authorized to invest in CMBS and may also invest in commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. Net operating income of an income producing property can be affected by a variety of factors, and if the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan plus advances made, which could have a material adverse effect on our cash flow from operations.

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

Our investments in mortgage loans and MBS also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) continued declines in the value of residential real estate; (ii) risks related to general and local economic conditions; (iii) possible lack of availability of mortgage funds for borrowers to refinance or sell their homes; (iv) overbuilding; (v) the general deterioration of the borrower’s ability to keep a rehabilitated nonperforming mortgage loan current; (vi) increases in property taxes and operating expenses; (vii) changes in zoning laws; (viii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (ix) casualty or condemnation losses; (x) uninsured damages from floods, earthquakes or other natural disasters; (xi) limitations on and variations in rents; (xii) fluctuations in interest rates; (xiii) fraud by borrowers, originators and/or sellers of mortgage loans; (xiv) undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and (xv) failure of the borrower to adequately maintain the property, particularly during times of financial difficulty. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

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

As part of our investment activities, we invest in subprime residential mortgage loans or RMBS backed by collateral pools of subprime residential mortgage loans, which are mortgage loans originated using underwriting standards that are less restrictive than the underwriting standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. Because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans or RMBS backed by subprime mortgage loans in which we invest could be correspondingly adversely affected, which could materially and adversely impact our business, financial condition, liquidity, and results of operations.

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

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. We generally acquire MSRs from the sale of mortgage loans where we assume the obligation to service the loan in connection with the sale transaction or we may purchase MSRs. Any MSRs we acquire are recorded at fair value on our balance sheet based upon significant estimates and assumptions. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of MSRs may be materially different than the fair values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

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

Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition and results of operations.

We cannot independently protect our MSR asset from borrower refinancing and are dependent upon PLS to do so for our benefit.

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer to us a portion of the MSRs relating to mortgage loans it refinances, we are not independently capable of protecting our MSR asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely on PLS to refinance mortgage loans in our servicing portfolio that would otherwise be targeted by third party lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently solicit our servicing portfolio. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR asset, decreasing its value and adversely impacting our business, financial condition and results of operations.

RMBS and CMBS investments are subject to significant risks.

We invest in RMBS and may invest in CMBS. RMBS evidence interests in or secured by pools of residential mortgage loans and CMBS evidence interests in or secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, RMBS and CMBS are subject to all of the risks of the respective underlying mortgage loans. In addition, the market value of mortgage securities will generally vary inversely with changes in market interest rates, declining when interest rates rise and rising when interest rates decline. However, mortgage securities, while having comparable risk of decline during periods of rising rates, usually have less potential for capital appreciation than other investments of comparable maturities due to the likelihood of increased prepayments of mortgages as interest rates decline.

Investments in subordinated loans and subordinated MBS could subject us to increased risk of losses.

We invest in subordinated loans and may invest in subordinated MBS. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan, and the unpledged assets of the borrower may not be sufficient to satisfy our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In the case of commercial mortgage loans where senior debt exists, the presence of intercreditor arrangements may also limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

In general, losses on an asset securing a mortgage loan included in a securitization will be borne first by the equity holder of the property, then by a cash reserve fund or letter of credit provided by the borrower, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinated security holder. In the event of default and the exhaustion of any equity support, reserve fund, letter of credit and any classes of securities junior to those in which we invest, we may not recover all or even a significant part of our investment, which could result in losses.

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

Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales, sales of REO and financings to facilitate such sales. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans is critical to our success, particularly given our strategy of maximizing the value of the mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we intend to invest and could increase our cost of doing business.

Legislation has been enacted and proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process, which could result in us being held responsible for such violations. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could materially and adversely affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations that will require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

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

In addition, certain issues, including “robo-signing,” have been identified recently throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. A substantial portion of our investments are nonperforming mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. While we have obtained assurances from PLS about its own practices relative to foreclosure proceedings and its proper use of affidavits, there can be no assurance that similar practices have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

Challenges to the MERS ® System could materially and adversely affect our business, results of operations and financial condition.

MERSCORP, Inc. is a privately held company that maintains an electronic registry, referred to as the MERS System, that tracks servicing rights and ownership of loans in the United States. Mortgage Electronic Registration Systems, Inc. (“MERS”), a wholly owned subsidiary of MERSCORP, Inc., can serve as a nominee for the owner of a mortgage loan and in that role initiate foreclosures and/or become the mortgagee of record for the loan in local land records. We, or PLS on our behalf, may choose to use MERS as a nominee. The MERS System is widely used by participants in the mortgage finance industry.

Several legal challenges have been made disputing MERS’s legal standing to initiate foreclosures and/or act as nominee in local land records. These challenges have focused public attention on MERS and on how loans are recorded in local land records. As a result, these challenges could negatively affect MERS’s ability to serve as the mortgagee of record in some jurisdictions. In addition, where MERS is the mortgagee of record, it must execute assignments of mortgages, affidavits and other legal documents in connection with foreclosure proceedings. As a result, investigations by governmental authorities and others into the servicer foreclosure process deficiencies referenced above may impact MERS. Failures by MERS to apply prudent and effective process controls and to comply with legal and other requirements in the foreclosure process could pose operational, reputational and legal risks that may materially and adversely affect us.

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

Many of our current investments are, and many of our future investments will not be, rated by any rating agency. Therefore, PCM’s assessment of the value and pricing of our investments may be difficult and the accuracy of such assessment is inherently uncertain. However, certain of our investments may be rated. If rating agencies assign a lower-than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would materially and adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

There are certain types of losses, generally of a catastrophic nature, that result from such events as earthquakes, floods, hurricanes, terrorism or acts of war, and that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

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

The values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of PCM, our company or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner’s ability to sell real estate, borrow using real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may materially and adversely affect the value of the relevant asset and/or our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.

When we purchase nonperforming assets or newly originated loans through our correspondent lending activities, our counterparty typically makes customary representations and warranties to us about such assets or loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under our mortgage loan purchase agreements. Further, the majority of our nonperforming assets owned as of December 31, 2012 were purchased from or through one or more subsidiaries of Citigroup Inc., creating a concentration of risk and a potential conflict of interest with one of our key sources of financing. Our inability to obtain indemnity or require repurchase of a significant number of loans could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In connection with our correspondent lending activities, we may rely on information furnished by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan acquisitions or from our business clients. Any such misrepresented information could adversely affect our business, financial condition and results of operations.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could materially and adversely affect our earnings.

As part of our correspondent lending activities, PLS re-underwrites a percentage of the loans that we acquire, and we rely upon PLS to ensure quality underwriting by our correspondent sellers, accurate third party appraisals, and strict compliance with the representations and warranties that we require from our correspondent sellers and that are required from us by our investors.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to the GSEs and other purchasers of mortgage loans are generally broader than those available to us against the originator or correspondent lender, and if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law, our staggered board of trustees and certain provisions in our declaration of trust could each inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”), applicable to a Maryland real estate investment trust may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of such common shares.

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

Because we are organized as a holding company that conducts its businesses primarily through our Operating Partnership and its wholly-owned subsidiaries, our status under the Investment Company Act is dependent upon the status of our Operating Partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. The securities issued to our Operating Partnership by subsidiaries excepted from the definition of “investment company” under Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act, together with any other investment securities owned by our Operating Partnership, may not have a value in excess of 40% of the value of our Operating Partnership’s total assets on an unconsolidated basis. While we will monitor our holdings to ensure continuing and ongoing compliance with this asset test, if the value of such securities exceeds such 40% threshold, or if one or more of such subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

In August 2011, the SEC solicited public comment through a concept release on a wide range of issues relating to the Section 3(c)(5)(C) exemption from the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage-related REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the exceptions and exclusions therefrom, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exclusion from the Investment Company Act, we could, among other things, be required to (a) restructure our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common shares, the sustainability of our business model, and our ability to make distributions to our shareholders, which could, in turn, materially and adversely affect our business and the market price of our common shares.

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

Our declaration of trust provides that, subject to the rights of holders of any series of preferred shares, a trustee may be removed only for “cause” (as defined in our declaration of trust), and then only by the affirmative vote of at least two-thirds of the votes entitled to be cast generally in the election of trustees. Vacancies generally may be filled only by a majority of the remaining trustees in office, even if less than a quorum, for the full term of the class of trustees in which the vacancy occurred. These requirements make it more difficult to change our management by removing and replacing trustees and may prevent a change in our control that is in the best interests of our shareholders.

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

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in TRSs may not represent more than 25% of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation.

The percentage of our assets represented by a TRS and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

No more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (at the end of each quarter). While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 25% of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 25% of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with both of these tests in all market conditions.

Dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

Recently enacted legislation provides for a 20% maximum tax rate for dividends paid by corporations to eligible domestic shareholders that are individuals, trusts or estates. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

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

We acquire and/or expect to acquire in the secondary market debt instruments for less than their face amount, MBS issued with original issue discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time, but our ability to benefit from that bad debt deduction would depend on our having taxable income in that later taxable year. This possible “income early, losses later” phenomenon could materially and adversely affect us and our shareholders if it were persistent and in significant amounts.

The share ownership limits applicable to us that are imposed by the Internal Revenue Code for REITs and our declaration of trust may restrict our business combination opportunities.

In order for us to maintain our qualification as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year following our first year. Our declaration of trust, with certain exceptions, authorizes our board of trustees to take the actions that are necessary and desirable to preserve our qualification as a REIT. Under our declaration of trust, no person may own more than 9.8% by vote or value, whichever is more restrictive, of our outstanding common shares or more than 9.8% by vote or value, whichever is more restrictive, of our outstanding shares of beneficial interest. Our board may grant an exemption to the share ownership limits in its sole discretion, subject to certain conditions and the receipt of certain representations and undertakings. These share ownership limits are based upon direct or indirect ownership by “individuals,” which term includes certain entities.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks will be excluded from gross income for purposes of the REIT gross income tests in certain instances. Generally, income derived from other types of hedging transactions will not be treated as qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

If our Operating Partnership failed to qualify as a partnership for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a partnership or an entity that is disregarded, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a partnership, it is not subject to U.S. federal income tax on its income. Instead, each of its partners, including us, is allocated its share of our Operating Partnership’s income. No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge its status as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution.

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and may limit the structures we utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. We may hold a substantial amount of assets in one or more TRSs that are subject to corporate income tax on its earnings, which may reduce the cash flow generated by us and our subsidiaries in the aggregate, and our ability to make distributions to our shareholders.

The taxable mortgage pool (“TMP”) rules may increase the taxes that we or our shareholders may incur, and may limit the manner in which we effect future securitizations.

Certain of our securitizations may likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a “qualified REIT subsidiary.” Prior to September 1, 2012, the requirement that a TMP be wholly-owned by a REIT to be a qualified REIT subsidiary means that we would be precluded from holding equity interests in such a TMP through our Operating Partnership if the TMP were a U.S. entity that would be subject to taxation as a domestic corporation, unless our Operating Partnership itself formed another subsidiary REIT to own the TMP. On August 31, 2012, the general partner of the Operating Partnership and the REIT jointly elected to revoke the general partner’s TRS election. As a result, after August 31, 2012, the general partner is no longer an entity that is regarded for income tax purposes and all of the interests in the Operating Partnership are treated as being owned by the REIT. Thus after August 31, 2012, the Operating Partnership is also treated as a disregarded entity for income tax purposes and any assets that it owns are treated as if they are directly owned by the REIT.

In the case of such wholly-REIT owned TMPs, certain categories of our shareholders, such as foreign shareholders otherwise eligible for treaty benefits, shareholders with net operating losses, and tax exempt shareholders that are subject to unrelated business income tax, could be subject to increased taxes on a portion of their dividend income received from us that is attributable to the TMP or “excess inclusion income.” In addition, to the extent that our shares are owned in record name by tax exempt “disqualified organizations,” such as certain government-related entities that are not subject to tax on unrelated business income, we may incur a corporate level tax on our allocable portion of excess inclusion income from such a wholly-REIT owned TMP. In that case and to the extent feasible, we may reduce the amount of our distributions to any disqualified organization whose share ownership gave rise to the tax, or we may bear such tax as a general corporate expense. To the extent that our shares owned by disqualified organizations are held in record name by a broker/dealer or other nominee, the broker/dealer or other nominee would be liable for the corporate level tax on the portion of our excess inclusion income allocable to the shares held by the broker/dealer or other nominee on behalf of disqualified organizations. While we intend to attempt to minimize the portion of our distributions that is subject to these rules, the law is unclear concerning computation of excess inclusion income, and its amount could be significant.

In the case of any TMP that would be taxable as a domestic corporation if it were not wholly-REIT owned, we would be precluded from selling equity interests in these securitizations to outside investors, or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes. This marketing limitation may prevent us from selling more junior or non-investment grade debt securities in such securitizations and maximizing our proceeds realized in those offerings.

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

Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property or on interests in real property.” Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS has recently issued a revenue procedure, Revenue Procedure 2011-16, that contains an example regarding the application of the interest apportionment regulation. The example interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2011-16 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the 75% REIT gross income test, and possibly the asset tests applicable to REITs. If we did not meet this test, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

With respect to the 75% REIT asset test, Revenue Procedure 2011-16 provides a safe harbor under which the IRS will not challenge a REIT’s treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. However, if the value of the real property securing the loan were to increase, the safe harbor rule of Revenue Procedure 2011-16, read literally, could have the peculiar effect of causing the corresponding increase in the value of the loan to not be treated as a real estate asset. We do not believe, however, that this was the intended result in situations in which the value of a loan has increased because the value of the real property securing the loan has increased, or that this safe harbor rule applies to debt that is secured solely by real property. Nevertheless, if the IRS took the position that the safe harbor rule applied in these scenarios, then we might not be able to meet the various quarterly REIT asset tests if the value of the real estate securing our loans increased, and thus the value of our loans increased by a corresponding amount. If we did not meet one or more of these tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of PennyMac, at 6101 Condor Road, Moorpark, California, 93021.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2012, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Company’s Common Stock, Related Stockholder Matters and Issuer Purchase of Equity Securities

Our common shares began trading publicly on July 30, 2009, and are listed on the New York Stock Exchange (Symbol: PMT). As of February 19, 2013, our common shares were held by 53,866 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2012

	Stock price		Cash dividends declared
Period Ended	High	Low
March 31, 2012	$19.23	$16.69	$0.55
June 30, 2012	$20.67	$17.46	$0.55
September 30, 2012	$23.52	$19.72	$0.55
December 31, 2012	$25.78	$21.69	$0.57

For the year ended December 31, 2011

	Stock price		Cash dividends declared
Period Ended	High	Low
March 31, 2011	$19.04	$17.93	$—
June 30, 2011	$18.62	$16.14	$0.42
September 30, 2011	$17.26	$15.82	$0.50
December 31, 2011	$17.50	$15.14	$0.50

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

The following table provides information as of December 31, 2012 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	665,617	$—	4,100,000
Equity compensation plans not approved by security holders(2)	—	—	—

Total	665,617	$—	4,100,000

(1)	Represents our 2009 equity incentive plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

	Year ended December 31,			Period from August 4, 2009 (commencement of operations) to December 31, 2009
	2012	2011	2010
	(in thousands, except per share data)
Condensed Statements of Operations:
Net investment income:
Net gain on mortgage loans acquired for sale	$147,675	$7,633	$18	$—
Net gain on investments	103,649	82,643	27,428	152
Interest income	72,441	36,148	14,574	2,149
Loan origination fees	10,545	1,085	23	—
Other	858	1,105	2,011	—

	335,168	128,614	44,054	2,301

Expenses:
Loan fulfillment fees	62,906	1,747	—	—
Interest	31,642	16,946	826	—
Loan servicing	20,180	15,364	3,200	—
Management fees	12,436	6,740	4,878	1,981
Other	21,182	15,322	8,124	2,203

	148,346	56,119	17,028	4,184

Income (loss) before provision for income taxes	186,822	72,495	27,026	(1,883)
Provision for income taxes	48,573	8,056	2,543	—

Net income (loss)	$138,249	$64,439	$24,483	$(1,883)

Condensed Balance Sheets:
Investments:
Short-term investments	$39,017	$30,319	$—	$213,628
United States Treasury security	—	50,000	—	—
Mortgage-backed securities at fair value	—	72,813	119,872	83,771
Mortgage loans acquired for sale at fair value	975,184	232,016	3,966	—
Mortgage loans at fair value	1,189,971	696,266	364,250	26,046
Mortgage loans under forward purchase agreements at fair value	—	129,310	—	—
Real estate acquired in settlement of loans	88,078	80,570	29,685	—
Real estate acquired in settlement of loans under forward purchase agreements	—	22,979	—	—
Mortgage servicing rights	126,776	6,031	—	—

	2,419,026	1,320,304	517,773	323,445
Other assets	140,637	65,758	71,322	1,001

Total assets	$2,559,663	$1,386,062	$589,095	$324,446

Borrowings:
Assets sold under agreements to repurchase	$1,256,102	$631,313	$248,624	$—
Note payable secured by mortgage loans at fair value	—	28,617	—	—
Borrowings under forward purchase agreements	—	152,427	—	—

	1,256,102	812,357	248,624	—
Other liabilities	102,225	27,688	20,558	10,648

Total liabilities	1,358,327	840,045	269,182	10,648

Shareholders’ equity	1,201,336	546,017	319,913	313,798

Total liabilities and shareholders’ equity	$2,559,663	$1,386,062	$589,095	$324,446

Per Share Data:
Earnings (loss):
Basic	$3.14	$2.41	$1.46	$(0.11)
Diluted	$3.14	$2.41	$1.44	$(0.11)
Cash dividends:
Declared	$2.22	$1.42	$1.19	$—
Paid	$2.22	$1.84	$0.77	$—
Period-end:
Share price	$25.29	$16.62	$18.15	$17.18
Book value	$20.39	$19.22	$19.01	$18.75

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion includes forward-looking statements concerning future events and performance of the Company, which are subject to certain risks and uncertainties as discussed above in the section entitled Special Note Regarding Forward-Looking Statements and in Item 1A of this Report, entitled Risk Factors.

Overview

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage assets and acquiring, pooling, securitizing and/or selling newly originated prime credit quality residential mortgage loans (“correspondent lending”).

We believe that there is a need for mortgage originators to find outlets to sell government-sponsored entity (“GSE”) eligible, government-insured, and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under GSE guidelines. These opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for (a) sale to participating GSEs such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), and (b) the securitization through Government National Mortgage Association (“Ginnie Mae”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”). The opportunities also include the purchase and sale or securitization of jumbo conventional loans underwritten to GSE guidelines other than with respect to the maximum loan amount. Accordingly, our Manager, PCM, has built a correspondent lending operation whereby we purchase newly originated GSE eligible loans, which we sell or securitize through the GSEs on a servicing-retained basis and whereby we retain the related MSRs; government-insured loans (insured by the FHA or guaranteed by the VA), which we sell to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which we sell to third parties, generally on a servicing-retained basis.

During the year ended December 31, 2012, we purchased mortgage loans with fair values totaling $22.4 billion in furtherance of our correspondent lending strategy. We received MSRs as proceeds on sale of mortgage loans with fair values totaling $134.7 million during the year ended December 31, 2012 and held MSRs with carrying values of $126.8 million as of December 31, 2012. To the extent that we purchase loans that conform to standards to be FHA-insured or VA-guaranteed, we sell such loans to PLS, which is a Ginnie Mae approved issuer and seller/servicer. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement. We held an inventory of mortgage loans acquired for sale totaling $975.2 million at December 31, 2012. To the extent that we transfer these loans into securitizations in the future, we intend to retain a portion of the securities and residual interests created in the securitization transaction.

We acquire distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks, mortgage companies and insurance companies and direct acquisitions or participations in structured transactions. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan. During the year ended December 31, 2012, we purchased $542.8 million of distressed mortgage loans and received proceeds from payoffs and sales from our portfolio of distressed mortgage loans totaling $184.2 million.

We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation including:

•

Acquisition of MSRs or excess servicing spread from MSRs from financial institutions. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to improve the assets’ value. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

•

Pursuant to the terms of the MSR recapture agreement entered into with PLS effective February 1, 2013, if PLS refinances loans for which we previously created and held the MSRs through our correspondent lending activities, PLS is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated.

•

Acquisition of REIT-eligible MBS. We purchased $112.2 million of MBS during the year ended December 31, 2012. We also sold all of our investment in MBS during the year ended December 31, 2012. We held no MBS at December 31, 2012.

•

Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

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

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities are conducted in a TRS, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes will be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During 2012, the U.S. economy continued its pattern of modest growth as reflected in recent economic data. Real U.S. gross domestic product, as reported by the Bureau of Economic Analysis, expanded at an annual rate of 2.2% for 2012 as compared to a revised 1.8% annual rate for 2011. The seasonally adjusted national unemployment rate, as reported by the Bureau of Labor Statistics, was 7.8% at December 31, 2012, the fourth consecutive month the rate was below 8% and equaling the previous lowest rate for the year, and compares to an unemployment rate of 8.5% at December 31, 2011. Declining unemployment may, however, be partially reflective of a declining workforce labor participation rate. Before declining below 8% as of September, 2012, the persistently high monthly unemployment rate above 8% since February 2009 continues to be reflected in high delinquency rates on single family residential mortgage loans. As reported by the Federal Reserve, during the first three quarters of 2012 charge-off and delinquency rates on loans and leases at commercial banks ranged from a low of 10.28% for the first quarter to a high of 10.77% for the third quarter, a modest reduction from the recent high of 11.25% during the first quarter of 2010.

Residential real estate activity appears to be modestly improving. The seasonally adjusted annual rate of existing home sales for December 2012, as reported by the National Association of Realtors® (“NAR”), was 12.8% higher than for December 2011. The national median existing home price for all housing types in December 2012, as reported by the NAR, was $180,800, an 11.5% increase from December 2011, and represents the 10th consecutive month of year-over-year price gains as well as the largest year-over-year price increase reported in any one month since November 2005. Foreclosure filings, as reported by RealtyTrac, on a national level decreased 3% during 2012 as compared to 2011 and 36% from the foreclosure filings peak in 2010 with December 2012 filings representing a 68 month low. However, foreclosure activity in 2012 increased from 2011 in 25 states, primarily those states with longer judicial foreclosure processes as lenders began catching up with their foreclosure backlogs. Nationwide, the average time to foreclose increased to 414 days during the fourth quarter of 2012 from 348 days in the fourth quarter of 2011. As of January, 2013, 26% of all homes with outstanding mortgages had a balance owed that was at least 25% more than the value of the homes collateralizing such loans, down from 28% of all homes with outstanding mortgages in January, 2012 as reported by RealtyTrac.

Thirty-year fixed rate mortgage interest rates ranged from a high of 4.08% to a low of 3.31% during 2012 with the low of 3.31% representing an all-time record low for the thirty-year fixed rate mortgage (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey). The average annual interest rate for the thirty-year fixed rate mortgages in 2012 was 3.66% compared to 4.45% in 2011.

Our Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During 2012, our Manager reviewed 96 mortgage loan pools with unpaid principal balances totaling approximately $19.7 billion and one pool of real estate acquired in settlement of loans totaling approximately $30.1 million. This compares to our Manager’s review of 88 mortgage loan pools with unpaid principal balances totaling approximately $13.6 billion during 2011. We acquired distressed mortgage loans with fair values totaling $542.8 million and $647.6 million during the years ended December 31, 2012 and 2011, respectively.

We believe that the shifting investment and operational priorities of banks and other traditional mortgage lenders have created additional opportunities for our business. Under current market conditions, these opportunities include the purchase from mortgage lenders of newly originated mortgage loans that are eligible for sale to an Agency. These opportunities also include the purchase of newly originated mortgage loans that can be resold in the non-Agency whole loan market or securitized in the private label market as well as providing inventory financing to originators of such loans. Residential mortgage originations increased in 2012 due to, among other things, government quantitative easing programs that have helped drive primary mortgage interest rates to historic lows, government refinance programs such as HARP, and a recovering housing market. However, despite this recent growth, origination volumes remain well below pre-recession levels (high of $3.8 trillion in 2003). According to the Mortgage Bankers Association, total residential mortgage originations in the United States were expected to reach $1.8 trillion in 2012, 71% of which were expected to be refinancings. This represents an increase of 22% over the originations in 2011. The refinance-driven origination growth is expected to change in the next two years as refinance volume drops and purchase volume gradually recovers. During the years ended December 31, 2012 and 2011, we acquired approximately $22.4 billion and $1.3 billion, respectively, in fair value of newly originated mortgage loans and received proceeds of approximately $21.7 billion and $1.1 billion, respectively, on the sale of loans.

Reporting Metrics and Prospective Trends

We expect our results of operations to be affected by various factors, many of which are beyond our control. Our primary sources of income are from:

•	Gains on mortgage loans acquired for sale, including commitments to purchase or originate mortgage loans and the related hedging instruments

•	Net gains on investments

•	Interest income

•	Loan origination fees

•	Net servicing income

Gain on Mortgage Loans Acquired for Sale

When we sell our mortgage loans, we record a gain or loss which is determined by the nature and terms of the transaction. The gain or loss that we realize on the sale of loans acquired through our mortgage lending activities is primarily determined by the price paid for purchased loans or the terms of originated loans, the effect of any hedging and other risk management activities that we undertake, the sales price of the loan and the value of any MSRs received in the transaction. Gain on mortgage loans acquired for sale is significantly influenced by mortgage loan prepayment activity which is, in turn, significantly influenced by the level and direction of mortgage interest rates. Certain of these factors are beyond our control.

Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs. We also provide an estimate of the losses we expect to incur relating to representations and warranties that we make to the investors.

We recognize the fair value of loan commitments we make to correspondent lenders to purchase loans. We refer to these commitments as IRLCs. We recognize the value of these commitments upon their issuance, which is generally before we purchase the mortgage loans subject to the commitment. We presently issue IRLCs with commitment periods ranging to sixty days. The value that we assign to an IRLC is estimated based on our estimated gain on sale of a mortgage loan funded under the commitment, adjusted for the probability that the loan will be purchased within the terms of the IRLC. The IRLC is subject to changes in fair value as the loan approaches funding, as market interest rates for similar loans change and as our assessment of the probability of the funding of mortgage loans at similar points in the origination process changes. The value of an IRLC can be either positive or negative, depending on the relationship of the mortgage loan’s interest rates to current market rates for similar mortgage loans.

The primary factor influencing the probability that the loan will fund within the terms of the IRLC is the change, if any, in mortgage interest rates subsequent to the commitment date. In general, the probability of funding increases if current rates rise and decreases if current rates fall. This is due primarily to the relative attractiveness of current mortgage interest rates compared to the correspondent lender’s committed rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source of the application, age of the application, purpose of the loan (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage interest rates fall. These closing ratio estimates are used to calculate the aggregate balance of loans that we expect to fund within the terms of the IRLCs.

We manage the risk created by IRLCs relating to mortgage loans and by our inventory of mortgage loans acquired for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are accounted for as derivative financial instruments.

We account for our derivative financial instruments as free-standing derivatives. We do not designate our forward sale agreements or options and futures for hedge accounting. We recognize all of our derivative financial instruments on the balance sheet at fair value with changes in the fair value being reported in current period income as a component of net gain on mortgage loans acquired for sale.

We also provide for our estimate of the fair value of future losses that we may be required to incur as a result of our breach of representations and warranties provided to the purchasers of the loans we have sold. The representations and warranties require adherence to investor or insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer from its related losses. In such cases, we bear any subsequent credit loss on the mortgage loans. Our losses from representations and warranties may be reduced by any recourse that we have to correspondent lenders that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we generally have the right to seek a repurchase or indemnity from that originator.

We record a provision for losses relating to representations and warranties as part of our loan sale transactions. The method we use to estimate our liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and continually update our liability estimate.

The level of the liability for losses from representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor repurchase demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans that we have sold to date represents the maximum exposure to repurchases related to representations and warranties.

We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of future losses to be incurred relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe that our current estimates adequately approximate the future losses to be incurred on our servicing portfolio of mortgage loans sold subject to such representations and warranties.

Net Gains on Investments

Realized Gain or Loss. When we sell our mortgage loans, REO or securities, we record a gain or loss which is determined by the nature and terms of the disposition transaction. When a mortgage loan is satisfied through a full or partial payoff, the amount of gain or loss recorded represents the difference between the amount received and the fair value of the loan at the beginning of the month in which the payoff is received. Gain or loss on the sale of REOs is determined by the difference between the net proceeds and the carrying value of the property at the date the property is sold.

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

Unrealized Gain or Loss. Many of our assets, including our mortgage loans and securities, are carried at fair value. Accordingly, changes in the fair value affect the results of our operations for the period in which such change in value occurs, and these changes may be material. Changes, and the expectation of future changes, in home prices are major determinants of the value of residential mortgage loans. These factors are beyond our control.

Interest Income

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

Loan origination fees

Loan origination fees represent fees we charge to correspondent lenders as part of our loan acquisition activities. We deduct the loan origination fees from the proceeds we pay the correspondent lenders on the date of purchase of the respective loans.

Net Servicing Income

Net servicing income includes the fees that we earn as well as the amortization, impairment and changes in fair value that we recognize from holding MSRs. A significant component of our net servicing income is driven by the changes in the fair value of the MSRs that we hold. Changes in the fair value of MSRs are significantly influenced by prepayment expectations and actual prepayments relating to the underlying loans that are, in turn, primarily influenced by mortgage interest rate expectations.

Valuation, Amortization, Impairment and Change in Estimated Fair Value of Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans.

How much of the MSR we realize in cash depends upon how our initial estimates of the future cash flows accruing to the MSRs are realized. As economic fundamentals influencing the loans change, our estimate of the fair value of the related MSR we retain will also change. As a result, we will record changes in fair value as a component of net servicing income for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its amortized cost at the measurement date.

After the initial recognition of MSRs, we account for such assets based on the initial interest rates of the mortgage loans underlying the respective MSRs. We account for MSRs differently based on whether the interest rates of the mortgage loans underlying such assets are above 4.5% because we have concluded that mortgage loans with initial interest rates of 4.5% or less present different risks to us than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and, therefore, require a different risk management approach. Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of 4.5% or less are generally aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

We account for MSRs relating to mortgage loans with initial interest rates of more than 4.5% at estimated fair value. Changes in the fair value of MSRs carried at fair value are included in current period income as a component of net servicing income.

We account for MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% using the amortization method. Under the amortization method, we amortize the cost of MSRs in proportion to, and over the period of, net servicing income for the mortgage loans underlying the respective assets.

We also evaluate MSRs accounted for using the amortization method with reference to the assets’ fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current period earnings and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, we stratify the assets by predominant risk characteristic including loan type (fixed-rate or adjustable-rate) and note rate. We stratify fixed-rate loans into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

We periodically review the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When we deem recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of net servicing income.

We manage the impairment risk created by holding MSRs in part through the purchase and sale of MBS options and futures. Such agreements are accounted for as derivative instruments.

We account for our derivative financial instruments as free-standing derivatives. We do not designate our forward sale agreements or options and futures for hedge accounting. We recognize all of our derivative financial instruments on the balance sheet at fair value with changes in the fair value being reported in current period income as a component of net gain on mortgage loans acquired for sale.

Expenses

Under our management agreement with PCM, we incur base management and performance incentive fees that are determined based upon our equity and profitability, among other factors. Under our loan servicing agreement with PLS, we incur loan servicing, origination and other fees that are determined by the size of our mortgage loan portfolio, the delinquency status and characteristics of our loans, and the volumes of mortgage loan and property resolution events, among other factors. In connection with our correspondent lending business, we procure certain mortgage banking services from PLS, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the mortgage loans we sell to non-affiliates.

We also incur ongoing operating and administrative expenses necessary to conduct our business. In connection with investigating portfolios for investment, we are obligated to reimburse PCM’s upfront expenses related to due diligence, credit and collateral evaluation and the costs to board the loans onto PCM’s and PLS’s systems. In some cases, these costs may not be recoverable from the selling party if PCM’s bidding efforts are not successful.

Other Factors Influencing Our Results

Prepayment Speeds. Prepayment speeds, as reflected by the constant prepayment rate, vary according to interest rates, the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn loan servicing fees and interest income. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the period over which we earn loan servicing fees and interest income.

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

Changing Home Prices. The state of the real estate market/home prices will determine proceeds from sale of real estate acquired in settlement of loans and the value of distressed loans. While we make extensive efforts at anticipating real estate price trends and estimate those trends’ effects on the valuations of our portfolios of mortgage loans and real estate acquired in settlement of loans, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of real estate acquired in settlement of loans. Conversely, declining real estate prices are expected to negatively affect our results of real estate acquired in settlement of loans. Likewise, expectations of rising home prices generally positively influence our estimates of the fair value of our distressed mortgage loans and declining home prices generally negatively influence our estimates of the fair value of our distressed mortgage loans. We cannot predict future home prices with any certainty.

Risk Management Effectiveness—Credit Risk. We are subject to the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio, particularly those that are nonperforming. Additionally, we may purchase all classes of certain RMBS securities for the purpose of maintaining our exclusion from the Investment Company Act, and thereby will have the credit exposure on all of the loans underlying these RMBS. Before the purchase of these securities, we intend to conduct due diligence that allows us to identify loans that do not meet our credit standards based on loan-to-value ratios, borrowers’ credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. In the event that we identify such loans, we intend to either price the securities to our expectation of value or decline to purchase the RMBS.

Risk Management Effectiveness—Interest Rate Risk. Since changes in interest rates may significantly affect our activities, our operating results will depend, in large part, upon our ability to effectively manage interest rate risks and prepayment risks while maintaining our status as a REIT and our exclusion from the Investment Company Act. Such risks include the risk arising from the change in value of our inventory of mortgage loans acquired for sale and commitments to fund mortgage loans and related hedging derivative instruments, as well as the effects of changes in interest rates on the value of our investment in MSRs.

Liquidity. Our ability to operate profitably is dependent on both our access to capital to finance our assets, our ability to profitably sell mortgage loans acquired through our correspondent lending activities and our ability to manage distressed assets acquired through our investment activities. An important source of capital for the residential mortgage industry is warehouse financing facilities. These facilities provide funding to mortgage loan producers until the loans are sold to investors or securitized in the secondary mortgage loan market. Our ability to hold loans pending sale and/or securitization and loans held for investment depends, in part, on the availability to us of adequate financing lines of credit at suitable interest rates.

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

Critical Accounting Policies

We have identified what we believe are our most critical accounting policies to be the following:

Valuation of Financial Instruments

We have elected to record our financial assets at fair value and group them in three levels, based on the markets in which the assets are traded and the observability of the assumptions used to determine fair value. These levels are:

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

We incorporate lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed loans or non-Agency, non-conforming mortgage loans, we use a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

Mortgage-Backed Securities

MBS fair values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

•	Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS is estimated based on quoted market prices for similar securities.

•

Non-Agency MBS are categorized as “Level 3” financial statement items. We categorize our investments in non-Agency MBS as “Level 3” fair value financial statement items due to their illiquidity and the present lack of an active market for such securities. Fair value of non-Agency MBS is estimated using nonaffiliate broker indications of value. For indications of value received, the our Manager’s Financial Analysis and Valuation group (the “FAV group”) reviews the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by the Manager. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to our Manager’s valuation committee as part of its review and approval of monthly valuation results. Our Manager has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

The significant unobservable inputs used in the fair value measurement of our non-Agency MBS are discount rates, prepayment speeds, default speeds and the total expected future loss in comparison to the current balance of outstanding collateral (or “collateral remaining loss percentage”). Significant changes in any of those inputs in isolation could result in a significant change in fair value measurement. Changes in these assumptions are not directly related, as they may be separately affected by changes in collateral characteristics and performance, servicer behavior, legal and regulatory actions, economic and housing market data and market sentiment.

We recognize interest income on MBS over the life of the security using the interest method. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. We update our estimates of future cash flows monthly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. These estimates are difficult to predict and are subject to future events that will likely affect the realization of our estimates and interest income. Changes in fair value arising from other factors are recognized as a component of Net gain (loss) on investments.

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

•

Mortgage loans that are saleable into active markets are categorized as “Level 2” fair value financial statement items and their fair values are estimated using their quoted market price or market price equivalent.

•

Loans that are not saleable into active markets are categorized as “Level 3” fair value financial statement items, and their fair values are estimated using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities. The estimates of value are developed by our Manager’s FAV group and are reviewed and approved by PCM’s senior management valuation committee.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value financial statement item. Fair value of REO is determined by using a current estimate of value from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. Changes in fair value and gains and losses on sale of REO is recognized in the consolidated statement of operations under the caption Results of real estate acquired in settlement of loans.

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

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. We receive a servicing fee generally of 0.25% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. We generally receive other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties and we are generally entitled to retain the interest earned on funds held pending remittance for mortgagor principal, interest, tax and insurance payments. We also generally have the right to solicit the mortgagors for other products and services, such as second mortgages and insurance, as well as for new mortgages for those considering refinancing or purchasing a new home.

The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our earnings. MSR values are estimated by our Manager’s FAV group and are reviewed and approved by its senior management valuation committee. Therefore, we classify our MSRs as “Level 3” fair value financial statement items.

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

We periodically assess MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, we recognize the impairment in current-period earnings and adjust the carrying value of the MSRs through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current-period earnings and we adjust the carrying value of the MSRs through a reduction in the valuation allowance. Value is not increased above amortized cost.

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

Amortization and impairment of MSRs are included in current period income as a component of Net servicing income.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net servicing income.

Recourse Liability

Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, have sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that originator.

We record a provision for losses relating to our representations and warranties as part of our loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and continually update our liability estimate.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties.

We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of future losses to be incurred relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Investment Consolidation

We evaluate every investment with reference to the underlying entity that issued the loans or securities we acquire to determine whether to include the investment in our consolidated reporting group. We perform a similar analysis for each entity with which we make an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity (“VIE”).

With certain exceptions, VIEs are subject to consolidation if the investors do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, or are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are consolidated by the entity that is deemed the primary beneficiary of the VIE as indicated by the entity that has both the power to direct the activities of the VIE that most significantly impacts its economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the entity. We did not have variable interests in our affiliated service providers or our investments as of December 31, 2012.

Income Taxes

We have elected to be taxed as a REIT and we believe that we comply with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, we believe that we will not be subject to federal income tax on that portion of our REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of our REIT qualification.

Our TRS is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which we expect those temporary differences to be recovered or settled.

The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to our judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not.

We recognize tax benefits relating to tax positions we take only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. We will classify any penalties and interest as a component of income tax expense.

Results of Operations Comparison—Years Ended December 31, 2012 (“2012”), 2011 (“2011”), 2010 (“2010”)

The following is a summary of our key performance measures:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Net investment income	$335,168	$128,614	$44,054

Pre-tax income by segment:
Correspondent lending	$100,727	$7,272	$—
Investment	86,095	65,223	27,026

	$186,822	$72,495	$27,026

Net income	$138,249	$64,439	$24,483
Earnings per share:
Basic	$3.14	$2.41	$1.46
Diluted	$3.14	$2.41	$1.44
Dividends per share:
Declared	$2.22	$1.42	$1.19
Paid	$2.22	$1.84	$0.77

Cash Flow:
Investment activities:
Correspondent lending:
Purchases of mortgage loans for sale	$22,443,136	$1,318,763	$43,841
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$12,834,002	$512,447	$36,458
Sales of government-insured and guaranteed loans to PLS	8,864,264	577,852	3,395

	21,698,266	1,090,299	39,853
MSRs	134,682	6,073	—

	$21,832,948	$1,096,372	$39,853

Distressed mortgage loans and REO:
Purchases	$543,063	$454,834	$418,449
Cash proceeds from liquidation activities	$320,580	$211,752	$79,828
MBS:
Purchases	$112,211	$21,420	$91,141
Cash proceeds from repayment and sales	$189,167	$67,660	$58,560

Share price:
High	$25.52	$19.04	$18.25
Low	$16.75	$15.14	$15.68
At year end	$25.29	$16.62	$18.15
At year end:
Total assets	$2,559,663	$1,386,062	$589,095
Book value per share	$20.39	$19.22	$19.01

During 2012, we recorded net income of $138.2 million, or $3.14 per diluted share. Our net income for 2012 reflects net gains on our investments in financial instruments totaling $251.3 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $84.7 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $72.4 million of interest income. Our results reflect the growth in our correspondent lending segment. During 2012, we purchased $22.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $147.7 million. At December 31, 2012, we held mortgage loans acquired for sale with fair values totaling $975.2 million.

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

During 2010, we recorded net income of $24.5 million, or $1.44 per diluted share. Our net income reflects net gains on our investments in financial instruments totaling $27.4 million, including $11.1 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $14.6 million of interest income. We did not engage in correspondent lending activities to a material extent in 2010. Our net income for 2010 does not include provision for approximately $500,000 of common overhead costs relating to the quarter ended March 31, 2010 that were otherwise due to PCM because PCM waived recovery of such costs through the first quarter of 2010 as discussed below.

PCM management waived recovery of common overhead during our startup period through March 31, 2010. From March 31, 2010, PCM has not waived, and we believe that PCM does not intend to waive in the future, recovery of common overhead costs. Our results for the years ended December 31, 2012, 2011 and 2010 include provision for reimbursement of $4.2 million, $3.8 million and $1.4 million, respectively, of common overhead expenses.

Net Investment Income

During 2012, we recorded net investment income of $335.2 million, comprised primarily of net gains on investments in financial instruments of $251.3 million supplemented by $72.4 million of interest income, $10.5 million of loan origination fees and $1.4 million from results of REO. This compares to net investment income of $128.6 million recognized during 2011, comprised primarily of $90.3 million of net gains on investments in financial instruments, supplemented by $36.1 million of interest income, $1.1 million of loan origination fees and $1.1 million of gains from results of REO. During 2010, we recorded net investment income of $44.1 million, comprised primarily of $27.4 million of net gains on investments in financial instruments, supplemented by $14.6 million of interest income and $2.0 million of gains from results of REO.

The growth in net investment income reflects the introduction of and growth in our correspondent lending activities as well as continued growth in our investment activities, all facilitated by issuances of common shares and increases in our borrowing capacity.

Net investment income on financial instruments is summarized below:

	Year ended December 31, 2012
		Interest income/expense			Total revenue/ expense	Annualized %
	Net gain (loss)	Coupon	Discount/ fees(1)	Total interest		Average balance	Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$42	$—	$42	$42	$49,880	0.08%	0.08%
United States Treasury security	—	—	—	—	—	2,459	0.00%	0.01%
Mortgage-backed securities:
Fannie Mae 30-year fixed	(233)	1,476	(222)	1,254	1,021	44,713	2.76%	2.25%
Non-Agency subprime	496	181	378	559	1,055	29,048	1.89%	3.57%
Non-Agency Alt-A	211	221	(32)	189	400	3,779	4.92%	10.42%
Non-Agency prime jumbo	138	64	18	82	220	2,464	3.25%	8.73%

Total mortgage-backed securities	612	1,942	142	2,084	2,696	80,004	2.56%	3.31%

Mortgage loans:
Correspondent lending:
Acquired for sale at fair value	147,675	19,731	—	19,731	167,406	452,824	4.29%	36.36%
Investment portfolio:
At fair value	93,744	49,462	—	49,462	143,206	807,301	6.03%	17.45%
Under forward purchase agreements at fair value	9,293	997	—	997	10,290	46,295	2.12%	21.86%

Total investment portfolio	103,037	50,459	—	50,459	153,496	853,596	5.81%	17.69%

Total mortgage loans	250,712	70,190	—	70,190	320,902	1,306,420	5.28%	24.16%

Other interest	—	125	—	125	125

	$251,324	$72,299	$142	$72,441	$323,765	$1,438,763	4.95%	22.13%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$488	$—	$488	$488	$74,560	0.64%
Mortgage loans acquired for sale at fair value	—	9,725	3,255	12,980	12,980	412,242	3.10%
Mortgage loans at fair value	—	11,597	1,579	13,176	13,176	300,285	4.32%
Real estate acquired in settlement of loans	—	714	500	1,214	1,214	16,666	7.16%
Note payable secured by warehouse notes receivable	—	—	167	167	167	—	—
Note payable secured by mortgage loans at fair value	—	121	(8)	113	113	1,708	6.47%
Borrowings under forward purchase agreements	—	2,396	—	2,396	2,396	58,719	4.01%

Interest bearing liabilities	—	25,041	5,493	30,534	30,534	864,180	3.48%

Other interest - servicing related	—	1,108	—	1,108	1,108

	$—	$26,149	$5,493	$31,642	$31,642	$864,180

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.
(2)	Total return includes the net gain (loss) and interest income relating to the asset and does not include the cost of managing the asset or indirect costs incurred in PCM’s management of us.

	Year ended December 31, 2011
		Interest income/expense			Total revenue/ expense	Annualized %
	Net gain (loss)	Coupon	Discount/ fees(1)	Total interest		Average balance	Interest yield/cost	Total return(2)
	(dollars in thousands)
Assets:
Short-term investments	$—	$100	$—	$100	$100	$44,686	0.22%	0.22%
United States Treasury security	—	—	—	—	—	548	0.00%	0.00%
Mortgage-backed securities:
Non-Agency subprime	(2,643)	380	1,746	2,126	(517)	72,027	2.91%	(0.71)%
Non-Agency Alt-A	40	648	218	866	906	11,602	7.36%	7.70%
Non-Agency prime jumbo	(209)	208	29	237	28	7,639	3.06%	0.36%

Total mortgage-backed securities	(2,812)	1,236	1,993	3,229	417	91,268	3.49%	0.45%

Mortgage loans:
Correspondent lending:
Acquired for sale at fair value	7,633	2,085	—	2,085	9,718	47,931	4.29%	20.00%
Investment portfolio:
At fair value	71,098	29,603	—	29,603	100,701	568,922	5.13%	17.46%
Under forward purchase agreements at fair value	14,357	1,131	—	1,131	15,488	66,308	1.68%	23.04%

Total investment portfolio	85,455	30,734	—	30,734	116,189	635,230	4.77%	18.04%
Total mortgage loans	93,088	32,819	—	32,819	125,907	683,161	4.74%	18.18%

	$90,276	$34,155	$1,993	$36,148	$126,424	$819,663	4.35%	15.22%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$873	$—	$873	$873	$78,021	1.10%
Mortgage loans acquired for sale at fair value	—	1,167	1,259	2,426	2,426	43,713	5.47%
Mortgage loans at fair value	—	8,901	741	9,642	9,642	233,594	4.07%
Real estate acquired in settlement of loans	—	360	275	635	635	8,341	7.52%
Note payable secured by mortgage loans at fair value	—	212	42	254	254	8,265	3.03%
Borrowings under forward purchase agreements	—	3,116	—	3,116	3,116	74,864	4.11%

	$—	$14,629	$2,317	$16,946	$16,946	$446,798	3.74%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.
(2)	Total return includes the net gain (loss) and interest income relating to the asset and does not include the cost of managing the asset or indirect costs incurred in PCM’s management of us.

	Year ended December 31, 2010
		Interest income/expense			Total revenue/ expense	Annualized %
	Net gain (loss)	Coupon	Discount/ fees(1)	Total interest		Average balance	Interest yield/cost	Total return
	(dollars in thousands)
Assets:
Short-term investments	$—	$86	$—	$86	$86	$69,405	0.13%	0.13%
Mortgage-backed securities:
Non-Agency subprime	(271)	320	2,606	2,926	2,655	61,390	4.70%	4.26%
Non-Agency Alt-A	254	1,136	643	1,779	2,033	21,383	8.21%	9.38%
Non-Agency prime jumbo	250	443	38	481	731	14,242	3.33%	5.06%

Total mortgage-backed securities	233	1,899	3,287	5,186	5,419	97,015	5.27%	5.51%

Mortgage loans:
Correspondent lending:
Acquired for sale at fair value	18	52	—	52	70	1,881	2.73%	3.74%
Investment portfolio:
At fair value	27,195	9,250	—	9,250	36,445	176,238	5.18%	20.40%

Total mortgage loans	27,213	9,302	—	9,302	36,515	178,119	5.15%	20.22%

	$27,446	$11,287	$3,287	$14,574	$42,020	$344,539	4.17%	12.03%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$620	$—	$620	$620	$44,590	1.39%
Mortgage loans acquired for sale at fair value	—	—	—	—	—	20	3.66%
Mortgage loans at fair value	—	206	—	206	206	6,148	3.35%

	$—	$826	$—	$826	$826	$50,758	1.63%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

Net Gain on Mortgage Loans Acquired for Sale

During the year ended December 31, 2012, we recorded a net gain of $147.7 million on mortgage loans acquired for sale which included approximately $134.7 million in fair values of MSRs received as part of the proceeds from those sales. During the year ended December 31, 2011, we recorded a net gain of $7.6 million on mortgage loans acquired for sale which included approximately $6.1 million in fair values of MSRs received as part of the proceeds from those sales. During the year ended December 31, 2010, we recorded a gain of $18,000 on mortgage loans acquired for sale which arose from the sale of a portion of a pool of distressed loans that was contemplated in the acquisition of those loans.

We recognized gains on mortgage loans acquired for sale as summarized below:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash gain (loss):
Sales proceeds	$13,918	$(1,571)	$78
Hedging activities	(57,040)	(4,794)	20

	(43,122)	(6,365)	98
Non cash gain:
Change in fair value of commitments to purchase loans	13,707	5,772	—
Receipt of MSRs in loan sale transactions	134,682	6,073	—
Provision for losses relating to representations and warranties provided in loan sales	(4,236)	(205)	(12)
Change in fair value relating to loans and hedging derivatives held at year-end:
Mortgage loans	43,691	6,192	(24)
Hedging derivatives	2,953	(3,834)	(44)

	46,644	2,358	(68)

	$147,675	$7,633	$18

Effect on gain on sale of mortgage loans acquired for sale of:
Change in volume of loans sold	$140,225	*
Change in gain on sale margin	(183)	*

	$140,042	*

Interest rate lock commitments issued during the year:
Conventional mortgage loans	$15,692,828	$954,634	$—
Government-insured or guaranteed loans	10,163,889	824,831	—

Interest rate lock commitments issued during year	$25,856,717	$1,779,465	$—

Purchase price of mortgage loans acquired for sale sold during the year:
Conventional mortgage loans	$12,846,452	$517,980	$21,552
Government-insured or guaranteed loans	8,861,755	577,697	3,109

	$21,708,207	$1,095,677	$24,661

Fair value of mortgage loans acquired for sale held at year end
Conventional mortgage loans	$153,326	$46,266
Government-insured or guaranteed loans	821,858	185,750

	$975,184	$232,016

*	The change in gain on sale during 2011 as compared to 2010 is not meaningful as our loan sales activity was just beginning at the end of 2010.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2012		2011		2010
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread(1)	7.5% - 22.8%	7.5% - 16.5%	7.5% – 18.0%	7.5% – 15.3%	—	—
	(7.5%)	(7.9%)	(7.7%)	(9.5%)
Life (in years)	1.9 - 7.0	2.4 - 7.0	3.0 - 8.1	2.0 - 8.2	—	—
	(6.4)	(6.1)	(6.9)	(6.0)
Annual total prepayment speed(2)	6.7% - 45.0%	7.9% -51.5%	5.8% – 24.4%	6.8% – 27.8%	—	—
	(9.1%)	(12.7%)	(7.7%)	(13.7%)
Annual per-loan cost of servicing	$68 - $140	$68 - $140	$53 – $140	$53 – $140	—	—
	($68)	($74)	($69)	($85)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. We apply a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR.

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

Our hedging activities primarily involve forward sales of our inventory and IRLCs as well as purchases of options to sell and options to purchase MBS. Following is a summary of the notional activity in our hedging derivatives:

Period/instrument	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year
	(in thousands)
Year ended December 31, 2012
MBS put options	$28,000	$2,585,000	$(2,118,000)	$495,000
MBS call options	$5,000	$90,000	$(95,000)	$—
Interest rate swaptions	$—	$170,000	$(170,000)	$—
MBS forward purchase contracts	$398,400	$23,800,622	$(21,992,483)	$2,206,539
MBS forward sales contracts	$756,691	$38,995,923	$(35,485,631)	$4,226,983

Year ended December 31, 2011
MBS put options	$—	$66,000	$(38,000)	$28,000
MBS call options	$—	$13,000	$(8,000)	$5,000
Interest rate swaptions	$—	$—	$—	$—
MBS forward purchase contracts	$—	$2,191,713	$(1,793,313)	$398,400
MBS forward sales contracts	$—	$1,139,247	$(382,556)	$756,691

We did not have any hedging derivative contracts on or before December 31, 2010.

Net Gain (Loss) on Investments

During 2012, we recognized net gains on financial instruments totaling $251.3 million compared to $90.3 million in 2011. The increase in 2012 is primarily related to our correspondent lending operations. We recognized higher fair value returns on our mortgage loans acquired for sale at fair value as compared to mortgage loans at fair value, and our average investment in mortgage loans acquired for sale increased from 7% of the average balance of mortgage loans in 2011 to 35% of the average balance of mortgage loans in 2012. Our average portfolio balance of mortgage loans increased $623.3 million or 91% during 2012 as compared to 2011.

During 2011, we recognized net gains on financial instruments totaling $90.3 million compared to $27.4 million in 2010. The increase in 2011 as compared to 2010 is due primarily to growth in our portfolio of investments in financial instruments, compounded by a change in the mix of our investments toward a higher concentration of mortgage loans at fair value. We recognized higher fair value returns on our investment in mortgage loans at fair value as compared to MBS, and our average investment in mortgage loans at fair value increased from 51% of the average balance of our investments in 2010 to 78% of the average balance of our investments in 2011. Our average portfolio balance increased $474.6 million or 138% during 2011 as compared to 2010.

During 2012, we recognized net valuation gains on our portfolios of MBS totaling $0.6 million compared to net valuation losses of $2.8 million in 2011. The valuation gains represent the change in value through the date of sale of the respective securities. We sold all of our MBS during the year ended December 31, 2012. At December 31, 2012, we did not hold any MBS.

During 2011, we recognized net valuation losses on our portfolios of MBS totaling $2.8 million compared to net valuation gains of $233,000 in 2010. The valuation losses reflect, in part, marketplace concerns regarding the potentially growing supply of MBS similar to those we held as a result of sales by the Federal Reserve Bank and other entities, marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities would remain slow or slow further due to regulatory actions relating to servicers’ foreclosure activities, and marketplace concern regarding servicers’ behavior with respect to advancing and modification practices. Valuation of certain MBS also decreased due to reduced credit support from subordinate tranches. The weighted average discount rate of the non-Agency subprime MBS, the most sizable component of our MBS portfolio, increased from 4.5% at December 31, 2010 to 8.0% at December 31, 2011, reflective of those market factors.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements under fair value are summarized below:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Valuation changes(1):
Performing loans	$2,592	$9,542
Nonperforming loans	81,225	55,730

	83,817	65,272	$10,754
Payoffs	19,341	19,950	12,036
Sales	(121)	233	4,405

	$103,037	$85,455	$27,195

(1)	Comparative prior period information was not maintained for the year ended December 31, 2010.

The net gains on mortgage loans arising from valuation changes were due primarily to changes in home prices during 2012 and 2011 that were more positive than had been projected and to changes in value of loans as the loans moved through the resolution process and as nonperforming loans were modified and/or brought current. The increase in the valuation gains in 2012 as compared to 2011 reflects the growth in our investment in mortgage loans at fair value in 2012 as compared to 2011. Our valuation gains for the year ended December 31, 2011 also reflect an increase in the collectability of claims on government-insured loans as well as increasing demand for distressed mortgage loans as reflected in increased transaction prices. As a result of this market observation, the discount rates we use to estimate the fair value of certain of our mortgage loans were reduced.

The increase in valuation changes in 2012 as compared to 2011 is due to the growth and seasoning of our portfolio of mortgage loans at fair value (including mortgage loans under forward purchase agreements). Our average investment in mortgage loans at fair value increased $218.4 million or 34% from 2011 to 2012.

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets that are measured using “Level 3” inputs:

				Range
Financial statement	Valuation			(Weighted average)
item	technique		Key inputs(1)	December 31, 2012	December 31, 2011
Mortgage-backed securities(1):	Broker quote	(2)
Agency MBS			Discount rate	—	—
				—	—
			Prepayment speed(3)	—	—
				—	—
			Default speed(4)	—	—
				—	—
			Collateral remaining loss	—	—
			percentage(5)	—	—
				—

Non-Agency subprime			Discount rate	—	3.1% – 23.0%
				—	(8.0%)
			Prepayment speed(3)	—	0.1% – 8.4%
				—	(4.4%)
			Default speed(4)	—	3.6% – 19.8%
				—	(12.3%)
			Collateral remaining loss	—	23.9% – 63.7%
			percentage(5)	—	(47.0%)
				—

Non-Agency Alt-A			Discount rate	—	4.4% – 10.0%
				—	(6.2%)
			Prepayment speed(3)	—	0.5% – 8.9%
				—	(5.4%)
			Default speed(4)	—	3.0% – 11.5%
				—	(9.7%)
			Collateral remaining loss	—	11.4% – 36.4%
			percentage(5)	—	(26.0%)
				—

Non-Agency prime jumbo			Discount rate	—	6.5% – 6.5%
				—	(6.5%)
			Prepayment speed(3)	—	14.3% – 14.3%
				—	(14.3%)
			Default speed(4)	—	1.5% – 1.5%
				—	(1.5%)
			Collateral remaining loss	—	0.4% – 0.4%
			percentage(5)	—	(0.4%)

Mortgage loans at fair value	Discounted cash flow		Discount rate	8.8% – 20.7%	9.1% – 20.7%
				(13.1%)	(14.4%)
			Twelve-month projected	0.4% – 1.5%	-0.9% – 2.3%
			housing price index change	(1.1%)	(-0.3%)
			Prepayment speed(6)	0.4% – 4.4%	0.2% – 6.2%
				(2.2%)	(2.3%)
			Total prepayment speed	5.9% – 31.2%	1.0% – 33.8%
			(Life total CPR)	(20.6%)	(25.4%)

Mortgage loans under forward	Discounted cash flow		Discount rate	—	16.3% – 20.8%
purchase agreements at fair				—	(17.1%)
value			Twelve-month projected	—	-0.5% – -0.4%
			housing price index change	—	(-0.5%)
			Prepayment speed(6)	—	0.7% – 0.8%
				—	(0.8%)
			Total prepayment speed	—	30.1% – 33.3%
			(Life total CPR)	—	(32.7%)

(1)	With respect to mortgage-backed securities, key inputs are those used to evaluate broker indications of value.
(2)	For indications of value received, PCM’s FAV group reviews the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.
(3)	Prepayment speed is measured using one year Voluntary Conditional Prepayment Rate (“CPR”).
(4)	Default speed is measured using one year constant default rate.
(5)	The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.
(6)	Prepayment speed is measured using Life CPR.

We monitor and value our investments in pools of distressed mortgage loans. Most of the measures we use to value and monitor the loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level. The characteristics of the individual loans, such as loan size, loan-to-value ratio, and geography, can vary widely within a pool.

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased slightly from 14.4% at December 31, 2011 to 13.1% at December 31, 2012 due to a combination of lower yielding portfolio acquisitions and to the effect on discount rates of increasing market demand for distressed mortgage loans.

The weighted average twelve month projected Housing Price Index (“HPI”) of mortgage loans at fair value improved from -0.3% at December 31, 2011 to 1.1% at December 31, 2012. This improvement primarily reflects the movement of the portfolio toward the projected housing price bottom with the passage of time.

The total prepayment speed of mortgage loans at fair value decreased from 25.4% at December 31, 2011 to 20.6% at December 31, 2012, primarily due to a greater than expected volume of reinstatements of nonperforming loans and lower than expected rates of defaults of distressed performing loans as well as lengthening of expected liquidation timelines.

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

Gains on mortgage loan payoffs are summarized below:

	Year ended December 31,
	2012	2011	2010
Number of loans	836	674	258
Unpaid principal balance	$259,469	$226,338	$63,090
Gain recognized at payoff	$19,341	$19,950	$12,036

The lower gain on payoff observed in 2012 compared to 2011 is driven by a combination of lower overall payoff activity on a relative basis than in 2011 in combination with a greater estimate of value embedded in those loans likely to payoff, thus reducing the realized gain when the payoff event occurs.

The increase in gains recognized at payoff in 2011 reflects the significant growth in the average balance of our mortgage loan portfolio of $459.0 million, or 260%, for the year ended December 31, 2011 compared to the year ended December 31, 2010, partly offset by certain of the acquisitions we made during 2010 that provided large gains on payoffs very early in the acquisition and holding period. Acquisitions made during 2011 did not result in similar gains.

Gains on sales of distressed mortgage loans are summarized below:

	Year ended December 31,
	2012	2011	2010
Number of loans	—	13	188
Unpaid principal balance	$—	$5,524	$62,549
Gain (loss) recognized at sale	$(121)	$233	$4,405

The following table presents a summary of loan modifications completed:

	Year ended December 31,
	2012		2011		2010
Modification type(1)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)
	(dollar amounts in thousands)
Rate reduction	449	$115,175	276	$66,812	34	$9,313
Term extension	287	$74,315	114	$30,848	16	$4,925
Capitalization of interest and fees	706	$170,523	365	$88,815	34	$9,657
Principal forbearance	81	$25,117	34	$11,089	6	$2,165
Principal reduction	293	$75,886	193	$46,375	2	$907
Total	706	$170,523	365	$88,815	35	$9,891

(1)	Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore less than the sum of all of the categories.
(2)	Before modification.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	2012		2011		2010
Category	Before modification	After modification	Before modification	After modification	Before modification	After modification
	(Dollar amounts in thousands)
Loan balance	$242	$227	$243	$220	$283	$297
Remaining term (months)	304	362	311	354	315	369
Interest rate	6.44%	4.10%	6.77%	3.86%	6.79%	2.77%
Forbeared principal	$—	$6	$—	$4	$—	$10

Interest Income

At December 31, 2012, approximately 66% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 71% at December 31, 2011. We do not accrue interest on nonperforming loans and generally do not recognize revenues other than changes in the properties’ values during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers’ defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At December 31, 2012, we held $786.0 million in fair value of nonperforming loans and $88.1 million in carrying value of REO.

In 2012, we earned interest income of $72.4 million, compared to $36.1 million and $14.6 million in 2011 and 2010, respectively. The effects of changes in the composition of our investments on our interest income are summarized below:

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Rate	Volume	Total change
	(in thousands)
Short-term investments	$(69)	$11	$(58)	$52	$(38)	$14
Mortgage-backed securities:
FNMA conventional	—	1,254	1,254			—
Non-Agency subprime	(579)	(988)	(1,567)	(1,247)	447	(800)
Non-Agency Alt-A	(223)	(454)	(677)	(168)	(745)	(913)
Non-Agency prime jumbo	14	(169)	(155)	(36)	(208)	(244)

Total mortgage-backed securities	(788)	(357)	(1,145)	(1,451)	(506)	(1,957)

Mortgage loans:
Investment portfolio:
At fair value	5,833	14,026	19,859	(80)	20,433	20,353
Under forward purchase agreements at fair value	253	(387)	(134)	—	1,131	1,131

Total investment portfolio	6,086	13,639	19,725	(80)	21,564	21,484
Acquired for sale at fair value	(2)	17,648	17,646	47	1,986	2,033

Total mortgage loans	6,084	31,287	37,371	(33)	23,550	23,517

Other interest	—	125	125	—	—	—

	$5,227	$31,066	$36,293	$(1,432)	$23,006	$21,574

Mortgage-backed securities

We invest in MBS as a complement to our investments in mortgage loans and as a means of ensuring our compliance with REIT tax regulations governing our asset composition. At December 31, 2012, we had no MBS in our portfolio. During the period we held MBS in 2012, our portfolio of MBS consisted primarily of currently cash flowing, senior priority MBS.

During 2012, interest income on MBS decreased $1.1 million compared to 2011. The decrease was attributable to a decrease in yield to 2.56% from 3.49%, coupled with an $11.2 million or 12% decrease in the average balance of MBS.

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

In 2010, we earned interest income of $5.2 million and recognized net fair value gains totaling $233,000 on our portfolio of MBS. During 2010, we purchased $91.1 million of MBS, increasing our average investment in MBS by $33.7 million. This increase contributed a $1.7 million increase to interest income. This increase was partially offset by a decrease in yields of these securities from 7.33% to 5.27%. Both the decrease in yield on MBS and appreciation in the securities’ fair values were primarily due to increased demand for non-Agency MBS in the marketplace that were not being matched by increased securitization volumes. Gains on MBS were the result of valuation changes as we did not sell any MBS during 2010.

Mortgage loans

In 2012, we recognized interest income on mortgage loans at fair value of $70.2 million, which compares to $32.8 million in 2011. Interest income on our investment portfolio (excluding mortgage loans acquired for sale at fair value) increased $19.7 million or 64% to $50.5 million based on a $218.4 million or 34% increase in average balance, coupled with an increase in yield to 5.81% from 4.77%, which reflects the increased level of performing loans in our portfolio. The percentage of our portfolio comprised of performing loans increased from 25% to 34%, or a 36% increase in the performing portion of the portfolio. At December 31, 2012, our investment in performing mortgage loans had a weighted-average coupon of 4.13%, compared to 4.61% at December 31, 2011.

Interest income on our mortgage loans acquired for sale increased $17.6 million or 846% to $19.7 million in 2012 based on a $404.9 million or 845% increase in average balance, while the yield remained consistent at 4.29%.

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

Results of Real Estate Acquired in Settlement of Loans

The following table summarizes results of real estate acquired in settlement of loans:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
During the year:
Proceeds from sales of REO	$136,411	$64,461	$19,402

Results of real estate acquired in settlement of loans:
Gain on sale, net	$18,759	$11,604	$3,167
Valuation adjustments	(17,391)	(10,525)	(1,269)

	$1,368	$1,079	$1,898

Number of properties sold	973	480	111

Year-end:
Carrying value	$88,078	$103,549
Number of properties in inventory	608	772

Results from REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2012, we recorded net gains of $1.4 million in results of real estate acquired in settlement of loans as compared to net gains totaling $1.1 million for the year ended December 31, 2011. The increase in gain between the year ended December 31, 2011 and the year ended December 31, 2012 is primarily due to the increase in volume of acquisition of properties in settlement of loans along with generally improving real estate conditions during the period we held such properties.

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

Net Loan Servicing Fees

When we sell mortgage loans, we generally enter into a contract to service the mortgage loans and recognize the value of such contracts as MSRs. Under these contracts, we perform loan servicing functions in exchange for fees and the right to other compensation. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions. Through our Operating Partnership, we also have a loan servicing agreement with PLS by which PLS subcontracts to perform the servicing obligations on our behalf. Under the servicing agreement, PLS is entitled to base subservicing fees and other customary market-based fees and charges. Such fees are included in the Loan servicing expenses on our Consolidated Statements of Income.

Net loan servicing fees are summarized below:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Servicing fees(1)	$11,172	$62	$—
Effect of MSRs:
Amortization	(5,460)	(17)	—
Provision for impairment of MSRs carried at lower of amortized cost or fair value	(7,547)	—	—
Change in fair value of MSRs carried at fair value	(852)	(25)	—
Gains on hedging derivatives	2,123	—	—

	(11,736)	(42)	—

Net loan servicing fees	$(564)	$20	$—

Average unpaid balance of mortgage loans serviced	$3,667,941	$34,463	$—

(1)	Includes contractually specified servicing fees.

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. We receive a servicing fee ranging generally from 0.250% to 0.375% annually on the remaining outstanding principal balances of the loans.

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

Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment assumptions used in our Manager’s discounted cash flow model are based on market factors and include the historical performance of our MSRs, which the Manager believes are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. These variables can, and generally do, change from period to period as market conditions change. Therefore our estimate of the fair value of MSRs changes from period to period. PCM’s valuation committee reviews and approves the fair value estimates of our MSRs.

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

•

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of our correspondent lending operations, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are generally aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below:

	December 31,
Basis of Accounting	2012	2011
	(in thousands)
Fair value	$1,346	$749

Lower of amortized cost or fair value:
Amortized cost	$132,977	$5,282
Valuation allowance	(7,547)	—

Carrying value	$125,430	$5,282

Fair value	$129,995	$5,341

Total MSR:
Carrying value	$126,776	$6,031

Fair value	$131,341	$6,090

Unpaid balance of mortgage loans underlying MSRs	$12,168,940	$495,031

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions are as follows:

	December 31, 2012		December 31, 2011
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(effect on value amounts in thousands)
Pricing spread(1)	7.5% – 16.5%	7.5% – 16.5%	7.5% – 16.5%	7.5% – 16.5%
	(7.5%)	(7.8%)	(7.5%)	(8.6%)
Effect on value of 5% adverse change	$(2,052)	$(21)	$(89)	$(10)
Effect on value of 10% adverse change	$(4,041)	$(40)	$(176)	$(20)
Effect on value of 20% adverse change	$(7,845)	$(78)	$(341)	$(39)
Average life (in years)	1.7 - 6.8	1.4 - 6.7	3.0 - 6.9	1.7 - 6.9
	(6.3)	(5.8)	(6.7)	(5.3)
Prepayment speed(2)	8.6% – 47.8%	11.4% –65.9%	6.9% – 30.8%	8.4% – 59.0%
	(10.2%)	(18.0%)	(8.2%)	(16.3%)
Effect on value of 5% adverse change	$(3,026)	$(52)	$(90)	$(16)
Effect on value of 10% adverse change	$(5,937)	$(100)	$(178)	$(31)
Effect on value of 20% adverse change	$(11,436)	$(190)	$(343)	$(60)
Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	$68	$74	$69	$89
Effect on value of 5% adverse change	$(778)	$(12)	$(30)	$(4)
Effect on value of 10% adverse change	$(1,556)	$(24)	$(61)	$(9)
Effect on value of 20% adverse change	$(3,112)	$(48)	$(122)	$(17)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related. The preceding sensitivity analyses are limited in that they were performed as of a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and inputs used; and do not take into account other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by our Manager to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Expenses

Following is a summary of our expenses:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Loan fulfillment fees	$62,906	$1,747	$—
Interest	31,642	16,946	826
Loan servicing	20,180	15,364	3,200
Management fees	12,436	6,740	4,878
Compensation	7,144	5,161	2,627
Professional services	6,053	4,434	2,581
Other	7,985	5,727	2,916

	$148,346	$56,119	$17,028

Increased expenses during the year ended December 31, 2012 compared to the same period in 2011 and 2010 were primarily a result of the growth in the Company’s investment portfolio and the substantial growth in our correspondent lending activities.

A significant portion of the increase in expenses during 2012 was related to loan fulfillment fees, which totaled $62.9 million. Loan fulfillment fees payable to an affiliate represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans at sale to nonaffiliates. The increase in fees during 2012 is due to the substantial growth in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent lending activities. During the year ended December 31, 2012, we sold Agency-eligible and jumbo mortgage loans to nonaffiliates with fair values totaling approximately $12.8 billion compared to $518.0 million in 2011.

The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	2012 vs. 2011			2011 vs. 2010
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Rate	Volume	Total change
	(in thousands)
Assets sold under agreements to repurchase:
Securities	$(348)	$(37)	$(385)	$(149)	$402	$253
Mortgage loans acquired for sale at fair value	(1,487)	12,041	10,554	1	2,425	2,426
Mortgage loans at fair value	615	2,919	3,534	54	9,382	9,436
Real estate acquired in settlement of loans	(30)	609	579	—	635	635
Note payable secured by mortgage loans at fair value	154	(295)	(141)	—	254	254
Note payable secured by warehouse notes receivable	—	167	167	—	—	—
Borrowings under forward purchase agreements	(68)	(652)	(720)	—	3,116	3,116

	$(1,164)	$14,752	$13,588	$(94)	$16,214	$16,120

During the year ended December 31, 2012, we incurred interest expense totaling $31.6 million as compared to $16.9 million during the year ended December 31, 2011. The increase in interest expense was due primarily to growth in our average inventory of mortgage loans acquired for sale resulting from the growth in our correspondent lending operations. Our interest cost was 3.48% for 2012 as compared to 3.74% for 2011. The decrease in interest cost reflects the changing nature of assets we are financing. As a result of growth in our correspondent lending business in 2012, a larger portion of our borrowings were used to finance mortgage loans acquired for sale compared to 2011. Financing for mortgage loans acquired for sale is generally available at lower rates than the rates for distressed mortgage loans. Therefore, our cost of funds decreased from 2011.

During the year ended December 31, 2011, we incurred interest expense totaling $16.9 million as compared to $826,000 during the year ended December 31, 2010. Our interest cost was 3.74% for 2011 as compared to 1.63% for 2010. The increase in interest cost reflects the changing nature of assets we financed. During 2010, we financed MBS, for which financing is available at lower rates as compared to nonperforming mortgage loans, which represented most of the assets we financed during 2011. The increase in interest expense during 2011 reflected our strategy to employ leverage in our efforts to increase our investing capacity after fully deploying the proceeds of our initial equity offerings.

Loan servicing fees also grew substantially by $4.8 million or 31.3% to $20.2 million in 2012, from $15.4 million in 2011 and $3.2 million in 2010. Loan servicing fees increased as our average investment in mortgage loans at fair value increased by 34% during 2012 and 260% during 2011. Included in loan servicing fees in 2012, 2011 and 2010 were activity-based fees of $5.1 million, $4.4 million and $1.3 million, respectively, generally relating to the liquidation of loans.

Loan servicing expenses are summarized below:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Servicing fees
Base	$14,332	$9,741	$1,712
Activity-based	5,054	4,445	1,275

	19,386	14,186	2,987
Collection expenses	794	1,178	213

	$20,180	$15,364	$3,200

Compensation expense increased during 2012 as the result of additional grants of restricted share units to our officers and trustees as well as certain employees of PCM and its affiliates during the quarter ended June 30, 2012. Compensation expense increased during 2011 as the result of additional grants of restricted share units to our officers and trustees as well as certain employees of PCM and its affiliates during the quarter ended March 31, 2011. Professional services expense increased during the years ended December 31, 2012 and 2011 as compared to the year ended December 31, 2010 due to our heightened level of mortgage investment acquisition activity and to costs related to obtaining financing for our acquisitions.

Income Taxes

We had elected to treat two of our subsidiaries as TRSs. In the quarter ended September 30, 2012, we revoked the election to treat our wholly owned subsidiary that is the sole general partner of our Operating Partnership as a TRS. As a result, beginning September 1, 2012, one subsidiary, PennyMac Corp. (“PMC”), is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in 2012, 2011 or 2010. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the period for which TRS treatment had been elected, the sole general partner of our Operating Partnership is included in the accompanying Consolidated Statements of Income.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Of the 2012 distributions, approximately 83% were characterized as ordinary income and 17% were characterized as a return of capital.

Below is a reconciliation of U.S. GAAP net income to tax income for the year and the allocation between the TRS and the REIT:

				Distribution of taxable income
Year ended December 31, 2012	U.S. GAAP net income	GAAP/Tax differences	Taxable income	Taxable subsidiaries	REIT
	(in thousands)
Net gain on mortgage loans acquired for sale	$147,675	$(130,447)	$17,228	$17,228	$—
Net gain (loss) on investments	103,649	(8,020)	95,629	59,160	36,469
Interest income	72,441	30,924	103,365	66,283	37,082
Loan origination fees	10,545	—	10,545	10,545	—
Results of real estate acquired in settlement of loans	1,368	13,235	14,603	12,587	2,016
Net loan servicing fees	(564)	13,959	13,395	13,240	155
Other	54	(32)	22	22	—

Net investment income	335,168	(80,381)	254,787	179,065	75,722
Operating expenses	148,346	22,322	170,668	163,539	7,129

Income before provision for income taxes	186,822	(102,703)	84,119	15,526	68,593
Provision for income taxes	48,573	(42,127)	6,446	6,446	—

Net income	$138,249	$(60,576)	$77,673	$9,080	$68,593

Balance Sheet Analysis

Following are condensed balance sheets:

	December 31,
	2012	2011
	(in thousands)
ASSETS
Cash	$33,756	$14,589
Investments:
Short-term investments	39,017	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	—	72,813
Mortgage loans acquired for sale at fair value	975,184	232,016
Mortgage loans at fair value	1,189,971	696,266
Mortgage loans under forward purchase agreements at fair value	—	129,310
Real estate acquired in settlement of loans	88,078	80,570
Real estate acquired in settlement of loans under forward purchase agreements	—	22,979
Mortgage servicing rights	126,776	6,031

	2,419,026	1,320,304
Other assets	106,881	51,169

Total assets	$2,559,663	$1,386,062

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$—	$115,493
Mortgage loans acquired for sale at fair value	894,906	212,677
Mortgage loans at fair value	353,805	275,649
Real estate acquired in settlement of loans	7,391	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	—	152,427

	1,256,102	812,357
Other liabilities	102,225	27,688

Total liabilities	1,358,327	840,045

SHAREHOLDERS’ EQUITY	1,201,336	546,017

Total liabilities and shareholders’ equity	$2,559,663	$1,386,062

Total assets increased $1.2 billion, or 85%, during the period from December 31, 2011 to December 31, 2012. Growth in total assets reflects growth of investments totaling $1.1 billion or 83% during the period. We financed our asset growth through additional borrowings of $443.7 million and through issuance of additional common shares for net proceeds of $606.8 million. We made investments (excluding the purchase of correspondent lending loans and increases in short-term investments) totaling $654.0 million and received proceeds from sales and repayments of our investments totaling $555.9 million. We also purchased newly-originated mortgage loans totaling approximately $22.4 billion and received proceeds (including MSRs) from the sale of those loans totaling approximately $21.7 billion in our correspondent lending operations. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Lending

Following is a summary of our correspondent lending acquisitions:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$13,463,121	$660,862	$9,249
Government insured or guaranteed	8,969,220	623,540	20,810
Jumbo	10,795	34,361	—

	$22,443,136	$1,318,763	$30,059

Fair value of correspondent lending loans in inventory at year-end	$975,184	$232,016	$3,966

During 2012, we purchased for sale $22.4 billion at fair value of recently funded mortgage loans compared to $1.3 billion during 2011. Of the $22.4 billion of recently funded mortgage loans we purchased for sale during the year ended December 31, 2012, approximately $10.5 billion were purchased during the fourth quarter of 2012. Our ability to continue the expansion of our correspondent lending business is subject to our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent lending acquisitions as shown in the preceding table:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
MBS	$112,211	$21,420	$91,141
Distressed mortgage loans(1)(2)
Performing	128,221	52,256	33,745
Nonperforming	414,545	595,353	383,466

	542,766	647,609	417,211
REO	297	2,475	1,238
MSRs	134,702	6,079	—

	$789,976	$677,583	$509,590

(1)	Performance status as of the date of acquisition.
(2)	$504.8 million and $577.6 million of our distressed asset purchases during the years ended December 31, 2012 and 2011, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisitions during the years ended December 31, 2012 and 2011 were financed primarily by subsequent underwritten public offerings completed and the use of borrowings to leverage our equity. Our acquisitions during the year ended December 31, 2010 reflect continuing investment of the proceeds from our initial public offering which we completed during August 2009. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our non-correspondent lending portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage Backed Securities

During the years ended December 31, 2011 and 2010, we acquired portfolios of senior priority MBS, backed by non-Agency subprime, Alt-A and prime jumbo loans, to supplement our investments in mortgage loans and to help ensure compliance with the REIT tax regulations relating to our asset composition. During the year ended December 31, 2012, we sold our entire portfolio of MBS.

The following is a summary of our portfolio of MBS:

	December 31, 2011
			Average
	Fair value	Principal	Life (in years)	Coupon	Market yield
	(dollars in thousands)
Security collateral type:
Non-Agency subprime	$58,634	$63,712	1.60	0.64%	8.01%
Non-Agency Alt-A	8,710	8,910	1.69	5.63%	6.23%
Non-Agency prime jumbo	5,469	5,624	0.72	2.72%	6.51%

	$72,813	$78,246	1.55	1.36%	7.70%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	December 31, 2012		December 31, 2011
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$404,016	$608,833	$209,599	$306,978
Nonperforming loans	785,955	1,179,737	615,977	905,940

	$1,189,971	$1,788,570	$825,576	$1,212,918

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$201,212	50%	5.01%	$463,657	59%	6.23%	$100,898	48%	5.56%	$294,723	48%	6.33%
ARM/Hybrid	134,196	33%	3.91%	315,905	40%	5.97%	77,131	37%	4.34%	319,558	52%	6.17%
Interest rate								0%			0%
step-up	68,475	17%	2.18%	5,969	1%	2.26%	31,384	15%	2.23%	1,430	0%	4.36%
Balloon	133	0%	2.00%	424	0%	8.12%	186	0%	4.32%	266	0%	7.97%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$403,870	100%	4.12%	$785,846	100%	6.09%	$209,565	100%	4.60%	$615,977	100%	6.25%
2nd lien	146	0%	6.80%	109	0%	10.90%	33	0%	9.75%	—	0%	0%
Unsecured	—	0%	0.00%	—	0%	0.00%	1	0%	0.01%	—	0%	0%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$346,301	86%	4.07%	$563,058	72%	6.00%	$185,779	89%	4.55%	$465,425	76%	6.16%
Investment property	50,801	12%	4.58%	222,138	28%	6.35%	23,488	11%	5.10%	150,215	24%	6.49%
Other	6,914	2%	3.94%	759	0%	4.94%	332	0%	4.05%	337	0%	7.96%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$99	0%	5.56%	$—	0%	5.20%	$33	0%	5.17%	$—	0%
12 - 35 months	1,000	0%	2.85%	808	0%	4.97%	2,253	1%	4.39%	10,134	1%	5.04%
36 - 59 months	24,250	6%	4.41%	101,699	13%	6.22%	94,112	45%	5.11%	287,578	47%	6.43%
60 months or more	378,667	94%	4.11%	683,448	87%	6.09%	113,201	54%	4.18%	318,265	52%	6.11%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$94,917	24%	4.78%	$173,808	22%	6.50%	$46,766	22%	5.40%	$98,819	16%	6.54%
600-649	78,652	19%	4.47%	154,809	20%	6.27%	40,219	19%	5.04%	110,113	18%	6.44%
650-699	101,173	25%	3.91%	213,095	27%	6.07%	58,166	28%	4.33%	172,296	28%	6.19%
700-749	84,145	21%	3.57%	165,042	21%	5.72%	43,881	21%	4.08%	161,166	26%	5.98%
750 or greater	45,129	11%	3.66%	79,201	10%	5.73%	20,567	10%	3.70%	73,583	12%	6.22%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan- value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	69,139	17%	5.14%	$85,294	11%	6.28%	37,063	18%	5.54%	$62,042	10%	6.49%
80% - 99.99%	83,571	21%	4.74%	139,272	18%	6.21%	33,837	16%	5.44%	93,949	15%	6.32%
100% - 119.99%	95,313	23%	4.03%	171,569	22%	6.20%	40,133	19%	5.06%	127,591	21%	6.20%
120% or greater	155,993	39%	3.65%	389,820	49%	6.03%	98,566	47%	4.06%	332,395	54%	6.22%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$112,544	28%	3.45%	$106,667	13%	5.11%	$61,784	30%	3.97%	$144,943	24%	5.72%
Florida	21,834	6%	3.91%	124,557	16%	6.26%	15,805	8%	4.44%	80,195	13%	6.57%
New York	29,289	7%	3.74%	112,179	14%	6.49%	11,399	5%	4.36%	88,345	14%	6.34%
New Jersey	13,354	3%	3.63%	61,177	8%	6.07%	8,846	4%	4.23%	27,132	4%	5.97%
Other	226,995	56%	4.59%	381,375	49%	6.20%	111,765	53%	5.08%	275,362	45%	6.42%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

	December 31, 2012						December 31, 2011
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$313,852	78%	3.91%	$—	0%	0.00%	$149,233	71%	4.43%	$—	0%	0.00%
30 days delinquent	52,651	13%	4.75%	—	0%	0.00%	37,171	18%	4.89%	—	0%	0.00%
60 days delinquent	37,513	9%	4.96%	—	0%	0.00%	23,195	11%	5.21%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	326,073	41%	5.82%	—	0%	0.00%	168,011	27%	6.11%
In foreclosure	—	0%	0.00%	459,882	59%	6.31%	—	0%	0.00%	447,966	73%	6.30%

	$404,016	100%	4.13%	$785,955	100%	6.10%	$209,599	100%	4.61%	$615,977	100%	6.25%

Following is a summary of our REO by attribute:

	December 31, 2012		December 31, 2011
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$66,882	76%	$75,463	73%
Planned unit development	9,971	11%	15,110	15%
Condominium/Co-op	7,375	8%	10,317	10%
5+ dwelling units	3,850	5%	2,659	2%

	$88,078	100%	$103,549	100%

	December 31, 2012		December 31, 2011
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$26,650	30%	$46,959	45%
Florida	8,549	10%	4,887	5%
Illinois	5,045	6%	*	*
Connecticut	4,168	5%	*	*
Washington	2,861	3%	2,982	3%
Colorado	*	*	4,703	4%
Arizona	*	*	2,912	3%
North Carolina	*	*	2,834	3%
Other	40,805	46%	38,272	37%

	$88,078	100%	$103,549	100%

*	Not included in the states representing the largest balances as of the date presented.

Following is a summary of the current status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended December 31, 2012 due to close proximity of the acquisition date to the reporting date):

	Acquisitions for the quarter ended
	September 30, 2012		June 30, 2012		March 31, 2012
	At purchase	December 31, 2012	At purchase	December 31, 2012	At purchase	December 31, 2012
	(dollars in millions)
Unpaid principal balance	$357.2	$349.9	$402.5	$371.6	$—	$—
Pool factor*	1.00	0.98	1.00	0.92	—	—
Collection status:
Delinquency
Current	0.0%	1.2%	45.0%	47.0%	0.0%	0.0%
30 days	0.0%	0.0%	4.0%	4.5%	0.0%	0.0%
60 days	0.1%	0.1%	4.3%	2.7%	0.0%	0.0%
over 90 days	49.1%	47.6%	31.3%	23.0%	0.0%	0.0%
In foreclosure	50.8%	48.4%	15.3%	20.2%	0.0%	0.0%
REO	0.0%	2.7%	0.1%	2.5%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At purchase	December 31, 2012	At purchase	December 31, 2012	At purchase	December 31, 2012	At purchase	December 31, 2012
	(dollars in millions)
Unpaid principal balance	$49.0	$42.9	$542.6	$327.0	$259.8	$183.0	$515.1	$321.6
Pool factor*	1.00	0.88	1.00	0.60	1.00	0.70	1.00	0.62
Collection status:
Delinquency
Current	0.2%	18.3%	0.6%	11.1%	11.5%	29.8%	2.0%	25.6%
30 days	0.1%	1.8%	1.3%	3.7%	6.5%	6.2%	1.9%	5.4%
60 days	0.2%	1.6%	2.0%	2.3%	5.2%	4.2%	3.9%	2.7%
over 90 days	70.4%	32.9%	22.6%	19.2%	31.2%	16.6%	25.9%	13.7%
In foreclosure	29.0%	43.2%	73.0%	50.9%	43.9%	33.5%	66.3%	43.7%
REO	0.0%	2.2%	0.4%	12.8%	1.7%	9.8%	0.0%	8.9%

*	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net increase in cash of $19.2 million during the year ended December 31, 2012. The increase in cash flows arose primarily due to growth in our operations. Cash used by operating activities totaled $820.4 million during the year ended December 31, 2012. This use of cash was primarily due to the cash requirements related to the growth in our operating balance sheet, primarily mortgage loans acquired for sale, which tracked our overall growth. Cash used by operating activities during the years ended December 31, 2011 and 2010 also reflects the effects of growth in our operating balance sheet accounts.

Net cash used by investing activities was $111.4 million for the year ended December 31, 2012. This use of cash reflects the growth of our investment portfolio. We used cash to purchase mortgage loans and MBS with fair values of $541.7 million and $112.2 million, respectively, during the year ended December 31, 2012. Offsetting these uses in cash were cash inflows from the maturity of a United States Treasury security and the sales and repayments from MBS, mortgage loans and REO totaling $50.0 million, $189.2 million, $184.2 million and $136.4 million, respectively. This contrasts with cash used by investing activities totaling $277.8 million during the year ended December 31, 2011. We accomplished the 2012 acquisitions primarily through secondary equity offerings during the year, supplemented by the use of additional borrowings.

Approximately 62% of our investments, comprised of non-correspondent lending mortgage loans, MBS, REO and MSRs, were nonperforming assets as of December 31, 2012. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the year ended December 31, 2012, we transferred $119.3 million of mortgage loans to REO and realized cash proceeds from the repayments and sale of mortgage-backed securities, mortgage loans at fair values and REO totaling $189.2 million, $184.2 million and $136.4 million, respectively.

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

The following tables illustrate the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Year ended December 31,
	2012			2011			2010
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
					(in thousands)
Mortgage loans	$172,664	$19,524	$19,340	$144,771	$11,644	$19,972	$4,453	$147	$642
REO	136,410	(17,391)	18,759	64,461	(10,525)	11,604	19,402	(1,269)	3,167

	$309,074	$2,133	$38,099	$209,232	$1,119	$31,576	$23,855	$(1,122)	$3,809

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized as of the date of sale or repayment of the respective asset.

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

Net cash provided by financing activities was $951.0 million for the year ended December 31, 2012. These funds were procured primarily to finance the acquisition of additional mortgage loans. Cash provided by financing activities was primarily due to a secondary equity offering supported by additional borrowings. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

Net cash used by investing activities was $277.8 million for the year ended December 31, 2011. This use of cash reflects the growth of our investment portfolio. We used cash to purchase a United States Treasury security, mortgage loans, MBS and REO with fair values of $50.0 million, $453.3 million, $21.4 million and $1.5 million, respectively, during the year ended December 31, 2011. This contrasts with cash used by investing activities totaling $167.3 million during the year ended December 31, 2010. We accomplished the 2011 acquisitions primarily through the use of additional borrowings supported by an equity offering during the year.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and margin calls relating to hedges on our interest rate lock commitments), fund correspondent loan purchases, make investments as our Manager identifies them and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We expect our primary sources of liquidity to be proceeds from earnings on our investments, through cash flows from business activities, proceeds from borrowings and/or additional equity offerings. Assuming that we are able to renew or increase our warehouse facilities and credit financing in the ordinary course of business, we believe that our current liquidity is sufficient to meet our liquidity needs for at least the next twelve months. However, no assurance can be given that we will be able to do so.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. We have made borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, and a note payable secured by mortgage loans at fair value. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year. This may include term financing and securitization of nonperforming and/or re-performing mortgage loans.

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

During the year ended December 31, 2012, we received proceeds from the issuance of common shares as follows:

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

•

On December 31, 2012, we issued 2,800,710 common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and under an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated. We received $51.0 million, net of sales commissions.

Proceeds from the issuance of these shares were used to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of the correspondent lending business, to acquire additional mortgage loans or other investments, including those under existing forward purchase agreements, and for general corporate purposes.

During 2011, we increased our use of debt financing as a means of extending our balance sheet capacity through the use of repurchase agreements and forward purchase agreements. During the year ended December 31, 2012, we continued to increase our borrowing capacity under our repurchase agreement facilities. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the year ended December 31, 2011, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $363.7 million, and the maximum daily amount outstanding under such agreements totaled $718.3 million. During the year ended December 31, 2012, the average balance outstanding under agreements to repurchase MBS and mortgage loans and REO financed under agreements to repurchase totaled $803.8 million and the maximum daily amount outstanding for each such agreement totaled $1.7 billion. The difference between the maximum and average daily amounts outstanding was due to increased utilization of our existing facilities and our entry into a new credit facility during the years ended December 31, 2012 and 2011, all in support of growth in our investments and correspondent lending.

The forward purchase agreements represent agreements between us and Citigroup Global Markets Realty Corp. (“CGM”), pursuant to which we agreed to purchase from CGM certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated large money center banks (the “Initial Sellers”). As part of the agreements and in connection with our purchase of the CGM Assets, CGM assigned, and we assumed, all of CGM’s rights and obligations under separate purchase agreements with the Initial Sellers. We recorded the transactions as purchases of loans. The CGM Assets were serviced primarily by PLS. On the settlement date for any CGM Asset, in addition to the payment of the purchase price, we reimbursed CGM for certain out-of-pocket costs and other expenses, including servicing fees and servicing advances, and a cost of carry incurred by CGM for such CGM Asset. The commitments under the forward purchase agreements were settled during the year ended December 31, 2012.

Repurchase agreements represent a significant source of funding for our investment portfolio. As of December 31, 2012, we financed our investments in mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase as follows:

	December 31,
	2012	2011
	(in thousands)
Assets financed	$1,944,973	$1,222,845
Total assets in classes of assets financed	$2,253,233	$1,283,954
Borrowings	$1,256,102	$812,357
Percentage of invested assets pledged	86%	95%
Advance rate against pledged assets	65%	66%
Unused borrowing capacity(1)	$843,898	$395,563

(1)	The amount we are able to borrow under repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and our ability to fund the agreements’ margin requirements.

The decrease in percentage of invested assets pledged is primarily due to a decrease in the amount of pledged mortgage loans to total mortgage loans.

As discussed above, all of our borrowings have short-term maturities:

•

The transactions relating to mortgage loans under agreements to repurchase mature between March 29, 2013 and June 5, 2013 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•

The transactions relating to mortgage loans acquired for sale under agreements to repurchase mature between January 4, 2013 and November 19, 2013 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•

The transactions relating to REO are secured financings that mature on June 5, 2013 and provide for sale to major financial institution counterparties at advance rates based on the estimated fair value of the REO.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. These financial covenants currently include the following:

•

profitability at each of the Company and two of our subsidiaries, the Operating Partnership and PennyMac Mortgage Investment Trust Holdings I, LLC (“PMITH”), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PMC, for the prior consecutive six-month period, measured on the last day of each quarter;

•

a minimum of $20 million in unrestricted cash and cash equivalents at the Company on a consolidated basis; a minimum of $12.5 million in unrestricted cash and cash equivalents at the Operating Partnership; a minimum of $7.75 million in unrestricted cash and cash equivalents at PMC and PMITH (combined); and a minimum of $7.5 million in unrestricted cash and cash equivalents at PMC;

•

a minimum tangible net worth for the Company of $862 million; a minimum tangible net worth for the Operating Partnership of $550 million; a minimum tangible net worth for PMITH of $195 million; and a minimum tangible net worth for PMC of $140 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for the Operating Partnership and PMITH;

•	a maximum ratio of liabilities to tangible net worth, in each case related to other than newly originated mortgage loans, of less than 3:1 for PMC; and

•	at least one other warehouse or repurchase facility with finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of December 31, 2012, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2012, all of our known contractual obligations mature within one year. As of December 31, 2012, we had on-balance sheet contractual obligations of $1.26 billion to finance assets under agreements to repurchase with maturities between January 4, 2013 and November 19, 2013. All agreements to repurchase that matured between December 31, 2012 and the date of this Report have been renewed or extended and are described in Note 20—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 21—Mortgage Loans at Fair Value Under Agreements to Repurchase and Note 22—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2012:

Counterparty	Amount at risk (in thousands)
Citibank, N.A.	$530,643
Wells Fargo Bank, N.A.	70,615
Credit Suisse First Boston Mortgage Capital LLC	49,671
Bank of America, N.A.	24,445
Morgan Stanley Bank, N.A.	9,887
Barclays Bank PLC	6,756

$692,017

Management Agreement. On February 1, 2013, we amended our management agreement with PCM in order to better align the base and performance incentive components of our management fee with our investment strategy. Pursuant to the terms of the management agreement, as amended, PCM collects a base management fee and may collect a performance incentive fee, both payable quarterly and in arrears. The term of the management agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base management fee is calculated at a defined annualized percentage of “shareholders’ equity.” “Shareholders’ equity” is defined as the sum of the net proceeds from any issuances of our equity securities since our inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter; less any amount that we pay for repurchases of our common shares (weighted for the time held during the measurement period); and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between PCM and our independent trustees and approval by a majority of our independent trustees.

Pursuant to the management agreement, the base management fee is equal to the sum of (i) 1.5% per annum of shareholders’ equity up to $2 billion, (ii) 1.375% per annum of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per annum of shareholders’ equity in excess of $5 billion. The base management fee is paid in cash.

The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before the incentive fee, exceeds certain levels of return on “equity.” “Net income,” for purposes of determining the amount of the performance incentive fee, is defined as net income or loss computed in accordance with GAAP and certain other non-cash charges determined after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. “Equity” is the weighted average of the issue price per common share of all of our public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

The performance incentive fee is calculated quarterly and escalates as net income (stated as a percentage of return on equity) increases over certain thresholds. On each calculation date, the threshold amounts represent a stated return on equity, plus or minus a “high watermark” adjustment. The performance fee payable for any quarter is equal to: (a) 10% of the amount by which net income for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

The high watermark starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls shorts of the lesser of 8% and the Fannie Mae MBS Yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of our net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The performance incentive fee may be paid in cash or in our common shares (subject to a limit of no more than 50% paid in common shares), at our option.

Under the management agreement, PCM continues to be entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf.

In general, we have agreed with PCM to negotiate in good faith to amend the provisions of the management agreement relating to the compensation of PCM in order to cause such compensation to be materially consistent with market rates of compensation for services comparable to those provided under the management agreement if (a) we or PCM requests such negotiation after a determination by us or PCM that the rates of compensation payable to PCM differ materially from such market rates of compensation and (b) various conditions relating to the timing and frequency of such requests are satisfied, including the condition that no request be made before the second anniversary of the execution of the management agreement. If the parties are unable to reach agreement on the terms of a fee amendment within thirty (30) days of the delivery of the relevant fee negotiation request, the terms of such fee amendment will be determined by final and binding arbitration procedures set forth in the management agreement.

Under the management agreement, PCM may be entitled to a termination fee under certain circumstances. Specifically, the termination fee is payable for (1) our termination of the management agreement without cause, (2) PCM’s termination of the management agreement upon a default by us in the performance of any material term of the agreement that has continued uncured for a period of 30 days after receipt of written notice thereof or (3) PCM’s termination of the agreement after the termination by us without cause (excluding a non-renewal) of the MBWS Agreement, the MSR recapture agreement, or the servicing agreement (each as defined below). The termination fee is equal to three times the sum of (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) performance incentive fee, in each case earned by PCM during the 24-month period before termination.

We may terminate the management agreement without the payment of any termination fee under certain circumstances, including, among other circumstances, in the event of uncured material breaches by PCM of the management agreement, upon a change in control of PCM (defined to include a 50% change in the shareholding of PCM in a single transaction or related series of transactions or Mr. Stanford L. Kurland’s failure to continue as chief executive officer of PCM to the extent his suitable replacement (in our discretion) has not been retained by PCM within six months thereof) or upon the termination of the MBWS Agreement or the MSR recapture agreement by PLS without cause.

The management agreement also provides that, prior to the undertaking by PCM or its affiliates of any new investment opportunity or any other business opportunity requiring a source of capital with respect to which PCM or its affiliates will earn a management, advisory, consulting or similar fee, PCM shall present to us such new opportunity and the material terms on which PCM proposes to provide services to us before pursuing such opportunity with third parties.

Servicing Agreement. On February 1, 2013, we amended our servicing agreement with PLS. The servicing agreement establishes servicing fees that change the nature of the fees that we pay to PLS for loan servicing to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of a loan. The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fees for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are severely delinquent and in foreclosure.

The base servicing fees for loans subserviced by PLS on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on our behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate mortgage loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees.

Except as otherwise provided in the MSR recapture agreement, when PLS effects a refinancing of a loan on our behalf and not through a third-party lender and the resulting loan is readily saleable, or PLS originates a loan to facilitate the disposition of the real estate acquired by us in settlement of a loan, PLS is entitled to receive from us market-based fees and compensation consistent with pricing and terms PLS offers unaffiliated third parties on a retail basis.

To the extent that PLS participates in HAMP (or other similar mortgage loan modification programs), PLS is entitled to retain any incentive payments made to it and to which it is entitled under HAMP, provided that, with respect to any incentive payments paid to PLS in connection with a mortgage loan modification for which we previously paid PLS a modification fee, PLS is required to reimburse us an amount equal to the incentive payments.

In addition, because we do not have any employees or infrastructure, PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each other subserviced loan.

PLS continues to be entitled to reimbursement for all customary, bona fide reasonable and necessary out-of-pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

In general, we have agreed with PLS to negotiate in good faith to amend the provisions of the servicing agreement relating to the compensation of PLS in order to cause such compensation to be materially consistent with market rates of compensation for services comparable to those provided under the servicing agreement if (a) either party requests such negotiation after a determination by either party that the rates of compensation payable to PLS differ materially from such market rates of compensation and (b) various conditions relating to the timing and frequency of such requests are satisfied, including the condition that no request be made before the second anniversary of the execution of the servicing agreement. If the parties are unable to reach agreement on the terms of a fee amendment within thirty (30) days of the delivery of the relevant fee negotiation request, the terms of such fee amendment will be determined by final and binding arbitration procedures set forth in the servicing agreement.

No automatic renewal of the servicing agreement will occur upon the conclusion of the term or any renewal period if our Operating Partnership or PLS delivers to the other party a notice of nonrenewal at least 180 days in advance. In addition, (i) PLS has the right to terminate the servicing agreement without cause if either of the MBWS Agreement or the MSR recapture agreement is terminated by PMC without cause as provided in each such agreement or the management agreement is terminated by us without cause as provided in such agreement and (ii) our Operating Partnership has the right to terminate the servicing agreement without cause if either of the MBWS Agreement or the MSR recapture agreement is terminated by PLS without cause or the management agreement is terminated by PCM as provided in such agreement. The servicing agreement is further subject to termination under other circumstances, generally including (a) in whole, at the election of either party following a specified default or other for-cause event on the part of the other, (b) in part with respect to one or more individual loans, at the election of our Operating Partnership in connection with a sale of such loan(s) or if such loan(s) become seriously delinquent or the real estate is acquired on behalf of the lender, and (c) in whole at the election of PLS or our Operating Partnership if PMC or PLS, respectively, defaults in its obligations under the MSR recapture agreement. Our Operating Partnership is required to pay release fees to PLS in connection with certain terminations.

Mortgage Banking and Warehouse Services Agreement. Effective February 1, 2013, we terminated our Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010 (as amended, supplemented or otherwise modified), between us and PLS, mutually waiving any and all notice and timing requirements applicable to such termination. On the same date, we entered into a mortgage banking and warehouse services agreement (the “MBWS Agreement”), pursuant to which PLS provides us with certain mortgage banking services, including fulfillment and disposition-related services, with respect to loans acquired by us from correspondent lenders, and certain warehouse lending services, including fulfillment and administrative services, with respect to loans financed by us for our warehouse lending clients.

In accordance with the terms of the MBWS Agreement, PLS has agreed to provide such services exclusively for our benefit, and PLS and its affiliates are prohibited from providing such services for any other third party. However, such exclusivity and prohibition shall not apply, and certain other duties instead will be imposed upon PLS, if we are unable to purchase or finance mortgage loans as contemplated under the MBWS Agreement for any reason. The term of the MBWS Agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans, PLS is entitled to a fulfillment fee based on the type of mortgage loan that we acquire and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for HARP mortgage loans with a loan-to-value ratio of 105% or less, and (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%. At this time, we do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBWS Agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee of three basis points.

In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month. In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per annum, and (ii) in the amount of $50 for each mortgage loan that we acquire.

In consideration for the warehouse services provided by PLS with respect to mortgage loans that we finance for our warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per annum, and (ii) in the amount of $50 for each mortgage loan that we finance thereunder.

Notwithstanding any provision of the MBWS Agreement to the contrary, if it becomes reasonably necessary or advisable for PLS to engage in additional services in connection with post-breach or post-default resolution activities for the purposes of a correspondent lending agreement, a warehouse agreement or a re-warehouse agreement, then we have generally agreed with PLS to negotiate in good faith for additional compensation and reimbursement of expenses to be paid to PLS for the performance of such additional services.

In general, we have agreed with PLS to negotiate in good faith to amend the provisions of the MBWS Agreement relating to the compensation of PLS or its affiliates in order to cause such compensation to be materially consistent with market rates of compensation for services comparable to those provided under the MBWS Agreement if (a) either party requests such negotiation after a determination by either party that the rates of compensation differ materially from such market rates of compensation and (b) various conditions relating to the timing and frequency of such requests are satisfied, including the condition that no request be made before the second anniversary of the execution of the MBWS Agreement. If the parties are unable to reach agreement on the terms of a fee amendment within thirty (30) days of the delivery of the relevant fee negotiation request, the terms of such fee amendment will be determined by final and binding arbitration procedures set forth in the MBWS Agreement.

No automatic renewal of the MBWS Agreement will occur upon the conclusion of the term or any renewal period if PMC or PLS delivers to the other party a notice of nonrenewal at least 180 days in advance. In addition, (i) PLS has the right to terminate the MBWS Agreement without cause if the MSR recapture agreement is terminated by PMC without cause as provided in such agreement, the servicing agreement is terminated by our Operating Partnership without cause as provided in such agreement or the management agreement is terminated by us without cause as provided in such agreement, and (ii) PMC has the right to terminate the MBWS Agreement without cause if the MSR recapture agreement or the servicing agreement is terminated by PLS without cause as provided in each such agreement or the management agreement is terminated by PCM without cause as provided in such agreement. The MBWS Agreement is further subject to termination under other circumstances, generally including at the election of either party following a specified default or other for-cause event on the part of the other. In the case of a non-renewal or termination of the MBWS Agreement, PMC will be entitled under certain circumstances to require that PLS continue to provide correspondent lending services for a specified number of months following the scheduled expiration or termination, in which case the then current fee structure and exclusivity obligations applicable to such services would remain in effect.

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with PLS. Pursuant to the terms of the MSR recapture agreement, if PLS refinances via its retail lending business loans for which we previously held the MSRs, PLS is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. The initial term of the MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

In general, we have agreed with PLS to negotiate in good faith to amend the provisions of the MSR recapture agreement relating to the compensation of PLS in order to cause such compensation to be materially consistent with market rates of compensation for services comparable to those provided under the MSR recapture agreement if (a) either party requests such negotiation after a determination by either party that the rates of compensation payable to PLS differ materially from such market rates of compensation and (b) various conditions relating to the timing and frequency of such requests are satisfied, including the condition that no request be made before the second anniversary of the execution of the MSR recapture agreement. If the parties are unable to reach agreement on the terms of a fee amendment within thirty (30) days of the delivery of the relevant fee negotiation request, the terms of such fee amendment will be determined by final and binding arbitration procedures set forth in the MSR recapture agreement.

No automatic renewal of the MSR recapture agreement will occur upon the conclusion of the term or any renewal period if we or PLS delivers to the other party a notice of nonrenewal at least 180 days in advance. In addition, (i) PLS has the right to terminate the MSR recapture agreement without cause if the MBWS Agreement is terminated by PMC without cause as provided in such agreement, the servicing agreement is terminated by our Operating Partnership without cause as provided in such agreement or the management agreement is terminated by us without cause as provided in such agreement, and (ii) PMC has the right to terminate the MSR recapture agreement without cause if the MBWS Agreement or the servicing agreement is terminated by PLS without cause as provided in each such agreement or the management agreement is terminated by PCM without cause as provided in such agreement. In addition, if our Operating Partnership exercises its right to terminate the servicing agreement without cause in connection with sales of one or more mortgage loans serviced thereunder, PLS will be entitled to terminate the MSR recapture agreement solely with respect to such mortgage loans. Following any termination of the MSR recapture agreement, PLS is prohibited from taking action with respect to the refinancing of the mortgage loans involved in the termination, subject to various exceptions, including an exception with respect to generalized advertising not targeted exclusively to the borrowers under such mortgage loans.

Reimbursement Agreement. In connection with the initial public offering of our common shares (“IPO”), on August 4, 2009, we entered into an agreement with PCM pursuant to which we agreed to reimburse PCM for the $2.9 million payment that it made to the underwriters for the IPO (the “Conditional Reimbursement”) if we satisfied certain performance measures over a specified period of time. Effective February 1, 2013, we amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if we are required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the IPO underwriters of the payment that we agreed to make to them at the time of the IPO if we satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

The reimbursement agreement is intended to align the reimbursement of PCM and the payment of the underwriters with our financial performance. In the event the termination fee is payable to PCM under the management agreement and PCM and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

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

Credit Risk

We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of nonperforming residential mortgage loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates affect the fair value of, interest income and net servicing income we earn from our mortgage-related investments. This effect is most pronounced with fixed-rate investments and MSRs. In general, rising interest rates negatively affect the fair value of our investments in MBS and mortgage loans.

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s interest rate lock commitments, inventory of mortgage loans acquired for sale and MSRs. The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

Prepayment Risk

To the extent that the actual prepayment rate on our mortgage loans differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the MBS investments and will accelerate the amortization of MSRs thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on the MBS investments.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans as of December 31, 2012, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$1,063,439	$1,108,071	$1,150,333	$1,226,965	$1,261,196	$1,292,724
Change in fair value:
$	$(126,437)	$(81,806)	$(39,543)	$37,089	$71,320	$102,847
%	(10.63)%	(6.88)%	(3.32)%	3.12%	5.99%	8.64%

These sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate certain movements in real estate values as they relate to mortgage loans; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various models and assumptions used, including prepayment forecasts and discount rates; and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$135,877	$131,295	$129,111	$124,943	$122,954	$119,150
Change in fair value:
$	$8,882	$4,300	$2,116	$(2,052)	$(4,041)	$(7,845)
%	6.99%	3.39%	1.67%	-1.62%	-3.18%	-6.18%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$140,375	$133,416	$130,141	$123,969	$121,058	$115,558
Change in fair value:
$	$13,380	$6,421	$3,147	$(3,026)	$(5,937)	$(11,436)
%	10.54%	5.06%	2.48%	-2.38%	-4.67%	-9.01%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$130,107	$128,551	$127,773	$126,217	$125,439	$123,883
Change in fair value:
$	$3,112	$1,556	$778	$(778)	$(1,556)	$(3,112)
%	2.45%	1.23%	0.61%	-0.61%	-1.23%	-2.45%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of December 31, 2012, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,466	$1,420	$1,398	$1,357	$1,337	$1,299
Change in fair value:
$	$89	$43	$21	$(21)	$(40)	$(78)
%	6.44%	3.12%	1.54%	-1.49%	-2.93%	-5.70%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,616	$1,490	$1,432	$1,326	$1,277	$1,187
Change in fair value:
$	$239	$112	$55	$(52)	$(100)	$(190)
%	17.32%	8.15%	3.96%	-3.74%	-7.28%	-13.79%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,426	$1,401	$1,389	$1,365	$1,353	$1,329
Change in fair value:
$	$48	$24	$12	$(12)	$(24)	$(48)
%	3.52%	1.76%	0.88%	-0.88%	-1.76%	-3.52%

Accounting Developments

In December 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update, (“ASU”), ASU 2011-11 to the Balance Sheet topic of its Accounting Standards Codification (“ASC” or the “Codification”). The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject an enforceable master netting arrangement or similar agreement.

The amendments in this ASU require the Company to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity’s financial position.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The ASU clarifies the scope applied to derivatives accounted for in accordance with the Derivatives and Hedging topic, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic or subject to an enforceable master netting arrangement or similar agreement.

The ASU amendment and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The adoption of these ASU amendments is not expected to have a material effect on our financial condition or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 7A, the information set forth on pages 102 to 105 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information called for by this Item 8 is hereby incorporated by reference from our Financial Statements and Auditors’ Report beginning at page F-1 of this Report.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (“the Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California February 28, 2013

Changes to Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2013, which is within 120 days after the end of fiscal year 2012.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2013, which is within 120 days after the end of fiscal year 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2013, which is within 120 days after the end of fiscal year 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2013, which is within 120 days after the end of fiscal year 2012.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2013, which is within 120 days after the end of fiscal year 2012.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit Description

10.10	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.

10.18	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.19	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.21	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Exhibit Description

10.22	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.23	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.27	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.28	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.29	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.30	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.31	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.32	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

Exhibit Number	Exhibit Description

10.33	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.34	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.35	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.36	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.37	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.38	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.39	Amendment Number Seven to Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.40	Amendment Number Eight to Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.41	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.42	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.43	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.44	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.45	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.46	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.47	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.48	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.49	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.50	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.51	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.52	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.53	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.54	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed on March 9, 2012).*

10.55	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.56	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.57	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

Exhibit Number	Exhibit Description

10.58	Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.59	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.60	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.61	Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.62	Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.63	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.64	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.65	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.66	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.67	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.68	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.69	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.70	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

Exhibit Number	Exhibit Description

10.71	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.72	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.**

*	Certain terms have been redacted pursuant to requests for confidential treatment that were granted by the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Page
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets	F–1
Consolidated Statements of Income	F–2
Consolidated Statements of Changes in Shareholders’ Equity	F–3
Consolidated Statements of Cash Flows	F–4
Notes to Consolidated Financial Statements	F–5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2013

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash	$33,756	$14,589
Short-term investments	39,017	30,319
United States Treasury security	—	50,000
Mortgage-backed securities at fair value	—	72,813
Mortgage loans acquired for sale at fair value	975,184	232,016
Mortgage loans at fair value	1,189,971	696,266
Mortgage loans under forward purchase agreements at fair value	—	129,310
Real estate acquired in settlement of loans	88,078	80,570
Real estate acquired in settlement of loans under forward purchase agreements	—	22,979
Mortgage servicing right at lower of amortized cost or fair value	125,430	5,282
Mortgage servicing right at fair value	1,346	749
Principal and interest collections receivable	29,204	8,664
Principal and interest collections receivable under forward purchase agreements	—	5,299
Interest receivable	3,029	2,099
Derivative assets	23,706	1,938
Servicing advances	32,191	18,870
Due from affiliates	4,829	347
Other assets	13,922	13,952

Total assets	$2,559,663	$1,386,062

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$—	$115,493
Mortgage loans acquired for sale at fair value	894,906	212,677
Mortgage loans at fair value	353,805	275,649
Real estate acquired in settlement of loans	7,391	27,494
Note payable secured by mortgage loans at fair value	—	28,617
Borrowings under forward purchase agreements	—	152,427
Derivative liabilities	967	—
Recourse liability	4,441	205
Accounts payable and accrued liabilities	42,402	8,993
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	12,216	12,166
Income taxes payable	36,316	441

Total liabilities	1,358,327	840,045

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 58,904,456 and 28,404,554 common shares, respectively	589	284
Additional paid-in capital	1,129,858	518,272
Retained earnings	70,889	27,461

Total shareholders’ equity	1,201,336	546,017

Total liabilities and shareholders’ equity	$2,559,663	$1,386,062

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Net investment income
Net gain on mortgage loans acquired for sale	$147,675	$7,633	$18
Net gain (loss) on investments:
Mortgage-backed securities	612	(2,812)	233
Mortgage loans	103,037	85,455	27,195

	103,649	82,643	27,428

Interest income:
Short-term investments	42	100	86
Mortgage-backed securities	2,084	3,229	5,186
Mortgage loans	70,190	32,819	9,302
Other	125	—	—

	72,441	36,148	14,574

Loan origination fees	10,545	1,085	23
Results of real estate acquired in settlement of loans	1,368	1,079	2,002
Net loan servicing fees	(564)	20	—
Other	54	6	9

Net investment income	335,168	128,614	44,054

Expenses
Loan fulfillment fees	62,906	1,747	—
Interest	31,642	16,946	826
Loan servicing	20,180	15,364	3,200
Management fees	12,436	6,740	4,878
Compensation	7,144	5,161	2,627
Professional services	6,053	4,434	2,581
Other	7,985	5,727	2,916

Total expenses	148,346	56,119	17,028

Income before provision for income taxes	186,822	72,495	27,026
Provision for income taxes	48,573	8,056	2,543

Net income	$138,249	$64,439	$24,483

Earnings per share
Basic	$3.14	$2.41	$1.46
Diluted	$3.14	$2.41	$1.44
Weighted-average shares outstanding
Basic	43,553	26,396	16,775
Diluted	43,876	26,679	17,048
Dividends declared per share	$2.22	$1.42	$1.19

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December 31, 2009	16,735,317	$167	$315,514	$(1,883)	$313,798
Net income	—	—	—	24,483	24,483
Share-based compensation	97,026	1	1,811	—	1,812
Cash dividends declared, $1.19 per share	—	—	—	(20,030)	(20,030)
Underwriting and offering costs	—	—	(150)	—	(150)

Balance at December 31, 2010	16,832,343	168	317,175	2,570	319,913
Net income	—	—	—	64,439	64,439
Share-based compensation	88,711	1	3,737	—	3,738
Cash dividends declared, $1.42 per share	—	—	—	(39,548)	(39,548)
Proceeds from offerings of common shares	11,483,500	115	205,941	—	206,056
Underwriting and offering costs	—	—	(8,581)	—	(8,581)

Balance at December 31, 2011	28,404,554	284	518,272	27,461	546,017
Net income	—	—	—	138,249	138,249
Share-based compensation	163,509	2	5,066	—	5,068
Cash dividends declared, $2.22 per share	—	—	—	(94,821)	(94,821)
Proceeds from offerings of common shares	30,336,393	303	607,881	—	608,184
Underwriting and offering costs	—	—	(1,361)	—	(1,361)

Balance at December 31, 2012	58,904,456	$589	$1,129,858	$70,889	$1,201,336

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$138,249	$64,439	$24,483
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(147,675)	(7,633)	(18)
Net (gain) loss on mortgage-backed securities at fair value	(612)	2,812	(233)
Net gain on mortgage loans at fair value	(103,037)	(85,455)	(27,195)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest and advance on mortgage loans at fair value	(19,887)	(1,993)	(3,287)
Results of real estate acquired in settlement of loans	(1,368)	(1,079)	(2,002)
Change in fair value, amortization and impairment of mortgage servicing rights	11,730	48	—
Amortization of credit facility commitment fees	2,952	1,842	—
Accrual of costs related to forward purchase agreements	3,421	4,406	—
Share-based compensation expense	5,067	3,738	1,812
Purchases of mortgage loans acquired for sale at fair value	(22,443,136)	(1,318,763)	(43,841)
Sales of mortgage loans acquired for sale at fair value	21,698,266	1,090,299	39,853
Increase in principal and interest collections receivable	(20,540)	(415)	(8,145)
(Increase) decrease in principal and interest collections receivable under forward purchase agreements	5,299	(5,299)	—
Increase in interest receivable	(930)	(1,121)	(641)
Decrease (increase) in due from affiliates	(4,482)	1,768	(2,095)
Increase in servicing advances	(13,321)	(16,165)	(2,705)
Decrease (increase) in other assets	861	(10,910)	(1,615)
Increase (decrease) in accounts payable and accrued liabilities	32,818	(2,662)	1,483
Increase in payable to affiliates	50	6,571	1,357
Increase in income taxes payable	35,875	441	—

Net cash used by operating activities	(820,400)	(275,131)	(22,789)

Cash flows from investing activities
Net (increase) decrease in short-term investments	(8,698)	(30,319)	213,628
Repayment (purchase) of United States Treasury security	50,000	(50,000)	—
Purchases of mortgage-backed securities at fair value	(112,211)	(21,420)	(91,141)
Sales of mortgage-backed securities at fair value	165,949	7,994	—
Repayments of mortgage-backed securities at fair value	23,218	59,666	58,560
Purchases of mortgage loans at fair value	(541,696)	(453,323)	(417,211)
Repayments of mortgage loans at fair value	169,877	111,624	55,198
Sales of mortgage loans at fair value	—	2,570	5,228
Repayments of mortgage loans under forward purchase agreements at fair value	14,292	33,097	—
Purchases of real estate acquired in settlement of loans	(48)	(1,511)	(1,238)
Sales of real estate acquired in settlement of loans	126,499	63,203	19,402
Sales of real estate acquired in settlement of loans under forward purchase agreements	9,912	1,258	—
Purchases of mortgage servicing rights	(23)	—	—
Sales of mortgage servicing rights	104	—	—
Increase in margin deposits and restricted cash	(8,617)	(632)	(9,758)

Net cash used by investing activities	(111,442)	(277,793)	(167,332)

Cash flows from financing activities
Sales of securities under agreements to repurchase	752,343	1,423,615	513,141
Repurchases of securities sold under agreements to repurchase	(867,836)	(1,409,324)	(411,939)
Sales of loans acquired for sale at fair value under agreements to repurchase	21,085,673	1,531,744	147,422
Repurchases of loans acquired for sale at fair value sold under agreements to repurchase	(20,327,332)	(1,190,840)	—
Advances from note payable secured by mortgage loans at fair value	—	33,386	—
Repayments of note payable secured by mortgage loans at fair value	(26,573)	(4,769)	—
Repayments of borrowings under forward purchase agreements	(157,166)	(47,167)	—
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	10,753	37,587	—
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	(30,855)	(10,093)	—
Proceeds from issuance of common shares	608,184	206,056	—
Payment of common share underwriting and offering costs	(1,361)	(8,581)	(150)
Payment of common share dividends	(94,821)	(39,548)	(12,960)

Net cash provided by financing activities	951,009	522,066	235,514

Net increase (decrease) in cash	19,167	(30,858)	45,393
Cash at beginning of year	14,589	45,447	54

Cash at end of year	$33,756	$14,589	$45,447

The accompanying notes are an integral part of these consolidated financial statements

.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Presentation

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) was organized in Maryland on May 18, 2009, and commenced operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest (“common shares”). The Company is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage loans and mortgage-related assets.

The Company’s primary investment objective is to maximize the value of the mortgage loans that it acquires, a substantial portion of which may be distressed and acquired at discounts to their unpaid principal balances, either through loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes, or, when necessary, through timely acquisition and liquidation of the property securing the loan.

The Company operates two segments: correspondent lending and investment activities. The correspondent lending segment focuses on the purchase for resale of newly originated mortgage loans and the investment activities segment focuses on mortgage assets that are acquired and held for investment purposes.

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and an affiliated company, PennyMac Loan Services, LLC (“PLS”).

The investment activities segment represents the Company’s investments in distressed mortgage loans, real estate acquired in settlement of loans (“REO”), MBS and mortgage servicing rights (“MSRs”). Management seeks to maximize the value of the distressed mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

The Company conducts substantially all of its operations and makes substantially all of its investments through its subsidiary, PennyMac Operating Partnership, L.P. (the “Operating Partnership”), and the Operating Partnership’s subsidiaries. A subsidiary of the Company is the sole general partner, and the Company is the sole limited partner, of the Operating Partnership.

The Company is externally managed by PCM, an investment adviser registered with the Securities and Exchange Commission (the “SEC”) that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, PCM is paid a management fee with a base component and a performance incentive component. Determination of the amount of management fees is discussed in Note 4—Transactions with Related Parties.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”). All significant intercompany accounts and transactions have been eliminated. Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically, Servicing advances and Derivative assets are presented separately from other assets and Derivative liabilities are presented separately from accounts payable and accrued liabilities in the consolidated balance sheets. Additionally, amounts for Loan fulfillment fees are presented separately from Other expenses and servicing advance losses are now included with Servicing expenses in the consolidated statements of income. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, shareholders’ equity, results of operations or cash flows.

Note 2—Concentration of Risks

As discussed in Note 1—Organization and Basis of Presentation above, PMT’s operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company’s investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Before acquiring loans or other assets, PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the non-correspondent lending loans purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup, Inc.

Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy, unemployment and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify, and the Company’s loan servicers’ ability to execute, optimal resolutions of problem mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

•

the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed loans; and

•

regulatory, judicial and legislative support of the foreclosure process and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

As a result of consolidating the silo, the Company’s consolidated statements of income and cash flows includes the following amounts related to the silo:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Income:
Net gain on mortgage loans	$46,295	$14,357	$—
Interest income on mortgage loans	$996	$1,131	$—
Results of REO	$1,870	$171	$—
Interest expense	$2,396	$3,116	$—
Loan servicing fees	$1,011	$744	$—
Cash flows:
Repayments of mortgage loans	$14,292	$33,097	$—
Sales of REO	$9,912	$1,258	$—
Repayments of borrowings under forward purchase agreements	$(157,166)	$(47,167)	$—

The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value of mortgage loans and real estate acquired in settlement of loans (“REO”) purchased for its investment portfolio, including the CGM Assets:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Investment portfolio purchases:
Loans	$542,766	$647,609	$417,211
REO	297	2,475	1,238

	$543,063	$650,084	$418,449

Investment portfolio purchases above through one or more subsidiaries of Citigroup, Inc.:
Loans	$504,710	$575,460	$406,980
REO	48	2,160	—

	$504,758	$577,620	$406,980

Note 3—Significant Accounting Policies

PMT’s significant accounting policies are summarized below.

Valuation of Financial Instruments

PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the assumptions used to determine fair value. These levels are:

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Government-sponsored entities referred to in this document, include the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation (the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation are each referred to as an “Agency” and, collectively, as the “Agencies”).

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent money market deposit accounts. The Company’s short-term investments are classified as a “Level 1” fair value financial statement item.

United States Treasury Security

The purchase of the United States Treasury Security is recorded as of the trade date. The Company’s United States Treasury Security is carried at fair value with changes in fair value recognized in current period income. The fair value of the Company’s investment in the United States Treasury Security is based on its quoted market price and is therefore classified as a “Level 1” fair value financial statement item.

Mortgage-Backed Securities

Purchases and sales of MBS are recorded as of the trade date. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method as a component of Interest income. Changes in fair value arising from other factors are recognized as a component of Net gain (loss) on investments.

The Company’s investments in MBS may include Agency and non-Agency MBS. Agency MBS refers to securities issued by the Federal Home Loan Mortgage Corporation, the Federal National Mortgage Association, and the Government National Mortgage Association. The Company categorizes its investments in non-Agency MBS as “Level 3” fair value financial statement items due to their illiquidity and the present lack of an active market for such securities.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the MBS purchase price. Management updates its cash flow estimates monthly.

Estimating cash flows is subject to a number of assumptions that are subject to uncertainties, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon interest rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. Management applies its judgment in developing its estimates. However, these uncertainties are difficult to predict and are subject to future events whose outcomes will affect the Company’s estimates and interest income.

Mortgage Loans

Mortgage loans are carried at their estimated fair values. Changes in the estimated fair value of mortgage loans are recognized in current period income. All changes in fair value, including changes arising from the

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

passage of time, are recognized as a component of Net gain (loss) on investments for mortgage loans classified as mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value and Net gain on mortgage loans acquired for sale for mortgage loans classified as mortgage loans acquired for sale at fair value.

Recognition of Sales of Mortgage Loans

The Company recognizes transfers of mortgage loans as sales when it surrenders control over the mortgage loans. Control over transferred assets is deemed to be surrendered when (i) the assets have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the Company does not maintain effective control over the transferred assets through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific assets.

Interest Income Recognition

Interest income on loans is recognized over the life of the loan using their contractual interest rates. Income recognition is suspended for loans when they become 90 days delinquent, or when, in management’s opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Derivative Financial Instruments

In its loan origination activities, the Company makes contractual commitments to loan applicants to originate mortgages at specified interest rates (“interest rate lock commitments” or “IRLC”). These commitments are accounted for as derivative financial instruments. The Company manages the risk created by IRLC relating to mortgage loans acquired for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are also accounted for as derivative instruments. These instruments are also used to manage the risk created by changes in interest rates on certain of the MSRs the Company holds. The Company classifies its IRLCs as “Level 3” financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs and holding mortgage loans pending sale as “Level 2” fair value financial statement items.

The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its forward sale agreements or options and futures for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in the fair values being reported in current period income. The fair value of the Company’s derivative financial instruments is included in Derivative assets and Derivative liabilities and changes in fair value are included in Net gain on mortgage loans acquired for sale or in Net servicing fee income, as applicable, in the Company’s consolidated statements of income.

When the Company has master netting agreements with its derivatives counterparties, the Company nets its counterparty positions along with any cash collateral received or delivered

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries;

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition of REO and property dispositions. The Company has engaged PLS to provide these services on its behalf.

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

The Company recognizes MSRs initially at their estimated fair values, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The precise fair value of MSRs cannot be readily determined because MSRs are not actively traded in stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings. Therefore, the Company classifies its MSRs as “Level 3” fair value financial statement items.

The Company’s subsequent accounting for MSRs is based on the class of MSRs. The Company has identified two classes of MSRs: MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. The Company distinguishes between these classes of MSRs due to their differing sensitivities to change in value as the result of changes in market interest rates. MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

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

The Company periodically assesses MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, the Company recognizes the increase in value in current-period earnings and adjusts the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value to a level not in excess of amortized cost.

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

Amortization and impairment of MSRs are included in current period income as a component of Net servicing income.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net servicing income.

Real Estate Acquired in Settlement of Loans

Real estate acquired in settlement of loans is measured at the lower of the acquisition cost of the property (as measured by the fair value of the loan immediately before the property is acquired in settlement of the loan) or its purchase price or its fair value reduced by estimated costs to sell. Real estate acquired in settlement of loans is categorized as a “Level 3” fair value financial statement item. Changes in fair value and gains or losses on sale of real estate acquired in settlement of loans are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

Loans and Securities Sold Under Agreements to Repurchase

Loans and securities sold under agreements to repurchase are measured based on whether management has designated the agreements to be accounted for under the fair value option or at historical cost. Under both options, the carrying value of loans and securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates fair value, due to the agreements’ short maturities. Loans and securities sold under agreements to repurchase are categorized as “Level 3” fair value financial statement items.

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

Recourse Liability

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

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent lender.

The Company records a provision for losses relating to such representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Investment Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has whole ownership of all of its subsidiaries, and therefore has no significant equity method or cost-basis investments. All significant intercompany accounts and transactions have been eliminated upon consolidation.

The Company evaluates every investment with reference to the underlying entity that issued the loans or securities it acquires to determine whether to include the investment in its consolidated reporting group. A similar analysis is performed for each entity with which the Company makes an agreement for management, servicing or similar services. Where voting rights do not effectively identify the investor with a controlling financial interest, the entity is classified as a variable interest entity (“VIE”). With certain exceptions, VIEs are subject to consolidation if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities or are not exposed to the entity’s losses or entitled to its residual returns. VIEs are consolidated by the entity that absorbs a majority of the entity’s expected losses, its expected returns, or both. The Company did not have variable interests in its affiliated service providers or its investments as of December 31, 2012 and 2011.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by management as probable of being paid are recorded as a reduction of additional paid-in capital.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share-Based Compensation

The Company estimates the value of restricted share units awarded with reference to the value of its common shares on the date of the award. The Company amortizes the fair value of previously granted share-based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to awards is included in Compensation in the consolidated statements of income.

The Company estimates the value of restricted share units awarded with reference to the value of its common shares on the date of the award. How the value of Company common shares is used in determining restricted share unit awards’ values depends on whether the restricted share units participate in Company dividends in the form of dividend equivalents.

•	Restricted share unit awards that participate in dividends in the form of dividend equivalents are valued at the Company’s closing share price on the date of the award.

•

Restricted share unit awards that do not participate in dividends are valued by reducing the closing price of the Company’s common shares on the date of the award by the value of expected shareholder distributions that the grantees will not receive during the vesting period, discounted at an appropriate risk-free rate of return. The amount of the reduction for anticipated distributions is based on amounts included in management’s earnings forecast.

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

Management’s estimates of compensation costs reflect the expected portion of share-based compensation awards that management expects to vest.

Income Taxes

The Company has elected to be taxed as a REIT and management believes the Company complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, management believes the Company will not be subject to federal income tax on that portion of its REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company’s REIT qualification.

The Company’s taxable REIT subsidiaries (“TRSs”) are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. Subject to management’s judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Management recognizes tax a benefit relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

As of December 31, 2012 and 2011, the Company was not subject to examination by any federal or state taxing authority.

Note 4—Transactions with Related Parties

The Company is managed externally by PCM and at December 31, 2012, was managed under the terms of a management agreement that expired on August 4, 2013, subject to automatic renewal for a one-year term each anniversary date thereafter unless previously terminated. The management agreement provided for an annual review of PCM’s performance under the management agreement by the Company’s independent trustees. PMT’s board of trustees reviews the Company’s financial results, policy compliance and strategic direction.

PMT paid PCM a base management fee and a performance incentive fee, both payable quarterly and in arrears. This agreement was amended, effective February 1, 2013, as described in Note 37—Subsequent Events. During the periods presented, the base management fee was calculated at the annual rate of 1.5% of shareholders’ equity (as defined in the management agreement). The performance incentive fee was calculated at 20% per year of the amount by which “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate.”

•

“Core earnings,” for purposes of determining the amount of the performance incentive fee, was defined as U.S. GAAP net income (loss) adjusted to exclude non-cash equity compensation expense, unrealized gains and losses or other non-cash items recognized during the period, any conditional payment amounts relating to PMT’s initial public offering (“IPO”) paid to PCM and the underwriters of PMT’s share offering, and any “one-time events” pursuant to changes in U.S. GAAP and certain other non-cash charges after discussions as agreed between PCM and our independent trustees and approval by a majority of PMT’s independent trustees.

•

The “hurdle rate” was calculated as the product of (1) the weighted average of the issue price per share of all of the Company’s public offerings multiplied by the weighted average number of common shares outstanding (including, for the avoidance of doubt, restricted share units) in the four-quarter period and (2) 8%.

•

For purposes of calculating the incentive fee, to the extent PMT had a net loss in core earnings from a period before the rolling four-quarter period that had not been offset by core earnings in a subsequent period, such loss would continue to be included in the rolling four-quarter calculation until it had been fully offset. This term was not applicable for purposes of determining whether the conditional payment of the underwriting discount, as discussed in Note 27—Shareholders’ Equity, was payable.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of management fee expense and the related liability recorded by the Company:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Base management fee	$12,436	$6,740	$4,878
Performance incentive fee	—	—	—

Total management fee incurred during the year	12,436	6,740	4,878
Fee paid during the year	(9,032)	(6,873)	(4,819)
Fee outstanding at beginning of year	1,095	1,228	1,169

Fee outstanding at year end	$4,499	$1,095	$1,228

If the Company terminated the management agreement without cause, or PCM terminated the management agreement upon a default in the Company’s performance of any material term in the management agreement, PMT would pay a termination fee to PCM. The termination fee would have been equal to three times (a) the average annual base management fee and (b) the average annual (or, if the period was less than 24 months, annualized) incentive fee earned by PCM during the prior 24-month period before termination. Under circumstances where the termination fee was payable, PMT would pay to PCM its portion of the conditional payment of the underwriting discount discussed in Note 27—Shareholders’ Equity.

The Company, through its Operating Partnership, also had a loan servicing agreement with PLS. This agreement was replaced, effective February 1, 2013, as described in Note 37 – Subsequent Events. Servicing fee rates during the years presented are based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that management believed were competitive with those charged by other servicers or specialty servicers, as applicable.

Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company’s behalf. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effects a refinancing of a loan on the Company’s behalf and not through a third party lender and the resulting loan is readily saleable, or originates a loan to facilitate the disposition of real estate that the Company has acquired in settlement of a loan, PLS is entitled to receive from the Company market-based fees and compensation.

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

In connection with the Company’s correspondent lending business, through which the Company acquires mortgage loans originated by correspondent lenders for resale to the government-sponsored agencies such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“FHLMC”) (Fannie Mae and FHLMC, along with the Government National Mortgage Association (“GNMA”) are each referred to as an “Agency” and, collectively, as the “Agencies”) and other investors, PLS is entitled to base subservicing fees, and other customary market-based fees and charges as described above.

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

The Company is not an approved issuer of GNMA securities and therefore is not able to sell government-guaranteed or insured loans into such securities. As a result, the Company and PLS have agreed that PLS will fulfill and purchase the government-guaranteed or insured loans it acquires from correspondent lenders. This arrangement has enabled the Company to compete with other correspondent lenders that purchase both government and conventional loans. For these government-guaranteed or insured loans, the Company does not pay a fulfillment fee, but collects interest income and a sourcing fee of three basis points for each mortgage loan it purchases from a correspondent and sells to PLS for ultimate disposition to GNMA. As described in Note 37 – Subsequent Events, the agreement was terminated and replaced by a new agreement, effective February 1, 2013.

Following is a summary of correspondent lending activity between the Company and PLS:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Sourcing fees received	$2,505	$166	$—
Fulfillment fees relating to loans sold to nonaffiliates	$62,906	$1,747	$—
Fair value of loans sold to PLS	$8,864,264	$577,852	$3,106
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS at year end	$153,326	$46,266	$—

The Company paid fulfillment and servicing fees to PLS as described above and as provided in its loan servicing agreement and recorded other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

Following is a summary of those expenses:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Fulfillment fees payable to PLS	$62,906	$1,747	$—
Loan servicing fees to PLS	20,180	15,364	3,200
Reimbursement of expenses incurred on PMT’s behalf	3,146	2,219	895
Reimbursement of common overhead incurred by PCM and its affiliates	4,183	4,086	1,418

	$90,415	$23,416	$5,513

Payments during the year(1)	$85,554	$12,656	$3,852

(1)	Payments include payments for correspondent lending activites itemized in the preceding table.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the Company’s startup period and through the quarter ended March 31, 2010, PCM and its affiliates did not charge the Company for its proportionate share of common overhead expenses. Such expenses totaled approximately $500,000 for the year ended December 31, 2010. No other charges were waived by PCM during the Company’s startup period and through the quarter ended March 31, 2010. Management believes that PCM does not intend to waive recovery of common overhead costs in the future.

Following is a summary of amounts due to affiliates:

	December 31,
	2012	2011
	(in thousands)
Contingent offering costs	$2,941	$2,941
Management fee	4,499	1,096
Other expenses	4,776	8,129

	$12,216	$12,166

Amounts due from affiliates totaled $4,829,000 and $347,000 at December 31, 2012 and 2011, respectively, and represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

PCM’s parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company’s common shares at both December 31, 2012 and 2011.

Note 5—Earnings Per Share

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

During the years ended December 31, 2012 and 2011, the Company made grants of restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. For purposes of calculating earnings per share, unvested share-based compensation awards containing non forfeitable rights to dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common shares and participating securities, based on their respective rights to receive dividends.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the basic and diluted earnings (loss) per share calculations:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$138,249	$64,439	$24,483
Effect of participating securities—share-based compensation instruments	(1,433)	(699)	—

Net income attributable to common shareholders	$136,816	$63,740	$24,483

Weighted-average shares outstanding	43,553	26,396	16,775

Basic earnings per share	$3.14	$2.41	$1.46

Diluted earnings per share:
Net income	$138,249	$64,439	$24,483

Weighted-average shares outstanding	43,553	26,396	16,775
Dilutive potential common shares—shares issuable under share-based compensation plan	323	283	273

Diluted weighted-average number of common shares outstanding	43,876	26,679	17,048

Diluted earnings per common share	$3.14	$2.41	$1.44

Note 6—Loan Sales

The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and the potential liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loan:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash flows:
Proceeds from sales	$12,834,002	$518,567	$—
Service fees received(1)	$17,481	$213	$—
Period-end information:
Unpaid principal balance of loans outstanding at period-end	$12,168,740	$495,031	$—
Delinquencies:
30-89 days	$45,021	$—	$—
90 or more days or in foreclosure or bankruptcy	$1,386	$—	$—

(1)	Service fees received represent amounts received before payment of guaranty fees.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7—Netting of Financial Instruments

The Company uses derivative instruments to manage exposure to interest rate risk for its IRLCs and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivatives asset and liability positions, and cash collateral obtained (or posted) by its counterparties when subject to an enforceable master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs, which are commitments made to correspondent lenders to purchase mortgage loans for sale. As of December 31, 2012 and 2011, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	December 31, 2012			December 31, 2011
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet
	(in thousands)
Derivatives:
MBS put options	$977	$—	$977	$—	$—	$—
MBS forward purchase contracts	2,617	(1,035)	1,582			—
MBS forward sale contracts	3,458	(3,115)	343			—
Cash collateral	—	1,325	1,325	—	—	—

Total derivatives, subject to a master netting arrangement	7,052	(2,825)	4,227	—	—	—
Total derivatives, not subject to a master netting arrangement	19,479	—	19,479	1,938	—	1,938

Total	$26,531	$(2,825)	$23,706	$1,938	$—	$1,938

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that does not meet the accounting guidance qualifying for netting. The balance in “Other” is comprised of balances with various small balance counterparties made to correspondent lenders to purchase newly originated mortgage loans for sale.

	December 31, 2012				December 31, 2011
	Offset in the balance sheet				Offset in the balance sheet
	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$19,479	$—	$—	$19,479	$5,772	$—	$—	$5,772
Bank of America, N.A.	1,219	—	—	1,219	—	—	—	—
Citibank	1,009	—	—	1,009	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	820	—	—	820	—	—	—	—
Cantor Fitzgerald LP	581	—	—	581	—	—	—	—
Morgan Stanley Bank, N.A.	316	—	—	316	—	—	—	—
Other	282	—	—	282	(3,834)	—	—	(3,834)

Total	$23,706	$—	$—	$23,706	$1,938	$—	$—	$1,938

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. The assets sold under agreements to repurchase do not qualify for offset.

	December 31, 2012			December 31, 2011
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet
	(in thousands)
Derivatives:
MBS forward purchase contracts	$1,741	$(1,036)	$705	$—	$—	$—
MBS forward sale contracts	4,520	(3,116)	1,404	—	—	—
Cash collateral	—	(1,142)	(1,142)	—	—	—

Total derivatives, subject to a master netting arrangement	6,261	(5,294)	967	—	—	—
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—

Total derivatives	6,261	(5,294)	967	—	—	—
Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	894,906	—	894,906	212,677	—	212,677
Mortgage loans at fair value	353,805	—	353,805	275,649	—	275,649
Securities	—	—	—	115,493	—	115,493
Real estate acquired in settlement of loans	7,391	—	7,391	27,494	—	27,494

Total assets sold under agreements to repurchase	1,256,102	—	1,256,102	631,313	—	631,313

Total	$1,262,363	$(5,294)	$1,257,069	$631,313	$—	$631,313

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not meet the accounting guidance qualifying for offset. All assets sold under agreements to repurchase have sufficient collateral or exceeds the liability amount recorded on the balance sheet.

	December 31, 2012				December 31, 2011
		Gross amounts not offset in the balance sheet				Gross amounts not offset in the balance sheet
	Net amount of liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Citibank	$474,625	$(474,625)	$—	$—	$203,936	$(203,936)	$—	$—
Bank of America, N.A.	256,711	(256,711)	—	—	161,222	(161,222)	—	—
Credit Suisse First Boston Mortgage Capital LLC	243,525	(243,525)	—	—	142,819	(142,819)	—	—
Morgan Stanley Bank, N.A.	155,321	(155,321)	—	—	—	—	—	—
Barclays	79,253	(78,780)	—	473	—	—	—	—
Wells Fargo Bank, N.A.	47,140	(47,140)	—	—	123,336	(123,336)	—	—
Other	494	—	—	494	—	—	—	—

Total	$1,257,069	$(1,256,102)	$—	$967	$631,313	$(631,313)	$—	$—

Note 8—Fair Value

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

Fair Value Accounting Elections

Management identified all of its non cash financial assets, including short-term investments, United States Treasury security, MBS and mortgage loans, as well as its securities sold under agreements to repurchase and its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s investment performance.

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the Company’s correspondent lending operations, management has concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. Management has identified these assets for accounting at the lower of amortized cost or fair value. Management’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are generally aimed at moderating the effects of changes in interest rates on the assets’ values.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Netting	Total
	(in thousands)
Assets:
Short-term investments	$39,017	$—	$—	$—	$39,017
Mortgage loans acquired for sale at fair value	—	975,184	—	—	975,184
Mortgage loans at fair value	—	—	1,189,971	—	1,189,971
Mortgage servicing rights at fair value	—	—	1,346	—	1,346
Derivative assets:
Interest rate lock commitments	—		19,479	—	19,479
MBS put options	—	977	—	—	977
Forward purchase contracts	—	2,617	—	(1,035)	1,582
Forward sales contracts	—	3,458	—	(3,115)	343

Total derivative financial instruments before cash collateral netting	—	7,052	19,479	(4,150)	22,381
Cash collateral(1)	—	—	—	1,325	1,325

Total derivative financial assets	—	7,052	19,479	(2,825)	23,706

	$39,017	$982,236	$1,210,796	$(2,825)	$2,229,224

Liabilities:
Derivative liabilities:
Forward purchase contracts	$—	$1,741	$—	$(1,036)	$705
Forward sales contracts	—	4,520	—	(3,116)	1,404

Total derivative financial instruments before cash collateral netting	—	6,261	—	(4,152)	2,109
Cash collateral(1)	—	—	—	(1,142)	(1,142)

Total derivative financial liabilities	$—	$6,261	$—	$(5,294)	$967

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011
	Level 1	Level 2	Level 3	Netting	Total
	(in thousands)
Assets:
Short-term investments	$30,319	$—	$—	$—	$30,319
United States Treasury security	50,000	—	—	—	50,000
Mortgage-backed securities at fair value	—	—	72,813	—	72,813
Mortgage loans acquired for sale at fair value		232,016	—	—	232,016
Mortgage loans at fair value	—	—	696,266	—	696,266
Mortgage loans under forward purchase agreements at fair value	—	—	129,310	—	129,310
Mortgage servicing rights at fair value	—	—	749	—	749
Derivative financial assets	—	(3,834)	5,772	—	1,938

	$80,319	$228,182	$904,910	$—	$1,213,411

Liabilities:
Securities sold under agreements to repurchase	$—	$—	$115,493	$—	$115,493

	$—	$—	$115,493	$—	$115,493

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s MBS, mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value, MSRs, IRLCs and securities sold under agreements to repurchase were measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items:

	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$5,772	$904,910
Purchases	—	541,696	1,075	20	—	542,791
Interest rate lock commitments issued, net	—	—	—	—	212,555	212,555
Repayments	(21,888)	(169,877)	(14,292)		—	(206,057)
Accrual of unearned discounts	363	—	—		—	363
Capitalization of interest	—	19,745	—		—	19,745
Sales	(52,133)	—	—	(79)	—	(52,212)
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,508	—	1,508
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	24,878	—	(708)	—	24,170
Other factors	845	68,772	9,293	(144)	—	78,766

	845	93,650	9,293	(852)	—	102,936

Transfers of mortgage loans under forward purchase agreements to mortgage loans	—	117,913	(117,913)	—	—	—
Transfers of mortgage loans to REO	—	(109,440)		—	—	(109,440)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—		(7,473)	—	—	(7,473)
Transfers from mortgage loans acquired for sale	—	18	—	—	—	18
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(198,848)	(198,848)

Balance, December 31, 2012	$—	$1,189,971	$—	$1,346	$19,479	$1,210,796

Changes in fair value recognized during the period relating to assets still held at December 31, 2012	$—	$51,022	$—	$(852)	$19,479	$69,649

Accumulated changes in fair value relating to assets still held at December 31, 2012	$—	$106,468	$—		$19,479

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income
Sales	752,343
Repurchases	(867,836)

Balance, December 31, 2012	$—

Changes in fair value recognized during the period relating to liabilities still outstanding at December 31, 2012	$—

	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$—	$—	$484,122
Purchases	21,420	453,323	194,286	—	—	669,029
Interest rate lock commitments issued, net	—	—	—	—	15,955	15,955
Repayments	(59,666)	(111,577)	(33,097)	—	—	(204,340)
Accrual of unearned discounts	1,993	—	—	—	—	1,993
Sales	(7,994)	(2,570)	—	—	—	(10,564)
Servicing received as proceeds from sales of mortgage loans	—	—	—	774	—	774
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	28,400	3,682	—	—	32,082
Other factors	(2,812)	45,445	10,676	(25)	—	53,284

	(2,812)	73,845	14,358	(25)	—	85,366

Transfers of mortgage loans under forward purchase agreements to mortgage loans	—	23,198	(23,198)	—	—	—
Transfers of mortgage loans to REO	—	(104,203)	—	—	—	(104,203)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(23,039)	—	—	(23,039)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(10,183)	(10,183)

Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$5,772	$904,910

Changes in fair value recognized during the period relating to assets still held at December 31, 2011	$(2,812)	$41,633	$5,928	$(25)	$5,772	$50,496

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value):

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$975,184	$931,787	$43,397
90 or more days delinquent(1)	—	—	—

	975,184	931,787	43,397

Other mortgage loans at fair value:
Current through 89 days delinquent	404,016	640,722	(236,706)
90 or more days delinquent(1)	785,955	1,483,311	(697,356)

	1,189,971	2,124,033	(934,062)

	$2,165,155	$3,055,820	$(890,665)

	December 31, 2011
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$232,016	$222,399	$9,617
90 or more days delinquent(1)	—	—	—

	232,016	222,399	9,617

Other mortgage loans at fair value(2):
Current through 89 days delinquent	209,599	345,140	(135,541)
90 or more days delinquent(1)	615,977	1,184,687	(568,710)

	825,576	1,529,827	(704,251)

	$1,057,592	$1,752,226	$(694,634)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.
(2)	Includes mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2012
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	2,925	142	—	—	3,067
Mortgage loans acquired for sale at fair value	—	—	188,055	—	188,055
Mortgage loans at fair value	95,615	—	—	—	95,615
Mortgage loans under forward purchase agreements at fair value	9,687	—	—	—	9,687
Mortgage servicing rights at fair value	—	—	—	(852)	(852)

	$108,227	$142	$188,055	$(852)	$295,572

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Year ended December 31, 2011
	Net gain (loss) on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(2,812)	1,993	—	—	(819)
Mortgage loans acquired for sale at fair value	—	—	7,633	—	7,633
Mortgage loans at fair value	71,098	—	—	—	71,098
Mortgage loans under forward purchase agreements at fair value	14,357				14,357
Mortgage servicing rights at fair value	—	—	—	(31)	(31)

	$82,643	$1,993	$7,633	$(31)	$92,238

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31, 2010
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	233	3,287	—	—	3,520
Mortgage loans acquired for sale at fair value	—	—	18	—	18
Mortgage loans at fair value	27,195	—	—	—	27,195

	$27,428	$3,287	$18	$—	$30,733

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$56,156	$56,156
Mortgage servicing assets at lower of amortized cost or fair value	—	—	86,215	86,215

	$—	$—	$142,371	$142,371

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$32,356	$32,356
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	19,836	19,836

	$—	$—	$52,192	$52,192

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Real estate asset acquired in settlement of loans	$(12,168)	$(3,182)	$(806)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	(241)	—
Mortgage servicing assets at lower of amortized cost or fair value	(7,547)	—	—

	$(19,715)	$(3,423)	$(806)

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

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSR at lower of amortized cost or fair value based on the mortgage loans’ underlying interest rates. Mortgage loans are grouped into note rate pools of 50 basis points for note rates between 3% and 4.5% and a single pool for note rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the amortized cost of the MSRs for that pool reduced by any existing valuation allowance, those MSRs are impaired.

When MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the increase in value is recognized in current period earnings only to the extent of the valuation allowance.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as its borrowings secured by its inventory of mortgage loans acquired for sale and its investments in nonperforming loans and REO and its borrowings in the form of repurchase agreements and borrowings under forward purchase agreements are carried at amortized costs.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash is measured using Level 1 Inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as Level 3 financial statement items as of December 31, 2012 and 2011 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate the fair value.

Valuation Techniques and Assumptions

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

The following describes the methods used to estimate the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities

MBS fair values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

•	Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS is estimated based on quoted market prices for similar securities.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Non-Agency MBS are categorized as “Level 3” financial statement items. Fair value of non-Agency MBS is estimated using nonaffiliate broker indications of value. For indications of value received, the FAV group and a separate Capital Markets group review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by the Manager. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to the Manager’s valuation committee as part of its review and approval of monthly valuation results. The Manager has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

The significant unobservable inputs used in the fair value measurement of the Company’s non-Agency MBS are discount rates, prepayment speeds, default speeds and the total expected future loss in comparison to the current balance of outstanding collateral (or “collateral remaining loss percentage”). Significant changes in any of those inputs in isolation could result in a significant change in fair value measurement. Changes in these assumptions are not directly related, as they may be separately affected by changes in collateral characteristics and performance, servicer behavior, legal and regulatory actions, economic and housing market data and market sentiment.

Following is a quantitative summary of key unobservable inputs used by PCM’s valuation staff to evaluate the reasonableness of the fair value of MBS:

		Range
		(Weighted average)
Security class	Key inputs(1)	December 31, 2012	December 31, 2011
Non-Agency subprime	Discount rate	—	3.1%–23.0%
		—	(8.0)%
	Prepayment speed(2)	—	0.1%–8.4%
		—	(4.4)%
	Default speed(3)	—	3.6%–19.8%
		—	(12.3)%
	Collateral remaining loss percentage(4)	—	23.9%–63.7%
		—	(47.0)%
Non-Agency Alt-A	Discount rate	—	4.4%–10.0%
		—	(6.2)%
	Prepayment speed(2)	—	0.5%–8.9%
		—	(5.4)%
	Default speed(3)	—	3.0%–11.5%
		—	(9.7)%
	Collateral remaining loss percentage(4)	—	11.4%–36.4%
		—	(26.0)%
Non-Agency prime jumbo	Discount rate	—	6.5%–6.5%
		—	(6.5)%
	Prepayment speed(2)	—	14.3%–14.3%
		—	(14.3)%
	Default speed(3)	—	1.5%–1.5%
		—	(1.5)%
	Collateral remaining loss percentage(4)	—	0.4%–0.4%
		—	(0.4)%

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using 1 year Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Default speed is measured using 1 year Constant Default Rate (“CDR”).
(4)	The projected future losses on the loans in the collateral groups paying to each bond as a percentage of the current balance of the loans.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range (Weighted average)
Key inputs	December 31, 2012	December 31, 2011
Mortgage loans at fair value
Discount rate	8.8% – 20.7%	9.1% – 20.7%
	(13.1%)	(14.4%)
Twelve-month projected housing price index change	0.4% – 1.5%	–0.9% – 2.3%
	(1.1%)	(-0.3%)
Prepayment speed(1)	0.4% – 4.4%	0.2% – 6.2%
	(2.2%)	(2.3%)
Total prepayment speed(2)	5.9% – 31.2%	1.0% – 33.8%
	(20.6%)	(25.4%)

Mortgage loans under forward purchase agreements
Discount rate	—	16.3% – 20.8%
	—	(17.1%)
Twelve-month projected housing price index change	—	–0.5% - –0.4%
	—	(-0.5%)
Prepayment speed(1)	—	0.7% – 0.8%
	—	(0.8%)
Total prepayment speed(2)	—	30.1% – 33.3%
	—	(32.7%)

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate.
(2)	Total prepayment speed is measured using Life Total Conditional Prepayment Rate.

Derivative Financial Instruments

The Company estimates the fair value of an interest rate lock commitment based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased within the terms of the interest rate lock commitment.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a quantitative summary of key unobservable inputs used in the valuation of interest rate lock commitments:

	December 31,
	2012	2011
Key inputs	Range (Weighted average)
Pull-through rate	44.2%–98.0%	55.0%–98.0%
	(80.6%)	(78.0%)
MSR value expressed as:
Servicing fee multiple	1.8–4.8	2.8–5.7
	(4.5)	(5.2)
Percentage of unpaid principal balance	0.4%–1.2%	0.7%–1.4%
	(1.1%)	(1.3%)

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the interest rate options and futures it purchases and sells based on observed interest rate volatilities in the MBS market. The Company estimates the fair value of its MBS interest rate swaptions based on quoted market prices.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” financial statement item. Fair value of REO is determined by using a current estimate of value from a broker’s price opinion, a full appraisal or the price given in a current contract of sale.

REO values are reviewed by PCM’s staff appraisers when the Company obtains multiple indications of value and there is a significant discrepancy between the values received. PCM’s staff appraisers will attempt to resolve the discrepancy between the indications of value. In circumstances where the appraisers are not able to generate adequate data to support a value conclusion, the staff appraisers will order an additional appraisal to resolve the property’s value.

Mortgage Servicing Rights

MSRs are generally subject to loss in value when mortgage rates decline. Declining mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing their value. Reductions in the value of these assets affect earnings primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of mortgage loans underlying MSRs.

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2012		2011		2010
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread(1)	7.5%–22.8%	7.5%–16.5%	7.5%–18.0%	7.5%–15.3%	—	—
	(7.5%)	(7.9%)	(7.7%)	(9.5%)
Life (in years)	1.9–7.0	2.4–7.0	3.0–8.1	2.0–8.2	—	—
	(6.4)	(6.1)	(6.9)	(6.0)
Annual total prepayment speed(2)	6.7%–45.0%	7.9%–51.5%	5.8%–24.4%	6.8%–27.8%	—	—
	(9.1%)	12.7%	(7.7%)	(13.7%)
Annual per-loan cost of servicing	$68–$140	$68–$140	$53–$140	$53–$140	—	—
	($68)	($74)	($69)	($85)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. We apply a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	December 31, 2012		December 31, 2011
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(effect on value amounts in thousands)
Pricing spread(1)	7.5%–16.5%	7.5%–16.5%	7.5%–16.5%	7.5%–16.5%
	(7.5%)	(7.7%)	(7.5%)	(8.6%)
Effect on value of 5% adverse change	$(2,052)	$(21)	$(89)	$(10)
Effect on value of 10% adverse change	$(4,041)	$(40)	$(176)	$(20)
Effect on value of 20% adverse change	$(7,845)	$(78)	$(341)	$(39)
Average life (in years)	1.7–6.3	1.4–6.3	3.0–6.9	1.7–6.9
	(6.3)	(6.0)	(6.7)	(5.3)
Prepayment speed(2)	10.3%–47.8%	10.3%–65.9%	6.9%–30.8%	8.4%–59.0%
	(10.3%)	(13.2%)	(8.2%)	(16.3%)
Effect on value of 5% adverse change	$(3,026)	$(52)	$(90)	$(16)
Effect on value of 10% adverse change	$(5,937)	$(100)	$(178)	$(31)
Effect on value of 20% adverse change	$(11,436)	$(190)	$(343)	$(60)
Annual per-loan cost of servicing	$68–$140	$68–$140	$68–$140	$68 – $140
	$68	$74	$69	$89
Effect on value of 5% adverse change	$(778)	$(12)	$(30)	$(4)
Effect on value of 10% adverse change	$(1,556)	$(24)	$(61)	$(9)
Effect on value of 20% adverse change	$(3,112)	$(48)	$(122)	$(17)

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using CPR.

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as an earnings forecast.

Securities Sold Under Agreements to Repurchase

Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates the agreements’ fair values, due to the agreements’ short maturities.

Note 9—Short-Term Investments

The Company’s short-term investments are comprised of money market accounts deposited with U.S. commercial banks.

Note 10—United States Treasury Security

The Company’s investment in a U.S. Treasury security of $50.0 million as of December 31, 2011 matured on January 19, 2012 and had a coupon interest rate of 0.00%.

Note 11—Mortgage-Backed Securities at Fair Value

The Company sold its investments in MBS during 2012 and therefore had no MBS at December 31, 2012. MBS at December 31, 2011 were as follows:

	December 31, 2011
	Fair value by credit rating
Security collateral type	Unpaid Balance	Total	AAA	AA	BBB	Non- investment grade	Yield
		(dollar amounts in thousands)
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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	December 31, 2012		December 31, 2011
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Government insured or guaranteed	$153,326	$144,619	$46,266	$44,229
Fixed-rate:
Agency-eligible	820,492	785,830	173,457	166,174
Jumbo loans	1,366	1,338	12,293	11,996

	$975,184	$931,787	$232,016	$222,399

Loans pledged to secure sales of loans sold under agreements to repurchase	$972,079		$231,704

The Company is not approved by GNMA as an issuer of GNMA-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. As discussed in Note 4—Transactions with Related Parties, the Company transfers such government insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a GNMA-approved issuer, for a sourcing fee of three basis points on the unpaid principal balance of each such loan.

Note 13—Derivative Financial Instruments

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s IRLC and inventory of mortgage loans acquired for sale.

The Company is exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. Beginning in the fourth quarter of 2012, the Company began including MSRs in its hedging activities.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company records all derivative financial instruments at fair value. The Company had the following derivative financial instruments and related margin deposits recorded within the Derivative assets and Derivative liabilities on the consolidated balance sheets:

	December 31 2012			December 31, 2011
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives (economic hedges):
Interest rate lock commitments	$1,694,739	$19,479	$—	$563,487	$5,772	$—
Forward purchase contracts	2,206,539	2,617	1,741	—	—	—
Forward sales contracts	4,266,983	3,458	4,520	358,291	—	3,917
MBS put options	495,000	977	—	28,000	26	—
MBS call options	—	—	—	5,000	57	—

Total derivative instruments before netting	8,663,261	26,531	6,261	954,778	5,855	3,917
Netting	—	(2,825)	(5,294)	—	—	—

Total	$8,663,261	$23,706	$967	$954,778	$5,855	$3,917

Margin deposits with derivatives counterparties		$2,469			$1,545

The Company did not have any hedging derivative contracts on or before December 31, 2010.

The following table summarizes the activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale and MSRs:

Period/instrument	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year	Fair value asset (liability) at year-end
	(in thousands)
Year ended December 31, 2012
MBS put options	$28,000	$2,585,000	$(2,118,000)	$495,000	$977
MBS call options	$5,000	$90,000	$(95,000)	$—	$—
Interest rate swaptions	$—	$170,000	$(170,000)	$—	$—
MBS forward purchase contracts	$398,400	$23,800,622	$(21,992,483)	$2,206,539	$876
MBS forward sales contracts	$756,691	$38,995,923	$(35,485,631)	$4,226,983	$(1,062)
Year ended December 31, 2011
MBS put options	$—	$66,000	$(38,000)	$28,000	$26
MBS call options	$—	$13,000	$(8,000)	$5,000	$57
Interest rate swaptions	$—	$—	$—	$—	$—
MBS forward purchase contracts	$—	$2,191,713	$(1,793,313)	$398,400	$2,123
MBS forward sales contracts	$—	$1,139,247	$(382,556)	$756,691	$(6,040)

Note 14—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2012		December 31, 2011
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$785,955	$1,483,311	$494,711	$952,473
Performing loans:
Fixed	201,212	322,005	97,582	162,145
ARM/hybrid	134,196	195,381	73,166	116,693
Interest rate step-up	68,475	123,117	30,621	52,507
Balloon	133	219	186	316

	404,016	640,722	201,555	331,661

	$1,189,971	$2,124,033	$696,266	$1,284,134

Mortgage loans at fair value pledged to secure borrowings at year end:
sales of loans under agreements to repurchase	$947,522		$656,409

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$1,538		$1,886

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

	December 31,
Concentration	2012	2011
Portion of mortgage loans originated between 2005 and 2007	77%	72%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-value in excess of 100%	68%	72%
Percentage of mortgage loans secured by California real estate	18%	24%
Other states contributing 5% or more of mortgage loans	New York Florida New Jersey Illinois	New York Florida New Jersey

Note 15—Mortgage Loans Under Forward Purchase Agreements at Fair Value

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not have mortgage loans under forward purchase agreements at December 31, 2012. Following is a summary of the distribution of the Company’s mortgage loans under forward purchase agreements at fair value:

	December 31, 2011
Loan type	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$121,266	$232,213
Performing loans:
Fixed	3,316	6,084
ARM/hybrid	3,965	6,002
Interest rate step-up	763	1,393

	8,044	13,479

	$129,310	$245,692

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

Concentration	December 31, 2011
Portion of mortgage loans originated between 2005 and 2007	74%
Percentage of fair value of mortgage loans with unpaid-principal- balance-to current-property-value in excess of 100%	74%
Percentage of mortgage loans secured by California real estate	33%
Other states contributing 5% or more of mortgage loans	Florida New York New Jersey

At December 31, 2011, the entire balance of mortgage loans under forward purchase agreements at fair value was subject to borrowings under forward purchase agreements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Real Estate Acquired in Settlement of Loans

Following is a summary of the activity in REO:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of year	$80,570	$29,685	$—
Purchases	48	1,511	1,238
Transfers from mortgage loans at fair value and advances	112,642	110,891	45,951
Transfers from REO under forward purchase agreements	21,819	778	—
Results of REO:
Valuation adjustments, net	(16,942)	(10,281)	(1,269)
Gain on sale, net	16,440	11,189	3,167

	(502)	908	1,898
Sale proceeds	(126,499)	(63,203)	(19,402)

Balance at year end	$88,078	$80,570	$29,685

At year end:
REO pledged to secure agreements to repurchase	$9,061	$5,787

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$14,773	$54,212

Note 17—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

The Company did not have REO under forward purchase agreements before the year ended December 31, 2011. Following is a summary of the activity in REO under forward purchase agreements:

	Year ended December 31
	2012	2011
	(in thousands)
Balance at beginning of year	$22,979	$—
Purchases	249	—
Purchases financed through forward purchase agreements	—	964
Transfers from mortgage loans under forward purchase agreements at fair value and advances	6,633	23,880
Transfers to REO	(21,819)	(778)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(449)	(244)
Gain on sale, net	2,319	415

	1,870	171
Sale proceeds	(9,912)	(1,258)

Balance at year end	$—	$22,979

At December 31, 2011, all REO under forward purchase agreements were pledged to secure forward purchase agreements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Mortgage Servicing Rights

Carried at Fair Value:

The Company did not have MSRs at fair value before the year ended December 31, 2011. The activity in MSRs carried at fair value is as follows:

	Year ended December 31,
	2012	2011
	(in thousands)
Balance at beginning of year	$749	$—
Additions:
Purchases	20	—
MSRs received as proceeds from loan sales	1,508	774

Total additions	1,528	774

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(708)	—
Other changes in fair value(2)	(144)	(25)

	(852)	(25)

Sales	(79)	—

Balance at year end	$1,346	$749

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Carried at Amortized Cost:

The Company did not have MSRs at amortized cost before the year ended December 31, 2011. The activity in MSRs carried at amortized cost is summarized below:

	Year ended December 31,
	2012	2011
	(in thousands)
Amortized cost:
Balance before valuation allowance at beginning of year	$5,282	$—
MSRs received as proceeds from loan sales	133,159	5,299
Purchases	15	—
Sales	(19)	—
Amortization	(5,460)	(17)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance before valuation allowance at year end	132,977	5,282

Valuation allowance for impairment of MSRs:
Balance at beginning of year	—	—
Additions	(7,547)	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance at year end	(7,547)	—

Mortgage servicing rights, net	$125,430	$5,282

Estimated fair value of MSRs at year end	$129,995	$5,341

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2012 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Year ended December 31,	Estimated MSR amortization
(in thousands)
2013	$15,880
2014	14,213
2015	12,666
2016	11,454
2017	10,472
Thereafter	68,292

Total	$132,977

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Securities Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value:

	Year ended December 31,
	2012	2011	2010
	(dollar amounts in thousands)
Year end:
Balance	$—	$115,493	$101,202
Weighted-average interest rate	0.00%	0.67%	1.34%
Fair value of securities securing agreements to repurchase	$—	$122,813	$119,872
During the year:
Weighted-average interest rate	0.64%	1.10%	1.39%
Average balance of securities sold under agreements to repurchase	$74,560	$78,021	$44,590
Total interest expense	$488	$873	$620
Maximum daily amount outstanding	$160,334	$115,493	$121,047

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

Note 20—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to loans acquired for sale sold under agreements to repurchase:

	Year ended December 31,
	2012	2011	2010
	(dollar amounts in thousands)
Year end:
Balance	$894,906	$212,677	$2,494
Unused amount(1)	$505,094	$137,323	$72,506
Weighted-average interest rate	2.31%	2.06%	3.66%
Fair value of mortgage loans acquired for sale securing agreements to repurchase	$972,079	$231,704	$2,684
During the year:
Weighted-average interest rate during the year(2)	2.32%	2.63%	3.66%
Average balance of loans sold under agreements to repurchase	$412,242	$43,713	$20
Total interest expense	$12,981	$2,426	$—
Maximum daily amount outstanding	$1,028,290	$288,972	$2,494

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the year excludes the effect of amortization of debt issuance costs of $3.3 million and $1.3 million during the years ended December 31, 2012 and 2011, respectively.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining maturity at December 31, 2012	Balance
(in thousands)
Within 30 days	$24,001
Over 30 to 90 days	870,905
Over 90 days to 180 days	—
Over 180 days to 1 year	—

$894,906

Weighted average maturity (in months)	2.3

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $4.1 million and $1.6 million on deposit with its loan repurchase agreement counterparties at December 31, 2012 and 2011, respectively. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$15,724	May 23, 2013
Credit Suisse First Boston Mortgage Capital LLC	$23,538	October 29, 2013
Bank of America, N.A.	$24,445	January 4, 2013
Morgan Stanley Bank, N.A.	$9,887	November 19, 2013
Barclays Bank PLC	$6,756	July 1, 2013

Note 21—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to loans sold under agreements to repurchase:

	Year ended December 31,
	2012	2011	2010
	(dollar amounts in thousands)
Year end:
Balance	$353,805	$275,649	$144,928
Unused amount(1)	$246,195	$174,351	$80,072
Weighted-average interest rate	3.35%	3.96%	3.32%
Fair value of mortgage loans at fair value and REO securing agreements to repurchase	$956,583	$613,051	$326,947
During the year:
Weighted-average interest rate(2)	3.80%	3.76%	3.35%
Average balance of loans sold under agreements to repurchase	$300,285	$233,594	$6,148
Total interest expense	$13,176	$9,642	$206
Maximum daily amount outstanding	$439,976	$285,532	$144,928

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $1.6 million and $741,000 during the years ended December 31, 2012 and 2011, respectively.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining maturity at December 31, 2012	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	47,140
Over 90 days to 180 days	306,665
Over 180 days to 1 year	—

$353,805

Weighted average maturity (in months)	3.6

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. The Company had $379,000 and $471,000 on deposit with its loan repurchase agreement counterparties at December 31, 2012 and 2011, respectively. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of December 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$514,919	April 19, 2013
Wells Fargo Bank, N.A.	$70,615	March 29, 2013
Credit Suisse First Boston Mortgage Capital LLC	$17,223	June 5, 2013

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 22—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

The Company had no REO financed under agreements to repurchase before 2011. Following is a summary of financial information relating to REO financed under agreements to repurchase:

	Year ended December 31,
	2012	2011
	(dollar amounts in thousands)
Year end:
Balance	$7,391	$27,494
Unused amount(1)	$92,609	$72,506
Weighted-average interest rate	3.96%	4.26%
Fair value of loans and REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase	$16,311	$54,212
During the year:
Weighted-average interest rate(2)	4.21%	4.26%
Average balance of REO sold under agreements to repurchase	$16,666	$8,341
Total interest expense	$1,214	$636
Maximum daily amount outstanding	$27,494	$28,260

(1)	The amount the Company is able to borrow under repurchase agreements is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary, the stock of which secures those agreements, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral so contributed.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $500,000 and $276,000 during the years ended December 31, 2012 and 2011, respectively.

The repurchase agreement collateralized by REO has a remaining term of approximately 5.2 months at December 31, 2012.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the REOs decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase is summarized by counterparty below as of December 31, 2012:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$8,910	June 5, 2013

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 23—Note Payable Secured by Mortgage Loans at Fair Value

The Company did not have a note payable secured by mortgage loans before 2011. Following is a summary of financial information relating to note payable secured by mortgage loans at fair value:

	Year ended December 31,
	2012	2011
	(dollar amounts in thousands)
Year end:
Balance	$—	$28,617
Unused amount(1)	$—	$11,383
Weighted-average interest rate	—	3.30%
Fair value of mortgage loans at fair value and REO securing the note payable	$—	$49,617
During the year:
Weighted-average interest rate(2)	6.95%	2.53%
Average balance	$1,708	$8,265
Interest expense	$112	$254
Maximum daily amount outstanding	$28,617	$33,386

(1)	The amount the Company is able to borrow under this lending facility is tied to the fair value of unencumbered mortgage loans eligible to secure the facility.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $8,000 and $42,000 during the years ended December 31, 2012 and 2011, respectively.

The facility underlying the Note payable secured by mortgage loans at fair value, matured on September 26, 2012. The Company had $237,000 on deposit with its counterparty at December 31, 2011.

Note 24—Borrowings under Forward Purchase Agreements

The Company did not have borrowings under forward purchase agreements before 2011. Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Year ended December 31,
	2012	2011
	(dollar amounts in thousands)
Year end:
Balance	$—	$152,427
Weighted-average interest rate	—	3.97%
Fair value of underlying loans and REO	$—	$151,448
During the year:
Weighted-average interest rate	4.01%	4.11%
Average balance	$58,719	$74,864
Interest expense	$2,396	$3,116
Maximum daily amount outstanding	$152,428	$173,398

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 25—Liability for Representations and Warranties

Following is a summary of the Company’s liability for representations and warranties included in Recourse liability in the consolidated balance sheets:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Balance, beginning of year	$205	$—	$—
Provisions for losses	4,236	205	—
Incurred losses	—	—	—

Balance, end of year	$4,441	$205	$—

Following is a summary of the repurchase activity:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
During the year:
Unpaid balance of mortgage loans repurchased	$290	$—	$—
Incurred losses on repurchased loans	$—	$—	$—
At year end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$1,727	$—	$—

Note 26—Commitments and Contingencies

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2012, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

December 31, 2012
(in thousands)
Commitments to purchase mortgage loans :
Correspondent lending	$1,694,739
Other mortgage loans	$173,413

Note 27—Shareholders’ Equity

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

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the year ended December 31, 2012, the Company sold common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and under an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Pursuant to the Controlled Equity Offering Sales Agreement and the ATM Equity OfferingSM Sales Agreement, the Company sold 2,800,710 of its common shares at a weighted average price of $18.58 per share, providing net proceeds to the Company of $51.0 million, net of sales commissions. The sales agents received a total of approximately $999,000, which represents an average commission of approximately 2.0% of the gross sales price.

During the year ended December 31, 2011, the Company sold a total of 558,500 of its common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. at a weighted average price of $16.86 per share, providing net proceeds to the Company of approximately $9.2 million, net of sales commissions. The sales agent received a total of approximately $188,000, which represents an average commission of approximately 2.0% of the gross sales price.

On February 16, 2011, the Company issued and sold 9,500,000 common shares in an underwritten public offering at a price of $18 per share, for net proceeds of approximately $163.8 million after the underwriting discount and estimated offering expenses and the reimbursement of certain expenses. On March 3, 2011, the Company issued and sold an additional 1,425,000 common shares at a price of $18 per share pursuant to the exercise of an over-allotment option by the public offering’s underwriters and received $24.6 million of proceeds after the underwriting discount and reimbursement of certain expenses.

Note 28—Net Gain on Mortgage Loans Acquired For Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash gain (loss):
Sales proceeds	$13,918	$(1,571)	$78
Hedging activities	(57,040)	(4,794)	20

	(43,122)	(6,365)	98
Non cash gain:
Change in fair value of commitments to purchase loans	13,707	5,772	—
Receipt of MSRs in loan sale transactions	134,682	6,073	—
Provision for losses relating to representations and warranties provided in loan sales	(4,236)	(205)	(12)
Change in fair value relating to loans and hedging derivatives held at year-end:
Mortgage loans	43,691	6,192	(24)
Hedging derivatives	2,953	(3,834)	(44)

	46,644	2,358	(68)

	$147,675	$7,633	$18

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 29—Net Loan Servicing Fees

Net loan servicing fees is summarized below:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Servicing fees(1)	$11,172	$62	$—
Effect of MSRs:
Amortization	(5,460)	(17)	—
Provision for impairment of MSRs carried at lower of amortized cost or fair value	(7,547)	—	—
Change in fair value of MSRs carried at fair value	(852)	(25)	—
Gains on hedging derivatives	2,123	—	—

	(11,736)	(42)	—

Net loan servicing fees	$(564)	$20	$—

(1)	Includes contractually specified servicing fees.

Note 30—Share-Based Compensation Plans

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Operating Partnership) and other awards based on PMT’s shares that may be made by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PLS, or their affiliates and to PCM, PLS and other entities that provide services to PMT and the employees of such other entities. The equity incentive plan is administered by the Company’s compensation committee, pursuant to authority delegated by the board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

The Company’s equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of PMT’s issued and outstanding shares on a diluted basis at the time of the award.

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

Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and PLS at no cost to the grantees. Such awards generally vest over a one- to four-year period. Each share option awarded under the equity incentive plan will have a term of no longer than ten years, and will have an exercise price that is no less than 100% of the fair value of the Company’s shares on the date of grant of the award.

The Company’s estimate of value included assumed grantee forfeiture rates of 15% per year for employees of PCM and its affiliates and no turnover for PMT’s officers and its board of trustees.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below summarizes restricted share unit activity and compensation expense:

	Year ended December 31,
	2012	2011	2010
Number of units:
Outstanding at beginning of period	491,809	272,984	374,810
Granted	350,000	340,500	23,600
Vested	(161,678)	(88,711)	(97,026)
Expired or canceled	(14,514)	(32,964)	(28,400)

Outstanding at year end	665,617	491,809	272,984

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$12.57	$6.18	$8.36
Granted	$18.91	$16.52	$7.74
Vested	$12.15	$9.82	$14.73
Expired or canceled	$16.82	$7.88	$7.10
Outstanding at year end	$15.92	$12.57	$6.18
Compensation expense recorded during the period	$6,032,000	$4,214,000	$1,812,000
Period end:
Units available for future awards(1)	4,100,000	1,820,000	1,095,000
Unamortized compensation cost	$5,798,000	$3,355,000	$927,000

(1)	Based on common shares outstanding as of period end. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of December 31, 2012, 614,360 restricted share units with a weighted average grant date fair value of $16.81 per share unit are expected to vest over their average remaining vesting period of 2.4 years. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 31—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary difference between net income and the REIT taxable income (before deduction for qualifying distributions) is the income of the TRSs and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary (“QRS”). Other differences between REIT book income and REIT taxable income are not material.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Approximately 83%, 95% and 100% of the distributions for 2012, 2011 and 2010, respectively, are characterized as ordinary income. Approximately 17% of the 2012 distributions are characterized as a return of capital and approximately 5% of the 2011 distributions are characterized as long term capital gain.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company had elected to treat two of its subsidiaries as TRSs. In the quarter ended September 30, 2012, the Company revoked the election to treat its wholly owned subsidiary that is the sole general partner of our Operating Partnership as a TRS. As a result, beginning September 1, 2012, one subsidiary, PennyMac Corp. (“PMC”), is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions were made in 2012, 2011 or 2010. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the periods for which TRS treatment had been elected, the sole general partner of the Company’s Operating Partnership is included in the consolidated statements of income.

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination by the respective tax authorities and the California returns for 2008 and forward are subject to examination. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit) which relates primarily to the TRSs:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Current expense:
Federal	$4,760	$6,250	$1,998
State	1,686	2,139	694

Total current expense	6,446	8,389	2,692

Deferred expense (benefit):
Federal	31,266	(247)	(77)
State	10,861	(86)	(27)

Total deferred expense	42,127	(333)	(104)

Valuation allowance	—	—	(45)

Total provision for income taxes	$48,573	$8,056	$2,543

The provision for deferred income taxes for the years ended December 31, 2012, December 31, 2011 and December 31, 2010 primarily relates to a net unrealized valuation loss on REO and to mortgage servicing rights the Company received pursuant to sales of mortgage loans with servicing rights retained as detailed below.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate:

	Year ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$65,387	35.0%	$25,373	35.0%	$9,459	35.0%
Effect of non-taxable REIT income	(24,943)	(13.4%)	(18,749)	(25.8%)	(7,272)	(26.9%)
State income taxes, net of federal benefit	8,140	4.4%	1,335	1.8%	434	1.6%
Other	(11)	0.0%	97	0.1%	(33)	-0.1%
Valuation allowance	—	0.0%	—	0.0%	(45)	-0.2%

Provision for income taxes	$48,573	26.0%	$8,056	11.1%	$2,543	9.4%

The Company’s components of the provision for deferred income taxes are as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Real estate valuation loss	$(5,512)	$(2,783)	$(104)
Mortgage servicing rights	49,420	2,536	—
Other	(1,781)	(86)	—
Valuation allowance	—	—	(45)

Total provision (benefit) for deferred income taxes	$42,127	$(333)	$(149)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2012	2011
	(in thousands)
Deferred income tax assets:
REO valuation loss	$8,399	$2,886
Other	1,867	87

Gross deferred tax assets	10,266	2,973

Deferred income tax liabilities:
Mortgage servicing rights	51,956	2,536

Gross deferred tax liabilities	51,956	2,536

Net deferred income tax asset (liability)	$(41,690)	$437

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets as of December 31, 2012 and 2011.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2012, December 31, 2011 and December 31, 2010, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2012, December 31, 2011 or at December 31, 2010.

Note 32—Segments and Related Information

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

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS, using the operations of the Manager.

Before 2011, the Company’s activities were almost exclusively within the investment activities segment. Accordingly, segment information is presented beginning with the 2011 fiscal year. Financial highlights by operating segment are summarized below:

Year ended December 31, 2012	Correspondent lending	Investment activities	Intersegment elimination	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$147,675	$—	$—	$147,675
Net gain on investments	—	103,649	—	103,649
Interest income	19,733	52,796	(88)	72,441
Other income	10,545	858	—	11,403

	177,953	157,303	(88)	335,168

Expenses:
Loan fulfillment fees	62,906	—	—	62,906
Interest	11,289	20,441	(88)	31,642
Loan servicing expense	205	19,975	—	20,180
Other	2,826	30,792	—	33,618

	77,226	71,208	(88)	148,346

Pre-tax net income	$100,727	$86,095	$—	$186,822

Total assets at year end	$1,004,399	$1,555,264	$—	$2,559,663

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year ended December 31, 2011	Correspondent lending	Investment activities	Intersegment elimination	Total
	(in thousands)
Revenues:
External
Net gain on investments	$—	$82,643	$—	82,643
Interest income	2,085	34,063	—	36,148
Net gain on mortgage loans acquired for sale	7,633	—	—	7,633
Other income	1,017	1,173	—	2,190

	10,735	117,879	—	128,614

Expenses:
Loan fulfillment fees	1,747	—	—	1,747
Interest	1,167	15,779	—	16,946
Loan servicing expense	225	15,139	—	15,364
Other	324	21,738	—	22,062

	3,463	52,656	—	56,119

Pre-tax net income	$7,272	$65,223	$—	$72,495

Total assets at year end	$237,351	$1,148,711	$—	$1,386,062

The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies except that intersegment transactions are not eliminated.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 33—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2012				2011
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(in thousands, except per share data)
For the quarter ended:
Net investment income	$124,917	$99,196	$64,406	$46,649	$39,123	$41,985	$30,223	$17,283
Net income	$49,238	$40,384	$29,569	$19,058	$19,649	$20,528	$16,617	$7,645
Earnings per share:
Basic	$0.83	$0.81	$0.80	$0.65	$0.69	$0.76	$0.61	$0.35
Diluted	$0.83	$0.81	$0.79	$0.65	$0.69	$0.76	$0.61	$0.35
Cash dividends declared per share	$0.57	$0.55	$0.55	$0.55	$0.50	$0.50	$0.42	$—
At period end:				—
Short-term investments at fair value	$39,017	$38,322	$32,340	$63,444	$30,319	$30,743	$38,633	$53,194
United States Treasury security	—	—	—	—	50,000	—	—	—
Mortgage-backed securities at fair value	—	—	167,446	174,604	72,813	86,702	82,421	102,195
Mortgage loans at fair value(1)	2,165,155	1,937,541	1,447,254	927,867	1,057,592	909,030	676,071	592,445
Real estate acquired in settlement of loans(2)	88,078	86,180	89,918	104,870	103,549	69,906	48,872	31,285
Mortgage servicing rights(3)	126,776	65,154	32,832	18,534	6,031	636	180	—
Other assets	140,637	201,528	120,955	88,701	65,758	58,477	37,298	61,412

Total assets	$2,559,663	$2,328,725	$1,890,745	$1,378,020	$1,386,062	$1,155,494	$883,475	$840,531

Assets sold under agreements to repurchase(4)	$1,256,102	$1,041,371	$1,007,712	$501,441	$631,313	$421,626	$340,989	$308,432
Note payable secured by mortgage loans at fair value	—	—	—	—	28,617	—	—	—
Borrowings under forward purchase agreements	—	—	16,693	127,591	152,427	163,755	—	—
Other liabilities	102,225	103,151	60,667	153,032	27,688	39,450	19,562	15,337

Total liabilities	1,358,327	1,144,522	1,085,072	782,064	840,045	624,831	360,551	323,769

Shareholders’ equity	1,201,336	1,184,203	805,673	595,956	546,017	530,663	522,924	516,762

Total liabilities and shareholders’ equity	$2,559,663	$2,328,725	$1,890,745	$1,378,020	$1,386,062	$1,155,494	$883,475	$840,531

(1)	Includes mortgage loans acquired for sale at fair value, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value.
(2)	Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.
(3)	Includes mortgage servicing rights at fair value and mortgage servicing rights at lower of amortized cost or fair value.
(4)	Includes securities, mortgage loans acquired for sale at fair value, mortgage loans at fair value and real estate acquired in settlement of loans.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 34—Supplemental Cash Flow Information

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Cash paid for interest	$31,693	$16,963	$484
Cash paid for income taxes	$12,700	$6,941	$3,248
Non-cash investing activities:
Transfer of mortgage loans to REO	$112,642	$110,891	$45,951
Transfer of mortgage loans acquired for sale to mortgage loans	$18	$—	$—
Addition of unpaid interest to mortgage loan balances in loan modifications	$19,745	$8,657	$155
Purchase of mortgage loans financed through forward purchase agreements	$1,070	$194,286	$—
Transfer of mortgage loans under forward purchase agreements to mortgage loans, at fair value	$117,913	$—	$—
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	$6,633	$23,880	$—
Receipt of MSRs as proceeds from sales of loans	$134,682	$6,073	$—
Purchase of REO financed through forward purchase agreements	$249	$964	$—
Transfer of REO under forward purchase agreements to REO	$21,819	$778	$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$1,070	$194,286	$—
Purchase of REO financed through forward purchase agreements	$249	$964	$—
Declaration of cash dividends to common shareholders	$—	$—	$7,070

Note 35—Regulatory Net Worth Requirement

PMC, an indirect subsidiary of the Company, is a seller-servicer for Fannie Mae. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s capital standards, which require PMC to maintain a minimum net worth of $32.8 million. Management believes PMC complies with Fannie Mae’s net worth requirement as of December 31, 2012.

Note 36—Recently Issued Accounting Pronouncements

In December 2011, the FASB issued an Accounting Standards Update, (“ASU”), ASU 2011-11 to the Balance Sheet topic of the Codification. The amendments in this ASU affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic of the Codification or (2) subject an enforceable master netting arrangement or similar agreement.

The amendments in this ASU require the Company to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity’s financial position.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The ASU clarifies that the scope applied to derivatives accounted for in accordance with the Derivatives and Hedging topic of the Codification, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with the Offsetting Presentation section of the Balance Sheet topic or the Presentation section of the Derivatives and Hedging topic or subject to an enforceable master netting arrangement or similar agreement.

The ASU amendment and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and must be shown for all periods shown on the balance sheet. The adoption of these ASU amendments is not expected to have a material effect on our financial condition or results of operations.

Note 37—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On February 1, 2013, the Company entered into the following agreements with PennyMac and its subsidiaries: Amended and Restated Management Agreement (the “Management Agreement”), by and among PMT, the Operating Partnership and PCM; Amended and Restated Flow Servicing Agreement (the “Servicing Agreement”), between the Operating Partnership and PLS; Mortgage Banking and Warehouse Services Agreement (“MBWS Agreement”), between PLS and PMC; MSR Recapture Agreement (“MSR Recapture Agreement”), between PLS and PMC; Master Spread Acquisition and MSR Servicing Agreement (“Spread Acquisition and MSR Servicing Agreement”), between PLS and the Operating Partnership; and Amended and Restated Underwriting Fee Reimbursement Agreement (“Reimbursement Agreement”), by and among PMT, the Operating Partnership and PCM. The current term of each of the agreements other than the Reimbursement Agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the respective agreements. The Reimbursement Agreement expires on February 1, 2019.

•

The Management Agreement was amended to provide for the payment to PCM of a base management fee and a performance incentive fee, both payable quarterly and in arrears. The base management fee is equal to the sum of (i) 1.5% per annum of shareholders’ equity up to $2 billion, (ii) 1.375% per annum of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per annum of shareholders’ equity in excess of $5 billion. The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before the incentive fee, exceeds certain levels of return on “equity.” “Net income,” for purposes of determining the amount of the performance incentive fee, is defined as net income or loss computed in accordance with GAAP and adjusted for certain non cash charges.

•

The Servicing Agreement was amended to provide for servicing fees payable to PLS that changed from a percentage of the loan’s UPB to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the real estate acquired in settlement of a loan.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

The MBWS Agreement provides for a fulfillment fee paid to PLS based on the type of mortgage loan that PMT acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of such mortgage loan. The terms of the MBWS agreement are similar to the prior MBWS agreement, with the addition of potential fee rate discounts applicable to PMT’s monthly purchase volume in excess of designated thresholds. The Company has also agreed to provide such services exclusively for PMT’s benefit, and PLS and its affiliates are prohibited from providing such services for any other third party.

•

Pursuant to the terms of the MSR Recapture Agreement, if PLS refinances via its retail lending business loans for which PMT previously held the MSRs, PLS is generally required to transfer and convey to PMC, without cost to PMC, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated.

•

Pursuant to the Spread Acquisition and MSR Servicing Agreement, PMT may acquire from PLS the rights to receive certain excess servicing spread arising from mortgage servicing rights acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the Spread Acquisition and MSR Servicing Agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

•

Pursuant to the Reimbursement Agreement, PCM may be entitled to reimbursement of certain payments. In connection with the initial public offering of PMT’s common shares, on August 4, 2009, PCM entered into an agreement with PMT pursuant to which PMT agreed to reimburse PCM for a $2.9 million payment that it made to the underwriters of the IPO if PMT satisfied certain performance measures over a specified period of time. Such reimbursements are contingent on earning a performance incentive fee under the Management Agreement and are subject to specified maximum payments in any 12-month period.

•	On February 8, 2013, the Company’s board of trustees declared a cash dividend of $0.57 per share payable on March 1, 2013 to holders of record of the Company’s common shares as of February 21, 2013.

•

On February 14, 2013, PCM committed to acquire on the Company’s behalf mortgage loans with purchase prices totaling approximately $121.3 million. The pending transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	All agreements to repurchase assets that matured before the date of this Report were extended or renewed.

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

Dated: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	February 28, 2013

/S/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/S/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2013

/S/ MATTHEW BOTEIN Matthew Botein	Trustee	February 28, 2013

/S/ SCOTT W. CARNAHAN Scott W. Carnahan	Trustee	February 28, 2013

/S/ PRESTON DUFAUCHARD Preston DuFauchard	Trustee	February 28, 2013

/S/ RANDALL D. HADLEY Randall D. Hadley	Trustee	February 28, 2013

/S/ CLAY A. HALVORSEN Clay A. Halvorsen	Trustee	February 28, 2013

/S/ NANCY MCALLISTER Nancy McAllister	Trustee	February 28, 2013

/S/ DAVID A. SPECTOR David A. Spector	Trustee	February 28, 2013

/S/ STACEY D. STEWART Stacey D. Stewart	Trustee	February 28, 2013

/S/ FRANK P. WILLEY Frank P. Willey	Trustee	February 28, 2013

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2012

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.8	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.9	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Exhibit Number	Exhibit Description

10.10	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.11	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association.

10.18	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.19	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.21	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.22	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

Exhibit Number	Exhibit Description

10.23	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.26	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.27	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.28	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.29	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.30	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.31	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.32	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.33	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.34	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit Description

10.35	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.36	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.37	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.38	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.39	Amendment Number Seven to Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.40	Amendment Number Eight to Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.41	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.42	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.43	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.44	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.45	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.46	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.47	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

Exhibit Number	Exhibit Description

10.48	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.49	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.50	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.51	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.52	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.53	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.54	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K filed on March 9, 2012).*

10.55	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.56	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.57	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.58	Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.59	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

Exhibit Number	Exhibit Description

10.60	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.61	Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.62	Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.63	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.64	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.65	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.66	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.67	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.68	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.69	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.70	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.71	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.72	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

Exhibit Number	Exhibit Description

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and (v) the Notes to the Consolidated Financial Statements.**

*	Certain terms have been redacted pursuant to requests for confidential treatment that were granted by the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.