Form 10-Q
period 2013-03-31
PennyMac Mortgage Investment Trust
filed 2013-05-10
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2013
Common Shares of Beneficial Interest, $0.01par value	58,990,717

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Cash	$19,376	$33,756
Short-term investments	45,024	39,017
Mortgage loans acquired for sale at fair value	1,123,348	975,184
Mortgage loans at fair value	1,366,922	1,189,971
Real estate acquired in settlement of loans	84,486	88,078
Mortgage servicing rights at lower of amortized cost or fair value	179,136	125,430
Mortgage servicing rights at fair value	1,305	1,346
Principal and interest collections receivable	31,391	29,204
Interest receivable	3,136	3,029
Derivative assets	15,186	23,706
Servicing advances	37,695	32,191
Due from affiliates	5,991	4,829
Other assets	14,164	13,922

Total assets	$2,927,160	$2,559,663

LIABILITIES
Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	$1,035,486	$894,906
Mortgage loans at fair value	576,018	353,805
Real estate acquired in settlement of loans	3,546	7,391
Derivative liabilities	2,079	967
Recourse liability	6,231	4,441
Accounts payable and accrued liabilities	22,259	42,402
Contingent underwriting fees payable	5,883	5,883
Payable to affiliates	14,748	12,216
Income taxes, net	38,481	36,316

Total liabilities	1,704,731	1,358,327

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 58,990,225 and 58,904,456 common shares, respectively	590	589
Additional paid-in capital	1,131,231	1,129,858
Retained earnings	90,608	70,889

Total shareholders’ equity	1,222,429	1,201,336

Total liabilities and shareholders’ equity	$2,927,160	$2,559,663

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Quarter ended March 31,
	2013	2012
Net Investment Income
Net gain on mortgage loans acquired for sale	$29,279	$13,370
Net gain on investments:
Mortgage-backed securities	—	357
Mortgage loans	63,980	11,131

	63,980	11,488

Interest income:
Short-term investments	31	9
Mortgage-backed securities	—	574
Mortgage loans	16,820	15,820
Other	24	22

	16,875	16,425

Loan origination fees	5,473	1,451
Results of real estate acquired in settlement of loans	(3,253)	3,717
Net loan servicing fees	6,698	197
Other	—	1

Net investment income	119,052	46,649

Expenses
Loan fulfillment fees	28,136	6,124
Interest	11,236	6,674
Loan servicing	8,090	4,938
Management fees	6,492	1,804
Compensation	2,089	1,301
Professional services	2,384	442
Other	4,690	791

Total expenses	63,117	22,074

Income before provision for income taxes	55,935	24,575
Provision for income taxes	2,639	5,517

Net income	$53,296	$19,058

Earnings per share
Basic	$0.90	$0.65
Diluted	$0.90	$0.65
Weighted-average shares outstanding
Basic	58,927	29,076
Diluted	59,319	29,355
Dividends declared per share	$0.57	$0.55

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(In thousands, except share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017
Net income	—	—	—	19,058	19,058
Share-based compensation	87,999	—	883	—	883
Cash dividends, $0.55 per share	—	—	—	(15,692)	(15,692)
Proceeds from offerings of common shares	2,531,310	26	46,581	—	46,607
Underwriting and offering costs	—	—	(917)	—	(917)

Balance at March 31, 2012	31,023,863	$310	$564,819	$30,827	$595,956

Balance at December 31, 2012	58,904,456	589	1,129,858	70,889	1,201,336
Net income	—	—	—	53,296	53,296
Share-based compensation	85,769	1	1,451	—	1,452
Cash dividends, $0.57 per share	—	—	—	(33,577)	(33,577)
Underwriting and offering costs	—	—	(78)	—	(78)

Balance at March 31, 2013	58,990,225	$590	$1,131,231	$90,608	$1,222,429

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In thousands)

	Quarter ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$53,296	$19,058
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(29,279)	(13,370)
Net gain on mortgage-backed securities at fair value	—	(357)
Net gain on mortgage loans at fair value	(63,980)	(11,131)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest and advances on mortgage loans at fair value	(5,230)	(8,935)
Results of real estate acquired in settlement of loans	3,253	(3,717)
Change in fair value, amortization and impairment of mortgage servicing rights	4,539	455
Amortization of credit facility commitment fees	1,143	559
Accrual of costs related to forward purchase agreements	—	1,954
Share-based compensation expense	1,452	883
Purchases of mortgage loans acquired for sale at fair value	(8,849,152)	(1,858,147)
Sales of mortgage loans acquired for sale at fair value	8,683,133	1,931,024
Increase in principal and interest collections receivable	(2,187)	(6,286)
Increase in principal and interest collections receivable under forward purchase agreements	—	(2,379)
(Increase) decrease in interest receivable	(107)	113
Increase in due from affiliates	(1,161)	(5,117)
Increase in other assets	(5,420)	(6,491)
(Decrease) increase in accounts payable and accrued liabilities	(20,142)	579
Increase in payable to affiliates	2,532	5,181
Increase in income taxes, net	2,165	4,042

Net cash (used) provided by operating activities	(225,145)	47,918

Cash flows from investing activities
Net increase in short-term investments	(6,007)	(33,125)
Repayment of United States Treasury security	—	50,000
Repayments of mortgage-backed securities at fair value	—	11,086
Purchases of mortgage loans at fair value	(200,473)	—
Repayments of mortgage loans at fair value	61,421	34,781
Repayments of mortgage loans under forward purchase agreements at fair value	—	8,701
Sales of real estate acquired in settlement of loans	32,024	26,777
Sales of real estate acquired in settlement of loans under forward purchase agreements	—	6,787
Purchases of mortgage servicing rights	—	(29)
(Increase) decrease in margin deposits and restricted cash	(1,493)	4,540

Net cash (used) provided by investing activities	(114,528)	109,518

Cash flows from financing activities
Sales of securities under agreements to repurchase	—	291,914
Repurchases of securities sold under agreements to repurchase	—	(354,339)
Sale of mortgage loans acquired for sale at fair value under agreements to repurchase	8,224,637	1,721,043
Repurchases of mortgage loans acquired for sale at fair value sold under agreements to repurchase	(8,084,057)	(1,789,901)
Sale of mortgage loans at fair value under agreements to repurchase	286,321	7,137
Repurchases of mortgage loans at fair value sold under agreements to repurchase	(64,108)	(26,549)
Repayments of note payable secured by mortgage loans at fair value	—	(2,044)
Repayments of borrowings under forward purchase agreements	—	(27,129)
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	—	3,797
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	(3,845)	(9,547)
Proceeds from issuance of common shares	—	46,607
Payment of common share underwriting and offering costs	(78)	(917)
Payment of dividends	(33,577)	(15,692)

Net cash provided (used) by financing activities	325,293	(155,620)

Net (decrease) increase in cash	(14,380)	1,816
Cash at beginning of period	33,756	14,589

Cash at end of period	$19,376	$16,405

The accompanying notes are an integral part of these consolidated financial statements

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

The Company operates in two segments: correspondent lending and investment activities:

•

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”).

Most of the loans the Company has acquired in its correspondent lending activities have been eligible for sale to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) or government agencies such as the U.S. Department of Housing and Urban Development’s Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”.

•

The investment activities segment represents the Company’s investments in distressed mortgage loans, real estate acquired in settlement of loans (“REO”), MBS and mortgage servicing rights (“MSRs”). The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended March 31, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Note 2—Concentration of Risks

As discussed in Note 1—Organization and Basis of Presentation above, PMT’s operations and investing activities are centered in real estate-related assets, a substantial portion of which are distressed at acquisition. Because of the Company’s investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Before acquiring loans or other assets, PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset. A substantial portion of the distressed loans purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup, Inc. Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy and unemployment rates and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify and the Company’s loan servicers’ ability to execute optimal resolutions of problem mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

•

the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed loans; and

•

regulatory, judicial and legislative support of the foreclosure process, and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT’s behalf will prevent significant losses arising from the Company’s investments in real estate-related assets.

On July 12, 2011 and December 20, 2011, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The commitment under the forward purchase agreement dated July 12, 2011 was settled during the quarter ended June 30, 2012. The commitment under the forward purchase agreement dated December 20, 2011 was settled during the quarter ended September 30, 2012. There were no similar forward purchase agreements entered into or outstanding as of March 31, 2013.

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

As a result of consolidating the silo, the Company’s consolidated statements of income and cash flows for the three months ended March 31, 2012 include the following amounts related to the silo:

Quarter ended March 31, 2012
(in thousands)
Net income:
Net gain on mortgage loans	$6,700
Interest income on mortgage loans	$502
Interest expense	$1,515
Loan servicing fees	$585
Cash flows:
Repayments of mortgage loans	$8,701
Repayments of borrowings under forward purchase agreements	$27,129

The Company has no other variable interests in the trust entity, or other exposure to the creditors of the trust entity which could expose the Company to loss.

The following table presents the fair value of mortgage loans (including forward purchase agreements) and REO purchased for its investment portfolio, including the CGM Assets:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Investment portfolio purchases:
Loans	$200,473	$286
REO	—	53

	$200,473	$339

Investment portfolio purchases above through one or more subsidiaries of Citigroup, Inc.:
Loans	$200,297	$286
REO	—	53

	$200,297	$339

Note 3—Transactions with Related Parties

Management Fees

Before February 1, 2013, under a management agreement, PMT paid PCM a base management fee payable quarterly and in arrears. The base management fee was calculated at 1.5% per year of shareholders’ equity. The performance incentive fee was calculated at 20% per year of the amount by which “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement.

Effective February 1, 2013, the management agreement was amended to provide that:

•

The base management fee is equal to the sum of (i) 1.5% per year of shareholders’ equity up to $2 billion, (ii) 1.375% per year of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of shareholders’ equity in excess of $5 billion.

•

The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is calculated quarterly and is equal to: (a) 10% of the amount by which net income for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non-cash charges determined after discussions between the Company’s Manager and our independent trustees and approval by a majority of our independent trustees.

“Equity” is the weighted average of the issue price per common share of all of our public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

The “high watermark” starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for our Manager to earn a performance incentive fee are adjusted cumulatively based on the performance of our net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both payable quarterly in arrears. The performance incentive fee may be paid in cash or in our common shares (subject to a limit of no more than 50% paid in common shares), at the Company’s option.

Following is a summary of the base management and performance incentive fees recorded by the Company for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Base management fee	$4,364	$1,804
Performance incentive fee	2,128	—

Total management fee incurred during the period	$6,492	$1,804

Mortgage Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS. Before February 1, 2013, the servicing fee rates were based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that management believed were competitive with those charged by other servicers or specialty servicers, as applicable.

•

Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company’s behalf. PLS was also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effected a refinancing of a loan on the Company’s behalf and not through a third party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that the Company had acquired in settlement of a loan, PLS was entitled to receive from the Company market-based fees and compensation.

•

For mortgage loans serviced by the Company as a result of acquisitions and sales with servicing rights retained in connection with the Company’s correspondent lending business, PLS was entitled to base subservicing fees and other customary market-based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to PLS that changed from being based on a percentage of the loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO. PLS also remains entitled to market-based fees and charges relating to boarding, deboarding, liquidation, disposition, assumption, modification and origination fees and late charges relating to loans it services for the Company.

The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement. The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fees for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are severely delinquent and in foreclosure.

The base servicing fees for loans subserviced by PLS on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on our behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees.

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each other subserviced loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by the Servicer in connection with the performance of its servicing obligations.

PLS, on behalf of the Company, currently participates in U.S. Department of Housing and Urban Development’s Home Affordable Modification Program (“HAMP”) (and other similar mortgage loan modification programs), which establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees payable to PLS for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Loan servicing fees to PLS:
Base	$4,361	$3,028
Activity-based	3,729	1,910

	$8,090	$4,938

Correspondent Lending

Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to PLS based on the type of mortgage loan that the Company acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased, with the addition of potential fee rate discounts applicable to the Company’s monthly purchase volume in excess of designated thresholds. PLS has also agreed to provide such services exclusively for the Company’s benefit, and PLS and its affiliates are prohibited from providing such services for any other third party. Before February 1, 2013, the Company paid PLS a fulfillment fee of 50 basis points of the unpaid principal balance of mortgage loans sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate.

PLS is entitled to a fulfillment fee based on the type of mortgage loan that the Company acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for Home Affordable Refinance Program (“HARP”) mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above. At this time, the Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee of three basis points.

In the event that the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month. In the event the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, our PLS has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under the Servicer’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan the Company acquires. In consideration for the warehouse services provided by PLS with respect to mortgage loans that the Company finances for its warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that the Company finances thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, our Servicer shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of our mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent lending activity between the Company and PLS for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Sourcing fees received	$1,010	$244
Fulfillment fees	$28,136	$6,124
Fair value of loans sold to PLS	$3,548,397	$838,120
Fair value of mortgage loans included in mortgage loans acquired for sale pending sale to PLS at period end	$542,490	$41,247

Investment Activities

Pursuant to the terms of a MSR recapture agreement, effective February 1, 2013, if PLS refinances through its retail lending business loans for which PMT previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries, PennyMac Corp. (“PMC”), without cost to PMC, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. MSR recapture amounts are shown in Note 24—Net loan servicing fees. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

Pursuant to the spread acquisition and MSR servicing agreement, PMT may acquire from PLS the rights to receive certain excess servicing spread arising from MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters (the “Conditional Reimbursement”) if the Company satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the IPO underwriters of the payment that the Company agreed to make to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

In the event the termination fee is payable to PCM under the management agreement and PCM and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement.

The foregoing expenses are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Reimbursement of expenses incurred on PMT’s behalf	$1,358	$2,410
Reimbursement of common overhead incurred by PCM and its affiliates	2,606	386

	$3,964	$2,796

Payments and settlements during the period (1)	$33,362	$5,485

(1)	Payments and settlements include payments for correspondent lending activities itemized in the preceding table and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates.

Amounts due to affiliates are summarized below as of the dates presented:

	March 31, 2013	December 31, 2012
	(in thousands)
Management fee	$6,518	$4,499
Contingent offering costs	2,941	2,941
Other expenses	5,289	4,776

	$14,748	$12,216

Amounts due from affiliates totaling $6.0 million and $4.8 million at March 31, 2013 and December 31, 2012, respectively, represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

PCM’s parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company’s common shares of beneficial interest at both March 31, 2013 and December 31, 2012.

Note 4—Earnings Per Share

Basic earnings per share is determined using net income divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is determined by dividing net income attributable to common shareholders by the weighted-average common shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive common shares are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The Company makes grants of restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. For purposes of calculating earnings per share, unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common shares and participating securities, based on their respective rights to receive dividends.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$53,296	$19,058
Effect of participating securities—share-based compensation instruments	(518)	(213)

Net income attributable to common shareholders	$52,778	$18,845

Weighted-average shares outstanding	58,927	29,076
Basic earnings per share	$0.90	$0.65
Diluted earnings per share:
Net income	$53,296	$19,058

Weighted-average shares outstanding	58,927	29,076
Dilutive potential common shares—shares issuable under share-based compensation plan	392	279

Diluted weighted-average number of common shares outstanding	59,319	29,355

Diluted earnings per common share	$0.90	$0.65

Note 5—Loan Sales

The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However the Company maintains continuing involvement with the loans in the form of servicing arrangements and the potential liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loan as well as unpaid principal balance information at period end:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash flows:
Proceeds from sales	$8,683,133	$1,931,024
Service fees received	$16,965	$701
Period-end information:
Unpaid principal balance of loans outstanding at period-end	$16,642,130	$1,532,615
Delinquencies:
30-89 days	$38,272	$1,487
90 or more days or in foreclosure or bankruptcy	$4,257	$—

Note 6—Netting of Financial Instruments

The Company uses derivative instruments to manage exposure to interest rate risk created by the commitments it makes to correspondent lenders to purchase loans at specified interest rates, also called interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The

Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to an enforceable master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs. As of March 31, 2013 and December 31, 2012, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	March 31, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet
	(in thousands)
Derivatives:
MBS put options	$326	$—	$326	$977	$—	$977
MBS call options	1,052	—	1,052	—	—	—
Forward purchase contracts	6,460	—	6,460	2,617	—	2,617
Forward sale contracts	1,121	—	1,121	3,458	—	3,458
Netting	—	(4,825)	(4,825)	—	(2,825)	(2,825)

Total derivatives, subject to a master netting arrangement	8,959	(4,825)	4,134	7,052	(2,825)	4,227
Total derivatives, not subject to a master netting arrangement	11,052	—	11,052	19,479	—	19,479

Total	$20,011	$(4,825)	$15,186	$26,531	$(2,825)	$23,706

Derivative Assets, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2013				December 31, 2012
		Gross amounts not offset in the balance sheet				Gross amounts not offset in the balance sheet
	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$11,052	$—	$—	$11,052	$19,479	$—	$—	$19,479
Barclays	1,400	—	—	1,400	15	—	—	15
Bank of America, N.A.	596	—	—	596	1,219	—	—	1,219
Cantor Fitzgerald LP	579	—	—	579	581	—	—	581
Citibank	456	—	—	456	1,009	—	—	1,009
Credit Suisse First Boston Mortgage Capital LLC	166	—	—	166	820	—	—	820
Morgan Stanley Bank, N.A.	104	—	—	104	316	—	—	316
Other	833	—	—	833	267	—	—	267

Total	$15,186	$—	$—	$15,186	$23,706	$—	$—	$23,706

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for offset.

	March 31, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet
	(in thousands)
Derivatives:
Forward purchase contracts	$462	$—	$462	$1,741	$—	$1,741
Forward sale contracts	8,560	—	8,560	4,520	—	4,520
Netting	—	(6,943)	(6,943)	—	(5,294)	(5,294)

Total derivatives, subject to a master netting arrangement	9,022	(6,943)	2,079	6,261	(5,294)	967
Total derivatives, not subject to a master netting arrangement	—	—	—	—	—	—

Total derivatives	9,022	(6,943)	2,079	6,261	(5,294)	967

Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	1,035,486	—	1,035,486	894,906	—	894,906
Mortgage loans at fair value	576,018	—	576,018	353,805	—	353,805
Real estate acquired in settlement of loans	3,546	—	3,546	7,391	—	7,391

Total assets sold under agreements to repurchase	1,615,050	—	1,615,050	1,256,102	—	1,256,102

Total	$1,624,072	$(6,943)	$1,617,129	$1,262,363	$(5,294)	$1,257,069

Derivative Liabilities, Financial Liabilities, and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that does not meet the accounting guidance qualifying for offset. All assets sold under agreements to repurchase have sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	March 31, 2013				December 31, 2012
	Net liabilities in the balance sheet	Gross amounts not offset in the balance sheet		Net amount	Net liabilities in the balance sheet	Gross amounts not offset in the balance sheet		Net amount
		Financial instruments	Cash collateral pledged			Financial instruments	Cash collateral pledged
	(in thousands)
Citibank	$778,701	$(777,825)	$—	$876	$474,625	$(474,625)	$—	$—
Bank of America, N.A.	259,858	(259,858)	—	—	256,711	(256,711)	—	—
Credit Suisse First Boston Mortgage Capital LLC	372,985	(372,663)	—	322	243,525	(243,525)	—	—
Morgan Stanley Bank, N.A.	133,413	(133,413)	—	—	155,321	(155,321)	—	—
Barclays	71,291	(71,291)	—	—	79,253	(78,780)	—	473
Wells Fargo Bank, N.A.	88	—	—	88	47,140	(47,140)	—	—
Other	793	—	—	793	494	—	—	494

Total	$1,617,129	$(1,615,050)	$—	$2,079	$1,257,069	$(1,256,102)	$—	$967

Note 7—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. The application of fair value estimates may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its non cash financial assets, including short-term investments and mortgage loans, as well as its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations, to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

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

The Company’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are generally aimed at moderating the effects of changes in interest rates on the assets’ values. During the period, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, were used to mitigate the effect of changes in fair value of the servicing assets, which typically decreases as prepayment speeds increase.

For loans sold under agreements to repurchase, REO financed through agreements to repurchase and borrowings under forward purchase agreements, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the usage of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$45,024	$—	$—	$45,024
Mortgage loans acquired for sale at fair value	—	1,123,348	—	1,123,348
Mortgage loans at fair value	—	—	1,366,922	1,366,922
Mortgage servicing rights at fair value	—	—	1,305	1,305
Derivative assets:
Interest rate lock commitments	—	—	11,052	11,052
MBS put options	—	326	—	326
MBS call options	—	1,052	—	1,052
Forward purchase contracts	—	6,460	—	6,460
Forward sales contracts	—	1,121	—	1,121

Total derivative assets before netting	—	8,959	11,052	20,011
Netting (1)	—	—	—	(4,825)

Total derivative assets	—	8,959	11,052	15,186

	$45,024	$1,132,307	$1,379,279	$2,551,785

Liabilities:
Derivative liabilities:
Forward purchase contracts	$—	$462	$—	$462
Forward sales contracts	—	8,560	—	8,560

Total derivative liabilities before netting	—	9,022	—	9,022
Netting (1)	—	—	—	(6,943)

Total derivative liabilities	$—	$9,022	$—	$2,079

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$39,017	$—	$—	$39,017
Mortgage loans acquired for sale at fair value	—	975,184	—	975,184
Mortgage loans at fair value	—	—	1,189,971	1,189,971
Mortgage servicing rights at fair value	—	—	1,346	1,346
Derivative assets:
Interest rate lock commitments	—	—	19,479	19,479
MBS put options	—	977	—	977
Forward purchase contracts	—	2,617	—	2,617
Forward sales contracts	—	3,458	—	3,458

Total derivative assets before netting (1)	—	7,052	19,479	26,531
Netting (1)	—	—	—	(2,825)

Total derivative assets	—	7,052	19,479	23,706

	$39,017	$982,236	$1,210,796	$2,229,224

Liabilities:
Derivative liabilities:
Forward purchase contracts	$—	$1,741	$—	$1,741
Forward sales contracts	—	4,520	—	4,520

Total derivative liabilities before netting	—	6,261	—	6,261
Netting (1)	—	—	—	(5,294)

Total derivative liabilities	$—	$6,261	$—	$967

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The Company’s MBS, mortgage loans at fair value, mortgage loans under forward purchase agreements, MSRs, IRLCs and securities sold under agreements to repurchase were measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items:

	Quarter ended March 31, 2013
	Mortgage loans	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$1,189,971	$1,346	$19,479	$1,210,796
Purchases	200,473	—	—	200,473
Repayments	(61,421)	—	—	(61,421)
Interest rate lock commitments issued, net	—	—	35,414	35,414
Capitalization of interest	5,230	—	—	5,230
Servicing received as proceeds from sales of mortgage loans	—	26	—	26
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	8,445	—	—	8,445
Other factors	55,535	(67)	—	55,468

	63,980	(67)	—	63,913

Transfers of mortgage loans to REO	(31,311)	—	—	(31,311)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(43,841)	(43,841)

Balance, March 31, 2013	$1,366,922	$1,305	$11,052	$1,379,279

Changes in fair value recognized during the period relating to assets still held at March 31, 2013	$50,608	$(67)	$11,052	$61,593

Accumulated changes in fair value relating to assets still held at March 31, 2013	$147,627		$11,052

	Quarter ended March 31, 2012
	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$899,138
Purchases	—	—	286	20	306
Repayments	(11,086)	(26,187)	(8,701)	—	(45,974)
Accrual of unearned discounts	335	—	—	—	335
Servicing received as proceeds from sales of mortgage loans	—	—	—	520	520
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	7,704	1,743	—	9,447
Other factors	363	(3,367)	4,957	(101)	1,852

	363	4,337	6,700	(101)	11,299

Transfers of mortgage loans to REO	—	(24,201)	—	—	(24,201)
Transfer from mortgage loans acquired for sale	—	18	—	—	18
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(5,256)	—	(5,256)
Transfers of mortgage loans under forward purchase agreements to mortgage loans	—	17,309	(17,309)	—	—

Balance, March 31, 2012	$62,425	$667,542	$105,030	$1,188	$836,185

Changes in fair value recognized during the period relating to assets still held at March 31, 2012	$363	$26	$4,494	$(101)	$4,782

Accumulated changes in fair value relating to assets still held at March 31, 2012	$(2,288)	$58,748	$9,091

	Securities sold under agreements to repurchase
	(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income	—
Sales	291,914
Repurchases	(354,339)

Balance, March 31, 2012	$53,068

Changes in fair value recognized during the period relating to liabilities still outstanding at March 31, 2012	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value):

	March 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$1,123,348	$1,078,360	$44,988
90 or more days delinquent (1)	—	—	—

	1,123,348	1,078,360	44,988

Other mortgage loans at fair value:
Current through 89 days delinquent	448,054	673,684	(225,630)
90 or more days delinquent (1)	918,868	1,679,842	(760,974)

	1,366,922	2,353,526	(986,604)

	$2,490,270	$3,431,886	$(941,616)

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$975,184	$931,787	$43,397
90 or more days delinquent (1)	—	—	—

	975,184	931,787	43,397

Other mortgage loans at fair value:
Current through 89 days delinquent	404,016	640,722	(236,706)
90 or more days delinquent (1)	785,955	1,483,311	(697,356)

	1,189,971	2,124,033	(934,062)

	$2,165,155	$3,055,820	$(890,665)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2013
	Net gain on mortgage loans acquired for sale	Net gain on investments	Interest income	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage loans acquired for sale at fair value	24,757	—	—	—	24,757
Mortgage loans at fair value	—	63,980	—	—	63,980
Mortgage servicing rights at fair value	—	—	—	(67)	(67)

	$24,757	$63,980	$—	$(67)	$88,670

	Quarter ended March 31, 2012
	Net gain on mortgage loans acquired for sale	Net gain on investments	Interest income	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	357	335	—	692
Mortgage loans acquired for sale at fair value	13,370	—	—	—	13,370
Mortgage loans at fair value	—	4,431	—	—	4,431
Mortgage loans under forward purchase agreements at fair value	—	6,700	—	—	6,700
Mortgage servicing rights at fair value	—	—	—	(101)	(101)

	$13,370	$11,488	$335	$(101)	$25,092

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$42,254	$42,254
Mortgage servicing assets at lower of amortized cost or fair value	—	—	111,935	111,935

	$—	$—	$154,189	$154,189

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$56,156	$56,156
Mortgage servicing rights at lower of amortized cost or fair value	—	—	86,215	86,215

	$—	$—	$142,371	$142,371

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Real estate asset acquired in settlement of loans	$(4,954)	$(2,782)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	(348)
Mortgage servicing assets at lower of amortized cost or fair value	2,486	(106)

	$(2,468)	$(3,236)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ estimated fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is established as the lesser of (a) either the fair value of the loan at the date of transfer, (b) the fair value of the real estate less estimated costs to sell as of the date of transfer or (c) the purchase price of the property. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into note rate pools of 50 basis point ranges for fixed-rate mortgage loans with note rates between 3% and 4.5% and a single pool for note rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool reduced by the existing valuation allowance, those MSRs are impaired.

When MSRs are impaired, the impairment is recognized in current-period income and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the increase of value is recognized in current period earnings only to the extent of the valuation allowance for the respective stratum.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as its borrowings secured by its inventory of mortgage loans acquired for sale and its investments in nonperforming loans and REO in the form of repurchase agreements are carried at amortized cost.

Management has concluded that the estimated fair values of Cash, Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase and Real estate acquired in settlement of loans financed under agreements to repurchase approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

Cash is measured using Level 1 inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of March 31, 2013 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

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

The Manager has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures.

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

The FAV group is responsible for reporting to the valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the models.

The following describes the valuation techniques and assumptions used in estimating the fair values of Level 2 and Level 3 financial statement items:

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

•

Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items, and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities. The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to PCM’s valuation committee as part of its review and approval of monthly valuation results.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range (Weighted Average)
Key Inputs	March 31, 2013	December 31, 2012
Discount rate	8.3% – 20.5%	8.8% – 20.7%
	(12.5%)	(13.1%)
Twelve-month projected housing price index change	2.1% – 5.6%	0.4% – 1.5%
	(3.6%)	(1.1%)
Prepayment speed (1)	0.0% – 4.6%	0.4% – 4.4%
	(2.5%)	(2.2%)
Total prepayment speed (2)	0.6% – 41.2%	5.9% – 31.2%
	(21.0%)	(20.6%)

(1)	Prepayment speed is measured using life voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using life total CPR.

Derivative Financial Instruments

The Company estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the percentage of loans that the Company expects to ultimately fund as a percentage of the commitments it has made (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial impact of these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in market value in comparison to the agreed-upon purchase price.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
	March 31, 2013	December 31, 2012
Key Inputs	Range (Weighted average)
Pull-through rate	65.0% – 98.0%	44.2% – 98.0%
	(83.5%)	(80.6%)
MSR value expressed as:
Servicing fee multiple	0.9 – 5.2	1.8 – 4.8
	(4.5)	(4.5)
Percentage of unpaid principal balance	0.2% – 1.3%	0.4% – 1.2%
	(1.1%)	(1.1%)

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

MSRs are generally subject to loss in value when mortgage rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing MSR value. Reductions in the value of MSRs affect income primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread (1)	5.4% – 14.4%	7.5% – 14.4%	7.5% – 14.5%	7.5% – 14.5%
	(7.0%)	(8.5%)	(7.5%)	(8.3%)
Life (in years)	2.7 – 6.9	2.8 – 6.8	2.8 – 7.0	2.8 – 7.0
	(6.4)	(6.1)	(6.5)	(5.8)
Annual total prepayment speed (2)	8.5% – 22.7%	10.4% – 27.0%	6.7% – 27.4%	7.9% – 27.4%
	(9.1%)	(14.4%)	(7.9%)	(13.1%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140
	($68)	($68)	($69)	($89)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	March 31, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(unpaid principal balance and effect on value amounts in thousands)
Unpaid principal balance of underlying loans	$16,479,081	$163,049	$11,986,957	$181,783
Pricing spread (1)	5.4% – 19.0%	8.6% – 14.5%	7.5% – 16.5%	7.5% – 16.5%
	(6.8%)	(9.0%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(3,056)	$(19)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(6,020)	$(38)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(11,686)	$(73)	$(7,845)	$(78)

Average life (in years)	1.8 – 6.9	1.5 – 6.8	1.7 – 6.3	1.4 – 6.3
	(6.4)	(6.2)	(6.3)	(6.0)
Prepayment speed (2)	8.6% – 45.9%	10.4% – 50.9%	10.3% – 47.8%	10.3% – 65.9%
	(9.5%)	(15.1%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(4,214)	$(43)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(8,275)	$(83)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(15,966)	$(159)	$(11,436)	$(190)

Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	$(68)	$(73)	$(68)	$(74)
Effect on value of 5% adverse change	$(1,138)	$(12)	$(778)	$(12)
Effect on value of 10% adverse change	$(2,275)	$(24)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(4,551)	$(47)	$(3,112)	$(48)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using CPR.

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

Note 8—Short-Term Investments

The Company’s short-term investments are comprised of money market accounts deposited with U.S. commercial banks.

Note 9—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	March 31, 2013		December 31, 2012
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan Type	(in thousands)
Government insured or guaranteed	$542,490	$516,633	$153,326	$144,619
Conventional:
Agency-eligible	574,006	555,061	820,492	785,830
Jumbo loans	6,852	6,666	1,366	1,338

	$1,123,348	$1,078,360	$975,184	$931,787

Loans pledged to secure loans sold under agreements to repurchase	$1,122,940		$972,079

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. As discussed in Note 3—Transactions with Related Parties, the Company transfers government insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the unpaid principal balance of each such loan.

Note 10—Derivative Financial Instruments

The Company is exposed to price risk relative to its mortgage loans acquired for sale as well as to the IRLCs it issues to correspondent lenders. The Company bears price risk from the time a IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates increase, because the value of the purchase commitment or mortgage loan acquired for sale decreases.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage this price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of the Company’s IRLCs and inventory of mortgage loans acquired for sale.

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. Beginning in the fourth quarter of 2012, the Company includes MSRs in its hedging activities.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company had the following derivative assets and liabilities and related margin deposits recorded within the Derivative assets and Derivative liabilities on the consolidated balance sheets:

	March 31, 2013			December 31, 2012
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives (economic hedges):
Interest rate lock commitments	$933,768	$11,052	$—	$1,694,739	$19,479	$—
Forward purchase contracts	1,890,960	6,460	462	2,206,539	2,617	1,741
Forward sales contracts	3,224,190	1,121	8,560	4,266,983	3,458	4,520
MBS put options	225,000	326	—	495,000	977	—
MBS call options	350,000	1,052	—	—	—	—

Total derivative instruments before netting	6,623,918	20,011	9,022	8,663,261	26,531	6,261
Netting	—	(4,825)	(6,943)	—	(2,825)	(5,294)

Total	$6,623,918	$15,186	$2,079	$8,663,261	$23,706	$967

Margin deposits with derivatives counterparties		$2,118			$2,469

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale and Agency MBS:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2013
MBS put options	495,000	1,480,000	(1,750,000)	225,000
MBS call options	—	900,000	(550,000)	350,000
Forward purchase contracts	2,206,539	12,442,344	(12,757,923)	1,890,960
Forward sales contracts	4,266,983	17,850,273	(18,893,066)	3,224,190

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2012
MBS put options	28,000	97,500	(55,500)	70,000
MBS call options	5,000	25,000	(10,000)	20,000
Forward purchase contracts	398,400	1,381,283	(1,017,359)	762,324
Forward sales contracts	756,691	2,835,824	(2,377,235)	1,215,280

The Company recorded net gains on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $10.9 million and $602 thousand for the quarters ending March 31, 2013 and 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used as economic hedges of MSRs totaling $2.0 million for the quarter ending March 31, 2013. The derivative losses are included in Net loan servicing fees in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the quarter ending March 31, 2012.

Note 11—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2013		December 31, 2012
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)		(in thousands)
Nonperforming loans	$918,868	$1,679,842	$785,955	$1,483,311
Performing loans:
Fixed	226,329	344,652	201,212	322,005
Adjustable rate/hybrid	143,239	194,475	134,196	195,381
Interest rate step-up	78,343	134,339	68,475	123,117
Balloon	143	218	133	219

	448,054	673,684	404,016	640,722

	$1,366,922	$2,353,526	$1,189,971	$2,124,033

Mortgage loans at fair value pledged to secure borrowings at period end:
Sales of loans under agreements to repurchase	$1,203,387		$947,522

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$8,233		$9,061

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

Concentration	March 31, 2013	December 31, 2012
Portion of mortgage loans originated between 2005 and 2007	74%	74%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-value in excess of 100%	69%	68%
Percentage of mortgage loans secured by California real estate	19%	18%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey	New York Florida New Jersey

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of the activity in REO:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$88,078	$80,570
Transfers from mortgage loans at fair value and advances	31,510	25,419
Results of REO:
Valuation adjustments, net	(6,089)	(2,554)
Gain on sale, net	2,836	4,551

	(3,253)	1,997
Sale proceeds	(31,849)	(26,777)

Balance at period end	$84,486	$81,209

At period end:
REO pledged to secure agreements to repurchase	$8,233	$9,061

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$7,122	$14,773

Note 13—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

There was no REO under forward purchase agreements for the quarter ended March 31, 2013. Following is a summary of the activity in REO under forward purchase agreements for the quarter ended March 31, 2012:

Quarter ended March 31, 2012
Balance at beginning of period	$22,979
Purchases	53
Transfers from mortgage loans under forward purchase agreements at fair value and advances	5,696
Results of REO under forward purchase agreements:
Valuation adjustments, net	(381)
Gain on sale, net	2,101

1,720
Sale proceeds	(6,787)

Balance at period end	$23,661

Note 14—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance at beginning of period	$1,346	$749
Additions:
Purchases	—	20
MSRs resulting from loan sales	26	520

Total additions	26	540

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	—	(64)
Other changes in fair value (2)	(67)	(37)

	(67)	(101)

Balance at period end	$1,305	$1,188

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at amortized cost is summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$132,977	$5,282
MSRs received as proceeds from loan sales	56,190	12,409
Purchases	—	9
Sales	—	—
Amortization	(4,970)	(248)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance at period end	184,197	17,452

Valuation Allowance for Impairment of Mortgage Servicing Rights:
Balance at beginning of period	(7,547)	—
Reversals (additions)	2,486	(106)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance at period end	(5,061)	(106)

Mortgage Servicing Rights, net at period end	$179,136	$17,346

Estimated Fair Value of MSRs at period end	$186,209	$17,396

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Twelve month period ending March 31,	Estimated MSR amortization
(in thousands)
2014	$20,897
2015	19,373
2016	17,487
2017	15,936
2018	14,669
Thereafter	95,835

Total	$184,197

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Contractual servicing fees	$8,937	$646
Late charges	—	—
Ancillary fees	—	—

	$8,937	$646

Note 15—Securities Sold Under Agreements to Repurchase at Fair Value

As of and during the quarter ended March 31, 2013, the Company had no securities sold under agreements to repurchase outstanding. Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the quarter ended:

Quarter ended March 31, 2012
(dollar amounts in thousands)
Period end:
Balance	$53,068
Weighted-average interest rate	0.99%
Fair value of securities securing agreements to repurchase	$62,425
During the period:
Weighted-average interest rate	0.90%
Average balance of securities sold under agreements to repurchase	$69,030
Total interest expense	$157
Maximum daily amount outstanding	$115,493

Note 16—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase:

	Quarter ended March 31,
	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$1,035,486	$143,819
Unused amount (1)	$664,514	$246,181
Weighted-average interest rate	2.39%	2.27%
Fair value of mortgage loans acquired for sale securing agreements to repurchase	$1,122,940	$155,295
During the period:
Weighted-average interest rate during the period (2)	2.30%	2.11%
Average balance of loans sold under agreements to repurchase	$774,417	$177,864
Total interest expense	$6,175	$1,364
Maximum daily amount outstanding	$1,035,613	$263,890

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $1.7 million and $417,000 during the quarters ended March 31, 2013 and 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at March 31, 2013	Balance
(in thousands)
Within 30 days	$246,210
Over 30 to 90 days	789,276
Over 90 days to 180 days	—
Over 180 days to 1 year	—

$1,035,486

Weighted average maturity (in months)	1.97

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $3.0 million and $4.1 million on deposit with its loan repurchase agreement counterparties at March 31, 2013 and December 31, 2012, respectively. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of March 31, 2013:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank	$25,794	May 23, 2013
Credit Suisse First Boston Mortgage Capital LLC	$27,062	October 29, 2013
Bank of America, N.A.	$22,678	January 4, 2014
Morgan Stanley Bank, N.A.	$7,233	November 19, 2013
Barclays Bank PLC	$6,647	July 1, 2013

Note 17—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans sold under agreements to repurchase:

	Quarter ended March 31,
	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$576,018	$282,810
Unused amount (1)	$173,982	$167,190
Weighted-average interest rate	3.45%	3.85%
Fair value of mortgage loans at fair value and REO securing agreements to repurchase	$1,211,620	$631,945
During the period:
Weighted-average interest rate (2)	3.43%	4.07%
Average balance of loans sold under agreements to repurchase	$442,151	$285,817
Total interest expense	$4,357	$3,138
Maximum daily amount outstanding	$576,018	$299,091

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $563,000 and $199,000 during the quarters ended March 31, 2013 and 2012, respectively.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at March 31, 2013	Balance
(in thousands)
Within 30 days	$484,185
Over 30 to 90 days	91,833
Over 90 days to 180 days	—
Over 180 days to 1 year	—

$576,018

Weighted average maturity (in months)	0.9

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. The Company had no margin deposits as of March 31, 2013 and as of December 31, 2012, the Company had $379,000 on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of March 31, 2013:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$485,352	April 19, 2013
Credit Suisse First Boston Mortgage Capital LLC	$149,897	June 5, 2013

Note 18—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

Following is a summary of financial information relating to REO financed under agreements to repurchase:

	Quarter ended March 31,
	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$3,546	$21,744
Unused amount (1)	$96,454	$78,256
Weighted-average interest rate	3.95%	3.99%
Fair value of loans and REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase	$7,523	$43,269
During the period:
Weighted-average interest rate (2)	4.21%	4.21%
Average balance of REO sold under agreements to repurchase	$5,198	$24,589
Total interest expense	$180	$387
Maximum daily amount outstanding	$7,391	$27,494

(1)	The amount the Company is able to borrow under repurchase agreements is subject to a sublimit of the commitment amount available pursuant to the repurchase facility for mortgage loans at fair value. The facility is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary, whose stock is pledged to secure those agreements, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral so contributed.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 for the quarters ended March 31, 2013 and 2012, respectively.

The repurchase agreement collateralized by REO has a remaining term of approximately 2.2 months at March 31, 2013.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the REOs decreases. The Company had no margin deposits as of March 31, 2013 and as of December 31, 2012.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s REO held in a consolidated subsidiary, whose stock is pledged to secure agreements to repurchase is summarized by counterparty below as of March 31, 2013:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$3,972	June 5, 2013

Note 19—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

Quarter ended March 31, 2012
(dollar amounts in thousands)
Period end:
Balance	$127,591
Weighted-average interest rate	4.24%
Fair value of underlying loans and REO	$127,411
During the period:
Weighted-average interest rate	4.09%
Average balance	$146,512
Interest expense	$1,515
Maximum daily amount outstanding	$152,428

Note 20—Recourse liability

The Company’s agreements with Fannie Mae and Freddie Mac include representations and warranties related to the loans the Company sells to those Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The Company records a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates and the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s Recourse liability in the consolidated balance sheets:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$4,441	$205
Provisions for losses	1,790	426
Incurred losses	—	—

Balance, end of period	$6,231	$631

Following is a summary of the Company’s repurchase activity:

	Quarter ended March 31,
	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$648	$—
Incurred losses on repurchased loans	$—	$—
At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$—	$—

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that will change over the lives of the underlying loans, However, management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Note 21—Commitments and Contingencies

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2013, the Company was not involved in any such proceedings, claims or legal actions that would have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

March 31, 2013
(in thousands)
Commitments to purchase mortgage loans:
Correspondent lending	$933,768
Other mortgage loans	$—

Note 22—Shareholders’ Equity

During the three months ended March 31, 2012, the Company sold common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. Pursuant to the Controlled Equity Offering Sales Agreement, the Company sold a total of 2,531,310 of its common shares at a weighted average price of $18.41 per share, providing net proceeds to the Company of approximately $45.7 million, net of sales commissions. The sales agent received a total of approximately $917,000, which represents an average commission of approximately 2.0% of the gross sales price.

As more fully described in the Company’s Annual Report, certain of the underwriting costs incurred in the Company’s IPO were paid on PMT’s behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. On February 1, 2013, the Company entered into an Amended and Restated Underwriting Fee Reimbursement Agreement (“Reimbursement Agreement”), by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $980,422, and the maximum amount that may be reimbursed under the agreement is $2.9 million.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the payment that the Company agreed to make to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $1,960,844 and the maximum amount that may be paid under the agreement is $5.9 million. The reimbursement agreement expires on February 1, 2019. Management has concluded that these amounts are likely to be paid and has recognized a liability for reimbursement to PCM and payment of the contingent underwriting discount as a reduction of additional paid-in capital.

Note 23—Net Gain on Mortgage Loans Acquired For Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash gain (loss):
Sales proceeds	$(27,247)	$548
Hedging activities	13,614	(803)

	(13,633)	(255)
Non cash gain (loss):
Change in fair value of IRLCs	(8,426)	(1,464)
Receipt of MSRs in loan sale transactions	56,216	12,929
Provision for losses relating to representations and warranties provided in loan sales	(1,790)	(426)
Change in fair value relating to loans and hedging derivatives held at year-end:
Mortgage loans	(2,422)	1,181
Hedging derivatives	(666)	1,405

	(3,088)	2,586

	$29,279	$13,370

Note 24—Net Loan Servicing Fees

Net loan servicing fees is summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Servicing fees (1)	$11,104	$652
MSR recapture fee from affiliate	133	—
Effect of MSRs:
Amortization	(4,970)	(248)
Impairment reversal (provision) for MSRs carried at lower of amortized cost or fair value	2,486	(106)
Change in fair value of MSRs carried at fair value	(67)	(101)
Losses on hedging derivatives	(1,988)	—

	(4,539)	(455)

	$6,698	$197

(1)	Includes contractually specified servicing and ancillary fees.

Note 25—Share-Based Compensation Plans

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

The Company’s estimate of value included assumed grantee forfeiture rates of 15% per year for employees of PCM and its affiliates and no turnover for certain of PMT’s officers and its board of trustees.

The table below summarizes restricted share unit activity and compensation expense:

	Quarter ended March 31,
	2013	2012
Number of units:
Outstanding at beginning of period	665,617	491,809
Granted	—	—
Vested	85,769	(88,249)
Canceled	(2,784)	(171)

Outstanding at end of period	577,064	403,389

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$15.92	$12.57
Granted	$—	$—
Vested	$16.28	$17.28
Expired or canceled	$14.81	$3.15
Outstanding at end of period	$15.89	$11.54
Compensation expense recorded during the period	$1,781,000	$883,000
Period end:
Units available for future awards (1)	4,185,000	2,105,000
Unamortized compensation cost	$4,611,000	$2,758,000

(1)	Based on shares outstanding as of March 31, 2013. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of March 31, 2012, 541,630 restricted share units with a weighted average grant date fair value of $16.53 per share unit are expected to vest over their average remaining vesting period of 2.2 years. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 26—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary difference between net income and the REIT taxable income (before deduction for qualifying distributions) is the income of the taxable REIT subsidiary (“TRS”) and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary (“QRS”). Other differences between REIT book income and REIT taxable income are not material.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

The Company had elected to treat two of its subsidiaries as TRSs. In the quarter ended September 30, 2012, the Company revoked the election to treat its wholly owned subsidiary that is the sole general partner of the Operating Partnership as a TRS. As a result, beginning September 1, 2012, one subsidiary, PMC, is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the periods for which TRS treatment had been elected, the sole general partner of the Company’s Operating Partnership is included in the consolidated statements of income.

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit) which relates primarily to the TRSs:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Current (benefit) expense:
Federal	$(10,725)	$706
State	(2,489)	245

Total current (benefit) expense	(13,214)	951

Deferred expense:
Federal	12,678	3,389
State	3,175	1,177

Total deferred expense	15,853	4,566

Total provision for income taxes	$2,639	$5,517

The provision for deferred income taxes for the quarter ended March 31, 2013 and March 31, 2012 primarily relates to a net unrealized valuation loss on REO and to mortgage servicing rights the Company received pursuant to sales of mortgage loans with servicing rights retained as detailed below.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate:

	Quarter ended March 31,
	2013		2012
	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$19,577	35.0%	$8,601	35.0%
Effect of non-taxable REIT income	(17,491)	(31.3)%	(3,990)	(16.2)%
State income taxes, net of federal benefit	446	0.8%	925	3.8%
Other	107	0.2%	(19)	(0.1)%
Valuation allowance	—	0.0%	—	0.0%

Provision for income taxes	$2,639	4.7%	$5,517	22.5%

The Company’s components of the provision for deferred income taxes are as follows:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Real estate valuation gain (loss)	$221	$(388)
Mortgage servicing rights	22,500	5,133
Net operating loss carryforward	(6,115)	—
Other	(753)	(179)
Valuation allowance	—	—

Total provision for deferred income taxes	$15,853	$4,566

The components of the income taxes, net are as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Taxes currently receivable	$19,062	$5,374
Deferred income taxes payable	(57,543)	(41,690)

Income taxes, net	$(38,481)	$(36,316)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	March 31, 2013	December 31, 2012
	(in thousands)
Deferred income tax assets:
REO valuation loss	$8,178	$8,399
Net operating loss carryforward	6,115	—
Other	2,620	1,867

Gross deferred tax assets	16,913	10,266

Deferred income tax liabilities:
Mortgage servicing rights	(74,456)	(51,956)

Gross deferred tax liabilities	(74,456)	(51,956)

Net deferred income tax liability	$(57,543)	$(41,690)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of March 31, 2013 and December 31, 2012.

At March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at March 31, 2013 and December 31, 2012.

Note 27—Segments and Related Information

The Company has two business segments: correspondent lending and investment activities.

•

The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS, using the operations of the Manager and the Servicer.

•

The investment activities segment represents the Company’s investments in distressed mortgage loans, REO, MBS and MSRs. Management seeks to maximize the value of the mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner. The Company also invests in mortgage-related securities and other mortgage-related real estate and financial assets.

Financial highlights by operating segment are summarized below:

Quarter ended March 31, 2013	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$29,279	$—	$—	$29,279
Net gain on investments	—	63,980	—	63,980
Interest	6,324	10,592	(41)	16,875
Other	5,473	3,445	—	8,918

	41,076	78,017	(41)	119,052

Expenses:
Loan fulfillment fees	24,852	—	3,284 (1)	28,136
Interest	5,647	5,630	(41)	11,236
Loan servicing	150	7,940	—	8,090
Other	1,547	14,108	—	15,655

	32,196	27,678	3,243	63,117

Pre-tax net income	$8,880	$50,339	$(3,284)	$55,935

Total assets at period end	$1,142,774	$1,829,246	$(44,860)	$2,927,160

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Quarter ended March 31, 2012	Correspondent lending	Investment activities	Intersegment eliminations & other	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$13,370	$—	$—	$13,370
Net gain on investments	—	11,488	—	11,488
Interest income	2,792	13,638	—	16,430
Other income	1,461	3,900	—	5,361
Intersegment	(16)	16	—	—

	17,607	29,042	—	46,649

Expenses:
Loan fulfillment fees payable to affiliate	6,124	—	—	6,124
Interest	927	5,747	—	6,674
Other	255	9,021	—	9,276

	7,306	14,768	—	22,074

Pre-tax net income	$10,301	$14,274	$—	$24,575

The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies to the Company’s Annual Report.

Note 28—Supplemental Cash Flow Information

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash paid for interest	$11,192	$6,954
Cash paid for income taxes	$473	$1,474
Non-cash investing activities:
Unsettled purchases of MBS and swaptions	$—	$115,636
Transfer of mortgage loans to REO	$31,510	$25,419
Purchase of mortgage loans financed through forward purchase agreements	$—	$286
Transfer of mortgage loans under forward purchase agreements to mortgage loans, at fair value	$—	$17,309
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	$—	$5,696
Receipt of MSRs as proceeds from sales of loans	$56,216	$12,929
Transfer of REO under forward purchase agreements to REO	$—	$53

Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$—	$286
Purchase of REO financed through forward purchase agreements	$—	$53

Note 29—Regulatory Net Worth Requirement

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $2.5 million for both Agencies. Management believes PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of March 31, 2013.

Note 30—Condensed Consolidating Financial Statements

After March 31, 2013, PMC issued approximately $250.0 million in exchangeable notes guaranteed by the Company. The notes are fully and unconditionally guaranteed by the Company as to all payments due on the notes whether at their stated maturity date, by acceleration, repurchase or otherwise. In the case of PMC’s failure to pay punctually any principal, premium or interest on the notes, PMT will cause any such payment to be made (without duplication) as it becomes due and payable, whether at maturity, upon acceleration, repayment or otherwise.

The guarantee is PMT’s senior unsecured obligation and will rank senior in right of payment to any of PMT’s indebtedness that is expressly subordinated in right of payment to the guarantee, equal to any of PMT’s other unsecured indebtedness that is not so subordinated, effectively junior to any of PMT’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) and preferred equity of PMT’s subsidiaries.

The following supplemental financial information sets forth, on a consolidating basis, the condensed consolidating balance sheets and statements of income and cash flows for the Company as guarantor, for PMC as the issuer of the exchangeable notes, and for the Company’s non-guarantor subsidiaries as of and for the periods presented:

PennyMac Mortgage Investment Trust

Condensed Consolidating Balance Sheet

March 31, 2013

	PennyMac Mortgage Investment Trust	PennyMac Corp.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(“Guarantor”)	(“Issuer”)
	(in thousands)
Assets:
Cash and short-term investments	$2,931	$25,846	$35,623	$—	$64,400
Mortgage-backed securities	—	—	36,359	(36,359)	—
Mortgage loans held for sale	—	1,123,348	—	—	1,123,348
Mortgage loans at fair value	—	503,194	863,728	—	1,366,922
Real estate acquired in settlement of loans	—	84,335	188	(37)	84,486
Mortgage servicing rights	—	180,441	—	—	180,441
Investment in subsidiaries	1,229,392	—	751,355	(1,980,747)	—
Other assets	1,964	82,892	547,287	(524,580)	107,563

	$1,234,287	$2,000,056	$2,234,540	$(2,541,723)	$2,927,160

Liabilities:
Accounts payable and accrued liabilities	$2,089	$18,042	$2,128	$—	$22,259
Assets sold under agreements to repurchase	—	1,192,157	422,893	—	1,615,050
Notes payable	—	—	—	—	—
Borrowings under forward purchase agreement	—	—	—	—	—
Intercompany borrowings	—	403,299	151,098	(554,397)	—
Other liabilities	9,456	54,884	9,625	(6,543)	67,422

	11,545	1,668,382	585,744	(560,940)	1,704,731

Shareholders’ equity	1,222,742	331,674	1,648,796	(1,980,783)	1,222,429

	$1,234,287	$2,000,056	$2,234,540	$(2,541,723)	$2,927,160

PennyMac Mortgage Investment Trust

Condensed Consolidating Balance Sheet

December 31, 2012

	PennyMac Mortgage Investment Trust	PennyMac Corp.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(“Guarantor”)	(“Issuer”)
	(in thousands)
Assets:
Cash and short-term investments	$3,399	$45,187	$24,187	$—	$72,773
Mortgage-backed securities	—	—	39,967	(39,967)	—
Mortgage loans held for sale	—	975,184	—	—	975,184
Mortgage loans at fair value	—	505,072	684,899	—	1,189,971
Real estate acquired in settlement of loans	—	87,536	582	(40)	88,078
Mortgage servicing rights	—	126,776	—	—	126,776
Investment in subsidiaries	1,207,471	—	705,321	(1,912,792)	—
Other assets	205	108,524	548,087	(549,935)	106,881

	$1,211,075	$1,848,279	$2,003,043	$(2,502,734)	$2,559,663

Liabilities:
Accounts payable and accrued liabilities	$524	$39,309	$2,569	$—	$42,402
Assets sold under agreements to repurchase	—	1,042,946	213,156	—	1,256,102
Notes payable	—	—	—	—	—
Borrowings under forward purchase agreement	—	—	—	—	—
Intercompany borrowings	—	117,904	—	(117,904)	—
Other liabilities	8,903	322,178	203,333	(474,591)	59,823

	9,427	1,522,337	419,058	(592,495)	1,358,327

Shareholders’ equity	1,201,648	325,942	1,583,985	(1,910,239)	1,201,336

	$1,211,075	$1,848,279	$2,003,043	$(2,502,734)	$2,559,663

PennyMac Mortgage Investment Trust

Condensed Consolidating Income Statement

Quarter ended March 31, 2013

	PennyMac Mortgage Investment Trust	PennyMac Corp.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(“Guarantor”)	(“Issuer”)
	(in thousands)
Gain on sale of correspondent lending loans	$—	$29,279	$—	$—	$29,279
Gains on investments	—	22,704	41,276	—	63,980
Interest income	197	11,306	19,678	(14,306)	16,875
Equity in earnings of subsidiaries	54,041	—	46,034	(100,075)	—
Other income	—	8,334	581	3	8,918

Net investment income	54,238	71,623	107,569	(114,378)	119,052

Expenses
Compensation	87	1,830	172	—	2,089
Management Fees	—	5,935	557	—	6,492
Fulfillment fees	—	28,136	—	—	28,136
Interest	198	14,724	6,145	(9,831)	11,236
Other	652	11,184	3,328	—	15,164

	937	61,809	10,202	(9,831)	63,117

Pre-tax income	53,301	9,814	97,367	(104,547)	55,935
Provision for income taxes	—	4,436	84	(1,881)	2,639

Net income	$53,301	$5,378	$97,283	$(102,666)	$53,296

PennyMac Mortgage Investment Trust

Condensed Consolidating Income Statement

Quarter ended March 31, 2012

	PennyMac Mortgage Investment Trust	PennyMac Corp.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(“Guarantor”)	(“Issuer”)
	(in thousands)
Gain on sale of correspondent lending loans	$—	$13,370	$—	$—	$13,370
Gains on investments	—	4,594	6,894	—	11,488
Interest income	12	10,872	5,541		16,425
Equity in earnings of subsidiaries	17,658	439	177	(18,274)	—
Other income	—	4,261	216	889	5,366

Net investment income	17,670	33,536	12,828	(17,385)	46,649

Expenses
Compensation	63	1,008	230	—	1,301
Management Fees	—	1,469	335	—	1,804
Fulfillment fees	—	6,124	—	—	6,124
Interest	106	4,119	2,449	—	6,674
Other	9	4,300	1,862	—	6,171

	178	17,020	4,876	—	22,074

Pre-tax income	17,492	16,516	7,952	(17,385)	24,575
Provision for income taxes	—	5,442	75	—	5,517

Net income	$17,492	$11,074	$7,877	$(17,385)	$19,058

PennyMac Mortgage Investment Trust

Condensed Consolidating Cash Flows

Quarter Ended March 31, 2013

	PennyMac Mortgage Investment Trust	PennyMac Corp.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(“Guarantor”)	(“Issuer”)
	(in thousands)
Cash flows from operating activities	$33,187	$(201,367)	$(11,372)	$(45,593)	$(225,145)
Cash flows from investing activities:
Purchases of mortgage loans at fair value	—	(36,914)	(163,559)	—	(200,473)
Sales of real estate and repayments of mortgage loans at fair value	—	60,630	36,950	(4,135)	93,445
Intercompany purchases of assets under agreements to resell	—	—	(179,721)	179,721	—
Intercompany sales of assets purchased under agreements to resell	—	—	197,719	(197,719)	—
Purchases of short-term investments	468	5,665	(12,139)	(1)	(6,007)
Other investment activities	—	(1,303)	190	(380)	(1,493)

Cash flows from investing activities	468	28,078	(120,560)	(22,514)	(114,528)
Cash flows from financing activities:
Proceeds from sale of assets under agreements to repurchase	—	8,301,595	209,363	—	8,510,958
Repayments of assets under agreements to repurchase	—	(8,105,279)	(46,731)	—	(8,152,010)
Proceeds from borrowings with affiliated entities	—	177,624	2,097	(179,721)	—
Repayment of borrowings with affiliated entities	—	(214,328)	—	214,328	—
Dividends paid	(33,577)	—	(33,500)	33,500	(33,577)
Other financing activities	(78)	—	—	—	(78)

Cash flows from financing activities	(33,655)	159,612	131,229	68,107	325,293
Net change in cash and cash equivalents	—	(13,677)	(703)	—	(14,380)
Cash at beginning of period	—	32,040	1,716	—	33,756

Cash at end of period	$—	$18,363	$1,013	$—	$19,376

PennyMac Mortgage Investment Trust

Condensed Consolidating Cash Flows

Quarter Ended March 31, 2012

	PennyMac Mortgage Investment Trust	PennyMac Corp.	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(“Guarantor”)	(“Issuer”)
	(in thousands)
Cash flows from operating activities	$35,848	$(563)	$28,324	$(15,691)	$47,918
Cash flows from investing activities:
Sales of real estate and repayments of mortgage loans at fair value	(43,694)	63,054	22,584	35,102	77,046
Intercompany purchases of assets under agreements to resell	—	—	(53,341)	53,341	—
Intercompany sales of assets purchased under agreements to resell	—	—	47,108	(47,108)	—
Purchases of short-term investments	(22,152)	—	(10,973)	—	(33,125)
Repayments of mortgage-backed and U.S. Treasury Securities	—	—	61,086	—	61,086
Purchases and sales of MSRs	—	(23)	(6)	—	(29)
Other investment activities	—	400	4,140	—	4,540

Cash flows from investing activities	(65,846)	63,431	70,598	41,335	109,518
Cash flows from financing activities:
Sales of securities under agreements to repurchase	—	—	291,914	—	291,914
Repurchases of securities sold under agreements to repurchase	—	—	(354,339)	—	(354,339)
Proceeds from sale of assets under agreements to repurchase	—	1,724,841	7,136	—	1,731,977
Repayments of assets under agreements to repurchase	—	(1,826,462)	(28,708)	—	(1,855,170)
Proceeds from borrowings with affiliated entities	—	103,794	(50,453)	(53,341)	—
Repayment of borrowings with affiliated entities	—	(106,153)	50,453	55,700	—
Issuance of stock	45,690	—	—	—	45,690
Dividends paid	(15,692)	—	(15,693)	15,693	(15,692)
Change in intercompany advances	—	—	—	—	—
Cash investment from parent	—	43,696	—	(43,696)	—

Cash flows from financing activities	29,998	(60,284)	(99,690)	(25,644)	(155,620)
Net change in cash and cash equivalents	—	2,584	(768)	—	1,816
Cash at beginning of period	—	12,833	1,756	—	14,589

Cash at end of period	$—	$15,417	$988	$—	$16,405

Note 31—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On April 19, 2013, PCM committed to acquire on the Company’s behalf mortgage loans with purchase prices totaling approximately $294.1 million. The transaction will be recorded as mortgage loans under forward purchase agreements. The pending transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	On April 23, 2013, the Company’s board of trustees declared a cash dividend of $0.57 per share payable on May 31, 2013 to holders of record of the Company’s common shares as of May 16, 2013.

•

On April 30, 2013, PMC issued in a private offering $250 million aggregate principal amount of its Exchangeable Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 5.375% per year, payable semiannually, and the Notes have an approximate 25% conversion premium to the Company’s common share price on the date of the pricing. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms prior to such date.

The Notes were offered only to qualified institutional buyers (as defined in the Securities Act of 1933, as amended (the “Securities Act”)) pursuant to Rule 144A under the Securities Act.

The Notes are fully and unconditionally guaranteed by the Company and exchangeable for the Company’s common shares at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The net proceeds from the offering are intended to be used to fund the business and investment activities of the Company, which may include the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of its correspondent lending business, including the purchase of jumbo loans; the repayment of other indebtedness; and for general corporate purposes.

•

On May 8, 2013, the Company, through two of its wholly-owned subsidiaries, PMC and PMITH, entered into an amendment to its amended and restated master repurchase agreement, dated as of August 25, 2011, by and among Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) and PMC, PMITH and the Company (the “NPL Facility”).

Under the terms of the amendment to the NPL Facility, the Company modified certain of its financial covenants, which now include maintaining the following: (i) a minimum tangible net worth of $860 million at the Company, $250 million at PMITH and $150 million at PMC, (ii) unrestricted cash and cash equivalents, on a consolidated basis, in minimum amounts of $40 million at the Company, $10 million at each of PMITH and PMC, and $25 million at PMITH and PMC in the aggregate, (iii) a maximum ratio of total liabilities to tangible net worth of less than 5:1 at each of the Company and PMITH and 10:1 at PMC; and (iv) profitability at each of PMITH and PMC for at least one (1) of the previous two (2) consecutive fiscal quarters, as of the end of each fiscal quarter.

•

On May 8, 2013, the Company, through its wholly-owned subsidiary, the Operating Partnership, entered into an amendment to its master repurchase agreement, dated September 28, 2012, by and among CSFB and the Operating Partnership and the Company (the “Re-warehouse Facility”).

Under the terms of the amendment to the Re-warehouse Facility, the Company modified certain of its financial covenants, which now include maintaining the following: (i) a minimum tangible net worth of $860 million at the Company and $700 million at the Operating Partnership, (ii) unrestricted cash and cash equivalents, on a consolidated basis, in minimum amounts of $40 million at each of the Company and the Operating Partnership, (iii) a maximum ratio of total liabilities to tangible net worth of less than 5:1 at each of the Company and the Operating Partnership; and (iv) profitability at the Operating Partnership for at least one (1) of the previous two (2) consecutive fiscal quarters, as of the end of each fiscal quarter.

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

During the quarter ended March 31, 2013, we purchased loans with fair values totaling $8.8 billion, in furtherance of our correspondent lending business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development’s Federal Housing Administration (“FHA”) or insured or guaranteed by the Veterans Administration, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and servicer. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $1.0 million and $244 thousand relating to $3.5 billion and $838.1 million of fair value loans we sold to PLS for the quarters ended March 31, 2013 and 2012, respectively.

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup, Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter ended March 31, 2013, we acquired distressed mortgage loans with fair values totaling $200.3 million and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $93.4 million.

We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation, including:

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

•	To the extent that we transfer correspondent lending loans into private label securitizations in the future, we may retain a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed securities.

We are externally managed by PCM, an investment adviser that specializes in and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS, an affiliate of PCM.

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

Observations on Current Market Opportunities

The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the first quarter of 2013, real U.S. gross domestic product expanded at an annual rate of 2.5% compared to a revised 2.0% and 0.4% annual rates for the first and fourth quarters of 2012, respectively. Modest economic growth and pressure on state and federal government spending continued to affect unemployment rates during the first quarter of 2013. The national unemployment rate was 7.6% at March 31, 2013 and compares to a revised seasonally adjusted rate of 8.2% at March 31, 2012 and 7.8% at December 31, 2012. Declining unemployment is partially reflective of a declining workforce labor participation rate. Delinquency rates on single family residential mortgage loans linger at historically high rates. As reported by the Federal Reserve, during the fourth quarter of 2012, charge-off and delinquency rates on loans and leases at commercial banks were 10.07%, an improvement from 10.30% during the first quarter of 2012.

Residential real estate activity appears to be modestly improving. The seasonally adjusted annual rate of existing home sales for March 2013 was 10.3% higher than for March 2012 and the national median existing home price for all housing types was $184,300, an 11.8% increase from March 2012. On a national level, foreclosure filings during the first quarter of 2013 decreased 12% as compared to the fourth quarter of 2012 and 23% as compared to the first quarter of 2012, representing the ninth consecutive quarter with an annual decrease in foreclosure activity. A previously expected increase in foreclosure activity at the national level as lenders resolve their operational issues relating to the foreclosure of delinquent loans has not yet materialized; however it is anticipated that foreclosure activity within select markets may increase during the remainder of 2013 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 3.57% to a low of 3.41% during the first quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first quarter of 2012, interest rates for the thirty-year fixed rate mortgage ranged from a high of 3.95% to a low of 3.89%.

Total mortgage originations in the first quarter of 2013 were approximately $500 billion, an increase of 19.0% compared to originations of $420 billion during the first quarter of 2012, and a decrease of 4.8% compared to originations of $525 billion during the fourth quarter of 2012 (Source: Inside Mortgage Finance).

The potential market opportunity in non-agency jumbo is significant. First quarter prime jumbo MBS issuance surpassed the total for all of 2012. Investor appetite is growing for non-agency MBS and borrower demand is growing as low rates and improving home values drove increased origination activity. We believe that the Federal Housing Finance Agency (“FHFA”) will execute upon its stated goal to reduce the role of Fannie Mae and Freddie Mac in mortgage finance, and part of that goal will be to reduce agency conforming limits to pre-crisis levels. This would open a significant portion of the jumbo market to non agency securitization and move the market one step closer to normalization. During the quarter ended March 31, 2013, we acquired approximately $8.1 million in unpaid principal balance jumbo loans compared to $10.8 million in unpaid principal balance during all of 2012.

The Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the first quarter of 2013, our Manager reviewed 27 mortgage loan pools with unpaid principal balances totaling approximately $5.7 billion. This compares to our Manager’s review of 25 mortgage loan pools with unpaid principal balances totaling approximately $4.9 billion during the first quarter of 2012. We acquired distressed mortgage loans with fair values totaling $200.3 million during the quarter ended March 31, 2013; there were no distressed mortgage loan acquisitions during the quarter ended March 31, 2012.

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands, except per share amounts)
Net investment income	$119,052	$46,649
Pre-tax income by segment:
Correspondent lending	$8,880	$10,301
Investment	50,339	14,274

	$59,219	$24,575
Net income	$53,296	$19,058
Earnings per share:
Basic	$0.90	$0.65
Diluted	$0.90	$0.65
Dividends per share:
Declared	$0.57	$0.55
Paid	$0.57	$0.55
Investment activities:
Correspondent lending:
Purchases of mortgage loans for sale	$8,849,152	$1,858,147
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$5,134,736	$1,353,172
Sales of government-insured and guaranteed loans to PLS	3,548,397	577,852

	$8,683,133	$1,931,024
MSRs	$56,216	$12,929
Distressed mortgage loans and REO:
Purchases	$200,473	$339
Cash proceeds from sales and repayments	$93,445	$68,446
MBS:
Purchases	$—	$112,383
Cash proceeds from repayment and sales	$—	$11,086

Share prices during the period:
High	$28.73	$18.92
Low	$24.17	$16.75
At period end	$25.89	$18.67
At period end:
Total assets	$2,927,160	$1,378,020
Book value per share	$20.72	$19.21

During the quarter ended March 31, 2013, we recorded net income of $53.3 million, or $0.90 per diluted share. Our net income for the quarter reflects net gains on our investments in financial instruments totaling $93.3 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $55.6 million of valuation gains on mortgage loans excluding mortgage loans acquired for sale, supplemented by $16.9 million of interest income. During the quarter ended March 31, 2013, we purchased $8.8 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $29.3 million. At March 31, 2013, we held mortgage loans acquired for sale with fair values totaling $1.1 billion.

During the quarter ended March 31, 2012, we recorded net income of $19.1 million, or $0.65 per diluted share. Our net income for the quarter reflected net gains on our investments in financial instruments totaling $24.9 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $6.7 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $16.4 million of interest income. During the first quarter of 2012, we purchased $1.9 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $13.4 million. At March 31, 2012, we held mortgage loans acquired for sale with fair values totaling $155.3 million.

Our net income increased during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 due to growth in our investment activities segment. During the quarter ended March 31, 2013, we sold $8.6 billion in fair value of mortgage loans and issued $4.2 billion of IRLCs, an increase of $6.8 billion or 350% and $1.8 billion or 75%, respectively, from the quarter ended March 31, 2012. As a result of these increases, our gain on mortgage loans acquired for sale increased $15.9 million or 119%. In our investment activities, our average investment portfolio was approximately $1.2 billion during the quarter ended March 31, 2013, an increase of $340.4 million or 40% from the quarter ended March 31, 2012. We recognized interest income and net gains (losses) from investments totaling approximately $15.0 and $64.0 million during the quarter ended March 2013, increases of $1.8 million or 13% and $52.5 million or 457%, respectively, from the quarter ended March 31, 2012.

Net Investment Income

During the quarter ended March 31, 2013, we recorded net investment income of $119.1 million, comprised primarily of net gains on investments in financial instruments of $93.3 million supplemented by $16.9 million of interest income, $5.5 million of loan origination fees and $6.7 million of net loan servicing fees, partially offset by $3.3 million from results of REO. This compares to net investment income of $46.6 million in the quarter ended March 31, 2012, comprised primarily of net gains on investments in financial instruments of $24.9 million supplemented by $16.4 million of interest income and $3.7 million from results of REO.

The growth in net investment income reflects the growth in the distressed loan portfolio and correspondent lending activities.

Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended March 31, 2013
	Net gain	Interest income/expense			Total revenue/ expense		Annualized interest yield/cost %
		Coupon	Discount/ fees (1)	Total interest		Average balance
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$29,279	$1,849	$—	$1,849	$31,128	$831,511	0.89%
Investment activities:
Short-term investments	—	31	—	31	31	63,896	0.20%
Mortgage loans at fair value	63,980	14,971	—	14,971	78,951	1,135,248	5.27%

Total investment activities	63,980	15,002	—	15,002	78,982	1,199,144	5.00%

Other interest	—	24	—	24	24	—

	$93,259	$16,875	$—	$16,875	$110,134	$2,030,655	3.32%

Liabilities:
Assets sold under agreements to repurchase:
Mortgage loans at fair value	$—	$3,794	$563	$4,357	$4,357	$442,151	3.94%
Mortgage loans acquired for sale at fair value	—	4,452	1,598	6,050	6,050	774,417	3.12%
Real estate acquired in settlement of loans	—	55	125	180	180	5,198	13.83%
Note payable secured by warehouse notes receivable	—	—	125	125	125	—	—

Interest bearing liabilities	—	8,301	2,411	10,712	10,712	1,221,766	3.51%

Other interest—servicing related	—	524	—	524	524	—

	$—	$8,825	$2,411	$11,236	$11,236	$1,221,766	3.68%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Quarter ended March 31, 2012
	Net gain (loss) on investments	Interest income/expense			Total revenue/ expense	Average balance	Annualized interest yield/cost %
		Coupon	Discount/ fees (1)	Total
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$13,370	$2,791	$—	$2,791	$16,161	$191,522	5.77%
Investment activities:
Short -term investments	—	9	—	9	9	37,541	0.10%
United States Treasury security	—	—	—	—	—	9,890	0.00%
Mortgage-backed securities:
Fannie Mae 30-year fixed	(6)	—	—	—	(6)	2,470	0.00%
Non-Agency subprime	246	95	283	378	624	57,947	2.58%
Non-Agency Alt-A	27	111	43	154	181	7,667	7.97%
Non-Agency prime jumbo	90	33	9	42	132	5,134	3.27%

Total mortgage-backed securities	357	239	335	574	931	73,218	3.10%

Mortgage loans at fair value	4,431	12,527	—	12,527	16,958	621,441	7.97%
Under forward purchase agreements at fair value	6,700	502	—	502	7,202	116,613	1.70%

Total investment activities	11,488	13,277	335	13,612	25,100	858,703	6.27%

Other interest	—	22	—	22	22	—

	$24,858	$16,090	$335	$16,425	$41,283	$1,050,225	6.19%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$157	$—	$157	$157	$69,030	0.90%
Mortgage loans at fair value	—	2,939	199	3,138	3,138	285,817	4.34%
Mortgage loans acquired for sale at fair value	—	947	417	1,364	1,364	177,864	3.03%
Real estate acquired in settlement of loans	—	262	125	387	387	24,589	6.22%
Note payable secured by mortgage loans at fair value	—	121	(8)	113	113	6,869	6.47%
Borrowings under forward purchase agreements	—	1,515	—	1,515	1,515	146,512	4.09%

Interest bearing liabilities	$—	$5,941	$733	$6,674	$6,674	$710,681	3.71%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

Correspondent Lending

Net Gain on Mortgage Loans Acquired for Sale

During the quarter ended March 31, 2013, we recorded a net gain of $29.3 million on mortgage loans acquired for sale which included approximately $56.2 million in fair value of MSRs received as part of the proceeds from our correspondent lending loan sales. During the quarter ended March 31, 2012, we recorded a net gain of $13.4 million on mortgage loans acquired for sale, which included $12.9 million of MSRs received as part of the proceeds from our correspondent lending sales.

Our gains on mortgage loans acquired for sale are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Cash gain (loss):
Sales proceeds	$(27,247)	$548
Hedging activities	13,614	(803)

	(13,633)	(255)
Non cash gain:
Change in fair value of IRLCs	(8,426)	(1,464)
Receipt of MSRs in loan sale transactions	56,216	12,929
Provision for losses relating to representations and warranties provided in loan sales	(1,790)	(426)
Change in fair value relating to loans and hedging derivatives held at year-end:
Mortgage loans	(2,422)	1,181
Hedging derivatives	(666)	1,405

	(3,088)	2,586

	$29,279	$13,370

Increase (decrease) in gain on mortgage loans acquired for sale due to:
Change in pipeline fair value	$(6,962)	$(1,464)
Volume of loans sold	32,379	14,800
Gain margin	(9,508)	(49)

Total change	$15,909	$13,287

Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs and we recognize a liability for losses potential relating to representations and warranties created in the loan sales transactions.

The change in our cash gain on sale from the quarter ended March 31, 2012 to the quarter ended March 31, 2013 reflects the differing market environments prevailing during the respective periods. During the quarter ended March 31, 2012, mortgage interest rates were generally decreasing, resulting in larger cash gains; during the quarter ended March 31, 2013, mortgage interest rates were generally increasing, resulting in reduced cash gains. As well, during the quarter ended March 31, 2013, pricing margins were compressed as compared to the quarter ended March 31, 2012, due to increasing competition in the market for mortgage loans.

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans. As discussed in Net loan servicing fees, below, how much of the MSR we realize in cash relies on how our initial estimates of the future cash flows accruing to the MSRs are realized. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Pricing spread (1)	5.4% – 14.4%	7.5% – 14.4%	7.5% – 14.5%	7.5% – 14.5%
	(7.0%)	(8.5%)	(7.5%)	(8.3%)
Life (in years)	2.7 – 6.9	2.8 – 6.8	2.8 – 7.0	2.8 – 7.0
	(6.4)	(6.1)	(6.5)	(5.8)
Annual total prepayment speed (2)	8.5% – 22.7%	10.4% – 27.0%	6.7% – 27.4%	7.9% – 27.4%
	(9.1%)	(14.4%)	(7.9%)	(13.1%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140
	($68)	($68)	($69)	($89)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse to correspondent lenders that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that originator.

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

Following is a summary of our Recourse liability in the consolidated balance sheets:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Balance, beginning of period	$4,441	$205
Provisions for losses	1,790	426
Incurred losses	—	—

Balance, end of period	$6,231	$631

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$648	$—
Incurred losses on repurchased loans	$—	$—
At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$—	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$—	$—

During the quarter ended March 31, 2013, we repurchased mortgage loans with unpaid balances totaling $648,000 and incurred no losses relating to such repurchases. However, as the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. In addition, as economic fundamentals change and as investor and Agency evaluation of their loss mitigation strategies, including claims under representations and warranties change, the level of repurchase activity and ensuing losses will change and such changes may be material to us.

The level of the recourse liability is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Our hedging activities relating to correspondent lending primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS. We hedged the interest rate fluctuations on indebtedness incurred to acquire our investment in Agency MBS using interest rate swaption agreements.

Following is a summary of the notional activity in our hedging derivatives for the periods presented:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2013
MBS put options	495,000	1,480,000	(1,750,000)	225,000
MBS call options	—	900,000	(550,000)	350,000
Forward purchase contracts	2,206,539	12,442,344	(12,757,923)	1,890,960
Forward sales contracts	4,266,983	17,850,273	(18,893,066)	3,224,190

Investment Activities

Net Gain (Loss) on Investments

During the quarter ended March 31, 2013, we recognized net gains on mortgage loans at fair value totaling $64.0 million. This compares to gains on mortgage loans at fair value and MBS of $11.5 million for the quarter ended March 31, 2012. The increase for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 is primarily due to valuation gains in our portfolio of mortgage loans, reflecting continuing improvements in actual and expected performance in the residential real estate market. This appreciation was compounded by growth in our average investment in mortgage loans at fair value. The average portfolio balance of mortgage loans at fair value (including mortgage loans under forward purchase agreements) increased $397.2 million or 54% during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Valuation changes:
Performing loans	$22,984	$1,712
Nonperforming loans	32,632	4,572

	55,616	6,284
Payoffs	8,364	4,847

	$63,980	$11,131

The net gains on mortgage loans arising from valuation changes were due to improvements in observed market demand for performing and re-performing distressed loans, changes in the value of loans as the loans moved through the resolution process and continuing improvement in actual and expected performance in the residential real estate market.

During the quarters ended March 31, 2013 and 2012, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended March 31,
	2013	2012
	(dollar amounts in thousands)
Number of loans	293	185
Unpaid principal balance	$80,642	$62,061
Gain recognized at payoff	$8,364	$4,847

The increase in gains recognized at payoff for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 was due to the higher level of payoff activity due to a larger portfolio for the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012.

The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended March 31
	2013		2012
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollar amounts in thousands)
Rate reduction	123	$26,905	185	$48,913
Term extension	111	22,580	93	24,432
Capitalization of interest and fees	218	46,185	267	66,055
Principal forbearance	49	8,931	36	10,839
Principal reduction	74	20,341	138	34,049
Total	218	46,185	267	66,055

(1)	Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

	Quarter ended March 31,
	2013		2012
Category	Before Modification	After Modification	Before Modification	After Modification
	(Dollar amounts in thousands)
Loan balance	$212	$197	$247	$226
Remaining term (months)	313	442	310	365
Interest rate	5.99%	5.08%	6.67%	3.90%
Forbeared principal	$—	$6	$—	$8

During the quarter ended March 31, 2012, we recognized a net valuation gain on MBS totaling $357,000. We sold our portfolio of MBS during the quarter ended September 30, 2012 and have not reinvested in such assets through March 31, 2013.

Interest Income

The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended March 31, 2013 vs. Quarter ended March 31, 2012
	Increase (decrease) due to changes in
	Rate	Volume	Total change
		(in thousands)
Short-term investments	$13	$9	$22
Mortgage-backed securities:
Non-Agency subprime	—	(378)	(378)
Non-Agency Alt-A	—	(154)	(154)
Non-Agency prime jumbo	—	(42)	(42)

Total mortgage-backed securities	—	(574)	(574)

Mortgage loans at fair value	(5,308)	7,752	2,444
Mortgage loans under forward purchase agreements at fair value	—	(502)	(502)

Total investment activities	$(5,295)	$6,685	$1,390

In the quarter ended March 31, 2013, we earned interest income of $15.0 million compared to $13.6 million for the quarter ended March 31, 2012.

We earned interest income of $574,000 on our portfolio of MBS during the quarter ended March 31, 2012. As noted above, we sold this portfolio during the quarter ended September 30, 2012 and therefore had no income relating to such securities during the quarter ended March 31, 2013.

In the quarter ended March 31, 2013, we recognized interest income on mortgage loans at fair value of $15.0 million, which compares to $13.0 million (including interest earned on mortgage loans under forward purchase agreements) in the quarter ended March 31, 2012. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $340.4 million or 40% for the quarter ended March 31, 2013 when compared to the same period in 2012. During the quarter ended March 31, 2013, we recognized annualized interest of 5.00 % on our portfolio of mortgage loans at fair value as measured by the portfolio’s average fair value. This compares to 6.27% for the quarter ended March 31, 2012. The decrease in yield during the quarter ended March 31, 2013 as compared to the same period in 2012 is due primarily to the large number of modifications we made in which we recovered delinquent interest during 2012 as compared to the quarter ended March 31, 2013, and the decrease in the weighted average coupon of performing mortgage loans. At March 31, 2013, our investment in performing mortgage loans had a weighted average coupon of 4.10% compared to 4.27% at March 31, 2012.

At March 31, 2013, approximately 67% of the fair value of our portfolio of mortgage loans was nonperforming, which compares to 68% at March 31, 2012. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers’ defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At March 31, 2013, we held $918.9 million in fair value of nonperforming loans and $84.5 million in carrying value of REO.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2013, we recorded net losses of $3.3 million in Results of real estate acquired in settlement of loans as compared to net gains totaling $3.7 million, respectively, for the quarter ended March 31, 2012.

Results of REO are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Valuation adjustments, net	$(6,089)	$(2,935)
Gain on sale, net	2,836	6,652

	(3,253)	3,717

The shift in results of REO from a gain during the quarter ended March 31, 2012 to a loss during the quarter ended March 31, 2013 was primarily due to recognition of large valuation losses on several properties in the Company’s portfolio during the quarter ended March 31, 2013, along with the effect on gain on sale of REO related to enhancements in the measurement of fair value of mortgage loans immediately before transfer to REO, which has resulted in larger valuation gains on mortgage loans at fair value immediately before the transfer to REO. These gains were partially offset by more exposure to valuation adjustments during the period we hold the respective properties and to reduced gains on sale when we ultimately sell the properties.

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

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Servicing fees (1)	$11,104	$652
MSR recapture fee from affiliate	133	—
Effect of MSRs:
Amortization	(4,970)	(248)
Impairment reversal (provision) of MSRs carried at lower of amortized cost or fair value	2,486	(106)
Change in fair value of MSRs carried at fair value	(67)	(101)
Losses on hedging derivatives	(1,988)	—

	(4,539)	(455)

Net loan servicing fees	$6,698	$197

(1)	Includes contractually specified servicing and ancillary fees.

Our servicing fees increased $10.5 million during the quarter ended March 31, 2013 compared to the quarter ended March 31, 2012 due to the growth in our mortgage loan servicing portfolio. Correspondent lending activity—presently the primary source of our mortgage loan servicing portfolio—began to increase in the fourth quarter of 2011. As a result, our mortgage loan servicing portfolio during the quarter ended March 31, 2012 was much smaller than during the quarter ended March 31, 2013.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. We recognized approximately $133,000 of such income during the quarter ended March 31, 2013.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net loan servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income. The fair value of MSRs is difficult to determine because MSRs are not actively traded in standalone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income.

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

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

Basis of Accounting	March 31, 2013	December 31, 2012
	(in thousands)
Fair value	$1,305	$1,346

Lower of amortized cost or fair value:
Amortized cost	$184,197	$132,977
Valuation allowance	(5,061)	(7,547)

Carrying value	$179,136	$125,430

Fair value	$186,209	$129,995

Total MSR:
Carrying value	$180,441	$126,776

Fair value	$187,514	$131,341

Unpaid balance of mortgage loans underlying MSRs	$16,642,130	$12,168,740

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions as of the dates presented are as follows:

	March 31, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(unpaid principal balance and effect on value amounts in thousands)
Unpaid principal balance of underlying loans	$16,479,081	$163,049	$11,986,957	$181,783
Pricing spread (1)	5.4% – 19.0%	8.6% – 14.5%	7.5% – 16.5%	7.5% – 16.5%
	(6.8%)	(9.0%)	(7.5%)	(7.8%)
Effect on value of 5% adverse change	$(3,056)	$(19)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(6,020)	$(38)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(11,686)	$(73)	$(7,845)	$(78)

Average life (in years)	1.8 – 6.9	1.5 – 6.8	1.7 – 6.8	1.4 – 6.7
	(6.4)	(6.2)	(6.3)	(5.8)
Prepayment speed (2)	8.6% – 45.9%	10.4% – 50.9%	8.6% – 47.8%	11.4% – 65.9%
	(9.5%)	(15.1%)	(10.2%)	(18.0%)
Effect on value of 5% adverse change	$(4,214)	$(43)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(8,275)	$(83)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(15,966)	$(159)	$(11,436)	$(190)

Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	$68	$73	$68	$74
Effect on value of 5% adverse change	$(885)	$(9)	$(778)	$(12)
Effect on value of 10% adverse change	$(1,769)	$(19)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(3,538)	$(37)	$(3,112)	$(48)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using life total CPR.

Significant changes to any of the key assumptions shown above in isolation could result in a significant change in the MSR fair value measurement. Changes in these key assumptions are not necessarily directly related. The preceding sensitivity analyses are limited in that they were performed as of a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes in the variables in relation to other variables; are subject to the accuracy of various models and inputs used; and do not take into account other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by the Manager to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Expenses

Our expenses are summarized below for the periods presented:

	Quarter ended March, 31
	2013	2012
	(in thousands)
Loan fulfillment fees	$28,136	$6,124
Interest	11,236	6,674
Loan servicing	8,090	4,938
Management fees	6,492	1,804
Compensation	2,089	1,301
Professional services	2,384	442
Other	4,690	791

	$63,117	$22,074

Increased expenses during the quarter ended March 31, 2013 compared to the same period in 2012 were primarily a result of the growth in the Company’s investment portfolio, the use of borrowings to finance that growth and the substantial growth in our correspondent lending activities.

Loan fulfillment fees payable to an affiliate represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased. The increase of $22.0 million in the fees during the quarter ended March 31, 2013 compared to the same periods in 2012 is due to the substantial growth in the volume of Agency-eligible and jumbo mortgage loans we purchase in our correspondent lending activities.

The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	Quarter ended March 31, 2013 vs. Quarter ended March 31, 2012
	Increase (decrease)
	due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets sold under agreements to repurchase:
Securities	$—	$(157)	$(157)
Mortgage loans acquired for sale at fair value	(320)	1,539	1,219
Mortgage loans at fair value	42	4,644	4,686
Real estate acquired in settlement of loans	245	(452)	(207)
Note payable secured by mortgage loans at fair value	—	125	125
Note payable secured by warehouse notes receivable	—	(113)	(113)
Borrowings under forward purchase agreements	—	(1,515)	(1,515)

Interest bearing liabilities	(33)	4,071	4,038

Other interest—servicing related	—	524	524

	$(33)	(4,595)	$4,562

During the quarter ended March 31, 2013, we incurred interest expense totaling $11.2 million as compared to $6.7 million during the quarter ended March 31, 2012. Our interest cost was 3.51% for the quarter ended March 31, 2013 as compared to 3.71% for the quarter ended March 31, 2012. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet throughout 2012 and 2013, partially offset by declining interest rates from 2012 to 2013 and a shift in borrowings toward financing more liquid assets which are financeable with lower borrowing rates.

Loan servicing expenses grew from $4.9 million in the quarter ended March 31, 2012 to $8.1 million in the quarter ended March 31, 2013 as our average investment in mortgage loans increased by 112% from the quarter ended March 31, 2012. Included in loan servicing fees were activity-based fees of which the amount increased by $2.1 million, generally relating to the liquidation of loans.

Loan servicing expenses are summarized below for the periods presented:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Servicing fees
Base	$4,361	$3,028
Activity-based	3,381	1,299

	7,742	4,327
Collection expenses	348	611

	$8,090	$4,938

Management fees increased by $4.7 million compared to the same period in 2012, primarily due to the increase in the base management fee, which increased due to the increase in shareholders’ equity, and the incentive fee. This was the first quarter the incentive fee was earned by our Manager and is linked to the Company’s profitability.

Compensation expense increased due to the effect on 2012 stock-based compensation expense of restricted share units granted during the second quarter of 2012 to our officers and trustees as well as certain employees of PCM and its affiliates.

Professional services expense increased during the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012 due to the heightened level of mortgage investment acquisition activity which requires support in the form of due diligence and legal consultations.

Other expense items increased commensurately with increased business activity and asset growth.

Income Taxes

We had elected to treat two of our subsidiaries as TRSs. In the quarter ended September 30, 2012, we revoked the election to treat our wholly owned subsidiary that is the sole general partner of our Operating Partnership as a TRS. As a result, beginning September 1, 2012, only PMC is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT.

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

Below is a reconciliation of U.S. GAAP net income to estimated taxable income for the quarter ended March 31, 2013 and the allocation between the TRS and the REIT:

			Taxable income
Three months ending March 31, 2013	U.S. GAAP net income	GAAP/tax differences	Total	Taxable subsidiaries	REIT
	(in thousands)
Net gain on mortgage loans acquired for sale	$29,279	$(53,512)	$(24,233)	$(24,233)	$—
Net gain on investments	63,980	(24,339)	39,641	22,954	16,687
Interest income	16,875	619	17,494	6,804	10,690
Loan origination fees	5,473	—	5,473	5,473	—
Results of real estate acquired in settlement of loans	(3,253)	(503)	(3,756)	(1,135)	(2,621)
Net loan servicing fees	6,698	1,791	8,489	7,919	570
Other	—	200	200	(3,476)	3,676

Net investment income	119,052	(75,744)	43,308	14,306	29,002
Operating expense	63,117	21,196	84,313	55,489	28,824

Income before provision for income taxes	55,935	(96,940)	(41,005)	(41,183)	178
Provision for income taxes	2,639	(15,853)	(13,214)	(13,298)	84

Net income	$53,296	$(81,087)	$(27,791)	$(27,885)	$94

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31, 2013	December 31, 2012
	(in thousands)
Assets
Cash	$19,376	$33,756
Investments:
Short-term investments	45,024	39,017
Mortgage loans acquired for sale at fair value	1,123,348	975,184
Mortgage loans at fair value	1,366,922	1,189,971
Real estate acquired in settlement of loans	84,486	88,078
Mortgage servicing rights	180,441	126,776

	2,800,221	2,419,026
Other assets	107,563	106,881

Total assets	$2,927,160	$2,559,663

Liabilities
Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	$1,035,486	$894,906
Mortgage loans at fair value	576,018	353,805
Real estate acquired in settlement of loans	3,546	7,391

	1,615,050	1,256,102
Other liabilities	89,681	102,225

Total liabilities	1,704,731	1,358,327

Shareholders’ equity	1,222,429	1,201,336

Total liabilities and shareholders’ equity	$2,927,160	$2,559,663

Total assets increased by approximately $367.5 million or 14% during the period from December 31, 2012 through March 31, 2013. Growth in total assets reflects growth of investments totaling $381.2 million or 16% from December 31, 2012. We financed our asset growth through additional borrowings of $358.9 million or 29% compared to December 31, 2012. We made net mortgage loan investments (excluding the purchase of correspondent lending loans) of $177.0 million or an increase of 15% compared to December 31, 2012. The increase is related to purchases of $200.5 million and fair valuation changes of $64.0 million partially offset by repayments of $61.4 million during the period the valuation changes resulted from a continuing stabilization in home prices and fair value appreciation of the loans as they progress toward their ultimate resolution. Through our correspondent lending activities, we also purchased newly-originated mortgage loans totaling $8.8 billion. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Lending

Following is a summary of our correspondent lending acquisitions:

	Quarter ended March 31,
	2013	2012
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$4,904,554	$1,019,739
Government insured or guaranteed	3,936,443	833,104
Jumbo	8,155	5,304

	$8,849,152	$1,858,147

Fair value of correspondent lending loans in inventory at period-end	$1,123,348	$975,184

During the quarter ended March 31, 2013, we purchased for sale $8.8 billion in fair value of correspondent lending loans compared to $1.9 billion in fair value of correspondent lending loans during the quarter ended March 31, 2012. The increase is a result of our growing correspondent seller network relationships as well as the refinance activity due to the low interest rate environment. Our ability to continue the expansion of our correspondent lending business is subject to our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent lending acquisitions as shown in the preceding table:

	Quarter ended March 31,
	2013	2012
	(in thousands)
MBS	$—	$112,383
Distressed mortgage loans (1) (2)
Performing	13,161	—
Nonperforming	187,137	—

	200,298	—
REO	—	53
MSRs	—	29

	$200,298	$112,465

(1)	Performance status as of the date of acquisition.
(2)	All of our distressed asset purchases during the quarter ended March 31, 2013 were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisition during the quarters ended March 31, 2013 and 2012 were financed primarily through the use of borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	March 31, 2013		December 31, 2012
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$448,054	$650,458	$404,016	$608,833
Nonperforming loans	918,868	1,342,496	785,955	1,179,737

	$1,366,922	$1,992,954	$1,189,971	$1,788,570

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, our asset disposition strategies with respect to individual loans, the costs and expenses we incur in the disposition process, changes in borrower performance and the underlying collateral values.

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$226,329	51%	5.00%	$561,911	61%	6.10%	$201,212	50%	5.01%	$463,657	59%	6.23%
Adjustable Rate/Hybrid	143,239	32%	3.84%	348,790	38%	5.80%	134,196	33%	3.91%	315,905	40%	5.97%
Interest rate step-up	78,343	17%	2.16%	7,064	1%	2.44%	68,475	17%	2.18%	5,969	1%	2.26%
Balloon	143	0%	2.00%	1,103	0%	6.65%	133	0%	2.00%	424	0%	8.12%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$447,788	100%	4.09%	$918,851	100%	5.95%	$403,870	100%	4.12%	$785,846	100%	6.09%
2nd lien	266	0%	6.15%	17	0%	10.88%	146	0%	6.80%	109	0%	10.90%
Unsecured	—	0%	0.41%	—	0%	0.01%	—	0%	0.00%	—	0%	0.00%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$383,976	86%	4.06%	$665,210	72%	5.85%	$346,301	86%	4.07%	$563,058	72%	6.00%
Investment property	$57,563	13%	4.40%	$252,603	28%	6.23%	50,801	12%	4.58%	222,138	28%	6.35%
Other	6,515	1%	3.98%	1,055	0%	3.99%	6,914	2%	3.94%	759	0%	4.94%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$199	0%	4.81%	$—	0%	0.00%	$99	0%	5.56%	$—	0%	5.20%
12 - 35 months	375	0%	2.98%	1,994	0%	4.20%	1,000	0%	2.85%	808	0%	4.97%
36 - 59 months	17,105	4%	4.38%	67,180	7%	6.33%	24,250	6%	4.41%	101,699	13%	6.22%
60 months or more	430,375	96%	4.09%	849,694	93%	5.93%	378,667	94%	4.11%	683,448	87%	6.09%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$105,023	23%	4.82%	$205,935	22%	6.35%	$94,928	24%	4.78%	$174,955	22%	6.50%
600-649	90,530	20%	4.42%	186,722	20%	6.16%	78,641	19%	4.47%	154,809	20%	6.27%
650-699	113,530	25%	3.81%	242,623	27%	5.93%	101,173	25%	3.91%	212,916	27%	6.07%
700-749	91,713	21%	3.51%	189,120	21%	5.53%	84,145	21%	3.57%	164,304	21%	5.72%
750 or greater	47,258	11%	3.64%	94,468	10%	5.58%	45,129	11%	3.66%	78,971	10%	5.73%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan- value (1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
		(dollars in thousands)						(dollars in thousands)
Less than 80%	$76,792	17%	5.08%	$94,370	10%	6.24%	$69,139	17%	5.14%	$85,294	11%	6.28%
80% - 99.99%	91,450	20%	4.64%	165,788	18%	6.11%	83,571	21%	4.74%	139,272	18%	6.21%
100% - 119.99%	110,546	25%	4.02%	196,831	22%	5.95%	95,313	23%	4.03%	171,569	22%	6.20%
120% or greater	169,266	38%	3.64%	461,879	50%	5.90%	155,993	39%	3.65%	389,820	49%	6.03%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
		(dollars in thousands)						(dollars in thousands)
California	$124,510	28%	3.34%	$134,098	15%	4.84%	$112,544	28%	3.45%	$106,667	13%	5.11%
Florida	25,079	6%	3.95%	133,844	14%	6.22%	21,834	5%	3.91%	124,557	16%	6.26%
New York	35,664	8%	3.87%	127,027	14%	6.38%	29,289	7%	3.74%	112,179	14%	6.49%
New Jersey	*	*	*	65,636	7%	6.01%	*	*	*	61,177	8%	6.07%
Other	262,801	58%	4.56%	458,263	50%	6.15%	240,349	60%	4.55%	381,375	49%	6.20%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

	March 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$353,920	79%	3.89%	$—	0%	0.00%	$313,852	78%	3.91%	$—	0%	0.00%
30 days delinquent	61,423	14%	4.67%	—	0%	0.00%	52,651	13%	4.75%	—	0%	0.00%
60 days delinquent	32,711	7%	5.02%	—	0%	0.00%	37,513	9%	4.96%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	465,130	51%	5.61%	—	0%	0.00%	326,073	41%	5.82%
In foreclosure	—	0%	0.00%	453,738	49%	6.33%	—	0%	0.00%	459,882	59%	6.31%

	$448,054	100%	4.10%	$918,868	100%	5.96%	$404,016	100%	4.13%	$785,955	100%	6.10%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets measured using “Level 3” inputs:

Financial statement item	Valuation technique	Key inputs (1)	Range (Weighted average)
			March 31, 2013	December 31, 2012
Mortgage loans at fair value	Discounted cash flow	Discount rate	8.3% –20.5%	8.8% – 20.7%
			(12.5%)	(13.1%)
		Twelve-month projected	2.1% – 5.6%	0.4% – 1.5%
		housing price index change	(3.6%)	(1.1%)
		Prepayment speed (1)	0.0% – 4.6%	0.4% – 4.4%
			(2.5%)	(2.2%)
		Total prepayment speed	0.6% –41.2%	5.9% – 31.2%
		(Life total CPR) (2)	(21.0%)	(20.6%)

(1)	Prepayment speed is measured using life voluntary CPR.
(2)	Total prepayment is measured using life total CPR.

We monitor and value our investments in pools of distressed mortgage loans either by acquisition date or by payment status of the loans. Most of the measures we use to value and monitor the loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level. The characteristics of the individual loans, such as loan size, loan-to-value ratio and current delinquency status, can vary widely within a pool.

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 13.1% at December 31, 2012 to 12.5% at March 31, 2013 as market participant expected returns for similar assets have decreased during the quarter.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 1.1% at December 31, 2012 to 3.6% at March 31, 2013 due to recent improvements observed in the residential housing sector increasing the expectation of positive home price appreciation.

The total prepayment speed of our mortgage loans at fair value portfolio increased from 20.6% at December 31, 2012 to 21.0% at March 31, 2013, primarily due to increase in mortgage loans moving from nonperforming to performing and an increase in mortgage loans moving towards resolution.

We believe that our current fair value estimates are representative of fair value at the reporting date. However, the market for distressed mortgage assets is illiquid with very few market participants. Furthermore, our business strategy is to enhance value during the period in which the loans are held. Therefore, any resulting appreciation or depreciation in the fair value of the loans is recorded during such holding period and ultimately realized at the end of the holding period.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	March 31, 2013		December 31, 2012
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$61,913	73%	$66,882	76%
Planned unit development	11,802	14%	9,971	11%
Condominium/Co-op	7,414	9%	7,375	9%
5+ dwelling units	3,357	4%	3,851	4%

	$84,486	100%	$88,079	100%

	March 31, 2013		December 31, 2012
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$22,445	27%	$26,650	30%
Florida	6,934	8%	8,549	10%
Illinois	6,532	8%	5,045	6%
Connecticut	4,085	5%	4,168	5%
Pennsylvania	3,582	4%	*	*
South Carolina	3,386	4%	*	*
Washington	*	*	2,861	3%
Other	37,522	44%	40,806	46%

	$84,486	100%	$88,079	100%

*	Not included in the states representing the largest balances as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended March 31, 2013 due to close proximity of current status to quarter-end)

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At Purchase	March 31, 2013	At Purchase	March 31, 2013	At Purchase	March 31, 2013	At Purchase	March 31, 2013
					(dollars in millions)
Unpaid principal balance	$290.3	$283.8	$357.2	$325.6	$402.5	$356.1	$—	$—
Pool factor*	1.00	0.98	1.00	0.91	1.00	0.88	—	—
Collection status:
Delinquency
Current	3.1%	5.8%	0.0%	4.3%	45.0%	49.3%	0.0%	0.0%
30 days	1.3%	2.0%	0.0%	0.2%	4.0%	5.8%	0.0%	0.0%
60 days	5.4%	2.8%	0.1%	0.4%	4.3%	2.5%	0.0%	0.0%
over 90 days	57.8%	52.7%	49.1%	44.8%	31.3%	21.1%	0.0%	0.0%
In foreclosure	32.4%	34.9%	50.8%	45.7%	15.3%	18.0%	0.0%	0.0%
REO	0.0%	1.8%	0.0%	4.7%	0.1%	3.3%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At Purchase	March 31, 2013	At Purchase	March 31, 2013	At Purchase	March 31, 2013	At Purchase	March 31, 2013
					(dollars in millions)
Unpaid principal balance	$49.0	$42.5	$542.6	$296.8	$259.8	$167.7	$515.1	$296.7
Pool factor *	1.00	0.87	1.00	0.55	1.00	0.65	1.00	0.58
Collection status:
Delinquency
Current	0.2%	24.1%	0.6%	13.0%	11.5%	34.4%	2.0%	27.1%
30 days	0.1%	3.5%	1.3%	3.1%	6.5%	4.8%	1.9%	5.6%
60 days	0.2%	2.1%	2.0%	1.7%	5.2%	2.8%	3.9%	1.7%
over 90 days	70.4%	28.8%	22.6%	20.2%	31.2%	18.8%	25.9%	15.9%
In foreclosure	29.0%	38.3%	73.0%	49.6%	43.9%	32.5%	66.3%	42.4%
REO	0.0%	3.2%	0.4%	12.3%	1.7%	6.8%	0.0%	7.4%

*	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net decrease in cash of $14.4 million during the three months ended March 31, 2013. The decrease was primarily due to cash used in our operating and investing activities exceeding cash provided through our financing activities. Cash used by operating activities totaled $225.1 million during the three months ended March 31, 2013, primarily due to our purchase of mortgage loans acquired for sale exceeding cash proceeds from our sales by $166.0 million. Cash provided by operating activities totaling $47.9 million during the three months ended March 31, 2012 was primarily the reduction of our inventory of mortgage loans acquired for sale. While our mortgage loan acquisition activity continued to increase during the quarter ended March 31, 2012, we realized the benefit of increased operational efficiency in the packaging and sale of the mortgage loans, thereby reducing the time we held the loans pending sale.

Net cash used by investing activities was $114.5 million for the three months ended March 31, 2013. This use of cash reflects the growth of our investment portfolio. We used cash to purchase mortgage loans with fair values of $200.5 million during the quarter ended March 31, 2013. Offsetting this use in cash were cash inflows from repayments of mortgage loans and sales of REO totaling $61.4 million and $32.0 million, respectively. During the three months ended March 31, 2012, cash provided by investing activities totaled $109.5 million due to the maturity of a $50.0 million United States Treasury security and proceeds of $68.4 million from certain investments.

Approximately 40% of our investments, comprised of non-correspondent lending mortgage loans, REO and MSRs, were nonperforming assets as of March 31, 2013. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the three months ended March 31, 2013, we transferred $31.7 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $61.4 million and $32.0 million, respectively.

Our investing activities include the purchase of long-term assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the net appreciation in value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, the cash associated with a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and sale of the property securing the loans, many months after we record the revenues.

The following table illustrates the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended March 31,
	2013			2012
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$57,348	$7,016	$8,364	$34,794	$4,056	$4,847
REO	32,024	(6,089)	2,836	33,564	(2,093)	5,810

	$89,372	$927	$11,200	$68,358	$1,963	$10,657

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized as of the date of sale or repayment of the respective asset.

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

Net cash provided by financing activities was $325.3 million for the three months ended March 31, 2013, during which we increased borrowings through repurchase agreements in order to finance growth in our inventory of mortgage loans acquired for sale, mortgage loans at fair value and recording of MSRs through our sale activity. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

We expect our primary sources of liquidity to be proceeds from or through earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We believe our current liquidity is sufficient to meet our short-term liquidity needs.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. We have made borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, and a note payable secured by mortgage loans at fair value. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or re-performing mortgage loans.

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

We use debt financing, primarily through the use of repurchase agreements and forward purchase agreements, as a means of extending our balance sheet capacity. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the three months ended March 31, 2013, the average balance outstanding under agreements to repurchase mortgage loans and REO totaled $1.2 billion, and the maximum daily amount outstanding under such agreements totaled $1.6 billion. The difference between the maximum and average daily amounts outstanding was due to the continuing growth of our investments in these assets. The total facility size of our borrowings was $2.7 billion at March 31, 2013.

As of March 31, 2013 and December 31, 2012, we financed our investments in mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase and forward purchase agreements as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Assets financed	$2,342,083	$1,944,973
Total assets in classes of assets financed	$2,574,756	$2,253,233
Borrowings	$1,615,050	$1,256,102
Percentage of invested assets pledged	91%	86%
Advance rate against pledged assets	69%	65%

The increase in the percentage of assets pledged and advance rate against pledged assets at March 31, 2013 was primarily due to financing of purchases of mortgage loans for investment and for our correspondent lending segment.

As discussed above, all of our borrowings have short-term maturities:

•

The transactions relating to mortgage loans under agreements to repurchase mature between May 23, 2013 and January 2, 2014 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•

The transactions relating to REO are secured financings that mature on June 5, 2013 and provide for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the REO.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants currently include the following:

•

profitability at each of the Company and two of our subsidiaries, the Operating Partnership and PennyMac Mortgage Investment Trust Holdings I, LLC (“PMITH”), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PMC, for the prior three (3) calendar quarters;

•

a minimum of $40 million in unrestricted cash and cash equivalents, among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among the Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMITH;

•

a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Operating Partnership of $700 million; a minimum tangible net worth for PMITH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for the Operating Partnership and PMITH;

•	a maximum ratio of indebtedness related to other than newly originated mortgage loans to tangible net worth, of less than 3:1 for PMC; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2013, all of our known on-balance sheet contractual obligations that relate to financing agreements mature within one year. As of March 31, 2013, we had on-balance sheet contractual obligations of $1.6 billion to finance assets under agreements to repurchase with maturities between May 23, 2013 and January 2, 2014. All agreements to repurchase that matured between March 31, 2013 and the date of this Report have been renewed, extended or repaid and are described in Note 15—Securities Sold Under Agreements to Repurchase at Fair Value, Note 16—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase and Note 17—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase in the accompanying consolidated financial statements.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of March 31, 2013:

Counterparty	Amount at risk (in thousands)
Citibank, N.A.	$511,146
Credit Suisse First Boston Mortgage Capital LLC.	180,931
Bank of America, N.A.	22,678
Morgan Stanley Bank, N.A.	7,233
Barclays Bank PLC	6,647

$728,635

Management Agreement. We are externally managed and advised by our Manager pursuant to a management agreement, which was amended and restated effective February 1, 2013. Our management agreement requires our Manager to oversee our business affairs in conformity with the investment policies that are approved and monitored by our Board. Our Manager is responsible for our day-to-day management and will perform such services and activities related to our assets and operations as may be appropriate.

Pursuant to our management agreement, our Manager collects a base management fee and may collect a performance incentive fee, both payable quarterly and in arrears. The term of our management agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base management fee is calculated at a defined annualized percentage of “shareholders’ equity.” Our “shareholders’ equity” is defined as the sum of the net proceeds from any issuances of our equity securities since our inception (weighted for the time outstanding during the measurement period); plus our retained earnings at the end of the quarter; less any amount that we pay for repurchases of our common shares (weighted for the time held during the measurement period); and excluding one-time events pursuant to changes in GAAP and certain other non-cash charges after discussions between our Manager and our independent trustees and approval by a majority of our independent trustees.

Pursuant to our management agreement, the base management fee is equal to the sum of (i) 1.5% per annum of shareholders’ equity up to $2 billion, (ii) 1.375% per annum of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per annum of shareholders’ equity in excess of $5 billion. The base management fee is paid in cash.

The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.” For the purpose of determining the amount of the performance incentive fee, “net income” is defined as net income or loss computed in accordance with GAAP and certain other non-cash charges determined after discussions between our Manager and our independent trustees and approval by a majority of our independent trustees. For this purpose, “equity” is the weighted average of the issue price per common share of all of our public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

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

The high watermark starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS Yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for our Manager to earn a performance incentive fee are adjusted cumulatively based on the performance of our net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The performance incentive fee may be paid in cash or in our common shares (subject to a limit of no more than 50% paid in common shares), at our option.

Under our management agreement, our Manager is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf. Our Manager may also be entitled to a termination fee under certain circumstances. Specifically, the termination fee is payable for (1) our termination of our management agreement without cause, (2) our Manager’s termination of our management agreement upon a default by us in the performance of any material term of the agreement that has continued uncured for a period of 30 days after receipt of written notice thereof or (3) our Manager’s termination of the agreement after the termination by us without cause (excluding a non-renewal) of our MBWS agreement, our MSR recapture agreement, or our servicing agreement (each as described and/or defined below). The termination fee is equal to three times the sum of (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) performance incentive fee, in each case earned by our Manager during the 24-month period before termination.

Our management agreement also provides that, prior to the undertaking by our Manager or its affiliates of any new investment opportunity or any other business opportunity requiring a source of capital with respect to which our Manager or its affiliates will earn a management, advisory, consulting or similar fee, our Manager shall present to us such new opportunity and the material terms on which our Manager proposes to provide services to us before pursuing such opportunity with third parties.

Servicing Agreement. We have entered into a servicing agreement with our Servicer pursuant to which our Servicer provides servicing for our portfolio of residential mortgage loans. The loan servicing provided by our Servicer includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. Our Servicer also engages in certain loan origination activities that include refinancing mortgage loans and financings that facilitate sales of real estate owned properties, or REOs. The term of our servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

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

The base servicing fees for loans subserviced by our Servicer on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on our behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate mortgage loans. To the extent that these loans become delinquent, our Servicer is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. Our Servicer is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees.

Except as otherwise provided in our MSR recapture agreement, when our Servicer effects a refinancing of a loan on our behalf and not through a third-party lender and the resulting loan is readily saleable, or our Servicer originates a loan to facilitate the disposition of the real estate acquired by us in settlement of a loan, our Servicer is entitled to receive from us market-based fees and compensation consistent with pricing and terms our Servicer offers unaffiliated third parties on a retail basis.

To the extent that our Servicer participates in HAMP (or other similar mortgage loan modification programs), our Servicer is entitled to retain any incentive payments made to it and to which it is entitled under HAMP, provided that, with respect to any incentive payments paid to our Servicer in connection with a mortgage loan modification for which we previously paid our Servicer a modification fee, our Servicer is required to reimburse us an amount equal to the incentive payments.

In addition, because we do not have any employees or infrastructure, our Servicer is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, our Servicer receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each other subserviced loan. Our Servicer is entitled to reimbursement for all customary, bona fide reasonable and necessary out-of-pocket expenses incurred by our Servicer in connection with the performance of its servicing obligations.

Mortgage Banking and Warehouse Services Agreement. We have also entered into a mortgage banking and warehouse services agreement (the “MBWS agreement”), pursuant to which our Servicer provides us with certain mortgage banking services, including fulfillment and disposition-related services, with respect to loans acquired by us from correspondent lenders, and certain warehouse lending services, including fulfillment and administrative services, with respect to loans financed by us for our warehouse lending clients. The term of our MBWS agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Under our MBWS agreement, our Servicer has agreed to provide the mortgage banking services exclusively for our benefit, and our Servicer and its affiliates are prohibited from providing such services for any other third party. However, such exclusivity and prohibition shall not apply, and certain other duties instead will be imposed upon our Servicer, if we are unable to purchase or finance mortgage loans as contemplated under our MBWS agreement for any reason.

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans, our Servicer is entitled to a fulfillment fee based on the type of mortgage loan that we acquire and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for HARP mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above. At this time, we do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under our MBWS agreement, our Servicer currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee of three basis points.

In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, our Servicer has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which our Servicer collected fulfillment fees in such month. In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, our Servicer has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which our Servicer collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans under our Servicer’s early purchase program, our Servicer is entitled to fees accruing (i) at a rate equal to $25,000 per annum, and (ii) in the amount of $50 for each mortgage loan that we acquire. In consideration for the warehouse services provided by our Servicer with respect to mortgage loans that we finance for our warehouse lending clients, with respect to each facility, our Servicer is entitled to fees accruing (i) at a rate equal to $25,000 per annum, and (ii) in the amount of $50 for each mortgage loan that we finance thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, our Servicer shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

Notwithstanding any provision of our MBWS agreement to the contrary, if it becomes reasonably necessary or advisable for our Servicer to engage in additional services in connection with post-breach or post-default resolution activities for the purposes of a correspondent lending agreement, a warehouse agreement or a re-warehouse agreement, then we have generally agreed with our Servicer to negotiate in good faith for additional compensation and reimbursement of expenses to be paid to our Servicer for the performance of such additional services.

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with our Servicer. Pursuant to the terms of our MSR recapture agreement, if our Servicer refinances via its retail lending business loans for which we previously held the mortgage servicing rights, or MSRs, our Servicer is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. The initial term of our MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

Reimbursement Agreement. In connection with the initial public offering of our common shares (“IPO”), on August 4, 2009, we entered into an agreement with our Manager pursuant to which we agreed to reimburse our Manager for the $2.9 million payment that it made to the underwriters for the IPO (the “Conditional Reimbursement”) if we satisfied certain performance measures over a specified period of time. Effective February 1, 2013, we amended the terms of the reimbursement agreement to provide for the reimbursement of our Manager of the Conditional Reimbursement if we are required to pay our Manager performance incentive fees under our management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the IPO underwriters of the payment that we agreed to make to them at the time of the IPO if we satisfied certain performance measures over a specified period of time. As our Manager earns performance incentive fees under our management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by our Manager. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

In the event the termination fee is payable to our Manager under our management agreement and our Manager and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value as of March 31, 2013, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%		-5%		+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$1,224,453	$1,275,076		$1,322,620		$1,408,015	$1,445,892	$1,480,641
Change in fair value:
$	$(142,469)	$(91,846)		$(44,302)		$41,093	$78,970	$113,719
%	(10.42)%	(6.72%	)	(3.24%	)	3.01%	5.78%	8.32%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$199,447	$192,617	$189,363	$183,153	$180,189	$174,524
Change in fair value:
$	$13,238	$6,407	$3,153	$(3,056)	$(6,020)	$(11,686)
%	7.11%	3.44%	1.69%	-1.64%	-3.23%	-6.28%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$204,763	$195,129	$190,584	$181,996	$177,935	$170,243
Change in fair value:
$	$18,554	$8,919	$4,374	$(4,214)	$(8,275)	$(15,966)
%	9.96%	4.79%	2.35%	-2.26%	-4.44%	-8.57%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$190,760	$188,485	$187,347	$185,072	$183,934	$181,658
Change in fair value:
$	$4,551	$2,275	$1,138	$(1,138)	$(2,275)	$(4,551)
%	2.44%	1.22%	0.61%	-0.61%	-1.22%	-2.44%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of March 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,388	$1,345	$1,325	$1,286	$1,268	$1,232
Change in fair value:
$	$82	$40	$20	$(19)	$(38)	$(73)
%	6.31%	3.06%	1.51%	-1.46%	-2.88%	-5.61%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,499	$1,397	$1,350	$1,263	$1,222	$1,147
Change in fair value:
$	$193	$92	$45	$(43)	$(83)	$(159)
%	14.81%	7.03%	3.43%	-3.26%	-6.37%	-12.15%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,353	$1,329	$1,317	$1,293	$1,281	$1,258
Change in fair value:
$	$48	$24	$12	$(12)	$(24)	$(48)
%	3.67%	1.83%	0.92%	-0.92%	-1.83%	-3.67%

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

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	continued declines in residential real estate and significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	changes in personnel and lack of availability of qualified personnel;

•	our dependence on PCM and PLS, potential conflicts of interest with such entities, and the performance of such entities;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to match the interest rates and maturities of our assets with our financing;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our MBS, MSRs and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties and contingencies when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operation or prospects of GSEs or government agencies such as the FHA or Veterans Administration;

•

the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 81 through 83 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

On May 8, 2013, the Company, through two of our wholly-owned subsidiaries, PMC and PMITH, entered into an amendment to our amended and restated master repurchase agreement, dated as of August 25, 2011, by and among Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) and PMC, PMITH and the Company (the “NPL Facility”).

Under the terms of the NPL Facility, (i) PMITH may sell to CSFB eligible nonperforming mortgage loans, and (ii) PMC may sell to CSFB eligible nonperforming mortgage loans and equity interests (the “SPE Entity Interest”) in a special purpose entity that owns real property acquired upon settlement of mortgage loans (“REO Property”). The principal amount paid by CSFB is based on a percentage of the market value of the mortgage loans or the REO Property underlying the SPE Entity Interest (each, a “Facility Asset”), as applicable. The obligations of PMC and PMITH, as applicable, are fully guaranteed by the Company, and the mortgage loans and real property are serviced by PLS pursuant to the terms of the NPL Facility.

Upon our repurchase, or the sale, securitization or liquidation, of a Facility Asset pursuant to the terms of the NPL Facility, we are required to repay CSFB the principal amount related to such Facility Asset plus accrued interest (at a rate reflective of the current market and based on CSFB’s cost of funds plus a margin) to the date of such repurchase, sale, securitization or liquidation. We are also required to pay CSFB a commitment fee for the NPL Facility, as well as certain other administrative costs and expenses in connection with CSFB’s structuring, management and ongoing administration of the NPL Facility.

Under the terms of the amendment to the NPL Facility, we modified certain of our financial covenants, which now include maintaining the following: (i) a minimum tangible net worth of $860 million at the Company, $250 million at PMITH and $150 million at PMC, (ii) unrestricted cash and cash equivalents, on a consolidated basis, in minimum amounts of $40 million at the Company, $10 million at each of PMITH and PMC, and $25 million at PMITH and PMC in the aggregate, (iii) a maximum ratio of total liabilities to tangible net worth of less than 5:1 at each of the Company and PMITH and 10:1 at PMC; and (iv) profitability at each of PMITH and PMC for at least one (1) of the previous two (2) consecutive fiscal quarters, as of the end of each fiscal quarter. All other terms and conditions of the NPL Facility and the related guaranty remain the same in all material respects.

The foregoing description of the amendment to the NPL Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which has been filed with this Report as Exhibit 10.51, the full text of the NPL Facility, which was filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on November 8, 2011, the full text of the related guaranty, which was filed as Exhibit 1.2 to our Current Report on Form 8-K filed on June 14, 2011, and the full text of any amendments to the NPL Facility filed thereafter.

On May 8, 2013, the Company, through our wholly-owned subsidiary, the Operating Partnership, entered into an amendment to our master repurchase agreement, dated September 28, 2012, by and among CSFB and the Operating Partnership and the Company (the “Re-warehouse Facility”).

Under the terms of the Re-warehouse Facility, the Operating Partnership may sell to CSFB, and later repurchase, newly originated mortgage loans for which the Operating Partnership provides financing to third party mortgage loan originators. The principal amount paid by CSFB for each eligible mortgage loan is based upon a percentage of the lesser of the market value or the unpaid principal balance of such mortgage loan. The obligations of the Operating Partnership are fully guaranteed by the Company, and the mortgage loans and real property are serviced by PLS pursuant to the terms of the Re-warehouse Facility.

Upon our repurchase of a mortgage loan pursuant to the terms of the Re-warehouse Facility, we are required to repay CSFB the principal amount related to such mortgage loan plus accrued interest (at a rate reflective of the current market and based on CSFB’s cost of funds plus a margin) to the date of such repurchase. We are also required to pay CSFB certain administrative costs and expenses in connection with CSFB’s structuring, management and ongoing administration of the Re-warehouse Facility.

Under the terms of the amendment to the Re-warehouse Facility, we modified certain of our financial covenants, which now include maintaining the following: (i) a minimum tangible net worth of $860 million at the Company and $700 million at the Operating Partnership, (ii) unrestricted cash and cash equivalents, on a consolidated basis, in minimum amounts of $40 million at each of the Company and the Operating Partnership, (iii) a maximum ratio of total liabilities to tangible net worth of less than 5:1 at each of the Company and the Operating Partnership; and (iv) profitability at the Operating Partnership for at least one (1) of the previous two (2) consecutive fiscal quarters, as of the end of each fiscal quarter. All other terms and conditions of the Re-warehouse Facility and the related guaranty remain the same in all material respects.

The foregoing description of the amendment to the Re-warehouse Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment, which has been filed with this Report as Exhibit 10.80, and the full text of the Re-warehouse Facility and the related guaranty, which were filed as Exhibits 1.1 and 1.2, respectively, to our Current Report on Form 8-K filed on October 3, 2012.

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.11	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

10.14	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

Exhibit Number	Exhibit Description

10.15	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.16	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.17	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.21	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.23	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.26	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.27	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.28	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.29	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.30	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.31	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.33	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.34	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.35	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.36	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.37	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.38	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.39	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.40	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.43	Amendment Number Seven to Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Eight to Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit Description

10.45	Amendment Number Nine to Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.46	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.47	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.48	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.49	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.50	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.51	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.52	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.53	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.54	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.55	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.56	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.57	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.58	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.59	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

Exhibit Number	Exhibit Description

10.60	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.61	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.62	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.63	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).*

10.64	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.65	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.66	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.67	Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.68	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.69	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.70	Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.71	Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.72	Amendment Number Three to Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.73	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.75	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.76	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.77	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.78	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.79	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.80	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.81	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.82	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.83	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.84	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.85	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.86	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.87	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.88	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.89	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.**

*	Certain terms have been redacted pursuant to requests for confidential treatment that were granted by the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: May 10, 2013	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: May 10, 2013	By:	/s/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2013

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.11	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

10.14	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

Exhibit Number	Exhibit Description

10.15	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.16	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.17	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.21	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.23	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.26	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.27	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.28	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.29	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.30	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.31	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.33	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.34	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.35	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.36	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.37	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.38	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.39	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.40	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.43	Amendment Number Seven to Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit Description

10.44	Amendment Number Eight to Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.45	Amendment Number Nine to Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.46	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.47	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.48	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.49	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.50	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.51	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.52	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.53	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.54	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.55	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.56	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.57	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.58	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.59	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

Exhibit Number	Exhibit Description

10.60	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.61	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.62	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.63	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).*

10.64	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.65	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.66	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.67	Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.68	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.69	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.70	Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.71	Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.72	Amendment Number Three to Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.73	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.75	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.76	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.77	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.78	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.79	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.80	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.81	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.82	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.83	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.84	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.85	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.86	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.87	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.88	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.89	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.**

*	Certain terms have been redacted pursuant to requests for confidential treatment that were granted by the Securities and Exchange Commission.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under those sections.