Form 10-Q
period 2013-06-30
PennyMac Mortgage Investment Trust
filed 2013-08-09
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2013
Common Shares of Beneficial Interest, $0.01par value	59,150,090

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Cash	$27,642	$33,756
Short-term investments	73,236	39,017
Mortgage loans acquired for sale at fair value (includes $1,305,009 and $972,079 pledged to secure mortgage loans acquired for sale sold under agreements to repurchase)	1,309,830	975,184
Mortgage loans at fair value (includes $1,260,652 and $956,583 pledged to secure mortgage loans sold under agreements to repurchase)	1,309,765	1,189,971
Mortgage loans under forward purchase agreements at fair value, pledged to secure borrowings under forward purchase agreements	242,531	—
Real estate acquired in settlement of loans (includes $52,384 and $23,834 pledged to secure real estate acquired in settlement of loans sold under agreements to repurchase)	88,682	88,078
Real estate acquired in settlement of loans under forward purchase agreements, pledged to secure forward purchase agreements	89	—
Mortgage servicing rights at lower of amortized cost or fair value	225,073	125,430
Mortgage servicing rights at fair value	1,828	1,346
Principal and interest collections receivable	29,708	29,204
Interest receivable	4,296	3,029
Derivative assets	51,940	23,706
Servicing advances	39,672	32,191
Due from Private National Mortgage Acceptance Company, LLC and subsidiaries	3,063	4,829
Other assets	36,029	13,922

Total assets	$3,443,384	$2,559,663

LIABILITIES
Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	$1,243,949	$894,906
Mortgage loans at fair value	313,862	353,805
Real estate acquired in settlement of loans	8,085	7,391
Borrowings under forward purchase agreements	244,047	—
Exchangeable senior notes	250,000	—
Derivative liabilities	26,619	967
Accounts payable and accrued liabilities	31,387	42,402
Due to Private National Mortgage Acceptance Company, LLC and subsidiaries	16,725	12,216
Underwriting fees payable	5,457	5,883
Income taxes payable	51,404	36,316
Recourse liability	7,668	4,441

Total liabilities	2,199,203	1,358,327

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 59,077,496 and 58,904,456 common shares, respectively	591	589
Additional paid-in capital	1,132,157	1,129,858
Retained earnings	111,433	70,889

Total shareholders’ equity	1,244,181	1,201,336

Total liabilities and shareholders’ equity	$3,443,384	$2,559,663

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net Investment Income
Net gain on mortgage loans acquired for sale	$44,438	$18,046	$73,717	$31,416
Net gain (loss) on investments:
Mortgage-backed securities	—	706	—	1,063
Mortgage loans	46,834	27,286	110,814	38,417

	46,834	27,992	110,814	39,480

Interest income:
Short-term investments	57	47	88	78
Mortgage-backed securities	—	1,011	—	1,585
Mortgage loans	26,604	14,944	43,424	30,764
Other	136	—	160	—

	26,797	16,002	43,672	32,427

Loan origination fees	4,752	594	10,225	2,044
Results of real estate acquired in settlement of loans	(1,929)	2,571	(5,182)	6,288
Net loan servicing fees	7,892	(855)	13,903	(658)
Other	913	56	1,600	58

Net investment income	129,697	64,406	248,749	111,055

Expenses
Loan fulfillment fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	22,054	7,715	50,298	13,839
Interest	14,144	6,703	25,380	13,377
Loan servicing fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	8,787	4,438	16,513	8,563
Management fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	8,455	2,488	14,947	4,292
Professional services	1,339	1,186	3,723	1,628
Compensation	1,438	1,744	3,527	3,045
Other	5,571	2,157	10,517	3,761

Total expenses	61,788	26,431	124,905	48,505

Income before provision for income taxes	67,909	37,975	123,844	62,550
Provision for income taxes	13,412	8,406	16,051	13,923

Net income	$54,497	$29,569	$107,793	$48,627

Earnings per share
Basic	$0.92	$0.80	$1.81	$1.46
Diluted	$0.86	$0.79	$1.75	$1.46
Weighted-average shares outstanding
Basic	59,035	36,922	58,981	32,999
Diluted	65,104	37,208	62,217	33,253
Dividends declared per share	$0.57	$0.55	$1.14	$1.10

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

	Number		Additional
	of	Par	paid-in	Retained
	shares	value	capital	earnings	Total
Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017
Net income	—	—	—	48,627	48,627
Share-based compensation	88,399	—	2,192	—	2,192
Cash dividends, $1.10 per share	—	—	—	(38,336)	(38,336)
Proceeds from offerings of common shares	12,973,416	131	248,266	—	248,397
Underwriting and offering costs	—	—	(1,224)	—	(1,224)

Balance at June 30, 2012	41,466,369	$415	$767,506	$37,752	$805,673

Balance at December 31, 2012	58,904,456	$589	$1,129,858	$70,889	$1,201,336
Net income	—	—	—	107,793	107,793
Share-based compensation	173,040	2	2,468	—	2,470
Cash dividends, $1.14 per share	—	—	—	(67,249)	(67,249)
Underwriting and offering costs	—	—	(169)	—	(169)

Balance at June 30, 2013	59,077,496	$591	$1,132,157	$111,433	$1,244,181

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$107,793	$48,627
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(73,717)	(31,417)
Net gain on mortgage-backed securities at fair value	—	(1,063)
Net gain on mortgage loans at fair value	(110,814)	(38,417)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest and advances on mortgage loans at fair value	(11,814)	(13,249)
Results of real estate acquired in settlement of loans	5,182	(6,288)
Change in fair value, amortization and impairment of mortgage servicing rights	9,321	3,011
Amortization of credit facility commitment fees and debt issuance costs	4,036	1,268
Accrual of costs related to forward purchase agreements	251	3,255
Share-based compensation expense	2,471	2,192
Purchases of mortgage loans acquired for sale at fair value	(17,759,140)	(5,370,540)
Sales of mortgage loans acquired for sale at fair value to nonaffiliates	9,044,480	2,680,649
Sales of mortgage loans acquired for sale at fair value to Private National Mortgage Acceptance Company, LLC and subsidiaries	8,282,163	2,458,243
Increase in principal and interest collections receivable	(504)	(13,247)
Decrease in principal and interest collections receivable under forward purchase agreements	—	2,295
Increase in interest receivable	(1,267)	(1,511)
Increase (decrease) in due to Private National Mortgage Acceptance Company, LLC and subsidiaries	1,766	(7,967)
Decrease (increase) in other assets	50,631	(6,112)
(Decrease) increase in accounts payable and accrued liabilities	(11,016)	4,698
Increase in payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	4,509	9,425
Increase in income taxes payable	15,088	8,578

Net cash used by operating activities	(440,581)	(267,570)

Cash flows from investing activities
Net increase in short-term investments	(34,219)	(2,021)
Repayment of United States Treasury security	—	50,000
Purchases of mortgage-backed securities at fair value	—	(112,211)
Repayments of mortgage-backed securities at fair value	—	21,257
Purchases of mortgage loans at fair value	(200,486)	(260,595)
Repayments of mortgage loans at fair value	135,242	84,564
Repayments of mortgage loans under forward purchase agreements at fair value	—	14,040
Purchase of real estate acquired in settlement of loans	—	(48)
Sales of real estate acquired in settlement of loans	63,017	65,386
Sales of real estate acquired in settlement of loans under forward purchase agreements	—	9,914
Purchases of mortgage servicing rights	(185)	(29)
Sales of mortgage servicing rights	—	104
Increase in margin deposits and restricted cash	(13,426)	(5,721)

Net cash used by investing activities	(50,057)	(135,360)

Cash flows from financing activities
Sales of securities under agreements to repurchase	—	706,966
Repurchases of securities sold under agreements to repurchase	—	(665,170)
Sales of mortgage loans acquired for sale at fair value under agreements to repurchase	16,490,809	4,960,026
Repurchases of mortgage loans acquired for sale at fair value sold under agreements to repurchase	(16,141,766)	(4,754,684)
Sales of mortgage loans at fair value under agreements to repurchase	350,661	165,395
Repurchases of mortgage loans at fair value sold under agreements to repurchase	(374,254)	(55,122)
Repayments of note payable secured by mortgage loans at fair value	—	(2,044)
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	—	10,753
Repayments of borrowings under forward purchase agreements	—	(140,307)
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	(15,656)	(18,338)
Proceeds from issuance of common shares	—	248,397
Payment of common share underwriting and offering costs	(169)	(1,224)
Payment of underwriting fees payable	(427)	—
Issuance of exchangeable senior notes	250,000	—
Payment of exchangeable senior notes issuance costs	(7,425)	—
Payments of dividends	(67,249)	(38,337)

Net cash provided by financing activities	484,524	416,311

Net (decrease) increase in cash	(6,114)	13,381
Cash at beginning of period	33,756	14,589

Cash at end of period	$27,642	$27,970

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

Most of the loans the Company has acquired in its correspondent lending activities have been eligible for sale to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended June 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

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

On July 12, 2011, December 20, 2011, June 14, 2013 and June 28, 2013, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The commitment under the forward purchase agreement dated July 12, 2011 was settled during the quarter ended June 30, 2012. The commitment under the forward purchase agreement dated December 20, 2011 was settled during the quarter ended September 30, 2012. The commitments under the forward purchase agreements dated June 14, 2013 and June 28, 2013 have not yet settled and have maturity dates of June 16, 2014 and June 30, 2014, respectively.

The CGM Assets are included on the Company’s consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements. The CGM Assets are held by CGM within a separate trust entity deemed a variable interest entity. The Company’s interests in the CGM Assets are deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consists of the CGM Assets and its related liability. The Company directs all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets are attributable solely to the Company, and such cash flows can only be used to settle the related liability.

As a result of consolidating the silo, the Company’s consolidated statements of income and cash flows for the periods presented include the following amounts related to the silo:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
		(in thousands)
Net income:
Net gain on mortgage loans	$(690)	$2,488	$(690)	$9,188
Interest income on mortgage loans	$814	$348	$814	$850
Interest expense	$251	$781	$251	$2,296
Loan servicing fees	$—	$521	$—	$960
Cash flows:
Repayments of mortgage loans	$—	$5,340	$—	$14,040
Repayments of borrowings under forward purchase agreements	$—	$113,178	$—	$140,307

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

The following tables present the fair value of mortgage loans and REO purchased (including purchases under forward purchase agreements) for the Company’s investment portfolio, and the portion thereof representing assets purchased from or through one or more subsidiaries of Citigroup Inc., for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Investment portfolio purchases:
Loans	$243,109	$261,379	$443,582	$261,665
REO	89	243	89	296

	$243,198	$261,622	$443,671	$261,961

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Loans	$242,886	$260,309	$443,183	$260,595
REO	89	195	89	248

	$242,975	$260,504	$443,272	$260,843

Note 3—Transactions with Related Parties

Management Fees

Before February 1, 2013, under a management agreement, PMT paid PCM a base management fee. The management agreement also provided for a performance incentive, which was calculated at 1.5% per year of shareholders’ equity. The performance incentive fee was calculated at 20% per year of the amount by which “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. The Company did not pay a performance incentive fee prior to February 1, 2013.

Effective February 1, 2013, the management agreement was amended to provide that:

•

The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of shareholders’ equity up to $2 billion, (ii) 1.375% per year of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of shareholders’ equity in excess of $5 billion.

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non-cash charges determined after discussions between the Company’s Manager and our independent trustees and after approval by a majority of our independent trustees.

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

Following is a summary of the base management and performance incentive fees recorded by the Company for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Base management fee	$4,575	$2,488	$8,940	$4,292
Performance incentive fee	3,880	—	6,007	—

Total management fee incurred during the period	$8,455	$2,488	$14,947	$4,292

In the event of termination, PCM may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual (or, if the period is than 24 months, annualized) performance incentive fee earned by PCM, in each case during the 24-month period before termination.

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

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees payable to PLS that changed from being based on a percentage of the loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO. PLS also remains entitled to market-based fees and charges including boarding and deboarding, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for the Company.

•

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

•

The base servicing fees for loans subserviced by PLS on the Company’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each subserviced loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•

PLS, on behalf of PMT, currently participates in the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development’s (“HUD”) Home Affordable Modification Program (“HAMP”) (and other similar mortgage loan modification programs), which establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees payable to PLS for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Loan servicing fees to PLS:
Base	$6,150	$3,110	$11,866	$6,138
Activity-based	2,637	1,328	4,647	2,425

	$8,787	$4,438	$16,513	$8,563

The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Correspondent Lending

Before February 1, 2013, the Company paid PLS a fulfillment fee of 50 basis points of the unpaid principal balance of mortgage loans sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to PLS based on the type of mortgage loan that the Company acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by the Company, with the addition of potential fee rate discounts applicable to the Company’s monthly purchase volume in excess of designated thresholds. PLS has also agreed to provide such services exclusively for the Company’s benefit, and PLS and its affiliates are prohibited from providing such services for any other third party.

PLS is entitled to a fulfillment fee based on the type of mortgage loan that the Company acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD’s Home Affordable Refinance Program (“HARP”) mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above. At this time, the Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee of three basis points.

In the event that the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month. In the event the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, PLS has agreed to further discount the amount of fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan the Company acquires. In consideration for the warehouse services provided by PLS with respect to mortgage loans that the Company finances for its warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that the Company finances thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, PLS shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of our mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent lending activity between the Company and PLS for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Sourcing fees received	$1,349	$461	$2,359	$701
Fulfillment fees expense	$22,054	$7,715	$50,298	$13,839
Unpaid principal balance of loans fulfilled	$4,323,885	$1,537,636	$9,110,711	$2,336,843
Fair value of loans source to PLS	$4,733,767	$1,620,123	$8,282,163	$2,458,243
At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS at period end	$290,567	$102,176	$290,567	$102,176

Investment Activities

Pursuant to the terms of a mortgage servicing rights (“MSR”) recapture agreement, effective February 1, 2013, if PLS refinances through its retail lending business loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. MSR recapture amounts are shown in Note 24—Net loan servicing fees. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods.

Pursuant to a spread acquisition and MSR servicing agreement, PMT may acquire from PLS the rights to receive certain excess servicing spread arising from MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters (the “Conditional Reimbursement”) if the Company satisfied certain performance measures over a specified period of time. Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the underwriters in such offering of the payment that the Company agreed to make to them at the time of the offering if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

In the event the termination fee is payable to PCM under the management agreement and PCM and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Reimbursement of expenses incurred on PMT’s behalf	$585	$2,055	$1,834	$3,261
Reimbursement of common overhead incurred by PCM and its affiliates	3,201	882	5,807	1,268

	$3,786	$2,937	$7,641	$4,529

Payments and settlements during the period (1)	$32,616	$11,014	$65,290	$16,859

(1)	Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates.

Amounts due to affiliates are summarized below as of the dates presented:

	June 30, 2013	December 31, 2012
	(in thousands)
Underwriting fees payable	$2,519	$2,941
Management fees	8,455	4,499
Servicing fees expense	4,319	3,670
Allocated expenses	1,432	1,106

	$16,725	$12,216

Amounts due from affiliates totaling $3.1 million and $4.8 million at June 30, 2013 and December 31, 2012, respectively, represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

PCM’s parent company, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company’s common shares of beneficial interest at both June 30, 2013 and December 31, 2012.

Note 4—Earnings Per Share

Basic earnings per share is determined using net income divided by the weighted-average common shares outstanding during the period. Diluted earnings per share is determined by dividing net income attributable to common shareholders, which adds back to net income the interest expense, net of applicable income taxes, on exchangeable senior notes for periods presented, by the weighted-average common shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive common shares are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The Company grants restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. For purposes of calculating earnings per share, unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to each class of common shares and participating securities, based on their respective rights to receive dividends.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$54,497	$29,569	$107,793	$48,627
Effect of participating securities—share-based compensation instruments	(444)	(213)	(961)	(424)

Net income attributable to common shareholders	$54,053	$29,356	$106,832	$48,203

Weighted-average shares outstanding	59,035	36,922	58,981	32,999
Basic earnings per share	$0.92	$0.80	$1.81	$1.46
Diluted earnings per share:
Net income	$54,497	$29,569	$107,793	$48,627
Interest on exchangeable senior notes, net of income taxes	1,382	—	1,382	—

Net income available to diluted shareholders	$55,879	$29,569	$109,175	$48,627

Weighted-average shares outstanding	59,035	36,922	58,981	32,999
Dilutive potential common shares:
Shares issuable pursuant to conversion of exchangeable senior notes	5,709	—	2,870	—
Shares issuable under share-based compensation plan	360	286	366	254

Diluted weighted-average number of common shares outstanding	65,104	37,208	62,217	33,253

Diluted earnings per common share	$0.86	$0.79	$1.75	$1.46

Note 5—Loan Sales

The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However the Company maintains continuing involvement with the loans in the form of servicing arrangements and the potential liability under representations and warranties it makes to purchasers and insurers of the loans.

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions whereby the Company maintains continuing involvement with the mortgage loans as well as unpaid principal balance information at period end:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash flows:
Proceeds from sales	$3,960,798	$1,819,393	$9,074,367	$2,912,297
Service fees received	$21,712	$1,757	$38,677	$2,409
Period-end information:
Unpaid principal balance of loans outstanding	$19,850,609	$2,932,967
Delinquencies:
30-89 days	$44,436	$3,897
90 or more days or in foreclosure or bankruptcy	$5,648	$175

Note 6—Netting of Financial Instruments

The Company uses derivative instruments to manage exposure to interest rate risk created by the commitments it makes to correspondent lenders to purchase loans at specified interest rates, also called interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs. As of June 30, 2013 and December 31, 2012, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	June 30, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet
	(in thousands)
Derivatives:
MBS put options	$9,214	$—	$9,214	$977	$—	$977
MBS call options	1,776	—	1,776	—	—	—
Forward purchase contracts	16,249	—	16,249	2,617	—	2,617
Forward sale contracts	158,274	—	158,274	3,458	—	3,458
Netting	—	(140,026)	(140,026)	—	(2,825)	(2,825)

Total derivatives, subject to a master netting arrangement	185,513	(140,026)	45,487	7,052	(2,825)	4,227
Total derivatives, not subject to a master netting arrangement	6,453	—	6,453	19,479	—	19,479

Total	$191,966	$(140,026)	$51,940	$26,531	$(2,825)	$23,706

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2013				December 31, 2012
		Gross amounts not offset in the balance sheet				Gross amounts not offset in the balance sheet
	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$6,453	$—	$—	$6,453	$19,479	—	—	$19,479
Bank of America, N.A.	17,418	—	—	17,418	1,219	—	—	1,219
Daiwa Capital Markets	6,789			6,789	—	—	—	—
Barclays	4,620	—	—	4,620	15	—	—	15
Citibank	4,577	—	—	4,577	1,009	—	—	1,009
Fannie Mae Capital Markets	3,835	—	—	3,835	—	—	—	—
Jefferies & Co	2,012			2,012	21	—	—	21
Credit Suisse First Boston Mortgage Capital LLC	1,720	—	—	1,720	820	—	—	820
Morgan Stanley Bank, N.A.	—	—	—	—	316	—	—	316
Wells Fargo	1,433			1,433	99			99
Cantor Fitzgerald LP	742	—	—	742	581	—	—	581
Other	2,341	—	—	2,341	147	—	—	147

Total	$51,940	$—	$—	$51,940	$23,706	$—	$—	$23,706

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for offset.

	June 30, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet
	(in thousands)
Derivatives:
Forward purchase contracts	$72,016	$—	$72,016	$1,741	$—	$1,741
Forward sale contracts	10,724	—	10,724	4,520	—	4,520
Netting	—	(79,541)	(79,541)	—	(5,294)	(5,294)

Total derivatives, subject to a master netting arrangement	82,740	(79,541)	3,199	6,261	(5,294)	967
Total derivatives, not subject to a master netting arrangement	23,420	—	23,420	—	—	—

Total derivatives	106,160	(79,541)	26,619	6,261	(5,294)	967

Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	1,243,949	—	1,243,949	894,906	—	894,906
Mortgage loans at fair value	313,862	—	313,862	353,805	—	353,805
Real estate acquired in settlement of loans	8,085	—	8,085	7,391	—	7,391

Total assets sold under agreements to repurchase	1,565,896	—	1,565,896	1,256,102	—	1,256,102

Total	$1,672,056	$(79,541)	$1,592,515	$1,262,363	$(5,294)	$1,257,069

Derivative Liabilities, Financial Liabilities and Collateral Held by Counterparty

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

	June 30, 2013				December 31, 2012
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Citibank	$619,976	$(619,976)	$—	$—	$474,625	$(474,625)	$—	$—
Credit Suisse First Boston Mortgage Capital LLC	580,848	(580,848)	—	—	243,525	(243,525)	—	—
Bank of America, N.A.	447,063	(447,063)	—	—	256,711	(256,711)	—	—
Morgan Stanley Bank, N.A.	135,993	(135,922)	—	71	155,321	(155,321)	—	—
Barclays	26,134	(26,134)	—	—	79,253	(78,780)	—	473
Interest rate lock commitments	23,420	—	—	23,420	—	—	—	—
Wells Fargo Bank, N.A.	—	—	—	—	47,140	(47,140)	—	—
Bank of NY Mellon	2,667	—	—	2,667	—	—	—	—
Other	461	—	—	461	494	—	—	494

Total	$1,836,562	$(1,809,943)	$—	$26,619	$1,257,069	$(1,256,102)	$—	$967

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets, including short-term investments and mortgage loans, as well as its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations, to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

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

The Company’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are generally aimed at moderating the effects of changes in interest rates on the assets’ values. During the six month period ended June 30, 2013, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, were used to mitigate the effect of changes in fair value of the servicing assets, which typically decreases as prepayment speeds increase.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$73,236	$—	$—	$73,236
Mortgage loans acquired for sale at fair value	—	1,309,830	—	1,309,830
Mortgage loans at fair value	—	—	1,309,765	1,309,765
Mortgage loans under forward purchase agreements at fair value	—	—	242,531	242,531
Mortgage servicing rights at fair value	—	—	1,828	1,828
Derivative assets:
Interest rate lock commitments	—	—	6,453	6,453
MBS put options	—	9,214	—	9,214
MBS call options	—	1,776	—	1,776
Forward purchase contracts	—	16,249	—	16,249
Forward sales contracts	—	158,274	—	158,274

Total derivative assets before netting	—	185,513	6,453	191,966
Netting (1)	—	(140,026)	—	(140,026)

Total derivative assets before netting	—	45,487	6,453	51,940

	$73,236	$1,355,317	$1,560,577	$2,989,130

Liabilities:
Derivative liabilities:
Interest rate lock commitments	—	—	23,420	23,420
Forward purchase contracts	—	72,016	—	72,016
Forward sales contracts	—	10,724	—	10,724

Total derivative liabilities before netting	—	82,740	23,420	106,160
Netting (1)	—	(79,541)	—	(79,541)

Total derivative liabilities	$—	$3,199	$23,420	$26,619

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$39,017	$—	$—	$39,017
Mortgage loans acquired for sale at fair value	—	975,184	—	975,184
Mortgage loans at fair value	—	—	1,189,971	1,189,971
Mortgage servicing rights at fair value	—	—	1,346	1,346
Derivative assets:
Interest rate lock commitments	—	—	19,479	19,479
MBS put options	—	977	—	977
Forward purchase contracts	—	2,617	—	2,617
Forward sales contracts	—	3,458	—	3,458

Total derivative assets before netting	—	7,052	19,479	26,531
Netting (1)	—	—	—	(2,825)

Total derivative assets	—	7,052	19,479	23,706

	$39,017	$982,236	$1,210,796	$2,229,224

Liabilities:
Derivative liabilities:
Forward purchase contracts	—	1,741	—	1,741
Forward sales contracts	—	4,520	—	4,520

Total derivative liabilities before netting	—	6,261	—	6,261
Netting (1)	—	—	—	(5,294)

Total derivative liabilities	$—	$6,261	$—	$967

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The Company’s MBS, mortgage loans at fair value, mortgage loans under forward purchase agreements, MSRs, IRLCs and securities sold under agreements to repurchase were measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items for the periods presented:

	Three months ended June 30, 2013
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Net interest rate lock commitments (1)	Total
	(in thousands)
Assets:
Balance, March 31, 2013	$1,366,922	$—	$1,305	$11,052	$1,379,279
Purchases	13	243,309	186	—	243,508
Repayments	(73,820)	—	—	—	(73,820)
Interest rate lock commitments issued, net	—	—	—	22,240	22,240
Capitalization of interest	6,584	—	—	—	6,584
Servicing received as proceeds from sales of mortgage loans	—	—	77	—	77
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	11,050	—		—	11,050
Other factors	36,473	(689)	260	(20,678)	15,366

	47,523	(689)	260	(20,678)	26,416

Transfers of mortgage loans to REO	(37,457)	(89)	—	—	(37,546)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	—	(29,581)	(29,581)

Balance, June 30, 2013	$1,309,765	$242,531	$1,828	$(16,967)	$1,537,157

Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$33,292	$—	$260	$(16,967)	$16,585

Accumulated changes in fair value relating to assets still held at June 30, 2013	$165,960	$(688)		$(16,967)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Three Months ended June 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2012	$62,425	$667,542	$105,030	$1,188	$836,185
Purchases	—	260,683	784	—	261,467
Repayments	(9,804)	(49,865)	(5,340)	—	(65,009)
Sales	—	—	—	(30)	(30)
Addition of unpaid interest, impound advances and fees to unpaid balance of mortgage loans	—	4,416	—	—	4,416
Accrual of unearned discounts	29	—	—	—	29
Servicing received as proceeds from sales of mortgage loans	—	—	—	568	568
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	8,227	312	—	8,539
Other factors	511	16,571	2,177	(441)	18,818

	511	24,798	2,489	(441)	27,357

Transfer of mortgage loans to REO	—	(21,485)	—	—	(21,485)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(2,217)	—	(2,217)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	83,865	(83,865)	—	—

Balance, June 30, 2012	$53,161	$969,954	$16,881	$1,285	$1,041,281

Changes in fair value recognized during the period relating to assets still held at June 30, 2012	$511	$15,845	$1,044	$(441)	$16,959

Accumulated changes in fair value relating to assets still held at June 30, 2012	$(1,777)	$75,797	$1,523

	Six months ended June 30, 2013
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Net interest rate lock commitments (1)	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$1,189,971	$—	$1,346	$19,479	$1,210,796
Purchases	200,486	243,309	186	—	443,981
Repayments	(135,242)	—	—	—	(135,242)
Interest rate lock commitments issued, net	—	—	—	57,654	57,654
Capitalization of interest	11,814	—	—	—	11,814
Servicing received as proceeds from sales of mortgage loans	—	—	104	—	104
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	19,495	—		—	19,495
Other factors	92,008	(689)	192	(20,678)	70,833

	111,503	(689)	192	(20,678)	90,328

Transfers of mortgage loans to REO	(68,767)	(89)	—	—	(68,856)
Transfers of interest rate lock commitments (asset) liability to mortgage loans acquired for sale	—	—	—	(73,422)	(73,422)

Balance, June 30, 2013	$1,309,765	$242,531	$1,828	$(16,967)	$1,537,157

Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$77,771	$—	$192	$(16,967)	$60,996

Accumulated changes in fair value relating to assets still held at June 30, 2013	$165,960	$(688)		$(16,967)

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six Months ended June 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$899,138
Purchases	—	260,595	1,070	20	261,685
Repayments	(20,890)	(84,564)	(14,040)	—	(119,494)
Sales	—	—	—	(30)	(30)
Accrual of unearned discounts	363	—	—	—	363
Capitalization of interest	—	13,016	—	—	13,016
Sales	—	—	—	—	—
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,088	1,088
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	17,307	705	—	18,012
Other factors	875	11,828	8,483	(542)	20,644

	875	29,135	9,188	(542)	38,656

Transfer of mortgage loans to REO	—	(45,686)	—	—	(45,686)
Transfer from mortgage loans acquired for sale	—	18	—	—	18
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(7,473)	—	(7,473)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	101,174	(101,174)	—	—

Balance, June 30, 2012	$53,161	$969,954	$16,881	$1,285	$1,041,281

Changes in fair value recognized during the period relating to assets still held at June 30, 2012	$838	$17,888	$1,635	$(542)	$19,819

Accumulated changes in fair value relating to assets still held at June 30, 2012	$(1,777)	$75,797	$1,523

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income	—
Sales	706,966
Repurchases	(665,170)

Balance, June 30, 2012	$157,289

Changes in fair value recognized during the period relating to liabilities still outstanding at June 30, 2012	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value):

	June 30, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$1,309,830	$1,317,135	$(7,305)
90 or more days delinquent (1)	—	—	—

	1,309,830	1,317,135	(7,305)

Other mortgage loans at fair value:
Current through 89 days delinquent	$506,964	768,666	(261,702)
90 or more days delinquent (1)	1,045,332	1,816,434	(771,102)

	1,552,296	2,585,100	(1,032,804)

	$2,862,126	$3,902,235	$(1,040,109)

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$975,184	$931,787	$43,397
90 or more days delinquent (1)	—	—	—

	975,184	931,787	43,397

Other mortgage loans at fair value:
Current through 89 days delinquent	$404,016	640,722	(236,706)
90 or more days delinquent (1)	785,955	1,483,311	(697,356)

	1,189,971	2,124,033	(934,062)

	$2,165,155	$3,055,820	$(890,665)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income
	Quarter ended June 30, 2013
	Net gain (loss) on investments	Interest income	Net loss on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	—	—	—
Mortgage loans acquired for sale at fair value	—	—	(56,951)	—	(56,951)
Mortgage loans at fair value	47,523	—	—	—	47,523
Mortgage loans under forward purchase agreements at fair value	(689)	—	—	—	(689)
Mortgage servicing rights at fair value	—	—	—	260	260

	$46,834	$—	$(56,951)	$260	$(9,857)

	Changes in fair value included in current period income
	Quarter ended June 30, 2012
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	706	(101)	—	—	605
Mortgage loans acquired for sale at fair value	—	—	18,046	—	18,046
Mortgage loans at fair value	24,798	—	—	—	24,798
Mortgage loans under forward purchase agreements at fair value	2,488	—	—	—	2,488
Mortgage servicing rights at fair value	—	—	—	(441)	(441)

	$27,992	$(101)	$18,046	$(441)	$45,496

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income
	Six months ended June 30, 2013
	Net gain (loss) on investments	Interest income	Net loss on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	—	—	—
Mortgage loans acquired for sale at fair value	—	—	(32,180)	—	(32,180)
Mortgage loans at fair value	111,503	—	—	—	111,503
Mortgage loans under forward purchase agreements at fair value	(689)	—	—	—	(689)
Mortgage servicing rights at fair value	—	—	—	192	192

	$110,814	$—	$(32,180)	$192	$78,826

	Changes in fair value included in current period income
	Six months ended June 30, 2012
	Net gain on investments	Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	1,063	233	—	—	1,296
Mortgage loans acquired for sale at fair value	—	—	31,416	—	31,416
Mortgage loans at fair value	29,229	—	—	—	29,229
Mortgage loans under forward purchase agreements at fair value	9,188	—	—	—	9,188
Mortgage servicing rights at fair value	—	—	—	(542)	(542)

	$39,480	$233	$31,416	$(542)	$70,587

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$42,493	$42,493
Mortgage servicing assets at lower of amortized cost or fair value	—	—	149,000	149,000

	$—	$—	$191,493	$191,493

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$56,156	$56,156
Mortgage servicing rights at lower of amortized cost or fair value	—	—	86,215	86,215

	$—	$—	$142,371	$142,371

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Net gains (losses) recognized during the period
	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Real estate asset acquired in settlement of loans	$(4,095)	$(2,963)	$(6,594)	$(5,273)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	—	—
Mortgage servicing assets at lower of amortized cost or fair value	1,222	(1,518)	3,708	(1,624)

	$(2,873)	$(4,481)	$(2,886)	$(6,897)

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as its borrowings secured by its inventory of mortgage loans acquired for sale and by its investments in nonperforming loans and REO in the form of repurchase agreements are carried at amortized cost.

Management has concluded that the estimated fair values of Cash, Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase, Real estate acquired in settlement of loans financed under agreements to repurchase and Borrowings under forward purchase agreements approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

As discussed in Note 20, the Company, during the quarter, issued Exchangeable Senior Notes, which are carried at amortized cost. The fair value of the Exchangeable Senior Notes at June 30, 2013 was $238.6 million.

Cash is measured using Level 1 inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of June 30, 2013 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

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

The FAV group is responsible for reporting to the Company’s senior management valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the models.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Range
(Weighted Average)
Key Inputs	June 30, 2013	December 31, 2012
Mortgage loans at fair value
Discount rate	8.3% – 19.0%	8.8% – 20.7%
	(12.4%)	(13.1%)
Twelve-month projected housing price index change	3.7% – 6.0%	0.4% – 1.5%
	(4.8%)	(1.1%)
Prepayment speed(1)	0.0% – 4.4%	0.4% – 4.4%
	(2.4%)	(2.2%)
Total prepayment speed (2)	0.0% – 33.3%	5.9% – 31.2%
	(21.7%)	(20.6%)
Mortgage loans under forward purchase agreements
Discount rate	9.5% – 13.4%	—
	(12.6%)	—
Twelve-month projected housing price index change	4.5% – 5.6%	—
	(5.2%)	—
Prepayment speed (1)	1.1% – 2.4%	—
	(1.7%)	—
Total prepayment speed (2)	13.1% – 31.4%	—
	(25.3%)	—

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will fund or be purchased as a percentage of the commitments it has made (the “pull-through rate”). The Company categorized IRLCs as a “Level 3” financial statement item.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value in comparison to the agreed-upon purchase price.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2013	December 31, 2012
Key Inputs	Range (Weighted average)
Pull-through rate	55.3% - 98.0%	44.2% - 98.0%
	(87.6)%	(80.6%)
MSR value expressed as:
Servicing fee multiple	1.6 - 5.2	1.8 - 4.8
	(4.5)	(4.5)
Percentage of unpaid principal balance	0.4% - 1.3%	0.4% - 1.2%
	(1.1%)	(1.1%)

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$3,840,110	$27,346	$1,486,109	$56,193
Average servicing fee rate (in basis points)	28	27	25	25

Pricing spread (1)	5.4% – 13.5%	6.6% – 11.9%	7.5% – 22.8%	7.5% – 14.3%
	(6.5%)	(7.5%)	(8.2%)	(8.5%)
Life (in years)	2.6 - 6.9	6.3 - 6.9	2.5 - 6.4	2.5 - 6.4
	(6.4)	(6.8)	(6.4)	(6.3)
Annual total prepayment speed (2)	8.5% – 23.6%	8.8% – 13.6%	7.9% – 36.9%	7.9% – 36.9%
	(9.1%)	(9.3%)	(9.0%)	(9.7%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140
	($68)	($68)	($68)	($70)

	Six months ended June 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$8,843,667	$29,946	$2,504,900	$106,033
Average servicing fee rate (in basis points)	26	27	25	25
Pricing spread (1)	5.4% – 14.4%	6.6% – 14.4%	7.5% – 22.8%	7.5% – 14.6%
	(6.8%)	(7.6%)	(7.9%)	(8.4%)
Life (in years)	2.6 - 6.9	2.8 - 6.9	2.5 - 6.7	2.5 - 6.7
	(6.4)	(6.7)	(6.4)	(6.1)
Annual total prepayment speed (2)	8.5% – 23.6%	8.8% – 27.0%	7.8% – 36.9%	7.8% – 39.9%
	(9.1%)	(9.7%)	(8.6%)	(10.8%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140
	($68)	($68)	($68)	($77)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	June 30, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)
Carrying value	$225,073	$1,828	$125,430	$1,346
Unpaid principal balance of underlying loans	$19,672,990	$177,619	$11,986,957	$181,783
Average servicing fee rate (in basis points)	26	27	26	27
Weighted average coupon rate	3.63%	4.64%	3.70%	4.79%
Pricing spread (1)	5.4% – 18.5%	6.4% – 14.4%	7.5% – 16.5%	7.5% – 16.5%
	(6.0%)	(8.0%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(4,073)	$(30)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(8,021)	$(59)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(15,563)	$(115)	$(7,845)	$(78)
Average life (in years)	2.7 - 6.9	3.2 - 6.9	1.7 - 6.3	1.4 - 6.3
	(6.4)	(6.7)	(6.3)	(6.0)
Prepayment speed (2)	8.5% – 33.0%	8.8% – 29.5%	10.3% – 47.8%	10.3% – 65.9%
	(9.1%)	(10.9%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(5,218)	$(46)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(10,253)	$(91)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(19,811)	$(175)	$(11,436)	$(190)
Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($72)	($68)	($74)
Effect on value of 5% adverse change	$(1,414)	$(16)	$(778)	$(12)
Effect on value of 10% adverse change	$(2,829)	$(31)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(5,658)	$(63)	$(3,112)	$(48)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using CPR.

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

Note 8—Short-Term Investments

The Company’s short-term investments are comprised of money market accounts and unrestricted balances maintained in excess of minimum required amounts, deposited with U.S. commercial banks.

Note 9—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	June 30, 2013		December 31, 2012
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan Type	(in thousands)
Government insured or guaranteed	$290,567	$280,533	$153,326	$144,619
Conventional:
Agency-eligible	908,837	922,090	820,492	785,830
Jumbo loans	110,426	114,511	1,366	1,338

	$1,309,830	$1,317,134	$975,184	$931,787

Loans pledged to secure loans sold under agreements to repurchase	$1,305,009		$972,079

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. As discussed in Note 3—Transactions with Related Parties, the Company transfers government insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the unpaid principal balance plus accrued interest of each such loan.

Note 10—Derivative Financial Instruments

The Company is exposed to price risk relative to its mortgage loans acquired for sale as well as to the IRLCs it issues to correspondent lenders. The Company bears price risk from the time an IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates increase, because the value of the purchase commitment or mortgage loan acquired for sale decreases.

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

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. Beginning in the fourth quarter of 2012, the Company has included MSRs in its hedging activities.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within the Derivative assets and Derivative liabilities on the consolidated balance sheets:

	June 30, 2013			December 31 2012
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives (economic hedges):
Interest rate lock commitments	1,607,351	$6,453	$23,420	1,694,739	$19,479	$—
Forward purchase contracts	5,411,784	16,249	72,016	2,206,539	2,617	1,741
Forward sales contracts	7,728,066	158,274	10,724	4,266,983	3,458	4,520
MBS put options	460,000	9,214	—	495,000	977	—
MBS call options	725,000	1,776	—	—	—	—

Total derivative instruments before netting		191,966	106,160		26,531	6,261
Netting		(140,026)	(79,541)		(2,825)	(5,294)

Total		$51,940	$26,619		$23,706	$967

Margin deposits with derivatives counterparties		$60,484			$2,469

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale and Agency MBS:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended June 30, 2013
MBS put options	225,000	1,545,000	(1,310,000)	460,000
MBS call options	350,000	1,000,000	(625,000)	725,000
Forward purchase contracts	1,890,960	15,323,298	(11,802,474)	5,411,784
Forward sales contracts	3,224,190	20,418,956	(15,915,080)	7,728,066

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended June 30, 2012
MBS put options	70,000	335,000	(160,000)	245,000
MBS call options	20,000	125,000	(110,000)	35,000
Forward purchase contracts	762,324	2,765,419	(2,698,336)	829,407
Forward sales contracts	1,215,280	5,395,675	(4,476,984)	2,133,971

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Six months ended June 30, 2013
MBS put options	495,000	3,025,000	(3,060,000)	460,000
MBS call options	—	1,900,000	(1,175,000)	725,000
Forward purchase contracts	2,206,539	27,765,642	(24,560,397)	5,411,784
Forward sales contracts	4,266,983	38,269,229	(34,808,146)	7,728,066

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Six months ended June 30, 2012
MBS put options	28,000	432,500	(215,500)	245,000
MBS call options	5,000	150,000	(120,000)	35,000
Forward purchase contracts	398,400	4,146,702	(3,715,695)	829,407
Forward sales contracts	756,691	8,231,499	(6,854,219)	2,133,971

The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $129.1 million and $(17.0) million for the quarters ended June 30, 2013 and 2012, respectively. The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $140.1 million and $(16.4) million for the six months ended June 30, 2013 and 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company did not record any net gains or losses on derivative financial instruments used as economic hedges of MSRs for the quarter ended June 30, 2013. The Company recorded net losses on derivative financial instruments used as economic hedges of MSRs totaling $2.0 million for the six months ended June 30, 2013. The derivative losses are included in Net loan servicing fees in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the quarter and six months ended June 30, 2012.

Note 11—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	June 30, 2013		December 31, 2012
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$848,560	$1,497,997	$785,955	$1,483,311
Performing loans:
Fixed	235,284	357,338	201,212	322,005
ARM/hybrid	140,385	187,110	134,196	195,381
Interest rate step-up	85,392	145,699	68,475	123,117
Balloon	144	216	133	219

	461,205	690,363	404,016	640,722

	$1,309,765	$2,188,360	$1,189,971	$2,124,033

Mortgage loans at fair value pledged to secure borrowings at period end:
Sales of loans under agreements to repurchase	$1,251,399		$947,522

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$1,162		$1,538

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

Concentration	June 30, 2013	December 31, 2012
Portion of mortgage loans originated between 2005 and 2007	74%	77%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to-current-property-value in excess of 100%	63%	68%
Percentage of mortgage loans secured by California real estate	19%	18%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey Maryland	New York Florida New Jersey

Note 12—Mortgage Loans Under Forward Purchase Agreements at Fair Value

Mortgage loans under forward purchase agreements at fair value are comprised of mortgage loans not acquired for resale. Such loans may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans under forward purchase agreements at fair value:

	June 30, 2013		December 31, 2012
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$196,772	$318,437	$—	$—
Performing loans:
Fixed	22,881	38,058	—	—
ARM/hybrid	22,878	40,245	—	—

	45,759	78,303	—	—

	$242,531	$396,740	$—	$—

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

Concentration	June 30, 2013	December 31, 2012
Portion of mortgage loans originated between 2005 and 2007	74%	—
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-value in excess of 100%	66%	—
Percentage of mortgage loans secured by California real estate	24%	—
Additional states contributing 5% or more of mortgage loans	New Jersey Washington New York Maryland	—

At June 30, 2013, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 13—Real Estate Acquired in Settlement of Loans

Following is a summary of the activity in REO:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$84,487	$81,209	$88,078	$80,570
Purchases	—	49	—	49
Transfers from mortgage loans at fair value and advances	37,117	23,023	68,803	48,442
Transfers from REO under forward purchase agreements	—	21,032	—	21,032
Results of REO:
Valuation adjustments, net	(4,978)	(3,021)	(11,067)	(5,622)
Gain on sale, net	3,049	5,438	5,885	10,036

	(1,929)	2,417	(5,182)	4,414
Sale proceeds	(30,993)	(38,609)	(63,017)	(65,386)

Balance at period end	$88,682	$89,121	$88,682	$89,121

At period end:
REO pledged to secure agreements to repurchase	$9,253	$3,526	$9,253	$3,526

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$43,131	$41,853	$43,131	$41,853

Note 14—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$—	$23,661	$—	$22,979
Purchases	—	195	—	248
Transfers from mortgage loans under forward purchase agreements at fair value and advances	89	946	89	6,642
Transfers to REO	—	(21,032)	—	(21,032)
Results of REO under forward purchase agreements:
Valuation adjustments, net	—	(202)	—	(583)
Gain on sale, net	—	356	—	2,457

	—	154	—	1,874
Sale proceeds	—	(3,127)	—	(9,914)

Balance at period end	$89	$797	$89	$797

At June 30, 2013, the entire balance of real estate acquired in settlement of loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 15—Mortgage Servicing Rights

Carried at Fair Value:

The activity in MSRs carried at fair value is as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$1,305	$1,188	$1,346	$749
Additions:
Purchases	186	—	186	20
MSRs resulting from loan sales	77	568	104	1,088

Total additions	263	568	290	1,108

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	312	(417)	302	(481)
Other changes in fair value(2)	(52)	25	(110)	(12)

	260	(392)	192	(493)

Sales	—	(79)	—	(79)

Balance at period end	$1,828	$1,285	$1,828	$1,285

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

The activity in MSRs carried at amortized cost is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$184,197	$17,452	$132,977	$5,282
MSRs resulting from loan sales	50,978	16,392	107,167	28,801
Purchases	—	—	—	9
Sales	—	(19)	—	(19)
Amortization	(6,263)	(654)	(11,232)	(902)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance before valuation allowance at period end	228,912	33,171	228,912	33,171

Valuation Allowance for Impairment of Mortgage Servicing Rights:
Balance at beginning of period	(5,061)	(106)	(7,547)	—
Reversals (additions)	1,222	(1,518)	3,708	(1,624)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance at period end	(3,839)	(1,624)	(3,839)	(1,624)

Mortgage Servicing Rights, net	$225,073	$31,547	$225,073	$31,547

Estimated Fair Value of MSRs at period end	$242,104	$31,580	$242,104	$31,580

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its June 30, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
12-month period ending June 30,	amortization
(in thousands)
2014	$24,167
2015	23,175
2016	21,614
2017	20,246
2018	18,701
Thereafter	121,009

Total	$228,912

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Contractual servicing fees	$11,534	$1,758	$20,471	$2,410

Note 16—Securities Sold Under Agreements to Repurchase at Fair Value

As of and during the quarter and six months ended June 30, 2013, the Company had no securities sold under agreements to repurchase outstanding. Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the quarter ended:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	—	$157,289	—	$157,289
Weighted-average interest rate	—	0.60%	—	0.60%
Fair value of securities securing agreements to repurchase	—	$167,446	—	$167,446
During the period:
Weighted-average interest rate	—	0.59%	—	0.69%
Average balance of securities sold under agreements to repurchase	—	$154,233	—	$111,631
Total interest expense	—	$231	—	$389
Maximum daily amount outstanding	—	$160,334	—	$160,334

Note 17—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$1,243,949	$418,019	$1,243,949	$418,019
Unused amount(1)	$706,051	$231,981	$706,051	$231,981
Weighted-average interest rate	2.07%	2.51%	2.07%	2.51%
Fair value of mortgage loans acquired for sale securing agreements to repurchase	$1,305,009	$459,616	$1,305,009	$459,616
During the period:
Weighted-average interest rate during the period (2)	2.05%	2.16%	2.16%	2.14%
Average balance of loans sold under agreements to repurchase	$966,165	$242,732	$870,821	$210,298
Total interest expense	$6,652	$1,909	$12,827	$3,274
Maximum daily amount outstanding	$1,489,070	$418,027	$1,489,070	$418,027

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $1.5 million and $3.1 million during the quarter and six months ended June 30, 2013, respectively, and $584,000 and $1.0 million during the quarter and six months ended June 30, 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at June 30, 2013	Balance
(in thousands)
Within 30 days	$77,377
Over 30 to 90 days	1,070,443
Over 90 days to 180 days	96,129
Over 180 days to 1 year	—

$1,243,949

Weighted average maturity (in months)	2.51

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $19.8 million and $4.1 million on deposit with its loan repurchase agreement counterparties at June 30, 2013 and December 31, 2012, respectively. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of June 30, 2013:

		Weighted-average
		maturity of advances	Facility
Counterparty	Amount at risk	under repurchase agreements	maturity
	(in thousands)
Citibank, N.A.	$13,233	July 25, 2013	July 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$26,933	October 8, 2013	October 31, 2014(1)
Bank of America, N.A.	$33,487	September 24, 2013	January 2, 2014
Morgan Stanley Bank, N.A.	$3,918	August 18, 2013	November 19, 2013
Barclays Bank PLC	$1,928	July 1, 2013	July 1, 2013

(1)	The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Note 18—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$313,862	$412,495	$313,862	$412,495
Unused amount (1)	$436,138	$237,506	$436,138	$237,506
Weighted-average interest rate	3.50%	3.96%	3.50%	3.96%
Fair value of mortgage loans at fair value and REO securing agreements to repurchase	$1,260,652	$831,124	$1,260,652	$831,124
During the period:
Weighted-average interest rate (2)	3.35%	4.27%	3.39%	4.30%
Average balance of loans sold under agreements to repurchase	$414,053	$321,932	$428,025	$303,875
Total interest expense	$3,985	$3,473	$8,343	$6,611
Maximum daily amount outstanding	$606,183	$417,292	$606,183	$417,292

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $484,000 and $1,047,315 during the quarter and six months ended June 30, 2013, respectively, and $547,000 and $1,579,245 during the quarter and six months ended June 30, 2012, respectively.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at June 30, 2013	Balance
(in thousands)
Within 30 days	$227,166
Over 30 to 90 days	—
Over 90 days to 180 days	—
Over 180 days to 1 year	86,696

$313,862

Weighted average maturity (in months)	5.1

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. The Company had no margin deposits as of June 30, 2013 and as of December 31, 2012, the Company had $379,000 on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of June 30, 2013:

		Facility
Counterparty	Amount at risk	maturity
	(in thousands)
Citibank, N.A.	$753,278	July 25, 2013
Credit Suisse First Boston Mortgage Capital LLC	$192,838	October 31, 2014(1)

(1)	The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Note 19—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

Following is a summary of financial information relating to REO financed under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$8,085	$19,909	$8,085	$19,909
Unused amount(1)	$91,915	$80,091	$91,915	$80,091
Weighted-average interest rate	3.95%	3.95%	3.95%	3.95%
Fair value of loans and REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase	$44,293	$42,938	$44,293	$42,938
During the period:
Weighted-average interest rate(2)	4.02%	4.19%	4.11%	4.20%
Average balance of REO sold under agreements to repurchase	$5,131	$17,408	$5,164	$20,999
Total interest expense	$177	$309	$357	$696
Maximum daily amount outstanding	$13,703	$21,744	$13,703	$27,494

(1)	The amount the Company is able to borrow under repurchase agreements is subject to a sublimit of the commitment amount available pursuant to the repurchase facility for mortgage loans at fair value. The facility is tied to the fair value of unencumbered REO eligible for contribution to the subsidiary, whose stock is pledged to secure those agreements, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral so contributed.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 and $250,000 during the quarter and six months ended June 30, 2013, respectively, and $125,000 and $250,000 during the quarter and six months ended June 30, 2012, respectively.

The repurchase agreement collateralized by REO has a remaining term of approximately 12 months at June 30, 2013.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the REOs decreases. The Company had no margin deposits as of June 30, 2013 and December 31, 2012.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s REO held in a consolidated subsidiary, whose stock is pledged to secure agreements to repurchase is summarized by counterparty below as of June 30, 2013:

Counterparty	Amount at risk	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$36,199	October 31, 2014(1)

(1) The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Note 20—Exchangeable Senior Notes

On April 30, 2013, PennyMac Corp. (“PMC”) issued in a private offering $250 million aggregate principal amount of its Exchangeable Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 5.375% per year, payable semiannually. The exchange rate initially equals 33.5149 common shares per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $29.84 per common share). The exchange rate will be subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

The Notes are fully and unconditionally guaranteed by the Company and exchangeable for the Company’s common shares at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The net proceeds from the Notes are intended to be used to fund the business and investment activities of the Company, which may include the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of its correspondent lending business, including the purchase of jumbo loans; the repayment of other indebtedness; and for general corporate purposes.

Following is financial information relating to the Notes:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$250,000	$—	$250,000	$—
Weighted-average interest rate	5.38%	0.00%	5.38%	0.00%
During the period:
Average balance	$170,330	$—	$85,635	$—
Maximum daily amount outstanding	$250,000	$—	$250,000	$—
Interest expense (1)	$2,384	$—	$2,384	$—

(1)	Total interest expense includes amortization of debt issuance costs of $144,000 during the quarter and six months ended June 30, 2013. Unamortized debt issuance costs totaled $7.3 million at June 30, 2013.

Note 21—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$244,047	$16,693	$244,047	$16,693
Weighted-average interest rate	3.00%	4.24%	3.00%	4.24%
Fair value of underlying loans and REO	$242,621	$17,468	$242,621	$17,468
During the period:
Weighted-average interest rate	3.00%	3.87%	3.00%	4.01%
Average balance	$33,097	$79,761	$16,640	$113,136
Interest expense	$251	$781	$251	$2,296

Note 22—Recourse liability

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

The Company records a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s Recourse liability in the consolidated balance sheets:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$6,231	$631	$4,441	$205
Provisions for losses	1,437	618	3,227	1,044
Incurred losses	—	—	—	—

Balance, end of period	$7,668	$1,249	$7,668	$1,249

Following is a summary of the Company’s repurchase activity:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$292	$—	$1,208	$—
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$394	$—	$1,104	$—
At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$824	$—	$824	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$19,829,437	$3,019,360	$19,829,437	$3,019,360

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

Note 23—Commitments and Contingencies

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2013, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

June 30, 2013
(in thousands)
Commitments to purchase mortgage loans :
Correspondent lending	$1,607,351
Other mortgage loans	$319,067

Note 24—Shareholders’ Equity

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

During the six months ended June 30, 2012, the Company sold common shares under a Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. and under an ATM Equity OfferingSM Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated. Pursuant to the Controlled Equity Offering Sales Agreement and the ATM Equity OfferingSM Sales Agreement, the Company sold 2,685,710 of its common shares at a weighted average price of $18.43 per share, providing net proceeds to the Company of $48.5 million, net of sales commissions. The sales agents received a total of approximately $967,000, which represents an average commission of approximately 2.0% of the gross sales price. Proceeds from the issuance of these shares were used to fund a portion of the purchase price of portfolios of residential mortgage whole loans, to fund the continued growth of the correspondent lending business, and for general corporate purposes.

At June 30, 2013, the Company had no availability for issuance under our Controlled Equity Offering Sales Agreement and approximately $197.5 million available for issuance under our ATM Equity Offering Sales AgreementSM. The Company has not sold any common shares under the Controlled Equity Offering Sales Agreement or the ATM Equity OfferingSM Sales Agreement during the six months ended June 30, 2013.

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

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to make to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $1,960,844 and the maximum amount that may be paid under the agreement is $5.9 million. The reimbursement agreement expires on February 1, 2019. Management has concluded that these amounts are likely to be paid and has recognized a liability for reimbursement to PCM and payment of the underwriting discount as a reduction of additional paid-in capital.

Note 25—Net Gain on Mortgage Loans Acquired For Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash gain (loss):
Sales proceeds	$(71,706)	$5,396	$(98,952)	$5,944
Hedging activities	32,092	(14,923)	45,705	(15,726)

	(39,614)	(9,527)	(53,247)	(9,782)
Non cash gain:
Change in fair value of IRLCs	(28,020)	8,625	(36,446)	7,161
Receipt of MSRs in loan sale transactions	51,055	16,960	107,271	29,889
Provision for losses relating to representations and warranties provided in loan sales	(1,437)	(618)	(3,227)	(1,044)
Change in fair value relating to loans and hedging derivatives held at period end:
Mortgage loans	(34,572)	4,644	(36,994)	5,825
Hedging derivatives	97,026	(2,038)	96,360	(633)

	62,454	2,606	59,366	5,192

	$44,438	$18,046	$73,717	$31,416

Note 26—Net Loan Servicing Fees

Net loan servicing fees is summarized for the periods presented below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Servicing fees (1)	$12,307	$1,758	$22,724	$2,410
MSR recapture fee receivable from PLS	368	—	498	—
Effect of MSRs:
Amortization	(6,265)	(654)	(11,232)	(902)
Reversal of (provision for) impairment of MSRs carried at lower of amortized cost or fair value	1,222	(1,518)	3,708	(1,624)
Change in fair value of MSRs carried at fair value	260	(441)	193	(542)
Losses on hedging derivatives	—	—	(1,988)	—

	(4,783)	(2,613)	(9,319)	(3,068)

Net loan servicing fees	$7,892	$(855)	$13,903	$(658)

(1)	Includes contractually specified servicing and ancillary fees.

Note 27—Share-Based Compensation Plans

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

The Company’s estimate of value included assumed grantee forfeiture rates of 15% per year, except for certain of PMT’s officers and its board of trustees, for which no turnover was assumed.

The table below summarizes restricted share unit activity and compensation expense:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Number of units:
Outstanding at beginning of period	577,064	403,389	665,617	491,809
Granted	250,948	350,000	250,948	350,000
Vested	(87,154)	(400)	(172,923)	(87,899)
Canceled	—	(1,500)	(2,784)	(2,421)

Outstanding at end of period	740,858	751,489	740,858	751,489

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$15.89	$11.54	$15.92	$12.57
Granted	$23.91	$18.91	$23.91	$18.91
Vested	$18.91	$14.97	$17.59	$17.26
Expired or canceled	$—	$17.88	$14.81	$17.88
Outstanding at end of period	$18.25	$14.96	$18.25	$14.96
Compensation expense recorded during the period	$1,252,000	$1,376,000	$3,033,000	$2,327,000
Period end:
Units available for future awards(1)	4,045,000	2,619,000	4,045,000	2,619,000
Unamortized compensation cost	$8,092,000	$7,622,000	$8,092,000	$7,622,000

(1)	Based on shares outstanding as of June 30, 2013. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of June 30, 2013, 674,622 restricted share units with a weighted average grant date fair value of $20.40 per share unit are expected to vest over their average remaining vesting period of 31 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 28—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the taxable REIT subsidiary (“TRS”) after tax adjustments related to mortgage servicing rights and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary (“QRS”).

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

The Company had elected to treat two of its subsidiaries as TRSs. In the quarter ended September 30, 2012, the Company revoked the election to treat its wholly owned subsidiary that is the sole general partner of the Operating Partnership as a TRS. As a result, beginning September 1, 2012, one subsidiary, PMC, is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the periods for which TRS treatment had been elected, the sole general partner of the Operating Partnership is included in the consolidated statements of income.

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These returns for 2009 and forward are subject to examination. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit) which relates primarily to the TRSs:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Current (benefit) expense:
Federal	$(21)	$2,100	$(10,746)	$2,806
State	(466)	730	(2,955)	975

Total current expense	(487)	2,830	(13,701)	3,781

Deferred expense:
Federal	9,913	4,138	22,591	7,527
State	3,986	1,438	7,161	2,615

Total deferred expense	13,899	5,576	29,752	10,142

Total provision for income taxes	$13,412	$8,406	$16,051	$13,923

The provision for deferred income taxes for the quarters ended June 30, 2013 and June 30, 2012 primarily relates to mortgage servicing rights the Company received pursuant to sales of mortgage loans with servicing rights retained and a net unrealized valuation loss on REO as detailed below.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate:

	Quarter ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$23,768	35.0%	$13,292	35.0%	$43,345	35.0%	$21,893	35.0%
Effect of non-taxable REIT income	(12,707)	(18.7)%	(6,300)	(16.6)%	(30,198)	(24.4)%	(10,290)	(16.4)%
State income taxes, net of federal benefit	2,288	3.3%	1,408	3.7%	2,734	2.3%	2,333	3.7%
Other	63	0.1%	6	0.0%	170	0.1%	(13)	0.0%
Valuation allowance	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Provision for income taxes	$13,412	19.7%	$8,406	22.1%	$16,051	13.0%	$13,923	22.3%

The Company’s components of the provision for deferred income taxes are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Real estate valuation loss	$577	$(289)	$798	$(677)
Mortgage servicing rights	17,299	6,125	39,799	11,257
Net operating loss carryforward	(3,372)	—	(9,487)	—
Other	(605)	(260)	(1,358)	(438)
Valuation allowance	—	—	—	—

Total provision for deferred income taxes	$13,899	$5,576	$29,752	$10,142

The components of income taxes payable are as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Taxes currently receivable	$20,038	$5,374
Deferred income taxes payable	(71,442)	(41,690)

Income taxes payable	$(51,404)	$(36,316)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	June 30, 2013	December 31, 2012
	(in thousands)
Deferred income tax assets:
REO valuation loss	$7,601	$8,399
Net operating loss carryforward	9,487	—
Other	3,225	1,867

Gross deferred tax assets	20,313	10,266

Deferred income tax liabilities:
Mortgage servicing rights	(91,755)	(51,956)

Gross deferred tax liabilities	(91,755)	(51,956)

Net deferred income tax liability	$(71,442)	$(41,690)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of June 30, 2013 and December 31, 2012.

The Company recorded a deferred tax asset of $9.4 million during the six months ended June 30, 2013, reflecting the benefit of net operating loss carryforwards that generally expire in 2033. At June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at June 30, 2013 and December 31, 2012.

Note 29—Segments and Related Information

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

Financial highlights by operating segment are summarized below:

	Correspondent	Investment	Intersegment
Quarter ended June 30, 2013	lending	activities	elimination & other	Total
	(in thousands)
Revenues:
Net gain on mortgage loans acquired for sale	$44,438	$—	$—	$44,438
Net gain on investments	—	46,834	—	46,834
Interest	9,291	19,260	(1,754)	26,797
Other	4,752	6,876	—	11,628

	58,481	72,970	(1,754)	129,697

Expenses:
Loan fulfillment fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	22,054	—	—	22,054
Interest	7,536	8,362	(1,754)	14,144
Loan servicing fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	201	8,586	—	8,787
Other	587	16,216	—	16,803

	30,378	33,164	(1,754)	61,788

Pre-tax income	$28,103	$39,806	$—	$67,909

Total assets at period end	$1,384,084	$2,260,883	$(201,583)	$3,443,384

	Correspondent lending	Investment activities	Intersegment
Quarter ended June 30, 2012			elimination & other	Total
	(in thousands)
Revenues:
Net gain on mortgage loans acquired for sale	$18,046	$—	$—	$18,046
Net gain on investments	—	27,992	—	27,992
Interest income	3,178	12,881	(57)	16,002
Other	583	1,783	—	2,366

	21,807	42,656	(57)	64,406

Expenses:
Loan fulfillment fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	7,715	—	—	7,715
Interest	1,689	5,071	(57)	6,703
Loan servicing fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	30	4,408	—	4,438
Other	356	7,219	—	7,575

	9,790	16,698	(57)	26,431

Pre-tax income	$12,017	$25,958	$—	$37,975

Total assets at period end	$483,574	$1,413,554	$(6,382)	$1,890,746

	Correspondent	Investment	Intersegment
Six months ended June 30, 2013	lending	activities	elimination & other	Total
	(in thousands)
Revenues:
Net gain on mortgage loans acquired for sale	$73,717	$—	$—	$73,717
Net gain on investments	—	110,814	—	110,814
Interest	15,615	29,852	(1,795)	43,672
Other	10,225	10,321	—	20,546

	99,557	150,987	(1,795)	248,749

Expenses:
Loan fulfillment fees fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	47,014	—	3,284 (1)	50,298
Interest	13,183	13,992	(1,795)	25,380
Loan servicing fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	351	16,162	—	16,513
Other	2,026	30,688	—	32,714

	62,574	60,842	1,489	124,905

Pre-tax income	$36,983	$90,145	$(3,284)	$123,844

Total assets at period end	$1,384,084	$2,260,883	$(201,583)	$3,443,384

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

	Correspondent	Investment	Intersegment
Six months ended June 30, 2012	lending	activities	elimination & other	Total
	(in thousands)
Revenues:
Net gain on mortgage loans acquired for sale	$31,416	$—	$—	$31,416
Net gain on investments	—	39,480	—	39,480
Interest income	5,970	26,530	(73)	32,427
Other	2,044	5,688	—	7,732

	39,430	71,698	(73)	111,055

Expenses:
Loan fulfillment fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	13,839	—	—	13,839
Interest	2,632	10,818	(73)	13,377
Loan servicing fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	77	8,486	—	8,563
Other	564	12,162	—	12,726

	17,112	31,466	(73)	48,505

Pre-tax income	$22,318	$40,232	$—	$62,550

Total assets at period end	$483,574	$1,413,554	$(6,382)	$1,890,746

The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies to the Company’s Annual Report.

Note 30—Supplemental Cash Flow Information

	Six months ended June 30,
	2013	2012
	(in thousands)
Cash paid for interest	$25,543	$12,998
Cash paid for income taxes	$962	$5,345
Non-cash investing activities:
Transfer of mortgage loans to REO	$68,627	$48,442
Purchase of mortgage loans financed through forward purchase agreements	$243,096	$1,070
Transfer of mortgage loans under forward purchase agreements to mortgage loans, at fair value	$—	$101,174
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	$—	$6,642
Receipt of MSRs as proceeds from sales of loans	$107,272	$29,888
Purchase of REO financed through forward purchase agreements	$89	$248
Transfer of REO under forward purchase agreements to REO	$—	$21,032
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$243,096	$1,070
Purchase of REO financed through forward purchase agreements	$89	$248
Transfer of note payable secured by mortgage loans to mortgage loans sold under agreements to repurchase	$—	$26,573
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$16,350	$—

Note 31—Regulatory Net Worth Requirement

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $2.5 million for both Agencies. Management believes PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of June 30, 2013.

Note 32—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On July 24, 2013, PCM committed to purchase on the Company’s behalf a pool of nonperforming mortgage loans with an aggregate unpaid principal balance of $502 million. The pending transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transaction will be completed at all.

•

On July 25, 2013, the Company, through PMC and PennyMac Mortgage Investment Trust Holdings I, LLC (“PMITH”), entered into amendments to (i) its master repurchase agreement, dated December 9, 2010, by and among Citibank, N.A. (“Citi”), PMC, PMITH and PLS (the “Citi NPL Agreement”), and (ii) its master repurchase agreement, dated May 24, 2012, by and among Citi, PMC and PLS (the “Citi Repo Agreement” and, together with the Citi NPL Agreement, the “Citi Agreements”). Under the terms of the amendments, the maturity date of each Citi Agreement was extended to July 24, 2014, and the maximum aggregate purchase price provided for in each Citi Agreement was increased to $1 billion, the available amount of which is reduced under each Citi Agreement by any outstanding repurchase amounts under the other Citi Agreement; provided, however, that the aggregate purchase prices of distressed loans outstanding at any time under the Citi NPL Agreement may not exceed $850 million. All other terms and conditions of the Citi Agreements remain the same in all material respects.

•	On July 26, 2013, the Company settled a commitment to purchase a pool of nonperforming mortgage loans with an aggregate unpaid principal balance totaling approximately $494 million.

•	On August 2, 2013, the Company settled a commitment to purchase a pool of jumbo mortgage loans with an aggregate unpaid principal balance totaling approximately $393 million (the “Jumbo Pool”).

•

On August 2, 2013, the Company financed the Jumbo Pool under that certain Master Repurchase Agreement, dated as of March 29, 2012, by and among Credit Suisse First Boston Mortgage Capital, LLC (“Credit Suisse”), PMITH, the Company and the Operating Partnership (the “CS Repurchase Agreement”). Credit Suisse agreed to finance the Jumbo Pool in accordance with the terms of the CS Repurchase Agreement; provided, however, that the aggregate purchase price of the Jumbo Pool, during the term of the financing, will not be counted for purposes of determining the maximum available purchase price under the CS Repurchase Agreement or under that certain Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, by and among Credit Suisse, PMC, the Company and the Operating Partnership. The aggregate unpaid principal balance of the mortgage loans in the Jumbo Pool was approximately $393 million at the time of financing, and the maturity date with respect to such loans is October 15, 2013. All other terms and conditions of the CS Repurchase Agreement remain the same in all material respects.

•	On August 6, 2013, the Company’s board of trustees declared a cash dividend of $0.57 per share payable on August 30, 2013 to holders of record of the Company’s common shares as of August 19, 2013.

•	All agreements to repurchase assets that matured between June 30, 2013 and the date of this Report were extended or renewed.

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

During the quarter and the six months ended June 30, 2013, we purchased loans with fair values totaling $8.9 billion and $17.8 billion, respectively, in furtherance of our correspondent lending business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”), through the Federal Housing Administration (“FHA”) or insured or guaranteed by the Veterans Administration, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $1.3 million and $2.4 million relating to $4.7 billion and $8.3 billion of fair value loans we sold to PLS for the quarter and six months ended June 30, 2013, respectively, compared to $461,000 and $701,000 relating to $1.6 billion and $2.5 billion of loans at fair value that we sold to PLS for the quarter and six months ended June 30, 2012, respectively.

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs (such as the U.S. Department of the Treasury and HUD’s Home Affordable Modification Program (“HAMP”)), special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and six months ended June 30, 2013, we acquired distressed mortgage loans with fair values totaling $243.2 million and $443.7 million, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $104.8 million and $198.3 million, respectively.

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

•	To the extent that we transfer correspondent lending loans into private label securitizations in the future, we may retain a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities.

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

Observations on Current Market Opportunities

The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the second quarter of 2013, real U.S. gross domestic product expanded at an annual rate of 1.7% compared to revised 1.1% and 1.2% annual rates for the first quarter of 2013 and second quarter of 2012, respectively. Modest economic growth continued to affect unemployment rates during the second quarter of 2013. The national unemployment rate was 7.6% at June 30, 2013 and compares to a revised seasonally adjusted rate of 8.2% at June 30, 2012 and 7.6% at March 31, 2013. Delinquency rates on residential real estate loans remain elevated compared to historical rates. As reported by the Federal Reserve, during the first quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 9.7%, a reduction from 10.5% during the second quarter of 2012.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for June 2013 was 15.2% higher than for June 2012 and the national median existing home price for all housing types was $214,200, a 13.5% increase from June 2012. On a national level, foreclosure filings during the second quarter of 2013 decreased by 23% as compared to the second quarter of 2012. Foreclosure activity across the country is expected to remain above historical average levels through the remainder of 2013 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 4.07% to a low of 3.45% during the second quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first six months of 2013, mortgage interest rates have ranged from a high of 4.46% to a low of 3.34%. During the second quarter of 2012, interest rates for the thirty-year fixed rate mortgage ranged from a high of 3.98% to a low of 3.66%.

Mortgage lenders originated an estimated $495.0 billion of home loans during the second quarter of 2013, down 1.0 percent from the first three months of the year. That pushed year-to-date production volume to slightly less than $1 trillion, and put the market 14.4 percent ahead of the pace set during the first six months of 2012 (Source: Inside Mortgage Finance). However, mortgage originations are forecast to decline, with current industry estimates for the second half of 2013 totally $500 billion.

The potential market opportunity in non-agency jumbo mortgage loans continues to be significant. The first half of 2013 prime jumbo MBS issuance surpassed the total for all of 2012 with a total of securitization deal unpaid principal balance of $7.9 billion. Investor appetite for non-agency MBS is steady and borrower demand is stable as low rates and improving home values drive origination activity. We believe that the Federal Housing Finance Agency (“FHFA”) will execute upon its stated goal to reduce the role of Fannie Mae and Freddie Mac in mortgage finance, and part of that goal will be to reduce agency conforming limits to pre-crisis levels. This would open a significant portion of the jumbo market to non agency securitization and move the market one step closer to normalization. During the six months ended June 30, 2013, we acquired approximately $115.5 million in unpaid principal balance of jumbo loans compared to $10.8 million in unpaid principal balance during all of 2012.

The Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the second quarter of 2013, our Manager reviewed 36 mortgage loan pools with unpaid principal balances totaling approximately $11.1 billion and one pool of real estate acquired in settlement of loans totaling approximately $108 million. This compares to our Manager’s review of 27 mortgage loan pools with unpaid principal balances totaling approximately $2.5 billion and one pool of real estate acquired in settlement of loans totaling approximately $30 million during the second quarter of 2012. We acquired distressed mortgage loans with fair values totaling $243.1 million during the quarter ended June 30, 2013. During the second quarter of 2012 we made acquisitions of distressed mortgage loans totaling $138 million.

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net investment income	$129,697	$64,406	$248,749	$111,055
Pre-tax income by segment (1):
Correspondent lending	$29,857	$12,017	$38,737	$22,318
Investment activities	38,052	25,958	88,391	40,232
Intersegment elimination and other	—	—	(3,284)	—

	$67,909	$37,975	$123,844	$62,550
Net income	$54,497	$29,569	$107,793	$48,627
Earnings per share:
Basic	$0.92	$0.80	$1.81	$1.46
Diluted	$0.86	$0.79	$1.75	$1.46
Dividends per share:
Declared	$0.57	$0.55	$1.14	$1.10
Paid	$0.57	$0.55	$1.14	$1.10
Correspondent lending:
Purchases of mortgage loans for sale	$8,909,988	$3,512,393	$17,759,140	$5,370,540
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$3,909,743	$1,587,745	$9,044,479	$2,680,649
Sales of government-insured and guaranteed loans to PLS	4,733,767	1,620,123	8,282,164	2,458,243

	$8,643,510	$3,207,868	$17,326,643	$5,138,892
MSRs	51,055	16,960	29,888	29,889

	$8,694,565	$3,224,828	$17,356,531	$5,168,781

Investment activities:
Distressed mortgage loans and REO:
Purchases	$243,198	$260,304	$443,671	$260,643
Cash proceeds from liquidation activities	$104,814	$105,458	$198,259	$173,904
MBS:
Purchases	$—	$—	$—	$112,211
Cash proceeds from repayment and sales	$—	$10,171	$—	$21,257
Share prices during the period:
High	$26.07	$20.29	$28.73	$20.29
Low	$19.17	$17.49	$19.17	$16.75
At period end	$22.95	$19.73	$24.24	$19.73
At period end:
Total assets	$3,443,384	$1,890,745	$3,443,384	$1,890,745
Book value per share	$21.06	$19.43	$21.06	$19.43

During the quarter and six months ended June 30, 2013, we recorded net income of $54.5 million and $107.8 million, or $0.86 and $1.75 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2013 reflects net gains on our investments in financial instruments totaling $91.3 million and $184.5 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $38.8 million and $94.4 million of valuation gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value. These gains were supplemented by $26.8 million and $43.7 million of interest income. During the quarter and six months ended June 30, 2013, we purchased $8.9 billion and $17.8 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $44.4 million and $73.7 million, respectively. At June 30, 2013, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, including $290.6 million that were pending sale to PLS.

During the quarter and six months ended June 30, 2012, we recorded net income of $29.6 million and $48.6 million, or $0.79 and $1.46 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2012 reflects net gains on our investments in financial instruments totaling $46.0 million and $70.9 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $21.6 million and $28.3 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $16.0 million and $32.4 million of interest income, respectively. During the quarter and six months ended June 30, 2012, we purchased $3.5 billion and $5.4 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $18.0 million and $31.4 million, respectively. At June 30, 2012, we held mortgage loans acquired for sale with fair values totaling $460.4 million, including $102.2 million that were pending sale to PLS.

Our net income increased during the quarter and six months ended June 30, 2013 as compared to the quarter ended June 30, 2012 due to growth in both our correspondent lending and investment activities segments. During the quarter and six months ended June 30, 2013, we sold $8.7 billion and $17.3 billion in fair value of mortgage loans and issued $10.0 billion and $18.7 billion of IRLCs, an increase of $5.4 billion or 117.4% and $11.0 billion or 157.1%, respectively, from the quarter ended June 30, 2012. As a result of these increases, our gain on mortgage loans acquired for sale increased $26.4 million or 146% and $42.3 million or 135%, respectively. In our investment activities, our average investment portfolio was approximately $1.3 billion during the quarter and six months ended June 30, 2013, an increase of $276.4 million or 27% and $308.7 million or 33% from the quarter and six months ended June 30, 2012. We recognized interest income and net gain on investments totaling approximately $64.1 million and $138.7 million during the quarter and six months ended June 30, 2013, increases of $23.3 million or 57% and $72.8 million or 110%, respectively, from the quarter ended June 30, 2012.

Net Investment Income

During the quarter and six months ended June 30, 2013, we recorded net investment income of $129.7 million and $248.7 million, respectively, comprised primarily of net gains on investments in financial instruments of $91.3 million and $184.5 million supplemented by $26.8 million and $43.7 million of interest income, $4.8 million and $10.2 million of loan origination fees and $7.9 million and $13.9 million of net loan servicing fees, partially offset by $1.9 million and $5.2 million from results of REO, respectively. This compares to net investment income of $64.4 million and $111.1 million recognized during the quarter and six months ended June 30, 2012, comprised primarily of net gains on investments in financial instruments of $46.0 million and $70.9 million supplemented by $16.0 million and $32.4 million of interest income and $2.6 million and $6.3 million from results of REO and negative net loan servicing fees of $855,000 and $658,000, respectively.

Net investment income includes noncash fair value adjustments. Because we have elected to record our mortgage loan investments and our mortgage loan investments under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Net investment income also includes noncash fair value adjustments related to mortgage loans acquired for sale, IRLCs, forward purchase and sale contracts and MBS put and call options.

The fair value adjustments related to our mortgage loan investments, including mortgage loan investments under forward purchase agreements, are included in “Net gain (loss) on investments—Mortgage loans.” The fair value adjustments related to mortgage loans acquired for sale, IRLCs, forward purchase and sale contracts and MBS put and call options are included in “Net gain on mortgage loans acquired for sale.” The amounts of fair value adjustments included for the periods indicated are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net gain or loss on investments—mortgage loans
Mortgage loans	$39,571	$19,161	$95,187	$20,026
Mortgage loans under forward purchase agreements	(777)	1,756	(777)	7,175

	38,794	20,917	94,410	27,201

Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	(34,572)	4,644	(36,994)	5,825
IRLCs	(28,020)	8,625	(36,446)	7,161
Hedging derivatives	97,026	(2,038)	96,360	(633)

	34,434	11,231	22,920	12,353

	$73,228	$32,148	$117,330	$39,554

Cash is generated when mortgage loan investments and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payment of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

During the quarter and six months ended June 30, 2013, we received proceeds from liquidation of mortgage loan investments of $68.4 million and $125.8 million, respectively. For these liquidations, we had recorded $10.7 million and $17.7 million, respectively, of accumulated valuation gains during the period we held the assets and recorded additional gains of $8.0 million and $16.4 million, respectively, when the assets were liquidated.

During the quarter and six months ended June 30, 2012, we received proceeds from liquidations of mortgage loan investments of $52.4 million and $93.1 million, respectively. For these liquidations, we had recorded $5.7 million and $9.7 million, respectively, of accumulated valuation gains during the period we held the assets and recorded additional gains of $6.5 million and $11.3 million, respectively, when the assets were liquidated.

The growth in net investment income reflects the growth in the distressed loan portfolio and correspondent lending activities.

Net investment income on financial instruments is summarized below for the periods presented:

	Quarter ended June 30, 2013
	Net gain	Interest income/expense			Total		Annualized %
	(loss) on		Discount/		revenue/	Average	Interest
	investments	Coupon	fees(1)	Total	expense	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$44,438	$9,292	$—	$9,292	$53,730	$1,042,735	3.52%
Investment activities:
Short-term investments	—	57	—	57	57	82,450	0.27%
Mortgage loans at fair value	47,523	17,052	—	17,052	64,575	1,186,186	5.69%
Mortgage loans under forward purchase agreements at fair value	(689)	260	—	260	(429)	33,010	3.12%

	46,834	17,312	—	17,312	64,146	1,219,196	5.62%

Total investment activities	46,834	17,369	—	17,369	64,203	1,301,646	5.34%

Other interest	—	136	—	136	136

	$91,272	$26,797	$—	$26,797	$118,069	$2,344,381	4.52%

Liabilities:
Assets sold under agreements to repurchase:
Mortgage loans at fair value	$—	$3,501	$484	$3,985	$3,985	$414,054	3.81%
Mortgage loans acquired for sale at fair value	—	5,008	1,519	6,527	6,527	966,165	2.67%
Real estate acquired in settlement of loans	—	52	125	177	177	5,131	13.66%
Senior exchangeable notes	—	2,240	144	2,384	2,384	170,330	5.54%
Notes payable secured by warehouse notes receivable	—	—	125	125	125	—	—
Borrowings under forward purchase agreements	—	251	—	251	251	33,096	3.00%

Interest bearing liabilities	—	11,052	2,397	13,449	13,449	1,588,776	3.39%

Other interest—Servicing	—	695	—	695	695

	$—	$11,747	$2,397	$14,144	$14,144	$1,588,776	3.52%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Quarter ended June 30, 2012
	Net gain	Interest income/expense			Total		Annualized %
	(loss) on		Discount/		revenue/	Average	Interest
	investments	Coupon	fees(1)	Total	expense	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$18,046	$3,157	$—	$3,157	$21,203	$261,470	4.78%
Investment activities:
Short-term investments	—	10	—	10	10	71,728	0.06%
Mortgage-backed securities:
Fannie Mae 30-year fixed	195	920	(130)	790	985	114,301	2.73%
Non-Agency subprime	409	71	95	166	575	49,995	1.32%
Non-Agency Alt-A	94	95	(75)	20	114	6,420	1.23%
Non-Agency prime jumbo	8	26	9	35	43	4,112	3.30%

	706	1,112	(101)	1,011	1,717	174,828	2.29%

Mortgage loans at fair value	24,798	11,439	—	11,439	36,237	718,173	6.30%
Mortgage loans under forward purchase agreements at fair value	2,488	348	—	348	2,836	60,490	2.27%

	27,286	11,787	—	11,787	39,073	778,663	5.99%

Total investment activities	27,992	12,909	(101)	12,808	40,800	1,025,219	5.00%

Other interest	—	37		37	37

	$46,038	$16,103	$(101)	$16,002	$62,040	$1,286,689	4.92%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$232	$—	$232	$232	$154,233	0.59%
Mortgage loans at fair value	—	1,326	583	1,909	1,909	242,732	3.11%
Mortgage loans acquired for sale at fair value	—	3,078	394	3,472	3,472	321,932	4.27%
Real estate acquired in acquired in settlement of loans	—	184	125	309	309	17,408	7.03%
Borrowings under forward purchase agreements	—	781	—	781	781	79,761	3.87%

	—	5,601	1,102	6,703	6,703	816,066	3.25%

Other interest—Servicing	—	—	—	—	—

	$—	$5,601	$1,102	$6,703	$6,703	$816,066	3.25%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Six months ended June 30, 2013
	Net gain	Interest income/expense			Total		Annualized %
	(loss) on		Discount/		revenue/	Average	interest
	investments	Coupon	fees(1)	Total	expense	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$73,717	$15,615	$—	$15,615	$89,332	$937,707	3.33%
Investment activities:
Short-term investments	—	88	—	88	88	73,224	0.24%
Mortgage loans at fair value	111,503	27,549	—	27,549	139,052	1,160,858	4.75%
Mortgage loans under forward purchase agreements at fair value	(689)	260	—	260	(429)	16,596	3.12%

	110,814	27,809	—	27,809	138,623	1,177,454	5.45%

Total investment activities	110,814	27,897	—	27,897	138,711	1,250,678	4.46%

Other interest	—	160	—	160	160

	$184,531	$43,672	$—	$43,672	$228,203	$2,188,385	3.97%

Liabilities:
Assets sold under agreements to repurchase:
Mortgage loans at fair value	$—	$7,295	$1,047	$8,342	$8,342	$428,025	3.88%
Mortgage loans acquired for sale at fair value	—	9,460	3,117	12,577	12,577	870,821	2.87%
Real estate acquired in acquired in settlement of loans	—	107	250	357	357	5,164	13.74%
Senior exchangeable notes	—	2,240	144	2,384	2,384	85,635	5.54%
Notes payable secured by warehouse notes receivable	—	—	250	250	250	—	—
Borrowings under forward purchase agreements	—	251	—	251	251	16,640	3.00%

	—	19,353	4,808	24,161	24,161	1,406,285	3.42%

Other interest—Servicing	—	1,219	—	1,219	1,219

	$—	$20,572	$4,808	$25,380	$25,380	$1,406,285	3.59%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Six months ended June 30, 2012
	Net gain	Interest income/expense			Total		Annualized %
	(loss) on		Discount/		revenue/	Average	interest
	investments	Coupon	fees(1)	Total	expense	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$31,416	$5,948	$—	$5,948	$37,364	$220,882	5.33%
Investment activities:
Short-term investments	—	18	—	18	18	54,635	0.07%
United States Treasury security	—	—	—	—	—	4,945	0.00%
Mortgage-backed securities:
Fannie Mae 30-year fixed	189	920	(130)	790	979	58,422	2.67%
Non-Agency subprime	655	166	378	544	1,199	53,971	1.99%
Non-Agency Alt-A	121	206	(32)	174	295	7,043	4.90%
Non-Agency prime jumbo	98	59	18	77	175	4,623	3.28%

Total mortgage-backed securities	1,063	1,351	234	1,585	2,648	124,059	2.53%

Mortgage loans at fair value	29,229	23,966	—	23,966	53,195	669,807	7.08%
Mortgage loans under forward purchase agreements at fair value	9,188	850	—	850	10,038	88,551	1.90%

	38,417	24,816	—	24,816	63,233	758,358	6.47%

Total investment activities	39,480	26,185	234	26,419	65,899	941,997	5.61%

Other interest	—	60	—	60	60

	$70,896	$32,193	$234	$32,427	$103,323	$1,162,879	5.52%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$—	$389	$—	$389	$389	$111,631	0.69%
Mortgage loans at fair value	—	6,017	593	6,610	6,610	303,875	4.30%
Mortgage loans acquired for sale at fair value	—	2,273	1,000	3,273	3,273	210,298	3.08%
Real estate acquired in acquired in settlement of loans	—	446	250	696	696	20,999	6.56%
Note payable secured by mortgage loans at fair value	—	121	(8)	113	113	3,435	6.47%
Borrowings under forward purchase agreements	—	2,296	—	2,296	2,296	113,136	4.01%

Interest bearing liabilities	—	11,542	1,835	13,377	13,377	763,374	3.47%

Other interest—Servicing	—	—	—	—	—

	$—	$11,542	$1,835	$13,377	$13,377	$763,374	3.47%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

Correspondent Lending

Net Gain on Mortgage Loans Acquired for Sale

During the quarter and six months ended June 30, 2013, we recorded a net gain on mortgage loans acquired for sale of $44.4 million and $73.7 million, respectively, which included approximately $51.1 million and $107.3 million, respectively, in fair value of MSRs received as part of the proceeds from our correspondent lending loan sales.

During the quarter and six months ended June 30, 2012, we recorded a net gain on mortgage loans acquired for sale of $18.0 million and $31.4 million, respectively, which included approximately $17.0 million and $29.9 million, respectively, in fair value of MSRs received as part of the proceeds from our correspondent lending sales.

Our gains on mortgage loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Cash gain (loss):
Sales proceeds	$(71,706)	$5,396	$(98,952)	$5,944
Hedging activities	32,092	(14,923)	45,705	(15,726)

	(39,614)	(9,527)	(53,247)	(9,782)
Non cash gain:
Change in fair value of IRLCs	(28,020)	8,625	(36,446)	7,162
Receipt of MSRs in loan sale transactions	51,055	16,960	107,271	29,888
Provision for losses relating to representations and warranties provided in loan sales	(1,437)	(618)	(3,227)	(1,044)
Change in fair value relating to loans and hedging derivatives held at period end:
Mortgage loans	(34,572)	4,644	(36,994)	5,825
Hedging derivatives	97,026	(2,038)	96,360	(633)

	62,454	2,606	59,366	5,192

	$44,438	$18,046	$73,717	$31,416

Increase (decrease) in gain on mortgage loans acquired for sale due to:
Change in IRLCs fair value	$(36,645)	$8,747	$(43,608)	$7,265
Volume of loans sold	26,289	9,351	75,103	24,086
Gain margin	36,748	(92)	10,806	(59)

Total change	$26,392	$18,006	$42,301	$31,292

Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The change in our cash gain on sale from the quarter ended June 30, 2012 to the quarter ended June 30, 2013 reflects the cash losses based on prevailing market conditions during the respective periods. During the quarter and six months ended June 30, 2012, mortgage interest rates were generally decreasing, resulting in larger cash gains. During the quarter and six months ended June 30, 2013, mortgage interest rates were generally increasing, resulting in reduced cash gains. In addition, during the quarter and six months ended June 30, 2013, pricing margins were compressed as compared to the quarter ended June 30, 2012, due to increasing competition in the market for mortgage loans.

We recognize a substantial portion of our gain on mortgage loans held for sale at fair value before we purchase the loan. In the course of our correspondent lending activities, we make contractual commitments to correspondent lenders to purchase loans at specified terms. We call these commitments interest rate lock commitments (“IRLCs”). We recognize the value of IRLCs at the time we make the commitment to the correspondent lender.

An active, observable market for IRLCs does not exist. Therefore, we estimate the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimate of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”). Changes in our estimate of the probability the loan will fund and changes in interest rates are updated as the mortgage loans move through the purchase process and may result in changes in the estimates of the value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs in our gain on mortgage loans acquired for sale.

The significant unobservable inputs we use in the fair value measurement of our IRLCs are the pull-through rate and the MSR component of our estimate of the value of the mortgage loans we have committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value in comparison to the agreed-upon purchase price.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	June 30, 2013	December 31, 2012
	Range (Weighted average)
Key Inputs
Pull-through rate	55.3% – 98.0%	44.2% – 98.0%
	(87.6%)	(80.6%)
MSR value expressed as:
Servicing fee multiple	1.6 - 5.2	1.8 - 4.8
	(4.5)	(4.5)
Percentage of unpaid principal balance	0.4% – 1.3%	0.4% – 1.2%
	(1.1%)	(1.1%)

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans. As discussed in Net loan servicing fees, below, how much of the MSR we realize in cash relies on how our initial estimates of the future cash flows accruing to the MSRs are realized. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$3,840,110	$27,346	$1,486,109	$56,193
Average servicing fee rate (in basis points)	28	27	25	25
Pricing spread (1)	5.4% – 13.5%	6.6% – 11.9%	7.5% – 22.8%	7.5% – 14.3%
	(6.5%)	(7.5%)	(8.2%)	(8.5%)
Life (in years)	2.6 - 6.9	6.3 - 6.9	2.5 - 6.4	2.5 - 6.4
	(6.4)	(6.8)	(6.4)	(6.3)
Annual total prepayment speed (2)	8.5% – 23.6%	8.8% – 13.6%	7.9% – 36.9%	7.9% – 36.9%
	(9.1%)	(9.3%)	(9.0%)	(9.7%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140
	($68)	($68)	($68)	($70)

	Six months ended June 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$8,843,667	$29,946	$2,504,900	$106,033
Average servicing fee rate (in basis points)	26	27	25	25
Pricing spread (1)	5.4% – 14.4%	6.6% – 14.4%	7.5% – 22.8%	7.5% – 14.6%
	(6.8%)	(7.6%)	(7.9%)	(8.4%)
Life (in years)	2.6 - 6.9	2.8 - 6.9	2.5 - 6.7	2.5 - 6.7
	(6.4)	(6.7)	(6.4)	(6.1)
Annual total prepayment speed (2)	8.5% – 23.6%	8.8% – 27.0%	7.8% – 36.9%	7.8% – 39.9%
	(9.1%)	(9.7%)	(8.6%)	(10.8%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140
	($68)	($68)	($68)	($77)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using life total CPR.

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

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent lenders that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that originator.

The method used to estimate the liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

Following is a summary of our Recourse liability in the consolidated balance sheets:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$6,231	$631	$4,441	$205
Provisions for losses	1,437	618	3,227	1,044
Incurred losses	—	—	—	—

Balance, end of period	$7,668	$1,249	$7,668	$1,249

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$292	$—	$1,208	$—
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$394	$—	$1,104	$—
At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$824	$—	$824	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$19,829,437	$3,019,360	$19,829,437	$3,019,360

During the quarter and six months ended June 30, 2013, we repurchased mortgage loans with unpaid balances totaling $292,000 and $1.2 million respectively, and incurred no losses relating to such repurchases. However, as the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. As economic fundamentals change, and as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change, the level of repurchase activity and ensuing losses will change, which may be material to us.

The level of the recourse liability is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Our hedging activities relating to correspondent lending primarily involve forward sales of our inventory and commitments to purchase mortgage loans as well as purchases of options to sell and options to purchase MBS. While we held Agency MBS, we hedged the interest rate fluctuations on indebtedness incurred to finance our investment in Agency MBS using interest rate swaption agreements.

Following is a summary of the notional activity in our hedging derivatives for the periods presented:

	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended June 30, 2013
MBS put options	225,000	1,545,000	(1,310,000)	460,000
MBS call options	350,000	1,000,000	(625,000)	725,000
Forward purchase contracts	1,890,960	15,323,298	(11,802,474)	5,411,784
Forward sales contracts	3,224,190	20,418,956	(15,915,080)	7,728,066

	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Six months ended June 30, 2013
MBS put options	495,000	3,025,000	(3,060,000)	460,000
MBS call options	—	1,900,000	(1,175,000)	725,000
Forward purchase contracts	2,206,539	27,765,642	(24,560,397)	5,411,784
Forward sales contracts	4,266,983	38,269,229	(34,808,146)	7,728,066

Investment Activities

Net Gain (Loss) on Investments

During the quarter and six months ended June 30, 2013, we recognized net gains on investments totaling $46.8 million and $110.8 million, respectively. This compares to recognized net gains on investments totaling $28.0 million and $39.5 million, respectively, during the quarter and six months ended June 30, 2012, respectively. The increase for the quarter and six months ended June 30, 2013 as compared to the same prior periods is primarily due to valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements, reflecting continuing improvements in the performance of the residential real estate market. This appreciation was compounded by growth in our average investment in mortgage loans at fair value. The average portfolio balance of mortgage loans at fair value (including mortgage loans under forward purchase agreements) increased $440.5 million or 57%, and $419.1 million or 55%, respectively, during the quarter and six months ended June 30, 2013 as compared to the same prior periods.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Valuation changes:
Performing loans	$4,700	$2,636	$27,684	$4,348
Nonperforming loans	34,094	18,281	66,726	22,853

	38,794	20,917	94,410	27,201
Payoffs	8,040	6,489	16,404	11,336
Sales	—	(120)	—	(120)

	$46,834	$27,286	$110,814	$38,417

The net gains on mortgage loans arising from valuation changes were due to improvements in observed market demand for performing and re-performing distressed loans, changes in the value of loans as the loans moved through the resolution process and continuing improvement in the performance of the residential real estate market.

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $38.8 million and $20.9 million during the quarters ended June 30, 2013 and 2012, respectively, and $94.4 million and $27.2 million in the six months ended June 30, 2013 and 2012, respectively.

Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. During the quarters ended June 30, 2013 and 2012, we received proceeds from liquidation of mortgage loans and REO of $99.4 million and $94.2 million; and during the six month periods ended June 30, 2013 and 2012, we received proceeds from liquidation of mortgage loans and REO totaling $188.8 million and $168.4 million, respectively. For these liquidations, we had recorded accumulated gains on the liquidated assets during the period we held those assets totalling $4.4 million and $5.2 million for the quarters ended June 30, 2013 and 2012, respectively, and $4.8 million and $9.1 million for the six month periods ended June 30, 2013 and 2012, respectively, and we recorded additional gains of $5.1 million and $12.3 million for the quarters ended June 30, 2013 and 2012, and $22.3 million and $10.7 million for the six month periods ended June 30, 2013 and 2012, respectively, when the assets were liquidated.

During the quarters ended June 30, 2013 and 2012, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Number of loans	349	232	642	417
Unpaid principal balance	$94,313	$79,590	$174,956	$141,651
Gain recognized at payoff	$8,040	$6,489	$16,404	$11,336

The increase in gains recognized at payoff for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012 was due to growth in our portfolio of mortgage loans for the quarter ended June 30, 2013 compared to the quarter ended June 30, 2012.

The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
Modification type(1)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)
	(dollar amounts in thousands)
Rate reduction	149	$32,226	83	$21,886	272	$59,131	268	$70,799
Term extension	127	28,816	64	16,494	238	51,396	157	40,926
Capitalization of interest and fees	250	54,442	155	37,204	468	100,627	422	103,259
Principal forbearance	60	16,157	14	4,527	109	25,088	51	15,570
Principal reduction	122	28,056	68	17,489	196	48,397	206	51,538
Total	250	54,442	155	37,204	468	100,627	422	103,259
Defaults of mortgage loans modified in the prior year		$2,796		$828		$7,134		$1,818
As a percentage of balance of loans before modification		10%		7%		9%		11%
Defaults during the period of mortgage loans modified since acquisition(3)		$11,060		$3,913		$20,983		$5,673
As a percentage of balance of loans before modification		6%		5%		11%		7%
Repayments and sales of mortgage loans modified in the prior year		$6,438		$1,043		$17,997		$2,238
As a percentage of balance of loans before modification		18%		7%		18%		12%

(1)	Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

	Quarter ended June 30,				Six months ended June 30,
	2013		2012		2013		2012
	Before	After	Before	After	Before	After	Before	After
Category	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Modification
	(Dollar amounts in thousands)
Loan balance	$218	$197	$240	$226	$215	$197	$245	$226
Remaining term (months)	311	447	306	366	312	445	309	365
Interest rate	5.89%	4.18%	6.35%	4.29%	5.93%	4.17%	6.56%	4.04%
Forbeared principal	$—	$7	$—	$4	$—	$6	$—	$7

Defaults on mortgage loans modified in the prior year period as a percentage of the balance of mortgage loans before modification were comparable between periods presented. We believe that the rate of default on the loans modified in the prior year period represents acceptable performance from our loan modification program.

During the quarter and six months ended June 30, 2012, we recognized a net valuation gain on MBS totaling $706,000 and $1.1 million, respectively. We sold our portfolio of MBS during the quarter ended September 30, 2012 and have not reinvested in such assets through June 30, 2013.

Interest Income

The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended June 30, 2013 vs. Quarter ended June 30, 2012			Six months ended June 30, 2013 vs. Six months ended June 30, 2012
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Correspondent lending:
Mortgage loans acquired for sale at fair value	$(1,026)	$7,161	$6,135	$(2,994)	$12,661	$9,667
Investment activities:
Money market investment	45	2	47	62	8	70
Mortgage backed securities:
FNMA conventional	—	(790)	(790)	—	(790)	(790)
Non-agency subprime	—	(166)	(166)	—	(544)	(544)
Non-agency Alt-A	—	(20)	(20)	—	(174)	(174)
Non-agency prime jumbo	—	(35)	(35)	—	(77)	(77)

Total mortgage backed securities	—	(1,011)	(1,011)	—	(1,585)	(1,585)

Mortgage loans at fair value	(1,209)	6,822	5,613	(9,772)	13,355	3,583
Mortgage loans under forward purchase agreements at fair value	103	(191)	(88)	349	(939)	(590)

Total investment activities	(1,061)	6,633	5,572	(9,361)	12,424	3,063

Other interest	—	99	99	—	100	100

	$(2,087)	$12,882	$10,795	$(12,355)	$23,600	$11,245

In the quarter and six months ended June 30, 2013, we earned interest income of $26.8 million and $43.7 million, respectively, compared to $16.0 million and $32.4 million for the quarter and six months ended June 30, 2012.

We earned interest income of $1.0 million and $1.6 million, respectively, on our portfolio of MBS during the quarter and six months ended June 30, 2012. As noted above, we sold this portfolio during the quarter ended September 30, 2012 and therefore had no income relating to such securities during the quarter and six months ended June 30, 2013.

In the quarter and six months ended June 30, 2013, we recognized interest income on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value of $17.3 million and $27.8 million, respectively, which compares to $11.8 million and $24.8 million, respectively, in the quarter and six months ended June 30, 2012. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $440.5 million and $419.1 million, or 57% and 55%, respectively, for the quarter and six months ended June 30, 2013 when compared to the same period in 2012. During the quarter and six months ended June 30, 2013, we recognized annualized interest on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value of 5.99% and 5.45%, respectively, on our portfolio of mortgage loans at fair value as measured by the portfolio’s average fair value. This compares to 5.99% and 6.47% for the quarter and six months ended June 30, 2012. The decrease in yield during the quarter and six months ended June 30, 2013 as compared to the same period in 2012 is due primarily to the decrease in the weighted average coupon of performing mortgage loans and the increase in the proportion on nonperforming loans in our portfolio. At June 30, 2013, our investment in performing mortgage loans had a weighted average coupon of 4.10% compared to 4.33% at June 30, 2012.

At June 30, 2013, approximately 67% of the fair value of our mortgage loan portfolio was nonperforming, as compared to 59% at June 30, 2012. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we purchase our mortgage loans at substantial discounts to their unpaid principal balances.

The revenue benefits of nonperforming loans and REO generally take longer to realize than those of performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers’ defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At June 30, 2013, we held $1.0 billion in fair value of nonperforming loans and $89 million in carrying value of REO.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2013, we recorded net losses of $1.9 million and $5.2 million in Results of real estate acquired in settlement of loans as compared to net gains totaling $2.6 million and $6.3 million, respectively, for the quarter and six months ended June 30, 2012.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Valuation adjustments, net	$(4,980)	$(3,223)	$(11,069)	$(6,205)
Gain on sale, net	3,049	5,794	5,885	12,493

	(1,931)	2,571	(5,184)	6,288

The shift in results of REO from a gain during the quarter and six months ended June 30, 2012 to a loss during the quarter and six months ended June 30, 2013 was primarily due to valuation adjustments on a few large REO properties.

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

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Servicing fees(1)	$12,307	$1,758	$22,724	$2,410
MSR recapture fee receivable from PLS	368	—	498	—
Effect of MSRs:
Amortization	(6,265)	(654)	(11,232)	(902)
Reversal of (provision for) impairment of MSRs carried at lower of amortized cost or fair value	1,222	(1,518)	3,708	(1,624)
Change in fair value of MSRs carried at fair value	260	(441)	193	(542)
Losses on hedging derivatives	—	—	(1,988)	—

	(4,783)	(2,613)	(9,319)	(3,068)

Net loan servicing fees	$7,892	$(855)	$13,903	$(658)

(1)	Includes contractually specified servicing and ancillary fees.

Our servicing fees increased $10.5 million and $20.3 million, respectively, during the quarter and six months ended June 30, 2013 compared to the same periods ended June 30, 2012 due to the growth in our mortgage loan servicing portfolio. Correspondent lending activity—presently the primary source of our mortgage loan servicing portfolio—began to increase in the fourth quarter of 2011. As a result, our mortgage loan servicing portfolio during the quarter and six months ended June 30, 2012 was much smaller than during the quarter and six months ended June 30, 2013.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. We recognized approximately $368,000 and $498,000, respectively, of such income during the quarter and six months ended June 30, 2013.

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

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

Basis of Accounting	June 30, 2013	December 31, 2012
	(in thousands)
Fair value	$1,828	$1,346

Lower of amortized cost or fair value:
Amortized cost	$228,912	$132,977
Valuation allowance	(3,839)	(7,547)

Carrying value	$225,073	$125,430

Fair value	$242,104	$129,995

Total MSR:
Carrying value	$226,901	$126,776

Fair value	$243,932	$131,341

Unpaid balance of mortgage loans underlying MSRs	$19,850,609	$12,168,940

Average servicing fee rate (in basis points)
Amortization cost	26	26
Fair value	27	27

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions as of the dates presented are as follows:

	June 30, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)
Carrying value	$225,073	$1,828	$125,430	$1,346
Unpaid principal balance of underlying loans	$19,672,990	$177,619	$11,986,957	$181,783
Average servicing fee rate (in basis points)	26	27	26	27
Weighted average coupon rate	3.63%	4.64%	3.70%	4.79%
Pricing spread (1)	5.4% – 18.5%	6.4% – 14.4%	7.5% – 16.5%	7.5% – 16.5%
	(6.0%)	(8.0%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(4,073)	$(30)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(8,021)	$(59)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(15,563)	$(115)	$(7,845)	$(78)
Average life (in years)	2.7 – 6.9	3.2 – 6.9	1.7 – 6.3	1.4 – 6.3
	(6.4)	(6.7)	(6.3)	(6.0)
Prepayment speed (2)	8.5% – 33.0%	8.8% – 29.5%	10.3% – 47.8%	10.3% – 65.9%
	(9.1%)	(10.9%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(5,218)	$(46)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(10,253)	$(91)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(19,811)	$(175)	$(11,436)	$(190)
Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($72)	($68)	($74)
Effect on value of 5% adverse change	$(1,414)	$(16)	$(778)	$(12)
Effect on value of 10% adverse change	$(2,829)	$(31)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(5,658)	$(63)	$(3,112)	$(48)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using life total CPR.

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

Expenses

Our expenses are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Loan fulfillment fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	$22,054	$7,715	$50,298	$13,839
Interest	14,144	6,703	25,380	13,377
Loan servicing payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	8,787	4,438	16,513	8,563
Management fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries	8,455	2,488	14,947	4,292
Professional services	1,339	1,186	3,723	1,628
Compensation	1,438	1,744	3,527	3,045
Other	5,571	2,157	10,517	3,761

	$61,788	$26,431	$124,905	$48,505

Increased expenses during the quarter and six months ended June 30, 2013 compared to the same period in 2012 were primarily a result of the substantial growth in our correspondent lending activities, the growth in the Company’s investment portfolio and the use of borrowings to finance that growth.

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased. The increases of $14.3 million and $36.5 million during the quarter and six months ended June 30, 2013 compared to the same periods in 2012 are due to the substantial growth in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent lending activities.

The effects of changes in the composition of our borrowings on our interest expense during the periods presented are summarized below:

	Quarter ended June 30, 2013 vs. Quarter ended June 30, 2012			Six months ended June 30, 2013 vs. Six months ended June 30, 2012
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total	Rate	Volume	Total
	(in thousands)
Assets sold under agreements to repurchase:
Securities	$—	$(232)	$(232)	$—	$(389)	$(389)
Mortgage loans at fair value	500	1,576	2,076	(716)	2,448	1,732
Mortgage loans acquired for sale at fair value	(1,706)	4,761	3,055	(235)	9,539	9,304
Real estate acquired in settlement of loans	174	(306)	(132)	421	(760)	(339)
Borrowings under forward purchase agreement	(147)	(383)	(530)	(467)	(1,578)	(2,045)
Senior exchangeable notes	—	2,384	2,384	—	2,384	2,384
Note payable secured by warehouse notes receivable	—	125	125	—	250	250
Note payable secured by mortgage loans at fair value	—	—	—	—	(113)	(113)

	(1,179)	7,925	6,746	(997)	11,781	10,784

Other interest—servicing	—	695	695	—	1,219	1,219

	$(1,179)	$8,620	$7,441	$(997)	$13,000	$12,003

During the quarter and six months ended June 30, 2013, we incurred interest expense totaling $14.1 million and $25.4 million, respectively, as compared to $6.7 million and $13.4 million during the quarter and six months ended June 30, 2012. Our interest cost on interest bearing liabilities was 3.39% and 3.42%, respectively, for the quarter and six months ended June 30, 2013 as compared to 3.25% and 3.47%, respectively, for the quarter and six months ended June 30, 2012. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet throughout 2012 and 2013 along with the addition of $250.0 million in exchangeable senior notes during the quarter ended June 30, 2013.

Loan servicing expenses grew from $4.4 million and $8.6 million, respectively, in the quarter and six months ended June 30, 2012 to $8.8 million and $16.5 million, respectively, in the quarter and six months ended June 30, 2013 as our average investment in mortgage loans increased by 57% and 55%, respectively, from the quarter and six months ended June 30, 2012. Included in loan servicing fees were activity-based fees of which the amount increased by $3.7 million and $5.9 million, respectively, generally relating to the increase in loan liquidation activities.

Loan servicing fees payable to Private National Mortgage Acceptance Company, LLC and subsidiaries are summarized below for the periods presented:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Servicing fees
Base	$6,150	$3,110	$11,866	$6,138
Activity-based	2,637	1,328	4,647	2,425

	$8,787	$4,438	$16,513	$8,563

The components of our management fee payable to Private National Mortgage Acceptance Company, LLC and subsidiaries are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Base management fee	$4,575	$2,488	$8,940	$4,292
Performance incentive fee	3,880	—	6,007	—

Total management fee incurred during the period	$8,455	$2,488	$14,947	$4,292

Management fees increased by $6.0 million and $10.7 million, respectively, in the quarter and six months ended June 30, 2013 compared to the same period in 2012, due to the combined effect of growth in shareholders’ equity on the base management fee we pay to PCM combined with recognition of performance incentive fees in 2013 which we did not incur in 2012. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

•

The base management fee rate from 1.5% per year of shareholders’ equity to a base management fee schedule based with tiered management fee rates beginning with a rate of 1.5% per year of shareholders’ equity for the first $2.0 billion of shareholders’ equity and reduced rates as the balance of shareholders’ equity increases. Our shareholders’ equity did not reach a level that would have resulted in a reduced base management fee rate.

•

The definition of “net income” for purposes of determining the performance incentive fee to net income as determined in compliance with U.S. GAAP. Previously, “net income” for purposes of determining the performance incentive fee began with net income as determined in compliance with U.S. GAAP and made adjustments for non-cash gains and losses included in our income. Partly as a result of this change, we recognized $3.9 million and $6.0 million in performance incentive fees during the quarter and six months ended June 30, 2013.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional services expense increased during the six months ended June 30, 2013 as compared to the quarter ended June 30, 2012 due to the heightened level of mortgage investment acquisition activity during the quarter ended March 31, 2013, which requires support in the form of due diligence and legal consultations.

Other expense items increased commensurately with increased business activity and asset growth.

Income Taxes

We had elected to treat two of our subsidiaries as TRSs. In the quarter ended September 30, 2012, we revoked the election to treat our wholly owned subsidiary that is the sole general partner of our Operating Partnership as a TRS. As a result, beginning September 1, 2012 only PMC is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT.

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

Below is a reconciliation of U.S. GAAP net income to estimated taxable income for the six months ended June 30, 2013 and the allocation between the TRS and the REIT:

				Distribution of taxable income
Six months ended June 30, 2013	U.S. GAAP net income	GAAP/Tax differences	Taxable income	Taxable subsidiaries	REIT
	(in thousands)
Net gain (loss) on investments	$110,814	$(25,313)	$85,501	$44,704	$40,797
Interest income	43,672	61	43,733	21,770	21,963
Net gain on mortgage loans acquired for sale	73,717	(94,656)	(20,939)	(20,939)	—
Loan origination fees	10,225	—	10,225	10,225	—
Results of real estate acquired in settlement of loans	(5,182)	(1,793)	(6,975)	(4,180)	(2,795)
Net loan servicing fees	13,903	3,227	17,130	17,130	—
Equity in undistributed earnings of subsidiary	—	—	—	(4,677)	4,677
Other	1,600	132	1,732	279	1,453

Net investment income	248,749	(118,342)	130,407	64,312	66,095
Operating expenses	124,905	1,744	126,649	119,814	6,835
State tax deduction (benefit)	—	(6,002)	(6,002)	(6,016)	14
REIT dividend deduction	—	59,127	59,127	—	59,127

Net expense and deductions	124,905	54,869	179,774	113,798	65,976

Income before provision for income taxes	123,844	(173,211)	(49,367)	(49,486)	119
Provision for income taxes	16,051	(29,752)	(13,701)	(13,848)	147

Net income	$107,793	$(143,459)	$(35,666)	$(35,638)	$(28)

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30, 2013	December 31, 2012
	(in thousands)
Assets
Cash	$27,642	$33,756
Investments:
Short-term investments	73,236	39,017
Mortgage loans acquired for sale at fair value	1,309,830	975,184
Mortgage loans at fair value	1,552,296	1,189,971
Real estate acquired in settlement of loans	88,771	88,078
Mortgage servicing rights	226,901	126,776

	3,251,034	2,419,026
Other assets	164,708	106,881

Total assets	$3,443,384	$2,559,663

Liabilities
Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	$1,243,949	$894,906
Mortgage loans at fair value	313,862	353,805
Real estate acquired in settlement of loans	8,085	7,391
Borrowings under forward purchase agreements	244,047	—
Exchangeable senior notes	250,000	—

	2,059,943	1,256,102
Other liabilities	139,260	102,225

Total liabilities	2,199,203	1,358,327
Shareholders’ equity	1,244,181	1,201,336

Total liabilities and shareholders’ equity	$3,443,384	$2,559,663

Total assets increased by approximately $883.7 million or 35% during the period from December 31, 2012 through June 30, 2013. Growth in total assets reflects growth of investments totaling $832 million or 34% from December 31, 2012. We financed our asset growth through additional borrowings of $803.8 million or 64% compared to December 31, 2012. Net mortgage loan investments (excluding the purchase of correspondent lending loans) increased by $362.3 million or 30% compared to December 31, 2012. The increase is related to purchases of $443.2 million and fair valuation changes of $73.7 million partially offset by repayments of $135.2 million during the period. The valuation changes resulted from a continuing stabilization in home prices and fair value appreciation of the loans as they progress toward their ultimate resolution. Through our correspondent lending activities, we also purchased newly-originated mortgage loans totaling $17.8 billion. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Lending

Following is a summary of our correspondent lending acquisitions:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$4,315,652	$1,826,140	$9,220,206	$2,845,879
Government insured or guaranteed	4,480,570	1,683,608	8,417,013	2,516,712
Jumbo	108,486	2,641	116,641	7,945

	$8,904,708	$3,512,389	$17,753,860	$5,370,536

Fair value of correspondent lending loans in inventory at period-end	$1,309,830	$460,419	$1,309,830	$460,419

During the quarter and six months ended June 30, 2013, we purchased for sale $8.9 billion and $17.8 billion, respectively, in fair value of correspondent lending loans compared to $3.5 billion and $5.4 billion, respectively, in fair value of correspondent lending loans during the quarter and six months ended June 30, 2012. The increase is a result of our growing correspondent seller network relationships as well as the increased mortgage refinance activity due to the low interest rate environment. Our ability to continue the expansion of our correspondent lending business is subject to, among other factors, our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent lending acquisitions as shown in the preceding table:

	Quarter ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
MBS	$—	$—	$—	$112,383
Distressed mortgage loans (1) (2)
Performing	43,923	122,242	57,084	122,242
Nonperforming	198,787	138,441	386,099	138,352

	242,710	260,683	443,183	260,594
REO	—	48	—	48
MSRs	185	16,960	185	29,918

	$242,895	$277,691	$443,368	$402,943

(1)	Performance status as of the date of acquisition.
(2)	All of our distressed asset purchases during the quarter and six months ended June 30, 2013 were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisitions during the quarters ended June 30, 2013 and 2012 were financed primarily through the use of borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	June 30, 2013		December 31, 2012
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$506,964	$768,291	$404,016	$608,833
Nonperforming loans	1,045,332	1,525,826	785,955	1,179,737

	$1,552,296	$2,294,117	$1,189,971	$1,788,570

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$258,165	51%	5.27%	$611,381	58%	6.09%	$201,212	50%	5.01%	$463,657	59%	6.23%
ARM/Hybrid	163,263	32%	3.61%	423,836	41%	5.50%	134,196	33%	3.91%	315,905	40%	5.97%
Interest rate step-up	85,392	17%	2.34%	9,457	1%	2.92%	68,475	17%	2.18%	5,969	1%	2.26%
Balloon	144	0%	2.00%	658	0%	6.26%	133	0%	2.00%	424	0%	8.12%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$506,567	100%	4.22%	$1,045,291	100%	5.82%	$403,870	100%	4.12%	$785,846	100%	6.09%
2nd lien	397	0%	5.36%	38	0%	10.75%	146	0%	6.80%	109	0%	10.90%
Unsecured	—	0%	0.39%	3	0%	0.01%	—	0%	0.00%	—	0%	0.00%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$438,102	86%	4.19%	$748,474	72%	5.69%	$346,301	86%	4.07%	$563,058	72%	6.00%
Investment	60,427	12%	4.50%	294,416	28%	6.17%
property					0%		50,801	12%	4.58%	222,138	28%	6.35%
Other	8,435	2%	4.24%	2,442	0%	5.64%	6,914	2%	3.94%	759	0%	4.94%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$302	0%	4.73%	$—	0%	0.00%	$99	0%	5.56%	$—	0%	5.20%
12 - 35 months	958	0%	4.03%	2,165	0%	4.47%	1,000	0%	2.85%	808	0%	4.97%
36 - 59 months	16,608	4%	4.30%	55,016	5%	6.11%	24,250	6%	4.41%	101,699	13%	6.22%
60 months or	489,096	96%	4.22%	988,151	95%	5.82%
more	—	0%	0.00%	—	0%	0.00%	378,667	94%	4.11%	683,448	87%	6.09%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Origination FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$137,106	27%	4.70%	$237,289	23%	6.12%	$94,928	24%	4.78%	$174,955	22%	6.50%
600-649	103,498	20%	4.63%	202,049	19%	6.03%	78,641	19%	4.47%	154,809	20%	6.27%
650-699	116,988	23%	3.96%	272,232	26%	5.82%	101,173	25%	3.91%	212,916	27%	6.07%
700-749	100,165	20%	3.63%	227,228	22%	5.44%	84,145	21%	3.57%	164,304	21%	5.72%
750 or greater	49,207	10%	3.73%	106,534	10%	5.53%	45,129	11%	3.66%	78,971	10%	5.73%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Current loan- value(1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$98,925	19%	4.82%	$138,239	13%	5.98%	$69,139	17%	5.14%	$85,294	11%	6.28%
80% - 99.99%	134,373	27%	4.29%	199,340	19%	5.84%	83,571	21%	4.74%	139,272	18%	6.21%
100% - 119.99%	141,985	28%	4.08%	232,725	23%	5.88%	95,313	23%	4.03%	171,569	22%	6.20%
120% or greater	131,681	26%	4.01%	475,028	45%	5.78%	155,993	39%	3.65%	389,820	49%	6.03%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
California	$137,155	27%	3.52%	$164,646	16%	4.80%	$112,544	28%	3.45%	$106,667	13%	5.11%
Florida	30,885	6%	4.42%	132,999	13%	6.14%	21,834	5%	3.91%	124,557	16%	6.26%
New York	40,329	8%	3.73%	140,162	13%	6.26%	29,289	7%	3.74%	112,179	14%	6.49%
New Jersey	*	*	*	87,557	8%	5.91%	*	*	*	61,177	8%	6.07%
Other	298,595	59%	4.59%	519,968	50%	6.00%	240,349	60%	4.55%	381,375	49%	6.20%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

	June 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Current	$369,727	73%	4.08%	$—	0%	0.00%	$313,852	78%	3.91%	$—	0%	0.00%
30 days delinquent	85,989	17%	4.51%	—	0%	0.00%	52,651	13%	4.75%	—	0%	0.00%
60 days delinquent	51,248	10%	4.66%	—	0%	0.00%	37,513	9%	4.96%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	523,558	50%	5.50%	—	0%	0.00%	326,073	41%	5.82%
In foreclosure	—	0%	0.00%	521,774	50%	6.16%	—	0%	0.00%	459,882	59%	6.31%

	$506,964	100%	4.22%	$1,045,332	100%	5.83%	$404,016	100%	4.13%	$785,955	100%	6.10%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our mortgage loans measured using “Level 3” inputs:

Range (Weighted Average)
Key Inputs	June 30, 2013	December 31, 2012
Mortgage loans at fair value
Discount rate	8.3% – 19.0%	8.8% – 20.7%
	(12.4%)	(13.1%)
Twelve-month projected housing price index change	3.7% – 6.0%	0.4% – 1.5%
	(4.8%)	(1.1%)
Prepayment speed(1)	0.0% – 4.4%	0.4% – 4.4%
	(2.4%)	(2.2%)
Total prepayment speed (2)	0.0% – 33.3%	5.9% – 31.2%
	(21.7%)	(20.6%)
Mortgage loans under forward purchase agreements
Discount rate	9.5% – 13.4%	—
	(12.6%)	—
Twelve-month projected housing price index change	4.5% – 5.6%	—
	(5.2%)	—
Prepayment speed(1)	1.1% – 2.4%	—
	(1.7%)	—
Total prepayment speed (2)	13.1% – 31.4%	—
	(25.3%)	—

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 13.1% at December 31, 2012 to 12.4% at June 30, 2013 as market participant expected returns for similar assets decreased during the period.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 1.1% at December 31, 2012 to 4.8% at June 30, 2013 due to improvements observed in the residential housing sector increasing the expectation of positive home price appreciation.

The total prepayment speed of our mortgage loans at fair value portfolio increased from 20.6% at December 31, 2012 to 21.7% at June 30, 2013, primarily due to an increase in mortgage loans moving towards resolution.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	June 30, 2013		December 31, 2012
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$66,544	75%	$66,882	76%
Planned unit development	11,417	13%	9,971	11%
Condominium/Co-op	6,141	7%	7,375	9%
5+ dwelling units	4,670	5%	3,851	4%

	$88,772	100%	$88,079	100%

	June 30, 2013		December 31, 2012
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$16,794	19%	$26,650	30%
Florida	10,898	12%	8,549	10%
Illinois	5,463	6%	5,045	6%
Connecticut	3,952	4%	4,168	5%
Pennsylvania	5,014	6%	*	*
South Carolina	5,236	6%	*	*
Washington	—	*	2,861	3%
Other	41,415	47%	40,806	46%

	$88,772	100%	$88,079	100%

*	Not included in the states representing the largest percentages as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended June 30, 2013 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	March 31, 2013
	At Purchase	June 30, 2013
	(dollars in millions)
Unpaid principal balance	$366.2	$339.6
Pool factor*	1.00	0.93
Collection status:
Delinquency
Current	1.6%	6.4%
30 days	1.5%	3.0%
60 days	3.5%	3.5%
over 90 days	82.2%	69.6%
In foreclosure	11.2%	16.1%
REO	0.0%	1.4%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At Purchase	June 30, 2013	At Purchase	June 30, 2013	At Purchase	June 30, 2013	At Purchase	June 30, 2013
	(dollars in millions)
Unpaid principal balance	$290.3	$269.4	$357.2	$310.3	$402.5	$333.7	$0.0	$0.0
Pool factor*	1.00	0.93	1.00	0.87	1.00	0.83	—	—
Collection status:
Delinquency
Current	3.1%	9.3%	0.0%	6.6%	45.0%	50.2%	0.0%	0.0%
30 days	1.3%	2.6%	0.0%	0.4%	4.0%	7.4%	0.0%	0.0%
60 days	5.4%	2.3%	0.1%	0.3%	4.3%	2.0%	0.0%	0.0%
over 90 days	57.8%	42.3%	49.1%	38.4%	31.3%	19.9%	0.0%	0.0%
In foreclosure	32.4%	38.4%	50.8%	46.8%	15.3%	16.7%	0.0%	0.0%
REO	0.0%	5.0%	0.0%	7.6%	0.1%	3.8%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	Purchase	2013	Purchase	2013	Purchase	2013	Purchase	2013
	(dollars in millions)
Unpaid principal balance	$49.0	$40.6	$542.6	$270.0	$259.8	$156.8	$515.1	$276.4
Pool factor*	1.00	0.83	1.00	0.50	1.00	0.60	1.00	0.54
Collection status:
Delinquency
Current	0.2%	24.6%	0.6%	14.8%	11.5%	34.6%	2.0%	28.0%
30 days	0.1%	3.9%	1.3%	3.7%	6.5%	6.0%	1.9%	5.3%
60 days	0.2%	5.1%	2.0%	3.1%	5.2%	3.4%	3.9%	2.6%
over 90 days	70.4%	25.5%	22.6%	20.9%	31.2%	18.7%	25.9%	16.5%
In foreclosure	29.0%	34.9%	73.0%	46.0%	43.9%	32.0%	66.3%	40.8%
REO	0.0%	5.9%	0.4%	11.6%	1.7%	5.3%	0.0%	6.7%

*	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net increase in cash of $27.6 million during the six months ended June 30, 2013. The increase was primarily due to cash provided through our financing activities exceeding cash used in our operating and investing activities. Cash used by operating activities totaled $440.6 million during the six months ended June 30, 2013 and $267.6 million during the six months ended June 30, 2012, primarily due to growth in our inventory of mortgage loans acquired for sale.

Net cash used by investing activities was $50.1 million for the six months ended June 30, 2013. This use of cash reflects the growth of our investment portfolio. We used cash to purchase mortgage loans with fair values of $200.5 million during the six months ended June 30, 2013. Offsetting this use in cash were cash inflows from repayments of mortgage loans and sales of REO totaling $135.2 million and $63.0 million, respectively. During the six months ended June 30, 2012, cash used by investing activities totaled $135.3 million due to our investments of the proceeds from $247.2 million of share issuances to support the financing of purchases of $260.6 million of mortgage loans at fair value and $112.2 million of MBS.

Approximately 60% of our investments, comprised of short-term investments, non-correspondent lending mortgage loans, REO and MSRs, were nonperforming assets as of June 30, 2013. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to begin producing cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the six months ended June 30, 2013, we transferred $68.6 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $135.2 million and $63.0 million, respectively.

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

The following table illustrates the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended June 30,
	2013			2012
		Accumulated	Gain on		Accumulated	Gain on
	Proceeds	gains (losses)(1)	liquidation(2)	Proceeds	gains (losses)(1)	liquidation(2)
	(in thousands)
Mortgage loans	$68,442	$10,699	$8,039	$52,426	$5,671	$6,493
REO	30,993	(6,255)	(2,936)	41,736	(431)	5,794

	$99,435	$4,444	$5,103	$94,162	$5,240	$12,287

	Six months ended June 30,
	2013			2012
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage loans	$125,790	$17,706	$16,404	$93,110	$9,726	$11,340
REO	63,017	(12,866)	(5,708)	75,300	(659)	12,493

	$188,807	$4,840	$10,696	$168,410	$9,067	$23,833

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized as of the date of sale or repayment of the respective asset.

The amounts included in accumulated gains and gain on liquidation do not include the cost of managing the liquidated assets. The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. We do not allocate other costs of managing our assets at a loan level. Rather, they include the amount of accumulated valuation gains and losses recognized throughout the holding period—which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the source of distress in the loan—and in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

Net cash provided by financing activities was $484.5 million for the six months ended June 30, 2013, during which we increased borrowings through the issuance of long-term debt in the form of exchangeable senior notes with a maturity date of May 1, 2020 and through increased borrowings in the form of sales of assets under agreements to repurchase, primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale, mortgage loans at fair value and recording of MSRs through our sale activity. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. However, as our business continues to grow, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our portfolio of distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We do not expect repayments from contractual cash flows from our investments to be a primary source of liquidity as the majority of our distressed asset investments are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with this investment would result from liquidation of the property securing the loan, rather than from scheduled principal payments. Our mortgage loans acquired for sale are generally held by the Company for fifteen days or less, and therefore are not expected to generate significant cash flows from principal repayments.

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

We use debt financing, primarily through the use of repurchase agreements and forward purchase agreements, as a means of extending our balance sheet capacity. Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the six months ended June 30, 2013, the average balance outstanding under agreements to repurchase mortgage loans and REO totaled $1.3 billion, and the maximum daily amount outstanding under such agreements totaled $2.1 billion. The difference between the maximum and average daily amounts outstanding was due to the continuing growth of our investments in these assets. The total facility size of our borrowings was approximately $3.0 billion at June 30, 2013.

As of June 30, 2013 and December 31, 2012, we financed our investments in mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase and forward purchase agreements as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Assets financed	$2,852,574	$1,944,973
Total assets in classes of assets financed	$2,950,897	$2,253,233
Borrowings	$1,809,943	$1,256,102
Percentage of invested assets pledged	97%	86%
Advance rate against pledged assets	63%	65%

The increase in the percentage of assets pledged at June 30, 2013 was primarily due to growth in our inventory of mortgage loans acquired for sale, which are almost 100% pledged, in relation to the growth in our mortgage loans at fair value, along with the acquisition of mortgage loans under forward purchase agreements during the six months ended June 30, 2013, which are fully pledged to secure the related borrowings. In addition, we undertook a project to increase the pledgeability of the distressed assets we hold. The advance rate against pledged assets decreased between December 31, 2012 and June 30, 2013 due to our use of a portion of the proceeds from our exchangeable senior note offering to pay down our borrowings until such time as we deploy the proceeds to purchase additional investments. At June 30, 2013, we had commitments to purchase distressed mortgage loans totaling $319.1 million.

As discussed above, all of our repurchase agreements and forward purchase agreements have short-term maturities:

•

The transactions relating to mortgage loans under agreements to repurchase mature between September 1, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any date of determination, and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•

The transactions relating to REO are secured financings that mature on the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any date of determination, and provide for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the REO.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants currently include the following:

•

profitability at each of the Company and three of our subsidiaries, the Operating Partnership, PMC and PennyMac Mortgage Investment Trust Holdings I, LLC (“PMITH”), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PMC, for both the prior two (2) calendar quarters and the prior three (3) calendar quarters;

•

a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among the Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMITH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMITH;

•

a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Operating Partnership of $700 million; a minimum tangible net worth for PMITH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for the Operating Partnership and PMITH;

•	a maximum ratio of indebtedness related to other than newly originated mortgage loans to tangible net worth of less than 3:1 for PMC; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as the servicer under certain of our debt financing agreements. The most significant financial covenants currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $20 million;

•	a minimum tangible net worth of $90 million; and

•	a maximum ratio of total liabilities to tangible net worth of 10:1.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2013, we had on-balance sheet contractual obligations of $1.8 billion to finance assets under agreements to repurchase with maturities between September 1, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any date of determination, as well as forward purchase agreements with maturities between June 16, 2014 and June 30, 2014. We also had purchase commitments totaling $1.9 billion relating to both our correspondent lending activities and our investment activities and $250.0 million in exchangeable senior notes with a maturity date of May 1, 2020.

As of June 30, 2013, we had contractual obligations to purchase mortgage loans for resale totaling approximately $1.6 billion and mortgage loans at fair value totaling approximately $319.1 million. Of the $1.6 billion in commitments to purchase mortgage loans for resale, we recorded IRLCs of $6.5 million on our balance sheet as assets under the caption Derivative assets and $23.4 million as liabilities under the caption Derivative liabilities.

All agreements to repurchase assets that matured between June 30, 2013 and the date of this Report have been renewed, extended or repaid and are described in Note 17—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 18—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase and Note 19—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,607,351	$1,607,351	$—	$—	$—
Commitments to purchase distressed mortgage loans	319,067	319,067	—	—	—
Loans sold under agreements to repurchase	1,565,896	1,565,896	—	—	—
Borrowings under forward purchase agreements	244,047	244,047	—	—	—
Exchangeable senior notes	250,000	—	—	—	250,000

Total	$3,986,361	$3,736,361	$—	$—	$250,000

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of June 30, 2013:

Counterparty	Amount at risk (in thousands)
Citibank, N.A.	$766,511
Credit Suisse First Boston Mortgage Capital LLC.	255,970
Bank of America, N.A.	33,487
Morgan Stanley Bank, N.A.	3,918
Barclays Bank PLC	1,928

$1,061,814

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

In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, our Servicer has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which our Servicer collected fulfillment fees in such month. In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, our Servicer has agreed to further discount the amount of fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which our Servicer collected fulfillment fees in such month.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value as of June 30, 2013, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$1,391,784	$1,449,007	$1,502,508	$1,598,443	$1,640,788	$1,679,438
Change in fair value:
$	$(160,512)	$(103,289)	$(49,788)	$46,147	$88,492	$127,142
%	(10.34)%	(6.65)%	(3.21)%	2.97%	5.70%	8.19%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$259,765	$250,648	$246,308	$238,030	$234,082	$226,541
Change in fair value:
$	$17,661	$8,545	$4,204	$(4,073)	$(8,021)	$(15,563)
%	7.29%	3.53%	1.74%	-1.68%	-3.31%	-6.43%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$264,997	$253,125	$247,513	$236,886	$231,851	$222,293
Change in fair value:
$	$22,893	$11,021	$5,410	$(5,218)	$(10,253)	$(19,811)
%	9.46%	4.55%	2.23%	-2.16%	-4.23%	-8.18%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$247,761	$244,933	$243,518	$240,689	$239,275	$236,446
Change in fair value:
$	$5,658	$2,829	$1,414	$(1,414)	$(2,829)	$(5,658)
%	2.34%	1.17%	0.58%	-0.58%	-1.17%	-2.34%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of June 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,957	$1,890	$1,858	$1,797	$1,768	$1,713
Change in fair value:
$	$130	$63	$31	$(30)	$(59)	$(115)
%	7.11%	3.44%	1.69%	-1.64%	-3.23%	-6.27%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$2,032	$1,926	$1,876	$1,781	$1,737	$1,653
Change in fair value:
$	$204	$98	$48	$(46)	$(91)	$(175)
%	11.19%	5.37%	2.63%	-2.53%	-4.96%	-9.55%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$1,890	$1,859	$1,843	$1,812	$1,796	$1,765
Change in fair value:
$	$63	$31	$16	$(16)	$(31)	$(63)
%	3.44%	1.72%	0.86%	-0.86%	-1.72%	-3.44%

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

•

limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or of our subsidiaries to qualify as TRSs for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 90 through 91 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 28, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3

First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.11	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.14	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.15	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.16	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.17	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.21	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.23	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.26	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.27	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.28	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.29	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.30	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.31	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.33	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.34	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.35	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.36	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.37	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.38	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.39	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.40	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.41	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.43	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.44	Amendment Number Seven to Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit Description

10.45	Amendment Number Eight to Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.46	Amendment Number Nine to Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.47	Amendment Number Ten to Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.48	Amendment Number Eleven to Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.50	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.51	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.52	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.53	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.56	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.57	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.58	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.59	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.60	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.61	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

Exhibit Number	Exhibit Description

10.62	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.63	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.64	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.65	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.66	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).*

10.67	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.68	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.69	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.70	Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.71	Amendment Number Four to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

10.72	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.73	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.75	Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.76	Amendment Number Three to Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.77	Amendment Number Four to Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.78	Amendment Number Five to Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.79	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.80	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.81	Amendment No. 1 to Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.82	Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.83	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.84	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.86	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.87	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.88	Amendment No. 2 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.89	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.90	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.91	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.92	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.93

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.94	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.95	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.96	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.97	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.98	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp.*

10.99	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp.*

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: August 9, 2013	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: August 9, 2013	By:	/s/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2013

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3

First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Flow Servicing Agreement, dated as of August 4, 2009, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10	Amendment No. 1 to Flow Servicing Agreement, dated as of March 3, 2010, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.6 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.11	Amendment No. 2 to Flow Servicing Agreement, dated as of March 8, 2011, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.12	Amendment No. 3 to Flow Servicing Agreement, dated as of May 17, 2011, by and between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.13	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.14	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.15	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.16	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.17	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.18	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.21	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.22	Guaranty Agreement, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.12 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.23	Amendment Number One to Guaranty Agreement, dated as of August 18, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.16 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Two to Guaranty Agreement, dated as of September 28, 2011, by PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.25	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.26	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.27	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.28	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.29	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.30	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.31	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.32	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.33	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.34	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.35	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.36	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.37	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.38	Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.39	Amendment Number Two to Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.40	Amendment Number Three to Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.41	Amendment Number Four to Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42	Amendment Number Five to Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.43	Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.44	Amendment Number Seven to Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit Description

10.45	Amendment Number Eight to Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.46	Amendment Number Nine to Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.47	Amendment Number Ten to Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.48	Amendment Number Eleven to Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.50	Master Repurchase Agreement, dated as of June 8, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 14, 2011).

10.51	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.52	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.53	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55	Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.56	Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.57	Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.58	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.59	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.60	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.61	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

Exhibit Number	Exhibit Description

10.62	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.63	Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.64	Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.65	Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.66	Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).*

10.67	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.68	Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.69	Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.70	Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.71	Amendment Number Four to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

10.72	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.73	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.75	Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.76	Amendment Number Three to Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.77	Amendment Number Four to Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.78	Amendment Number Five to Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.79	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.80	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.81	Amendment No. 1 to Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.82	Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.83	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.84	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.86	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.87	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.88	Amendment No. 2 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.89	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.90	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.91	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.92	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.93

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.94	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.95	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.96	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.97	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.98	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp.*

10.99	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp.*

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.