Form 10-Q
period 2013-09-30
PennyMac Mortgage Investment Trust
filed 2013-11-12
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2013
Common Shares of Beneficial Interest, $0.01 par value	70,453,582

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Cash	$100,064	$33,756
Short-term investments	80,936	39,017
Mortgage-backed securities at fair value	204,914	—
Agency debt security at fair value	12,578	—
Mortgage loans acquired for sale at fair value (includes $731,717 and $972,079 pledged to secure mortgage loans acquired for sale under agreements to repurchase)	737,114	975,184
Mortgage loans at fair value (includes $1,774,101 and $956,583 pledged to secure repurchase agreements)	1,848,656	1,189,971
Mortgage loans at fair value held by variable interest entity (includes $501,417 collateralized mortgage loans at fair value held by variable interest entity sold under agreement to repurchase and asset-backed secured financing at fair value)	536,776	—
Mortgage loans under forward purchase agreements at fair value (includes $228,086 pledged to secure borrowings under forward purchase agreements)	228,086	—
Derivative assets	18,415	23,706
Real estate acquired in settlement of loans (includes $67,870 and $23,834 pledged to secure real estate acquired in settlement of loans sold under agreements to repurchase)	99,693	88,078
Real estate acquired in settlement of loans under forward purchase agreements, pledged to secure forward purchase agreements	3,509	—
Mortgage servicing rights at lower of amortized cost or fair value	258,678	125,430
Mortgage servicing rights at fair value	10,997	1,346
Excess servicing spread purchased from PennyMac Financial Services, Inc.	2,857	—
Principal and interest collections receivable	22,918	29,204
Principal and interest collections receivable under forward purchase agreements	9,817	—
Interest receivable	6,022	3,029
Servicing advances	43,741	32,191
Due from PennyMac Financial Services, Inc.	113	4,829
Other assets	23,347	13,922

Total assets	$4,249,231	$2,559,663

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$196,032	$—
Mortgage loans acquired for sale at fair value	670,311	894,906
Mortgage loans at fair value	797,715	353,805
Mortgage loans at fair value held by variable interest entity	293,772	—
Real estate acquired in settlement of loans	22,228	7,391
Borrowings under forward purchase agreements	229,841	—
Asset-backed secured financing at fair value	170,008	—
Exchangeable senior notes	250,000	—
Derivative liabilities	5,898	967
Accounts payable and accrued liabilities	34,649	48,285
Due to PennyMac Financial Services, Inc.	20,030	12,216
Income taxes payable	54,840	36,316
Liability for losses under representations and warranties	9,142	4,441

Total liabilities	2,754,466	1,358,327

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 70,453,326 and 58,904,456 common shares, respectively	705	589
Additional paid-in capital	1,383,082	1,129,858
Retained earnings	110,978	70,889

Total shareholders’ equity	1,494,765	1,201,336

Total liabilities and shareholders’ equity	$4,249,231	$2,559,663

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net Investment Income
Net gain on mortgage loans acquired for sale	$11,031	$49,793	$84,748	$81,210
Loan origination fees	4,559	2,836	14,784	4,880
Net interest income:
Interest income	35,278	19,730	78,950	52,157
Interest expense	19,497	8,282	44,877	21,659

	15,781	11,448	34,073	30,498

Net gain (loss) on investments:
Mortgage-backed securities	493	(451)	493	612
Agency debt security	578	—	578	—
Mortgage loans	47,986	26,512	158,800	64,929
Excess servicing spread	29	—	29	—

	49,086	26,061	159,900	65,541

Net loan servicing fees	6,659	(511)	20,562	(1,169)
Results of real estate acquired in settlement of loans	(2,295)	1,288	(7,477)	7,576
Other	1,241	(1)	2,841	56

Net investment income	86,062	90,914	309,431	188,592

Expenses
Expenses payable to
PennyMac Financial Services, Inc.:
Loan fulfillment fees	18,327	17,258	68,625	31,097
Loan servicing fees	10,738	4,600	27,251	13,163
Management fees	8,539	3,672	23,486	7,964
Professional services	2,149	1,693	5,872	3,321
Compensation	2,292	1,997	5,819	5,042
Other	7,955	2,725	18,472	6,486

Total expenses	50,000	31,945	149,525	67,073

Income before provision for income taxes	36,062	58,969	159,906	121,519
(Benefit) provision for income taxes	(3,639)	18,585	12,412	32,508

Net income	$39,701	$40,384	$147,494	$89,011

Earnings per share
Basic	$0.61	$0.81	$2.40	$2.29
Diluted	$0.57	$0.81	$2.29	$2.29
Weighted-average shares outstanding
Basic	64,405	49,078	60,809	38,398
Diluted	73,121	49,463	65,898	38,712
Dividends declared per share	$0.57	$0.55	$1.71	$1.65

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except per share data)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December 31, 2011	28,404,554	$284	$518,272	$27,461	$546,017
Net income	—	—	—	89,011	89,011
Share-based compensation	162,734	2	3,574	—	3,576
Cash dividends, $1.65 per share	—	—	—	(61,245)	(61,245)
Proceeds from offerings of common shares	30,336,393	303	607,881	—	608,184
Underwriting and offering costs	—	—	(1,340)	—	(1,340)

Balance at September 30, 2012	58,903,681	589	1,128,387	55,227	1,184,203

Balance at December 31, 2012	58,904,456	$589	$1,129,858	$70,889	$1,201,336
Net income	—	—	—	147,494	147,494
Share-based compensation	248,870	3	4,063	—	4,066
Cash dividends, $1.71 per share	—	—	—	(107,405)	(107,405)
Proceeds from offerings of common shares	11,300,000	113	261,482	—	261,595
Underwriting and offering costs	—	—	(12,321)	—	(12,321)

Balance at September 30, 2013	70,453,326	$705	$1,383,082	$110,978	$1,494,765

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$147,494	$89,011
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans at fair value	(158,800)	(64,929)
Net gain on mortgage-backed securities at fair value	(5,356)	(612)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest and advances on mortgage loans at fair value	(25,017)	(16,558)
Net gain on mortgage loans acquired for sale at fair value	(84,748)	(81,210)
Net gain on excess servicing spread	(29)	—
Results of real estate acquired in settlement of loans	7,477	(7,576)
Change in fair value of Agency debt security	(578)	—
Change in fair value, amortization and impairment of mortgage servicing rights	17,200	7,456
Amortization of credit facility commitment fees and debt issuance costs	6,280	2,002
Accrual of costs related to forward purchase agreements	3,420	3,421
Share-based compensation expense	4,066	3,576
Purchases of mortgage loans acquired for sale at fair value	(25,996,695)	(11,967,678)
Sales of mortgage loans acquired for sale at fair value to nonaffiliates	13,229,726	6,254,411
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	12,429,698	5,108,340
Decrease (increase) in principal and interest collections receivable	6,286	(21,352)
(Increase) decrease in principal and interest collections receivable under forward purchase agreements	(9,817)	5,299
Increase in interest receivable	(2,993)	(833)
Decrease (increase) in due from PennyMac Financial Services, Inc.	4,716	(1,657)
Increase in other assets	(18,999)	(10,356)
(Decrease) increase in accounts payable and accrued liabilities	(12,434)	16,257
Increase (decrease) in payable to PennyMac Financial Services, Inc.	8,414	(2,354)
Increase in income taxes payable	18,524	23,163

Net cash used by operating activities	(432,165)	(662,179)

Cash flows from investing activities
Net increase in short-term investments	(41,919)	(8,003)
Purchase of Agency debt security	(12,000)	—
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(2,828)	—
Maturity of United States Treasury security	—	50,000
Purchases of mortgage-backed securities at fair value	(199,558)	(112,211)
Repayments of mortgage-backed securities at fair value	—	165,949
Sales of mortgage-back securities at fair value	—	23,218
Purchases of mortgage loans at fair value	(779,015)	(411,368)
Repayments of mortgage loans at fair value	193,914	128,116
Repayments of mortgage loans under forward purchase agreements at fair value	8,000	14,292
Purchase of real estate acquired in settlement of loans	(82)	(48)
Sales of real estate acquired in settlement of loans	98,103	104,367
Sales of real estate acquired in settlement of loans under forward purchase agreements	65	9,912
Purchases of mortgage servicing rights	(1,881)	(23)
Sales of mortgage servicing rights	—	104
Increase in margin deposits and restricted cash	(22,314)	(18,776)

Net cash used by investing activities	(759,515)	(54,471)

Cash flows from financing activities
Sales of securities under agreements to repurchase	196,032	752,343
Repurchases of securities sold under agreements to repurchase	—	(867,836)
Sales of mortgage loans acquired for sale at fair value under agreements to repurchase	24,190,931	11,018,768
Repurchase of mortgage loans acquired for sale at fair value under agreements to repurchase	(24,415,526)	(10,475,974)
Sales of mortgage loans at fair value and held by variable interest entity under agreements to repurchase	1,428,255	267,074
Repurchases of mortgage loans at fair value and held by variable interest entity sold under agreements to repurchase	(665,432)	(295,111)
Repayments of note payable secured by mortgage loans at fair value	—	(2,044)
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	12,271	10,753
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	(22,575)	(26,532)
Repayments of borrowings under forward purchase agreements	(18,618)	(157,166)
Proceeds from asset-backed secured financing	170,008	—
Payment of underwriting fees payable	(1,802)	—
Issuance of exchangeable senior notes	250,000	—
Payment of exchangeable senior notes issuance costs	(7,425)	—
Proceeds from issuance of common shares	261,595	608,184
Payment of common share underwriting and offering costs	(12,321)	(1,340)
Payments of dividends	(107,405)	(61,245)

Net cash provided by financing activities	1,257,988	769,874

Net increase in cash	66,308	53,224
Cash at beginning of period	33,756	14,589

Cash at end of period	$100,064	$67,813

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

The Company operates in two segments: correspondent lending and investment activities:

•	The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”), subsidiaries of PennyMac Financial Services, Inc.

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

•	The investment activities segment represents the Company’s investments mortgage-related assets, including in distressed mortgage loans, real estate acquired in settlement of loans (“REO”), MBS and mortgage servicing rights (“MSRs”). The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

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

The Company believes that it qualifies, and has elected to be taxed, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company has to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

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

The Company enters into various types of on- and off-balance sheet transactions with special purpose entities (SPEs), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, the Company transfers mortgage loans on its balance sheet to an SPE, which then issues to investors various forms of interests in those assets. In a securitization transaction, the Company typically receives cash and/or interests in an SPE in exchange for the assets the Company transfers.

SPEs are generally considered variable interest entities (VIEs). A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns.

The Company is a variable interest holder in certain VIEs. The Company consolidates the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

At present, the Company only consolidates a VIE that it established as a statutory trust for the purpose of effecting securitizations of mortgage loans. For financial reporting purposes, the underlying loans and securities owned by the consolidated VIE are shown under Mortgage loans at fair value held by variable interest entity on the Company’s consolidated balance sheets. The securities issued to third parties by the consolidated VIE are shown as secured borrowings under Asset-backed secured financing on the Company’s consolidated balance sheets. The Company includes the interest income earned on the loans owned at the VIE and interest expense attributable to the asset-backed securities issued by the VIE on its consolidated income statements.

As disclosed in Note 2—Concentration of Risks, the Company also consolidates certain assets held by a third-party VIE.

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the periods ended September 30, 2013 are not necessarily indicative of the results for the year ending December 31, 2013.

Reclassification of previously presented balances

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

•	Interest expense is presented along with Interest income as a new caption of Net interest income is to better reflect the Company’s results due to growth in its portfolio of interest-earning assets. This reclassification results in the presentation of Net interest income, a reduction in Net investment income and a decrease in Expenses.

•	Loan servicing fees payable to PennyMac Financial Services, Inc. is presented without the inclusion of expenses payable to nonaffiliates. Previously, Loan servicing expense included amounts payable to PennyMac Financial Services, Inc. and to nonaffiliates. Amounts payable to nonaffiliates have been reclassified to Other expenses.

Following is a summary of the reclassifications for the periods presented:

	As reported		As previously reported		Reclassification
	Quarter ended September 30, 2012	Nine months ended September 30, 2012	Quarter ended September 30, 2012	Nine months ended September 30, 2012	Quarter ended September 30, 2012	Nine months ended September 30, 2012
	(in thousands)
Net interest income (new caption):
Interest income	$19,730	$52,157	$19,730	$52,157	$—	$—
Interest expense	8,282	21,659			8,282	21,659

	$11,448	$30,498			$8,282	$21,659

Net investment income	$90,914	$188,592	$99,196	$210,251	$(8,282)	$(21,659)
Expenses:
Interest expense	$—	$—	$8,282	$21,659	$(8,282)	$(21,659)
Loan servicing fees payable to PennyMac Financial Services, Inc.	4,600	13,163	5,208	15,180	(608)	(2,017)
Other	2,725	6,486	2,117	4,469	608	2,017
Total expenses	$31,945	$67,073	$40,227	$88,732	($8,282)	$(21,659)

These reclassifications did not change previously reported income before provision for income taxes, tax (benefit) provision, net income, reported consolidated balance sheet amounts, including shareholders’ equity, or consolidated cash flows.

Note 2—Concentration of Risks

As discussed in Note 1—Organization and Basis of Presentation above, PMT’s operations and investing activities are centered in mortgage-related assets, a substantial portion of which are distressed at acquisition. Because of the Company’s investment strategy, many of the mortgage loans in its targeted asset class are purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Before acquiring loans or other assets, PCM validates key information provided by the sellers that is necessary to determine the value of the acquired asset.

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

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Investment portfolio purchases:
Loans	$580,822	$150,778	$1,024,404	$412,438
REO	3,597	—	3,686	296

	$584,419	$150,778	$1,028,090	$412,734

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Loans	$—	$150,778	$443,183	$411,373
REO	3,597	—	3,686	248

	$3,597	$150,778	$446,869	$411,621

On July 12, 2011, December 20, 2011, June 14, 2013 and June 28, 2013, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The commitment under the forward purchase agreement dated July 12, 2011 was settled during the quarter ended June 30, 2012. The commitment under the forward purchase agreement dated December 20, 2011 was settled during the quarter ended September 30, 2012. The commitments under the forward purchase agreements dated June 14, 2013 and June 28, 2013 have not yet been settled and have maturity dates of June 16, 2014 and June 30, 2014, respectively.

The CGM Assets are included on the Company’s consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements. The CGM Assets are held by CGM within a separate trust entity deemed a VIE. The Company’s interests in the CGM Assets are deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consists of the CGM Assets and its related liability. The Company directs all of the activities that drive the economic results of the CGM Assets. All of the changes in the fair value and cash flows of the CGM Assets are attributable solely to the Company, and such cash flows can only be used to settle the related liability.

As a result of consolidating the silo, the Company’s consolidated statements of income and cash flows for the periods presented include the following amounts related to the silo:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Statement of income:
Net gain on mortgage loans	$8,378	$105	$7,688	$9,293
Interest income on mortgage loans	$1,196	$146	$1,457	$996
Results of REO	$(41)	$(4)	$(41)	$1,870
Interest expense	$1,763	$100	$2,013	$2,396
Loan servicing fees	$—	$51	$—	$1,011
Statement of cash flows:
Repayments of mortgage loans	$8,000	$252	$8,000	$14,292
Sales of REO	$65	$—	$65	$9,912
Repayments of borrowings under forward purchase agreements	$(18,618)	$(16,859)	$(18,618)	$(157,166)

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Management Fees

Before February 1, 2013, under a management agreement, PMT paid PCM a base management fee which was calculated at 1.5% per year of shareholders’ equity. The management agreement also provided for a performance incentive. The performance incentive fee was calculated at 20% per year of the amount by which “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. The Company did not pay a performance incentive fee before February 1, 2013.

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non-cash charges determined after discussions between the Company’s Manager and our independent trustees and after approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

The “high watermark” starts at zero and is adjusted quarterly. The quarterly adjustment reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PMT’s Manager to earn a performance incentive fee are adjusted cumulatively based on the performance of our net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both payable quarterly in arrears. The performance incentive fee may be paid in cash or in PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at the Company’s option.

Following is a summary of the base management and performance incentive fees recorded by the Company for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Base management fee	$5,104	$3,672	$14,043	$7,964
Performance incentive fee	3,435	—	9,443	—

Total management fee incurred during the period	$8,539	$3,672	$23,486	$7,964

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

•	The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fees for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are severely delinquent and in foreclosure.

•	The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•	PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each subserviced loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•	PLS, on behalf of PMT, currently participates in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees payable to PLS for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Loan servicing fees to PLS:
Base	$7,139	$3,518	$19,005	$9,656
Activity-based	3,599	1,082	8,246	3,507

	$10,738	$4,600	$27,251	$13,163

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

PLS is entitled to a fulfillment fee based on the type of mortgage loan that the Company acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for the U.S. Department of the Treasury and HUD’s Home Affordable Refinance Program (“HARP”) mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that PLS may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage was funded.

At this time, the Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, PLS currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from the Company at our cost less an administrative fee plus accrued interest and a sourcing fee of three basis points.

In the event that the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month. In the event the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, PLS has agreed to further discount the amount of fulfillment fees by reimbursing the Company an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PLS collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan the Company acquires. In consideration for the warehouse services provided by PLS with respect to mortgage loans that the Company finances for its warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year, and (ii) in the amount of $50 for each mortgage loan that the Company finances thereunder. Where the Company has entered into both an early purchase agreement and a warehouse lending agreement with the same client, PLS shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of our mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent lending activity between the Company and PLS for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Sourcing fees received	$1,204	$747	$3,563	$1,448
Fulfillment fees expense	$18,327	$17,258	$68,625	$31,097
Unpaid principal balance of loans fulfilled	$3,681,771	$2,488,443	$12,792,482	$4,828,117
Fair value of loans sold to PLS	$4,147,535	$2,650,097	$12,429,698	$5,108,340

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS at period end	$273,007	$194,055	$273,007	$194,055

Investment Activities

Pursuant to the terms of a MSR recapture agreement, effective February 1, 2013, if PLS refinances through its retail lending business loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to PMT in an amount equal to such fair market value in lieu of transferring such MSRs. MSR recapture amounts are shown in Note 24—Net loan servicing fees. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods.

Pursuant to a master spread acquisition and MSR servicing agreement, effective February 1, 2013, PMT may acquire from PLS the rights to receive certain excess servicing spread arising from MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans. The terms of each transaction under the master spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period of time (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the quarter and nine months ended September 30, 2013, $388,000 and $601,000 was paid to PCM, respectively.

The reimbursement agreement also provides for the payment to the underwriters in such offering of the payment that the Company agreed to make to them at the time of the offering if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarter and nine months ended September 30, 2013, $776,000 and $1.2 million was paid to the underwriters, respectively.

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

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Reimbursement of expenses incurred on PMT’s behalf	$1,934	$555	$3,767	$2,420
Reimbursement of common overhead incurred by PCM and its affiliates	2,552	1,244	8,359	2,474

	$4,486	$1,799	$12,126	$4,894

Payments and settlements during the period(1)	$29,315	$12,239	$94,606	$28,896

(1)	Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates.

Amounts due to affiliates are summarized below as of the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
Underwriting fees payable	$2,131	$2,941
Management fees	8,539	4,499
Servicing fees	5,152	3,670
Allocated expenses	4,208	1,106

	$20,030	$12,216

Amounts due from affiliates totaling $113,000 and $4.8 million at September 30, 2013 and December 31, 2012, respectively, represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

PCM’s parent company and a subsidiary of PFSI, Private National Mortgage Acceptance Company, LLC, held 75,000 of the Company’s common shares of beneficial interest at both September 30, 2013 and December 31, 2012.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$39,701	$40,384	$147,494	$89,011
Effect of participating securities—share-based compensation instruments	(374)	(528)	(1,656)	(947)

Net income attributable to common shareholders	$39,327	$39,856	$145,838	$88,064

Weighted-average shares outstanding	64,405	49,078	60,809	38,398
Basic earnings per share	$0.61	$0.81	$2.40	$2.29
Diluted earnings per share:
Net income	$39,701	$40,384	$147,494	$89,011
Interest on exchangeable senior notes, net of income taxes	2,075	—	3,457	—

Net income available to diluted shareholders	$41,776	$40,384	$150,951	$89,011

Weighted-average shares outstanding	64,405	49,078	60,809	38,398
Dilutive potential common shares:
Shares issuable pursuant to conversion of exchangeable senior notes	8,379	—	4,726	—
Shares issuable under share-based compensation plan	337	385	363	314

Diluted weighted-average number of common shares outstanding	73,121	49,463	65,898	38,712

Diluted earnings per common share	$0.57	$0.81	$2.29	$2.29

Note 5—Loan Sales and Variable Interest Entities

As described in Note 1—Organization and Basis of Presentation, the Company is a variable interest holder in various SPEs. The Company has segregated its involvement with VIEs between those VIEs which are consolidated and those VIEs for which the Company does not consolidate.

Unconsolidated VIEs with Continuing Involvement

The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and liability under representations and warranties it makes to purchasers and insurers of the loans. The Company determined that it is not the primary beneficiary of the VIEs as the Company does not have the power to direct the activities that will have the most significant economic impact on the entities and/or does not hold a variable interest that could potentially be significant to the VIE.

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions where the Company maintains continuing involvement with the mortgage loans as well as unpaid principal balance information at period end:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash flows:
Proceeds from sales	$4,185,247	$3,573,762	$13,229,726	$6,254,411
Service fees received	$26,204	$3,933	$64,881	$6,294
Period-end information:
Unpaid principal balance of loans outstanding	$23,717,643	$6,064,614
Delinquencies:
30-89 days	$50,746	$19,508

90 or more days or in foreclosure or bankruptcy	$8,104	$—

Consolidated VIEs

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned SPE issued $537.0 million in offered certificates backed by fixed rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates.

The Company evaluated the securitization trust and determined that the entity is a VIE of which one of the consolidated subsidiaries is the primary beneficiary; therefore, the Company consolidated the entity. The Company is deemed to be the primary beneficiary of the VIE because the Company is part of a related party group that has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the Company retains the obligation to absorb losses and the right to receive benefits that are potentially significant to the VIE. The Company’s power stems from PLS, an affiliate, in its role as servicer of the mortgage loans, directing the activities of the trust that most significantly impact the trust’s economic performance. The Company’s retained subordinated and residual interest trust certificates expose the Company to potentially significant losses and potentially significant returns.

The asset-backed securities are backed by the expected cash flows from the securitized mortgage loans. Cash inflows from these mortgage loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the trust senior notes or certificates. After these senior obligations are settled, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that the Company owns in the trust.

The Company retains interests in the securitization transaction, including senior and subordinated securities issued by the VIE and residual interests. The Company retains credit risk in the securitization because the Company’s retained interests includes the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. The Company expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinated and residual retained interests. The Company has no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default other than pursuant breaches of representations and warranties.

Consolidation of the VIE results in the securitization transaction being accounted for as an on-balance sheet secured financing. The securitized mortgage loans remain on the consolidated balance sheets of the Company along with the certificates issued to nonaffiliates by the VIE. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment on the notes. The following table presents a summary of the assets and liabilities of the VIE. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIE at September 30, 2013

	September 30, 2013	December 31, 2012
	($ in thousands)
Assets
Mortgage loans at fair value held by variable interest entity	$536,776	$—
Interest receivable	1,702	—

Total	$538,478	$—

Liabilities
Asset-backed secured financing	$170,008	$—
Interest payable	492	—

Total	$170,500	$—

In addition, the Company consolidates the assets and liabilities related to the CGM assets as disclosed in Note 2.

Note 6—Netting of Financial Instruments

The Company uses derivative instruments to manage exposure to interest rate risk created by the commitments it makes to correspondent lenders to purchase loans at specified interest rates, also called interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, MBS, and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs. As of September 30, 2013 and December 31, 2012, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following table.

Offsetting of Derivative Assets

	September 30, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet	Gross amounts of recognized assets	Gross amounts offset in the balance sheet	Net amounts of assets presented in the balance sheet
	(in thousands)
Derivatives:
MBS put options	$36	$—	$36	$977	$—	$977
Forward purchase contracts	26,086	—	26,086	2,617	—	2,617
Forward sale contracts	2	—	2	3,458	—	3,458
Netting	—	(19,185)	(19,185)	—	(2,825)	(2,825)

Total derivatives, subject to a master netting arrangement	26,124	(19,185)	6,939	7,052	(2,825)	4,227
Total derivatives, not subject to a master netting arrangement	11,476	—	11,476	19,479	—	19,479

	$37,600	$(19,185)	$18,415	$26,531	$(2,825)	$23,706

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2013				December 31, 2012
		Gross amounts not offset in the balance sheet				Gross amounts not offset in the balance sheet
	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$11,476	$—	$—	$11,476	$19,479	—	—	$19,479
Bank of America, N.A.	—	—	—	—	1,219	—	—	1,219
Daiwa Capital Markets	2,376	—	—	2,376	—	—	—	—
Barclays	—	—	—	—	15	—	—	15
Citibank	—	—	—	—	1,009	—	—	1,009
Goldman Sachs	1,246	—	—	1,246	—	—	—	—
Jefferies & Co	—	—	—	—	21	—	—	21
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	820	—	—	820
Morgan Stanley Bank, N.A.	—	—	—	—	316	—	—	316
Wells Fargo	—	—	—	—	99	—	—	99
Cantor Fitzgerald LP	924	—	—	924	581	—	—	581
Other	2,393	—	—	2,393	147	—	—	147

	$18,415	$—	$—	$18,415	$23,706	$—	$—	$23,706

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for offset.

	September 30, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet
	(in thousands)
Derivatives:
Forward purchase contracts	$2	$—	$2	$1,741	$—	$1,741
Forward sale contracts	49,108	—	49,108	4,520	—	4,520
Netting	—	(43,242)	(43,242)	—	(5,294)	(5,294)

Total derivatives, subject to a master netting arrangement	49,110	(43,242)	5,868	6,261	(5,294)	967
Total derivatives, not subject to a master netting arrangement	30	—	30	—	—	—

Total derivatives	49,140	(43,242)	5,898	6,261	(5,294)	967

Assets sold under agreements to repurchase:
Securities	196,032	—	196,032	—	—	—
Mortgage loans acquired for sale at fair value	670,311	—	670,311	894,906	—	894,906
Mortgage loans at fair value	1,091,487	—	1,091,487	353,805	—	353,805
Real estate acquired in settlement of loans	22,228	—	22,228	7,391	—	7,391

Total assets sold under agreements to repurchase	1,980,058	—	1,980,058	1,256,102	—	1,256,102

	$2,029,198	$(43,242)	$1,985,956	$1,262,363	$(5,294)	$1,257,069

Derivative Liabilities, Financial Liabilities and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for offset. All assets sold under agreements to repurchase have sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	September 30, 2013				December 31, 2012
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net liabilities in the balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Citibank	$727,702	$(727,208)	$—	$494	$474,625	$(474,625)	$—	$—
Credit Suisse First Boston Mortgage Capital LLC	613,085	(612,811)	—	274	243,525	(243,525)	—	—
Bank of America, N.A.	487,174	(484,664)	—	2,510	256,711	(256,711)	—	—
Daiwa Capital Markets	99,758	(99,758)	—	—	—	—	—	—
Morgan Stanley Bank, N.A.	41,376	(40,923)	—	453	155,321	(155,321)	—	—
Bank of NY Mellon	14,768	(14,694)	—	74	—	—	—	—
Wells Fargo Bank, N.A.	142	—	—	142	47,140	(47,140)	—	—
Barclays	60	—	—	60	79,253	(78,780)	—	473
Interest rate lock commitments	30	—	—	30	—	—	—	—
Other	1,861	—	—	1,861	494	—	—	494

	$1,985,956	$(1,980,058)	$—	$5,898	$1,257,069	$(1,256,102)	$—	$967

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets, including short-term investments, MBS, excess servicing spread, Agency debt securities, mortgage loans, and excess servicing spread, as well as its MSRs relating to loans with initial interest rates of more than 4.5% that were acquired as a result of its correspondent lending operations, to be accounted for at estimated fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of the Company’s correspondent lending operations, management concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. Management has identified these assets for accounting at the lower of amortized cost or fair value.

The Company’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are generally aimed at moderating the effects of changes in interest rates on the assets’ values. At times during the nine-month period ended September 30, 2013, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, were used to mitigate the effect of changes in fair value of the servicing assets, which typically decreases as prepayment speeds increase.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$80,936	$—	$—	$80,936
Mortgage-backed securities at fair value	—	204,914	—	204,914
Excess servicing spread purchased from PennyMac Financial Services, Inc.	—	—	2,857	2,857
Agency debt securities	—	—	12,578	12,578
Mortgage loans acquired for sale at fair value	—	737,114	—	737,114
Mortgage loans at fair value	—	—	1,848,656	1,848,656
Mortgage loans at fair value held by variable interest entity	—	536,776	—	536,776
Mortgage loans under forward purchase agreements at fair value	—	—	228,086	228,086
Mortgage servicing rights at fair value	—	—	10,997	10,997
Derivative assets:
Interest rate lock commitments	—	—	11,476	11,476
MBS put options	—	36	—	36
Forward purchase contracts	—	26,086	—	26,086
Forward sales contracts	—	2	—	2

Total derivative assets before netting	—	26,124	11,476	37,600
Netting(1)	—	—	—	(19,185)

Total derivative assets	—	26,124	11,476	18,415

	$80,936	$1,504,928	$2,114,650	$3,681,329

Liabilities:
Asset-backed secured financing	—	170,008	—	170,008
Derivative liabilities:
Interest rate lock commitments	—	—	30	30
Forward purchase contracts	—	2	—	2
Forward sales contracts	—	49,108	—	49,108

Total derivative liabilities before netting	—	49,110	30	49,140
Netting(1)	—	—	—	(43,242)

Total derivative liabilities	—	49,110	30	5,898

Total liabilities	$—	$219,118	$30	$175,906

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$39,017	$—	$—	$39,017
Mortgage loans acquired for sale at fair value	—	975,184	—	975,184
Mortgage loans at fair value	—	—	1,189,971	1,189,971
Mortgage servicing rights at fair value	—	—	1,346	1,346
Derivative assets:
Interest rate lock commitments	—	—	19,479	19,479
MBS put options	—	977	—	977
Forward purchase contracts	—	2,617	—	2,617
Forward sales contracts	—	3,458	—	3,458

Total derivative assets before netting	—	7,052	19,479	26,531
Netting(1)	—	—	—	(2,825)

Total derivative assets	—	7,052	19,479	23,706

	$39,017	$982,236	$1,210,796	$2,229,224

Liabilities:
Derivative liabilities:
Forward purchase contracts	—	1,741	—	1,741
Forward sales contracts	—	4,520	—	4,520

Total derivative liabilities before netting	—	6,261	—	6,261
Netting(1)	—	—	—	(5,294)

Total derivative liabilities	$—	$6,261	$—	$967

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The Company’s MBS, Agency debt, excess servicing spread purchased from PennyMac Financial Services, Inc., mortgage loans at fair value, mortgage loans held by VIE, mortgage loans under forward purchase agreements, MSRs, IRLCs and securities sold under agreements to repurchase were measured using Level 3 inputs on a recurring basis. The following is a summary of changes in those items for the periods presented:

	Three months ended September 30, 2013
	Agency Debt	Excess servicing spread	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments(1)	Total
		(in thousands)
Assets:
Balance, June 30, 2013	$—	$—	$1,309,765	$242,531	$1,827	$(16,967)	$1,537,156
Purchases	12,000	2,828	579,260	1,710	1,696	—	597,494
Repayments	—	—	(59,404)	(8,000)	—	—	(67,404)
Interest rate lock commitments issued, net	—	—	—	—	—	16,299	16,299
Capitalization of interest	—	—	13,203	—	—	—	13,203
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	7,939	—	7,939
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	18,732	69	—	—	18,801
Other factors	578	29	20,876	8,309	(465)	4,841	34,168

	578	29	39,608	8,378	(465)	4,841	52,969

Transfers of mortgage loans under forward agreements	—	—	13,018	(13,018)	—	—	—
Transfers of mortgage loans to REO	—	—	(46,794)	—	—	—	(46,794)
Transfers of mortgage loans under forward agreements to REO under forward purchase agreements	—	—	—	(3,515)	—	—	(3,515)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	—	7,273	7,273

Balance, September 30, 2013	$12,578	$2,857	$1,848,656	$228,086	$10,997	$11,446	$2,114,620

Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$578	$29	$33,062	$6,949	$(465)	$11,446	$51,599

Accumulated changes in fair value relating to assets still held at September 30, 2013	$578	$29	$151,111	$7,688		$11,446

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Three months ended September 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, June 30, 2012	$53,161	$969,954	$16,881	$1,285	$12,934	$1,054,215
Purchases	—	150,773	5	—	—	150,778
Repayments	(998)	(43,552)	(252)	—	—	(44,802)
Interest rate lock commitments issued, net	—	—	—	—	105,850	105,850
Capitalization of interest	—	3,399	—	—	—	3,399
Sales	(52,133)	—	—	—	—	(52,133)
Addition of unpaid interest, impound advances and fees to unpaid balance of mortgage loans	—	—	—	—	—	—
Accrual of unearned discounts	—	—	—	—	—	—
Servicing received as proceeds from sales of mortgage loans	—	—	—	363	—	363
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	3,262	—	—	—	3,262
Other factors	(30)	23,145	105	(126)	—	23,094

	(30)	26,407	105	(126)	—	26,356

Transfer of mortgage loans to REO	—	(33,754)	—	—	—	(33,754)
Transfer to mortgage loans acquired for sale	—	—	—	—	(78,748)	(78,748)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	—	—	—	—
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	16,739	(16,739)	—	—	—

Balance, September 30, 2012	$—	$1,089,966	$—	$1,522	$40,036	$1,131,524

Changes in fair value recognized during the period relating to assets still held at September 30, 2012	$—	$16,187	$—	$(126)	$40,036

Accumulated changes in fair value relating to assets still held at September 30, 2012	$—	$86,734	$—		$40,036

	Nine months ended September 30, 2013
	Agency Debt	Excess servicing spread	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments(1)	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$—	$1,189,971	$—	$1,346	$19,479	$1,210,796
Purchases	12,000	2,828	779,746	245,020	1,881	—	1,041,475
Repayments	—	—	(194,645)	(8,000)	—	—	(202,645)
Interest rate lock commitments issued, net	—	—	—	—	—	71,195	71,195
Capitalization of interest	—	—	25,017	—	—	—	25,017
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	8,043	—	8,043
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	—	31,176	69	—	—	31,245
Other factors	578	29	119,935	7,619	(273)	(25,831)	102,057

	578	29	151,111	7,688	(273)	(25,831)	133,302

Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	—	13,018	(13,018)	—	—	—
Transfers of mortgage loans to REO	—	—	(115,562)	—	—	—	(115,562)
Transfer of mortgage loans under forward purchase agreement to REO under forward purchase agreements	—	—	—	(3,604)	—	—	(3,604)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	—	(53,397)	(53,397)

Balance, September 30, 2013	$12,578	$2,857	$1,848,656	$228,086	$10,997	$11,446	$2,114,620

Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$578	29	$102,843	$6,106	$(273)	$11,446	$120,729

Accumulated changes in fair value relating to assets still held at September 30, 2013	$578	$29	$151,111	$7,688		$11,446

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Nine Months ended September 30, 2012
	Mortgage- backed securities	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$5,772	$904,910
Purchases	—	411,368	1,076	20	—	412,464
Repayments	(21,888)	(128,116)	(14,293)	—	—	(164,297)
Interest rate lock commitments issued, net	—	—	—	—	132,188	132,188
Sales	(52,133)	—	—	(79)	—	(52,212)
Accrual of unearned discounts	363	—	—	—	—	363
Capitalization of interest	—	16,415	—	—	—	16,415
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,451	—	1,451
Changes in fair value included in income arising from:

Changes in instrument-specific credit risk	—	19,193	—	—	—	19,193
Other factors	845	36,349	9,293	(619)	—	45,868

	845	55,542	9,293	(619)	—	65,061

Transfer of mortgage loans to REO	—	(79,440)	—	—	—	(79,440)
Transfer from mortgage loans acquired for sale	—	18	—	—	—	18
Transfer to mortgage loans acquired for sale	—	—	—	—	(97,924)	(97,924)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreement	—	—	(7,473)	—	—	(7,473)
Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	117,913	(117,913)	—	—	—

Balance, September 30, 2012	$—	$1,089,966	$—	$1,522	$40,036	$1,131,524

Changes in fair value recognized during the period relating to assets still held at September 30, 2012	$—	$32,809	$—	$(619)	$40,036	$72,226

Accumulated changes in fair value relating to assets still held at September 30, 2012	$—	$86,734	$—		$40,036

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income	—
Sales	752,343
Repurchases	(867,836)

Balance, September 30, 2012	$—

Changes in fair value recognized during the period relating to liabilities still outstanding at September 30, 2012	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value):

	September 30, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$737,114	$706,116	$30,998
90 or more days delinquent(1)	—	—	—

	737,114	706,116	30,998

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	$548,145	831,817	(283,672)
90 or more days delinquent(1)	1,528,597	2,509,403	(980,806)

	2,076,742	3,341,220	(1,264,478)

Mortgage loans at fair value held by variable interest entity:
Current through 89 days delinquent	$536,776	550,462	(13,686)
90 or more days delinquent(1)	—	—	—

	536,776	550,462	(13,686)

	$3,350,632	$4,597,798	$(1,247,166)

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$975,184	$931,787	$43,397
90 or more days delinquent(1)	—	—	—

	975,184	931,787	43,397

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	$404,016	640,722	(236,706)
90 or more days delinquent(1)	785,955	1,483,311	(697,356)

	1,189,971	2,124,033	(934,062)

	$2,165,155	$3,055,820	$(890,665)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income Quarter ended September 30, 2013
	Net gain (loss) on investments	Net interest income	Net gain (loss) on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	5,356	—	—	—	5,356
Excess servicing spread	29	—	—	—	29
Mortgage loans acquired for sale at fair value	—	—	(14,519)	—	(14,519)
Mortgage loans at fair value	39,608	—	—	—	39,608
Agency debt securities	578	—	—	—	578
Mortgage loans at fair value held by variable interest entity	—	—	—	—	—
Mortgage loans under forward purchase agreements at fair value	8,378	—	—	—	8,378
Mortgage servicing rights at fair value	—	—	—	(465)	(465)

	$53,949	$—	$(14,519)	$(465)	$38,965

Liabilities:
Asset-backed secured financing	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income Quarter ended September 30, 2012
	Net gain (loss) on investments	Net Interest income	Net gain (loss) on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(451)	(91)	—	—	(542)
Mortgage loans acquired for sale at fair value	—	—	49,793	—	49,793
Mortgage loans at fair value	26,407	—	—	—	26,407
Mortgage loans under forward purchase agreements at fair value	105	—	—	—	105
Mortgage servicing rights at fair value	—	—	—	(126)	(126)

	$26,061	$(91)	$49,793	$(126)	$75,637

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income Nine months ended September 30, 2013
	Net gain on investments	Net Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	5,356	—	—	—	5,356
Excess servicing spread	29	—	—	—	29
Mortgage loans acquired for sale at fair value	—	—	(46,699)	—	(46,699)
Mortgage loans at fair value	151,111	—	—	—	151,111
Agency debt securities	578	—	—	—	578
Mortgage loans at fair value held by variable interest entity	—	—	—	—	—
Mortgage loans under forward purchase agreements at fair value	7,689	—	—	—	7,689
Mortgage servicing rights at fair value	—	—	—	—	—

	$164,763	$—	$(46,699)	$—	$118,064

Liabilities:
Asset-backed secured financing	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income Nine months ended September 30, 2012
	Net gain on investments	Net Interest income	Net gain on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	612	142	—	—	754
Mortgage loans acquired for sale at fair value	—	—	81,210	—	81,210
Mortgage loans at fair value	55,636	—	—	—	55,636
Mortgage loans under forward purchase agreements at fair value	9,293	—	—	—	9,293
Mortgage servicing rights at fair value	—	—	—	(619)	(619)

	$65,541	$142	$81,210	$(619)	$146,274

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	September 30, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$83,932	$83,932
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	2,435	2,435
Mortgage servicing assets at lower of amortized cost or fair value	—	—	176,813	176,813

	$—	$—	$263,180	$263,180

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate asset acquired in settlement of loans	$—	$—	$56,156	$56,156
Mortgage servicing rights at lower of amortized cost or fair value	—	—	86,215	86,215

	$—	$—	$142,371	$142,371

The following table summarizes the total gains (losses) on assets measured at estimated fair values on a nonrecurring basis:

	Net gains (losses) recognized during the period
	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Real estate asset acquired in settlement of loans	$(4,554)	$(3,849)	$(8,191)	$(6,876)
Real estate asset acquired in settlement of loans under forward purchase agreements	(29)	—	(29)	—
Mortgage servicing assets at lower of amortized cost or fair value	(212)	(2,881)	3,495	(4,505)

	$(4,795)	$(6,730)	$(4,725)	$(11,381)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ estimated fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is established as the lesser of (a) either the fair value of the loan at the date of transfer or the purchase price of the property, as applicable, and (b) the fair value of the real estate less the estimated cost to sell as of the date of transfer. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into note rate pools of 50 basis point ranges for fixed-rate mortgage loans with note rates between 3% and 4.5% and a single pool for note rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the amortized cost of the MSRs for that pool reduced by the existing valuation allowance, those MSRs are impaired.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost.

Management has concluded that the estimated fair values of Cash, Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase, Real estate acquired in settlement of loans financed under agreements to repurchase Borrowings under forward purchase agreements and approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

As discussed in Note 22, the Company issued Exchangeable Senior Notes, which are carried at amortized cost. The fair value of the Exchangeable Senior Notes at September 30, 2013 was $238.4 million. The fair value of the Exchangeable Senior Notes is estimated using broker indication of value. The Company has classified this financial instrument as a “Level 3” financial statement item as of September 30, 2013 due to the lack of current market activity and the reliance on the broker’s quote to estimate the instrument’s fair value.

Cash is measured using Level 1 inputs. The Company’s borrowings carried at amortized cost do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of September 30, 2013 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

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

PCM has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures.

The FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PCM. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to the valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

The FAV group is responsible for reporting to PCM’s valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the models.

The following describes the valuation techniques and assumptions used in estimating the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities and Agency Debt Securities

MBS values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

•	Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS are estimated based on quoted market prices for similar securities.

•	Agency debt security and Non-Agency MBS are categorized as “Level 3” financial statement items. Fair value of Agency debt securities and non-Agency MBS is estimated using broker indications of value. For indications of value received, the FAV group and a separate Capital Markets group review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

The significant unobservable inputs used in the fair value measurement of the Company’s Agency issued debt and non-Agency MBS are discount rates, prepayment speeds, default speeds and expected future losses (or “collateral remaining loss percentage”). Significant changes in any of those inputs in isolation could result in a significant change in fair value measurement. Changes in these assumptions are not directly correlated, as they may be separately affected by changes in collateral characteristics and performance, servicer behavior, legal and regulatory actions, economic and housing market data and market sentiment.

Following is a quantitative summary of key inputs used by the FAV group to evaluate the reasonableness of the fair value of Level 3 Agency debt security:

Security Class	Key Inputs(1)	September 30, 2013	December 31, 2012
Agency debt securities	Discount rate	9.06%	—
	Prepayment speed(2)	5.80%	—
	Default speed(3)	0.20%	—
	Collateral remaining loss percentage(4)	0.32%	—

(1)	Key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(3)	Default speed is measured using Life Constant Default Rate (“CDR”).
(4)	The projected future losses on the loans in the collateral groups paying to each bond expressed as a percentage of the current balance of the loans.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value, are categorized as “Level 2” financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent. For mortgage loans at fair value held by variable interest entity, the values of all of the individual securities issued by the securitization trust are used to derive a price for the mortgage loans.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities and discount rates. The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to PCM’s valuation committee as part of its review and approval of monthly valuation results.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Range (Weighted average)
Key Inputs	September 30, 2013	December 31, 2012
Mortgage loans at fair value
Discount rate	8.6% - 15.6%	8.8% - 20.7%
	(11.8%)	(13.1%)
Twelve-month projected housing price index change	2.9% - 5.0%	0.4% - 1.5%
	(3.7%)	(1.1%)
Prepayment speed(1)	0.0% - 4.4%	0.4% - 4.4%
	(2.4%)	(2.2%)
Total prepayment speed(2)	0.2% - 35.5%	5.9% - 31.2%
	(23.5%)	(20.6%)

Mortgage loans under forward purchase agreements
Discount rate	9.5% - 13.5%	—
	(11.9%)	—
Twelve-month projected housing price index change	3.2% - 4.3%	—
	(3.9%)	—
Prepayment speed(1)	1.2% - 2.8%	—
	(2.1%)	—
Total prepayment speed(2)	13.5% - 29.5%	—
(22.9%)

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PennyMac Financial Services, Inc.

The Company categorizes excess servicing spread as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of excess servicing spread. The key assumptions used in the estimation of the fair value of excess servicing spread include prepayment speed and discount rate. Significant changes to those inputs in isolation could result in a significant change in the excess servicing spread fair value measurement. Changes in these key assumptions are not necessarily directly related.

Excess servicing spread is generally subject to loss in value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the excess servicing spread, thereby reducing excess servicing spread value. Reductions in the value of excess servicing spread investments affect income primarily through change in fair value.

Interest income for excess servicing spread is accrued using the interest method, based upon the expected income from the excess servicing spread through the expected life of the underlying mortgages. Changes to expected cash flows result in a change in fair value which is recorded in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of excess servicing spread:

Key Inputs	September 30, 2013	December 31, 2012
Pricing spread	6.8%	—
Average life	6.7	—
Prepayment speed	9.1%	—

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2013	December 31, 2012
Key Inputs	Range (Weighted average)

Pull-through rate	48.8% - 98.0%	44.2% - 98.0%
	(83.5%)	(80.6%)

MSR value expressed as:
Servicing fee multiple	0.9 - 5.1	1.8 - 4.8
	(3.7)	(4.5)
Percentage of unpaid principal balance	0.2% - 1.3%	0.4% - 1.2%
	(0.9%)	(1.1%)

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the interest rate options and futures it purchases and sells based on observed interest rate volatilities in the MBS market.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” financial statement item. Fair value of REO is estimated by using a current estimate of value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$ 3,404,274	$ 707,891	$ 3,400,928	$ 50,178
Average servicing fee rate (in basis points)	25	25	26	28
Pricing spread(1)	5.4% - 13.9%	7.4% - 9.6%	7.5% - 7.5%	7.5% - 13.5%
	(6.3%)	(8.0%)	(7.5%)	(7.6%)
Life (in years)	2.9 - 6.9	3.8 - 6.9	6.4 - 6.4	3.2 - 6.4
	(6.3)	(6.8)	(6.4)	(6.3)
Annual total prepayment speed(2)	8.5% - 15.6%	8.8% - 20.7%	8.9% - 9.4%	8.9% - 27.1%
	(8.9%)	(9.8%)	(9.1%)	(9.5%)
Annual per-loan cost of servicing	$68 - $68	$68 - $68	$68 - $68	$68 - $140
	($68)	($68)	($68)	($69)

	Nine months ended September 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$ 12,247,940	$ 717,877	$ 5,905,828	$ 156,211
Average servicing fee rate (in basis points)	26	25	25	26
Pricing spread(1)	5.4% - 14.4%	7.4% - 14.4%	7.5% - 22.8%	7.5% - 14.6%
	(6.6%)	(8.0%)	(7.7%)	(8.1%)
Life (in years)	2.6 - 6.9	2.8 - 6.9	2.5 - 6.7	2.5 - 6.7
	(6.4)	(6.8)	(6.4)	(6.2)
Annual total prepayment speed(2)	8.5% - 23.6%	8.8% -27.0%	7.8% - 36.9%	7.8% - 36.9%
	(9.0%)	(10.0%)	(8.9%)	(10.4%)
Annual per-loan cost of servicing	$68 - $140	$68 - $68	$68 - $140	$68 - $140
	($68)	($68)	($68)	($75)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	September 30, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(unpaid principal balance and effect on value amounts in thousands)

Carrying value	$258,678	$10,997	$125,430	$1,346

Unpaid principal balance of underlying loans	$22,681,068	$1,036,575	$11,986,957	$181,783
Weighted average servicing fee rate (in basis points)	26	25	26	27
Weighted average coupon rate	3.66%	4.67%	3.70%	4.79%

Pricing spread(1)	5.35% - 18.55%	6.4% - 14.4%	7.5% - 16.5%	7.5% - 16.5%
	(6.1%)	(8.1%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(4,654)	$(180)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(9,166)	$(354)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(17,786)	$(688)	$(7,845)	$(78)

Weighted average life (in years)	2.8 - 6.9	3.3 - 6.9	1.7 - 6.3	1.4 - 6.3
	(6.4)	(6.8)	(6.3)	(6.0)
Prepayment speed(2)	8.6% - 30.6%	8.8% - 26.5%	10.3% - 47.8%	10.3% - 65.9%
	(9.1%)	(10%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(5,922)	$(261)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(11,639)	$(512)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(22,497)	$(986)	$(11,436)	$(190)

Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	($68)	($69)	($68)	($74)
Effect on value of 5% adverse change	$(1,621)	$(69)	$(778)	$(12)
Effect on value of 10% adverse change	$(3,242)	$(138)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(6,483)	$(276)	$(3,112)	$(48)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

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

Note 8—Short-Term Investments

The Company’s short-term investments are comprised of money market accounts and unrestricted balances maintained in excess of minimum required amounts as deposited with U.S. commercial banks.

Note 9—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	September 30, 2013		December 31, 2012
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan Type	(in thousands)
Government insured or guaranteed	$273,007	$260,388	$153,326	$144,619
Conventional:
Agency-eligible	430,527	411,785	820,492	785,830
Jumbo loans	33,580	33,944	1,366	1,338

	$737,114	$706,117	$975,184	$931,787

Loans pledged to secure loans sold under agreements to repurchase	$731,717		$972,079

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

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. Beginning in the fourth quarter of 2012, the Company included MSRs in its hedging activities, and did so for a portion of 2013.

During the third quarter of 2013, the Company entered into Eurodollar futures, which settle daily, to economically hedge net fair value changes of a portion of fixed-rate mortgage loans at fair value held by variable interest entity and MBS securities at fair value and the related variable LIBOR rate repurchase agreement liabilities. The Company uses the Eurodollar futures with the intention of moderating the risk of rising market rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its variable LIBOR rate repurchase agreement liabilities.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within the Derivative assets and Derivative liabilities on the consolidated balance sheets:

	September 30, 2013			December 31 2012
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives (economic hedges):
Interest rate lock commitments	641,971	$11,476	$30	1,694,739	$19,479	$—
Forward purchase contracts	2,334,589	26,086	2	2,206,539	2,617	1,741
Forward sales contracts	3,323,843	2	49,108	4,266,983	3,458	4,520
MBS put options	130,000	36	—	495,000	977	—
MBS call options	—	—	—	—	—	—
Eurodollar futures	9,964,000	—	—	—	—	—
Treasury futures	75,000	—	—	—	—	—
Options on Eurodollar futures	2,200,000	—	—	—	—	—

Total derivative instruments before netting		37,600	49,140		26,531	6,261
Netting		(19,185)	(43,242)		(2,825)	(5,294)

Total		$18,415	$5,898		$23,706	$967

Margin deposits with derivatives counterparties		$25,311			$2,469

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans acquired for sale:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended September 30, 2013
MBS put options	460,000	180,000	(510,000)	130,000
MBS call options	725,000	300,000	(1,025,000)	—
Forward purchase contracts	5,411,784	18,214,008	(21,291,203)	2,334,589
Forward sales contracts	7,728,066	21,440,627	(25,844,850)	3,323,843

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Nine months ended September 30, 2013
MBS put options	495,000	3,205,000	(3,570,000)	130,000
MBS call options	—	2,200,000	(2,200,000)	—
Forward purchase contracts	2,206,539	45,301,457	(45,173,407)	2,334,589
Forward sales contracts	4,266,983	58,817,165	(59,760,305)	3,323,843

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended September 30, 2012
MBS put options	245,000	980,000	(700,000)	525,000
MBS call options	35,000	30,000	(65,000)	—
Forward purchase contracts	829,407	7,780,756	(5,876,257)	2,733,906
Forward sales contracts	2,133,971	13,150,113	(10,097,143)	5,186,941

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Nine months ended September 30, 2012
MBS put options	28,000	1,412,500	(915,500)	525,000
MBS call options	5,000	180,000	(185,000)	—
Forward purchase contracts	398,400	11,927,458	(9,591,952)	2,733,906
Forward sales contracts	756,691	21,381,612	(16,951,362)	5,186,941

The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $3.1 million and $(46.1) million for the quarters ended September 30, 2013 and 2012, respectively. The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $143.2 million and $(62.5) million for the nine months ended September 30, 2013 and 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used as economic hedges of MSRs totaling $0 and $2.0 million for the quarter and nine months ended September 30, 2013. The derivative losses are included in Net loan servicing fees in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the quarter and nine months ended September 30, 2012.

The following table summarizes the notional of amount activity for derivative contracts used to hedge the Company’s investment activities related to its MBS securities and mortgage loans at fair value held by variable interest entity:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended September 30, 2013
Eurodollar futures	—	19,152,000	(9,188,000)	9,964,000
Treasury futures	—	75,000	—	75,000
Options on Eurodollar futures	—	2,200,000	—	2,200,000

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Nine months ended September 30, 2013
Eurodollar futures	—	19,152,000	(9,188,000)	9,964,000
Treasury futures	—	75,000	—	75,000
Options on Eurodollar futures	—	2,200,000	—	2,200,000

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities. The Company recorded net losses on derivative financial instruments used as economic hedges of $12.1 million for the quarter ended September 30, 2013. The derivative losses are included in Net gain on mortgage loans acquired for sale and Net gain on mortgage-backed securities in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the quarter and nine months ended September 30, 2012.

Note 11—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	September 30, 2013		December 31, 2012
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$1,344,259	$2,223,064	$785,955	$1,483,311
Performing loans:
Fixed	262,010	399,310	201,212	322,005
ARM/hybrid	143,955	192,389	134,196	195,381
Interest rate step-up	98,287	168,072	68,475	123,117
Balloon	145	215	133	219

	504,397	759,986	404,016	640,722

	$1,848,656	$2,983,050	$1,189,971	$2,124,033

Mortgage loans at fair value pledged to secure borrowings at period end:
Sales of loans under agreements to repurchase	$1,772,788		$947,522

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$1,313		$1,538

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

Concentration	September 30, 2013	December 31, 2012
Portion of mortgage loans originated between 2005 and 2007	71%	77%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to-current-property-value in excess of 100%	61%	68%
Percentage of mortgage loans secured by California real estate	25%	18%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey	New York Florida New Jersey

Note 12— Mortgage loans at fair value held by variable interest entity

Following is a summary of the distribution of the Company’s mortgage loans at fair value held by variable interest entity:

	September 30, 2013		December 31, 2012
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$—	$—	$—	$—
Performing loans:
Jumbo Fixed	536,776	550,462	—	—

	536,776	550,462	—	—

	$536,776	$550,462	$—	$—

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value held by variable interest entity:

States Comprising more than 5.00% of unpaid principal balance	September 30, 2013	December 31, 2012
California	57%	—
Washington	8%	—
Texas	6%	—
Virginia	6%	—
Other	24%	—

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

	September 30, 2013		December 31, 2012
Loan Type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$184,338	$286,339	$—	$—
Performing loans:
Fixed	21,592	34,275	—	—
ARM/hybrid	22,156	37,557	—	—

	43,748	71,832	—	—

	$228,086	$358,171	$—	$—

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

Concentration	September 30, 2013	December 31, 2012
Portion of mortgage loans originated between 2005 and 2007	73%	—
Percentage of fair value of mortgage loans with unpaid-principal-balance-to current-property-value in excess of 100%	57%	—
Percentage of mortgage loans secured by California real estate	24%	—
Additional states contributing 5% or more of mortgage loans	New Jersey Washington New York Maryland

At September 30, 2013, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 14—Real Estate Acquired in Settlement of Loans

Following is a summary of the activity in REO for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$88,682	$89,121	$88,078	$80,570
Purchases	82	—	82	48
Transfers from mortgage loans at fair value and advances	48,154	33,962	116,957	82,404
Transfers from REO under forward purchase agreements	114	786	114	21,819
Results of REO:
Valuation adjustments, net	(5,012)	(3,954)	(16,079)	(8,824)
Gain on sale, net	2,759	5,246	8,644	14,530

	(2,253)	1,292	(7,435)	5,706
Sale proceeds	(35,086)	(38,981)	(98,103)	(104,367)

Balance at period end	$99,693	$86,180	$99,693	$86,180

At period end:
REO pledged to secure agreements to repurchase	$17,074	$10,118	$17,074	$10,118

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$50,796	$23,060	$50,796	$23,060

Note 15—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$89	$797	$—	$22,979
Purchases	—	—	—	248
Transfers from (to) mortgage loans under forward purchase agreements at fair value and servicing advances	3,640	(10)	3,729	6,633
Transfers to REO	(114)	(786)	(114)	(21,819)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(31)	(1)	(31)	(449)
(Loss) gain on sale, net	(10)	(3)	(10)	2,319

	(41)	(4)	(41)	1,870
Sale proceeds	(65)	3	(65)	(9,911)

Balance at period end	$3,509	$—	$3,509	$—

At September 30, 2013, the entire balance of real estate acquired in settlement of loans under forward purchase agreements was held under forward purchase agreements.

Note 16—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance at beginning of period	$1,827	$1,285	$1,346	$749
Additions:
Purchases	1,696	—	1,881	20
MSRs resulting from loan sales	7,939	363	8,043	1,451

Total additions	9,635	363	9,924	1,471

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(366)	(62)	(64)	(543)
Other changes in fair value(2)	(99)	(64)	(209)	(76)

	(465)	(126)	(273)	(619)

Sales	—	—	—	(79)

Balance at period end	$10,997	$1,522	$10,997	$1,522

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at amortized cost for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage Servicing Rights:
Balance at beginning of period	$228,912	$33,171	$132,977	$5,282
MSRs resulting from loan sales	41,018	36,397	148,186	65,198
Purchases	—	6	—	15
Sales	—	—	—	(19)
Amortization	(7,201)	(1,437)	(18,433)	(2,339)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance before valuation allowance at period end	262,729	68,137	262,730	68,137

Valuation Allowance for Impairment of Mortgage Servicing Rights:
Balance at beginning of period	(3,839)	(1,624)	(7,547)	—
(Additions) Reversals	(212)	(2,881)	3,495	(4,505)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance at period end	(4,051)	(4,505)	(4,052)	(4,505)

Mortgage Servicing Rights, net	$258,678	$63,632	$258,678	$63,632

Estimated fair value of MSRs at period end	$277,711	$63,678	$277,711	$63,678

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its September 30, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

12-month period ending September 30,	Estimated MSR amortization
(in thousands)
2014	$27,644
2015	26,477
2016	24,675
2017	23,164
2018	21,480
Thereafter	139,289

Total	$262,729

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Contractual servicing fees	$13,687	$3,934	$34,158	$6,342

Note 17—Securities Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$196,032	$—	$196,032	$—
Weighted-average interest rate	0.45%	0.00%	0.45%	0.00%
Fair value of securities securing agreements to repurchase	$217,492	$—	$217,492	$—
During the period:
Weighted-average interest rate	0.64%	0.51%	0.64%	0.64%
Average balance of securities sold under agreements to repurchase	$38,788	$75,787	$13,071	$99,595
Total interest expense	$63	$100	$63	$488
Maximum daily amount outstanding	$196,032	$157,333	$196,032	$160,334

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s securities sold under agreements to repurchase is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$10,256	October 16, 2013
Daiwa	$7,570	October 23, 2013
Bank of America, N.A.	$3,771	October 9, 2013

Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$670,311	$755,471	$670,311	$755,471
Unused amount(1)	$990,583	$244,529	$990,583	$244,529
Weighted-average interest rate	2.08%	2.61%	2.08%	2.61%
Fair value of mortgage loans acquired for sale securing agreements to repurchase	$731,717	$846,856	$731,717	$846,856
During the period:
Weighted-average interest rate(2)	2.06%	2.42%	2.12%	2.29%
Average balance of loans sold under agreements to repurchase	$1,121,828	$462,137	$955,410	$294,857
Total interest expense	$7,898	$3,947	$20,724	$7,221
Maximum daily amount outstanding	$1,423,750	$755,502	$1,489,070	$755,502

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $1.9 million and $5.0 million during the quarter and nine months ended September 30, 2013, respectively, and $1.1 million and $2.1 million during the quarter and nine months ended September 30, 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at September 30, 2013	Balance
(in thousands)
Within 30 days	$56,482
Over 30 to 90 days	591,307
Over 90 days to 180 days	22,522
Over 180 days to 1 year	—

$670,311

Weighted average maturity (in months)	2.5

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $3.0 million and $4.1 million on deposit with its loan repurchase agreement counterparties at September 30, 2013 and December 31, 2012, respectively. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk	Weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank	$8,181	October 31, 2019	July 24, 2014
Credit Suisse First Boston Mortgage Capital LLC	$31,427	December 25, 2013	October 31, 2014(1)
Bank of America, N.A.	$20,495	December 21, 2013	January 2, 2014
Morgan Stanley Bank, N.A.	$2,972	November 25, 2013	November 19, 2013

(1)	The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans and mortgage loans at fair value held by variable interest entity sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$1,091,487	$274,185	$1,091,487	$274,185
Unused amount(1)	$287,163	$375,815	$287,163	$375,815
Weighted-average interest rate	4.11%	3.88%	4.11%	3.88%
Fair value of mortgage loans at fair value and REO securing agreements to repurchase	$2,116,823	$986,678	$2,116,823	$986,678
During the period:
Weighted-average interest rate(2)	3.11%	4.46%	3.27%	4.36%
Average balance of loans sold under agreements to repurchase	$578,514	$333,216	$478,739	$313,726
Total interest expense	$5,216	$3,800	$13,559	$10,411
Maximum daily amount outstanding	$1,091,487	$439,976	$1,091,487	$439,976

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $625,000 and $1.7 million during the quarter and nine months ended September 30, 2013, respectively, and $439,000 and $1.0 million during the quarter and nine months ended September 30, 2012, respectively.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining Maturity at September 30, 2013	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	293,772
Over 90 days to 180 days	—
Over 180 days to 1 year	797,715

$1,091,487

Weighted average maturity (in months)	8.3

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. The Company had no margin deposits as of September 30, 2013 and as of December 31, 2012, the Company had $379,000 on deposit with its loan repurchase agreement counterparties. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk	Facility Maturity
	(in thousands)
Citibank, N.A.	$663,953	July 24, 2014
Credit Suisse First Boston Mortgage Capital LLC	$336,254	October 31, 2014(1)
Bank of America, N.A.	$24,566	October 30, 2013

(1)	The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

Following is a summary of financial information relating to REO financed under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$22,228	$11,715	$22,228	$11,715
Unused amount(1)	$—	$88,285	$—	$88,285
Weighted-average interest rate	3.68%	3.96%	3.68%	3.96%
Fair value of loans and REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase	$50,796	$24,148	$50,796	$24,148
During the period:
Weighted-average interest rate(2)	3.78%	4.25%	3.90%	4.21%
Average balance of REO sold under agreements to repurchase	$16,720	$15,461	$9,058	$19,139
Total interest expense	$286	$293	$269	$989
Maximum daily amount outstanding	$23,867	$19,909	$23,867	$27,494

(1)	The amount the Company is able to borrow under repurchase agreements is subject to a sublimit of the commitment amount available pursuant to the repurchase facility for mortgage loans at fair value. The facility is tied to the fair value of unencumbered REO eligible for contribution to a subsidiary, the stock of which is pledged to secure those agreements, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral so contributed.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $125,000 and $375,000 during the quarter and nine months ended September 30, 2013, respectively, and $41,667 and $41,667 during the quarter and nine months ended September 30, 2012, respectively.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the REOs decreases. The Company had no margin deposits as of September 30, 2013 and December 31, 2012.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s REO held in a consolidated subsidiary, whose stock is pledged to secure agreements to repurchase is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk	Facility Maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$29,857	October 31, 2014(1)

(1)	The earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any particular date of determination.

Note 21—Asset-backed secured financing

Following is a summary of financial information relating to the asset-backed secured financing:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$170,008	$—	$170,008	$—
Weighted-average interest rate	3.50%	—	3.50%	—
During the period:
Average balance	$1,853	$—	$625	$—
Maximum daily amount outstanding	$170,008	$—	$170,008	$—
Interest expense	$—	$—	$—	$—

Note 22—Exchangeable Senior Notes

On April 30, 2013, PennyMac Corp. (“PMC”) issued in a private offering $250 million aggregate principal amount of its Exchangeable Senior Notes due 2020 (the “Notes”). The Notes bear interest at a rate of 5.375% per year, payable semiannually. The exchange rate initially equals 33.5149 common shares per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $29.84 per common share). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

The Notes are fully and unconditionally guaranteed by the Company and are exchangeable for the Company’s common shares at any time until the close of business on the second scheduled trading day immediately preceding the maturity date.

The net proceeds from the Notes were used to fund the business and investment activities of the Company, including the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of its correspondent lending business, including the purchase of jumbo loans; the repayment of other indebtedness; and general corporate purposes.

Following is financial information relating to the Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$250,000	$—	$250,000	$—
Weighted-average interest rate	5.38%	—	5.38%	—
During the period:
Average balance	$250,000	$—	$141,026	$—
Maximum daily amount outstanding	$250,000	$—	$250,000	$—
Interest expense(1)	$3,577	$—	$5,961	$—

(1)	Total interest expense includes amortization of debt issuance costs of $218,000 and $362,000 during the quarter and nine months ended September 30, 2013. Unamortized debt issuance costs totaled $7.1 million at September 30, 2013.

Note 23—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollar amounts in thousands)
Period end:
Balance	$229,841	$—	$229,841	$—
Weighted-average interest rate	3.03%	—	3.03%	—
Fair value of underlying loans and REO	$231,595	$—	$231,595	$—
During the period:
Weighted-average interest rate	2.96%	4.00%	2.97%	4.01%
Average balance	$232,722	$9,787	$89,459	$78,435
Interest expense	$1,762	$100	$2,013	$2,396
Maximum daily amount outstanding	$242,394	$16,693	$244,047	$152,428

Note 24—Liability for Losses Under Representations and Warranties

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

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent lenders that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from the correspondent lender.

The Company records a provision for losses relating to the representations and warranties it makes as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent lenders. The Company establishes a liability at the time loans are sold and continually updates its liability estimate.

Following is a summary of the Company’s Liability for losses under representations and warranties in the consolidated balance sheets for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Balance, beginning of period	$7,668	$1,249	$4,441	$205
Provisions for losses	1,474	1,129	4,701	2,173
Incurred losses	—	—	—	—

Balance, end of period	$9,142	$2,378	$9,142	$2,378

Following is a summary of the Company’s repurchase activity for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$5,687	$416	$6,895	$416

Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$967	$—	$1,891	$—

At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$9,415	$1,547	$9,415	$1,547
Unpaid principal balance of mortgage loans subject to representations and warranties	$23,531,815	$6,256,017	$23,531,815	$6,256,017

The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that will change over the lives of the underlying loans. However, management believes the amount and range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Note 25—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2013, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

September 30, 2013
(in thousands)
Commitments to purchase mortgage loans:
Correspondent lending	$641,971
Other mortgage loans	$316,764

Note 26—Shareholders’ Equity

On August 13, 2013, the Company issued and sold 11,300,000 common shares in an underwritten public offering and received $249.4 million of proceeds, after estimated offering expenses. Proceeds from the issuance of these shares were used to fund the Company’s business and investment activities, including the acquisition of distressed mortgage loans and other investments; the funding of its correspondent lending business, including the purchase of jumbo loans; the repayment of indebtedness; and for general corporate purposes.

At September 30, 2013, the Company had approximately $197.5 million available for issuance under its ATM Equity Offering Sales AgreementSM. The Company has not sold any common shares under the ATM Equity OfferingSM Sales Agreement during the nine months ended September 30, 2013.

As more fully described in the Company’s Annual Report, certain of the underwriting costs incurred in the Company’s IPO were paid on PMT’s behalf by PCM and a portion of the underwriting discount was deferred by agreement with the underwriters of the offering. On February 1, 2013, the Company entered into an Amended and Restated Underwriting Fee Reimbursement Agreement (“Reimbursement Agreement”), by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the quarter and nine months ended September 30, 2013, $388,000 and $601,000 was paid to PCM, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to make to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarter and nine months ended September 30, 2013, $776,000 and $1.2 million was paid to the underwriters, respectively. The reimbursement agreement expires on February 1, 2019. Management has concluded that these amounts are likely to be paid and has recognized a liability for reimbursement to PCM and payment of the underwriting discount as a reduction of additional paid-in capital.

Note 27—Net Gain on Mortgage Loans Acquired For Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash gain (loss):
Sales proceeds	$(108,960)	$10,360	$(207,912)	$10,677
Hedging activities	114,404	(17,897)	160,109	(28,720)

	5,444	(7,537)	(47,803)	(18,043)
Non cash gain:
Receipt of MSRs in loan sale transactions	48,957	36,760	156,229	66,648
Provision for losses relating to representations and warranties provided in loan sales	(1,474)	(1,129)	(4,701)	(2,173)
Change in fair value relating to loans and hedging derivatives held at period-end:
IRLCs	28,413	27,102	(8,033)	34,263
Mortgage loans	48,206	23,004	11,211	34,457
Hedging derivatives	(118,515)	(28,407)	(22,155)	(33,942)

	$11,031	$49,793	$84,748	$81,210

Note 28—Net Interest Income

Net interest income is summarized for the periods presented below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income:
Mortgage loans acquired for sale at fair value	12,535	6,144	28,150	12,092
Short-term investments	252	13	340	32
Mortgage-backed securities	345	502	345	2,087
Agency debt securities	162	—	162	—
Mortgage loans at fair value	20,751	12,889	48,300	36,855
Mortgage loans at fair value held by variable interest entity	—	—	—	—
Mortgage loans under forward purchase agreements	1,197	146	1,457	996
Excess servicing spread	—	—	—	—
Other	36	36	196	95

	35,278	19,730	78,950	52,157

Interest expense
Assets sold under agreements to repurchase	13,464	8,182	34,990	19,150
Borrowings under forward purchase agreements	1,762	100	2,013	2,396
Asset-backed secured financing	—	—	—	—
Exchangeable senior notes	3,577	—	5,961	—
Note payable secured by mortgage loans at fair value	—	—	—	113
Other	694	—	1,913	—

	19,497	8,282	44,877	21,659

Net interest income	$15,781	$11,448	$34,073	$30,498

Note 29—Net Loan Servicing Fees

Net loan servicing fees is summarized for the periods presented below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Servicing fees(1)	$14,451	$3,933	$37,175	$6,294
MSR recapture fee receivable from PLS	86	—	586	—
Effect of MSRs:
Amortization	(7,201)	(1,437)	(18,433)	(2,339)
(Provision for) reversal of impairment of MSRs carried at lower of amortized cost or fair value	(212)	(2,881)	3,495	(4,505)
Change in fair value of MSRs carried at fair value	(465)	(126)	(273)	(619)
Losses on hedging derivatives	—	—	(1,988)	—

	(7,878)	(4,444)	(17,199)	(7,463)

Net loan servicing fees	$6,659	$(511)	$20,562	$(1,169)

(1)	Includes contractually specified servicing and ancillary fees.

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

The table below summarizes restricted share unit activity and compensation expense for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Number of units:
Outstanding at beginning of period	740,858	751,489	665,617	491,809
Granted	4,781	—	255,445	350,000
Vested	(75,830)	(74,077)	(248,753)	(161,726)
Canceled	(3,681)	(11,770)	(6,181)	(14,441)

Outstanding at end of period	666,128	665,642	666,128	665,642

Weighted Average Grant Date Fair Value:
Outstanding at beginning of period	$18.25	$14.96	$15.92	$12.57
Granted	$23.91	$—	$23.91	$18.91
Vested	$3.21	$6.10	$13.20	$12.15
Expired or canceled	$23.63	$17.11	$20.06	$16.91
Outstanding at end of period	$19.97	$15.92	$19.97	$15.92
Compensation expense recorded during the period	$1,970,000	$1,661,000	$5,003,000	$4,210,000
Period end:
Units available for future awards(1)	5,024,000	4,014,000	5,024,000	4,014,000
Unamortized compensation cost	$6,861,000	$6,823,000	$6,861,000	$6,823,000

(1)	Based on shares outstanding as of September 30, 2013. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of September 30, 2013, 603,188 restricted share units with a weighted average grant date fair value of $22.80 per share unit are expected to vest over their average remaining vesting period of 30 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 31—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the taxable REIT subsidiary (“TRS”) after tax adjustments related to MSRs and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary (“QRS”).

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

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These federal income tax returns for 2010 and forward are subject to examination. The Company’s primary state income tax return for 2009 and forward are subject to examination. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit) which relates primarily to the TRSs for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)

Current (benefit) expense:
Federal	$3,505	$4,199	$(7,241)	$7,005
State	1,753	1,459	(1,202)	2,434

Total current expense	5,258	5,658	(8,443)	9,439

Deferred (benefit) expense:
Federal	(6,135)	9,594	16,456	17,122
State	(2,762)	3,333	4,399	5,947

Total deferred expense	(8,897)	12,927	20,855	23,069

Total (benefit) provision for income taxes	$(3,639)	$18,585	$12,412	$32,508

The provision for deferred income taxes for the quarters ended September 30, 2013 and September 30, 2012 primarily relates to MSRs the Company received pursuant to sales of mortgage loans with servicing rights retained and net operating loss carryforward as detailed below.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate for the periods presented:

	Quarter ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)

Federal income tax expense at statutory tax rate	$12,622	35.0%	$20,639	35.0%	$55,967	35.0%	$42,532	35.0%
Effect of non-taxable REIT income	(16,707)	(46.3)%	(5,168)	(8.8)%	(46,905)	(29.3)%	(15,460)	(12.7)%
State income taxes, net of federal benefit	(655)	(1.9)%	3,114	5.3%	2,079	1.3%	5,448	4.5%
Other	1,101	3.1%	—	0.0%	1,271	0.8%	(12)	0.0%
Valuation allowance	—	0.0%	—	0.0%	—	0.0%	—	0.0%

Provision for income taxes	$(3,639)	(10.1)%	$18,585	31.5%	$12,412	7.8%	$32,508	26.8%

The Company’s components of the provision for deferred income taxes are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Real estate valuation loss	$(143)	$(193)	$655	$(869)
Mortgage servicing rights	17,194	13,594	56,993	24,851
Net operating loss carryforward	(25,283)	—	(34,770)	—
Other	(665)	(474)	(2,023)	(913)
Valuation allowance	—	—	—	—

Total provision for deferred income taxes	$(8,897)	$12,927	$20,855	$23,069

The components of income taxes payable are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)

Taxes currently receivable	$7,706	$5,374
Deferred income taxes payable	(62,546)	(41,690)

Income taxes payable	$(54,840)	$(36,316)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	September 30, 2013	December 31, 2012
	(in thousands)
Deferred income tax assets:
REO valuation loss	$7,744	$8,399
Net operating loss carryforward	34,770	—
Other	3,889	1,867

Gross deferred tax assets	46,403	10,266

Deferred income tax liabilities:
Mortgage servicing rights	(108,949)	(51,956)

Gross deferred tax liabilities	(108,949)	(51,956)

Net deferred income tax liability	$(62,546)	$(41,690)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of September 30, 2013 and December 31, 2012.

The Company recorded a deferred tax asset of $34.8 million during the nine months ended September 30, 2013, reflecting the benefit of net operating loss carryforwards that generally expire in 2033.

At September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at September 30, 2013 and December 31, 2012.

Note 32—Segments and Related Information

The Company has two business segments: correspondent lending and investment activities.

•	The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS, using the operations of the Manager and the Servicer.

•	The investment activities segment represents the Company’s investments in distressed mortgage loans, REO, MBS, Agency debt security, mortgage loans at fair value held by variable interest entity, excess servicing spread and MSRs. Management seeks to maximize the value of the mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner. The Company also invests in mortgage-related securities and other mortgage-related real estate and financial assets.

Financial highlights by operating segment are summarized below:

Quarter ended September 30, 2013	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$11,031	$—	$—	$11,031
Net gain on investments	—	49,086	—	49,086
Interest income	12,536	25,316	(2,574)	35,278
Interest expense	(9,171)	(12,900)	2,574	(19,497)

	3,365	12,416	—	15,781
Other	4,490	5,674	—	10,164

	18,886	67,176	—	86,062

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	18,968	18,636	—	37,604
Other	211	12,185	—	12,396

	19,179	30,821	—	50,000

Pre-tax income	$(293)	$36,355	$—	$36,062

Total assets at period end	$760,611	$3,490,632	$(2,012)	$4,249,231

Quarter ended September 30, 2012	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$49,793	$—	$—	$49,793
Net gain on investments	—	26,061	—	26,061
Interest income	6,159	13,586	(15)	19,730
Interest expense	(3,366)	(4,931)	15	(8,282)

	2,793	8,655	—	11,448
Other	2,837	775	—	3,612

	55,423	35,491	—	90,914

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	17,847	7,683	—	25,530
Other	772	5,643	—	6,415

	18,619	13,326	—	31,945

Pre-tax net income	$36,804	$22,165	$—	$58,969

Total assets at period end	$911,998	$1,425,887	$(9,160)	$2,328,725

Nine months ended September 30, 2013	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$84,748	$—	$—	$84,748
Net gain on investments	—	159,900	—	159,900
Interest income	28,151	55,168	(4,369)	78,950
Interest expense	(22,354)	(26,892)	4,369	(44,877)

	5,797	28,276	—	34,073
Other	14,715	15,995	—	30,710

	105,260	204,171	—	309,431

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc	67,138	48,940	3,284 (1)	119,362
Other	485	29,678	—	30,163

	67,623	78,618	3,284	149,525

Pre-tax income	$37,637	$125,553	$(3,284)	$159,906

Total assets at period end	$760,611	$3,490,632	$(2,012)	$4,249,231

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Nine months ended September 30, 2012	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Revenues:
External
Net gain on mortgage loans acquired for sale	$81,210	$—	$—	$81,210
Net gain on investments	—	65,541	—	65,541
Interest income	12,129	40,116	(88)	52,157
Interest expense	(5,998)	(15,749)	88	(21,659)

	6,131	24,367	—	30,498
Other	4,880	6,463	—	11,343

	92,221	96,371	—	188,592

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc	32,100	20,124	—	52,224
Other	596	14,253	—	14,849

	32,696	34,377	—	67,073

Pre-tax net income	$59,525	$61,994	$—	$121,519

Total assets at period end	$911,998	$1,425,887	$(9,160)	$2,328,725

The accounting policies of the reportable segments are the same as those described in Note 3—Significant Accounting Policies to the Company’s Annual Report.

Note 33—Supplemental Cash Flow Information

	Nine months ended September 30,
	2013	2012
	(in thousands)
Cash paid for interest	$58,290	$21,952
Income tax (refund) payment	$(6,137)	$9,345
Non-cash investing activities:
Transfer of mortgage loans acquired for sale at fair value to mortgage loans at fair value held by variable interest entity	$536,776	$—
Transfer of mortgage loans to REO	$116,957	$82,404
Transfer of mortgage loans acquired for sale to mortgage loans at fair value	$—	$18
Purchase of mortgage loans financed through forward purchase agreements	$245,389	$1,070
Transfer of mortgage loans under forward purchase agreements to mortgage loans, at fair value	$13,018	$117,913
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	$3,604	$6,633
Receipt of MSRs as proceeds from sales of loans	$156,229	$66,648
Purchase of REO financed through forward purchase agreements	$3,604	$248
Transfer of REO under forward purchase agreements to REO	$114	$21,819
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$245,389	$1,070
Purchase of REO financed through forward purchase agreements	$3,604	$248
Transfer of note payable secured by mortgage loans to mortgage loans sold under agreements to repurchase	$—	$26,573
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$25,141	$—

Note 34—Regulatory Net Worth Requirement

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $2.5 million for both Agencies. Management believes PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of September 30, 2013.

Note 35—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On September 25, 2013, PCM committed to purchase on the Company’s behalf a pool of nonperforming mortgage loans with an aggregate UPB of $563 million. The pending transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance that the committed amounts will ultimately be acquired or that the transaction will be completed at all.

•	On November 6, 2013, the Company and PLS closed the acquisition of a $62 million co-investment in excess servicing spread from a $10.3 billion UPB portfolio of Fannie Mae MSRs purchased by PLS from a third party.

•	On September 15, 2013, PLS entered into a letter of intent with a third party to purchase a $10.7 billion UPB portfolio of Ginnie Mae MSRs. The Company and PLS intend to enter into an agreement relating to the acquisition of approximately $86 million of excess servicing spread from this MSR portfolio. The MSR acquisition by PLS and the Company’s purchase of excess servicing spread are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions and approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	On November 4, 2013, the Company’s board of trustees declared a cash dividend of $0.57 per share payable on November 29, 2013 to holders of record of the Company’s common shares as of November 15, 2013.

•	All agreements to repurchase assets that matured between September 30, 2013 and the date of this Report were extended or renewed.

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

During the quarter and the nine months ended September 30, 2013, we purchased loans with fair values totaling $8.2 billion and $26.0 billion, respectively, in furtherance of our correspondent lending business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”), through the Federal Housing Administration (“FHA”) or insured or guaranteed by the Veterans Administration, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $1.2 million and $3.6 million relating to $4.1 billion and $12.4 billion of fair value loans we sold to PLS for the quarter and nine months ended September 30, 2013, respectively, compared to $747,000 and $1.4 million relating to $2.7 billion and $5.1 billion of loans at fair value that we sold to PLS for the quarter and nine months ended September 30, 2012, respectively.

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and nine months ended September 30, 2013, we acquired distressed mortgage loans with fair values totaling $581.0 million and $1.0 billion, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $102.3 million and $300.1 million, respectively.

We supplement these activities through participation in other mortgage-related activities, which are in various states of analysis, planning or implementation, including:

•	Acquisition of MSRs or excess servicing spread from MSRs. We believe that MSR investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to improve the assets’ value. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. Pursuant to the terms of the MSR recapture agreement entered into with PLS effective February 1, 2013, if PLS refinances loans for which we previously created and held the MSRs through our correspondent lending activities, PLS is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated.

•	To the extent that we transfer correspondent lending loans into private label securitizations, we may retain a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

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

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During the third quarter of 2013, real U.S. gross domestic product expanded at an annual rate of 2.8% compared to revised 2.5% and 2.8% annual rates for the second quarter of 2013 and third quarter of 2012, respectively. Modest economic growth continued to affect unemployment rates during the second quarter of 2013. The national unemployment rate was 7.2% at September 30, 2013 and compares to a revised seasonally adjusted rate of 7.8% at September 30, 2012 and 7.6% at June 30, 2013. Delinquency rates on residential real estate loans remain elevated compared to historical rates. As reported by the Federal Reserve, during the second quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 9.4%, a reduction from 10.6% during the second quarter of 2012.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for September 2013 was 10.7% higher than for September 2012 and the national median existing home price for all housing types was $199,200, an 11.7% increase from September 2012. On a national level, foreclosure filings during the third quarter of 2013 decreased by 27% as compared to the third quarter of 2012. Foreclosure activity across the country is expected to remain above historical average levels through the remainder of 2013 and beyond.

Thirty-year fixed rate mortgage interest rates ranged from a high of 4.49% to a low of 4.37% during the third quarter of 2013 (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). During the first nine months of 2013, mortgage interest rates have ranged from a high of 4.58% to a low of 3.34%. During the third quarter of 2012, interest rates for the thirty-year fixed rate mortgage ranged from a high of 3.66% to a low of 3.40%.

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Towards the end of the second quarter, an increase in these treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have declined led by a reduction in refinance activity.

Mortgage lenders originated an estimated $460 billion of home loans during the third quarter of 2013, down 18.6 percent from the second quarter of the year. That pushed year-to-date production volume to slightly less than $1.6 trillion, and put the market 3.9 percent ahead of the pace set during the first nine months of 2012 (Source: Inside Mortgage Finance). However, mortgage originations are forecast to decline, with current industry estimates for the fourth quarter of 2013 totaling $280 billion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

The potential market opportunity in non-agency jumbo mortgage loans continues to be significant. In the first nine months of 2013, prime jumbo MBS issuance surpassed the total for all of 2012, with securitizations totaling $12.3 billion in unpaid principal balance. The depth of investor demand for non-agency MBS is limited as evidenced by weaker pricing for securitizations issued in the third quarter. We believe that the Federal Housing Finance Agency (“FHFA”) will execute upon its stated goal to reduce the role of Fannie Mae and Freddie Mac in mortgage finance over time, and part of that goal will be to reduce agency conforming limits to pre-crisis levels beginning sometime in 2014. This would open a significant portion of the jumbo market to non-agency securitization and move the market one step closer to normalization. During the nine months ended September 30, 2013, we produced approximately $190 million in unpaid principal balance of jumbo loans and acquired $393 million in unpaid principal balance of jumbo loans on a bulk basis, compared to $11 million in unpaid principal balance of jumbo loans produced during all of 2012.

        Our Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the third quarter of 2013, our Manager reviewed 25 mortgage loan pools with unpaid principal balances totaling approximately $7.3 billion. This compares to our Manager’s review of 23 mortgage loan pools with unpaid principal balances totaling approximately $3.8 billion during the third quarter of 2012. We acquired distressed mortgage loans with fair values totaling $822 million during the third quarter of 2013 compared to $151 million during the third quarter of 2012.

In recent periods, we have seen increased competition from new and existing market participants in our correspondent lending business, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans held for sale. Although margins on gains from mortgage loans held for sale benefitted from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market) early in the fourth quarter of 2012, margins narrowed in subsequent quarters and we expect them to continue to normalize toward their long-term averages in 2013 and 2014.

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Net investment income	$86,062	$90,914	$309,431	$188,592

Pre-tax income by segment:
Correspondent lending	$(293)	$36,804	$37,637	$59,525
Investment activities	36,355	21,165	125,553	61,994
Intersegment elimination and other	—	—	(3,284)	—

	$36,062	$58,969	$159,906	$121,519

Net income	$39,701	$40,384	$147,494	$89,011
Earnings per share:
Basic	$0.61	$0.81	$2.40	$2.29
Diluted	$0.57	$0.81	$2.29	$2.29
Dividends per share:
Declared	$0.57	$0.55	$1.71	$1.65
Paid	$0.57	$0.55	$1.71	$1.65
Correspondent lending:
Purchases of mortgage loans for sale	$8,237,555	$6,597,138	$25,996,695	$11,967,678
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$4,185,247	$3,573,762	$13,229,726	$6,254,412
Sales of government-insured and guaranteed loans to PLS	4,147,535	2,650,097	12,429,698	5,108,340

	8,332,782	6,223,859	25,659,424	11,362,752
MSRs	48,957	36,760	156,229	66,648

	$8,381,739	$6,260,619	$25,815,653	$11,429,400

Investment activities:
Distressed mortgage loans and REO:
Purchases	$584,419	$150,778	$1,028,090	$411,368
Cash proceeds from liquidation activities	$102,287	$82,783	$300,082	$256,687
MBS:
Purchases	$199,558	$—	$199,558	$112,211
Cash proceeds from repayment and sales	$—	$167,910	$—	$189,167

Share prices during the period:
High	$23.52	$23.52	$28.73	$23.52
Low	$20.39	$19.72	$19.17	$16.69
At period end	$21.87	$23.37	$23.69	$23.37
At period end:
Total assets	$4,249,231	$2,328,725	$4,249,231	$2,328,725
Book value per share	$21.22	$20.10	$21.22	$20.10

During the quarter and nine months ended September 30, 2013, we recorded net income of $39.7 million and $147.5 million, or $0.57 and $2.29 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2013 reflects net gains on our investments in financial instruments totaling $60.1 million and $244.6 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $41.9 million and $136.2 million of valuation gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value. These gains were supplemented by $15.8 million and $34.1 million of net interest income. During the quarter and nine months ended September 30, 2013, we purchased $8.2 billion and $26.0 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $11.0 million and $84.57 million, respectively. At September 30, 2013, we held mortgage loans acquired for sale with fair values totaling $737.1 million, including $273.0 million that were pending sale to PLS.

During the quarter and nine months ended September 30, 2012, we recorded net income of $40.4 million and $89.0 million, or $0.81 and $2.29 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2012 reflects net gains on our investments in financial instruments (comprised of net gain on investments and net gain on mortgage loans acquired for sale) totaling $75.9 million and $146.8 million, including $22.9 million and $50.1 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $11.4 million and $30.5 million of net interest income, respectively. During the quarter and nine months ended September 30, 2012, we purchased $6.6 billion and $12.0 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $49.8 million and $81.2 million, respectively. At September 30, 2012, we held mortgage loans acquired for sale with fair values totaling $847.6 million, including $194.1 million pending sale to PLS.

Our net income decreased during the quarter ended September 30, 2013 due to decreased gains on mortgage loans held for sale. Our net income increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to growth in both our correspondent lending and investment activities segments. During the quarter and nine months ended September 30, 2013, we sold $4.2 billion and $13.2 billion in fair value of mortgage loans to nonaffiliates and issued $6.7 billion and $24.8 billion of IRLCs, an increase of $356 million or 6% and $13.3 billion or 116%, respectively, from the quarter and nine months ended September 30, 2012. During the quarter ended September 30, 2013, rising interest rates negatively impacted our net gain on mortgage loans acquired for sale margins. As a result, although we sold more loans during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, our net gain on loans acquired for sale decreased by $38.8 million or 78%.

For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, our net gain on mortgage loans acquired for sale increased by $3.5 million or 4%. In our investment activities, our average investment portfolio was approximately $1.8 billion and $1.4 billion during the quarter and nine months ended September 30, 2013, an increase of $805.7 million or 79% and $476.3 million or 49% from the quarter and nine months ended September 30, 2012. We recognized interest income and net gain on investments totaling approximately $84.4 million and $238.9 million during the quarter and nine months ended September 30, 2013, a increase of $38.6 million or 84% for the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, and an increase of $121.2 million or 103% from the nine months ended September 30, 2012.

Net Investment Income

During the quarter and nine months ended September 30, 2013, we recorded net investment income of $86.1 million and $309.4 million, respectively, comprised primarily of net gain on mortgage loans acquired for sale of $11.0 million and $84.7 million and net gain on investments of $49.1 million and $159.9 million, respectively, supplemented by $15.8 million and $34.1 million of net interest income, $4.6 million and $14.8 million of loan origination fees and $6.7 million and $20.6 million of net loan servicing fees, partially offset by $2.3 million and $7.5 million of losses from results of REO, respectively. This compares to net investment income of $90.9 million and $188.6 million recognized during the quarter and nine months ended September 30, 2012, comprised primarily of net gain on mortgage loans acquired for sale of $49.8 million and $81.2 million and net gain on investments of $26.1 million and $65.5 million, respectively, supplemented by $11.4 million and $30.5 million of net interest income and $1.3 million and $7.6 million from results of REO, partially offset by negative net loan servicing income of $511,000 and $1.2 million, respectively.

Net investment income includes noncash fair value adjustments. Because we have elected to record our mortgage loan investments (which include mortgage loans at fair value, and our mortgage loans at fair value under forward purchase agreements and mortgage loans held in a variable interest entity at fair value) at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Net investment income also includes noncash fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, forward purchase and sale contracts and MBS put and call options. The fair value adjustments related to our mortgage loan investments are included in “Net gain (loss) on investments—Mortgage loans.” The fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, forward purchase and sale contracts and MBS put and call options are included in “Net gain on mortgage loans acquired for sale.” The amounts of fair value adjustments included for the periods indicated are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net gain or loss on investments—mortgage loans
Mortgage loans	$34,128	$22,815	$129,227	$42,841
Mortgage loans under forward purchase agreements	7,762	48	7,073	7,223

	41,890	22,863	136,300	50,064

Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	48,206	23,004	11,211	34,457
IRLCs	28,413	27,102	(8,033)	34,263
Hedging derivatives	(118,515)	(28,407)	(22,155)	(33,942)

	(41,896)	21,699	(18,977)	34,778

	$(6)	$44,562	$117,323	$84,842

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

During the quarter and nine months ended September 30, 2013, we received proceeds from liquidation of mortgage loan investments and REO of $102.3 million and $300.1 million, respectively. For these liquidations, we had recorded $12.9 million and $32.8 million, respectively, of accumulated valuation gains during the period we held the assets and recorded additional gains of $8.8 million and $31.1 million, respectively, when the assets were liquidated.

During the quarter and nine months ended September 30, 2012, we received proceeds from liquidations of mortgage loan investments of $82.9 million and $256.7 million, respectively. For these liquidations, we had recorded $4.7 million and $13.7 million, respectively, of accumulated valuation gains during the period we held the assets and recorded additional gains of $8.8 million and $31.8 million, respectively, when the assets were liquidated.

The growth in net investment income during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, primarily reflects the growth in the distressed loan portfolio. The decrease in net investment income during the quarter ended September 30, 2013 as compared to the quarter ended September 30, 2012, is due to a reduction in gain on mortgage loans acquired for sale owing to margins during the quarter ended September 30, 2013. This reduction is partially offset by increases in gains on investments, reflecting growth in our portfolio of mortgage loan investments and debt securities.

Correspondent Lending

Net Gain on Mortgage Loans Acquired for Sale

During the quarter and nine months ended September 30, 2013, we recorded a net gain on mortgage loans acquired for sale of $11.0 million and $84.7 million, respectively, which included approximately $49.0 million and $156.2 million, respectively, in fair value of MSRs received as part of the proceeds from our correspondent lending loan sales.

During the quarter and nine months ended September 30, 2012, we recorded a net gain on mortgage loans acquired for sale of $49.8 million and $81.2 million, respectively, which included approximately $36.8 million and $66.6 million, respectively, in fair value of MSRs received as part of the proceeds from our correspondent lending sales.

Our gains on mortgage loans acquired for sale are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Cash gain (loss):
Sales proceeds	$(108,960)	$10,360	$(207,912)	$10,677
Hedging activities	114,404	(17,897)	160,109	(28,720)

	5,444	(7,537)	(47,803)	(18,043)
Non cash gain:
Receipt of MSRs in loan sale transactions	48,957	36,760	156,229	66,648
Provision for losses relating to representations and warranties provided in loan sales	(1,474)	(1,129)	(4,701)	(2,173)
Change in fair value relating to loans and hedging derivatives held at period-end:
IRLCs	28,413	27,102	(8,033)	34,263
Mortgage loans	48,206	23,004	11,211	34,457
Hedging derivatives	(118,515)	(28,407)	(22,155)	(33,942)

	$11,031	$49,793	$84,748	$81,210

Increase (decrease) in gain on mortgage loans acquired for sale due to:
Change in IRLCs fair value	$1,311	$25,830	$(42,296)	$33,096
Volume of loans sold	3,622	20,404	49,554	44,038
Gain margin	(43,695)	3,476	(3,720)	3,868

Total change	$(38,762)	$49,710	$3,538	$81,002

Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The change in our cash gain on mortgage loans acquired for sale from the quarter ended September 30, 2012 to the quarter ended September 30, 2013 reflects the cash losses based on prevailing market conditions during the respective periods, which was offset by settlements of hedging transactions entered into to hedge our IRLCs and mortgage loan inventory. During the quarter and nine months ended September 30, 2012, mortgage interest rates were generally decreasing, resulting in larger cash gains. During the quarter and nine months ended September 30, 2013, mortgage interest rates were generally increasing, resulting in reduced cash gains. In addition, during the quarter and nine months ended September 30, 2013, pricing margins were compressed as compared to the quarter ended September 30, 2012, due to increasing competition in the market for mortgage loans.

We recognize a substantial portion of our gain on mortgage loans held for sale at fair value before we purchase the loan. In the course of our correspondent lending activities, we make contractual commitments to correspondent lenders to purchase loans at specified terms. We call these commitments IRLCs. We recognize the value of IRLCs at the time we make the commitment to the correspondent lender.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	September 30, 2013	December 31, 2012
Key Inputs	Range (Weighted average)

Pull-through rate	48.8% - 98.0%	44.2% - 98.0%
	(83.5%)	(80.6%)
MSR value expressed as:
Servicing fee multiple	0.9 - 5.1	1.8 - 4.8
	(3.7)	(4.5)
Percentage of unpaid principal balance	0.2% - 1.3%	0.4% - 1.2%
	(0.9%)	(1.1%)

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans. As discussed in Net loan servicing fees, below, how much of the MSR we realize in cash depends on how our initial estimates of the future cash flows accruing to the MSRs are realized. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$ 3,404,274	$ 707,891	$3,400,928	$50,178
Average servicing fee rate (in basis points)	25	25	26	28
Pricing spread(1)	5.4% - 13.9%	6.4% - 9.6%	7.5% - 7.5%	7.5% - 13.5%
	(6.3%)	(8.0%)	(7.5%)	(7.6%)
Life (in years)	2.9 - 6.9	3.8 - 6.9	6.4 - 6.4	3.2 - 6.4
	(6.3)	(6.8)	(6.4)	(6.3)
Annual total prepayment speed(2)	8.5% - 15.6%	8.8% - 20.7%	8.9% - 9.4%	8.9% - 27.1%
	(8.9%)	(9.8%)	(9.1%)	(9.5%)
Annual per-loan cost of servicing	$68 - $68	$68 - $68	$68 - $68	$68 - $140
	($68)	($68)	($68)	($69)

	Nine months ended September 30,
	2013		2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
Unpaid principal balance of underlying loans	$ 12,247,940	$ 717,877	$ 5,905,828	$ 156,211
Average servicing fee rate (in basis points)	26	25	25	26
Pricing spread(1)	5.4% - 14.4%	6.4% - 14.4%	7.5% - 22.8%	7.5% -14.6%
	(6.6%)	(8.0%)	(7.7%)	(8.1%)
Life (in years)	2.6 - 6.9	2.8 - 6.9	2.5 - 6.7	2.5 - 6.7
	(6.4)	(6.8)	(6.4)	(6.2)
Annual total prepayment speed(2)	8.5% - 23.6%	8.8% - 27.0%	7.8% - 36.9%	7.8% - 36.9%
	(9.0%)	(9.8%)	(8.9%)	(10.4%)
Annual per-loan cost of servicing	$68 - $140	$68 - $68	$68 - $140	$68 - $140
	($68)	($68)	($68)	($75)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total Conditional Prepayment (“CPR”).

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

Following is a summary of our liability for representations and warranties in the consolidated balance sheets:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Balance, beginning of period	$7,668	$1,249	$4,441	$205
Provisions for losses	1,474	1,129	4,701	2,173
Incurred losses	—	—	—	—

Balance, end of period	$9,142	$2,378	$9,142	$2,378

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
During the period:
Unpaid balance of mortgage loans repurchased	$5,687	$416	$6,895	$416

Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$967	$—	$1,891	$—

At period end:
Unpaid balance of mortgage loans subject to pending claims for repurchase	$9,415	$1,547	$9,415	$1,547
Unpaid principal balance of mortgage loans subject to representations and warranties	$23,531,815	$6,256,017	$23,531,815	$6,256,017

During the quarter and nine months ended September 30, 2013, we repurchased mortgage loans with unpaid balances totaling $5.7 and $6.9 million respectively, and incurred no losses relating to such repurchases. However, as the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. As economic fundamentals change, and as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change, the level of repurchase activity and ensuing losses will change, which may be material to us.

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

Our hedging activities relating to correspondent lending primarily involve forward sales of our IRLCs and mortgage loans acquired for sale as well as purchases of options to sell and options to purchase MBS.

Following is a summary of the notional activity in our hedging derivatives for our investment activities related to our IRLCs and inventory of mortgage loans acquire for sale for the periods presented:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended September 30, 2013
MBS put options	460,000	180,000	(510,000)	130,000
MBS call options	725,000	300,000	(1,025,000)	—
Forward purchase contracts	5,411,784	18,214,008	(21,291,203)	2,334,589
Forward sales contracts	7,728,066	21,440,627	(25,844,850)	3,323,843

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Nine months ended September 30, 2013
MBS put options	495,000	3,205,000	(3,570,000)	130,000
MBS call options	—	2,200,000	(2,200,000)	—
Forward purchase contracts	2,206,539	45,301,457	(45,173,407)	2,334,589
Forward sales contracts	4,266,983	58,817,165	(59,760,305)	3,323,843

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The fees are charged to the correspondent lenders based on a fee schedule, whereby we charge standardized rates. The increase in fees during 2013 compared to 2012 is due to a change in production volume.

Investment Activities

Net Gain (Loss) on Investments

During the quarter and nine months ended September 30, 2013, we recognized net gains on MBS, Agency debt security, mortgage loans and excess servicing spread totaling $49.1 million and $159.9 million, respectively. This compares to recognized net gains on investments totaling $26.1 million and $65.5 million during the quarter and nine months ended September 30, 2012, respectively. The increase for the quarter and nine months ended September 30, 2013 as compared to the same prior periods is primarily due to valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements, reflecting continuing improvements in the performance of the residential real estate market. This appreciation was compounded by growth in our average investment in mortgage loans at fair value. The average portfolio balance of mortgage investments increased $805.7 million or 79%, and $476.3 million or 49%, respectively, during the quarter and nine months ended September 30, 2013 as compared to the same prior periods.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Valuation changes:
Performing loans	$(15)	$(5,090)	$27,669	$(743)
Nonperforming loans	41,905	27,953	108,631	50,807

	41,890	22,863	136,300	50,064
Payoffs	6,096	3,649	22,500	14,986
Sales	—	—	—	(121)

	$47,986	$26,512	$158,800	$64,929

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $41.9 million and $22.9 million in the quarters ended September 30, 2013 and 2012, respectively, and $136.3 million and $50.1 million in the nine months ended September 30, 2013 and 2012, respectively.

The valuation losses on performing loans for the quarter ended September 30, 2013 reflects the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification does not result in an immediate increase in the loan’s fair value. As a result, the interest income we recognize is offset by a valuation loss. During the quarter and nine months ended September 30, 2013, we capitalized interest totaling $13.2 million and $25.0 million, respectively. The valuation gains for the performing loans for the nine months ended September 30, 2013 and for the nonperforming loans for the quarter and nine months ended September 30, 2013 were due to observed market demand for distressed mortgage loans, continuing improvement in the residential real estate market and changes in the value of the loans as they move through the resolution process.

Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. During the quarters ended September 30, 2013 and 2012, we received proceeds from liquidation of mortgage loans and REO of $102.3 million and $82.9 million; and during the nine month periods ended September 30, 2013 and 2012, we received proceeds from liquidation of mortgage loans and REO totaling $300.1 million and $256.7 million, respectively. For these liquidations, we had recorded accumulated gains on the liquidated assets during the period we held those assets totaling $12.9 million and $4.6 million for the quarters ended September 30, 2013 and 2012, respectively, and $32.8 million and $13.7 million for the nine month periods ended September 30, 2013 and 2012, respectively, and we recorded additional gains of $8.9 million and $8.8 million for the quarters ended September 30, 2013 and 2012, and $31.0 million and $31.5 million for the nine month periods ended September 30, 2013 and 2012, respectively, when the assets were liquidated.

During the quarters ended September 30, 2013 and 2012, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Number of loans	338	197	980	614
Unpaid principal balance	$87,705	$60,533	$262,660	$202,183
Gain recognized at payoff	$6,096	$3,649	$22,500	$14,986

The increase in gains recognized at payoff for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012 was due to growth in our portfolio of mortgage loans for the quarter ended September 30, 2013 compared to the quarter ended September 30, 2012.

The following tables present a summary of loan modifications completed for the periods presented:

	Quarter ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
Modification type(1)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)
	(dollar amounts in thousands)
Rate reduction	321	$67,031	88	$19,031	593	$126,162	356	$90,071
Term extension	318	67,043	61	15,162	556	118,439	217	55,948
Capitalization of interest and fees	445	95,714	144	31,317	913	196,341	566	134,688
Principal forbearance	79	20,094	5	1,707	188	45,183	56	17,277
Principal reduction	264	58,878	44	11,133	460	107,275	250	62,671
Total	445	95,714	144	31,317	913	196,341	566	134,688

Defaults of mortgage loans modified in the prior year period		$5,991		$1,432		$15,867		$3,760
As a percentage of balance of loans before modification		23%		6%		16%		9%
Defaults during the period of mortgage loans modified since acquisitions(3)		$8,971		$3,664		$29,511		$9,337
As a percentage of balance of loans before modification		5%		5%		15%		11%
Repayments and sales of mortgage loans modified in the prior year period		$6,726		$3,516		$26,782		$5,930
As a percentage of balance of loans before modification		23%		14%		21%		13%

(1)	Modification type categories are not mutually exclusive, and a modification of a single loan may be counted in multiple categories if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified for the periods presented:

	Quarter ended September 30,				Nine months ended September 30,
	2013		2012		2013		2012
	Before	After	Before	After	Before	After	Before	After
Category	Modification	Modification	Modification	Modification	Modification	Modification	Modification	Modification
	(dollar amounts in thousands)
Loan balance	$215	$244	$217	$205	$215	$220	$238	$221
Remaining term (months)	312	413	289	341	312	428	305	360
Interest rate	5.81%	3.92%	6.45%	4.40%	5.87%	4.04%	6.54%	4.14%
Forbeared principal	$—	$6,176	$—	$4	$—	$6,258	$—	$6

Implementing long-term, sustainable loan modification is one means by which we strive to enhance the value of the distressed mortgage loans which we have typically purchased at discounts to their unpaid principal balance. Before the disruption of the mortgage securitization markets in 2008, an active market in securitizations of reperforming and modified mortgage loans existed. As a result of the disruptions that occurred in 2008, the market for securities backed by such loans has become highly illiquid. We continue to monitor and explore the market for securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such loans in the future. However, this form of recovery of our investment in modified mortgage loans has not been a practical alternative for us through this date.

Unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on the loan. Our current expectations are that we will receive cash on modified mortgage loans through monthly borrower payments, HAMP incentive payments, payoffs or acquisition of the property securing the loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern. However, the addition of these new modification programs has resulted in the volume of our modification activity increasing in the most recent quarter.

In addition, large-scale refinancing of modified mortgage loans is not expected to occur for an extended period. Borrowers who have recently modified their mortgage loans typically have credit profiles that do not qualify them for refinancing or have loans on properties whose loan-to-value ratios exceed current underwriting guidelines for new mortgage loans. Further, modified mortgage loans require a period of acceptable borrower performance, generally 12 months of timely mortgage payments, for consideration in most Agency refinance programs.

However, certain programs such as the FHA’s Negative Equity Refinance Program allow homeowners whose modified mortgage amount exceeds the value of the property securing the loan to refinance immediately following a modification. Our utilization of this program has increased in 2013, as indicated by the increase in payoffs of modified loans both on a quarterly and nine-month comparative basis. We continue to explore methods of accelerating recovery of our investment of modified mortgage loans through solicitations of refinancings of such loans into Agency-eligible loans which result in a full or partial repayment of our investment.

During the quarter and nine month periods ended September 30, 2013, we recognized gains on MBS of $493,000, net of hedging losses, relating to purchases of MBS totaling $199.6 million during the third quarter of 2013. The gains we recorded arose due to decreases in market yields on MBS at the end of the third quarter of 2013. During the third quarter of 2013, we also purchased an Agency debt security. We recorded gains on that security totaling $578,000 during the quarter. We sold that security during the month of October 2013 and recognized an additional gain of $140,000 on the sale. During the quarter and nine months ended September 30, 2013, we recognized a net valuation gain on MBS totaling $493,000. This compares to a loss of $0.5 million and a gain of $0.6 million during the quarter and nine month periods ended September 30, 2012.

Net Interest Income

Net interest income is summarized below for the periods presented:

	Quarter ended September 30, 2013
	Interest income/expense			Average balance	Annualized % Interest yield/cost
	Coupon	Discount/ fees(1)	Total
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$12,535	$—	$12,535	$1,222,712	4.01%
Investment activities:
Short-term investments	252	—	252	109,626	0.90%
Excess servicing spread	—	—	—	31	—
Agencies mortgage-backed securities	345	—	345	38,589	3.50%
Agency debt securities	162	—	162	8,739	7.23%
Mortgage loans at fair value	20,751	—	20,751	1,440,011	5.64%
Mortgage loans at fair value held by variable interest entity	—	—	—	5,852	—
Mortgage loans under forward purchase agreements at fair value	1,197	—	1,197	228,001	2.05%

	21,948	—	21,948	1,673,864	5.24%

Total investment activities	22,707	—	22,707	1,830,849	4.96%

Other interest	36	—	36

	$35,278	$—	$35,278	$3,053,561	4.52%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$64	$—	$64	$38,788	0.64%
Mortgage loans at fair value	4,592	625	5,217	578,514	3.53%
Mortgage loans acquired for sale at fair value	5,921	1,852	7,773	1,121,829	2.71%
Real estate acquired in settlement of loans	161	125	286	16,720	6.70%
Exchangeable senior notes	3,359	218	3,577	250,000	5.60%
Asset backed secured financing	—	—	—	1,853	—
Notes payable secured by warehouse notes receivable	—	125	125	—	—
Borrowings under forward purchase agreements	1,762	—	1,762	232,722	2.96%

Interest bearing liabilities	15,859	2,945	18,804	2,240,426	3.28%

Other interest—Servicing	693	—	693

	16,552	2,945	19,497	2,240,426	3.41%

Net interest income	$18,726	$(2,945)	$15,781		1.11%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Quarter ended September 30, 2012
	Interest income/expense			Average balance	Annualized % Interest yield/cost
	Coupon	Discount/ fees(1)	Total interest
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$6,144	$—	$6,144	$526,047	4.57%
Investment activities:
Short-term investments	13	—	13	59,589	0.09%
Mortgage-backed securities:
Fannie Mae 30-year fixed	556	(92)	464	62,307	2.92%
Non-Agency subprime	15	—	15	8,794	0.63%
Non-Agency Alt-A	18	—	18	1,100	6.11%
Non-Agency prime jumbo	5	—	5	657	2.76%

Total mortgage-backed securities	594	(92)	502	72,858	2.69%

Mortgage loans at fair value	12,889	—	12,889	883,732	5.71%
Mortgage loans under forward purchase agreements at fair value	146	—	146	8,996	6.38%

	13,035	—	13,035	892,728	5.71%

Total investment activities	13,642	(92)	13,550	1,025,175	5.26%

Other interest	36	—	36

	$19,822	$(92)	$19,730	$1,551,222	4.98%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$99	$—	$99	$75,787	0.51%
Mortgage loans at fair value	3,362	439	3,801	333,216	4.46%
Mortgage loans acquired for sale at fair value	2,860	1,088	3,948	462,137	3.34%
Real estate acquired in settlement of loans	168	125	293	15,461
Note payable secured by warehouse notes receivable	—	41	41
Borrowings under forward purchase agreements	100	—	100	9,787	4.00%

	6,589	1,693	8,282	896,388	3.62%

Net interest income	$13,233	$(1,785)	$11,448		1.36%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Nine months ended September 30, 2013
	Interest income/expense			Average balance	Annualized % Interest yield/cost
	Coupon	Discount/ fees(1)	Total
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$28,150	$—	$28,150	$1,033,752	3.59%
Investment activities:
Short-term investments	340	—	340	85,491	0.52%
Excess servicing spread	—	—	—	11	—
Agencies mortgage-backed securities	345	—	345	13,004	3.50%
Agency debt securities	162	—	162	2,945	7.23%
Mortgage loans at fair value	48,300	—	48,300	1,254,932	5.13%
Mortgage loans at fair value held by variable interest entity	—	—	—	1,972	—
Mortgage loans under forward purchase agreements at fair value	1,457	—	1,457	87,839	3.02%

	49,757	—	49,757	1,344,743	4.93%

Total investment activities	50,604	—	50,604	1,446,194	4.67%

Other interest	196	—	196

	$78,950	$—	$78,950	$2,479,946	4.20%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$64	$—	64	13,071	0.64%
Mortgage loans at fair value	11,887	1,672	13,559	478,739	3.27%
Mortgage loans acquired for sale at fair value	15,381	4,969	20,350	955,409	2.81%
Real estate acquired in settlement of loans	268	375	643	9,058	9.36%
Exchangeable senior notes	5,599	362	5,961	141,026	5.57%
Asset backed secured financing	—	—	—	625	—
Notes payable secured by warehouse notes receivable	—	375	375	—	—
Borrowings under forward purchase agreements	2,013	—	2,013	89,459	2.97%

	35,212	7,753	42,965	1,687,387	3.36%

Other interest—Servicing	1,912	—	1,912

	37,124	7,753	44,877	1,687,387	2.90%

Net interest income	$41,826	$(7,753)	$34,073		1.30%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Nine months ended September 30, 2012
	Interest income/expense			Average balance	Annualized % Interest yield/cost
	Coupon	Discount/ fees(1)	Total
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$12,092	$—	$12,092	$327,075	4.86%
Investment activities:
Short-term investments	32	—	32	56,298	0.08%
United States Treasury security	—	—	—	3,285	0.00%
Mortgage-backed securities:
Fannie Mae 30-year fixed	1,476	(222)	1,254	59,726	2.76%
Non-Agency subprime	181	378	559	38,802	1.89%
Non-Agency Alt-A	224	(32)	192	5,048	4.99%
Non-Agency prime jumbo	64	18	82	3,292	3.25%

Total mortgage-backed securities	1,945	142	2,087	106,868	2.57%

Mortgage loans at fair value	36,855	—	36,855	741,636	6.53%
Mortgage loans under forward purchase
Mortgage loans under forward purchase agreements at fair value	996	—	996	61,839	2.12%

	37,851	—	37,851	803,475	6.19%

Total investment activities	39,828	142	39,970	969,926	5.43%

Other interest	95	—	95

	$52,015	$142	$52,157	$1,297,001	5.28%

Liabilities:
Assets sold under agreements to repurchase:
Securities	488	—	488	99,595	0.64%
Mortgage loans at fair value	9,379	1,032	10,411	313,726	4.36%
Mortgage loans acquired for sale at fair value	5,133	2,088	7,221	294,857	3.22%
Real estate acquired in settlement of loans	614	375	989	19,139	6.79%
Note payable secured by mortgage loans at fair value	121	(8)	113	2,282	6.47%
Note payable secured by warehouse notes receivable	—	41	41
Borrowings under forward purchase agreements	2,396	—	2,396	78,435	4.01%

	18,131	3,528	21,659	808,034	3.52%

Net interest income	$33,884	$(3,386)	$30,498		1.76%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

The effects of changes in the composition of our investments on our interest income during the periods presented are summarized below:

	Quarter ended September 30, 2013 vs. Quarter ended September 30, 2012			Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	(in thousands)
			Total			Total
	Rate	Volume	change	Rate	Volume	change

Correspondent lending:
Mortgage loans acquired for sale at fair value	$(835)	$7,226	$6,391	$(3,897)	$19,955	$16,058
Investment activities:
Money market investment	220	19	239	284	24	308
Excess servicing spread	—	—	—	—	—	—
Agency debt securities	—	162	162	—	162	162
Mortgage backed securities:
Agencies	—	345	345	—	345	345
FNMA conventional	—	(464)	(464)	—	(1,254)	(1,254)
Non-agency subprime	—	(15)	(15)	—	(559)	(559)
Non-agency Alt-A	—	(18)	(18)	—	(192)	(192)
Non-agency prime jumbo	—	(5)	(5)	—	(82)	(82)

Total mortgage backed securities	—	(157)	(157)	—	(1,742)	(1,742)

Mortgage loans at fair value	(156)	8,018	7,862	(9,632)	21,077	11,445
Mortgage loans at fair value held by variable interest entity	—	—	—	—	—	—
Mortgage loans under forward purchase agreements at fair value	(168)	1,215	1,047	34	427	461

Total investment activities	(104)	9,257	9,153	(9,314)	19,948	10,634

Other interest	—	—	—	—	101	101

	(939)	16,483	15,544	(13,211)	40,004	26,793

Assets sold under agreements to repurchase:
Securities	22	(57)	(35)	1	(425)	(424)
Mortgage loans at fair value	(926)	2,342	1,416	(1,672)	4,820	3,148
Mortgage loans acquired for sale at fair value	(870)	4,695	3,825	(1,032)	14,161	13,129
Real estate acquired in settlement of loans	(30)	23	(7)	291	(637)	(346)
Borrowings under forward purchase agreement	(33)	1,695	1,662	(686)	303	(383)
Exchangeable senior notes	—	3,577	3,577	—	5,961	5,961
Asset backed secured financing		—	—	—	—	—
Note payable secured by warehouse notes receivable	—	84	84	—	334	334
Note payable secured by mortgage loans at fair value	—	—	—	—	(113)	(113)

Interest bearing liabilities	(1,837)	12,359	10,522	(3,098)	24,404	21,306

Other interest—servicing	—	693	693	—	1,912	1,912

	(1,837)	13,052	11,215	(3,098)	26,316	23,218

Net interest income	$898	$3,431	$4,329	$(10,113)	$13,688	$3,575

In the quarter and nine months ended September 30, 2013, we earned interest income of $35.3 million and $79.0 million, respectively, compared to $19.7 million and $52.2 million for the quarter and nine months ended September 30, 2012.

We earned interest income on our portfolio of Agency MBS totaling $345,000 for the quarter and nine month periods ended September 30, 2013. During the quarter and nine-month periods ended September 30, 2012, we recognized interest income totaling $502,000 and $2.1 million, respectively, on our portfolio of Non-Agency MBS. The interest income we recognized on MBS during 2013 represents interest we earned on the securities we purchased during the third quarter, whereas the interest income we recognized on MBS during the 2012 periods reflect interest income we earned through the date of sale during the third quarter of 2012.

In the quarter and nine months ended September 30, 2013, we recognized interest income on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value of $21.9 million and $49.8 million, including $13.2 million and $25.0 million of interest capitalized pursuant to loan modifications respectively, which compares to $13.0 million and $37.9 million, including $3.4 million and $16.4 million of interest capitalized pursuant to loan modifications, respectively, in the quarter and nine months ended September 30, 2012. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $781.1 million and $541.3 million, or 87% and 67%, respectively, for the quarter and nine months ended September 30, 2013 when compared to the same period in 2012. During the quarter and nine months ended September 30, 2013, we recognized annualized interest on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value of 5.24% and 4.93%, respectively, on our portfolio of mortgage loans at fair value as measured by the portfolio’s average fair value. This compares to 5.71% and 6.19% for the quarter and nine months ended September 30, 2012. The decrease in yield during the quarter and nine months ended September 30, 2013 as compared to the same period in 2012 is due primarily to the decrease in the weighted average coupon of performing mortgage loans and the increase in the proportion of nonperforming loans in our portfolio. At September 30, 2013, our investment in performing mortgage loans had a weighted average coupon of 4.09% compared to 4.17% at September 30, 2012.

At September 30, 2013, approximately 74% of the fair value of our mortgage loan portfolio was nonperforming, as compared to 66% at September 30, 2012. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we typically purchase our mortgage loans at substantial discounts to their unpaid principal balances.

During the quarter and nine months ended September 30, 2013, we incurred interest expense totaling $19.5 million and $44.9 million, respectively, as compared to $8.3 million and $21.7 million during the quarter and nine months ended September 30, 2012. Our interest cost on interest bearing liabilities was 3.41% and 2.90%, respectively, for the quarter and nine months ended September 30, 2013 as compared to 3.62% and 3.52%, respectively, for the quarter and nine months ended September 30, 2012. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet throughout 2012 and 2013 along with the addition of $250.0 million in exchangeable senior notes during the quarter ended June 30, 2013.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to cure the borrowers’ defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the liquidation process. At September 30, 2013, we held $1.5 billion in fair value of nonperforming loans and $99.7 million in carrying value of REO.

Net Loan Servicing Fees

When we sell mortgage loans, we generally enter into a contract to service the mortgage loans and recognize the value of such contracts as MSRs. Under these contracts, we are required to perform loan servicing functions in exchange for fees and the right to other compensation. The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Servicing fees(1)	$14,451	$3,933	$37,175	$6,294
MSR recapture fee receivable from PLS	86	—	586	—
Effect of MSRs:
Amortization	(7,201)	(1,437)	(18,433)	(2,339)
(Provision for) reversal of impairment of MSRs carried at lower of amortized cost or fair value	(212)	(2,881)	3,495	(4,505)
Change in fair value of MSRs carried at fair value	(465)	(126)	(273)	(619)
Losses on hedging derivatives	—	—	(1,988)	—

	(7,878)	(4,444)	(17,199)	(7,463)

Net loan servicing fees	$6,659	$(511)	$20,562	$(1,169)

(1)	Includes contractually specified servicing and ancillary fees.

Our servicing fees increased $10.5 million and $30.9 million, respectively, during the quarter and nine months ended September 30, 2013 compared to the same periods ended September 30, 2012 due to the growth in our mortgage loan servicing portfolio. Correspondent lending activity—presently the primary source of our mortgage loan servicing portfolio—began to increase in the fourth quarter of 2011. As a result, our mortgage loan servicing portfolio during the quarter and nine months ended September 30, 2012 was much smaller than during the quarter and nine months ended September 30, 2013.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with PMT in an amount equal to such fair market value in lieu of transferring such MSRs. We recognized approximately $86,000 and $586,000, respectively, of such income during the quarter and nine months ended September 30, 2013.

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

We account for MSRs at either our estimate of the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of estimated amortized cost or fair value based on whether we view the underlying mortgages as being sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•	Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

•	For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% that were acquired as a result of our correspondent lending operations, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

Basis of Accounting	September 30, 2013	December 31, 2012
	(in thousands)
Fair value	$10,997	$1,346

Lower of amortized cost or fair value:
Amortized cost	$262,729	$132,977
Valuation allowance	(4,051)	(7,547)

Carrying value	$258,678	$125,430

Fair value	$277,711	$129,995

Total MSR:
Carrying value	$269,675	$126,776

Fair value	$288,708	$131,341

Unpaid balance of mortgage loans underlying MSRs	$23,717,643	$12,168,940

Average servicing fee rate (in basis points)
MSRs carried at
Amortized cost	26	26
Fair value	25	27

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions as of the dates presented are as follows:

	September 30, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost(1)	Fair value	Amortized cost	Fair value
	(unpaid principal balance and effect on value amounts in thousands)

Carrying value	$258,678	$10,997	$125,430	$1,346

Unpaid principal balance of underlying loans	$22,681,068	$1,036,575	$11,986,957	$181,783
Weighted average servicing fee rate (in basis points)	26	25	26	27
Weighted average coupon rate	3.66%	4.67%	3.70%	4.79%

Pricing spread(2)	5.4% - 18.5%	6.4% - 14.4%	7.5% - 16.5%	7.5% - 16.5%
	(6.1%)	(8.1%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(4,654)	$(180)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(9,166)	$(354)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(17,786)	$(688)	$(7,845)	$(78)

Weighted average life (in years)	2.8 - 6.9	3.3 - 6.9	1.7 - 6.3	1.4 - 6.3
	(6.4)	(6.8)	(6.3)	(6.0)
Prepayment speed(3)	8.6% - 30.6%	8.8% - 26.5%	10.3% - 47.8%	10.3% - 65.9%
	(9.1%)	(10%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(5,922)	$(261)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(11,639)	$(512)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(22,497)	$(986)	$(11,436)	$(190)

Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	$(68)	$(69)	($68)	($74)

(1)	The effect on value of an adverse change in one of the following key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2013, we recorded net losses of $2.3 million and $7.5 million in Results of real estate acquired in settlement of loans as compared to net gains totaling $1.3 million and $7.6 million, respectively, for the quarter and six months ended September 30, 2012.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Valuation adjustments, net	$(5,043)	$(3,955)	$(16,110)	$(9,273)
Gain on sale, net	2,748	5,243	8,633	16,849

	$(2,295)	$1,288	$(7,477)	$7,576

The shift in results of REO from a gain during the quarter and nine months ended September 30, 2012 to a loss during the quarter and nine months ended September  30, 2013 was largely due to valuation adjustments on several large REO properties.

Expenses

Our expenses are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Expenses payable to PennyMac Financial Services, Inc.
Loan fulfillment fees	$18,327	$17,258	$68,625	$31,097
Loan servicing fees	10,738	4,600	27,251	13,163
Management fees	8,539	3,672	23,486	7,964
Professional services	2,149	1,693	5,872	3,321
Compensation	2,292	1,997	5,819	5,042
Other	7,955	2,725	18,472	6,486

	$50,000	$31,945	$149,525	$67,073

Increased expenses during the quarter and nine months ended September 30, 2013 compared to the same period in 2012 were primarily a result of the substantial growth in our equity, our correspondent lending activities and the Company’s investment portfolio.

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fulfillment fee expense	$18,327	$17,258	$68,625	$31,097
Unpaid principal balance of loans fulfilled by PLS	$3,681,771	$2,488,443	$12,792,482	$4,828,117

The increases of $1.1 million and $37.5 million during the quarter and nine months ended September 30, 2013 compared to the same periods in 2012 are due to the growth in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent lending activities that continued from 2012 through the second quarter of 2013. During the quarter ended September 30, 2013, the mortgage market has been contracting in response to rising interest rates. Accordingly, our correspondent lending volume has also decreased during the third quarter of 2013 from the levels observed during the six months ended June 30, 2013.

Loan servicing fees increased from $4.6 million and $13.2 million, respectively, in the quarter and nine months ended September 30, 2012 to $10.7 million and $27.3 million, respectively, in the quarter and nine months ended September 30, 2013 as our average investment in mortgage loans increased by 87% and 67%, respectively, from the quarter and nine months ended September 30, 2012 and our servicing portfolio increased 291% from $6.1 billion at September 30, 2012 to $23.7 billion at September 30, 2013. Included in loan servicing fees are activity-based fees, which increased by $2.5 million and $4.7 million, respectively, generally relating to the increase in loan liquidation activities.

Loan servicing fees payable to PennyMac Financial Services, Inc. and subsidiaries are summarized below for the periods presented:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Servicing fees
Base	$7,139	$3,518	$19,005	$9,656
Activity-based	3,599	1,082	8,246	3,507

	$10,738	$4,600	$27,251	$13,163

The components of our management fee payable to PennyMac Financial Services, Inc. are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Base management fee	$5,104	$3,672	$14,043	$7,964
Performance incentive fee	3,435	—	9,443	—

Total management fee incurred during the period	$8,539	$3,672	$23,486	$7,964

Management fees increased by $4.9 million and $15.5 million, respectively, in the quarter and nine months ended September 30, 2013 compared to the same period in 2012, due to the combined effect of growth in shareholders’ equity on the base management fee we pay to PCM combined with recognition of performance incentive fees in 2013 which we did not incur in 2012. The increase in performance incentive fees resulted in part from a change in our management agreement with PCM. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

•	The base management fee rate from 1.5% per year of shareholders’ equity to a base management fee schedule based on tiered management fee rates beginning with a rate of 1.5% per year of shareholders’ equity for the first $2.0 billion of shareholders’ equity and reduced rates as the balance of shareholders’ equity increases. Our shareholders’ equity did not reach a level that would have resulted in a reduced base management fee rate.

•	The definition of “net income” for purposes of determining the performance incentive fee to net income as determined in compliance with U.S. GAAP. Previously, “net income” for purposes of determining the performance incentive fee began with net income as determined in compliance with U.S. GAAP and made adjustments for non-cash gains and losses included in our income. Partly as a result of this change, we recognized $3.4 million and $9.4 million in performance incentive fees during the quarter and six months ended September 30, 2013.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional services expense increased during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to the heightened level of mortgage investment acquisition activity during the quarter ended March 31, 2013, which requires support in the form of due diligence and legal consultations.

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

Below is a reconciliation of U.S. GAAP year to date net income to taxable income and the allocation of taxable income between the TRS and the REIT:

			Taxable Income
Nine months ended September 30, 2013	U.S. GAAP net income	GAAP/Tax differences	Total Taxable income	Taxable subsidiaries	REIT
	(in thousands)
Net gain on mortgage loans acquired for sale	$84,748	$(151,528)	$(66,780)	$(66,780)	$—
Loan origination fees	14,784	—	14,784	14,784	—
Net interest income	34,073	—	34,073	(16,743)	50,816
Net gain (loss) on investments	159,900	(23,983)	135,917	62,745	73,172
Net loan servicing fees	20,562	20,326	40,888	40,888	—
Results of real estate acquired in settlement of loans	(7,477)	(1,559)	(9,036)	(9,321)	285
Other	2,841	167	3,008	687	2,321

Net investment income	309,431	(156,577)	152,854	26,260	126,594
Expenses	149,525	(691)	148,834	129,225	19,609
State tax deduction (income)	—	(11,143)	(11,143)	(11,161)	18
REIT dividend deduction	—	106,819	106,819	—	106,819

Net expense and deductions	149,525	94,985	244,510	118,064	126,446

Income before provision for income taxes	159,906	(251,562)	(91,656)	(91,804)	148
Provision for income taxes	12,412	(20,855)	(8,443)	(8,523)	80

Net income	$147,494	$(230,707)	$(83,213)	$(83,281)	$68

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2013	December 31, 2012
	(in thousands)
Assets
Cash	$100,064	$33,756
Investments:
Short-term investments	80,936	39,017
Debt securities	217,492	—
Mortgage loans acquired for sale at fair value	737,114	975,184
Mortgage loans at fair value	2,613,518	1,189,971
Real estate acquired in settlement of loans	103,202	88,078
Derivative assets	18,415	23,706
Excess servicing spread purchased from PennyMac Financial Services, Inc.	2,857	—
Mortgage servicing rights	269,675	126,776

	4,143,273	2,476,488
Other assets	105,958	83,175

Total assets	$4,249,231	$2,559,663

Liabilities
Assets sold under agreements to repurchase	$1,980,058	$1,256,102
Borrowings under forward purchase agreements	229,841	—
Asset-backed secured financing	170,008	—
Exchangeable senior notes	250,000	—

	2,629,907	1,256,102
Other liabilities	124,559	102,225

Total liabilities	2,754,466	1,358,327

Shareholders’ equity	1,494,765	1,201,336

Total liabilities and shareholders’ equity	$4,249,231	$2,559,663

Total assets increased by approximately $1.7 billion or 66% during the period from December 31, 2012 through September 30, 2013. Growth in total assets reflects growth of investments totaling $1.6 billion or 66% from December 31, 2012. We financed our asset growth through additional borrowings of $1.4 billion resulting in an increase of 109% compared to December 31, 2012. Net mortgage loan investments (excluding correspondent lending loans) increased by $1.4 billion or 120% compared to December 31, 2012. The increase is related to purchases of $1.0 billion and fair valuation changes of $158.8 million partially offset by repayments of $201.9 million during the period. The valuation changes resulted from growth in our portfolio of mortgage investments along with continuing improvements in the performance of the residential real estate market and fair value appreciation of the loans as they progress toward their ultimate resolution. Through our correspondent lending activities, we also purchased newly-originated mortgage loans totaling $26.0 billion. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Lending

Following is a summary of our correspondent lending acquisitions:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Fair value of correspondent lending loans purchased:
Agency eligible	$3,648,546	$3,855,174	$12,868,752	$6,701,053
Government insured or guaranteed	4,128,780	2,741,204	12,545,793	5,257,915
Jumbo	453,170	764	569,811	8,710

	$8,230,496	$6,597,142	$25,984,356	$11,967,678

Fair value of correspondent lending loans in inventory at period-end	$737,114	$1,089,966	$737,114	$1,089,966

During the quarter and nine months ended September 30, 2013, we purchased for sale $8.2 billion and $26.0 billion, respectively, in fair value of correspondent lending loans compared to $6.6 billion and $12.0 billion, respectively, in fair value of correspondent lending loans during the quarter and nine months ended September 30, 2012. Of our acquisitions during the nine months ended September 30, 2013, we transferred $550.5 million in fair value of jumbo loans to our investment portfolio in a financing transaction whereby we issued approximately $170 million in securities to finance such loans and financed the remaining retained securities through our repurchase agreement. The increase in correspondent purchases is a result of our growing correspondent seller network relationships and bulk purchase of fixed-rate jumbo loans totaling $379.1 million. During the quarter ended September 30, 2013, our correspondent lending volume began to decrease as a result of rising interest rates which had the effect of reducing consumer demand for mortgage loans.

Our ability to continue the expansion of our correspondent lending business is subject to, among other factors, our ability to source additional mortgage loan volume, our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent lending acquisitions as shown in the preceding table:

	Quarter ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
MBS	$199,558	$—	$199,558	$112,211
Agency debt security	12,000	—	12,000	—

Distressed mortgage loans(1) (2)
Performing	1,459	249	58,543	122,491
Nonperforming	577,533	150,529	963,632	288,882

	578,992	150,778	1,022,175	411,373
REO	82	—	82	48
MSRs	1,696	6	1,881	35
Excess servicing spread purchased from PennyMac Financial Services, Inc.	2,828	—	2,828	—

	$795,156	$150,784	$1,238,524	$523,667

(1)	Performance status as of the date of acquisition.
(2)	All of our distressed asset purchases during the quarter and nine months ended September 30, 2013 were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisitions during the quarters ended September 30, 2013 and 2012 were financed primarily through the use of borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage Backed Securities

We acquired our current portfolio of MBS during the quarter ended September 30, 2013. The securities we purchased consist of Fannie Mae and Freddie Mac MBS with 3.5% coupon rates backed by 30-year fixed-rate mortgage loans. We held no MBS at December 31, 2012.

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	September 30, 2013		December 31, 2012
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$548,145	$860,708	$404,016	$608,833
Nonperforming loans	1,528,597	2,169,861	785,955	1,179,737

	$2,076,742	$3,030,569	$1,189,971	$1,788,570

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$283,602	52%	5.10%	$721,178	47%	5.95%	$201,212	50%	5.01%	$463,657	59%	6.23%
ARM/Hybrid	166,111	30%	3.48%	794,269	52%	5.14%	134,196	33%	3.91%	315,905	40%	5.97%
Interest rate step-up	98,288	18%	2.35%	12,656	1%	2.73%	68,475	17%	2.18%	5,969	1%	2.26%
Balloon	144	0%	2.00%	494	0%	5.28%	133	0%	2.00%	424	0%	8.12%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$547,693	100%	4.09%	$1,528,540	100%	5.51%	$403,870	100%	4.12%	$785,846	100%	6.09%
2nd lien	452	0%	5.05%	57	0%	10.66%	146	0%	6.80%	109	0%	10.90%
Unsecured	—	0%	0.07%	—	0%	0.68%	—	0%	0.00%	—	0%	0.00%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$470,235	86%	4.08%	$924,013	61%	5.45%	$346,301	86%	4.07%	$563,058	72%	6.00%
Investment property	70,541	13%	4.21%	601,157	39%	5.62%	50,801	12%	4.58%	222,138	28%	6.35%
Other	7,369	1%	4.10%	3,427	0%	5.46%	6,914	2%	3.94%	759	0%	4.94%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$382	0%	3.27%	$—	0%	1.00%	$99	0%	5.56%	$—	0%	5.20%
12 - 35 months	19,790	4%	2.71%	6,972	0%	4.21%	1,000	0%	2.85%	808	0%	4.97%
36 - 59 months	52,363	9%	3.60%	74,257	5%	4.91%	24,250	6%	4.41%	101,699	13%	6.22%
60 months or more	475,610	87%	4.21%	1,447,368	95%	5.56%	378,667	94%	4.11%	683,448	87%	6.09%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$147,794	27%	4.59%	$288,272	19%	5.97%	$94,928	24%	4.78%	$174,955	22%	6.50%
600-649	110,756	20%	4.48%	277,508	18%	5.66%	78,641	19%	4.47%	154,809	20%	6.27%
650-699	130,076	24%	3.84%	432,199	28%	5.47%	101,173	25%	3.91%	212,916	27%	6.07%
700-749	106,463	19%	3.49%	370,607	24%	5.16%	84,145	21%	3.57%	164,304	21%	5.72%
750 or greater	53,056	10%	3.61%	160,011	11%	5.33%	45,129	11%	3.66%	78,971	10%	5.73%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$123,680	22%	4.57%	$210,628	14%	5.63%	$69,139	17%	5.14%	$85,294	11%	6.28%
80% - 99.99%	162,867	30%	4.21%	324,557	21%	5.40%	83,571	21%	4.74%	139,272	18%	6.21%
100% - 119.99%	142,142	26%	3.92%	364,687	24%	5.51%	95,313	23%	4.03%	171,569	22%	6.20%
120% or greater	119,456	22%	3.83%	628,725	41%	5.53%	155,993	39%	3.65%	389,820	49%	6.03%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$147,306	27%	3.37%	$368,606	24%	4.66%	$112,544	28%	3.45%	$106,667	13%	5.11%
Florida	34,986	6%	4.29%	145,561	10%	6.04%	21,834	5%	3.91%	124,557	16%	6.26%
New York	44,251	8%	3.68%	186,954	12%	5.93%	29,289	7%	3.74%	112,179	14%	6.49%
New Jersey	*	*	*	131,025	9%	5.65%	*	*	*	61,177	8%	6.07%
Other	321,602	59%	4.47%	696,451	45%	5.74%	240,349	60%	4.55%	381,375	49%	6.20%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

	September 30, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$416,457	76%	3.98%	$—	0%	0.00%	$313,852	78%	3.91%	$—	0%	0.00%
30 days delinquent	87,855	16%	4.35%	—	0%	0.00%	52,651	13%	4.75%	—	0%	0.00%
60 days delinquent	43,833	8%	4.55%	—	0%	0.00%	37,513	9%	4.96%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	735,609	48%	5.17%	—	0%	0.00%	326,073	41%	5.82%
In foreclosure	—	0%	0.00%	792,988	52%	5.84%	—	0%	0.00%	459,882	59%	6.31%

	$548,145	100%	4.09%	$1,528,597	100%	5.52%	$404,016	100%	4.13%	$785,955	100%	6.10%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

Range (Weighted average)
Financial statement item	Valuation technique	Key inputs	September 30, 2013	December 31, 2012
Agency debt security(1)	Broker quote(7)	Broker quote
		Discount rate	9.06%	—
		Prepayment speed(2)	5.80%	—
		Default speed(3)	0.20%	—
		Underlying collateral loss percentage(4)	0.32%	—
Mortgage loans at fair value
Mortgage loans at fair value	Discounted cash flow	Discount rate	8.6% - 15.6% (11.8%)	8.8% - 20.7% (13.1%)
		Twelve-month projected housing price index change	2.9% - 5.0% (3.7%)	0.4% - 1.5% (1.1%)
		Prepayment speed(5)	0.0% - 4.4% (2.4%)	0.4% - 4.4% (2.2%)
		Total prepayment speed(6)	0.2% - 35.5% (23.5%)	5.9% - 31.2% (20.6%)
Mortgage loans under forward purchase agreements	Discounted cash flow	Discount rate	9.5% - 13.5% (11.9%)	— —
		Twelve-month projected housing price index change	3.2% - 4.3% (3.9%)	— —
		Prepayment speed(5)	1.2% - 2.8% (2.1%)	— —
		Total prepayment speed (Life total CPR)(6)	13.5% - 29.5% (22.9%)	— —

(1)	With respect to MBS, key inputs are those used to evaluate broker indications of value.
(2)	Prepayment speed is measured using one year Voluntary CPR.
(3)	Default speed is measured using one year Constant Default Rate (“CDR”).
(4)	The projected future losses of the underlying collateral of the security.
(5)	Prepayment speed is measured using Life Voluntary CPR.
(6)	Total prepayment speed is measured using Life Total CPR.
(7)	For indications of value received, PCM’s FAV Group and Capital Markets staff review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar bonds managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the Capital Markets and FAV Group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 13.1% at December 31, 2012 to 11.8% at September 30, 2013 as market participant expected returns for similar assets decreased during the period and we acquired pools of mortgage loans with lower discount rates.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 1.1% at December 31, 2012 to 3.7% at September 30, 2013 due to improvements observed in the residential housing sector increasing the expectation of positive home price appreciation.

The total prepayment speed of our mortgage loans at fair value portfolio increased from 20.6% at December 31, 2012 to 23.5% at September 30, 2013, primarily due to an increase in the proportion of nonperforming loans in the portfolio.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	September 30, 2013			December 31, 2012
Property type	Carrying Value		% total	Carrying Value		% total
	(dollars in thousands)
1 - 4 dwelling units	$75,392		73%	$66,881		76%
Planned unit development	14,807		14%	9,971		11%
Condominium/Co-op	7,456		7%	7,375		9%
5+ dwelling units	5,547		6%	3,851		4%

	$103,202		100%	$88,078		100%

	September 30, 2013			December 31, 2012
Geographic distribution	Fair value		% total	Fair value		% total
	(dollars in thousands)
California	$14,551		14%	$26,649		30%
Florida	16,320		16%	8,549		10%
Pennsylvania	5,364		5%		*	*
Maryland	4,637		5%		*	*
South Carolina	4,518		4%		*	*
Illinois	4,383		4%	5,045		6%
Connecticut		*	*	4,168		5%
Washington		*	*	2,861		3%
Other	53,429		52%	40,806		46%

	$103,202		100%	$88,078		100%

*	Not included in the states representing the largest percentages as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended September 30, 2013 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	June 30, 2013		March 31, 2013
	At Purchase	September 30, 2013	At Purchase	September 30, 2013
Unpaid principal balance	$397.3	$384.5	$366.2	$322.5
Pool factor*	1.00	0.97	1.00	0.88
Collection status:
Delinquency
Current	4.8%	6.4%	1.6%	11.6%
30 days	7.4%	7.3%	1.5%	3.6%
60 days	7.6%	5.4%	3.5%	2.8%
over 90 days	45.3%	48.8%	82.2%	55.5%
In foreclosure	34.9%	29.7%	11.2%	23.9%
REO	0.0%	2.5%	0.0%	2.7%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At Purchase	September 30, 2013	At Purchase	September 30, 2013	At Purchase	September 30, 2013	At Purchase	September 30, 2013
	(dollars in millions)
Unpaid principal balance	$290.3	$258.2	$357.2	$293.3	$402.5	$316.9	$0.0	$0.0
Pool factor*	1.00	0.89	1.00	0.82	1.00	0.79	—	—
Collection status:
Delinquency
Current	3.1%	13.7%	0.0%	14.6%	45.0%	54.9%	0.0%	0.0%
30 days	1.3%	3.8%	0.0%	1.2%	4.0%	6.8%	0.0%	0.0%
60 days	5.4%	1.8%	0.1%	0.4%	4.3%	2.4%	0.0%	0.0%
over 90 days	57.8%	34.6%	49.1%	28.1%	31.3%	16.2%	0.0%	0.0%
In foreclosure	32.4%	37.8%	50.8%	46.9%	15.3%	15.3%	0.0%	0.0%
REO	0.0%	8.3%	0.0%	8.8%	0.1%	4.4%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At Purchase	September 30, 2013	At Purchase	September 30, 2013	At Purchase	September 30, 2013	At Purchase	September 30, 2013
	(dollars in millions)
Unpaid principal balance	$49.0	$37.1	$542.6	$249.9	$259.8	$148.2	$515.1	$262.7
Pool factor*	1.00	0.76	1.00	0.46	1.00	0.57	1.00	0.51
Collection status:
Delinquency
Current	0.2%	24.4%	0.6%	16.0%	11.5%	34.8%	2.0%	31.0%
30 days	0.1%	7.0%	1.3%	2.8%	6.5%	8.0%	1.9%	5.4%
60 days	0.2%	1.2%	2.0%	3.9%	5.2%	4.1%	3.9%	2.3%
over 90 days	70.4%	26.4%	22.6%	22.6%	31.2%	17.8%	25.9%	13.9%
In foreclosure	29.0%	34.9%	73.0%	42.1%	43.9%	30.8%	66.3%	41.2%
REO	0.0%	6.1%	0.4%	12.7%	1.7%	4.5%	0.0%	6.2%

*	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net increase in cash of $66.3 million during the nine months ended September 30, 2013. The increase was due to cash provided through our financing activities exceeding cash used in our operating and investing activities. Cash used by operating activities totaled $432.2 million during the nine months ended September 30, 2013 and $662.2 million during the nine months ended September 30, 2012, primarily due to growth in our inventory of mortgage loans acquired for sale.

Net cash used by investing activities was $759.5 million for the nine months ended September 30, 2013. This use of cash reflects the growth of our investment portfolio. We used cash to purchase MBS totaling $199.6 million and mortgage loans with fair values of $779.0 million during the nine months ended September 30, 2013. Offsetting this use in cash were cash inflows from repayments of mortgage loans and sales of REO totaling $201.9 million and $98.2 million, respectively. During the nine months ended September 30, 2012, cash used by investing activities totaled $54.5 million primarily due to cash used for purchases of $411.4 million of mortgage loans at fair value and $112.2 million of MBS exceeding cash flows from repayments, sales and liquidations of our investments of $496.0 million.

Approximately 50% of our investments, comprised of short-term investments, non-correspondent lending mortgage loans, REO and MSRs, were nonperforming assets as of September 30, 2013. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the nine months ended September 30, 2013, we transferred $120.4 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $201.9 million and $98.2 million, respectively.

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

The following table illustrates the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended September 30,
	2013			2012
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage loans	$67,136	$8,759	$6,095	$43,940	$4,423	$3,649
REO	35,151	4,121	2,749	38,978	225	5,243

	$102,287	$12,880	$8,844	$82,918	$4,648	$8,892

	Nine months ended September 30,
	2013			2012
	Proceeds	Accumulated gain (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gain (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage loans	$201,914	$26,490	$22,498	$142,410	$14,149	$14,985
REO	98,168	6,299	8,634	114,279	(433)	16,849

	$300,082	$32,789	$31,132	$256,689	$13,716	$31,834

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized as of the date of sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets.

Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period—which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the source of distress in the loan—and in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their liquidation dates, we incurred servicing and activity fees of $3.0 million for assets liquidated during the quarter ended September 30, 2013; $2.5 million for assets liquidated during the quarter ended September 30, 2012; and $9.0 million and $6.6 million for assets liquidated during the nine months ended September 30, 2013 and 2012, respectively. We do not allocate other costs of managing our assets at a loan level.

Net cash provided by financing activities was $1.3 billion for the nine months ended September 30, 2013, during which we completed an underwritten offering of our common shares, increased borrowings through the issuance of long-term debt in the form of exchangeable senior notes with a maturity date of May 1, 2020, the sale of a portion of our securities backed by our investment in jumbo mortgage loans and increased borrowings in the form of sales of assets under agreements to repurchase. We increased borrowings primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale, mortgage loans at fair value and acquisition of MSRs through our loan sale activity. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent and appropriate. We have made borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, and a note payable secured by mortgage loans at fair value. We have entered into two long-term financing agreements during the nine months ended September 30, 2013. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

During the nine months ended September 30, 2013, we completed two long term financing transactions:

•	In April, we completed an offering of $250.0 million of exchangeable senior notes due 2020, issued in a private offering. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The exchange rate initially equals 33.5149 common shares per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $29.84 per common share). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

•

In September, we financed $550.5 million of jumbo loans through a private-label securitization transaction. We sold $174.5 million of senior bonds backed by the loans and retained the remaining securities from the transaction, with a portion intended as long-term investments. We intend to sell a portion of the securities in the future as market conditions for private-label securities improve. We do not have plans to do additional financings through private-label securitizations until market conditions for such transactions improve.

We will continue to finance most of our assets on a short-term basis until the markets for long-term financing improve. Our short-term financings will be primarily in the form of agreements to repurchase and other secured lending and structured finance facilities, pending the ultimate disposition of the assets, whether through sale, securitization or liquidation. Because a significant portion of our current debt facilities consist of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the nine months ended September 30, 2013, the average balance outstanding under agreements to repurchase securities, mortgage loans, mortgage loans acquired for sale, mortgage loans held by variable interest entity and REO totaled $1.5 billion, and the maximum daily amount outstanding under such agreements totaled $2.6 billion. The difference between the maximum and average daily amounts outstanding was due to our use of proceeds from the senior exchangeable note and equity offerings to temporarily reduce our borrowings until those proceeds could be reinvested. The total facility size of our borrowings was approximately $2.9 billion at September 30, 2013.

As of September 30, 2013 and December 31, 2012, we financed our investments in MBS, mortgage loans at fair value and REO, and our inventory of mortgage loans acquired for sale at fair value, under agreements to repurchase and forward purchase agreements as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Assets financed	$3,518,254	$1,944,973
Total assets in classes of assets financed	$3,841,334	$2,253,233
Borrowings	$2,389,907	$1,256,102
Percentage of invested assets pledged	92%	86%
Advance rate against pledged assets	68%	65%

As discussed above, all of our repurchase agreements and forward purchase agreements have short-term maturities:

•	The transactions relating to mortgage loans under agreements to repurchase mature between November 19, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any date of determination, and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•	The transactions relating to REO are secured financings that mature on the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any date of determination, and provide for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the REO.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants currently include the following:

•	profitability at each of the Company and three of our subsidiaries, the Operating Partnership, PMC and PennyMac Holdings, LLC (f/k/a PennyMac Mortgage Investment Trust Holdings I, LLC (“PMH”)), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PMC, for both the prior two (2) calendar quarters and the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among the Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMH;

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 3:1 for the Company, 10:1 for PMC and 5:1 for the Operating Partnership and PMH;

•	a maximum ratio of indebtedness related to other than newly originated mortgage loans to tangible net worth of less than 3:1 for PMC; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

Our transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2013, we had on-balance sheet contractual obligations of $2.2 billion for the financing of assets under agreements to repurchase with maturities between November 19, 2013 and the earlier to occur of October 31, 2014 or the rolling maturity date that is 364 days from any date of determination, as well as forward purchase agreements with maturities between June 16, 2014 and June 30, 2014. We also had contractual obligations of $250.0 million in exchangeable senior notes with a maturity date of May 1, 2020.

As of September 30, 2013, we had contractual obligations to purchase mortgage loans for resale totaling approximately $642.0 million and mortgage loans at fair value totaling approximately $316.8 million. Of the $642.0 million in commitments to purchase mortgage loans for resale, we recorded IRLCs of $11.5 million on our balance sheet as assets under the caption Derivative assets and $30 thousand as liabilities under the caption Derivative liabilities.

All agreements to repurchase assets that matured between September 30, 2013 and the date of this Report have been renewed, extended or repaid and are described in Note 17—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 18—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase and Note 19—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$641,971	$641,971	$—	$—	$—
Commitments to purchase distressed mortgage loans	316,764	316,764	—	—	—
Assets sold under agreements to repurchase	1,980,058	1,980,058	—	—	—
Borrowings under forward purchase agreements	229,841	229,841	—	—	—
Asset-backed secured financing	174,457	—	—	—	174,457
Long-term debt	250,000	—	—	—	250,000

Total	$3,593,091	$3,168,634	$—	$—	$424,457

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of September 30, 2013:

Counterparty	Amount at risk (in thousands)
Citibank, N.A.	$673,712
Credit Suisse First Boston Mortgage Capital LLC	407,794
Bank of America, N.A.	48,832
Morgan Stanley Bank, N.A.	2,972
Barclays Bank PLC	—
Daiwa	7,570

$1,140,880

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

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans, our Servicer is entitled to a fulfillment fee based on the type of mortgage loan that we acquire and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for HARP mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that PLS may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage was funded.

At this time, we do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under our MBWS agreement, our Servicer currently purchases loans saleable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee of three basis points.

In the event that we purchase mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion, our Servicer has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, and (ii) the amount of unpaid principal balance in excess of $2.5 billion and less than or equal to $5.0 billion, plus (b) the product of (i) 0.05%, and (ii) the amount of unpaid principal balance in excess of $5 billion.

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

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with our Servicer. Pursuant to the terms of our MSR recapture agreement, if our Servicer refinances via its retail lending business loans for which we previously held the mortgage servicing rights, or MSRs, our Servicer is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such MSRs. The initial term of our MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value as of September 30, 2013, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollar amounts in thousands)
Fair value	$1,857,076	$1,934,924	$2,008,252	$2,140,183	$2,198,312	$2,251,139
Change in fair value:
$	$(219,666)	$(141,818)	$(68,490)	$63,441	$121,570	$174,397
%	(10.58)%	(6.83)%	(3.30)%	3.05%	5.85%	8.40%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by variable inerest entity as of September 30, 2013, net of the effect of changes in fair value of the related asset-backed secured financing of fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar amounts in thousands)
Fair value	$398,761	$382,870	$376,456	$356,435	$346,153	$325,514
Change in fair value:
$	$31,993	$16,101	$9,688	$-10,334	$-20,615	$-41,254
%	8.7%	4.4%	2.6%	(2.8)%	(5.6)%	(11.2)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$297,886	$287,473	$282,514	$273,057	$268,545	$259,925
Change in fair value:
$	$20,174	$9,762	$4,803	$(4,654)	$(9,166)	$(17,786)
%	7.26%	3.52%	1.73%	(1.68)%	(3.30)%	(6.40)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$303,675	$290,215	$283,849	$271,789	$266,072	$255,214
Change in fair value:
$	$25,964	$12,503	$6,138	$(5,922)	$(11,639)	$(22,497)
%	9.35%	4.50%	2.21%	(2.13)%	(4.19)	(8.10)

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$284,194	$280,953	$279,332	$276,090	$274,470	$271,228
Change in fair value:
$	$6,483	$3,242	$1,621	$(1,621)	$(3,242)	$(6,483)
%	2.33%	1.17%	0.58%	(0.58)%	(1.17)%	(2.33)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of September 30, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,777	$11,375	$11,183	$10,818	$10,643	$10,310
Change in fair value:
$	$780	$377	$186	$(180)	$(354)	$(688)
%	7.09%	3.43%	1.69%	(1.64)%	(3.22)%	(6.55)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$12,149	$11,550	$11,269	$10,737	$10,486	$10,012
Change in fair value:
$	$1,152	$553	$271	$(261)	$(512)	$(986)
%	10.47%	5.03%	2.46%	(2.37)%	(4.65)%	(8.96)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollar amounts in thousands)
Fair value	$11,273	$11,136	$11,067	$10,928	$10,859	$10,721
Change in fair value:
$	$276	$138	$69	$(69)	$(138)	$(276)
%	2.51%	1.26%	0.63%	(0.63)%	(1.26)%	(2.51)%

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. “Risk Factors” in our Annual Report for the year ended December 31, 2012.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 97 through 98 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2013, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

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

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

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

10.36

Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.37

Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.38

Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.39

Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

Exhibit Number	Exhibit Description

10.40

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

10.42

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

10.44

Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.45

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

10.47

Amendment Number Nine to Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.48

Amendment Number Ten to Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.49

Amendment Number Eleven to Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.50

Amendment Number Twelve to Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.51

Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.52

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

10.54

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

10.55

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.57

Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.58

Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.59

Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.60

Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.61

Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.62

Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.63

Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.64

Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.65

Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.66

Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.67

Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.68

Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).*

10.69

Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.70

Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

Exhibit Number	Exhibit Description

10.71

Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.72

Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.73

Amendment Number Four to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8- K filed on June 5, 2013).

10.74

Amendment Number Five to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.75

Amendment Number Six to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.76

Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.77

Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.78

Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.79

Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.80

Amendment Number Three to Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.81

Amendment Number Four to Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.82

Amendment Number Five to Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83

Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.84	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.85

Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.86

Amendment No. 1 to Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC. (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.87

Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC. (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.88

Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.89

Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.90

Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.91

Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.92

Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.93

Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.94

Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.95

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.96	Amendment Number One to Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.97	Amendment Number Two to Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.98

Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.99

Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.100

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.101

Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.102

MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.103	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.104

Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.105	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.106

Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.107

Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.108

Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.109

Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: November 12, 2013	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: November 12, 2013	By:	/s/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2013

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1

Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

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

10.36

Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.37

Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.38

Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.39

Amendment Number One to Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

Exhibit Number	Exhibit Description

10.40

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

10.42

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

10.44

Amendment Number Six to Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.45

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

10.47

Amendment Number Nine to Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.48

Amendment Number Ten to Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.49

Amendment Number Eleven to Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.50

Amendment Number Twelve to Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.51

Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.52

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

10.54

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

10.55

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.57

Guaranty, dated as of June 8, 2011, of PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on June 14, 2011).

10.58

Master Loan and Security Agreement, dated as of September 28, 2011, by and between PCNPL Trust and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 4, 2011).

10.59

Limited Guaranty Agreement, dated as of September 28, 2011, of PennyMac Mortgage Investment Trust in favor of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 4, 2011).

10.60

Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.61

Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.62

Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.63

Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.64

Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.65

Letter Agreement, dated as of July 21, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).*

10.66

Amendment Number One, dated as of January 6, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.40 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.67

Amendment Number Two, dated as of February 1, 2012, to Letter Agreement, dated as of July 12, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.41 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).*

10.68

Letter Agreement, dated as of December 20, 2011, by and between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.38 of our Annual Report on Form 10-K for the year ended December 31, 2011).*

10.69

Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 29, 2012).

10.70

Amendment Number One to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

Exhibit Number	Exhibit Description

10.71

Amendment Number Two to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.72

Amendment Number Three to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 29, 2012).

10.73

Amendment Number Four to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8- K filed on June 5, 2013).

10.74

Amendment Number Five to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.75

Amendment Number Six to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.76

Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.77

Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.78

Amendment Number One to Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.79

Amendment Number Two to Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.80

Amendment Number Three to Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.81

Amendment Number Four to Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.82

Amendment Number Five to Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83

Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.84	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.85

Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.86

Amendment No. 1 to Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC. (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.87

Amendment No. 2 to Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC. (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.88

Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.89

Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.90

Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.91

Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.92

Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.93

Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.94

Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.95

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.96	Amendment Number One to Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.97	Amendment Number Two to Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.98

Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.99

Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.100

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.101

Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.102

MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.103	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.104

Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.105	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.106

Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.107

Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.108

Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.109

Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.