Form 10-K
period 2013-12-31
PennyMac Mortgage Investment Trust
filed 2014-02-28
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2013 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by non-affiliates was $1,226,108,506 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 25, 2014, there were 71,230,485 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2014 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2013

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the residential finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	continued declines in residential real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau (“CFPB”) and its recently issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation; and

•	the occurrence of natural disasters or other events or circumstances that could impact our operations.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and began operations on August 4, 2009. We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership.

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”), which was designed specifically to address the opportunities created in the markets for residential mortgage assets. Specifically:

•	We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a wholly-owned subsidiary of PennyMac and an investment adviser registered with the Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, residential mortgage assets.

•	All of the loans we acquire in our correspondent lending operations are acquired, pooled for sale, sold and/or securitized on our behalf by another wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”), which also services most of the loans we hold in our investment portfolio and almost all of the loans for which we retain the obligation to service as a result of our correspondent lending operations.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. residential mortgage market. We are primarily focused on investing in distressed mortgage loans available for acquisition from financial institutions and engaging in correspondent lending.

Our Manager is experienced in acquiring distressed residential mortgage assets that are sold by financial institutions including banks, thrifts, and non-bank mortgage lenders. Since late 2009, our Manager has seen substantial volumes of nonperforming residential mortgage loans available for purchase from certain U.S. banks at significant discounts to their unpaid principal balances. Our Manager believes that there are several reasons these banks are motivated to sell nonperforming loans, including the following: the ability to release capital tied to nonperforming assets; the ability to relieve strain on their operations resulting from managing nonperforming loans and real estate acquired in settlement of loans (“REO”); the ability to reduce the percentages of their assets that are nonperforming, a key measure monitored by bank regulators, investors, and other stakeholders; and the ability for these banks to manage perceptions of the continued drag on their overall performance from legacy distressed assets through controlled sales of nonperforming assets.

In our distressed mortgage loan investment activities, the mortgage loans we purchase are generally at discounts to their unpaid principal balance (“UPB”), reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies. Prior to the acquisition of loans or other assets, our Manager validates key information provided by the sellers that is necessary to determine the value of the asset. We then seek to maximize the value of the mortgage loans that we acquire. The objective for performing loans is value enhancement through effective “high touch” servicing, which is based on significant levels of borrower outreach and contact, and the ability to implement long-term, sustainable loan modification and restructuring programs that address borrowers’ ability and willingness to pay their mortgage loans. Alternatively, for nonperforming loans and real estate assets, the ability to effect property resolution in a timely, orderly and economically efficient manner is essential to generating attractive returns.

Through our management agreement with PCM and our loan servicing agreements with our loan servicers (primarily our affiliate, PLS), we work with borrowers to perform loss mitigation activities. For both performing and nonperforming loans we use loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) and workout options that we believe have the highest probability of successful resolution for both us and our borrowers. Loan modification or resolution may include our accepting a reduction of the principal balances of certain mortgage loans in our investment portfolio. We expect these methods to increase our portfolio of performing loans, reduce default rates and enhance the value of loans in our portfolio. We believe that by using these methods, we can provide borrowers with long-term solutions that address their willingness and ability to pay their mortgage loans. Once we have improved the credit quality of a loan, we intend to monetize the enhanced value through various disposition strategies. When loan modifications and other efforts are unable to cure distressed loans, our objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

As our Manager, PCM conducts activities including developing our investment strategies, sourcing and acquiring mortgage loans and mortgage-related assets for our investment portfolio, and developing the appropriate approach to be taken by PLS for each loan as it performs its specialty servicing. As our loan servicer, PLS services the mortgage loans we acquire. PLS performs prime servicing with respect to the loans underlying our MSRs, which are generally prime credit quality with low delinquency and default rates. PLS also performs special servicing for the distressed whole loans we have acquired. Special servicing utilizes a “high touch” approach to establish and maintain borrower contact and facilitate loss mitigation strategies. As part of its execution of PCM’s portfolio strategy, PLS may modify or refinance loans in our investment portfolio and originate loans to finance the sale of REO. In addition, PLS provides mortgage banking services in support of our correspondent lending activities.

Correspondent lending includes the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines, pooling loans into mortgage-backed securities (“MBS”) and resale of the resulting securities into the secondary markets. We purchase Agency eligible loans and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell or securitize Agency eligible loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government loans (insured by the FHA or guaranteed by the VA), which we sell to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which, generally on a servicing-retained basis, we securitize or sell to third parties.

Our correspondent lending business has grown through purchases from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. The management teams of PLS and PCM have prior experience with the majority of these mortgage originators. As of December 31, 2013, 229 sellers have been approved, primarily independent mortgage originators and small banks located across the United States. We purchased approximately $32.0 billion at fair value of loans in 2013, including $15.4 billion of conventional loans and $16.1 billion of government-insured loans. In the fourth quarter of 2013 PMT was the third largest correspondent lender in the United States as ranked by Inside Mortgage Finance.

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

Our Manager and Our Servicer

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on residential mortgage loans. PCM also serves as the investment manager to two private investment funds, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. The combined net assets of the entities managed by PCM, including our shareholders’ equity, amounted to approximately $2.0 billion as of December 31, 2013.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that management believes are competitive with those charged by other primary servicers and specialty servicers.

PLS’ servicing platform provides for significant borrower contact, which we refer to as “high touch,” and is designed to enable us to effectively implement programs that address borrower needs and maximize the value of our portfolio. PLS was established in February 2008 and also provides primary servicing and special servicing to the investment funds managed by PennyMac and the entities that the investment fund have invested in as well as third parties. PLS acted as the servicer for loans with an aggregate unpaid principal balance of approximately $78.2 billion as of December 31, 2013.

Our Manager’s senior management team has extensive experience in the residential mortgage industry and expertise across each of the critical capabilities that we believe are required to successfully acquire and manage both performing and nonperforming mortgage loans, including sourcing, valuation, due diligence, portfolio strategy, servicing (including modification and refinance fulfillment of outstanding loans and acquisition and liquidation of properties securing settled mortgage loans) and secondary marketing. Our senior management team is supported by a dedicated team of individuals at PLS and PCM.

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

The pools of loans that we acquire consist primarily of U.S. residential mortgage loans. These loans may be performing or nonperforming and of varying credit quality. PCM, in its sole discretion, and in accordance with its policies and procedures, determines the composition of our portfolio of loans, including its size, loan types and credit quality.

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

Correspondent Lending

We expect to grow our correspondent lending business by selectively increasing the number of sellers from which we purchase loans and cautiously increasing the volume of loans that we purchase from our existing sellers as we continue to increase the breadth of approved loan products that we offer and expand into additional geographic markets in the United States. We believe that we are well positioned to take advantage of this opportunity based on our management expertise in the correspondent lending business, our relationships with correspondent sellers, and our supporting systems and processes.

Targeted Asset Classes

We invest primarily in residential mortgage loans and mortgage-related assets. Our targeted asset classes and the principal investments we make and/or expect to make in each class are as follows:

Asset class	Principal investments
Residential mortgage loans	• Newly originated mortgage loans

• Seasoned performing and nonperforming residential mortgage loans

RMBS	• Agency RMBS

• Non-Agency RMBS, including investment-grade, non-investment grade classes and non-rated classes

Other assets and other MBS	• Real estate and REO

• MSRs

• Excess servicing spread arising from MSRs

• Loans to finance mortgage loan inventory for mortgage lenders

• Mortgage-related derivatives, including, but not limited to, options, futures and derivatives on MBS

• Agency debt and credit risk sharing instruments

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

Our Portfolios

Correspondent Lending

During the year ended December 31, 2013, we significantly increased our participation in the secondary mortgage market through the purchase for resale of newly originated mortgage loans (“correspondent lending”). In our correspondent lending activities, we acquire newly originated loans from mortgage lenders, sell the loans to an Agency or other third party, sell the loans to PLS in the case of government loans, or otherwise pool loans into MBS, sell the resulting securities into the MBS markets and retain the MSRs. During 2013, we purchased $32.0 billion at fair value of newly originated mortgage loans, including $378.2 million of bulk jumbo loan purchases, compared to $22.4 billion during 2012.

Following is a summary of our correspondent lending activities:

	Year ended December 31,				Period from August 4, 2009 (commencement of operations) to December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Fair value of correspondent lending loans purchased:
Government-insured or guaranteed	$16,068,253	$8,969,220	$623,540	$20,810	$—
Agency-eligible	15,358,372	13,463,121	660,862	9,249	—
Jumbo	582,996	10,795	34,361	—	—

	$32,009,621	$22,443,136	$1,318,763	$30,059	$—

Fair value of correspondent lending loans in inventory at year end	$458,137	$975,184	$232,016	$3,966	$—

Gain on mortgage loans acquired for sale(1)	$98,669	$147,675	$7,633	$18	$—

(1)	Gain on mortgage loans acquired for sale includes the initial MSR capitalization, changes in the value of commitments to purchase loans or interest rate lock commitments (“IRLC”), changes in the value of mortgage loans purchased during the period from purchase through the date of sale and changes in the value of derivative financial instruments purchased and sold to manage the risk of changes in value of our inventory of mortgage loans and IRLCs.

Investment Activities

Following is a summary of our acquisitions of mortgage investments (excluding purchases for resale of newly originated mortgage loans and mortgage loans transferred from correspondent lending activities and held as an investment):

	Year ended December 31,				Period from August 4, 2009 (commencement of operations) to December 31,
	2013	2012	2011	2010	2009
	(in thousands)

MBS	$199,558	$112,211	$21,420	$91,141	$93,049
Agency debt security	12,000	—	—	—	—
Distressed mortgage loans(1)(2)
Performing	63,783	128,221	52,256	33,745	26,046
Nonperforming	1,242,778	414,545	595,353	383,466	—

	1,306,561	542,766	647,609	417,211	26,046
REO(2)	120	297	2,475	1,238	—
MSRs	184,451	134,702	6,079	—	—
Excess servicing spread purchased from PennyMac Financial Services, Inc.	139,028	—	—	—	—

	$1,841,718	$789,976	$677,583	$509,590	$119,095

(1)	Performance status as of the date of acquisition.
(2)	$443.2 million and $504.8 million of our distressed asset purchases during the year ended December 31, 2013 and 2012, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
MBS	$197,401	$—	$72,813	$119,872	$83,771
Distressed mortgage loans:
Performing	647,266	404,016	209,599	86,242	26,046
Nonperforming	1,647,527	785,955	615,977	278,008	—

	2,294,793	1,189,971	825,576	364,250	26,046
Mortgage loans at fair value held by variable interest entity	523,652	—	—	—	—
REO	148,080	88,078	103,549	29,685	—
MSRs	290,572	126,776	6,031	—	—
Excess servicing spread purchased from PennyMac Financial Services, Inc.	138,723	—	—	—	—

	$3,593,221	$1,404,825	$1,007,969	$513,807	$109,817

Our acquisitions of mortgage investments have been primarily comprised of nonperforming loans. During the period from August 4, 2009 (commencement of operations) through December 31, 2013, PCM encountered a relatively higher volume of available nonperforming mortgage loan portfolios than distressed performing loan portfolios. In addition, the risk-adjusted returns for nonperforming loan portfolios have generally been more attractive than those for distressed performing loan portfolios.

PCM has worked to expand our sources of assets to position us to take advantage of market opportunities and market changes, such as when the mortgage market achieves more active levels of non-Agency securitization and when delinquency and foreclosure levels decrease closer to historical levels. Examples of such investments include:

•	Acquisition and creation of MSRs or excess servicing spread related to MSRs. We believe that MSR and excess servicing spread investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to enhance the assets’ value. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

•	Recapture of MSRs. Pursuant to the terms of the MSR recapture agreement entered into with PLS effective February 1, 2013, if PLS refinances loans for which we previously created and held the MSRs through our correspondent lending activities, PLS is generally required to transfer and convey to us, at no cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity results in attractive investment assets and will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

•	To the extent that we transfer correspondent lending loans into private label securitizations in the future, we may retain a portion of the securities and residual interests created in such securitization transactions. We expect our future securitizations will be accounted for as secured borrowings.

Our Financing Strategy

We have pursued growth of our investment portfolio by using a combination of equity and borrowings. We have generally made borrowings in the form of borrowings under forward purchase agreements and agreements to repurchase. We use borrowings to finance our investments and not to speculate on changes in interest rates.

During 2012 and 2013, we issued 30.3 million and 11.3 million of our common shares and received net proceeds totaling $606.5 million and $249.2 million, respectively, through a combination of underwritten share offerings and at the market equity offerings. We used the proceeds of these offerings to fund a portion of the purchase price of our mortgage-related investments, to fund the continued growth of the correspondent lending business and for general corporate purposes.

                Since 2010, we have maintained up to three master repurchase agreements with money center banks, to finance our investments in distressed assets. We also entered into a secured lending facility, which has since expired, with a money center bank in an aggregate amount of $40 million. Our objective is to use these facilities to finance nonperforming mortgage loan and real estate investments pending liquidation, sale, securitization or other structured financing. The aggregate principal amount outstanding under the two facilities in existence as of December 31, 2013 was $1.1 billion.

Since 2010, we have also maintained up to six master repurchase agreements with money center banks to fund newly originated prime mortgage loans purchased from correspondent lenders. The aggregate principal balance outstanding under the five facilities in existence as of December 31, 2013 was $424.7 million.

In 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million aggregate principal amount of 5.375% Exchangeable Senior Notes due 2020 (the “Notes”). The net proceeds were used to fund the business and investment activities of the Company, including the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of its correspondent lending business, including the purchase of jumbo loans; the repayment of other indebtedness; and general corporate purposes.

From time to time, we enter into forward purchase agreements pursuant to which we agree to purchase certain nonperforming assets and residential real property acquired in settlement of loans from one money center bank which purchased these assets from unaffiliated money center banks. We assume all of the money center bank’s rights and obligations under its separate agreements with the unaffiliated money center banks. We record the transactions as purchases of loans.

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

Investment Policies

Our board of trustees has adopted the policies set forth below for our investments and borrowings. PCM reviews our compliance with the investment policies regularly and reports periodically to our board of trustees regarding such compliance.

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

Investment Allocation Policy

Investment opportunities in pools of mortgage loans that are consistent with our investment objectives, on the one hand, and the investment objectives of the PennyMac funds and other future entities or accounts managed by PCM, on the other hand, have been allocated among us and the PennyMac funds and the other entities or accounts generally on a pro rata basis. This is and has been based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us, the PennyMac funds and any other relevant entities or accounts, or by assigning opportunities among the relevant entities such that investments assigned among us, such funds, entities or accounts are fair and equitable over time; provided that PCM, in its sole discretion, may allocate investment opportunities in any other manner that it deems to be fair and equitable. As of December 31, 2011, the commitment periods for the PennyMac funds had ended and the ability of the PennyMac funds to make new investments has therefore been significantly reduced.

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

In acquiring distressed mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities. A number of these competitors may also be focused on acquiring distressed mortgage loans, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger financial positions and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships than we can.

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

In the face of this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS’s special servicing expertise helps us to maximize the value of our residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market and regulatory conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues have contributed to the decision by certain financial institutions to exit or curtail their correspondent lending business and to reduce their portfolios of MSRs. Not having a legacy portfolio or the same regulatory or capital issues may enable us to compete more effectively for attractive business or investment opportunities. However, we can provide no assurance that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

We are managed by PCM pursuant to a management agreement. PLS provides servicing and special servicing for MSRs and our portfolio of residential mortgage loans pursuant to a loan servicing agreement, and fulfillment services in connection with our correspondent lending activities pursuant to a mortgage banking and warehouse services agreement. All of our officers are employees of PCM or its affiliates. We have no employees. As of December 31, 2013, PennyMac had 1,370 employees, and 3 contractors. See Our Manager and Our Servicer above.

Item 1A.	Risk Factors

Risks Related to Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM, PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS is terminated.

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of residential mortgage loans and MSRs, and under our mortgage banking and warehouse services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent lending business. The costs of these services increase our operating costs and may adversely affect our net income, but we rely on PCM and PLS to provide these services under these agreements because we have no employees or in-house capability to handle the services independently.

No assurance can be given that the strategies of PCM, PLS or their affiliates under any of these agreements will be successful, that any of them will conduct complete and accurate due diligence or provide sound advice, or that any of them will act in our best interests with respect to the allocation of their resources to our business. The failure of any of them to do any of the above, conduct the business in accordance with applicable laws and regulations or hold all licenses or registrations necessary to conduct the business as currently operated would materially and adversely affect our ability to continue to execute our business plan.

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

If our management agreement or loan servicing agreement is terminated or not renewed, we will have to obtain the services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking and warehouse services agreement, the services provided by PLS are inherently unique and not widely available, if at all. This is particularly true because we are not a Ginnie Mae licensed issuer or servicer, yet we are able to acquire government mortgage loans from our correspondent sellers that we know will ultimately be purchased from us by PLS. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking and warehouse services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS for the correspondent business we currently enjoy.

PennyMac Financial Services, Inc. (“PFSI”), the parent company of PCM and PLS, is undergoing significant growth and its development and integration of new operations may not be effective.

PFSI’s significant growth since it commenced operations has caused significant demands on its operational, accounting and legal infrastructure, and increased expenses. The ability of PCM and PLS to provide us with the services we require to be successful depends, among other things, on the ability of PFSI, including PCM and PLS, to maintain an operating platform and management system sufficient to address its growth. This may require PFSI to incur significant additional expenses and to commit additional senior management and operational resources. There can be no assurance that PFSI will be able to effectively integrate its expanding operations or that PFSI will continue to grow successfully. PFSI’s failure to do so could adversely affect the ability of PCM and PLS to manage us and service our portfolios of assets, respectively, which would materially and adversely affect us.

The management fee structure could cause disincentive and/or create greater investment risk.

Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders’ equity (as defined in our management agreement) at the end of each quarter. As a result, significant base management fees would be payable to PCM for a given quarter even if we experience a net loss during that quarter. PCM’s right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, materially and adversely affect our ability to make distributions to our shareholders and/or the market price of our common shares.

Conversely, PCM is also entitled to receive incentive compensation under our management agreement based on our performance in each quarter. In evaluating investments and other management strategies, the opportunity to earn incentive compensation based on our net income may lead PCM to place undue emphasis on higher yielding investments and the maximization of short-term income at the expense of other criteria, such as preservation of capital, maintenance of sufficient liquidity and/or management of market risk, in order to achieve higher incentive compensation. Investments with higher yield potential are generally riskier and more speculative.

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

It is difficult and costly to terminate, without cause, our management agreement. Our management agreement provides that it may be terminated by us without cause under limited circumstances and the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause. PCM may also terminate our management agreement upon at least 60 days’ prior written notice if we default in the performance of any material term of our management agreement and the default continues for a period of 30 days after written notice to us, or where we terminate our loan servicing agreement, our mortgage banking and warehouse services agreement or certain other agreements with PCM or PLS without cause (at any time other than at the end of the current term or any automatic renewal term), whereupon in any case we would be required to pay to PCM a significant termination fee.

PCM and PLS both have limited liability and indemnity rights.

Our agreements with PCM and PLS provide that PCM and PLS will not assume any responsibility other than to provide the services specified in the applicable agreements. Our management agreement further provides that PCM will not be responsible for any action of our board of trustees in following or declining to follow its advice or recommendations. In addition, each of PCM and PLS and their respective affiliates, managers, officers, trustees, directors, employees and members will be held harmless from, and indemnified by us against, certain liabilities on customary terms. As a result, to the extent we are damaged through certain actions or inactions of PCM or PLS, our recourse is limited and we may not be able to recover our losses.

Existing or future entities or accounts managed by PCM may compete with us for PCM’s time and services, and they may compete with us for, or may participate in, investments, any of which could result in conflicts of interest. BlackRock and HC Partners, PFSI’s strategic investors, could compete with us or transact business with us.

Pursuant to our management agreement, PCM is obligated to supply us with our senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with the level of our activity. The members of our senior management team may have conflicts in allocating their time and services between us and other entities or accounts managed by PCM now or in the future, including the PennyMac funds. The failure of our senior management team members to allocate appropriate time and services to us, or the loss of services of our senior management team members for any reason, could adversely affect our business.

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

In addition, PFSI’s strategic investors, BlackRock and HC Partners, each own significant investments in PFSI. Affiliates of each of BlackRock and HC Partners currently manage investment vehicles and separate accounts that may compete directly or indirectly with us. BlackRock and HC Partners are under no obligation to provide us with any financial or operational assistance, or to present opportunities to us for matters in which they may become involved. We may enter into transactions with BlackRock or HC Partners or with market participants with which BlackRock or HC Partners has business relationships, and such transactions and/or relationships could influence the decisions made by PCM with respect to the purchase or sale of assets and the terms of such purchase or sale. Such activities could have an adverse effect on the value of the positions held by us, or may result in BlackRock and/or HC Partners having interests adverse to ours.

Negative publicity and media attention involving Countrywide Financial Corporation and certain of its former officers could have an adverse impact on PFSI and us.

Certain of our and PFSI’s officers are former employees of Countrywide Financial Corporation, or Countrywide, which has been the subject of various investigations and lawsuits and ongoing negative publicity. We cannot assure you that any existing or future investigations, litigation or negative publicity involving Countrywide will not generate negative publicity or media attention for us or adversely impact us or PCM’s and PLS’s ability to conduct their respective businesses.

Risks Related to Our Business

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations.

Due to the highly regulated nature of the residential mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and damage our reputation, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members’ protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. PLS and service providers they use, including outside foreclosure counsel retained to process foreclosures, must also comply with these legal requirements.

In particular, the Dodd-Frank Act represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies, (ii) the creation of the CFPB authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act, or TILA, aimed at improving consumer protections with respect to mortgage originations, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and servicing requirements.

Our failure or the failure of PLS to comply with these laws, regulations and rules may result in reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.

The failure of the mortgage lenders from whom loans were acquired through our correspondent lending activities to comply with these laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, PLS may not detect every violation of law by these mortgage lenders. While we have contractual rights to seek indemnity or repurchase from these correspondent lenders, if any of these lenders is unable to fulfill its indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected.

In addition, although they have not yet been enacted, the Federal Housing Finance Agency, or FHFA, proposed changes to mortgage servicing compensation structures in 2011 for servicing with Fannie Mae or Freddie Mac, including reducing servicing fees and channeling funds toward reserve accounts for delinquent loans. Also, there continue to be changes in legislation, rulemaking and licensing in an effort to simplify the consumer mortgage experience which requires technology changes and additional implementation costs for loan originators. We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses, either to comply with applicable law or to satisfy our lenders, investors and regulators that we are in compliance with those laws, regulations and rules that are applicable to our business model. Any of these new, or changes in, laws, regulations or rules could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Difficult conditions in the mortgage and residential real estate markets and the economy generally may adversely affect the performance and market value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage market, the financial markets and the economy generally. Concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues, the availability and cost of credit, the mortgage market and the real estate market have contributed to increased volatility and unclear expectations for the economy and markets going forward. The residential mortgage market has been affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns. There is no assurance that these conditions have stabilized or that they will not worsen. A continuation or increase in the volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our investments. Although we intend to purchase distressed mortgage loans at discounts to their unpaid principal balances, deterioration in home prices or the value of our investments could require us to take charges that may be material.

The actions of the U.S. government, the Federal Reserve Bank and the U.S. Treasury may materially and adversely affect our business.

The U.S. government, the Federal Reserve Bank, the U.S. Treasury and other governmental and regulatory bodies have taken and continue to take or modify various actions to address the recent financial crisis. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

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

We are highly dependent on the Agencies, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. These Agencies play a critical role in the residential mortgage industry and we have significant business relationships with them. Presently, almost all of the newly originated conforming loans that we acquire from mortgage lenders through our correspondent lending activities qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent lending activities is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have begun approving new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

There is also significant uncertainty regarding the future of Fannie Mae and Freddie Mac, including with respect to how long they will continue to be in existence, the extent of their roles in the market and what forms they will have. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as continued increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase requests and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans in our correspondent lending activities, and the performance, liquidity and market value of our investments.

The ongoing financial stability of Fannie Mae and Freddie Mac is also uncertain. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, their inability to obtain any necessary government funding, their lack of success in resolving repurchase requests to their lenders, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could suffer losses and could fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their financial condition, the level of their activity in the primary or secondary mortgage markets or in their underwriting criteria could materially and adversely affect our business, liquidity, financial position, results of operations and our ability to make distributions to our shareholders.

The CFPB and its recently effective rules will likely increase our regulatory compliance burden and associated costs, as well as those of PLS, which could materially and adversely affect our business, financial condition and results of operations.

On July 21, 2011, the CFPB obtained rulemaking and enforcement authority pursuant to the Dodd-Frank Act and began official operations. We and PLS are subject to examination by the CFPB. The CFPB has broad enforcement powers over mortgage participants, including originators and servicers, and can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, limits on activities or functions, and civil money penalties. The CFPB has been active in investigations and enforcement actions, and has issued large civil money penalties since its creation.

In addition to its regulatory authority, the CFPB has examination authority over all federal and state non-depository lending and servicing institutions, including mortgage brokers, lenders and servicers. Such examinations, as well as regulations that the CFPB might issue in the future, could ultimately increase our administrative burdens and materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

In October 2011, January 2012 and October 2012, the CFPB issued guidelines governing, among other things, examination procedures for bank and non-bank mortgage servicers and originators and its procedures for supervising mortgage transactions. In January 2014, the CFPB rules relating to, among other things, its ‘‘Ability to Repay’’ rule under TILA’s implementing Regulation Z, mortgage escrow account requirements and mortgage servicing requirements became effective.

The CFPB’s recently effective rules will likely increase our and PLS’ administrative and compliance costs. They could also greatly influence the availability and cost of residential mortgage credit, and increase servicing costs and risks. It may be difficult for us or PLS to implement the procedures necessary to comply with these new rules, and the significant growth of PLS may result in it receiving greater scrutiny and/or more frequent examinations by the CFPB and other federal or state regulators or agencies. These increased costs of compliance, the effect of these rules on the mortgage industry and mortgage servicing and any failure in our or PLS’ ability to comply with these new rules could have an adverse effect on our business, financial position, results of operations and our ability to make distributions to our shareholders.

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

Although our governing documents contain no limitation on the amount of debt we may incur, the lenders under our repurchase agreements require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. In the event that we are unable to maintain these liquidity levels, we could be forced to sell additional investments at a loss and our financial condition could deteriorate rapidly.

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

We may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The percentage of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of the stability of our investment portfolio’s cash flow. There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us.

There can be no assurance that new sources of financing will be available to us in the future or that existing sources of financing will continue to be available to us. Our return on our investments and cash available for distribution to our shareholders may be reduced to the extent that changes in market conditions increase the cost of our financing relative to the income that can be derived from the investments acquired. Our debt service payments also reduce cash flow available for distribution to shareholders. In the event we are unable to meet our debt service obligations, we risk the loss of some or all of our assets to foreclosure or sale to satisfy the obligations.

As non-recourse long-term financing structures become available to us and are utilized, such structures expose us to risks which could result in losses to us.

We have used and, in the future, may use securitization and other non-recourse long-term financing for our investments. In such structures, our lenders typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Prior to any such future financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated. As a result, we would be subject to the risk that we would not be able to acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.

We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a future securitization. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or unfavorable price. In addition, conditions in the capital markets may make the issuance of any securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default.

We may not be able to raise the debt or equity capital required to finance our assets and grow our businesses.

The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including distressed loans and REO, as well as MSRs and excess servicing spread, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for distressed loans and REO, or our inability in the future to obtain debt financing for MSRs and excess servicing spread, could require us to seek equity capital that may be more costly or unavailable to us.

We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

Future issuances of debt securities, which would rank senior to our common shares, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares, may materially and adversely affect the market price of our common shares.

In order to grow our business, we may rely on additional equity issuances, which may rank senior and/or be dilutive to our shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. In April 2013, our wholly-owned subsidiary, PMC, issued $250 million of Notes that are exchangeable under certain circumstances for our common shares.

Upon liquidation, holders of our debt securities and other loans and preferred shares would receive a distribution of our available assets before holders of our common shares and holders of the Notes could receive a distribution of PMC’s available assets before holders of our common shares. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation, through our “at-the-market” equity program.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, as well as any interest rate swaps or other derivatives that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. An increase in prevailing interest rates could adversely affect the volume of newly originated mortgages available for purchase in our correspondent lending activities. Changes in the level of interest rates also may affect our ability to make investments, the value of our investments (including our pipeline of mortgage loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent lending segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. In addition, with respect to the MSRs and excess servicing spread we own, decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of any such mortgage servicing business and associated write-downs of such MSRs and excess servicing spread. Any such scenario could materially and adversely affect us.

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

The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Act and its implementing regulations. These laws and regulations are extremely complex, compliance with them is costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Competition for distressed assets may limit the availability of desirable investments and result in reduced risk-adjusted returns.

Our profitability depends, in part, on our ability to continue to acquire our targeted investments at favorable prices. As described in greater detail elsewhere in this Report, we compete in our distressed investment activities with other mortgage REITs, specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring distressed mortgage loans. Many of our competitors also have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and higher risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

We may change our investment strategies and policies without shareholder consent, and this may materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

PCM is authorized by our board of trustees to follow very broad investment policies and, therefore, it has great latitude in determining the types of assets that are proper investments for us, as well as the individual investment decisions. In the future, PCM may make investments with lower rates of return than those anticipated under current market conditions and/or may make investments with greater risks to achieve those anticipated returns. Our board of trustees will periodically review our investment policies and our investment portfolio but will not review or approve each proposed investment by PCM unless it falls outside our investment policies or constitutes a related party transaction.

In addition, in conducting periodic reviews, our board of trustees will rely primarily on information provided to it by PCM. Furthermore, PCM may use complex strategies, and transactions entered into by PCM may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. We also may change our investment strategies and policies and targeted asset classes at any time without the consent of our shareholders, and this could result in our making investments that are different in type from, and possibly riskier than our current investments or the investments currently contemplated. Changes in our investment strategies and policies and targeted asset classes may increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, and this could materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and servicer, and an increase in the percentage or amount of government loans we acquire could be detrimental to us.

We are not approved as a Ginnie Mae issuer and servicer. As long as we are unable to obtain approval as a Ginnie Mae issuer and servicer, we will be unable to produce or acquire Ginnie Mae MSRs. While PLS has agreed to negotiate in good faith with us to structure alternative arrangements whereby we can participate in the economics associated with government MSRs, there can be no assurance that any such arrangement will obtain government approval on favorable terms, or at all. In the absence of approval as a Ginnie Mae issuer and servicer or government approval of an alternative arrangement, we may continue to earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity and results of operations, and our ability to make distributions to shareholders.

Our correspondent lending activities could subject us to increased risk of loss.

In our correspondent lending activities, we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PLS may not be able to continue to source sufficient investment opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient investment opportunities for this operation, there can be no assurance that we would be able to acquire such investments on favorable terms or at all, or that such investments, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these investments and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we and PLS are not depository institutions, neither we nor PLS benefits from exemptions to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are licensed or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed.

Our failure or the failure by PLS to obtain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our direct business activities, result in civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business.

We and PLS are also required to hold the Agency approvals in order to sell mortgage loans to the Agencies and service such mortgage loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business.

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

In our correspondent lending activities, we deliver newly originated Agency-eligible mortgage loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

The industry in which we operate is highly competitive, and is likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition in acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other independent mortgage lenders and servicers. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent lending business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a correspondent lending business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non-bank participants. As more non-bank entities enter these markets, our correspondent lending activities may generate lower margins in order to effectively compete.

Compliance with changing regulation of corporate governance and public disclosure has resulted, and will continue to result, in increased compliance costs and pose challenges for our management team.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules, regulations and agencies promulgated thereunder, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and SEC regulations, have created uncertainty for public companies and significantly increased the compliance requirements, costs and risks associated with accessing the U.S. public markets. Our management and PCM’s team has and will continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies; however, this will continue to lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

A successful penetration or circumvention of the security of our systems or a defect in the integrity of PCM’s or PLS’s systems or cyber security could cause serious negative consequences for our business, including significant disruption of our activities, misappropriation of our confidential information or that of our customers, or damage to PCM’s or PLS’s computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us, to PCM or PLS, or to our customers, loss of confidence in us, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

The success and growth of our correspondent lending activities will depend upon PLS’s ability to adapt to and implement technological changes.

Our correspondent lending activities are currently dependent upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent lending process is becoming more dependent upon technological advancement. Maintaining and improving new technology and becoming proficient with it may also require significant capital expenditures by PLS. As these requirements increase in the future, PLS will have to fully develop these technological capabilities to remain competitive and its failure to do so could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Our entry into the warehouse lending business could subject us to increased risk of loss.

We may enter into the warehouse lending business through one or more of our subsidiaries. In connection with such activity, we will generally finance a mortgage loan originated by a correspondent lender under a master repurchase agreement, pursuant to which we will purchase the loan at a discount to its unpaid principal balance. Upon its sale of the loan to us or a third party, the correspondent lender would then repurchase the loan from us in an amount equal to our purchase price plus accrued interest through the date of repurchase.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a breach under one of our lending arrangements and/or reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all.

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

Our investments in mortgage loans and MBS also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) risks related to general and local economic conditions; (iii) possible lack of availability of mortgage funds for borrowers to refinance or sell their homes; (iv) overbuilding; (v) the general deterioration of the borrower’s ability to keep a rehabilitated nonperforming mortgage loan current; (vi) increases in property taxes and operating expenses; (vii) changes in zoning laws; (viii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (ix) casualty or condemnation losses; (x) uninsured damages from floods, earthquakes or other natural disasters; (xi) limitations on and variations in rents; (xii) fluctuations in interest rates; (xiii) fraud by borrowers, originators and/or sellers of mortgage loans; (xiv) undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and (xv) failure of the borrower to adequately maintain the property, particularly during times of financial difficulty. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

A significant portion of the residential mortgage loans that we acquire are or may become nonperforming loans, which increases our risk of loss of our investment.

We acquire distressed residential mortgage loans and mortgage-related assets where the borrower has failed to make timely payments of principal and/or interest. We also acquire performing loans that subsequently become nonperforming. Under current market conditions, it is likely that many of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If PLS as our primary and special servicer is not able to adequately address or mitigate the issues concerning these loans, we may incur significant losses. There are no limits on the percentage of nonperforming assets we may hold. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

We invest in subprime residential mortgage loans or RMBS collateralized by subprime mortgage loans, which are subject to increased risks.

As part of our investment activities, we invest in subprime residential mortgage loans or RMBS backed by collateral pools of subprime residential mortgage loans, which are mortgage loans originated using underwriting standards that are less restrictive than the underwriting standards for other first and junior lien mortgage loan purchase programs, such as the programs of Fannie Mae and Freddie Mac. Because of the higher delinquency rates and losses associated with subprime mortgage loans, the performance of subprime mortgage loans or RMBS backed by subprime mortgage loans in which we invest could be correspondingly adversely affected, which could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Our acquisition of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. We generally acquire MSRs from the sale of mortgage loans where we assume the obligation to service the loan in connection with the sale transaction or we may purchase MSRs. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of MSRs may be materially different than the fair values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Changes in interest rates are a key driver of the performance of MSRs since the values of MSRs are highly sensitive to changes in interest rates. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in fair value of MSRs, our balance sheet, financial condition, liquidity and results of operations would be susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speeds are significantly greater than expected, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. We base the price we pay for MSRs on, among other things, our projections of the cash flows from related pools of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a negative impact on our financial results.

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

Our acquisition of excess servicing spread exposes us to significant risks.

We also acquire from PLS, from time to time, the right to receive certain excess servicing spread arising from MSRs owned or acquired by PLS. The excess servicing spread represents the difference between PLS’s contractual servicing fee with the applicable Agency and a base servicing fee that it retains as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract.

Because the excess servicing spread is a component of the related MSR, the risks of owning the excess servicing spread are substantially similar to the risks of owning an MSR. We also record our excess servicing spread assets at fair value, which is based on the same set of estimates and assumptions as management uses to value our MSR assets, thereby creating the same potential for material differences between the recorded fair value of the excess servicing spread and the actual value that is ultimately realized. Also, the performance of our excess servicing spread assets are impacted by the same drivers as our MSR assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any excess servicing spread we acquire, and this could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as a condition to our purchase of the excess servicing spread, we were required to subordinate our interests to those of the applicable Agency. To the extent PLS fails to maintain its Agency approvals, such failure could result in PLS’s loss of the applicable MSR in its entirety, thereby extinguishing our interest in the related excess servicing spread. With respect to our excess servicing spread relating to PLS’s Ginnie Mae MSRs, our interest is also subordinated to the rights of CSFB First Boston Mortgage Capital LLC (“CSFB”) under a loan and security agreement with PLS, pursuant to which CSFB has a blanket lien on all of PLS’s Ginnie Mae MSRs (including the excess servicing spread we acquired), and under a security and subordination agreement with us, pursuant to which we acknowledge CSFB’s blanket lien. The security and subordination agreement permits CSFB to liquidate the excess servicing spread along with the related MSRs to the extent there exists an event of default under the loan and security agreement, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require PLS to either (i) repay in full the outstanding loan amount under its loan and security agreement or (ii) repurchase the excess servicing spread from us at fair market value. To the extent PLS is unable to repay the loan under its loan and security agreement or repurchase the excess servicing spread, an event of default would exist under the loan and security agreement, thereby entitling CSFB to liquidate the excess servicing spread and the related MSRs. In the event our excess servicing spread is liquidated as a result of certain actions or inactions of PLS, we generally would be entitled to seek indemnity under the applicable spread acquisition agreement; however, this would be an unsecured claim and, as a result, our loss of the excess servicing spread to an Agency or CSFB under any of these scenarios could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We cannot independently protect our MSR or excess servicing spread assets from borrower refinancing and are dependent upon PLS to do so for our benefit.

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer to us a portion of the MSRs relating to mortgage loans it refinances, we are not independently capable of protecting our MSR asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely on PLS to refinance mortgage loans in our servicing portfolio that would otherwise be targeted by third party lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently solicit our servicing portfolio. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR asset, decreasing its value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the excess servicing spread relating to mortgage loans it refinances, we are not independently capable of protecting our excess servicing spread asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of excess servicing spread. Accordingly, we must also rely on PLS to refinance these mortgage loans that would otherwise be targeted by third party lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently solicit these mortgage loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated runoff of our excess servicing spread assets, decreasing their value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans is critical to our success, particularly given our strategy of maximizing the value of the distressed mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability, through PLS, to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process. These factors include, without limitation: federal, state or local legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. A substantial portion of our investments are nonperforming mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. While we have obtained assurances from PLS about its own practices relative to foreclosure proceedings and its proper use of affidavits, there can be no assurance that similar practices have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

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

The value of the real estate that underlies mortgage loans is subject to market conditions. Changes in the real estate market may adversely affect the value of the collateral and thereby lower the value to be derived from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect equity in the property declines. Distressed loans may require a substantial amount of workout negotiations and/or restructuring, which may entail, among other things, a substantial reduction in the interest rate, capitalization of interest payments, and a substantial write-down of the principal of the loan. However, even if such restructuring were successfully accomplished, a risk exists that the borrower will not be able or willing to maintain the restructured payments and repay the restructured mortgage through maturity.

Many of our investments are unrated or, where any credit ratings are assigned to our investments, they will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Many of our current investments are not, and many of our future investments will not be, rated by any rating agency. Therefore, PCM’s assessment of the value and pricing of our investments may be difficult and the accuracy of such assessment is inherently uncertain. However, certain of our investments may be rated. If rating agencies assign a lower-than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would materially and adversely affect the value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Our assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Concentration or a lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

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

Our investments in mortgage loans, MSRs and excess servicing spread are, and our investments in securities may be, illiquid. As a result, it may be difficult or impossible to obtain or validate third party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Fair values of our investments are imprecise and may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of PCM, the Company or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

When we purchase nonperforming assets or newly originated loans through our correspondent lending activities, our counterparty typically makes customary representations and warranties to us about such assets or loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under our mortgage loan purchase agreements. Further, a significant portion of our nonperforming assets was purchased from or through one or more subsidiaries of Citigroup Inc., creating a concentration of risk and a potential conflict of interest with one of our key sources of financing. Our inability to obtain indemnity or require repurchase of a significant number of loans could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In connection with our correspondent lending activities, we may rely on information furnished by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant or another third party, we generally bear the risk of loss associated with the misrepresentation. Our controls and processes may not have detected or may not detect all misrepresented information in our loan acquisitions or from our business clients. Any such misrepresented information could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. Our residential mortgage loan sale agreements may require us to repurchase or substitute loans in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to the Agencies and other purchasers of mortgage loans may be broader than those available to us against the originator or correspondent lender, and if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a significant discount to the unpaid principal balance. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Risks Related to Our Organization and Structure

Certain provisions of Maryland law, our staggered board of trustees and certain provisions in our declaration of trust could each inhibit a change in our control.

Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to a Maryland real estate investment trust may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then prevailing market price of such common shares.

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

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, which could limit shareholder recourse in the event of actions not in the best interest of our shareholders.

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

Our declaration of trust authorizes us to indemnify our present and former trustees and officers for actions taken by them in those capacities to the maximum extent permitted by Maryland law. Our bylaws require us to indemnify each present and former trustee or officer, to the maximum extent permitted by Maryland law, in the defense of any proceeding to which he or she is made, or threatened to be made, a party by reason of his or her service to us. In addition, we may be obligated to pay or reimburse the expenses incurred by our present and former trustees and officers without requiring a preliminary determination of their ultimate entitlement to indemnification. As a result, we and our shareholders may have more limited rights against our present and former trustees and officers than might otherwise exist absent the current provisions in our declaration of trust and bylaws or that might exist with other companies, which could limit shareholder recourse in the event of actions not in the best interest of our shareholders.

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

Recent legislation provides for a 20% maximum tax rate for dividends paid by corporations to eligible domestic shareholders that are individuals, trusts or estates. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

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

Certain of our securitizations may likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a “qualified REIT subsidiary.” Prior to September 1, 2012, the requirement that a TMP be wholly-owned by a REIT to be a qualified REIT subsidiary means that we would be precluded from holding equity interests in such a TMP through our Operating Partnership if the TMP were a U.S. entity that would be subject to taxation as a domestic corporation, unless our Operating Partnership itself formed another subsidiary REIT to own the TMP. Effective August 31, 2012, the general partner of the Operating Partnership and the REIT jointly elected to revoke the general partner’s TRS election. As a result, the general partner is no longer an entity that is regarded for income tax purposes and all of the interests in the Operating Partnership are treated as being owned by the REIT. The Operating Partnership continues to be treated as a disregarded entity for income tax purposes and any assets that it owns are treated as if they are directly owned by the REIT.

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

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2013, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 20, 2014, our common shares were held by 62,448 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2013

	Stock price		Cash dividends declared
Period Ended	High	Low
March 31, 2013	$28.95	$23.60	$0.57
June 30, 2013	$26.22	$18.95	$0.57
September 30, 2013	$23.54	$20.36	$0.57
December 31, 2013	$23.95	$21.30	$1.16	(1)

(1)	The increase in dividends declared was driven by the shift in dividend timing, resulting in two dividends declared during the quarter ($0.57 and $0.59).

For the year ended December 31, 2012

	Stock price		Cash dividends declared
Period Ended	High	Low
March 31, 2012	$19.23	$16.69	$0.55
June 30, 2012	$20.67	$17.46	$0.55
September 30, 2012	$23.52	$19.72	$0.55
December 31, 2012	$25.78	$21.69	$0.57

We intend to pay quarterly dividends and to distribute to our shareholders at least 90% of our taxable income in each year (subject to certain adjustments). This is one requirement to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described in Item 1A of this Report in the section entitled Risk Factors. All distributions are made at the discretion of our board of trustees and depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of trustees may deem relevant from time to time.

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

The following table provides information as of December 31, 2013 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	661,372	$—	5,029,174
Equity compensation plans not approved by security holders(2)	—	—	—

Total	661,372	$—	5,029,174

(1)	Represents our 2009 equity incentive plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

	Year ended December 31,				Period from August 4, 2009 (commencement of operations) to December 31,
	2013	2012	2011	2010	2009
		(in thousands, except per share data)
Condensed Consolidated Statements of Operations:
Net investment income:
Net gain on mortgage loans acquired for sale	$98,669	$147,675	$7,633	$18	$—
Net gain on investments	207,758	103,649	82,643	27,428	152
Net interest income	57,640	40,799	19,202	13,748	2,149
Other	41,451	11,403	2,190	2,034	—

	405,518	303,526	111,668	43,228	2,301

Expenses:
Expenses payable to PFSI	151,535	93,950	21,691	7,867	1,981
Other	39,348	22,754	17,482	8,335	2,203

	190,883	116,704	39,173	16,202	4,184

Income (loss) before provision for income taxes	214,635	186,822	72,495	27,026	(1,883)
Provision for income taxes	14,445	48,573	8,056	2,543	—

Net income (loss)	$200,190	$138,249	$64,439	$24,483	$(1,883)

Condensed Consolidated Balance Sheets:
Investments:
Short-term investments	$92,398	$39,017	$30,319	$—	$213,628
United States Treasury security	—	—	50,000	—	—
Mortgage-backed securities at fair value	197,401	—	72,813	119,872	83,771
Mortgage loans acquired for sale at fair value	458,137	975,184	232,016	3,966	—
Mortgage loans at fair value (1)	2,818,445	1,189,971	825,576	364,250	26,046
Excess servicing spread purchased from PFSI	138,723	—	—	—	—
Real estate acquired in settlement of loans (2)	148,080	88,078	103,549	29,685	—
Mortgage servicing rights	290,572	126,776	6,031	—	—

	4,143,756	2,419,026	1,320,304	517,773	323,445
Other assets	167,161	140,637	65,758	71,322	1,001

Total assets	$4,310,917	$2,559,663	$1,386,062	$589,095	$324,446

Borrowings:
Assets sold under agreements to repurchase	$2,039,605	$1,256,102	631,313	248,624	—
Note payable secured by mortgage loans at fair value	—	—	28,617	—	—
Borrowings under forward purchase agreements	226,580	—	152,427	—	—
Asset-backed secured financing at fair value	165,415	—	—	—	—
Exchangeable senior notes	250,000	—	—	—	—

	2,681,600	1,256,102	812,357	248,624	—
Other liabilities	162,203	102,225	27,688	20,558	10,648

Total liabilities	2,843,803	1,358,327	840,045	269,182	10,648

Total shareholders’ equity	1,467,114	1,201,336	546,017	319,913	313,798

Total liabilities and shareholders’ equity	$4,310,917	$2,559,663	$1,386,062	$589,095	$324,446

(1)    Includes mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity.

(2)    Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.

Per Share Data:
Earnings (loss):
Basic	$3.13	$3.14	$2.41	$1.46	$(0.11)
Diluted	$2.96	$3.14	$2.41	$1.44	$(0.11)
Cash dividends:
Declared	$2.87	$2.22	$1.42	$1.19	$—
Paid	$2.28	$2.22	$1.84	$0.77	$—
Year-end:
Share price	$23.42	$25.29	$16.62	$18.15	$17.18
Book value	$20.82	$20.39	$19.22	$19.01	$18.75

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the years ended December 31, 2013, 2012 and 2011, we acquired distressed mortgage loans with fair values totaling $1.3 billion, $542.8 million and $647.6 million, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $392.0 million, $320.6 million and $220.3 million, respectively.

Changes in the mortgage market have significantly reduced the outlets for sales of newly originated mortgage loans by mortgage lenders who have traditionally sold their loans to larger mortgage companies and banks who, in turn, sold those loans to Agencies and other investors or into securitizations. We believe that these changes are due in part to banks’ responses to changes in regulatory requirements and to loan and securitization-related capital requirements, along with a change in focus toward retail lending; and that the changes provide us with the opportunity to act as a link between loan originators and the Agency and securitization markets.

During the years ended December 31, 2013, 2012 and 2011, we purchased loans with fair values totaling $32.0 billion, $22.4 billion and $1.3 billion, respectively, in furtherance of our correspondent lending business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”), through the FHA or insured or guaranteed by the VA, we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $4.6 million relating to $16.1 billion of loans at fair value we sold to PLS for the year ended December 31, 2013, compared to $2.5 million relating to $8.9 billion of loans at fair value that we sold to PLS for the year ended December 31, 2012 and $166,000 relating to $577.9 million of loans at fair value that we sold to PLS for the year ended December 31, 2011.

We supplement these activities through participation in other mortgage-related activities, including:

•	Acquisition of MSRs or excess servicing spread from MSRs. We believe that MSR and excess servicing spread investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to improve the assets’ value. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation.

Pursuant to the terms of the MSR recapture agreement entered into with PLS effective February 1, 2013, if PLS refinances loans for which we previously created and held the MSRs through our correspondent lending activities, PLS is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Our investment in excess servicing spread is also subject to a recapture agreement with PLS.

•	To the extent that we transfer correspondent lending loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities.

We conduct substantially all of our operations, and make substantially all of our investments, through our Operating Partnership and its subsidiaries. We are the sole limited partner and one of our subsidiaries is the sole general partner of our Operating Partnership.

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent lending business, is conducted in our TRS, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues its pattern of modest growth as reflected in recent economic data. During 2013, real U.S. gross domestic product expanded at an annual rate of 1.9% compared to a revised 2.8% annual rate for 2012. Modest economic growth continued to affect unemployment rates during 2013. The national unemployment rate was 6.7% at December 31, 2013 and compares to a revised seasonally adjusted rate of 7.9% at December 31, 2012 and 8.5% at December 31, 2011. Delinquency rates on residential real estate loans remain elevated compared to historical rates. As reported by the Federal Reserve Bank, during the fourth quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 8.21%, a reduction from 10.0% during the fourth quarter of 2012.

Residential real estate activity appears to be stabilizing. The seasonally adjusted annual rate of existing home sales for December 2013 was 11.5% higher than for December 2012 and the national median existing home price for all housing types was $198,000, a 9.9% increase from December 2012. On a national level, foreclosure filings during 2013 decreased by 16% as compared to 2012. Foreclosure activity across the country declined throughout 2013; however, it is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 4.49% during 2013 while during 2012, thirty-year fixed mortgage interest rates ranged from a low of 3.35% to a high of 3.95% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Towards the end of the second quarter of 2013, an increase in these treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have declined led by a reduction in refinance activity.

Mortgage lenders originated an estimated $1.9 trillion of home loans during 2013, down 11 percent from 2012. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.2 trillion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In 2013, prime jumbo MBS issuance surpassed 2012, with securitizations totaling $12.9 billion in unpaid principal balance. We believe there is significant long-term market opportunity in non-agency jumbo mortgage loans, however current investor demand for non-agency MBS is limited as evidenced by weaker pricing for securitizations issued in the second half of 2013. We believe that the Federal Housing Finance Agency (“FHFA”) will execute upon its stated goal to reduce the role of Fannie Mae and Freddie Mac in mortgage finance over time, and part of that goal will be to reduce agency conforming limits to pre-crisis levels beginning sometime in 2014. This would open a significant portion of the jumbo market to non-agency securitization and move the market one step closer to normalization. During the year ended December 31, 2013, we produced approximately $203.6 million in UPB of jumbo loans and acquired $391.5 million in UPB of jumbo loans, $378.2 million at fair value, on a bulk basis, compared to $11 million in UPB of jumbo loans produced during the year ended December 31, 2012.

Our Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During 2013, our Manager reviewed 118 mortgage loan pools with UPB totaling approximately $34.7 billion. This compares to our Manager’s review of 96 mortgage loan pools with UPB totaling approximately $19.7 billion and one pool of REO totaling approximately $30.1 million during 2012 and 88 mortgage loan pools with UPBs totaling approximately $13.6 billion during the year ended December 31, 2011. We acquired distressed loans with fair value totaling $1.3 billion, $542.8 million and $647.6 million during the years ended December 31, 2013, 2012 and 2011, respectively.

In recent periods, we have seen increased competition from new and existing market participants in our correspondent lending business, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans acquired for sale. During the first several months of 2013, gains on mortgage loans acquired for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages in 2014.

Reporting Metrics and Prospective Trends

We expect our results of operations to be affected by various factors, many of which are beyond our control. Our primary sources of income are from:

•	Gains on mortgage loans acquired for sale, including commitments to purchase or originate mortgage loans and the related hedging instruments

•	Net gains on investments

•	Net interest income

•	Loan origination fees

•	Net servicing income

Gain on Mortgage Loans Acquired for Sale

When we sell our mortgage loans, we record a gain or loss which is determined by the nature and terms of the transaction. The gain or loss that we realize on the sale of loans acquired through our correspondent lending activities is primarily determined by the price paid for purchased loans, the effect of any hedging and other risk management activities that we undertake, the sales price of the loan and the value of any MSRs received in the transaction. Gain on mortgage loans acquired for sale is significantly influenced by the level and direction of mortgage interest rates. Certain of these factors are beyond our control.

Our gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs. We also provide an estimate of the losses we expect to incur relating to representations and warranties that we make to the purchasers of the loans or securities.

We recognize the fair value of loan commitments we make to correspondent lenders to purchase loans upon their issuance, which is generally before we purchase the mortgage loans subject to the commitment. We refer to these commitments as IRLCs. We presently issue IRLCs with commitment periods ranging to sixty days. The value that we assign to an IRLC is estimated based on our estimate of the gain on sale of a mortgage loan funded under the commitment, adjusted for the probability that the loan will be purchased within the terms of the IRLC. The IRLC is subject to changes in fair value as the loan approaches funding, as market interest rates for similar loans change and as our assessment of the probability of the funding of mortgage loans at similar points in the origination process changes. The value of an IRLC can be either positive or negative, depending on the relationship of the mortgage loan’s interest rates to current market interest rates for similar mortgage loans.

The primary factor influencing the probability that the loan will fund within the terms of the IRLC is the change, if any, in mortgage interest rates subsequent to the commitment date. In general, the probability of funding increases if current rates rise and decreases if current rates fall. This is due primarily to the relative attractiveness of current mortgage interest rates compared to the committed interest rate. The probability that a loan will fund within the terms of the IRLC is also influenced by the source of the application, age of the application, purpose of the loan (purchase or refinance) and the application approval rate. We have developed closing ratio estimates using empirical data that take into account all of these variables, as well as renegotiations of rate and point commitments that tend to occur when mortgage interest rates fall. These closing ratio estimates are used to calculate the aggregate balance of loans that we expect to fund within the terms of the IRLCs.

We manage the risk created by IRLCs relating to mortgage loans and by our inventory of mortgage loans acquired for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are accounted for as derivative financial instruments.

We account for our derivative financial instruments as free-standing derivatives. We do not designate our derivative financial instruments for hedge accounting. We recognize all of our derivative financial instruments on the balance sheet at fair value with changes in the fair value being reported in current period income as a component of net gain on mortgage loans acquired for sale.

We also provide for our estimate of the fair value of future losses that we may be required to incur as a result of our breach of representations and warranties provided to the purchasers of the loans or securities we have sold. The representations and warranties require adherence to investor or insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer from its related losses. In such cases, we bear any subsequent credit loss on the mortgage loans. Our losses from representations and warranties may be reduced by any recourse that we have to correspondent lenders that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we generally have the right to seek a repurchase or indemnity from that correspondent seller.

We record a provision for losses relating to representations and warranties as part of our loan sale transactions. The method we use to estimate our liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.

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

We evaluate the adequacy of our liability for losses from representations and warranties based on our loss experience and our assessment of future losses to be incurred relating to loans that we have previously sold and which remain outstanding at the balance sheet date. As our portfolio of loans sold subject to representations and warranties grows and as economic fundamentals change, such adjustments can be material. However, we believe that our current estimates adequately approximate the future losses to be incurred on our servicing portfolio of mortgage loans acquired for sale and sold subject to such representations and warranties.

Net Gains on Investments

Many of our assets, including our mortgage loans and securities, are carried at fair value. Accordingly, changes in the fair value affect the results of our operations for the period in which such change in value occurs, and these changes may be material.

We use quoted market prices for identical assets traded in active markets when such quotes are readily available. However, such quoted market prices are not readily available for most of the investments we hold. Accordingly, most of the investments we hold are measured using estimates of value that are either based on quotes for similar assets or based on management’s estimate of value. A substantial portion of the assets we hold require the use of significant unobservable inputs in the estimation of the assets’ values. Unobservable inputs reflect our own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available to us under the circumstances.

While we believe that our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in different estimates of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such investments existed, or had such investments been liquidated, and those differences could be material to the financial statements.

Changes, and the expectation of future changes, in home prices are major determinants of the value of distressed residential mortgage loans. These factors are beyond our control.

When we sell our distressed mortgage loans, REO or securities, we record a gain or loss which is determined by the nature and terms of the disposition transaction. When a mortgage loan is satisfied through a full or partial payoff, the amount of gain or loss recorded represents the difference between the amount received and the fair value of the loan at the beginning of the month in which the payoff is received. Gain or loss on the sale of REOs is determined by the difference between the net proceeds and the carrying value of the property at the date the property is sold.

We are generally not in a position to dispose of our mortgage loans following modification until adequate time has passed to establish a satisfactory payment history. As a result, our ability to realize any gain on sale of our modified loans is correspondingly deferred and our initial periods of operations have not included material levels of disposition transactions with regard to modified loans. As a result of our fair value accounting, in the event of a significant loan modification, we record a realized gain (or loss) to the extent that the fair value of the modified loan exceeded (or was less than) the fair value of the loan before modification. In the case of a modification in which interest is capitalized, interest income is recorded and is generally offset by a reduction in the value of the loan.

Net Interest Income

Net interest income represents the difference between the interest earned on our residential mortgage loans and mortgage-related assets and the sum of the financing cost of such assets and other interest expense we incur. We anticipate that the primary contributing elements of our net interest income will be the size of our mortgage loan and securities portfolio, the timing of purchases and prices paid for such assets, the level and changes of interest rates, prepayment speeds and the payment performance of borrowers and the short-term financing costs associated with these assets.

Loan Origination Fees

Loan origination fees represent fees we charge to correspondent lenders as part of our loan acquisition activities. We deduct the loan origination fees from the proceeds we pay the correspondent lenders on the date of purchase of the respective loans.

Net Servicing Fees

Net servicing fees includes the fees that we earn for servicing mortgage loans offset by the amortization, impairment and changes in fair value that we recognize from holding MSRs. A significant component of our net servicing fees is driven by the changes in the fair value of the MSRs that we hold. As discussed in Net Gains on Investments above, measuring the fair value of MSRs requires the use of unobservable inputs. Changes in the fair value of MSRs are significantly influenced by prepayment expectations and actual prepayments relating to the underlying loans that are, in turn, primarily influenced by actual and expected mortgage interest rates.

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

As economic fundamentals influencing the loans change, our estimate of the fair value of the related MSR we retain will also change. As a result, we will record changes in fair value as a component of net servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value (carrying value is the amortized cost reduced by any related valuation allowance) at the measurement date.

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

We also evaluate MSRs accounted for using the amortization method with reference to the assets’ fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current period earnings and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

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

From time to time, we manage the interest rate risk created by holding MSRs in part through the purchase and sale of MBS options and futures and through IRLCs, a portion of which may be allocated to risk management of MSRs. Such agreements are accounted for as derivative instruments.

Expenses

Under our management agreement with PCM, we incur base management and performance incentive fees that are determined based upon our equity and profitability, among other factors. Under our loan servicing agreement with PLS, we incur loan servicing, origination and other fees that are determined by the size of our mortgage loan portfolio, the delinquency status and characteristics of our loans, and the volumes of mortgage loan and property resolution events, among other factors. In connection with our correspondent lending business, we procure certain mortgage banking services from PLS, including fulfillment and disposition-related services, for a fulfillment fee based on a percentage of the unpaid principal balance of the purchased mortgage loans to be sold to non-affiliates.

We also incur ongoing operating and administrative expenses necessary to conduct our business. In connection with investigating portfolios for investment, we are obligated to reimburse PCM for its upfront expenses related to due diligence, credit and collateral evaluation and the costs to board the loans onto PCM’s and PLS’s systems. In some cases, these costs may not be recoverable from the selling party if PCM’s bidding efforts are not successful.

Other Factors Influencing Our Results

Prepayment Speeds. Prepayment speeds, as reflected by the conditional prepayment rate, vary according to interest rates, the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. In general, when interest rates rise, it is relatively less attractive for borrowers to refinance their mortgage loans and, as a result, prepayment speeds tend to decrease. This can extend the period over which we earn loan servicing fees and interest income. When interest rates fall, prepayment speeds tend to increase, thereby decreasing the period over which we earn loan servicing fees and interest income.

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

Changing Home Prices. The state of the real estate market/home prices will determine proceeds from sale of REO and the value of nonperforming loans. While we make extensive efforts at anticipating real estate price trends and estimate those trends’ effects on the valuations of our portfolios of mortgage loans and REO, future real estate values are subject to influences beyond our control. Generally, rising home prices are expected to positively affect our results of REO. Conversely, declining real estate prices are expected to negatively affect our results of REO. Likewise, expectations of rising home prices generally positively influence our estimates of the fair value of our distressed mortgage loans and declining home prices generally negatively influence our estimates of the fair value of our distressed mortgage loans. We cannot predict future home prices with any certainty.

Risk Management Effectiveness—Credit Risk. We are subject to the risk of potential credit losses on all of the residential mortgage loans we hold in our portfolio, particularly those that are nonperforming. Additionally, we may purchase all classes of certain RMBS securities for the purpose of maintaining our exclusion from the Investment Company Act, and thereby will have the credit exposure on all of the loans underlying these RMBS. Before the purchase of these securities, we conduct due diligence that we believe allows us to identify loans that do not meet our credit standards based on loan-to-value ratios, borrowers’ credit scores, income and asset documentation and other criteria that we believe to be important indications of credit risk. In the event that we identify such loans, we either price the securities to our expectation of value or decline to purchase the RMBS.

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

Critical Accounting Policies

We have identified what we believe are our most critical accounting policies to be the following:

Valuation of Financial Instruments

We have elected to record our financial assets and certain of our borrowings at fair value and group them in three levels, based on the markets in which the assets are traded and the observability of the assumptions used to determine fair value. These levels are:

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

The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while we believe our valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the values that would have been used had a readily available market for such instruments existed, or had such instruments been liquidated, and those differences could be material to the financial statements.

We incorporate lack of liquidity into our fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed loans or non-Agency, non-conforming mortgage loans, we use a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at an appropriate market discount rate that is intended to reflect the lack of liquidity in the market.

Mortgage-Backed Securities

MBS fair values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

•	Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS is estimated based on quoted market prices for similar securities.

•	Non-Agency MBS are categorized as “Level 3” financial statement items. We categorize our investments in non-Agency MBS as “Level 3” fair value financial statement items due to their illiquidity and the present lack of an active market for such securities. Fair value of non-Agency MBS is estimated using nonaffiliate broker indications of value. For indications of value received, our Manager’s Financial Analysis and Valuation group (the “FAV group”) reviews the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by the Manager. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to our Manager’s valuation committee as part of its review and approval of monthly valuation results. Our Manager has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

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

We recognize interest income on MBS over the life of the security using the interest method. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized as a component of interest income. We estimate, at the time of purchase, the future expected cash flows and determine the effective interest rate based on these estimated cash flows and our purchase price. We update our estimates of future cash flows monthly. In estimating these cash flows, there are a number of assumptions that are subject to uncertainties. These include the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. These estimates are difficult to predict and are subject to future events that will likely affect the realization of our estimates and interest income. Changes in fair value arising from other factors are recognized as a component of Net gain on investments.

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

Excess Servicing Spread

The Company co-invests in Agency MSRs acquired by PFSI from third-party sellers through the acquisition of the servicing spread in excess of the level specified in the acquisition agreement. Excess servicing spread is carried at its estimated fair value.

Because the excess servicing spread is a claim to a portion of the cash flows from MSRs, the valuation of the excess servicing spread is similar to that of MSRs. We use the same discounted cash flow approach to measuring the excess servicing spread as we use to value MSRs except that certain inputs relating to the cost to service the loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the excess servicing spread. We classify excess servicing spread as a “Level 3” financial statement item. The difference between the fair value of excess servicing spread and its amortized cost basis is recorded in Net gain on investments.

Interest Income Recognition

Interest income for excess servicing spread is accrued using the interest method, based upon the expected cash flows from the underlying MSRs. Changes in expected cash flows are recognized using a retrospective adjustment, which is recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value financial statement item. Fair value of REO is determined by using a current estimate of value from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. Changes in fair value and gains and losses on sale of REO is recognized in the consolidated statement of income under the caption Results of real estate acquired in settlement of loans.

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

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. We receive a servicing fee generally of 0.25% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. We generally receive other remuneration including rights to various mortgagor-contracted fees such as late charges, collateral reconveyance charges and loan prepayment penalties and we are generally entitled to retain the interest earned on funds held pending remittance for mortgagor principal, interest, tax and insurance payments. We also generally have the right to solicit the mortgagors for new mortgages for those considering refinancing or purchasing a new home.

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

We periodically assess MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, we recognize the impairment in current-period earnings and adjust the carrying value of the MSRs through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current-period earnings and we adjust the carrying value of the MSRs through a reduction in the valuation allowance. Carrying value is not increased above amortized cost.

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

Amortization and impairment of MSRs are included in current period income as a component of Net servicing fees.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net servicing fees.

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

Consolidation

Our consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has whole ownership of all of its subsidiaries, and therefore has no significant equity method or cost-basis investments. All significant intercompany accounts and transactions are eliminated upon consolidation. We also consolidate assets and liabilities included in certain securitization and forward purchase transactions as discussed below.

Securitizations

We enter into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, we transfer mortgage loans on our balance sheet to an SPE, which then issues to investors various forms of interests in those assets. In a securitization transaction, we typically receive cash and/or interests in an SPE in exchange for the assets we transfer.

SPEs are generally considered variable interest entities (“VIEs”). A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns.

We consolidate the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE. To determine whether a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

We evaluate the securitization trust into which mortgage loans are sold to determine whether the entity is a VIE and whether we are the primary beneficiary and therefore whether we are required to consolidate the securitization trust. For the VIE consolidated by us, PMT determined that it had the power, through its affiliate, PLS, in its role as servicer of the mortgage loans, directing the activities of the trust that most significantly impact the trust’s economic performance. Our retained subordinated and residual interest trust certificates expose the Company to potentially significant losses and returns.

The asset-backed securities issued by the consolidated VIE are backed by the expected cash flows from the underlying mortgage loans. Cash inflows from these mortgage loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the Notes or certificates. After these senior obligations are settled, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that we own in the trust.

We retain interests in the securitization transaction, including senior and subordinated notes or certificates and residual interests issued by the VIE. We retain credit risk in the securitization because our retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. We expect that any credit losses in the pools of securitized assets will likely be limited to our subordinated and residual retained interests. We have no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

For financial reporting purposes, the underlying loans and securities owned by the consolidated VIE are shown under Mortgage loans at fair value held by variable interest entity on our consolidated balance sheets. The securities issued to third parties by the consolidated VIE are classified as secured borrowings and shown as Asset-backed secured financing on our consolidated balance sheets. The Company includes the interest income earned on the loans owned at the VIE and interest expense attributable to the asset-backed securities issued by the VIE in its consolidated income statements.

Forward Purchase Agreements

We enter into transactions where we agree to purchase identified pools of mortgage loans at a later date while assuming all of the responsibilities for servicing the loans and the risks and rewards relating to holding such mortgage loans as of a cutoff date that is before the loans are purchased. Such transactions are referred to as forward purchase agreements. Under forward purchase agreements, the assets are held by the seller of the assets within a separate trust entity deemed a VIE.

Our interests in the assets subject to the forward purchase agreement are deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consists of the assets subject to the forward purchase agreement and the Company’s obligation to purchase the loans. The Company directs all of the activities that drive the economic results of the assets subject to the forward purchase agreement. All of the changes in the fair value and cash flows of the assets subject to the forward purchase agreement are attributable solely to us, and such cash flows can only be used to settle the obligation to purchase the assets until the obligation has been settled.

The assets subject to forward purchase agreements are included on our consolidated balance sheets as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements.

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

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands except per share amounts)

Net investment income	$405,518	$303,526	$111,668

Pre-tax income by segment:
Correspondent lending	$43,890	$100,499	$9,019
Investment activities	174,029	86,323	63,476
Other(1)	(3,284)	—	—

	$214,635	$186,822	$72,495

Net income	$200,190	$138,249	$64,439
Earnings per share:
Basic	$3.13	$3.14	$2.41
Diluted	$2.96	$3.14	$2.41
Dividends per share:
Declared	$2.87	$2.22	$1.42
Paid	$2.28	$2.22	$1.84
Correspondent lending:
Purchases of mortgage loans acquired for sale
At fair value	$32,009,621	$22,443,136	$1,318,763
Unpaid principal balance	$30,953,339	$21,480,593	$1,273,314
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$15,818,582	$12,834,001	$512,447
Sales of government-insured and guaranteed loans to PLS	16,113,806	8,864,264	577,852

	31,932,388	21,698,265	1,090,299

MSRs	183,032	134,682	6,073

	$32,115,420	$21,832,947	$1,096,372

Investment activities:
Distressed mortgage loans and REO:
Purchases	$1,309,887	$543,063	$650,084
Cash proceeds from liquidation activities	$392,105	$320,580	$220,302
Acquisition of mortgage loans at fair value held by variable interest entity	$523,652	$—	$—
MBS:
Purchases	$199,558	$112,211	$21,420
Cash proceeds from repayment and sales	$2,566	$189,167	$67,660
Purchase of excess servicing spread from PFSI:	$138,723	$—	$—

Share prices during the year:
High	$28.73	$25.52	$19.04
Low	$19.17	$16.75	$15.14
At year-end	$23.42	$25.29	$16.62
At year-end:
Total assets	$4,310,917	$2,559,663	$1,386,062
Book value per share	$20.82	$20.39	$19.22

(1)	Represents corporate absorption of fulfillment fees for transition adjustment relating to the amended and restated mortgage banking and warehouse services agreement effective February 1, 2013.

                During the year ended December 31, 2013 we recorded net income of $200.2 million or $2.96 per diluted share. Our net income for the year ended December 31, 2013 reflects net gains on our investments in financial instruments totaling $306.4 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $181.0 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity. These gains were supplemented by $57.6 million of net interest income. During the year ended December 31, 2013, we purchased $32.0 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $98.7 million. At December 31, 2013, we held mortgage loans acquired for sale with fair values totaling $458.1 million, including $112.4 million that were pending sale to PLS.

During 2012, we recorded net income of $138.2 million, or $3.14 per diluted share. Our net income for 2012 reflects net gains on our investments in financial instruments totaling $251.3 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $84.7 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $40.8 million of net interest income. During 2012, we purchased $22.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $147.7 million. At December 31, 2012, we held mortgage loans acquired for sale with fair values totaling $975.2 million, including $153.3 million of loans pending sale to PLS.

During 2011, we recorded net income of $64.4 million, or $2.41 per diluted share. Our net income for 2011 reflects net gains on our investments in financial instruments totaling $90.3 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $62.1 million of valuation gains on MBS and mortgage loans excluding mortgage loans acquired for sale, supplemented by $19.2 million of net interest income. During 2011, we purchased $1.3 billion in fair value of newly originated mortgage loans, $1.0 billion of which were purchased during the fourth quarter. We recognized gains on such loans totaling approximately $7.6 million.

Our net income increased during the year ended December 31, 2013 due to growth in our investment activities segment. In our investment activities, our average investment portfolio was approximately $1.8 billion during the year ended December 31, 2013, an increase of $820.0 million, or 83%, over the year ended December 31, 2012. During the year ended December 31, 2013, we recognized interest income and net gain on investments totaling approximately $330.6 million, an increase of $154.5 million, or 88%. During the year ended December 31, 2012, we recognized interest income and net gain on investments totaling approximately $176.1 million, an increase of $57.3 million, or 48%, as compared to the year ended December 31, 2011.

During the year ended December 31, 2013, we received proceeds of $16.1 billion from the sale of loans to nonaffiliates and issued $14.2 billion of IRLCs relating to non-government issued or guaranteed loans, a decrease of $236.0 million, or 1.6%, from the year ended December 31, 2012. During 2013, rising interest rates negatively affected our net gain on mortgage loans acquired for sale margins. As a result, although we sold more loans during 2013 as compared to 2012, our net gain on loans acquired for sale decreased by $49.0 million, or 33%.

Net Investment Income

During 2013, we recorded net investment income of $405.5 million, comprised primarily of net gain on investments of $207.8 million, supplemented by net gain on mortgage loans acquired for sale of $98.7 million, $57.6 million of net interest income, $32.8 million of net loan servicing fees, and $17.8 million of loan origination fees, partially offset by $13.5 million of losses from results of REO. This compares to net investment income of $303.5 million in 2012, comprised primarily of net gains on mortgage loans acquired for sale of $147.7 million, supplemented by net gains on investments of $103.6 million, $40.8 million of net interest income, $10.5 million of loan origination fees and $1.4 million from results of REO. During 2011, we recorded net investment income of $111.7 million, comprised primarily of $82.6 million of net gains on investments, supplemented by $19.2 million of net interest income, $1.1 million of loan origination fees and $1.1 million of gains from results of REO.

Net investment income includes noncash fair value adjustments. Because we have elected to record our mortgage loan investments (which include mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity) at fair value, a substantial portion of the income we record with respect to such loans results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, and the related hedging derivatives we use to hedge our mortgage loans acquired for sale at fair value and IRLCs. The fair value adjustments related to our mortgage loan investments are included in “Net gain (loss) on investments—Mortgage loans.”

The fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, and the related hedging derivatives are included in “Net gain on mortgage loans acquired for sale.” The amounts of non-cash fair value adjustments are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)

Net gain (loss) on investments - mortgage loans

Mortgage loans	$170,898	$76,473	$57,087
Mortgage loans under forward purchase agreements	10,093	7,223	8,391

	180,991	83,696	65,478

Net gain on mortgage loans acquired for sale

Mortgage loans acquired for sale	(9,265)	43,691	6,192
IRLCs	(18,230)	13,707	5,772
Hedging derivatives	9,552	2,953	(3,834)

	(17,943)	60,351	8,130

	$163,048	$144,047	$73,608

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

Cash flows and gains from liquidation of distressed mortgage loan investments and REO are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds	$392,105	$320,580	$211,800
Accumulated gains(1)	$42,508	$19,003	$10,177
Gain on liquidation(2)	$38,913	$38,100	$30,582

Average investment in mortgage loans and REO	$1,732,232	$949,523	$690,039

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The growth in net investment income during 2013, as compared to 2012, primarily reflects the growth in our portfolio of mortgage loan investments and debt securities, offset by reductions in net gain on mortgage loans acquired for sale owing to margin compression during the year.

Our gains on mortgage loans acquired for sale are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$(197,580)	$13,918		$(1,571)
Hedging activities	136,829	(57,040)		(4,794)

	(60,751)	(43,122)		(6,365)
Non cash gain:
Receipt of MSRs in loan sale transactions	183,032	134,682		6,073
Provision for losses relating to representations and warranties provided in mortgage loan sales	(5,669)	(4,236)		(205)
Change in fair value relating to IRLCs, mortgage loans and hedging derivatives held at year end:
IRLCs	(18,230)	13,707		5,772
Mortgage loans	(9,265)	43,691		6,192
Hedging derivatives	9,552	2,953		(3,834)

	(17,943)	60,351		8,130

	$98,669	$147,675		$7,633

Increase (decrease) in gain on mortgage loans acquired for sale due to:
Change in IRLCs fair value	$(31,937)	$7,935	$	*
Volume of loans sold	28,133	119,182		*
Gain margin	(47,308)	10,549		*
Change in sourcing fees received from PLS	2,106	2,376		*

	$(49,006)	$140,042	$	*

Interest rate lock commitments issued during the year:
Conventional mortgage loans	$13,998,344	$14,472,400		$813,580
Jumbo loans	238,096	—		—
Government-insured or guaranteed mortgage loans	14,731,463	9,413,801		779,660

	$28,967,903	$23,886,201		$1,593,240

Purchase price of mortgage loans acquired for sale sold during the year:
Conventional mortgage loans	$15,882,068	$12,846,452		$517,980
Government-insured or guaranteed mortgage loans	16,109,164	8,861,755		577,697

	$31,991,232	$21,708,207		$1,095,677

Fair value of mortgage loans acquired for sale held at year end:
Conventional mortgage loans	$345,777	$821,858		$185,750
Government-insured or guaranteed mortgage loans	112,360	153,326		46,266

	$458,137	$975,184		$232,016

*	The changes in gain on sale during 2011 as compared 2010 is not meaningful as our loan sales activity was just beginning at the end of 2010.

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

                The change in our cash gain on mortgage loans acquired for sale during the year ended December 31, 2013 reflects the cash losses based on prevailing market conditions during the respective periods, which was offset by settlements of hedging transactions entered into to hedge our IRLCs and mortgage loan inventory. During 2012, mortgage interest rates were generally decreasing, resulting in larger cash gains. During 2013, mortgage interest rates were generally increasing, resulting in reduced cash gains. In addition, during 2013, pricing margins were compressed as compared to 2012, due to increasing competition in the market for mortgage loans.

We recognize a substantial portion of our net gain on mortgage loans held for sale at fair value before we purchase the loan. In the course of our correspondent lending activities, we make contractual commitments to correspondent lenders to purchase loans at specified terms. We call these commitments IRLCs. We recognize the value of IRLCs at the time we make the commitment to the correspondent lender.

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

The significant unobservable inputs we use in the fair value measurement of our IRLCs are the pull-through rate and the MSR component of our estimate of the value of the mortgage loans we have committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have a decrease in fair value attributable to the loan’s interest rate in comparison to the current market interest rates.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
Key inputs	December 31, 2013	December 31, 2012
Pull-through rate	64.8% - 98.0%	44.2% - 98.0%
	(86.4%)	(80.6%)
MSR value expressed as:
Servicing fee multiple	1.4 - 5.1	1.8 - 4.8
	(4.1)	(4.5)
Percentage of unpaid principal balance	0.4% - 1.3%	0.4% - 1.2%
	(1.0%)	(1.1%)

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans. As discussed in Net loan servicing fees below, the amount of the MSR we realize in cash depends on how our initial estimates of the future cash flows attributable to the MSRs are realized. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2013		2012		2011
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loans in thousands)
MSR recognized	$159,961	$23,071	$133,159	$1,508	$5,299	$774
Unpaid principal balance of underlying loans	$13,343,793	$2,148,185	$12,254,751	$161,153	$415,839	$82,174
Average servicing fee rate (in basis points)	26	26	26	26	26	26
Pricing spread(1)	5.4% - 17.5%	7.4% - 14.4%	7.5% - 22.8%	7.5% - 16.5%	7.5% - 18.0%	7.5% - 15.3%
	(6.7%)	(8.2%)	(7.5%)	(7.9%)	(7.7%)	(9.5%)
Life (in years)	1.3 - 7.3	2.7 - 7.3	1.9 - 7.0	2.4 - 7.0	3.0 - 8.1	2.0 - 8.2
	(6.4)	(6.9)	(6.4)	(6.1)	(6.9)	(6.0)
Annual total prepayment speed(2)	7.6% - 51.8%	7.9% - 27.0%	6.7% - 45.0%	7.9% - 51.5%	5.8% - 24.4%	6.8% - 27.8%
	(9.1%)	(10.0%)	(9.1%)	(12.7%)	(7.7%)	(13.7%)
Annual per-loan cost of servicing	$68 - $140	$68 - $68	$68 - $140	$68 - $140	$53 - $140	$53 - $140
	($68)	($68)	($68)	($74)	($69)	($85)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”).

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

Following is a summary of our liability for representations and warranties in the consolidated balance sheets:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of year	$4,441	$205	$—
Provisions for losses	5,669	4,236	205
Incurred losses	—	—	—

Balance, end of year	$10,110	$4,441	$205

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
During the year:
Unpaid principal balance of mortgage loans repurchased	$4,209	$290	$—
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$2,673	$225	$—

At year end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$15,085	$1,727	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$25,652,972	$12,168,454	$—

During the year ended December 31, 2013, we repurchased mortgage loans with unpaid balances totaling $4.2 million and incurred no losses relating to such repurchases primarily as a result of our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender. However, as the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase. As economic fundamentals change, and as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change, the level of repurchase activity and ensuing losses will change, which may be material to our financial condition and results of operations.

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

Our hedging activities relating to correspondent lending primarily involve forward sales and purchases of our IRLCs and mortgage loans acquired for sale as well as purchases and sales of MBS options.

Following is a summary of the notional activity in our hedging derivatives for our investment activities related to our IRLCs and inventory of mortgage loans acquired for sale for the periods presented:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2013
Forward purchase contracts	2,206,539	56,191,824	(55,617,297)	2,781,066
Forward sales contracts	4,266,983	72,719,643	(73,398,599)	3,588,027
MBS put options	495,000	3,335,000	(3,775,000)	55,000
MBS call options	—	2,310,000	(2,200,000)	110,000

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2012
Forward purchase contracts	398,400	23,800,622	(21,992,483)	2,206,539
Forward sales contracts	756,691	38,995,923	(35,485,631)	4,266,983
MBS put options	28,000	2,585,000	(2,118,000)	495,000
MBS call options	5,000	90,000	(95,000)	—

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2011
Forward purchase contracts	—	2,191,713	(1,793,313)	398,400
Forward sales contracts	—	1,139,247	(382,556)	756,691
MBS put options	—	66,000	(38,000)	28,000
MBS call options	—	13,000	(8,000)	5,000

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The fees are charged to the correspondent lenders based on a fee schedule, whereby we charge standardized rates. The increase in fees during 2013 compared to 2012 is due to both a change in production volume and fees charged to correspondent lenders. The increase in loan origination fees from 2011 to 2012 was primarily due to growth in correspondent lending volume.

Investment Activities

Net Gain on Investments

During 2013, we recognized net gains on MBS, Agency debt security, mortgage loans and excess servicing spread totaling $207.8 million. This compares to recognized net gains on investments totaling $103.6 million and $82.6 million during the years ended December 31, 2012 and 2011, respectively. The increase for the year ended December 31, 2013 as compared to the prior periods is primarily due to valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements, reflecting the increase in our average balance of mortgage loans along with continuing improvements in the performance of the residential real estate market. The average portfolio balance of mortgage investments increased $778.7 million, or 91%, during the year ended December 31, 2013 as compared to the prior periods.

During 2012, we recognized net gains on financial instruments totaling $251.3 million compared to $90.3 million in 2011. The increase in 2012 is primarily related to our correspondent lending operations. We recognized higher fair value returns on our mortgage loans acquired for sale at fair value as compared to mortgage loans at fair value, and our average investment in mortgage loans acquired for sale increased from 7% of the average balance of mortgage loans in 2011 to 35% of the average balance of mortgage loans in 2012. Our average portfolio balance of mortgage loans increased $623.3 million, or 91%, during 2012 as compared to 2011.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Valuation changes:
Performing loans	$37,566	$2,592	$9,542
Nonperforming loans	143,425	81,225	55,730

	180,991	83,817	65,272
Payoffs	28,387	19,341	19,950
Sales	—	(121)	233

	$209,378	$103,037	$85,455

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $181.0 million, 83.8 million and $65.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification generally may not result in an immediate increase in the loan’s fair value. As a result, the interest income we recognize is generally offset by a valuation loss. Valuation gains on loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the year ended December 31, 2013, we capitalized interest totaling $43.5 million compared to $19.7 million for the year ended December 31, 2012 and $8.6 million for the year ended December 31, 2011.

The valuation gains for the performing loans for the year ended December 31, 2013 were largely due to increased investor demand for such loans and successful modifications and subsequent borrower performance.

The net gains on mortgage loans arising from valuation changes also reflect changes in home prices during 2013, 2012 and 2011 that were more positive than had been projected and to changes in value of loans as the loans moved through the resolution process and as nonperforming loans were modified and/or brought current. The increase in the valuation gains in 2013 as compared to 2012 and 2012 compared to 2011 reflected the growth in our investment in mortgage loans at fair value from year to year. Our valuation gains for the year ended December 31, 2011 also reflected an increase in the collectability of claims on government-insured loans as well as increasing demand for distressed mortgage loans as reflected in increased transaction prices. As a result of this market observation, the discount rates used to estimate the fair value of certain of our mortgage loans were reduced.

The increase in valuation changes in 2012 as compared to 2011 is due to the growth and seasoning of our portfolio of mortgage loans at fair value (including mortgage loans under forward purchase agreements). Our average investment in mortgage loans at fair value increased by $218.4 million, or 34%, from 2011 to 2012.

Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. During the years ended December 31, 2013, 2012 and 2011, we received proceeds from liquidation of mortgage loans and REO of $392.1 million, $320.6 million and $211.8 million, respectively. For these liquidations, we had recorded accumulated gains on the liquidated assets during the period we held those assets totaling $42.5 million, $19.0 million and $10.2 million for 2013, 2012 and 2011, respectively, and we recorded additional gains of $38.9 million, $38.1 million and $30.6 million for 2013, 2012 and 2011, respectively, when the assets were liquidated.

During the years ended December 31, 2013, 2012 and 2011, we recognized gains on mortgage loan payoffs as summarized below:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Number of loans	1,343	836	674
Unpaid principal balance	$355,766	$259,469	$226,338
Gain recognized at payoff	$28,387	$19,341	$19,950

The increase in gains recognized at payoff during the year ended 2013 was due to growth in our portfolio of mortgage loans over prior periods.

The lower gain recognized at payoff during the year ended December 31, 2012 compared to 2011 was driven by a combination of lower overall payoff activity on a relative basis than during 2011 in combination with a greater estimate of value embedded in those loans likely to payoff, thus reducing the realized gain when the payoff event occurs.

Gains on sales of distressed mortgage loans are summarized below:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Number of loans	—	—	13
Unpaid principal balance	$—	$—	$5,524
Gain (loss) recognized at sale	$—	$(121)	$233

While we did not sell any distressed mortgage loans during 2013, we committed late in the year to sell 949 loans with an unpaid principal balance totaling $233.3 million.

The following tables present a summary of loan modifications completed:

	Year ended December 31,
	2013		2012		2011
Modification type(1)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)
	(dollars in thousands)
Rate reduction	1,064	$226,945	449	$115,175	276	$66,812
Term extension	1,024	220,678	287	74,315	114	30,848
Capitalization of interest and fees	1,563	339,350	706	170,523	365	88,815
Principal forbearance	323	83,613	81	25,117	34	11,089
Principal reduction	825	192,919	293	75,886	193	46,375
Total	1,564	339,609	706	170,523	365	88,815

Defaults of mortgage loans modified in the prior year period		$28,290		$12,525		$1,346
As a percentage of balance of loans before modification		21%		17%		15%

Defaults during the period of mortgage loans modified since acquisitions(3)		$35,882		$13,504		$1,346
As a percentage of balance of loans before modification		18%		17%		15%
Repayments and sales of mortgage loans modified in the prior year period		$34,348		$10,490		$104
As a percentage of balance of loans before modification		21%		13%		1%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories, if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified:

	Year ended December 31,
	2013		2012		2011
Category	Before modification	After modification	Before modification	After modification	Before modification	After modification
	(dollars in thousands)
Loan balance	$217	$215	$242	$227	$243	$220
Remaining term (months)	311	421	304	362	311	354
Interest rate	5.77%	3.97%	6.44%	4.10%	6.77%	3.86%
Forbeared principal	$—	$7	$—	$6	$—	$—

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the value of the distressed mortgage loans which we have typically purchased at discounts to their unpaid principal balance. Before the disruption of the mortgage securitization markets in 2008, an active market in securitizations of reperforming and modified mortgage loans existed. As a result of the disruptions that occurred in 2008, the market for securities backed by such loans has become illiquid. We continue to monitor and explore the market for sales of or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such loans in the future. In the fourth quarter of 2013, we entered into a whole-loan sale commitment to sell 949 reperforming loans with an unpaid principal balance totaling approximately $233.3 million.

Unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on the loan. Our current expectations are that we will receive cash on modified mortgage loans through monthly borrower payments, HAMP incentive payments, payoffs or acquisition of the property securing the loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern. However, the addition of these new modification programs resulted in an increase in the volume of our modification activity during 2013.

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

Certain programs such as the FHA’s Negative Equity Refinance Program allow homeowners whose modified mortgage amount exceeds the value of the property securing the loan to refinance immediately following a modification. Our utilization of this program has increased in 2013, as indicated by the increase in payoffs of modified loans. We continue to explore methods of accelerating recovery of our investment of modified mortgage loans through solicitations of refinancings of such loans into Agency-eligible loans which result in a full or partial repayment of our investment.

During the year ended December 31, 2013, we recognized losses on MBS of $5.7 million, net of hedging activities. The losses we recorded arose due to increases in market yields on MBS during the period after we purchased the securities during 2013. During the third quarter of 2013, we also purchased an Agency debt security. We recorded gains on that security totaling $1.7 million during the year and sold the security in the fourth quarter.

During 2012, we recognized net valuation gains on our portfolios of MBS totaling $0.6 million compared to net valuation losses of $2.8 million in 2011. The valuation gains represent the change in value through the date of sale of the respective securities. We sold all of our MBS during the year ended December 31, 2012. At December 31, 2012, we did not hold any MBS.

During 2011, we recognized net valuation losses on our portfolios of MBS totaling $2.8 million compared to net valuation gains of $233,000 in 2010. The valuation losses reflected, in part, marketplace concerns regarding the potentially growing supply of MBS similar to those we held as a result of sales by the Federal Reserve Bank and other entities, marketplace discounting of distressed MBS resulting from expectations that involuntary prepayments of mortgages underlying the securities would remain slow or slow further due to regulatory actions relating to servicers’ foreclosure activities, and marketplace concern regarding servicers’ behavior with respect to advancing and modification practices. Valuation of certain MBS also decreased due to reduced credit support from subordinate tranches. The weighted average discount rate of the non-Agency subprime MBS, the most sizable component of our MBS portfolio, increased from 4.5% at December 31, 2010 to 8.0% at December 31, 2011, reflective of those market factors.

Net Interest Income

Net interest income is summarized below:

	Year ended December 31, 2013
	Interest income/expense
	Coupon	Discount/ fees(1)	Total	Average balance	Interest yield/cost %
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$33,726	$—	$33,726	$900,850	3.74%
Investment activities:
Short-term investments	542	—	542	92,148	0.58%
Agency mortgage-backed securities	2,092	46	2,138	62,625	3.37%
Agency debt security	222	—	222	2,992	7.33%
Mortgage loans:
at fair value	75,759	—	75,759	1,375,274	5.51%
at fair value held by variable interest entity	5,284	232	5,516	136,521	3.82%
under forward purchase agreements at fair value	3,659	—	3,659	120,465	3.00%

	84,702	232	84,934	1,632,260	5.20%

Excess servicing spread	1,091	—	1,091	16,070	6.70%
Total investment activities	88,649	278	88,927	1,806,095	4.92%

Other interest	209	—	209

	$122,584	$278	$122,862	$2,706,945	4.47%

Liabilities:
Assets sold under agreements to repurchase:
Securities	273	—	273	58,653	0.46%
Mortgage loans at fair value	19,372	2,217	21,589	649,628	3.28%
Mortgage loans acquired for sale at fair value	17,670	6,833	24,503	832,703	2.90%
Real estate acquired in acquired in settlement of loans	466	500	966	11,928	7.99%
Notes payable secured by warehouse notes receivable	—	459	459	—	—
Borrowings under forward purchase agreements	3,707	—	3,707	124,394	2.94%
Asset backed secured financing	1,612	—	1,612	43,108	3.69%
Exchangeable senior notes	8,996	584	9,580	168,493	5.61%

	52,096	10,593	62,689	1,888,907	3.39%

Other interest - Servicing	2,533	—	2,533

	54,629	10,593	65,222	1,888,907	2.90%

Net interest income	$67,955	$(10,315)	$57,640		1.57%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Year ended December 31, 2012
	Interest income/expense
	Coupon	Discount/ fees(1)	Total	Average balance	Interest yield/cost %
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$19,731	$—	$19,731	$452,824	4.29%
Investment activities:
Short-term investments	42	—	42	49,880	0.08%
United States Treasury security	—	—	—	2,459	0.00%
Mortgage-backed securities:
Agency	1,476	(222)	1,254	44,713	2.76%
Non-Agency subprime	181	378	559	29,048	1.89%
Non-Agency Alt-A	221	(32)	189	3,779	4.92%
Non-Agency prime jumbo	64	18	82	2,464	3.25%

Total mortgage-backed securities	1,942	142	2,084	80,004	2.56%

Mortgage loans at fair value	49,462	—	49,462	807,301	6.03%
Mortgage loans under forward purchase agreements at fair value	997	—	997	46,295	2.12%

Total mortgage loans	50,459	—	50,459	853,596	5.91%

Total investment activities	52,443	142	52,585	985,939	5.25%

Other interest	125	—	125

	72,299	142	72,441	1,438,763	4.95%

Liabilities:
Assets sold under agreements to repurchase:
Securities	488	—	488	74,560	0.64%
Mortgage loans at fair value	11,597	1,579	13,176	300,285	4.32%
Mortgage loans acquired for sale at fair value	9,725	3,255	12,980	412,242	3.10%
Real estate acquired in acquired in settlement of loans	714	500	1,214	16,666	7.16%
Notes payable secured by warehouse notes receivable	—	167	167	—
Note payable secured by mortgage loans at fair value	121	(8)	113	1,708	6.47%
Borrowings under forward purchase agreements	2,396	—	2,396	58,719	4.01%

Interest bearing liabilities	25,041	5,493	30,534	864,180	3.48%

Other interest - servicing	1,108	—	1,108

	$26,149	$5,493	$31,642	$864,180

Net interest income	$46,150	$(5,351)	$40,799

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Year ended December 31, 2011
	Interest income/expense
	Coupon	Discount/ fees(1)	Total	Average balance	Interest yield/cost %
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$2,085	$—	$2,085	$47,931	4.29%
Investment activities:
Short-term investments	100	—	100	44,686	0.22%
United States Treasury security	—	—	—	548	0.00%
Mortgage-backed securities:
Non-Agency subprime	380	1,746	2,126	72,027	2.91%
Non-Agency Alt-A	648	218	866	11,602	7.36%
Non-Agency prime jumbo	208	29	237	7,639	3.06%

Total mortgage-backed securities	1,236	1,993	3,229	91,268	3.49%

Mortgage loans:
At fair value	29,603	—	29,603	568,922	5.13%
Under forward purchase agreements at fair value	1,131	—	1,131	66,308	1.68%
Total mortgage loans	30,734	—	30,734	635,230	4.77%

Other interest	—	—	—	—

	34,155	1,993	36,148	819,663	4.35%

Liabilities:
Assets sold under agreements to repurchase:
Securities	873	—	873	78,021	1.10%
Mortgage loans acquired for sale at fair value	1,167	1,259	2,426	43,713	5.47%
Mortgage loans at fair value	8,901	741	9,642	233,594	4.07%
Real estate acquired in settlement of loans	360	275	635	8,341	7.52%
Note payable secured by warehouse notes receivable	—	—	—	—
Note payable secured by mortgage loans at fair value	212	42	254	8,265	3.03%
Borrowings under forward purchase agreements	3,116	—	3,116	74,864	4.11%

	14,629	2,317	16,946	446,798	3.74%

Net interest income	$19,526	$(324)	$19,202

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Year ended December 31, 2013 vs. Year ended December 31, 2012			Year ended December 31, 2012 vs. Year ended December 31, 2011
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Rate	Volume	Total change
	(in thousands)

Correspondent lending:
Mortgage loans acquired for sale at fair value	$(3,075)	$17,070	$13,995	$(2)	$17,648	$17,646
Investment activities:
Money market investment	438	62	500	(69)	11	(58)
Mortgage backed securities:
Agency	—	884	884	—	—	—
Non-agency subprime	—	(559)	(559)	(579)	(988)	(1,567)
Non-agency Alt-A	—	(189)	(189)	(223)	(454)	(677)
Non-agency prime jumbo	—	(82)	(82)	16	(171)	(155)

Total mortgage backed securities	—	54	54	(786)	(1,613)	(2,399)

Agency debt security	—	222	222	—	—	—
Mortgage loans
at fair value	(5,315)	31,612	26,297	5,833	14,026	19,859
under forward purchase agreements at fair value	547	2,116	2,663	253	(388)	(135)
held by variable interest entity	—	5,516	5,516	—	—	—

Total mortgage loans	(4,768)	39,244	34,476	6,086	13,638	19,724
Excess servicing spread	—	1,091	1,091	—	—	—

Total investment activities	(4,330)	40,673	36,343	5,231	12,036	17,267

Other interest	—	83	83	—	126	126

	(7,405)	57,826	50,421	5,229	29,810	35,039

Assets sold under agreements to repurchase:
Securities	(123)	(92)	(215)	(348)	(37)	(385)
Mortgage loans at fair value	(3,811)	12,224	8,413	615	2,919	3,534
Mortgage loans acquired for sale at fair value	(868)	12,391	11,523	(1,487)	12,041	10,554
Real estate acquired in settlement of loans	127	(375)	(248)	(30)	609	579
Note payable secured by warehouse notes receivable	—	292	292	—	167	167
Note payable secured by mortgage loans at fair value	—	(113)	(113)	155	(296)	(141)
Borrowings under forward purchase agreement	(782)	2,093	1,311	(68)	(652)	(720)
Asset backed secured financing	—	1,612	1,612	—	—	—
Exchangeable senior notes	—	9,580	9,580	—	—	—

Interest bearing liabilities	(5,457)	37,612	32,155	(1,163)	14,751	13,588

Other interest - servicing	—	1,425	1,425	—	1,108	1,108

	(5,457)	39,037	33,580	(1,163)	15,859	14,696

Net interest income	$(1,948)	$18,789	$16,841	$6,392	$13,951	$20,343

In the year ended December 31, 2013, we earned net interest income of $57.6 million compared to $40.8 million for the year ended December 31, 2012 and $19.2 million for the year ended December 31, 2011. The increases in net interest income between the years was primarily due to growth in our investment portfolio throughout the three-year period.

We earned interest income on our portfolio of Agency MBS totaling $2.1 million for the year ended December 31, 2013. We acquired this portfolio of securities late in the third quarter of 2013 and earned a yield of 3.37% during the portion of the year we held the securities. During the year ended December 31, 2012, we recognized interest income totaling $2.1 million and earned a yield of 2.56% on our portfolio of Agency and Non-Agency MBS until we sold the entire portfolio.

During 2012, interest income on MBS decreased $1.1 million compared to 2011. The decrease was attributable to a decrease in yield to 2.56% from 3.49%, coupled with an $11.3 million or 12% decrease in the average balance of MBS.

In the year ended December 31, 2013, we recognized interest income on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity totaling $84.9 million, including $43.5 million of interest capitalized pursuant to loan modifications, which compares to $52.6 million, including $19.7 million of interest capitalized pursuant to loan modifications in the year ended December 31, 2012. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $778.7 million, or 91% for the year ended December 31, 2013 when compared to the same period in 2012. The increase in capitalized interest as a percentage of total interest income reflects increases in the level of modifications we were able to complete in 2013.

During the year ended December 31, 2013, we recognized annualized interest on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity of 5.20% on our portfolio of mortgage loans at fair value as measured by the portfolio’s average fair value. This compares to 5.25% for the year ended December 31, 2012. The decrease in yield during the year ended December 31, 2013 as compared to the same period in 2012 is due primarily to the decrease in the weighted average coupon of performing mortgage loans and the increase in the proportion of nonperforming loans in our portfolio, partially offset by increased levels of capitalized interest pursuant to loan modifications. At December 31, 2013, our investment in performing mortgage loans had a weighted average coupon of 4.01% compared to 4.13% at December 31, 2012.

At December 31, 2013, approximately 72% of the fair value of our mortgage loan portfolio was nonperforming, as compared to 66% at December 31, 2012. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the loans’ unpaid balances as we typically purchase our mortgage loans at substantial discounts to their unpaid principal balances.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At December 31, 2013, we held $1.6 billion in fair value of nonperforming loans and $148.1 million in carrying value of REO.

In 2012, we recognized interest income on mortgage loans at fair value of $70.2 million, which compares to $32.8 million in 2011. Interest income on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value increased $19.7 million or 64% to $50.5 million based on a $218.4 million or 34% increase in average balance, coupled with an increase in yield to 5.81% from 4.77%, which reflects the increased level of performing loans in our portfolio. The percentage of our portfolio comprised of performing loans increased from 25% to 34%, or a 36% increase in the performing portion of the portfolio. At December 31, 2012, our investment in performing mortgage loans had a weighted-average coupon of 4.13%, compared to 4.61% at December 31, 2011.

During the year ended December 31, 2013, we incurred interest expense totaling $65.2 million as compared to $31.6 million during the year ended December 31, 2012. Our interest cost on interest bearing liabilities was 2.90% for the year ended December 31, 2013 as compared to 3.48% for the year ended December 31, 2012. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet, partially offset by the effect of lower interest rates during 2013 as compared to 2012.

During the year ended December 31, 2012, we incurred interest expense totaling $31.6 million as compared to $16.9 million during the year ended December 31, 2011. The increase in interest expense was due primarily to growth in our average inventory of mortgage loans acquired for sale resulting from the growth in our correspondent lending operations. Our interest cost was 3.48% for 2012 as compared to 3.74% for 2011. The increase in interest cost reflects the changing nature of assets we are financing. As a result of growth in our correspondent lending business in 2012, a larger portion of our borrowings were used to finance mortgage loans acquired for sale compared to 2011. Financing for mortgage loans acquired for sale is generally available at lower rates than the rates for distressed mortgage loans. Therefore, our interest cost percentage decreased from 2011.

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

Net loan servicing fees are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Servicing fees(1)	$54,726	$10,982	$62
MSR recapture fee receivable from PFSI	709	—	—
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(26,241)	(5,460)	(17)
Reversal of (provision for) impairment	4,970	(7,547)	—
Carried at fair value
Carried at fair value – change in fair value	615	(852)	(25)
(Losses) gains on hedging derivatives	(1,988)	2,123	—

	(22,644)	(11,736)	(42)

Net loan servicing fees	$32,791	$(754)	$20

Average unpaid balance of mortgage loans serviced	$20,670,861	$3,667,941	$34,463

(1)	Includes contractually specified servicing and ancillary fees.

Our correspondent lending activity is the primary source of our mortgage loan servicing portfolio, which began to increase in the fourth quarter of 2011.

Net loan servicing fees increased $33.5 million during the year ended December 31, 2013. The increase was primarily due to a $43.7 million increase in servicing fees, offset by a $10.9 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to continued growth in our mortgage loan servicing portfolio. Offsetting the increase in servicing fees was MSR activity which included increased amortization arising from growth in the MSR asset and losses on hedging derivatives, offset by recoveries of previously recognized impairment and positive changes in fair value of MSRs resulting from increasing interest rates during the second half of 2013.

Net loan servicing fees decreased $0.8 million during the year ended December 31, 2012. This decrease was attributable to amortization, impairment and negative valuation changes totaling $13.8 million, offset by increases of $10.9 million in servicing fees and $2.1 million in gain on hedging derivatives.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with PMT in an amount equal to such fair market value in lieu of transferring such MSRs. We recognized approximately $0.7 million of such income during the year ended December 31, 2013.

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

We account for MSRs at either our estimate of the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of estimated amortized cost or fair value based on whether we view the underlying mortgages as being sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•	Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ values.

•	For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

	December 31,
Basis of Accounting	2013	2012
	(in thousands)

Fair value	$26,452	$1,346

Lower of amortized cost or fair value:
Amortized cost	$266,697	$132,977
Valuation allowance	(2,577)	(7,547)

Carrying value	$264,120	$125,430

Fair value	$289,737	$129,995

Total MSR:
Carrying value	$290,572	$126,776

Fair value	$316,189	$131,341

Unpaid balance of mortgage loans underlying MSRs	$25,792,933	$12,168,740

Average servicing fee rate (in basis points) for MSRs carried at
Amortized cost	26	26
Fair value	26	27

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions as of the dates presented are as follows:

	December 31, 2013		December 31, 2012
	Range (Weighted average)
Key Inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)

Carrying value	$264,120	$26,452	$125,430	$1,346

Unpaid principal balance of underlying loans	$23,399,612	$2,393,321	$11,986,957	$181,783
Weighted average servicing fee rate (in basis points)	26	26	26	27
Weighted average coupon rate	3.68%	4.78%	3.70%	4.79%

Pricing spread(1)(2)	6.3% - 17.5%	7.3% - 15.3%	7.5% - 16.5%	7.5% -16.5%
	(6.7%)	(8.6%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(5,490)	$(488)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(10,791)	$(959)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(20,861)	$(1,855)	$(7,845)	$(78)

Weighted average life (in years)	1.3 - 7.3	2.8 - 7.3	1.7 - 6.3	1.4 - 6.3
	(6.7)	(7.2)	(6.3)	(6.0)
Prepayment speed(1)(3)	7.7% - 51.9%	8.0% - 20.0%	10.3% - 47.8%	10.3% - 65.9%
	(8.2%)	(8.9%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(5,467)	$(568)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(10,765)	$(1,117)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(20,886)	$(2,160)	$(11,436)	$(190)

Annual per-loan cost of servicing	$68 - $140	$68 - $140	$68 - $140	$68 - $140
	($68)	($68)	($68)	($74)
Effect on value of 5% adverse change	$(1,695)	$(158)	$(778)	$(12)
Effect on value of 10% adverse change	$(3,390)	$(316)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(6,780)	$(633)	$(3,112)	$(48)

(1)	The effect on value of an adverse change in one of the following key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2013, we recorded net losses of $13.5 million in Results of real estate acquired in settlement of loans as compared to net gains totaling $1.4 million and $1.1 million for the years ended December 31, 2012 and 2011, respectively.

Results of REO are summarized below:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
During the year:
Proceeds from sales of REO	$121,576	$136,411	$64,461
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(24,114)	(17,391)	(10,525)
Gain on sale, net	10,623	18,759	11,604

	$(13,491)	$1,368	$1,079

Number of properties sold	1,105	973	480
Average carrying value of REO	$99,972	$95,927	$54,809

Year end:
Carrying value	$148,080	$88,078	$103,549
Number of properties in inventory	1,069	608	772

The shift in results of REO from a gain during the year ended December 31, 2012 to a loss during the year ended December 31, 2013 was largely due to advances made to protect the properties’ values, as well as reductions on estimates of property values on certain REO properties during 2013. Additionally, since REO is carried at lower of cost or fair value, we generally are unable to record fair value gains if there are increases in the properties’ values. Those gains will be recognized upon sale of the property.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$79,712	$62,906	$1,747
Loan servicing fees	39,413	18,608	13,204
Management fees	32,410	12,436	6,740
Professional services	8,373	6,053	4,434
Compensation	7,914	7,144	5,161
Other	23,061	9,557	7,887

	$190,883	$116,704	$39,173

Expenses increased $74.2 million, or 64%, during the year ended December 31, 2013, compared to an increase of $77.5 million, or 198%, during the year ended December 31, 2012. The increase in expenses during the years ended December 31, 2013 and 2012 were primarily a result of the substantial growth in our equity, our correspondent lending activities and the Company’s investment portfolio.

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Fulfillment fee expense	$79,712	$62,906	$1,747
Unpaid principal balance of loans fulfilled by PLS	$15,225,153	$13,028,375	$505,317

The increases in loan fulfillment fees of $16.8 million and $61.2 million during the years ended December 31, 2013 and 2012, respectively, are due to the growth in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent lending activities that continued from 2012 through the second quarter of 2013. During the second half of 2013, the mortgage market contracted in response to rising interest rates. Accordingly, our correspondent lending volume has also decreased during this period from the levels observed during the first half of 2013.

Loan servicing fees increased by $20.8 million, or 112%, to $39.4 million in 2013, as compared to $18.6 million in 2012 and $13.2 million in 2011. Loan servicing fees increase as our average investment in mortgage loans and MSRs increases. During the year ended December 31, 2013 our average investment in mortgage loans increased by 91%, compared to increases of 34% and 260% during the years ended December 31, 2012 and 2011, respectively. Our servicing portfolio increased to $25.8 billion in 2013 from $12.2 billion in 2012 and $495.0 million in 2011. Included in loan servicing fees are activity-based fees, which increased by $8.1 million and $0.8 million during the years ended December 31, 2013 and 2012, respectively, generally relating to the increase in loan resolution activities. We amended our servicing agreement with PLS effective January 1, 2014, to limit the supplemental fees we pay PLS to no more than $700,000 per quarter. During the fourth quarter of 2013, we paid PLS $944,000 in supplemental servicing fees relating to our MSR servicing portfolio. Supplemental servicing fees are a component of the total base servicing fee and compensate PLS for providing certain services that are atypical for servicers to provide but required for us because we have no staff or infrastructure.

Loan servicing fees payable to PFSI and subsidiaries are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Servicing fees
Base	$26,993	$14,332	$9,740
Activity-based	12,420	4,276	3,464

	$39,413	$18,608	$13,204

The components of our management fee payable to PFSI are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Management fee:
Base management fee	$19,644	$12,436	$6,740
Performance incentive fee	12,766	—	—

Total management fee incurred during the year	$32,410	$12,436	$6,740

Management fees increased by $20.0 million and $5.7 million during the years ended December 31, 2013 and 2012, respectively, due to the combined effect of growth in shareholders’ equity on the base management fee we pay to PCM combined with recognition of performance incentive fees in 2013, which we did not incur in 2012. The increase in performance incentive fees resulted in part from a change in our management agreement with PCM. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

•	The base management fee rate from 1.5% per year of shareholders’ equity to a base management fee schedule based on tiered management fee rates beginning with a rate of 1.5% per year of shareholders’ equity for the first $2.0 billion of shareholders’ equity and reduced rates as the balance of shareholders’ equity increases. Our shareholders’ equity did not reach a level that would have resulted in a reduced base management fee rate.

•	The definition of “net income” for purposes of determining the performance incentive fee to net income as determined in compliance with U.S. GAAP. Previously, “net income” for purposes of determining the performance incentive fee began with net income as determined in compliance with U.S. GAAP and made adjustments for non-cash gains and losses included in our income. As a result of this change, we recognized $12.8 million in performance incentive fees during the year ended December 31, 2013.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional services expense increased during 2013 as compared to 2012 and 2011 by $2.3 million and $1.6 million due to the heightened level of mortgage investment acquisition activity which requires support in the form of due diligence and legal consultations as well as costs associated with the securitization of jumbo loans during the year.

Other expense items increased commensurately with increased business activity and asset growth.

PFSI Expense Reimbursement

We reimburse PFSI for other expenses, including common overhead expenses incurred on our behalf, in accordance with the terms of the management agreement. Expenses reimbursement amounts paid to PFSI during the years ended December 31, 2013, 2012 and 2011 are summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Technology	$3,876	$1,158	$1,094
Occupancy	2,174	1,374	1,091
Depreciation and amortization	1,393	590	324
Other	2,980	1,067	1,472

Total expenses	$10,423	$4,189	$3,981

The amount of total expense reimbursement that we paid PFSI increased $6.2 million from $4.2 million in the year ended December 31, 2012 to $10.4 million for the year ended December 31, 2013. The increase was due to growth in PFSI overhead expenses as well as growth in our balance sheet, resulting in an increase in the proportion of PFSI overhead expenses allocated to us.

Income Taxes

Previously, we had elected to treat two of our subsidiaries as TRSs. In the quarter ended September 30, 2012, we revoked the election to treat our wholly owned subsidiary that is the sole general partner of our Operating Partnership as a TRS. As a result, beginning September 1, 2012, only PMC is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date.

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

Below is a reconciliation of U.S. GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income
Year ended December 31, 2013	U.S. GAAP net income	GAAP/Tax differences	Total Taxable income	Taxable subsidiaries	REIT
	(in thousands)
Net investment income
Net gain on mortgage loans acquired for sale	$98,669	$(171,879)	$(73,210)	$(73,210)	$—
Loan origination fees	17,765	—	17,765	17,765	—
Net interest income	57,640	(1,234)	56,406	(17,278)	73,684
Net gain on investments	207,758	(32,810)	174,948	73,447	101,501
Net loan servicing fees	32,791	20,425	53,216	53,107	109
Results of real estate acquired in settlement of loans	(13,491)	605	(12,886)	(13,302)	416
Other	4,386	205	4,591	1,299	3,292

Net investment income	405,518	(184,688)	220,830	41,828	179,002

Expenses	190,883	(2,202)	188,681	157,431	31,250
REIT dividend deduction	—	147,568	147,568	—	147,568

Total expenses	190,883	145,366	336,249	157,431	178,818

Income (loss) before provision for income taxes	214,635	(330,054)	(115,419)	(115,603)	184
Provision for income taxes	14,445	(24,396)	(9,951)	(10,047)	96

Net income	$200,190	$(305,658)	$(105,468)	$(105,556)	$88

Balance Sheet Analysis

Following is a summary of key balance sheet items:

	December 31,
	2013	2012
	(in thousands)
Assets
Cash	$27,411	$33,756
Investments:
Short-term investments	92,398	39,017
Mortgage-backed securities	197,401	—
Mortgage loans acquired for sale at fair value	458,137	975,184
Mortgage loans at fair value	2,818,445	1,189,971
Excess servicing spread	138,723	—
Derivative assets	7,976	23,706
Real estate acquired in settlement of loans	148,080	88,078
Mortgage servicing rights	290,572	126,776

	4,151,732	2,442,732
Other assets	131,774	83,175

Total assets	$4,310,917	$2,559,663

Liabilities
Borrowings:
Assets sold under agreements to repurchase	$2,039,605	$1,256,102
Borrowings under forward purchase agreements	226,580	—
Asset-backed secured financing	165,415	—
Exchangeable senior notes	250,000	—

	2,681,600	1,256,102
Other liabilities	162,203	102,225

Total liabilities	2,843,803	1,358,327

Shareholders’ equity	1,467,114	1,201,336

Total liabilities and shareholders’ equity	$4,310,917	$2,559,663

Total assets increased by approximately $1.8 billion, or 68%, during the year ended December 31, 2012. Growth in total assets reflects growth of investments totaling $1.7 billion, or 70%, during the year. We financed our asset growth primarily through additional borrowings of $1.4 billion resulting in an increase of 113% compared to December 31, 2012. Net mortgage loan investments (excluding correspondent lending loans) increased by $1.6 billion, or 137%, compared to December 31, 2012. The increase is related to purchases of $1.1 billion and fair valuation changes of $181.0 million partially offset by repayments of $277.9 million during the period. The valuation changes resulted from continuing improvements in the market for performing and re-performing loans, continued improvements in the performance of the residential real estate market, and fair value appreciation of the loans as they progress toward their ultimate resolution. Through our correspondent lending activities, we also purchased newly-originated mortgage loans totaling $32.0 billion. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Lending

Following is a summary of our correspondent lending acquisitions:

	Year ended December 31,				Period from August 4, 2009 (commencement of operations) to December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Fair value of correspondent lending loans purchased:
Government-insured or guaranteed	$16,068,253	$8,969,220	$623,540	$20,810	$—
Agency-eligible	15,358,372	13,463,121	660,862	9,249	—
Jumbo	582,996	10,795	34,361	—	—

	$32,009,621	$22,443,136	$1,318,763	$30,059	$—

Fair value of correspondent lending loans in inventory at year end	$458,137	$975,184	$232,016	$3,966	$—

Gain on mortgage loans acquired for sale	$98,669	$147,675	$7,633	$18	$—

During 2013, we purchased for sale $32.0 billion in fair value of correspondent lending loans compared to $22.4 billion in fair value of correspondent lending loans during 2012. Of our acquisitions during the year ended December 31, 2013, we transferred $536.8 million in fair value of jumbo loans to our investment portfolio in a financing transaction whereby we issued approximately $170.0 million in securities to finance such loans and financed the remaining retained securities through our repurchase agreements. The increase in correspondent purchases is a result of our growing correspondent seller network relationships and the strong demand for mortgage loans through the first half of 2013. During the second half of 2013, our correspondent lending volume began to decrease as a result of rising interest rates, which had the effect of reducing consumer demand for mortgage loans.

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

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent lending acquisitions as shown in the preceding table:

	Year ended December 31,				Period from August 4, 2009 (commencement of operations) to December 31,
	2013	2012	2011	2010	2009
	(in thousands)

MBS	$199,558	$112,211	$21,420	$91,141	$93,049
Agency debt security	12,000	—	—	—	—
Distressed mortgage loans(1)(2)
Performing	63,783	128,221	52,256	33,745	26,046
Nonperforming	1,242,778	414,545	595,353	383,466	—

	1,306,561	542,766	647,609	417,211	26,046
REO(2)	120	297	2,475	1,238	—
MSRs	184,451	134,702	6,079	—	—
Excess servicing spread purchased from PennyMac Financial Services, Inc.	139,028	—	—	—	—

	$1,841,718	$789,976	$677,583	$509,590	$119,095

(1)	Performance status as of the date of acquisition.
(2)	$443.2 million, $504.8 million and $577.6 million of our distressed asset purchases during the years ended December 31, 2013, 2012 and 2011, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisitions during the years ended December 31, 2013, 2012 and 2011 were financed through the use of a combination of equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business profitability, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

We acquired our current portfolio of MBS during the year ended December 31, 2013. The securities we purchased consist of Fannie Mae and Freddie Mac MBS with 3.5% coupon rates backed by 30-year fixed-rate mortgage loans. We held no MBS at December 31, 2012.

	December 31, 2013
			Average
	Fair value	Principal	Life (in years)	Coupon	Market yield
		(dollars in thousands)
Security collateral type:
Agency - FHLMC	$141,406	$142,186	7.23	3.50%	3.63%
Agency - FNMA	56,296	56,593	7.49	3.50%	3.57%

	$197,702	$198,779	7.30	3.50%	3.59%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the fair value of the real estate collateral underlying the loans is summarized below:

	December 31, 2013		December 31, 2012
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$647,266	$986,075	$404,016	$608,833
Nonperforming loans	1,647,527	2,331,605	785,955	1,179,737

	$2,294,793	$3,317,680	$1,189,971	$1,788,570

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

The collateral values summarized above are estimated and may change over time due to various factors including our level of access to the properties securing the loans, changes in the real estate market or the condition of individual properties. The collateral values presented do not include any costs that would typically be incurred in obtaining the property in settlement of the loan, readying the property for sale or in the sale of a property.

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$329,899	51%	5.00%	$751,611	46%	6.03%	$201,212	50%	5.01%	$463,657	59%	6.23%
ARM/Hybrid	184,837	29%	3.46%	877,086	53%	5.07%	134,196	33%	3.91%	315,905	40%	5.97%
Interest rate step-up	132,391	20%	2.32%	18,830	1%	3.31%	68,475	17%	2.18%	5,969	1%	2.26%
Balloon	139	0%	2.00%	—	0%	0.00%	133	0%	2.00%	424	0%	8.12%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$646,703	100%	4.01%	$1,647,457	100%	5.50%	$403,870	100%	4.12%	$785,846	100%	6.09%
2nd lien	563	0%	4.97%	70	0%	10.62%	146	0%	6.80%	109	0%	10.90%
Unsecured	—	0%	.01%	—	0%	0.35%	—	0%	0.00%	—	0%	0.00%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$543,633	84%	4.02%	$915,279	56%	5.47%	$346,301	86%	4.07%	$563,058	72%	6.00%
Investment property	95,181	15%	3.95%	729,558	44%	5.54%	50,801	12%	4.58%	222,138	28%	6.35%
Other	8,452	1%	4.13%	2,690	0%	5.10%	6,914	2%	3.94%	759	0%	4.94%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$444	0%	3.54%	$—	0%	0.42%	$99	0%	5.56%	$—	0%	5.20%
12 - 35 months	11,063	2%	2.64%	3,075	0%	4.07%	1,000	0%	2.85%	808	0%	4.97%
36 - 59 months	54,150	8%	3.49%	55,669	3%	4.25%	24,250	6%	4.41%	101,699	13%	6.22%
60 months or more	581,609	90%	4.09%	1,588,783	97%	5.55%	378,667	94%	4.11%	683,448	87%	6.09%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$159,814	25%	4.51%	$306,375	19%	5.93%	$94,928	24%	4.78%	$174,955	22%	6.50%
600 - 649	130,561	20%	4.33%	303,402	18%	5.60%	78,641	19%	4.47%	154,809	20%	6.27%
650 - 699	157,600	24%	3.85%	469,526	28%	5.42%	101,173	25%	3.91%	212,916	27%	6.07%
700 - 749	131,930	20%	3.40%	399,819	24%	5.26%	84,145	21%	3.57%	164,304	21%	5.72%
750 or greater	67,361	11%	3.52%	168,405	11%	5.29%	45,129	11%	3.66%	78,971	10%	5.73%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan- value(1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$145,449	23%	4.49%	$223,442	14%	5.60%	$69,139	17%	5.14%	$85,294	11%	6.28%
80% - 99.99%	188,505	29%	4.00%	355,451	22%	5.34%	83,571	21%	4.74%	139,272	18%	6.21%
100% - 119.99%	174,830	27%	3.83%	413,316	25%	5.50%	95,313	23%	4.03%	171,569	22%	6.20%
120% or greater	138,482	21%	3.89%	655,318	39%	5.54%	155,993	39%	3.65%	389,820	49%	6.03%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$184,457	28%	3.37%	$370,347	23%	4.60%	$112,544	28%	3.45%	$106,667	13%	5.11%
Florida	37,944	6%	4.29%	188,021	11%	5.97%	21,834	5%	3.91%	124,557	16%	6.26%
New York	55,115	9%	3.68%	234,362	14%	5.91%	29,289	7%	3.74%	112,179	14%	6.49%
New Jersey	*	*	*	161,344	10%	5.65%	*	*	*	61,177	8%	6.07%
Other	369,750	57%	4.34%	693,453	42%	5.68%	240,349	60%	4.55%	381,375	49%	6.20%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

	December 31, 2013						December 31, 2012
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$501,218	77%	3.90%	$—	0%	0.00%	$313,852	78%	3.91%	$—	0%	0.00%
30 days delinquent	100,395	16%	4.32%	—	0%	0.00%	52,651	13%	4.75%	—	0%	0.00%
60 days delinquent	45,653	7%	4.40%	—	0%	0.00%	37,513	9%	4.96%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	738,043	45%	5.11%	—	0%	0.00%	326,073	41%	5.82%
In foreclosure	—	0%	0.00%	909,484	55%	5.82%	—	0%	0.00%	459,882	59%	6.31%

	$647,266	100%	4.01%	$1,647,527	100%	5.50%	$404,016	100%	4.13%	$785,955	100%	6.10%

We believe that our current fair value estimates are representative of fair value at the reporting date. However, the market for distressed mortgage assets is illiquid with a limited number of participants. Furthermore, our business strategy is to enhance value during the period in which the loans are held. Therefore, any resulting appreciation or depreciation in the fair value of the loans is recorded during such holding period and ultimately realized at the end of the holding period.

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

Range
(Weighted average)
Financial statement item	Valuation technique	Key inputs	December 31, 2013	December 31, 2012
Mortgage loans at fair value	Discounted cash flow	Discount rate	8.7% - 16.9% (12.7%)	8.8% - 20.7% (13.1%)
		Twelve-month projected housing price index change	2.5% - 4.3% (3.7%)	0.4% - 1.5% (1.1%)
		Prepayment speed(1)	0.0% - 3.9% (2.0%)	0.4% - 4.4% (2.2%)
		Total prepayment speed (Life total CPR)(2)	0.3% - 33.9% (24.3%)	5.9% - 31.2% (20.6%)
Mortgage loans under forward purchase agreements	Discounted cash flow	Discount rate	9.5% - 13.5% (11.9%)	— —
		Twelve-month projected housing price index change	3.3% - 4.2% (3.8%)	— —
		Prepayment speed(1)	1.1% - 2.9% (2.2%)	— —
		Total prepayment speed (Life total CPR)(2)	13.4% - 27.9% (22.8%)	— —

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 13.1% at December 31, 2012 to 12.7% at December 31, 2013 as market participant expected returns for similar assets decreased during the period and we acquired pools of mortgage loans with lower inherent discount rates.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 1.1% at December 31, 2012 to 3.7% at December 31, 2013 due to improvements observed in the residential housing sector increasing the expectation of positive home price appreciation.

The total prepayment speed of our mortgage loans at fair value portfolio increased from 20.6% at December 31, 2012 to 24.3% at December 31, 2013, largely due to an increase in the proportion of nonperforming loans in the portfolio which generally have shorter expected lives and higher expected total prepayment speeds due to larger number of expected resolutions in the near term.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	December 31, 2013		December 31, 2012
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$108,341	72%	$66,882	76%
Planned unit development	23,106	16%	9,971	11%
Condominium/Co-op	9,805	7%	7,375	8%
5+ dwelling units	6,828	5%	3,851	5%

	$148,080	100%	$88,079	100%

	December 31, 2013		December 31, 2012
Geographic distribution	Fair value	% total	Fair value		% total
	(dollars in thousands)
California	$25,224	17%	$26,650		30%
Florida	21,659	15%	8,549		10%
Maryland	7,688	5%		*	*
Washington	6,264	4%	2,861		3%
Illinois	6,235	4%	5,045		6%
Connecticut	*	*	4,168		5%
Other	81,010	55%	40,806		46%

	$148,080	100%	$88,079		100%

*	Not included in the states representing the largest percentages as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended December 31, 2013 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	September 30, 2013		June 30, 2013		March 31, 2013
	At purchase	December 31, 2013	At purchase	December 31, 2013	At purchase	December 31, 2013
	(dollars in millions)
Unpaid principal balance	$929.5	$891.7	$397.3	$371.2	$366.2	$308.1
Pool factor(1)	1.00	0.96	1.00	0.93	1.00	0.84
Collection status:
Delinquency
Current	0.8%	3.9%	4.8%	8.5%	1.6%	24.8%
30 days	0.3%	0.5%	7.4%	6.1%	1.5%	5.5%
60 days	0.7%	0.4%	7.6%	3.8%	3.5%	3.1%
over 90 days	58.6%	47.8%	45.3%	41.3%	82.2%	34.8%
In foreclosure	39.6%	42.9%	34.9%	36.0%	11.2%	26.4%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At purchase	December 31, 2013	At purchase	December 31, 2013	At purchase	December 31, 2013	At purchase	December 31, 2013
	(dollars in millions)
Unpaid principal balance	$290.3	$244.7	$357.2	$279.0	$402.5	$310.8	$0.0	$0.0
Pool factor(1)	1.00	0.84	1.00	0.78	1.00	0.77	—	—
Collection status:
Delinquency
Current	3.1%	22.5%	0.0%	19.0%	45.0%	53.8%	0.0%	0.0%
30 days	1.3%	4.9%	0.0%	1.7%	4.0%	8.8%	0.0%	0.0%
60 days	5.4%	3.7%	0.1%	0.9%	4.3%	3.2%	0.0%	0.0%
over 90 days	57.8%	21.9%	49.1%	20.5%	31.3%	12.9%	0.0%	0.0%
In foreclosure	32.4%	37.2%	50.8%	46.8%	15.3%	15.9%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2013	purchase	2013	purchase	2013	purchase	2013
	(dollars in millions)
Unpaid principal balance	$49.0	$36.3	$542.6	$241.4	$259.8	$142.9	$515.1	$251.7
Pool factor(1)	1.00	0.74	1.00	0.44	1.00	0.55	1.00	0.49
Collection status:
Delinquency
Current	0.2%	30.5%	0.6%	17.5%	11.5%	37.6%	2.0%	35.4%
30 days	0.1%	6.2%	1.3%	4.8%	6.5%	6.7%	1.9%	5.4%
60 days	0.2%	0.0%	2.0%	4.7%	5.2%	3.0%	3.9%	2.4%
over 90 days	70.4%	22.8%	22.6%	18.8%	31.2%	21.5%	25.9%	12.4%
In foreclosure	29.0%	32.9%	73.0%	39.0%	43.9%	25.5%	66.3%	37.3%

	Acquisitions for the quarter ended
	December 31, 2010		September 30, 2010		June 30, 2010		March 31, 2010
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2013	purchase	2013	purchase	2013	purchase	2013
	(dollars in millions)
Unpaid principal balance	$277.8	$113.8	$146.2	$40.9	$195.5	$54.4	$182.7	$61.4
Pool factor(1)	1.00	0.41	1.00	0.28	1.00	0.28	1.00	0.34
Collection status:
Delinquency
Current	5.0%	37.6%	1.2%	36.4%	5.1%	34.3%	6.2%	40.8%
30 days	4.0%	6.7%	0.4%	9.9%	2.0%	3.9%	1.6%	4.5%
60 days	5.1%	4.0%	1.3%	2.7%	4.1%	2.2%	5.8%	2.5%
over 90 days	26.8%	15.0%	38.2%	13.7%	42.8%	17.5%	37.8%	13.9%
In foreclosure	59.1%	27.9%	58.9%	30.1%	45.9%	30.9%	46.4%	32.7%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net decrease in cash of $6.3 million during the year ended December 31, 2013. The decrease was due to cash used through our operating and investing activities exceeding cash provided by our financing activities. Cash used by operating activities totaled $242.8 million during the year ended December 31, 2013 and $820.4 million during the year ended December 31, 2012, primarily due to growth in our inventory of mortgage loans acquired for sale and the receipt of MSRs as a portion of the proceeds on sale of mortgage loans acquired for sale.

Investing activities

Net cash used by investing activities was $1.0 billion for the year ended December 31, 2013. This use of cash reflects the growth of our investment portfolio. We used cash to purchase MBS and an Agency debt security totaling $211.6 million, mortgage loans with fair values of $1.1 billion and excess servicing spread of $139.0 million during the year ended December 31, 2013. Offsetting this use in cash were cash inflows from repayments of mortgage loans and sales of REO totaling $270.5 million and $121.5 million, respectively. We accomplished the 2013 acquisitions primarily through secondary equity offerings and the issuance of Notes during the year.

Net cash used by investing activities was $111.4 million for the year ended December 31, 2012. This use of cash reflected the growth of our investment portfolio. We used cash to purchase mortgage loans and MBS with fair values of $541.7 million and $112.2 million, respectively. Offsetting these uses in cash were cash inflows from the maturity of a United States Treasury security and the sales and repayments from MBS, mortgage loans and REO totaling $50.0 million, $189.2 million, $184.2 million and $136.4 million, respectively. This contrasts with cash used by investing activities totaling $269.2 million during the year ended December 31, 2011. We accomplished the 2012 acquisitions primarily through secondary equity offerings during the year, supplemented by the use of additional borrowings.

Net cash used by investing activities was $269.2 million for the year ended December 31, 2011. This use of cash reflected the growth of our investment portfolio. We used cash to purchase a United States Treasury security, mortgage loans, MBS and REO with fair values of $50.0 million, $453.3 million, $21.4 million and $1.5 million, respectively. We accomplished the 2011 acquisitions primarily through the use of additional borrowings supported by an equity offering during the year.

Approximately 43% of our investments, comprised of short-term investments, non-correspondent lending mortgage loans, REO and MSRs, were nonperforming assets as of December 31, 2013. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the year ended December 31, 2013, we transferred $185.1 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $392.1 million.

As discussed above, our investing activities include the purchase of long-term assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the net appreciation in value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, the cash associated with a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and subsequent sale of the property securing the loans, many months after we record the revenues.

The following table illustrates the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Year ended December 31,
	2013			2012			2011
	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)	Proceeds	Accumulated gains (losses)(1)	Gain on liquidation(2)
	(in thousands)
Mortgage loans	$270,529	$34,855	$28,387	$184,169	$19,525	$19,341	$147,342	$11,644	$19,972
REO	121,576	7,653	10,526	136,411	(522)	18,759	64,458	(1,467)	10,610

	$392,105	$42,508	$38,913	$320,580	$19,003	$38,100	$211,800	$10,177	$30,582

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the source of distress in the loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their liquidation dates, we incurred servicing and activity fees of $11.4 million, $7.2 million and $3.1 million for assets liquidated during the years ended December 31, 2013, 2012 and 2011, respectively.

Financing activities

Net cash provided by financing activities was $1.3 billion for the year ended December 31, 2013, during which we completed an underwritten offering of our common shares, increased borrowings through the issuance of long-term debt in the form of exchangeable senior notes with a maturity date of May 1, 2020, sold a portion of our securities backed by our investment in jumbo mortgage loans and increased borrowings in the form of sales of assets under agreements to repurchase. We increased borrowings primarily for the purpose of financing growth in our mortgage loans at fair value, inventory of mortgage loans acquired for sale and acquisition of MSRs through our loan sale activity. We also obtained non-cash financing through the use of forward purchase agreements to purchase pools of nonperforming loans amounting to $246.6 million in fair value. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our portfolio of distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We do not expect repayments from contractual cash flows from our investments to be a primary source of liquidity as the majority of our distressed asset investments are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less, and therefore are not expected to generate significant cash flows from principal repayments.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, and a note payable secured by mortgage loans at fair value. We have entered into two long-term financing agreements during the year ended December 31, 2013. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

The two long-term financing transactions completed during the year ended December 31, 2013 are as follows:

•	In April 2013, our wholly-owned subsidiary, PMC, completed a private offering of $250.0 million of Notes due 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The exchange rate initially equals 33.5149 common shares per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $29.84 per common share). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

•	In September 2013, we financed $536.8 million at fair value of jumbo loans through a private-label securitization transaction. We sold $174.5 million of senior bonds backed by the loans and retained the remaining securities from the transaction, with a portion intended as long-term investments. We intend to sell a portion of the securities in the future as investor demand for private-label securities increases. We do not have plans to do additional financings through private-label securitizations until market conditions for such transactions improve.

We will continue to finance most of our assets on a short-term basis until long-term financing becomes more available. Our short-term financings will be primarily in the form of agreements to repurchase and other secured lending and structured finance facilities, pending the ultimate disposition of the assets, whether through sale, securitization or liquidation. Because a significant portion of our current debt facilities consist of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the year ended December 31, 2013, the average balance outstanding under agreements to repurchase securities, mortgage loans, mortgage loans acquired for sale, mortgage loans held by variable interest entity and REO totaled $1.6 billion, and the maximum daily amount outstanding under such agreements totaled $2.7 billion. The difference between the maximum and average daily amounts outstanding was due to a decrease in the volume of our loan purchases through our correspondent lending segment and our use of proceeds from the Notes and equity offerings to temporarily reduce our borrowings until those proceeds could be reinvested. The total facility size of our borrowings was approximately $2.9 billion at December 31, 2013.

As of December 31, 2013 and December 31, 2012, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, and REO under agreements to repurchase and forward purchase agreements as follows:

	December 31, 2013	December 31, 2012
	(dollars in thousands)
Assets financed	$3,447,587	$1,944,973
Total assets in classes of assets financed	$3,787,478	$2,253,233
Borrowings	$2,431,600	$1,256,102
Percentage of invested assets pledged	91%	86%
Advance rate against pledged assets	71%	65%

As discussed above, all of our repurchase agreements and forward purchase agreements have short-term maturities:

•	The transactions relating to mortgage loans under agreements to repurchase mature between July 24, 2014 and January 30, 2015 and provide for sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

•	The transactions relating to REO are secured financings that mature on October 31, 2014, and provide for sale to a major financial institution counterparty at advance rates based on the estimated fair value of the REO.

We do not currently have secured financing for our investments in MSRs and excess servicing spread. Direct leverage on these assets has been difficult to obtain due to the requirement of each Agency that its rights and interest in the MSRs and excess servicing spread remain senior to those of any lender extending credit. As we continue to aggregate MSRs and acquire excess servicing spread, the lack of available financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at each of the Company and three of our subsidiaries, our Operating Partnership, PMC and PennyMac Holdings, LLC (f/k/a PennyMac Mortgage Investment Trust Holdings I, LLC (“PMH”)), for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at our subsidiary, PMC, for both the prior two (2) calendar quarters and the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMH;

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and 5:1 for the Company, our Operating Partnership and PMH; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as the servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of December 31, 2013, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2013, we had on-balance sheet contractual obligations of $2.1 billion for the financing of assets under agreements to repurchase with maturities between January 2, 2014 and December 18, 2014 as well as forward purchase agreements with maturities between June 16, 2014 and June 30, 2014. We also had contractual obligations of $250.0 million in the Notes.

As of December 31, 2013, we had contractual obligations to purchase mortgage loans for resale totaling approximately $557.3 million. Of the $557.3 million in commitments to purchase mortgage loans for resale, we recorded IRLCs of $2.5 million on our balance sheet as assets under the caption Derivative assets and $1.3 million as liabilities under the caption Derivative liabilities.

All agreements to repurchase assets that matured between December 31, 2013 and the date of this Report have been renewed, extended or repaid and are described in Note 18—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase, Note 19—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase and Note 20—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$557,343	$557,343	$—	$—	$—
Assets sold under agreements to repurchase	2,039,605	2,039,605	—	—	—
Borrowings under forward purchase agreements	226,580	226,580	—	—	—
Asset-backed secured financing	172,052	—	—	—	172,052
Exchangeable senior Notes	250,000	—	—	—	250,000

Total	$3,245,580	$2,823,528	$—	$—	$422,052

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$608,314
Credit Suisse First Boston Mortgage Capital LLC (“CSFB”)	370,634
Bank of America, N.A.	32,132
Morgan Stanley Bank, N.A.	1,511
Daiwa Capital Markets America, Inc	3,840

$1,016,431

Management Agreement. We are externally managed and advised by our Manager pursuant to a management agreement, which was amended and restated effective February 1, 2013. Our management agreement requires our Manager to oversee our business affairs in conformity with the investment policies that are approved and monitored by our board of trustees. Our Manager is responsible for our day-to-day management and will perform such services and activities related to our assets and operations as may be appropriate.

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

The “high watermark” is the quarterly adjustment that reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS Yield (the target yield) for such quarter. The “high watermark” starts at zero and is adjusted quarterly. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for our Manager to earn a performance incentive fee are adjusted cumulatively based on the performance of our net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The performance incentive fee may be paid in cash or in our common shares (subject to a limit of no more than 50% paid in common shares), at our option.

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

In addition, because we do not have any employees or infrastructure, our Servicer is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, our Servicer receives a supplemental servicing fee of $25 per month for each distressed whole loan and $3.25 per month for each other subserviced loan; provided, however, that from and after January 1, 2014, the aggregate supplemental servicing fees for all loans that are owned by a third party investor and with respect to which we have acquired the related servicing rights (and that are not distressed whole loans) shall not exceed $700,000 in any fiscal quarter. Our Servicer is entitled to reimbursement for all customary, bona fide reasonable and necessary out-of-pocket expenses incurred by our Servicer in connection with the performance of its servicing obligations.

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

At this time, we do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under our MBWS agreement, our Servicer currently purchases loans saleable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at cost less an administrative fee paid by the correspondent to us plus accrued interest and a sourcing fee of three basis points.

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

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with our Servicer. Pursuant to the terms of our MSR recapture agreement, if our Servicer refinances via its retail lending business loans for which we previously held the MSRs, our Servicer is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such MSRs. The initial term of our MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from our Servicer the rights to receive certain excess servicing spread arising from MSRs acquired by our Servicer from banks and other third party financial institutions. Our Servicer is generally required to service or subservice the related mortgage loans for the applicable agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent our Servicer refinances any of the mortgage loans relating to the excess servicing spread we have acquired, the 2/1/13 Spread Acquisition Agreement contains recapture provisions requiring that our Servicer transfer to us, at no cost, the excess servicing spread relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair market value of the aggregate excess servicing spread to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such excess servicing spread.

On December 30, 2013, we entered into a second master spread acquisition and MSR servicing agreement with our Servicer (the “12/30/13 Spread Acquisition Agreement”). The terms of the 12/30/13 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to purchase excess servicing spread relating to Ginnie Mae MSRs under the 12/30/13 Spread Acquisition Agreement.

To the extent our Servicer refinances any of the mortgage loans relating to the excess servicing spread we have acquired, the 12/30/13 Spread Acquisition Agreement also contains recapture provisions requiring that our Servicer transfer to us, at no cost, the excess servicing spread relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 12/30/13 Spread Acquisition Agreement, in any month where the transferred excess servicing spread relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, our Servicer is also required to transfer additional excess servicing spread or cash in the amount of such shortfall. Similarly, in any month where the transferred excess servicing spread relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 12/30/13 Spread Acquisition Agreement contains provisions that require our Servicer to transfer additional excess servicing spread or cash in the amount of such shortfall. To the extent the fair market value of the aggregate excess servicing spread to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such excess servicing spread.

In connection with our entry into the 12/30/13 Spread Acquisition Agreement, we were also required to enter into a Security and Subordination Agreement (the “Security Agreement”) with CSFB. Under the terms of the Security Agreement, we pledged to CSFB our rights under the 12/30/13 Spread Acquisition Agreement and our interest in any excess servicing spread purchased thereunder. The Security Agreement was required as a result of a separate loan and security agreement between our Servicer and CSFB (the “LSA”), pursuant to which our Servicer pledged to CSFB all of its rights and interests in the Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and our Servicer. As a condition to permitting our Servicer to transfer to us the excess servicing spread relating to a portion of those pledged Ginnie Mae MSRs, CSFB required such transfer to be subject to CSFB’s continuing lien on the excess servicing spread, the pledge and acknowledgement of which were effected pursuant to the Security Agreement. CSFB’s lien on the excess servicing spread remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement contains representations, warranties and covenants by us that are substantially similar to those contained in our other financing arrangements with CSFB. The Security Agreement also permits CSFB to liquidate our excess servicing spread along with the related MSRs to the extent there exists an event of default under the LSA, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require our Servicer to either (i) repay in full the outstanding loan amount under the LSA or (ii) repurchase the excess servicing spread from us at fair market value. To the extent our Servicer is unable to repay the loan under the LSA or repurchase our excess servicing spread, an event of default would exist under the LSA, thereby entitling CSFB to liquidate the excess servicing spread and the related MSRs. In the event our excess servicing spread is liquidated as a result of certain actions or inactions of our Servicer, we generally would be entitled to seek indemnity under the 12/30/13 Spread Acquisition Agreement.

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

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Changes in interest rates affect the fair value of, interest income and net servicing income we earn from our mortgage-related investments. This effect is most pronounced with fixed-rate investments, MSRs and ESS. In general, rising interest rates negatively affect the fair value of our investments in MBS and mortgage loans, while decreasing market interest rates negatively affect the fair value of our MSRs and ESS.

Our operating results will depend, in part, on differences between the income from our investments and our financing costs. Presently much of our debt financing is based on a floating rate of interest calculated on a fixed spread over the relevant index, as determined by the particular financing arrangement.

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

We engage in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage this price risk resulting from interest rate risk, we use derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the value of our interest rate lock commitments, inventory of mortgage loans acquired for sale, MBS, ESS, mortgage loans and MSRs. We do not use derivative financial instruments for purposes other than in support of our risk management activities.

Prepayment Risk

To the extent that the actual prepayment rate on our mortgage loans differs from what we projected when we purchased the loans and when we measured fair value as of the end of each reporting period, our unrealized gain or loss will be affected. As we receive prepayments of principal on our MBS investments, any premiums paid for such investments will be amortized against interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the amortization of purchase premiums, thereby reducing the interest income earned on the MBS investments and will accelerate the amortization of MSRs and ESS thereby reducing net servicing income. Conversely, as we receive prepayments of principal on our investments, any discounts realized on the purchase of such investments will be accrued into interest income using the interest method through the expected maturity dates of the investments. In general, an increase in prepayment rates will accelerate the accrual of purchase discounts, thereby increasing the interest income earned on the MBS investments.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value as of December 31, 2013, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$2,064,256	$2,146,191	$2,223,313	$2,362,145	$2,423,255	$2,478,901
Change in fair value:
$	$(231,099)	$(149,165)	$(72,043)	$66,790	$127,899	$183,545
%	(10.07)%	(6.50)%	(3.14)%	2.91%	5.57%	8.00%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by variable interest entity as of December 31, 2013, net of the effect of changes in fair value of the related asset-backed secured financing of fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollars in thousands)
Fair value	$383,392	$377,416	$368,413	$347,723	$337,692	$317,730
Change in fair value:
$	$25,311	$19,335	$10,332	$(10,358)	$(20,389)	$(40,351)
%	7.07%	5.40%	2.89%	(2.89)%	(5.69)%	(11.27)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$313,791	$301,324	$295,426	$284,247	$278,946	$268,876
Change in fair value:
$	$24,054	$11,587	$5,689	$(5,490)	$(10,791)	$(20,861)
%	8.30%	4.00%	1.96%	(1.89)%	(3.72)%	(7.20)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$313,449	$301,207	$295,380	$284,270	$278,972	$268,851
Change in fair value:
$	$23,712	$11,470	$5,643	$(5,467)	$(10,765)	$(20,886)
%	8.18%	3.96%	1.95%	(1.89)%	(3.72)%	(7.21)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$296,517	$293,127	$291,432	$288,042	$286,347	$282,957
Change in fair value:
$	$6,780	$3,390	$1,695	$(1,695)	$(3,390)	$(6,780)
%	2.34%	1.17%	0.58%	(0.58)%	(1.17)%	(2.34)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of December 31, 2013, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$28,587	$27,481	$26,957	$25,964	$25,493	$24,597
Change in fair value:
$	$2,135	$1,029	$505	$(488)	$(959)	$(1,855)
%	8.07%	3.89%	1.91%	(1.84)%	(3.63)%	(7.01)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$28,932	$27,648	$27,040	$25,884	$25,336	$24,292
Change in fair value:
$	$2,479	$1,196	$588	$(568)	$(1,117)	$(2,160)
%	9.37%	4.52%	2.22%	(2.15)%	(4.22)%	(8.17)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$27,085	$26,768	$26,610	$26,294	$26,136	$25,819
Change in fair value:
$	$633	$316	$158	$(158)	$(316)	$(633)
%	2.39%	1.20%	0.60%	(0.60)%	(1.20)%	(2.39)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our excess servicing spread accounted for using the fair value option method as of December 31, 2013, given several shifts in pricing spreads, and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$145,742	$142,147	$140,414	$137,070	$135,457	$132,340
Change in fair value:
$	$7,019	$3,424	$1,692	$(1,652)	$(3,266)	$(6,383)
%	5.06%	2.47%	1.22%	(1.19)%	(2.35)%	(4.60)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$152,808	$145,477	$142,032	$135,542	$132,483	$126,706
Change in fair value:
$	$14,085	$6,755	$3,310	$(3,181)	$(6,240)	$(12,017)
%	10.15%	4.87%	2.39%	(2.29)%	(4.50)%	(8.66)%

Accounting Developments

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

            The amendments in this ASU require us to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity’s financial position. The ASU amendments and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and are shown for all periods presented on the consolidated balance sheet. The adoption of these ASU amendments did not have a material effect on our financial condition or results of operations.

In January of 2014, the FASB issued Accounting Standards Update No. 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) (“ASU 2014-04”). ASU 2014-04 clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.

ASU 2014-04 specifies that a creditor is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following:

a.	The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law.

b.	The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

ASU 2014-04 also requires disclosure of the carrying value of REO and its recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for the Company for annual and interim periods within those annual periods, beginning after December 15, 2014.

An entity can elect to adopt the amendments in this update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would apply the amendments in ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. The adoption of ASU-2014-04 is not expected to be material to our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 7A, the information set forth on pages 92 and 95 is incorporated herein by reference.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (1992). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (“the Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California February 28, 2014

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2014, which is within 120 days after the end of fiscal year 2013.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.10	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.11	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.12†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.14	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.15	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.17	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.18	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.22	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First
Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.24	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.25	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.27	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.28	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.29	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.30	Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.31	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.32	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.33	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.34	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.35	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

Exhibit Number	Exhibit Description

10.37	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.38	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.39	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.42	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.43	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.45	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.46	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.48	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.50	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.51	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.52	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.53	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.55	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

10.56	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.57	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.58	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.59	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.60	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.61	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.62	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.63	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.64	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

Exhibit Number	Exhibit Description

10.65	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.66	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

10.67	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.68	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.69	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.70	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.71	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.72	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.73	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.75	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.76	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.77	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.78	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.79	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.80	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.81	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.82	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.86	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.87	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.88	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.89	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.90	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.91	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.92	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

Exhibit Number	Exhibit Description

10.93	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.94	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.95	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.96	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.97	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.98	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.99	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.100	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.101	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.102	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.103	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.104	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.105	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.106	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.107	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.108	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.109	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.110	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.111	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Page
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets	F–1
Consolidated Statements of Income	F–2
Consolidated Statements of Changes in Shareholders’ Equity	F–3
Consolidated Statements of Cash Flows	F–4
Notes to Consolidated Financial Statements	F–6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 28, 2014

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands, except share data)
ASSETS
Cash	$27,411	$33,756
Short-term investments	92,398	39,017
Mortgage-backed securities at fair value	197,401	—
Mortgage loans acquired for sale at fair value (includes $454,210 and $947,522 pledged to secure mortgage loans acquired for sale under agreements to repurchase)	458,137	975,184
Mortgage loans at fair value (includes $1,963,266 and $956,583 pledged to secure mortgage loans sold under agreements to repurchase)	2,076,665	1,189,971
Mortgage loans under forward purchase agreements at fair value (includes $218,128 pledged to secure borrowings under forward purchase agreements)	218,128	—
Mortgage loans at fair value held by variable interest entity (includes $516,473 collateralized mortgage loans at fair value held by variable interest entity sold under agreement to repurchase and financed under asset-backed secured financing at fair value)	523,652	—

Excess servicing spread purchased from PennyMac Financial Services, Inc.	138,723	—
Derivative assets	7,976	23,706

Real estate acquired in settlement of loans (includes $98,109 and $23,834 pledged to secure real estate acquired in settlement of loans sold under agreements to repurchase)	138,942	88,078
Real estate acquired in settlement of loans under forward purchase agreements, pledged to secure forward purchase agreements	9,138	—
Mortgage servicing rights (includes $26,452 and $1,346 carried at fair value)	290,572	126,776

Servicing advances	59,573	32,191
Due from PennyMac Financial Services, Inc.	6,009	4,829
Other assets	66,192	46,155

Total assets	$4,310,917	$2,559,663

LIABILITIES
Assets sold under agreements to repurchase:
Securities	$190,861	$—
Mortgage loans acquired for sale at fair value	424,670	894,906
Mortgage loans at fair value	1,070,105	353,805
Mortgage loans at fair value held by variable interest entity	315,744	—
Real estate acquired in settlement of loans	38,225	7,391
Borrowings under forward purchase agreements	226,580	—
Asset-backed secured financing at fair value	165,415	—
Exchangeable senior notes	250,000	—
Derivative liabilities	1,961	967
Accounts payable and accrued liabilities	71,561	48,285
Due to PennyMac Financial Services, Inc.	18,636	12,216
Income taxes payable	59,935	36,316
Liability for losses under representations and warranties	10,110	4,441

Total liabilities	2,843,803	1,358,327

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 70,458,082 and 58,904,456 common shares, respectively	705	589
Additional paid-in capital	1,384,468	1,129,858
Retained earnings	81,941	70,889

Total shareholders’ equity	1,467,114	1,201,336

Total liabilities and shareholders’ equity	$4,310,917	$2,559,663

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per-share data)
Net investment income
Net gain on mortgage loans acquired for sale	$98,669	$147,675	$7,633
Loan origination fees	17,765	10,545	1,085
Net interest income:
Interest income	122,862	72,441	36,148
Interest expense	65,222	31,642	16,946

	57,640	40,799	19,202

Net gain on investments	207,758	103,649	82,643
Net loan servicing fees	32,791	(754)	20
Results of real estate acquired in settlement of loans	(13,491)	1,368	1,079
Other	4,386	244	6

Net investment income	405,518	303,526	111,668

Expenses
Expenses payable to PennyMac Financial Services, Inc.:
Loan fulfillment fees	79,712	62,906	1,747
Loan servicing fees	39,413	18,608	13,204
Management fees	32,410	12,436	6,740
Professional services	8,373	6,053	4,434
Compensation	7,914	7,144	5,161
Other	23,061	9,557	7,887

Total expenses	190,883	116,704	39,173

Income before provision for income taxes	214,635	186,822	72,495
Provision for income taxes	14,445	48,573	8,056

Net income	$200,190	$138,249	$64,439

Earnings per share
Basic	$3.13	$3.14	$2.41
Diluted	$2.96	$3.14	$2.41
Weighted-average shares outstanding
Basic	63,426	43,553	26,396
Diluted	69,448	43,876	26,679

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
	(in thousands)
Balance at December 31, 2010	16,832	$168	$317,175	$2,570	$319,913
Net income	—	—	—	64,439	64,439
Share-based compensation	89	1	3,737	—	3,738
Cash dividends, $1.42 per share	—	—	—	(39,548)	(39,548)
Proceeds from offerings of common shares	11,484	115	205,941	—	206,056
Underwriting and offering costs	—	—	(8,581)	—	(8,581)

Balance at December 31, 2011	28,405	284	518,272	27,461	546,017
Net income	—	—	—	138,249	138,249
Share-based compensation	163	2	5,066	—	5,068
Cash dividends, $2.22 per share	—	—	—	(94,821)	(94,821)
Proceeds from offerings of common shares	30,336	303	607,881	—	608,184
Underwriting and offering costs	—	—	(1,361)	—	(1,361)

Balance at December 31, 2012	58,904	589	1,129,858	70,889	1,201,336
Net income	—	—	—	200,190	200,190
Share-based compensation	254	3	5,449	—	5,452
Cash dividends, $2.87 per share	—	—	—	(189,138)	(189,138)
Proceeds from offerings of common shares	11,300	113	261,482	—	261,595
Underwriting and offering costs	—	—	(12,321)	—	(12,321)

Balance at December 31, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$200,190	$138,249	$64,439
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(98,669)	(147,675)	(7,633)
Accrual of unearned discounts on mortgage-backed securities at fair value and capitalization of interest and advances on mortgage loans at fair value	(186)	(142)	(1,993)
Capitalization of interest and advances on mortgage loans at fair value	(43,481)	(19,745)	(8,550)
Accrual of interest on excess spread investment	(1,348)	—	—
Accrual of costs related to forward purchase agreements	7,083	3,421	4,406
Amortization of credit facility commitment fees and debt issuance costs	9,081	2,952	1,842
Net gain on investments	(210,168)	(103,649)	(82,643)
Change in fair value, amortization and impairment of mortgage servicing rights	22,642	11,730	48
Results of real estate acquired in settlement of loans	13,491	(1,368)	(1,079)
Share-based compensation expense	5,452	5,067	3,738
Purchases of mortgage loans acquired for sale at fair value	(32,025,502)	(22,443,136)	(1,318,763)
Sales of mortgage loans acquired for sale at fair value to nonaffiliates	15,818,582	12,834,001	512,447
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	16,113,806	8,864,265	577,852
(Increase) decrease in due from PennyMac Financial Services, Inc.	(1,180)	(4,482)	1,768
Increase in other assets	(69,090)	(28,631)	(33,910)
Increase (decrease) in accounts payable and accrued liabilities	(14,518)	32,818	(2,662)
Increase in payable to PennyMac Financial Services, Inc.	7,364	50	6,571
Increase in income taxes payable	23,619	35,875	441

Net cash used by operating activities	(242,832)	(820,400)	(283,681)

Cash flows from investing activities
Net increase in short-term investments	(53,381)	(8,698)	(30,319)
Purchase of United States Treasury security	—	—	(50,000)
Maturity of United States Treasury security	—	50,000	—
Purchase of Agency debt security	(12,000)	—	—
Sale of Agency debt security	13,725	—	—
Purchases of mortgage-backed securities at fair value	(199,558)	(112,211)	(21,420)
Sales and repayments of mortgage-backed securities at fair value	2,566	189,167	67,660
Purchases of mortgage loans at fair value	(1,063,162)	(541,696)	(453,323)
Repayments and sales of mortgage loans at fair value	255,210	169,877	122,744
Repayments of mortgage loans held by variable interest entity	7,356	—	—
Repayments of mortgage loans under forward purchase agreements at fair value	15,319	14,292	33,097
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(139,028)	—	—
Repayment of excess spread investment	4,076	—	—
Purchase of real estate acquired in settlement of loans	(82)	(48)	(1,511)
Sales of real estate acquired in settlement of loans	120,925	126,499	63,203
Sales of real estate acquired in settlement of loans under forward purchase agreements	651	9,912	1,258
Purchases of mortgage servicing rights	(1,419)	(23)	—
Sales of mortgage servicing rights	—	104	—
Decrease (increase) in margin deposits and restricted cash	19,806	(8,617)	(632)

Net cash used by investing activities	(1,028,996)	(111,442)	(269,243)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from financing activities
Sales of securities under agreements to repurchase	510,761	752,343	1,423,615
Repurchases of securities sold under agreements to repurchase	(319,900)	(867,836)	(1,409,324)
Sales of mortgage loans acquired for sale at fair value under agreements to repurchase	30,462,593	20,654,543	1,297,671
Repurchases of mortgage loans acquired for sale at fair value under agreements to repurchase	(30,932,829)	(19,972,313)	(1,087,486)
Sales of mortgage loans at fair value under agreements to repurchase	1,590,950	431,130	234,073
Repurchases of mortgage loans at fair value sold under agreements to repurchase	(830,254)	(352,975)	(103,354)
Sales of mortgage loans at fair value held by variable interest entity under agreements to repurchase	876,629	—	—
Repurchases of mortgage loans at fair value held by variable interest entity sold under agreements to repurchase	(560,886)	—	—
Advances from note payable secured by mortgage loan at fair value	—	—	33,386
Repayments of note payable secured by mortgage loans at fair value	—	(28,617)	(4,769)
Sales of real estate acquired in settlement of loans financed under agreement to repurchase	14,474	10,753	37,587
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	(28,034)	(30,855)	(10,093)
Repayments of borrowings under forward purchase agreements	(27,070)	(157,166)	(47,167)
Proceeds from asset-backed secured financing at fair value	170,008	—	—
Repayments of asset-backed secured financing at fair value	(2,406)	—	—
Proceeds from issuance of common shares	261,595	608,184	206,056
Payment of common share underwriting and offering costs	(12,321)	(1,361)	(8,581)
Issuance of exchangeable senior notes	250,000	—	—
Payment of exchangeable senior notes issuance cost	(7,425)	—	—
Payment of contingent underwriting fees payable	(2,834)	—	—
Payments of dividends	(147,568)	(94,821)	(39,548)

Net cash provided by financing activities	1,265,483	951,009	522,066

Net increase (decrease) in cash	(6,345)	19,167	(30,858)
Cash at beginning of year	33,756	14,589	45,447

Cash at end of year	$27,411	$33,756	$14,589

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

The Company operates in two segments: correspondent lending and investment activities:

•	The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”), both subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, real estate acquired in settlement of loans (“REO”), MBS, mortgage servicing rights (“MSRs”) and excess servicing spread (“ESS”). The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”). All significant intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Reclassification of previously presented balances

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

•	Interest expense is included with Interest income under a new caption, Net interest income, to better reflect the Company’s results due to growth in its portfolio of interest-earning assets. This reclassification results in the presentation of Net interest income in Net investment income and a decrease in Expenses.

•	Loan servicing fees payable to PennyMac Financial Services, Inc. is presented without the inclusion of other servicing expenses payable to nonaffiliates. Previously, Loan servicing expense included amounts payable to PFSI and to nonaffiliates. Amounts payable to nonaffiliates have been reclassified to Other expenses.

Following is a summary of the reclassifications for the periods presented:

	As reported		As previously reported		Reclassification
	Year ended December 31,		Year ended December 31,		Year ended December 31,
	2012	2011	2012	2011	2012	2011
	(in thousands)
Net interest income (new caption):
Interest income	$72,441	$36,148	$72,441	$36,148	$—	$—
Interest expense	31,642	16,946	—	—	31,642	16,946

	40,799	19,202	72,441	36,148	31,642	16,946

Net investment income	$303,526	$111,668	$335,168	$128,614	$(31,642)	$(16,946)
Expenses:
Interest expense	$—	$—	$31,642	$16,946	$(31,642)	$(16,946)
Loan servicing fees payable to PennyMac Financial Services, Inc.	18,608	13,204	20,180	15,364	(1,572)	(2,160)
Other	9,557	7,887	7,985	5,727	1,572	2,160

Total expenses	116,704	39,173	148,346	56,119	(31,642)	(16,946)

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

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Investment portfolio purchases:
Loans	$1,309,767	$542,766	$647,609
REO	120	297	2,475

	$1,309,887	$543,063	$650,084

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Loans	$443,154	$504,710	$575,460
REO	38	48	2,160

	$443,192	$504,758	$577,620

Throughout the three-year period ended December 31, 2013, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The CGM assets are held in a trust subsidiary by CGM pending payment by the Company.

The Company recognized these assets and related obligations as of the dates of the agreements and recognizes all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows for the periods presented include the following amounts related to the forward purchase agreements:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Statements of income:
Net gain on mortgage loans	$11,720	$9,293	$14,357
Interest income on mortgage loans	$3,659	$996	$1,131
Results of REO	$(20)	$1,870	$171
Interest expense	$3,707	$2,396	$3,116
Loan servicing fees	$852	$1,011	$744
Statements of cash flows:
Repayments of mortgage loans	$15,319	$14,292	$33,097
Sales of REO	$651	$9,912	$1,258
Repayments of borrowings under forward purchase agreements	$(27,070)	$(157,166)	$(47,167)

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Significant Accounting Policies

PMT’s significant accounting policies are summarized below.

Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has whole ownership of all of its subsidiaries, and therefore has no significant equity method or cost-basis investments. All significant intercompany accounts and transactions have been eliminated upon consolidation. The Company also consolidates assets and liabilities included in certain forward purchase agreements and securitization transactions as discussed below.

Securitizations

The Company enters into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, the Company transfers mortgage loans on its balance sheet to an SPE, which then issues to investors various forms of interests in those assets. In a securitization transaction, the Company typically receives cash and/or interests in an SPE in exchange for the assets transferred by the Company.

SPEs are generally considered variable interest entities (“VIEs”). A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns.

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

The Company evaluates the securitization trust into which mortgage loans are sold to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore whether it is required to consolidate the securitization trust. For the VIE consolidated by the Company, PMT determined it was the primary beneficiary of the VIE as it had the power, through its affiliate, PLS, in its role as servicer of the mortgage loans, to direct the activities of the trust that most significantly impact the trust’s economic performance and the retained subordinated and residual interest trust certificates expose the Company to potentially significant losses and returns.

The asset-backed securities issued by the consolidated VIE are backed by the expected cash flows from the underlying mortgage loans. Cash inflows from these mortgage loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior notes or certificates. After these senior obligations are settled, substantially all cash inflows will be directed to the subordinated notes until fully repaid and, thereafter, to the residual interest that the Company owns in the trust.

The Company retains interests in the securitization transaction, including senior and subordinated notes or certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on the securitized assets. The Company expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinated and residual retained interests. The Company has no obligation to repurchase or replace qualified securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

For financial reporting purposes, the underlying loans and securities owned by the consolidated VIE are shown under Mortgage loans at fair value held by variable interest entity on the Company’s consolidated balance sheets. The securities issued to third parties by the consolidated VIE are classified as secured borrowings and shown as Asset-backed secured financing on the Company’s consolidated balance sheets. The Company includes the interest income earned on the loans owned at the VIE and interest expense attributable to the asset-backed securities issued by the VIE on its consolidated income statements.

Forward Purchase Agreements

The Company enters into transactions whereby it agrees to purchase identified pools of mortgage loans at a later date while assuming all of the responsibilities for servicing the loans and the risks and rewards relating to holding such mortgage loans as of a cutoff date that is before the loans are purchased. Such transactions are referred to as forward purchase agreements. Under forward purchase agreements, the assets are held by the seller of the assets within a separate trust entity. Management has concluded that the Company is the primary beneficiary of those held assets and therefore consolidates those assets held in the VIE.

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

Valuation of Financial Instruments

PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and others.

•	Level 3—Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

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

Management incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed mortgage loans or non-Agency, non-conforming mortgage loans, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at a market discount rate that is intended to reflect the lack of liquidity in the market.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent money market deposit accounts. The Company’s short-term investments are classified as a “Level 1” fair value financial statement item.

Mortgage-Backed Securities and Agency Debt

The Company invests in Agency and non-Agency MBS and Agency debt. Purchases and sales of MBS and Agency debt are recorded as of the trade date. The Company’s investments in MBS and Agency debt are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method as a component of Interest income. Changes in fair value arising from other factors are recognized as a component of Net gain (loss) on investments.

The Company categorizes its investments in Agency MBS as “Level 2” and non-Agency MBS and Agency debt as “Level 3” fair value financial statement items due to their illiquidity and the present lack of an active observable market for such securities.

Interest Income Recognition

Interest income on Agency debt and MBS is recognized over the life of the security using the interest method. Management estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. Management updates its cash flow estimates monthly.

Estimating cash flows requires a number of assumptions that are subject to uncertainties, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon interest rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. Management applies its judgment in developing its estimates. However, these uncertainties are difficult to predict; therefore, the outcome of future events will affect the Company’s estimates and interest income.

Mortgage Loans

Mortgage loans and mortgage loans under forward purchase agreements are carried at their estimated fair values. Changes in the estimated fair value of mortgage loans are recognized in current period income. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gain (loss) on investments for mortgage loans classified as mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value and Net gain on mortgage loans acquired for sale for mortgage loans classified as mortgage loans acquired for sale at fair value.

Mortgage loans held by variable interest entity are carried at their estimated fair values and the Company has the intent and ability to hold such loans for the foreseeable future. Changes in the estimated fair value of mortgage loans held by variable interest entity are recognized in current period income as a component of Net gain (loss) on investments. Changes in fair value relating to accrual of unearned discounts and amortization of purchase premiums are accrued or amortized to interest income using the interest method over the estimated remaining life of the loans including anticipated prepayments.

Sale Recognition

The Company purchases and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and liability under representations and warranties it makes to purchasers and insurers of the loans.

The Company recognizes transfers of mortgage loans as sales when it surrenders control over the mortgage loans. Control over transferred mortgage loans is deemed to be surrendered when (i) the mortgage loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred mortgage loans, and (iii) the Company does not maintain effective control over the transferred mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific mortgage loans. The Company deems a transfer of mortgage loans to a VIE is a sale if the Company determines that it is not the primary beneficiary of the VIE, as the Company does not have the power to direct the activities that will have the most significant economic impact on the VIE and/or does not hold a variable interest that could potentially be significant to the VIE.

Interest Income Recognition

Interest income on mortgage loans acquired for sale and mortgage loans at fair value is recognized over the life of the loans using their contractual interest rates. Interest income on mortgage loans held in a variable interest entity is recognized over the estimated remaining life of the mortgage loans using the interest method. Unearned discounts and purchase premiums are accrued and amortized to interest income using the interest method.

Income recognition is suspended for loans when they become 90 days delinquent, or when, in management’s opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Derivative Financial Instruments

In its loan origination activities, the Company makes contractual commitments to loan applicants to originate mortgages at specified interest rates (“interest rate lock commitments” or “IRLCs”). These commitments are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans acquired for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are also accounted for as derivative instruments. These instruments may also be used to manage the risk created by changes in interest rates on certain of the MSRs the Company holds. The Company classifies its IRLCs as “Level 3” financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs and holding mortgage loans pending sale as “Level 2” fair value financial statement items.

The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in fair value being reported in current period income. The fair value of the Company’s derivative financial instruments is included in Derivative assets and Derivative liabilities and changes in fair value are included in Net gain on mortgage loans acquired for sale or in Net loan servicing fees, as applicable, in the Company’s consolidated statements of income.

When the Company has master netting agreements with its derivatives counterparties, the Company nets its counterparty positions along with any cash collateral received from or delivered to the counterparty.

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition and disposition of REO. The Company has engaged PLS to provide these services on its behalf.

The value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.250% to 0.375% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The Company recognizes MSRs initially at their estimated fair values, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The precise fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings. Therefore, the Company classifies its MSRs as “Level 3” fair value financial statement items.

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

The Company periodically assesses MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, the Company recognizes the increase in value in current-period earnings and adjusts the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

The Company stratifies its MSRs by risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note rate. Fixed-rate loans are stratified into note rate pools of 50 basis points for note rates between 3.0% and 4.5% and a single pool for note rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note rate pools is below the carrying value of the MSRs for that pool, impairment is recognized to the extent of the difference between the estimated fair value and the existing carrying value for that pool.

Management periodically reviews the various impairment strata to determine whether the value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs are included in current period income as a component of Net loan servicing fees.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net loan servicing fees.

Excess Servicing Spread

The Company has acquired the right to receive the ESS related to MSRs owned by PFSI. ESS is carried at its estimated fair value. Changes in fair value are recognized in current period income in Net gain on investments. ESS is categorized as a “Level 3” financial statement item. Because the ESS is a claim to a portion of the cash flows from MSRs, the valuation of the ESS is similar to that of MSRs. The Company uses the same discounted cash flow approach to measuring the ESS as used to value MSRs except that certain inputs relating to the cost to service the loans underlying the MSR and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The difference between the fair value of ESS and its amortized cost basis is recorded in Net gain on investments.

Interest Income Recognition

Interest income for ESS is accrued using the interest method, based upon the expected cash flows accruing to the ESS. Changes in expected cash flows are recognized using a retrospective adjustment, which is recorded in the period in which the change in expected cash flows occurs. Under the retrospective method, the interest income recognized for a reporting period is measured as the difference between the amortized cost basis at the end of the period and the amortized cost basis at the beginning of the period, plus any cash received during the period.

Real Estate Acquired in Settlement of Loans

REO is measured at the lower of the acquisition cost of the property (as measured by cost in the case of purchased REO; or the fair value of the property at the time of acquisition in the case of acquisition in settlement of a loan) or its fair value reduced by estimated costs to sell. REO is categorized as a “Level 3” fair value financial statement item. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

Assets Sold Under Agreements to Repurchase

Assets sold under agreements to repurchase are carried at historical cost. Costs of creating the facilities underlying the agreements are recognized as deferred charges in Other assets and amortized to Interest expense over the term of the borrowing facility on the straight-line basis.

Asset-Backed Secured Financing at Fair Value

In conjunction with the on-balance sheet securitization, the certificates issued to nonaffiliates by the VIE are recorded as a financing arrangement. Those certificates issued to nonaffiliates have the right to receive principal and interest payments of the mortgage loans held by the consolidated VIE. Asset-backed secured financings are carried at estimated fair value. Changes in fair value are recognized in current period income as a component of Net gain on investments.

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

The Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Company’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, The Company’s representations and warranties are generally not subject to stated limits of exposure. However, management believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. Management believes the range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by management as probable of being paid are recorded as a reduction of additional paid-in capital.

Loan Servicing Fees

Loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio. Loan servicing fees are deemed to be earned when they are collected.

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

The Company determines the fair value of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliates:

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

The Company’s taxable REIT subsidiaries are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which management expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

Subject to management’s judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. Management recognizes a tax benefit relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

As of December 31, 2013 and 2012, the Company was not under examination by any federal or state income taxing authority.

Note 4—Transactions with Related Parties

Management Fees

Before February 1, 2013, under a management agreement, PMT paid PCM a base management fee which was calculated at 1.5% per year of shareholders’ equity. The management agreement also provided for a performance incentive fee. The performance incentive fee was calculated at 20% per year of the amount by which “core earnings,” on a rolling four-quarter basis and before the incentive fee, exceeded an 8% “hurdle rate” as defined in the management agreement. The Company did not incur a performance incentive fee before February 1, 2013.

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

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss computed in accordance with U.S. GAAP and certain other non-cash charges determined after discussions between PCM and PMT’s independent trustees and after approval by a majority of PMT’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the four-quarter period.

The “high watermark” is the quarterly adjustment that reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS yield (the target yield) for such quarter. The “high watermark” starts at zero and is adjusted quarterly. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both payable quarterly in arrears. The performance incentive fee may be paid in cash or in PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at the Company’s option.

Following is a summary of the base management and performance incentive fees recorded by the Company for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Management fee:
Base management fee	$19,644	$12,436	$6,740
Performance incentive fee	12,766	—	—

Total management fee incurred during the year	$32,410	$12,436	$6,740

In the event of termination, PCM may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual (or, if the period is less than 24 months, annualized) performance incentive fee earned by PCM, in each case during the 24-month period before termination.

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

•	The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fees for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are severely delinquent and in foreclosure.

•	The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•	PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each subserviced loan; provided, however, that from and after January 1, 2014, the aggregate supplemental servicing fees for all loans that are owned by a third party investor and with respect to which the Company has acquired the related servicing rights (and that are not distressed whole loans) shall not exceed $700,000 in any fiscal quarter. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•	PLS, on behalf of the Company, currently participates in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees payable to PLS:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Loan servicing fees payable to PLS:
Base	$26,993	$14,332	$9,740
Activity-based	12,420	4,276	3,464

	$39,413	$18,608	$13,204

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

At this time, the Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, PLS currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the Correspondent to PMT plus accrued interest and a sourcing fee of three basis points.

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

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year per early purchase facility administered, and (ii) in the amount of $50 for each mortgage loan the Company acquires. In consideration for the warehouse services provided by PLS with respect to mortgage loans that the Company finances for its warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year per warehouse line administered, and (ii) in the amount of $50 for each mortgage loan that the Company finances thereunder. Where the Company has entered into both an early purchase agreement and a warehouse lending agreement with the same client, PLS shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent lending activity between the Company and PLS:

	Year ended December 31,
	2013	2012	2011
	(in thousands)

Fulfillment fees expense	$79,712	$62,906	$1,747
Unpaid principal balance of loans fulfilled	$15,225,153	$13,028,375	$505,317

Sourcing fees received	$4,611	$2,505	$166
Proceeds from sales of loans to PLS	$16,113,806	$8,864,264	$577,852

At year end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS	$112,360	$153,326	$46,266

Investment Activities

Pursuant to the terms of a MSR recapture agreement, effective February 1, 2013, if PLS refinances through its retail lending business loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, pay cash to PMT in an amount equal to such fair market value in lieu of transferring such MSRs. MSR recapture amounts are shown in Note 31—Net loan servicing fees. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods.

Pursuant to two master spread acquisition and MSR servicing agreements, effective February 1, 2013 and December 30, 2013, PMT may acquire from PLS the rights to receive certain ESS arising from MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans. The terms of each transaction under each master spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period of time (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the year ended December 31, 2013, $944,000 was paid to PCM.

The reimbursement agreement also provides for the payment to the underwriters in such offering of the payment that the Company agreed to make to them at the time of the offering if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the year ended December 31, 2013, $1.9 million was paid to the underwriters.

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

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Reimbursement of common overhead incurred by PCM and its affiliates	$10,989	$4,183	$4,086
Reimbursement of expenses incurred on PMT’s behalf	4,638	3,146	2,219

	$15,627	$7,329	$6,305

Payments and settlements during the year (1)	$121,230	$85,554	$12,656

(1)	Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PCM and its affiliates.

Amounts due to PFSI are summarized below:

	December 31,
	2013	2012
	(in thousands)
Management fees	$8,924	$4,499
Servicing fees	5,915	3,670
Allocated expenses	2,009	1,106
Underwriting fees payable	1,788	2,941

	$18,636	$12,216

Amounts due from affiliates totaling $6.0 million and $4.8 million at December 31, 2013 and December 31, 2012, respectively, represent amounts receivable pursuant to loan sales to PLS and reimbursable expenses paid on the affiliates’ behalf by the Company.

Private National Mortgage Acceptance Company, LLC, which is PCM’s parent company and a subsidiary of PFSI, held 75,000 common shares of beneficial interest of PMT at both December 31, 2013 and December 31, 2012.

Note 5—Earnings Per Share

The Company grants restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined using net income reduced by income attributable to the participating securities and divided by the weighted-average common shares outstanding during the period.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on its Exchangeable Senior Notes (the “Notes”) for the periods presented, by the weighted-average common shares outstanding, assuming all potentially dilutive common shares were issued. In periods in which the Company records a loss, potentially dilutive common shares are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$200,190	$138,249	$64,439
Effect of participating securities—share-based compensation awards	(1,751)	(1,433)	(699)

Net income attributable to common shareholders	$198,439	$136,816	$63,740

Weighted-average shares outstanding	63,426	43,553	26,396

Basic earnings per share	$3.13	$3.14	$2.41

Diluted earnings per share:
Net income	$200,190	$138,249	$64,439
Interest on exchangeable senior notes, net of income taxes	5,556	—	—

Net income available to diluted shareholders	$205,746	$138,249	$64,439

Weighted-average shares outstanding	63,426	43,553	26,396
Dilutive potential common shares:
Shares issuable pursuant to conversion of exchangeable senior notes	5,647	—	—
Shares issuable under share-based compensation awards	375	323	283

Diluted weighted-average number of common shares outstanding	69,448	43,876	26,679

Diluted earnings per share	$2.96	$3.14	$2.41

Note 6—Loan Sales

As described in Note 1—Organization and Basis of Presentation, the Company is a variable interest holder in various SPEs that relate to its loan transfer activities. The Company has segregated its involvement with VIEs between those VIEs for which the Company does not consolidate and those VIEs which are consolidated.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions where the Company maintains continuing involvement with the mortgage loans as well as unpaid principal balance information at period end:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows:
Proceeds from sales	$15,818,582	$12,834,002	$518,567
Service fees received(1)	$51,712	$10,871	$213
Year end information:
Unpaid principal balance of loans outstanding	$25,792,933	$12,168,740	$495,031
Delinquencies:
30-89 days	$68,156	$45,021	$—
90 or more days or in foreclosure or bankruptcy	$13,375	$1,386	$—

(1)	Net of guarantee fees

Consolidated VIE

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned VIE issued $537.0 million in offered certificates backed by fixed rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. Management concluded that the Company is the primary beneficiary of the VIE which should therefore be consolidated. Consolidation of the VIE results in the securitization transaction being accounted for as secured financing. The securitized mortgage loans remain on the consolidated balance sheets of the Company along with the certificates issued to nonaffiliates by the VIE. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates. The following table presents a summary of the assets and liabilities of the VIE. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIE

	December 31,
	2013	2012
	(in thousands)

Assets
Mortgage loans at fair value held by variable interest entity	$523,652	$—
Interest receivable, included as other assets	1,584	—

Total	$525,236	$—

Liabilities
Asset-backed secured financing at fair value	$165,415	$—
Interest payable, included as accounts payable and accrued liabilities	497	—

Total	$165,912	$—

Note 7—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its IRLCs, mortgage loans acquired for sale at fair value, MBS, and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a master netting arrangement. In the event of default, all counterparties are subject to legally enforceable master netting agreements. The derivatives that are not subject to a master netting arrangement are IRLCs. As of December 31, 2013 and December 31, 2012, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

	December 31, 2013			December 31, 2012
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$272	$—	$272	$977	$—	$977
Forward purchase contracts	1,229	—	1,229	2,617	—	2,617
Forward sale contracts	16,385	—	16,385	3,458	—	3,458
Options on Eurodollar futures	566	—	566
Netting	—	(12,986)	(12,986)	—	(2,825)	(2,825)

	18,452	(12,986)	5,466	7,052	(2,825)	4,227

Derivatives not subject to master netting arrangements:

Interest rate lock commitments	2,510	—	2,510	19,479	—	19,479

	$20,962	$(12,986)	$7,976	$26,531	$(2,825)	$23,706

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2013				December 31, 2012
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$2,510	$—	$—	$2,510	$19,479	—	—	$19,479
Bank of America, N.A.	1,024	—	—	1,024	1,219	—	—	1,219
Daiwa Capital Markets	608	—	—	608	—	—	—	—
Barclays	—	—	—	—	15	—	—	15
Citibank	—	—	—	—	1,009	—	—	1,009
Fannie Mae Capital Markets	432	—	—	432	—	—	—	—
Jefferies & Co	—	—	—	—	21	—	—	21
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	820	—	—	820
Morgan Stanley Bank, N.A.	546	—	—	546	316	—	—	316
RJ O’Brien	566	—	—	566	—	—	—	—
Wells Fargo	378			378	99			99
Cantor Fitzgerald LP	613	—	—	613	581	—	—	581
Other	1,299	—	—	1,299	147	—	—	147

Total	$7,976	$—	$—	$7,976	$23,706	$—	$—	$23,706

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for set off.

	December 31, 2013			December 31, 2012
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$7,420	$—	$7,420	$1,741	$—	$1,741
Forward sale contracts	1,295	—	1,295	4,520	—	4,520
Netting	—	(8,015)	(8,015)	—	(5,294)	(5,294)

	8,715	(8,015)	700	6,261	(5,294)	967
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	1,261	—	1,261	—	—	—

	9,976	(8,015)	1,961	6,261	(5,294)	967

Assets sold under agreements to repurchase:
Securities	190,861	—	190,861	—	—	—
Mortgage loans acquired for sale at fair value	424,670	—	424,670	894,906	—	894,906
Mortgage loans at fair value	1,070,105	—	1,070,105	353,805	—	353,805
Mortgage loans at fair value held by variable interest entity	315,744		315,744
Real estate acquired in settlement of loans	38,225	—	38,225	7,391	—	7,391

	2,039,605	—	2,039,605	1,256,102	—	1,256,102

	$2,049,581	$(8,015)	$2,041,566	$1,262,363	$(5,294)	$1,257,069

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

	December 31, 2013				December 31, 2012
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Citibank	$945,015	$(944,856)	$—	$159	$474,625	$(474,625)	$—	$—
Credit Suisse First Boston Mortgage Capital LLC	523,546	(523,546)	—	—	243,525	(243,525)	—	—
Bank of America, N.A.	408,452	(408,452)	—	—	256,711	(256,711)	—	—
Deutsche Bank	110	—		110
Daiwa Capital Markets	132,525	(132,525)	—	—	—	—	—	—
Morgan Stanley Bank, N.A.	30,226	(30,226)	—	—	155,321	(155,321)	—	—
JP Morgan	228			228
Wells Fargo Bank, N.A.	—	—	—	—	47,140	(47,140)	—	—
Barclays	47	—	—	47	79,253	(78,780)	—	473
Interest rate lock commitments	1,261	—	—	1,261	—	—	—	—
Other	156	—	—	156	494	—	—	494

Total	$2,041,566	$(2,039,605)	$—	$1,961	$1,257,069	$(1,256,102)	$—	$967

Note 8—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured based on their estimated fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its estimated fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and MSRs relating to loans with initial interest rates of more than 4.5%, to be accounted for at estimated fair value. Management has elected to account for these financial statement items at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its asset-backed secured financing to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans held by variable interest entity which are also carried at fair value.

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ values. Management has identified these assets for accounting at the lower of amortized cost or fair value.

The Company’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are generally aimed at moderating the effects of changes in interest rates on the assets’ values. At times during the year ended December 31, 2013, a portion of the IRLCs, the fair value of which typically increases when prepayment speeds increase, was used to mitigate the effect of changes in fair value of the MSRs, which typically decreases as prepayment speeds increase.

For assets sold under agreements to repurchase, borrowings under forward purchase agreements and the exchangeable senior notes, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the usage of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$92,398	$—	$—	$92,398
Mortgage-backed securities at fair value	—	197,401	—	197,401
Mortgage loans acquired for sale at fair value	—	458,137	—	458,137
Mortgage loans at fair value	—	—	2,076,665	2,076,665
Mortgage loans under forward purchase agreements at fair value	—	—	218,128	218,128
Mortgage loans at fair value held by variable interest entity	—	523,652	—	523,652
Excess servicing spread purchased from PennyMac Financial Services, Inc.	—	—	138,723	138,723
Mortgage servicing rights at fair value	—	—	26,452	26,452
Derivative assets:
Interest rate lock commitments	—	—	2,510	2,510
MBS put options	—	272	—	272
Forward purchase contracts	—	1,229	—	1,229
Forward sales contracts	—	16,385	—	16,385
Options on Eurodollar futures	—	566	—	566

Total derivative assets	—	18,452	2,510	20,962
Netting (1)	—	—	—	(12,986)

Total derivative assets	—	18,452	2,510	7,976

	$92,398	$1,197,642	$2,462,478	$3,739,532

Liabilities:
Asset-backed secured financing at fair value	—	165,415	—	165,415
Derivative liabilities:
Interest rate lock commitments	—	—	1,261	1,261
Forward purchase contracts	—	7,420	—	7,420
Forward sales contracts	—	1,295	—	1,295

Total derivative liabilities	—	8,715	1,261	9,976
Netting (1)	—	—	—	(8,015)

Total derivative liabilities	—	8,715	1,261	1,961

Total liabilities	$—	$174,130	$1,261	$167,376

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$39,017	$—	$—	$39,017
Mortgage loans acquired for sale at fair value	—	975,184	—	975,184
Mortgage loans at fair value	—	—	1,189,971	1,189,971
Mortgage servicing rights at fair value	—	—	1,346	1,346
Derivative assets:
Interest rate lock commitments	—	—	19,479	19,479
MBS put options	—	977	—	977
Forward purchase contracts	—	2,617	—	2,617
Forward sales contracts	—	3,458	—	3,458

Total derivative assets before netting	—	7,052	19,479	26,531
Netting (1)	—	—	—	(2,825)

Total derivative assets	—	7,052	19,479	23,706

	$39,017	$982,236	$1,210,796	$2,229,224

Liabilities:
Derivative liabilities:
Forward purchase contracts	—	1,741	—	1,741
Forward sales contracts	—	4,520	—	4,520

Total derivative liabilities before netting	—	6,261	—	6,261
Netting (1)	—	—	—	(5,294)

Total derivative liabilities	$—	$6,261	$—	$967

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	December 31, 2013
	Agency debt	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Excess servicing spread	Interest rate lock commitments(1)	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$—	$1,189,971	$—	$1,346	$—	$19,479	$1,210,796
Purchases	12,000	1,063,162	246,525	1,419	139,028	—	1,462,134
Repayments	—	(255,210)	(15,319)	—	(4,076)	—	(274,605)
Accrual of interest	—	—	—	—	1,348	—	1,348
Interest rate lock commitments issued, net	—	—	—	—	—	83,515	83,515
Capitalization of interest	—	43,481	—	—	—	—	43,481
Sales	(13,725)	—	—	—	—	—	(13,725)
Servicing received as proceeds from sales of mortgage loans	—	—	—	23,071	—	—	23,071
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	44,018	2,305	—	—	—	46,323
Other factors	1,725	153,639	9,415	616	2,423	(26,674)	141,144

	1,725	197,657	11,720	616	2,423	(26,674)	187,467

Transfers of mortgage loans under forward purchase agreements to mortgage loans	—	15,347	(15,347)	—	—	—	—
Transfers of mortgage loans to REO	—	(177,743)	—	—	—	—	(177,743)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(9,451)	—	—	—	(9,451)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	—	(75,071)	(75,071)

Balance, December 31, 2013	$—	$2,076,665	$218,128	$26,452	$138,723	$1,249	$2,461,217

Changes in fair value recognized during the year relating to assets still held at December 31, 2013	$1,725	$132,339	$7,244	$616	$2,423	$1,249	$145,596

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	December 31, 2012
	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$5,772	$904,910
Purchases	—	541,696	1,075	20	—	542,791
Repayments	(21,888)	(169,877)	(14,292)	—	—	(206,057)
Interest rate lock commitments issued, net	—	—	—	—	212,555	212,555
Capitalization of interest	—	19,745	—	—	—	19,745
Sales	(52,133)	—	—	(79)	—	(52,212)
Accrual of unearned discounts	363	—	—	—	—	363
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,508	—	1,508
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	24,878	—	(708)	—	24,170
Other factors	845	68,772	9,293	(144)	—	78,766

	845	93,650	9,293	(852)	—	102,936

Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	117,913	(117,913)	—	—	—
Transfer of mortgage loans to REO	—	(109,440)	—	—	—	(109,440)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(7,473)	—	—	(7,473)
Transfer to mortgage loans acquired for sale	—	18	—	—	—	18
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(198,848)	(198,848)

Balance, December 31, 2012	$—	$1,189,971	$—	$1,346	$19,479	$1,210,796

Changes in fair value recognized during the year relating to assets still held at December 31, 2012	$—	$51,022	$—	$(852)	$19,479	$69,649

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income
Sales	752,343
Repurchases	(867,836)

Balance, December 31, 2012	$—

	December 31, 2011
	Mortgage- backed securities	Mortgage loans	Mortgage loans under forward purchase agreements	Mortgage servicing rights	Interest rate lock commitments	Total
	(in thousands)
Assets:
Balance, December 31, 2010	$119,872	$364,250	$—	$—	$—	$484,122
Purchases	21,420	453,323	194,286	—	—	669,029
Repayments	(59,666)	(111,577)	(33,097)	—	—	(204,340)
Interest rate lock commitments issued, net	—	—	—	—	15,955	15,955
Sales	(7,994)	(2,570)	—	—	—	(10,564)
Accrual of unearned discounts	1,993	—	—	—	—	1,993
Servicing received as proceeds from sales of mortgage loans	—	—	—	774	—	774
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	28,400	3,682	—	—	32,082
Other factors	(2,812)	45,445	10,676	(25)	—	53,284

	(2,812)	73,845	14,358	(25)	—	85,366

Transfer of mortgage loans under forward purchase agreements to mortgage loans	—	23,198	(23,198)	—	—	—
Transfer of mortgage loans to REO	—	(104,203)	—	—	—	(104,203)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(23,039)	—	—	(23,039)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(10,183)	(10,183)

Balance, December 31, 2011	$72,813	$696,266	$129,310	$749	$5,772	$904,910

Changes in fair value recognized during the year relating to assets still held at December 31, 2011	$(2,812)	$41,633	$5,928	$(25)	$5,772	$50,496

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2010	$101,202
Changes in fair value included in income
Sales	1,423,615
Repurchases	(1,409,324)

Balance, December 31, 2011	$115,493

Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2011	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value):

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$457,968	$447,224	$10,744
90 or more days delinquent (1)
Not in foreclosure	169	162	7
In foreclosure	—	—	—

	458,137	447,386	10,751

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	647,266	962,919	(315,653)
90 or more days delinquent (1)
Not in foreclosure	738,043	1,190,403	(452,360)
In foreclosure	909,484	1,493,643	(584,159)

	2,294,793	3,646,965	(1,352,172)

Mortgage loans at fair value held by variable interest entity:
Current through 89 days delinquent	523,652	543,257	(19,605)
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	523,652	543,257	(19,605)

	$3,276,582	$4,637,608	$(1,361,026)

	December 31, 2012
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$975,184	$931,787	$43,397
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	975,184	931,787	43,397

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	404,016	640,722	(236,706)
90 or more days delinquent (1)
Not in foreclosure	326,074	633,310	(307,236)
In foreclosure	459,881	850,001	(390,120)

	1,189,971	2,124,033	(934,062)

	$2,165,155	$3,055,820	$(890,665)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Changes in fair value included in current period income
	Year ended December 31, 2013
	Net gain (loss) on investments	Net interest income	Net gain (loss) on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Agency debt securities	1,725	—	—	—	1,725
Mortgage-backed securities at fair value	(3,946)	46	—	—	(3,900)
Mortgage loans acquired for sale at fair value	—	—	(30,696)	—	(30,696)
Mortgage loans at fair value	197,657	—	—	—	197,657
Mortgage loans under forward purchase agreements at fair value	11,720	—	—	—	11,720
Mortgage loans at fair value held by variable interest entity	(6,301)	232	—	—	(6,069)
Excess servicing spread	2,423	—	—	—	2,423
Mortgage servicing rights at fair value	—	—	—	616	616

	$203,278	$278	$(30,696)	$616	$173,476

Liabilities:
Asset-backed secured financing at fair value	$2,279	$(92)	$—	$—	$2,187

	$2,279	$(92)	$—	$—	$2,187

	Changes in fair value included in current period income Year ended December 31, 2012
	Net gain (loss) on investments	Net interest income	Net gain (loss) on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	2,925	142	—	—	3,067
Mortgage loans acquired for sale at fair value	—	—	188,055	—	188,055
Mortgage loans at fair value	95,615	—	—	—	95,615
Mortgage loans under forward purchase agreements at fair value	9,687	—	—	—	9,687
Mortgage servicing rights at fair value	—	—	—	(852)	(852)

	$108,227	$142	$188,055	$(852)	$295,572

Liabilities:
Securities sold under agreements to repurchase at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

	Changes in fair value included in current period income Year ended December 31, 2011
	Net gain on investments	Net interest income (1)	Net gain on mortgage loans acquired for sale	Net loan servicing income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	(2,812)	1,993	—	—	(819)
Mortgage loans acquired for sale at fair value	—	—	7,633	—	7,633
Mortgage loans at fair value	71,098	—	—	—	71,098
Mortgage loans under forward purchase agreements at fair value	14,357	—	—	—	14,357
Mortgage servicing rights at fair value	—	—	—	(31)	(31)

	$82,643	$1,993	$7,633	$(31)	$92,238

Liabilities:
Asset-backed secured financing at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate acquired in settlement of loans	$—	$—	$63,043	$63,043
Real estate acquired in settlement of loans under forward purchase agreements	—	—	7,760	7,760
Mortgage servicing rights at lower of amortized cost or fair value	—	—	184,067	184,067

	$—	$—	$255,870	$255,870

	December 31, 2012
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Real estate acquired in settlement of loans	$—	$—	$56,156	$56,156
Mortgage servicing rights at lower of amortized cost or fair value	—	—	86,215	86,215

	$—	$—	$142,371	$142,371

The following table summarizes the total gains (losses) recognized during the year on assets measured at estimated fair values on a nonrecurring basis held at year-end:

	Net gains (losses) recognized during the period
	Year ended December 31,
	2013	2012
	(in thousands)
Real estate acquired in settlement of loans	$(11,856)	$(12,168)
Real estate acquired in settlement of loans under forward purchase agreements	(86)	—
Mortgage servicing rights at lower of amortized cost or fair value	4,970	(7,547)

	$(6,972)	$(19,715)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ estimated fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured by cost in the case of purchased REO; or the fair value of the property at the time of acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost. Management has concluded that the estimated fair values of Cash, Securities sold under agreements to repurchase, Mortgage loans acquired for sale at fair value sold under agreements to repurchase, Mortgage loans at fair value sold under agreements to repurchase, Mortgage loans at fair value held by variable interest entity sold under agreements to repurchase, Real estate acquired in settlement of loans financed under agreements to repurchase, and Borrowings under forward purchase agreements approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

As discussed in Note 24, the Company issued the Notes, which are carried at amortized cost. The fair value of the Notes at December 31, 2013 was $238.4 million. The fair value of the Notes is estimated using a broker indication of value. The Company has classified the Notes as “Level 3” financial statement items as of December 31, 2013 due to the lack of current market activity and the reliance on the broker’s quote to estimate the instrument’s fair values.

Cash is measured using Level 1 inputs. The Company’s assets sold under agreements to repurchase and borrowings under forward purchase agreements are carried at amortized cost and do not have active markets or observable inputs and the fair value is measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment or estimation. The Company has classified these financial instruments as “Level 3” financial statement items as of December 31, 2013 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair value.

Valuation Techniques and Assumptions

Most of the Company’s assets and a portion of its liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of those items are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ and liabilities’ values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

The following describes the valuation techniques and assumptions used in estimating the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities and Agency Debt Securities

MBS and Agency debt securities values are presently determined based on whether the securities are issued by one of the Agencies as discussed below:

•	Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS are estimated based on quoted market prices for similar securities.

•	Agency debt security and Non-Agency MBS are categorized as “Level 3” financial statement items. Fair value of Agency debt securities and non-Agency MBS are estimated using broker indications of value. For indications of value received, the FAV group and a separate Capital Markets group review the price indications provided by non-affiliate brokers for completeness, accuracy and consistency across all similar MBS managed by PCM. Bond-level analytics such as yield, weighted average life and projected prepayment and default speeds of the underlying collateral are computed. The reasonableness of the brokers’ indications of value and of changes in value from period to period is evaluated in light of the analytical review performed and considering market conditions. The review of the FAV group is reported to PCM’s valuation committee as part of its review and approval of monthly valuation results. PCM has not adjusted, and does not intend to adjust, its fair value estimates to amounts different than the brokers’ indications of value.

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

All MBS securities held at December 31, 2013 have contractual maturities greater than ten years.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value, are categorized as “Level 2” financial statement items and their fair values are estimated using their quoted market or contracted price or market price equivalent. For mortgage loans at fair value held by variable interest entity, the values of all of the individual securities issued by the securitization trust are used to derive a price for the mortgage loans, and are also considered “Level 2” financial statement items.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status and property type or contracted selling price, and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities and discount rates.

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

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective loan’s delinquency status at period-end from the later of the beginning of the period or acquisition date.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Range
(Weighted average)
Key Inputs	December 31, 2013	December 31, 2012
Mortgage loans at fair value
Discount rate	8.7% – 16.9%	8.8% – 20.7%
	(12.7%)	(13.1%)
Twelve-month projected housing price index change	2.5% – 4.3%	0.4% – 1.5%
	(3.7%)	(1.1%)
Prepayment speed (1)	0.0% – 3.9%	0.4% – 4.4%
	(2.0%)	(2.2%)
Total prepayment speed (2)	0.3% – 33.9%	5.9% – 31.2%
	(24.3%)	(20.6%)

Mortgage loans under forward purchase agreements
Discount rate	9.5% – 13.5%	—
	(11.9%)	—
Twelve-month projected housing price index change	3.3% – 4.2%	—
	(3.8%)	—
Prepayment speed (1)	1.1% – 2.9%	—
	(2.2%)	—
Total prepayment speed (2)	13.4% – 27.9%	—
	(22.8%)	—

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PennyMac Financial Services, Inc.

The Company categorizes ESS as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of excess servicing spread include prepayment speed and discount rate. Significant changes to those inputs in isolation could result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to loss in value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the excess servicing spread, thereby reducing excess servicing spread value. Reductions in the value of ESS affect income primarily through change in fair value.

Interest income for ESS is accrued using the interest method, based upon the expected income from the ESS through the expected life of the underlying mortgages. Changes to expected cash flows result in a change in fair value which is recorded in Interest income. Changes in discount rates result in a change to fair value that is recognized in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of ESS:

Range
(Weighted average)
Key Inputs	December 31, 2013	December 31, 2012
Pricing spread	2.8% – 14.4%	—
	(5.4%)	—
Average life	0.9 – 8.0	—
	(6.1)	—
Prepayment speed	7.7% – 48.6%	—
	(9.7%)	—

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the “pull-through rate”). The Company categorizes IRLCs as a “Level 3” financial statement item.

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
Key inputs	December 31, 2013	December 31, 2012
Pull-through rate	64.8% – 98.0%	44.2% – 98.0%
	(86.4%)	(80.6%)
MSR value expressed as:
Servicing fee multiple	1.4 – 5.1	1.8 – 4.8
	(4.1)	(4.5)
Percentage of unpaid principal balance	0.4% – 1.3%	0.4% – 1.2%
	(1.0%)	(1.1%)

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

REO values are reviewed by PCM’s staff appraisers when the Company obtains multiple indications of value and there is a significant difference between the values received. PCM’s staff appraisers will attempt to resolve the difference between the indications of value. In circumstances where the appraisers are not able to generate adequate data to support a value conclusion, the staff appraisers will order an additional appraisal to determine the value.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable pricing spread or discount rate, and annual per-loan cost to service loans, all of which are unobservable. The key inputs used in the Company’s discounted cash flow model are based on market factors which management believes are consistent with assumptions and data used by market participants valuing similar MSRs. The results of the estimates of fair value of MSRs are reported to PCM’s valuation committee as part of their review and approval of monthly valuation results.

Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related.

MSRs are generally subject to loss in value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing MSR value. Reductions in the value of MSRs affect income primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2013		2012		2011
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loans in thousands)
MSR recognized	$159,961	$23,071	$133,159	$1,508	$5,299	$774
Unpaid principal balance of underlying loans	$13,343,793	$2,148,185	$12,254,751	$161,153	$415,839	$82,174
Average servicing fee rate (in basis points)	26	26	26	26	26	26
Pricing spread (1)	5.4% – 17.5%	7.4% – 14.4%	7.5% – 22.8%	7.5% – 16.5%	7.5% – 18.0%	7.5% –15.3%
	(6.7%)	(8.2%)	(7.5%)	(7.9%)	(7.7%)	(9.5%)
Life (in years)	1.3 – 7.3	2.7 – 7.3	1.9 – 7.0	2.4 – 7.0	3.0 – 8.1	2.0 – 8.2
	(6.4)	(6.9)	(6.4)	(6.1)	(6.9)	(6.0)
Annual total prepayment speed (2)	7.6% – 51.8%	7.9% – 27.0%	6.7% – 45.0%	7.9% – 51.5%	5.8% – 24.4%	6.8% –27.8%
	(9.1%)	(10.0%)	(9.1%)	(12.7%)	(7.7%)	(13.7%)
Annual per-loan cost of servicing	$68 – $140	$68 – $68	$68 – $140	$68 – $140	$53 – $140	$53 – $140
	($68)	($68)	($68)	($74)	($69)	($85)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	December 31, 2013		December 31, 2012
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)

Carrying value	$264,120	$26,452	$125,430	$1,346

Unpaid principal balance of underlying loans	$23,399,612	$2,393,321	$11,986,957	$181,783
Weighted average servicing fee rate (in basis points)	26	26	26	27
Weighted average coupon rate	3.68%	4.78%	3.70%	4.79%

Pricing spread (1)	6.3% – 17.5%	7.3% – 15.3%	7.5% – 16.5%	7.5% – 16.5%
	(6.7%)	(8.6%)	(7.7%)	(7.7%)
Effect on value of 5% adverse change	$(5,490)	$(488)	$(2,052)	$(21)
Effect on value of 10% adverse change	$(10,791)	$(959)	$(4,041)	$(40)
Effect on value of 20% adverse change	$(20,861)	$(1,855)	$(7,845)	$(78)

Weighted average life (in years)	1.3 – 7.3	2.8 – 7.3	1.7 – 6.3	1.4 – 6.3
	(6.7)	(7.2)	(6.3)	(6.0)
Prepayment speed (2)	7.7% – 51.9%	8.0% – 20.0%	10.3% – 47.8%	10.3% – 65.9%
	(8.2%)	(8.9%)	(10.3%)	(13.2%)
Effect on value of 5% adverse change	$(5,467)	$(568)	$(3,026)	$(52)
Effect on value of 10% adverse change	$(10,765)	$(1,117)	$(5,937)	$(100)
Effect on value of 20% adverse change	$(20,886)	$(2,160)	$(11,436)	$(190)

Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($68)	($68)	($74)
Effect on value of 5% adverse change	$(1,695)	$(158)	$(778)	$(12)
Effect on value of 10% adverse change	$(3,390)	$(316)	$(1,556)	$(24)
Effect on value of 20% adverse change	$(6,780)	$(633)	$(3,112)	$(48)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

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

Note 10—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	December 31, 2013		December 31, 2012
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Government-insured or guaranteed	$112,360	$107,587	$153,326	$144,619
Conventional:
Agency-eligible	311,162	304,749	820,492	785,830
Jumbo	34,615	35,050	1,366	1,338

	$458,137	$447,386	$975,184	$931,787

Loans pledged to secure loans sold under agreements to repurchase	$454,210		$972,079

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. As discussed in Note 4—Transactions with Related Parties, the Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the unpaid principal balance plus accrued interest of each such loan.

Note 11—Derivative Financial Instruments

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s IRLCs and inventory of mortgage loans acquired for sale.

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. Beginning in the fourth quarter of 2012, and at times during 2013, the Company included MSRs in its hedging activities.

Beginning in the third quarter of 2013, the Company entered into Eurodollar futures, which settle daily, to economically hedge net fair value changes of a portion of fixed-rate mortgage loans at fair value held by variable interest entity and MBS securities at fair value and the related variable LIBOR rate repurchase agreement liabilities. The Company uses the Eurodollar futures with the intention of moderating the risk of rising market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its variable LIBOR rate repurchase agreement liabilities.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	December 31, 2013			December 31, 2012
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	557,343	$2,510	$1,261	1,694,739	$19,479	$—
Hedging IRLCs and mortgage loans acquired for sale
Forward purchase contracts	2,781,066	1,229	7,420	2,206,539	2,617	1,741
Forward sales contracts	3,588,027	16,385	1,295	4,266,983	3,458	4,520
MBS put options	55,000	272	—	495,000	977	—
MBS call options	110,000	—	—	—	—	—
Hedging MBS and mortgage loans held in a VIE
Eurodollar futures	8,779,000	—	—	—	—	—
Treasury futures	105,000	—	—	—	—	—
Options on Eurodollar futures	52,500	566	—	—	—	—

Total derivative instruments before netting		20,962	9,976		26,531	6,261
Netting		(12,986)	(8,015)		(2,825)	(5,294)

		$7,976	$1,961		$23,706	$967

(Collateral received) margin deposits with derivatives counterparties		$(4,971)			$2,469

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans acquired for sale:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2013
Forward purchase contracts	2,206,539	56,191,824	(55,617,297)	2,781,066
Forward sales contracts	4,266,983	72,719,643	(73,398,599)	3,588,027
MBS put options	495,000	3,335,000	(3,775,000)	55,000
MBS call options	—	2,310,000	(2,200,000)	110,000

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2012
Forward purchase contracts	398,400	23,800,622	(21,992,483)	2,206,539
Forward sales contracts	756,691	38,995,923	(35,485,631)	4,266,983
MBS put options	28,000	2,585,000	(2,118,000)	495,000
MBS call options	5,000	90,000	(95,000)	—

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2011

Forward purchase contracts	—	2,191,713	(1,793,313)	398,400
Forward sales contracts	—	1,139,247	(382,556)	756,691
MBS put options	—	66,000	(38,000)	28,000
MBS call options	—	13,000	(8,000)	5,000

The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $151.6 million and $(51.5) million for the years ended December 31, 2013 and 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used as economic hedges of MSRs totaling $2.0 million and $(2.1) million for the years ended December 31, 2013 and 2012, respectively. The derivative losses are included in Net loan servicing fees in the Company’s consolidated statements of income.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s net fair value changes of a portion of fixed-rate mortgage loans at fair value held by variable interest entity and MBS securities at fair value and the related variable LIBOR rate repurchase agreement liabilities:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2013

Eurodollar future sales contracts	—	19,852,000	(11,073,000)	8,779,000
Eurodollar future purchase contracts	—	660,000	(660,000)	—
Treasury future sales contracts	—	180,000	(75,000)	105,000
Treasury future purchase contracts	—	75,000	(75,000)	—
Options on Eurodollar futures	—	302,500	(250,000)	52,500

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities. The Company recorded net losses on derivative financial instruments used as economic hedges of $9.4 million for the year ended December 31, 2013. The derivative losses are included in Net gain on mortgage loans acquired for sale and Net gain on mortgage-backed securities in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the year ended December 31, 2012.

Note 12—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2013		December 31, 2012
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$1,469,686	$2,415,446	$785,955	$1,483,311
Performing loans:
Fixed	310,607	475,568	201,212	322,005
ARM/hybrid	165,327	207,553	134,196	195,381
Interest rate step-up	130,906	215,702	68,475	123,117
Balloon	139	213	133	219

	606,979	899,036	404,016	640,722

	$2,076,665	$3,314,482	$1,189,971	$2,124,033

Mortgage loans at fair value pledged to secure borrowings at period end:
Loans sold under agreements to repurchase	$1,963,266		$947,522

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$989		$1,538

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

	December 31,
Concentration	2013	2012
Portion of mortgage loans originated between 2005 and 2007	72%	77%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to-current-property-value in excess of 100%	61%	68%
Percentage of mortgage loans secured by California real estate	24%	18%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey	New York Florida New Jersey Illinois

Note 13—Mortgage Loans at Fair Value Held by Variable Interest Entity

Following is a summary of the distribution of the Company’s mortgage loans at fair value held by variable interest entity:

	December 31, 2013		December 31, 2012
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan type	value	balance	value	balance
	(in thousands)
Nonperforming loans	$—	$—	$—	$—
Performing loans:
Jumbo Fixed	523,652	543,257	—	—

	523,652	543,257	—	—

	$523,652	$543,257	$—	$—

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value held by variable interest entity:

	December 31,
States comprising more than 5.00% of unpaid principal balance	2013	2012
California	57%	—
Washington	8%	—
Texas	6%	—
Virginia	6%	—
Other	23%	—

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

	December 31,
	2013		2012
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan type	value	balance	value	balance
	(in thousands)
Nonperforming loans	$177,841	$268,600	$—	$—
Performing loans:
Fixed	19,292	29,496	—	—
ARM/hybrid	19,510	31,933	—	—
Interest rate step-up	1,485	2,455	—	—

	40,287	63,884	—	—

	$218,128	$332,484	$—	$—

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

	December 31,
	2013	2012
Portion of mortgage loans originated between 2005 and 2007	72%	—
Percentage of mortgage loans secured by California real estate	25%	—
Additional states contributing 5% or more of mortgage loans	New Jersey
	Washington
	New York
	Maryland

At December 31, 2013, the entire balance of mortgage loans under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 15—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$88,078	$80,570	$29,685
Purchases	82	48	1,511
Transfers from mortgage loans at fair value and advances	185,061	112,642	110,891
Transfers from REO under forward purchase agreements	117	21,819	778
Results of REO:
Valuation adjustments, net	(24,002)	(16,942)	(10,281)
Gain on sale, net	10,531	16,440	11,189

	(13,471)	(502)	908
Sale proceeds	(120,925)	(126,499)	(63,203)

Balance at year end	$138,942	$88,078	$80,570

At year end:
REO pledged to secure agreements to repurchase	$17,453	$9,061	$5,787

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$71,951	$14,773	$54,212

Note 16—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$—	$22,979	$—
Purchases	4	249	—
Purchases financed through forward purchase agreements	—	—	964
Transfers from mortgage loans under forward purchase agreements at fair value and advances	9,922	6,633	23,880
Transfers to REO	(117)	(21,819)	(778)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(112)	(449)	(244)
Gain on sale, net	92	2,319	415

	(20)	1,870	171
Sale proceeds	(651)	(9,912)	(1,258)

Balance at year end	$9,138	$—	$22,979

At December 31, 2013, the entire balance of REO under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 17—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance at beginning of year	$1,346	$749	$—
Additions:
Purchases	1,419	20	—
MSRs resulting from loan sales	23,071	1,508	774

Total additions	24,490	1,528	774

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	1,338	(708)	—
Other changes in fair value (2)	(722)	(144)	(25)

	616	(852)	(25)

Sales	—	(79)	—

Balance at year end	$26,452	$1,346	$749

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at amortized cost:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Mortgage Servicing Rights:
Balance before valuation allowance at beginning of year	$132,977	$5,282	$—
MSRs resulting from loan sale	159,961	133,159	5,299
Purchases	—	15	—
Sales	—	(19)	—
Amortization	(26,241)	(5,460)	(17)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—

Balance before valuation allowance at year-end	266,697	132,977	5,282

Valuation Allowance for Impairment of Mortgage Servicing Rights:
Balance at beginning of year	(7,547)	—	—
Reversals (additions)	4,970	(7,547)	—
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—

Balance at year end	(2,577)	(7,547)	—

Mortgage Servicing Rights, net	$264,120	$125,430	$5,282

Estimated fair value of Mortgage Servicing Rights at year end	$289,737	$126,995	$5,341

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its December 31, 2013 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year ended December 31,	amortization
(in thousands)
2014	$25,673
2015	25,027
2016	23,791
2017	22,740
2018	21,334
Thereafter	148,132

Total	$266,697

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)

Contractual servicing fees	$50,716	$9,969	$62

Note 18—Securities Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to securities sold under agreements to repurchase at fair value as of and for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$190,861	$—	$115,493
Weighted-average interest rate	0.41%	0.00%	0.67%
Fair value of securities securing agreements to repurchase	$197,401	$—	$122,813
During the year:
Weighted-average interest rate	0.46%	0.64%	1.10%
Average balance	$58,653	$74,560	$78,021
Total interest expense	$273	$488	$873
Maximum daily amount outstanding	$199,587	$160,334	$115,493

Following is a summary of maturities of outstanding securities sold under agreements to repurchase by maturity date:

Remaining Maturity at December 31, 2013	Balance
(in thousands)
Within 30 days	$58,336
Over 30 to 90 days	132,525
Over 90 days to 180 days	—
Over 180 days to 1 year	—

$190,861

Weighted average maturity (in months)	0.9

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the securities securing those agreements decreases. The Company had $201,000 on deposit with its securities repurchase agreement counterparties at December 31, 2013. The Company had no margin deposits as of December 31, 2012. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s securities sold under agreements to repurchase is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$2,084	January 15, 2014
Bank of America, N.A.	$714	January 13, 2014
Daiwa Capital Markets America, Inc	$3,840	February 2, 2014

Note 19—Mortgage Loans Acquired for Sale Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans acquired for sale sold under agreements to repurchase:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$424,670	$894,906	$212,677
Amount available (1)	$1,230,000	$505,094	$137,323
Weighted-average interest rate	1.97%	2.31%	2.06%
Fair value of mortgage loans acquired for sale securing agreements to repurchase	$454,210	$972,079	$231,704
During the year:
Weighted-average interest rate (2)	2.09%	2.32%	2.63%
Average balance	$832,703	$412,242	$43,713
Total interest expense	$24,502	$12,981	$2,426
Maximum daily amount outstanding	$1,489,070	$1,028,290	$288,972

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements, amounts used for other eligible asset classes subject to the same aggregate maximum contractual limit, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $6.8 million and $3.3 million during the years ended December 31, 2013 and 2012, respectively.

Following is a summary of maturities of outstanding advances under repurchase agreements by maturity date:

Remaining maturity at December 31, 2013	Balance
(in thousands)
Within 30 days	$49,339
Over 30 to 90 days	362,577
Over 90 days to 180 days	12,754
Over 180 days to 1 year	—

$424,670

Weighted average maturity (in months)	2.44

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the mortgage loans securing those agreements decreases. The Company had $3.0 million and $4.1 million on deposit with its loan repurchase agreement counterparties at December 31, 2013 and December 31, 2012, respectively. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans acquired for sale sold under agreements to repurchase is summarized by counterparty below as of December 31, 2013:

		Weighted-average
		repurchase agreement
Counterparty	Amount at risk	maturity	Facility maturity
	(in thousands)
Citibank	$4,262	January 28, 2014	July 24, 2014
Credit Suisse First Boston Mortgage Capital LLC	$12,730	March 23, 2014	October 31, 2014
Bank of America, N.A.	$13,697	March 22, 2014	January 2, 2014
Morgan Stanley Bank, N.A.	$1,511	February 22, 2014	December 18, 2014

Note 20—Mortgage Loans at Fair Value Sold Under Agreements to Repurchase

Following is a summary of financial information relating to mortgage loans sold under agreements to repurchase:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$1,070,105	$353,805	$275,649
Amount available (1)	$47,229	$246,195	$174,351
Weighted-average interest rate	3.07%	3.35%	3.96%
Fair value of mortgage loans at fair value and REO securing agreements to repurchase	$1,980,719	$956,583	$613,051
During the year:
Weighted-average interest rate (2)	3.21%	3.80%	3.76%
Average balance	$570,861	$300,285	$233,594
Total interest expense	$20,783	$13,176	$9,642
Maximum daily amount outstanding	$1,080,058	$439,976	$285,532

(1)	The amount the Company is able to borrow under loan repurchase agreements is tied to the fair value of unencumbered mortgage loans eligible to secure those agreements, amounts used for other eligible asset classes subject to the same aggregate maximum contractual limit, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral sold.
(2)	Weighted-average interest rate during the periods excludes the effect of amortization of debt issuance costs of $2.2 million and $1.6 million during the years ended December 31, 2013 and 2012, respectively.

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining maturity at December 31, 2013	Balance
(in thousands)
Within 30 days	$—
Over 30 to 90 days	—
Over 90 days to 180 days	—
Over 180 days to 1 year	1,070,105

$1,070,105

Weighted average maturity (in months)	7.7

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the loans securing those agreements decreases. The Company had no margin deposits as of December 31, 2013 and $379,000 on deposit with its loan repurchase agreement counterparties at December 31, 2012. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans at fair value sold under agreements to repurchase is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk	Facility maturity
	(in thousands)
Citibank, N.A.	$596,154	July 24, 2014
Credit Suisse First Boston Mortgage Capital LLC	$311,384	October 31, 2014

Note 21—Mortgage Loans at Fair Value Held by Variable Interest Entity

The collateral pledged for the repurchase agreement is in the form of jumbo securities that were consolidated as mortgage loans at fair value held by variable interest entity as described in Note 3—Significant Accounting Policies—Consolidation and Note 6—Loan Sales—Consolidated VIE.

Following is a summary of financial information relating to mortgage loans at fair value held by variable interest entity sold under agreements to repurchase:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$315,744	$—	$—
Unused amount	$—	$—	$—
Weighted-average interest rate	1.03%	—	—
Fair value of mortgage loans at fair value securing agreements to repurchase	$351,058	$—	$—
During the year:
Weighted-average interest rate	1.01%	—	—
Average balance	$78,767	$—	$—
Total interest expense	$806	$—	$—
Maximum daily amount outstanding	$317,677	$—	$—

Following is a summary of maturities of repurchase agreements by maturity date:

Remaining maturity at December 31, 2013	Balance
(in thousands)
Within 30 days	$241,713
Over 30 to 90 days	74,031
Over 90 days to 180 days	—
Over 180 days to 1 year	—

$315,744

Weighted average maturity (in months)	1.2

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s mortgage loans at fair value held by variable interest entity sold under agreements to repurchase is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk	Repurchase agreement maturity
	(in thousands)
Citibank, N.A.	$7,645	March 28, 2014
Credit Suisse First Boston Mortgage Capital LLC	$9,755	January 6, 2014
Bank of America, N.A.	$17,721	January 24, 2014

Note 22—Real Estate Acquired in Settlement of Loans Financed Under Agreements to Repurchase

Following is a summary of financial information relating to REO financed under agreements to repurchase:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$38,225	$7,391	$27,494
Amount available (1)	$—	$92,609	$72,506
Weighted-average interest rate	3.73%	3.96%	4.26%
Fair value of loans and REO held in a consolidated subsidiary whose stock is pledged to secure agreements to repurchase	$72,940	$16,311	$54,212
During the year:
Weighted-average interest rate (2)	3.86%	4.21%	4.26%
Average balance	$11,928	$16,666	$8,341
Total interest expense	$966	$1,214	$636
Maximum daily amount outstanding	$38,225	$27,494	$28,260

(1)	The amount the Company is able to borrow under repurchase agreements is subject to a sublimit of the commitment amount available pursuant to the repurchase facility for mortgage loans at fair value and further subject to the amount available pursuant to the aggregate contractual limit less amount borrowed under other eligible asset classes. The facility is tied to the fair value of unencumbered REO eligible for contribution to a subsidiary, the stock of which is pledged to secure those agreements, and the Company’s ability to fund the agreements’ margin requirements relating to the collateral so contributed.
(2)	Weighted-average interest rate during the period excludes the effect of amortization of debt issuance costs of $500,000 during each of the years ended December 31, 2013 and 2012.

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the REOs decreases. The Company had no margin deposits as of December 31, 2013 and 2012. The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s REO held in a consolidated subsidiary, whose stock is pledged to secure agreements to repurchase is summarized by counterparty below as of December 31, 2013:

Counterparty	Amount at risk	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$34,681	October 31, 2014

Note 23—Asset-backed secured financing at fair value

Following is a summary of financial information relating to the asset-backed secured financing:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$165,415	$—	$—
Weighted-average interest rate	3.50%	—	—
During the year:
Average balance	$43,108	0.00%	0.00%
Maximum daily amount outstanding	$170,008	$—	$—
Interest expense	$1,612	$—	$—

Note 24—Exchangeable Senior Notes

On April 30, 2013, PennyMac Corp. (“PMC”), a wholly-owned subsidiary of the Company, issued in a private offering $250 million aggregate principal amount of Notes due 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The exchange rate initially equals 33.5149 common shares per $1,000 principal amount of the Notes (equivalent to an initial exchange price of approximately $29.84 per common share). The exchange rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature on May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

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

Following is financial information relating to the Notes:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$250,000	$—	$—
Unamortized issuance costs (1)	$6,800	$—	$—
Weighted-average Note rate	5.38%	—	—
During the year:
Average balance	$168,493	$—	$—
Maximum daily amount outstanding	$250,000	$—	$—
Interest expense (2)	$9,580	$—	$—

(1)	Unamortized issuance costs are included in Other assets in the consolidated balance sheets.
(2)	Total interest expense includes amortization of debt issuance costs of $584,000 during the year ended December 31, 2013.

Note 25—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Year ended December 31,
	2013	2012	2011
	(dollars in thousands)
Year end:
Balance	$226,580	$—	$152,427
Interest rate	3.02%	—	3.97%
Fair value of underlying loans and REO	$226,833	$—	$151,448
During the year:
Weighted-average interest rate	2.94%	4.01%	4.11%
Average balance	$124,394	$58,719	$74,864
Interest expense	$3,707	$2,396	$3,116
Maximum daily amount outstanding	$244,047	$152,428	$173,398

Note 26—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s Liability for losses under representations and warranties:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Balance, beginning of year	$4,441	$205	$—
Provision for losses	5,669	4,236	205
Incurred losses	—	—	—

Balance, end of year	$10,110	$4,441	$205

Following is a summary of the Company’s repurchase activity:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
During the year:
Unpaid principal balance of mortgage loans repurchased	$4,209	$290	$—
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$2,673	$225	$—

At year end:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$15,085	$1,727	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$25,652,972	$12,168,454	$—

Note 27—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2013, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

December 31, 2013
(in thousands)
Commitments to purchase mortgage loans:
Correspondent lending	$557,343

Note 28—Shareholders’ Equity

On August 13, 2013, the Company issued and sold 11,300,000 common shares in an underwritten public offering and received $249.4 million of proceeds, after underwriting and estimated offering expenses. Proceeds from the issuance of these shares were used to fund the Company’s business and investment activities, including the acquisition of distressed mortgage loans and other investments; the funding of its correspondent lending business, including the purchase of jumbo loans; the repayment of indebtedness; and for general corporate purposes.

At December 31, 2013, the Company had approximately $197.5 million available for issuance under its ATM Equity Offering Sales AgreementSM. The Company did not sell any common shares under the ATM Equity OfferingSM Sales Agreement during the year ended December 31, 2013.

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the year ended December 31, 2013, $944,000 was paid to PCM.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the year ended December 31, 2013, $1.9 million was paid to the underwriters. The Reimbursement Agreement expires on February 1, 2019.

Note 29—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash gain (loss):
Sales proceeds	$(197,580)	$13,918	$(1,571)
Hedging activities	136,829	(57,040)	(4,794)

	(60,751)	(43,122)	(6,365)
Non cash gain:
Receipt of MSRs in loan sale transactions	183,032	134,682	6,073
Provision for losses relating to representations and warranties provided in loan sales	(5,669)	(4,236)	(205)
Change in fair value relating to loans and hedging derivatives held at year end:
IRLCs	(18,230)	13,707	5,772
Mortgage loans	(9,265)	43,691	6,192
Hedging derivatives	9,552	2,953	(3,834)

	(17,943)	60,351	8,130

	$98,669	$147,675	$7,633

Note 30—Net Interest Income

Net interest income is summarized for the periods presented below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Interest income:
Short-term investments	$542	$42	$100
Mortgage-backed securities	2,138	2,084	3,229
Agency debt securities	222	—	—
Mortgage loans acquired for sale at fair value	33,726	19,731	2,085
Mortgage loans at fair value	75,759	49,462	29,603
Mortgage loans under forward purchase agreements at fair value	3,659	996	1,131
Mortgage loans at fair value held by variable interest entity	5,516	—	—
Excess servicing spread	1,091	—	—
Other	209	126	—

	122,862	72,441	36,148

Interest expense:
Assets sold under agreements to repurchase	47,790	28,025	13,576
Borrowings under forward purchase agreements	3,707	2,396	3,116
Asset-backed secured financing at fair value	1,612	—	—
Exchangeable senior notes	9,580	—	—
Note payable secured by mortgage loans at fair value	—	113	254
Other	2,533	1,108	—

	65,222	31,642	16,946

Net interest income	$57,640	$40,799	$19,202

Note 31—Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$(5,657)	$612	$(2,812)
Agency debt security	1,725	—	—
Mortgage loans	209,377	103,037	85,455
Mortgage loans held by VIE and related secured financing:
Mortgage loans held by variable interest entity	(2,391)	—	—
Asset-backed secured financing	2,279	—	—

	(112)	—	—
Excess servicing spread	2,423	—	—

	$207,758	$103,649	$82,643

Note 32—Net Loan Servicing Fees

Net loan servicing fees is summarized below:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Servicing fees (1)	$54,725	$10,982	$62
MSR recapture fee receivable from PFSI	709	—	—
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(26,241)	(5,460)	(17)
Reversal of (provision for) impairment	4,970	(7,547)	—
Carried at fair value-change in fair value	616	(852)	(25)
Losses on hedging derivatives	(1,988)	2,123	—

	(22,644)	(11,736)	(42)

Net loan servicing fees	$32,791	$(754)	$20

Average unpaid balance of mortgage loans serviced	$20,670,861	$3,667,941	$34,463

(1)	Includes contractually specified servicing and ancillary fees.

Note 33—Share-Based Compensation Plans

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

Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and PLS at no cost to the grantees. Such awards generally vest over a one- to four-year period. Each share unit awarded under the equity incentive plan will have a term of no longer than ten years, and will have an exercise price that is no less than 100% of the fair value of the Company’s shares on the date of grant of the award.

The Company’s estimate of value included assumed grantee forfeiture rates of 15% per year, except for certain of PMT’s officers and its board of trustees, for which no turnover was assumed.

The table below summarizes restricted share unit activity and compensation expense:

	Year ended December 31,
	2013	2012	2011
Number of units:
Outstanding at beginning of year	665,617	491,809	272,984
Granted	255,445	350,000	340,500
Vested	(253,509)	(161,678)	(88,711)
Canceled	(6,181)	(14,514)	(32,964)

Outstanding at end of year	661,372	665,617	491,809

Weighted Average Grant Date Fair Value:
Outstanding at beginning of year	$15.92	$12.57	$6.18
Granted	$23.91	$18.91	$16.52
Vested	$13.40	$12.15	$9.82
Expired or canceled	$20.06	$16.82	$7.88
Outstanding at end of year	$19.95	$15.92	$12.57
Compensation expense recorded during the year	$6,763,000	$6,032,000	$4,214,000
Year end:
Units available for future awards (1)	5,029,174	4,014,159	1,819,900
Unamortized compensation cost	$6,178,000	$5,798,000	$3,355,000

(1)	Based on shares outstanding as of December 31, 2013. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of December 31, 2013, 598,688 restricted share units with a weighted average grant date fair value of $22.21 per share unit are expected to vest over their average remaining vesting period of 28 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 34—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the taxable REIT subsidiary (“TRS”) and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary (“QRS”).

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. Approximately 83% of the distributions for 2013 are characterized as ordinary income, and 17% as long term capital gain. Approximately 83% of the distributions for 2012 are characterized as ordinary income, and 17% as return of capital. Approximately 95% of the distributions for 2011 are characterized as ordinary income, and 5% as long term capital gain.

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

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These federal income tax returns for 2010 and forward are subject to examination. The Company’s primary state income tax returns for 2009 and forward are subject to examination. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit) which relates primarily to the TRSs for the periods presented:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Current (benefit) expense:
Federal	$(10,014)	$4,760	$6,250
State	(2,232)	1,686	2,139

Total current expense	(12,246)	6,446	8,389

Deferred expense:
Federal	20,737	31,266	(247)
State	5,954	10,861	(86)

Total deferred expense	26,691	42,127	(333)

Total provision for income taxes	$14,445	$48,573	$8,056

The provision for deferred income taxes for the years ended December 31, 2013 and December 31, 2012 primarily relates to MSRs the Company received pursuant to sales of mortgage loans with servicing rights retained and net operating loss carryforward as detailed below.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate for the periods presented:

	Year ended December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$75,122	35.0%	$65,387	35.0%	$25,373	35.0%
Effect of non-taxable REIT income	(63,564)	(29.6)%	(24,943)	(13.4)%	(18,749)	(25.8)%
State income taxes, net of federal benefit	2,419	1.1%	8,140	4.4%	1,335	1.8%
Other	468	0.2%	(11)	0.0%	97	0.1%
Valuation allowance	—	0.0%	—	0.0%	—	0.0%

Provision for income taxes	$14,445	6.7%	$48,573	26.0%	$8,056	11.1%

The Company’s components of the provision for deferred income taxes are as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Real estate valuation loss	$2,651	$(5,512)	$(2,783)
Mortgage servicing rights	66,284	49,420	2,536
Net operating loss carryforward	(38,783)	—	—
Other	(3,461)	(1,781)	(86)
Valuation allowance	—	—	—

Total provision for deferred income taxes	$26,691	$42,127	$(333)

The components of income taxes payable are as follows:

	December 31,
	2013	2012
	(in thousands)

Taxes currently receivable	$8,446	$5,374
Deferred income taxes payable	(68,381)	(41,690)

Income taxes payable	$(59,935)	$(36,316)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31,
	2013	2012
	(in thousands)
Deferred income tax assets:
REO valuation loss	$5,748	$8,399
Net operating loss carryforward	38,783	—
Other	5,328	1,867

Gross deferred tax assets	49,859	10,266

Deferred income tax liabilities:
Mortgage servicing rights	(118,240)	(51,956)

Gross deferred tax liabilities	(118,240)	(51,956)

Net deferred income tax liability	$(68,381)	$(41,690)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of December 31, 2013 and December 31, 2012.

The Company recorded a deferred tax asset of $38.8 million during the year ended December 31, 2013, reflecting the benefit of net operating loss carryforwards that generally expire in 2033.

At December 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2013 and December 31, 2012.

Note 35—Segments and Related Information

The Company has two segments: correspondent lending and investment activities.

•	The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage originators, particularly mortgage lenders, and the capital markets by purchasing, pooling and reselling the loans either directly or in the form of MBS, using the operations of the Manager and the Servicer.

•	The investment activities segment represents the Company’s investments in distressed mortgage loans, REO, MBS, Agency debt security, mortgage loans at fair value held by variable interest entity, excess servicing spread and MSRs. Management seeks to maximize the value of the mortgage loans acquired by the Company through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner. The Company also invests in mortgage-related securities and other mortgage-related real estate and financial assets.

Financial highlights by operating segment are summarized below:

	Correspondent	Investment	Intersegment
Year ended December 31, 2013	lending	activities	elimination & other	Total
	(in thousands)
Net investment income:
External
Net gain on mortgage loans acquired for sale	$98,669	$—	$—	$98,669
Net gain on investments	—	207,758	—	207,758
Interest income	33,727	94,435	(5,300)	122,862
Interest expense	(26,808)	(43,714)	5,300	(65,222)

	6,919	50,721	—	57,640
Net loan servicing fees	—	32,791		32,791
Other investment (loss) income	17,715	(9,055)	—	8,660

	123,303	282,215	—	405,518

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	78,552	69,699	3,284 (1)	151,535
Other	861	38,487	—	39,348

	79,413	108,186	3,284	190,883

Pre-tax income	$43,890	$174,029	$(3,284)	$214,635

Total assets at year end	$472,089	$3,838,828	$—	$4,310,917

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

	Correspondent	Investment	Intersegment
Year ended December 31, 2012	lending	activities	elimination & other	Total
	(in thousands)
Net investment income:
External
Net gain on mortgage loans acquired for sale	$147,675	$—	$—	$147,675
Net gain on investments	—	103,649	—	103,649
Interest income	19,733	52,796	(88)	72,441
Interest expense	(11,289)	(20,441)	88	(31,642)

	8,444	32,355	—	40,799
Net loan servicing fees	—	(754)	—	(754)
Other investment (loss) income	10,545	1,612	—	12,157

	166,664	136,862	—	303,526

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	64,912	29,038	—	93,950
Other	1,253	21,501	—	22,754

	66,165	50,539	—	116,704

Pre-tax income	$100,499	$86,323	$—	$186,822

Total assets at year end	$1,004,399	$1,555,264	$—	$2,559,663

	Correspondent	Investment	Intersegment
Year ended December 31, 2011	lending	activities	elimination & other	Total
	(in thousands)
Net investment income:
External
Net gain on mortgage loans acquired for sale	$7,633	$—	$—	$7,633
Net gain on investments	—	82,643	—	82,643
Interest income	2,085	34,063	—	36,148
Interest expense	(1,167)	(15,779)	—	(16,946)

	918	18,284	—	19,202
Net loan servicing fees	—	20	—	20
Other investment (loss) income	1,017	1,153	—	2,170

	9,568	102,100	—	111,668

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	315	21,376	—	21,691
Other	234	17,248	—	17,482

	549	38,624	—	39,173

Pre-tax income	$9,019	$63,476	$—	$72,495

Total assets at year end	$237,351	$1,148,711	$—	$1,386,062

Note 36—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2013				2012
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
For the quarter ended:
Net investment income	$96,087	$86,062	$115,553	$107,816	$114,934	$90,914	$57,703	$39,975
Net income	$52,696	$39,701	$54,497	$53,296	$49,238	$40,384	$29,569	$19,058
Earnings per share:
Basic	$0.74	$0.61	$0.92	$0.90	$0.83	$0.81	$0.80	$0.65
Diluted	$0.69	$0.57	$0.86	$0.90	$0.83	$0.81	$0.79	$0.65
Cash dividends declared per share	$1.16	$0.57	$0.57	$0.57	$0.57	$0.55	$0.55	$0.55
At period end:
Short-term investments at fair value	$92,398	$80,936	$73,236	$45,024	$39,017	$38,322	$32,340	$63,444
Investment securities at fair value	197,401	217,492	—	—	—	—	167,446	174,604
Mortgage loans at fair value(1)	3,276,582	3,350,632	2,862,126	2,490,270	2,165,155	1,937,541	1,447,254	927,867
Excess servicing spread	138,723	2,857	—	—	—	—	—	—
Real estate acquired in settlement of loans(2)	148,080	103,202	88,771	84,486	88,078	86,180	89,918	104,870
Mortgage servicing rights(3)	290,572	269,675	226,901	180,441	126,776	65,154	32,832	18,534
Other assets	167,161	224,437	192,350	126,939	140,637	201,528	120,955	88,701

Total assets	$4,310,917	$4,249,231	$3,443,384	$2,927,160	$2,559,663	$2,328,725	$1,890,745	$1,378,020

Assets sold under agreements to repurchase(4)	$2,039,605	$1,980,058	$1,565,896	$1,615,050	$1,256,102	$1,041,371	$1,007,712	$501,441

Borrowings under forward purchase agreements	226,580	229,841	244,047	—	—	—	16,693	127,591
Asset-backed secured financing at fair value	165,415	170,008	—	—	—	—	—	—
Exchangeable senior notes	250,000	250,000	250,000	—	—	—	—	—
Other liabilities	162,203	124,559	139,260	89,681	102,225	103,151	60,667	153,032

Total liabilities	2,843,803	2,754,466	2,199,203	1,704,731	1,358,327	1,144,522	1,085,072	782,064

Shareholders’ equity	1,467,114	1,494,765	1,244,181	1,222,429	1,201,336	1,184,203	805,673	595,956

Total liabilities and shareholders’ equity	$4,310,917	$4,249,231	$3,443,384	$2,927,160	$2,559,663	$2,328,725	$1,890,745	$1,378,020

(1)	Includes mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by variable interest entity and mortgage loans under forward purchase agreements at fair value.
(2)	Includes REO and REO under forward purchase agreements.
(3)	Includes mortgage servicing rights at fair value and mortgage servicing rights at lower of amortized cost or fair value.
(4)	Includes securities, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by variable interest entity and REO.

Note 37—Supplemental Cash Flow Information

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash paid for interest	$67,374	$31,693	$16,963
Income tax (refund) payment	$(9,200)	$12,700	$6,941
Non-cash investing activities:
Transfer of mortgage loans acquired for sale at fair value to mortgage loans at fair value held by variable interest entity	$536,776	$—	$—
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$185,061	$112,642	$110,891
Transfer of mortgage loans acquired for sale to mortgage loans at fair value	$—	$18	$—
Purchase of mortgage loans financed through forward purchase agreements	$246,605	$1,070	$194,286
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$15,347	$117,913	$—
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	$9,448	$6,633	$23,880
Receipt of MSRs as proceeds from sales of loans	$183,032	$134,682	$6,073
Purchase of REO financed through forward purchase agreements	$38	$249	$964
Transfer of REO under forward purchase agreements to REO	$117	$21,819	$779
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$246,605	$1,070	$194,286
Purchase of REO financed through forward purchase agreements	$38	$249	$964
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$44,395	$—	$—
Dividends payable	$41,570	$—	$—

Note 38—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $51.7 million and $18.0 million, respectively. Management believes PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of December 31, 2013.

Note 39—Recently Issued Accounting Pronouncements

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

The amendments in this ASU require the Company to disclose information about offsetting and related arrangement to enable users of financial statements to understand the effect of netting to an entity’s financial position. The ASU amendments and the subsequent clarification of the amendment are effective for periods beginning on or after January 1, 2013, and are shown for all periods presented on the consolidated balance sheet. The adoption of these ASU amendments did not have a material effect on the Company’s financial condition or results of operations.

In January of 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40), which clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate property recognized.

ASU 2014-04 specifies that a creditor is considered to have received physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan only upon the occurrence of either of the following:

a.	The creditor obtains legal title to the residential real estate property upon completion of a foreclosure. A creditor may obtain legal title to the residential real estate property even if the borrower has redemption rights that provide the borrower with a legal right for a period of time after a foreclosure to reclaim the real estate property by paying certain amounts specified by law.

b.	The borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The deed in lieu of foreclosure or similar legal agreement is completed when agreed-upon terms and conditions have been satisfied by both the borrower and the creditor.

ASU 2014-04 also requires the disclosure of the carrying value of REO and its recorded investment in consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for the Company for annual and interim periods within those annual periods, beginning after December 15, 2014.

An entity can elect to adopt the amendments in this Update using either a modified retrospective transition method or a prospective transition method. Under the modified retrospective transition method, an entity would apply the amendments in ASU 2014-04 by means of a cumulative-effect adjustment to residential consumer mortgage loans and foreclosed residential real estate properties existing as of the beginning of the annual period for which the amendments are effective. The adoption of ASU 2014-04 is not expected to be material to the financial statements of the Company.

Note 40—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Company’s subsidiaries including the Operating Partnership of $700 million (net worth was $1.5 billion, which includes PMH and PMC); a minimum tangible net worth for PMH of $250 million (net worth was $663.3 million); and a minimum tangible net worth for PMC of $150 million (net worth was $347.0 million). The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(in thousands)
Assets
Short-term investments	$1,340	$3,399
Investments in subsidiaries	1,527,213	1,207,472
Receivables from subsidiaries	16	—
Other assets	521	205

Total assets	$1,529,090	$1,211,076

Liabilities and shareholders’ equity
Dividends payable	$41,570	$—
Accounts payable and accrued liabilities	3,825	6,407
Due to affiliates	1,788	2,957
Payables to subsidiaries	378	64
Income taxes payable	67	—
Shareholders’ equity	1,481,462	1,201,648

Total liabilities and shareholders’ equity	$1,529,090	$1,211,076

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Income
Dividends from subsidiaries	$148,520	$107,135	$13,937
Intercompany interest	20	2,256	4,205
Interest	4	61	52
Other	833	—	—

Total income	149,377	109,452	18,194

Expenses
Intercompany interest	39	167	258
Other	—	1,321	426

Total expenses	39	1,488	684

Income before provision for income taxes and equity in undistributed earnings in subsidiaries	149,338	107,964	17,510
Provision for income taxes	86	—	90

Income before equity in undistributed earnings of subsidiaries	149,252	107,964	17,420
Equity in undistributed earnings of subsidiaries	49,940	28,845	48,772

Net income	$199,192	$136,809	$66,192

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Cash flows from operating activities
Net income	$199,192	$136,809	$66,192
Equity in undistributed earnings of subsidiaries	(49,940)	(28,845)	(48,772)
(Increase) decrease in receivables from subsidiaries	(16)	38,976	(38,976)
(Increase) decrease in other assets	(316)	943	(1,148)
(Decrease) increase in accounts payable and accrued liabilities	(2,582)	524	(7,069)
(Decrease) increase in due to affiliates	(1,169)	16	—
Increase (decrease) in payables to subsidiaries	314	(2,472)	(10,425)
Increase in income taxes payable	67	—	—

Net cash provided (used) by operating activities	145,550	145,951	(40,198)
Cash flows from investing activities
Increase in investment in subsidiaries	(249,315)	(666,101)	(106,251)
Net decrease (increase) in short-term investments	2,059	8,148	(11,478)

Net cash used by investing activities	(247,256)	(657,953)	(117,729)
Cash flows from financing activities
Proceeds from issuance of common shares	261,595	608,184	206,056
Payment of common share underwriting and offering costs	(12,321)	(1,360)	(8,581)
Payment of dividends	(147,568)	(94,822)	(39,548)

Net cash provided by financing activities	101,706	512,002	157,927

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Note 41—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On January 3, 2014, the Company settled its commitment to sell a pool of re-performing mortgage loans with an aggregate UPB of $233.3 million.

•	On February 12, 2014, the Company, the Operating Partnership and PCM entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with JMP Securities LLC (the “Agent”) to sell from time to time, through an “at the market” equity offering program under which the Agent will act as sales agent and/or principal, the Company’s common shares of beneficial interest, par value $0.01 per share, having an aggregate offering price of up to $200,000,000, including common shares offered pursuant to the Company’s prospectus supplement dated August 7, 2012.

•	On February 18, 2014, the Company, through three of its wholly-owned subsidiaries, PMC, PennyMac Holdings, LLC (“PMH”) and PennyMac Operating Partnership, L.P. (“POP” and, together with PMC and PMH, the “Repo Sellers”), entered into a master repurchase agreement with The Royal Bank of Scotland PLC (“RBS”), pursuant to which the Repo Sellers may sell, and later repurchase, certain residential mortgage loans and mortgage-related assets (the “RBS Facility Assets”) in an aggregate principal amount of up to $500 million, $250 million of which is committed for a period of 364 days (the “RBS Credit Facility”).

Under the terms of the RBS Credit Facility, (i) PMC may sell to RBS newly originated mortgage loans that it purchases from correspondent lenders and holds pending sale and/or securitization, participation certificates backed by such loans that have been pooled for securitization, and the securities backed by such loans upon securitization, (ii) PMC and PMH may each sell to RBS eligible distressed mortgage loans and, in the case of PMC, the equity interest (the “SPE Interest”) in a special purpose entity that owns distressed loans and real property acquired upon settlement of mortgage loans (the “SPE Property”), and (iii) POP may sell to RBS any of the following: newly originated mortgage loans that have been purchased by PMC from correspondent lenders and then pledged by PMC to POP pending sale and/or securitization; eligible distressed mortgage loans that have been purchased by PMC and then pledged by PMC to POP pending sale, securitization or liquidation; and the SPE Interest pledged by PMC to POP pending the sale or liquidation of the underlying SPE Property.

The obligations of the Repo Sellers are fully guaranteed by the Company, and the RBS Facility Assets are serviced by PLS pursuant to the terms of the RBS Credit Facility.

•	On February 21, 2014, the Company settled its January 3, 2014 commitment to purchase a pool of 853 nonperforming loans with an aggregate UPB of $319 million from a large money center bank.

•	On February 21, 2014, the Company, through the Repo Sellers, entered into amendments to (i) its amended and restated master repurchase agreement, dated as of June 1, 2013, by and among Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), PMC, the Company and POP (the “PMC Repurchase Agreement”), and (ii) its master repurchase agreement, dated as of March 29, 2012, by and among CSFB, PMH, the Company and POP (the “PMH/POP Repurchase Agreement” and, together with the PMC Repurchase Agreement, the “CS Repurchase Agreements”).

Pursuant to the terms of the CS Repurchase Agreements, PMC, PMH or POP, as applicable, may sell, and later repurchase, residential mortgage loans. The PMC Repurchase Agreement is used to fund newly originated mortgage loans that PMC purchases from correspondent lenders and holds pending sale and/or securitization. The PMH/POP Repurchase Agreement is used to fund newly originated mortgage loans that have been purchased by PMC from correspondent lenders and pledged by PMC to PMH or POP pending sale and/or securitization by PMC.

Under the terms of the amendments, the maximum aggregate credit limit set forth in each CS Repurchase Agreement was decreased from $600 million to $400 million, the available amount of which is reduced by any outstanding repurchase amounts under the other CS Repurchase Agreement.

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

Dated: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	February 28, 2014

/S/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	February 28, 2014

/S/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2014

/S/ SCOTT W. CARNAHAN Scott W. Carnahan	Trustee	February 28, 2014

/S/ PRESTON DUFAUCHARD Preston DuFauchard	Trustee	February 28, 2014

/S/ RANDALL D. HADLEY Randall D. Hadley	Trustee	February 28, 2014

/S/ CLAY A. HALVORSEN Clay A. Halvorsen	Trustee	February 28, 2014

/S/ NANCY MCALLISTER Nancy McAllister	Trustee	February 28, 2014

/S/ DAVID A. SPECTOR David A. Spector	Trustee	February 28, 2014

/S/ STACEY D. STEWART Stacey D. Stewart	Trustee	February 28, 2014

/S/ FRANK P. WILLEY Frank P. Willey	Trustee	February 28, 2014

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2013

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

Exhibit Number	Exhibit Description

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

10.10	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.11	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.12†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.14	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.15	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.17	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.18	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.22	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.25	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.27	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.28	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.29	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.30	Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.31	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.32	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.33	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.34	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.35	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

Exhibit Number	Exhibit Description

10.36	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.37	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.38	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.39	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.42	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.43	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.45	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.46	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.48	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

Exhibit Number	Exhibit Description

10.50	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.51	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.52	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.53	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust.

10.55	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

10.56	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.57	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.58	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.59	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.60	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.61	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.62	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.63	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

Exhibit Number	Exhibit Description

10.64	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.65	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.66	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8- K filed on June 5, 2013).

10.67	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.68	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.69	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.70	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.71	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.72	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.73	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.75	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.76	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.77	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.78	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.79	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.80	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.81	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.82	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.86	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.87	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.88	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.89	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.90	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.91	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

Exhibit Number	Exhibit Description

10.92	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.93	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.94	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.95	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.96	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.97	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.98	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.99	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.100	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.101	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.102	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.103	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.104	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.105	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.106	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

Exhibit Number	Exhibit Description

10.107	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.108	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.109	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.110	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.111	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.