Form 10-K/A
period 2013-12-31
PennyMac Mortgage Investment Trust
filed 2014-03-12
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

(Amendment No. 1 to Form 10-K)

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

As of March 10, 2014, there were 72,335,985 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2014 Annual Meeting of Shareholders	Part III

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K (this “Form 10-K/A”) of PennyMac Mortgage Investment Trust (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 28, 2014 (the “Original Form 10-K”), solely to amend the Original Form 10-K to include the list of the Company’s subsidiaries as Exhibit 21.1 and the consent of the Company’s independent registered public accounting firm as Exhibit 23.1. The referenced exhibits were inadvertently omitted from the Original Form 10-K.

As a result of this amendment, the management certifications, filed as exhibits to the Original Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A. Except for the amendments described above, this Form 10-K/A does not modify or update other disclosures in, or exhibits to, the Original Form 10-K. This Form 10-K/A consists solely of the preceding cover page, this Explanatory Note, amended Item 15, the signature page, an amended index of exhibits, the subsidiary list filed as Exhibit 21.1, the consent filed as Exhibit 23.1, and restated Exhibits 31.1, 31.2, 32.1 and 32.2.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.10	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.11	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.12†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.14	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.15	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.17	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.18	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.22	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.24	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.25	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.27	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.28	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.29	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.30	Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.31	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.32	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.33	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.34	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.35	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

Exhibit Number	Exhibit Description

10.37	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.38	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.39	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.42	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.43	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.45	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.46	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.48	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.50	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.51	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.52	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.53	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.55	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

10.56	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.58	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.59	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.60	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.61	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.62	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.63	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.64	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

Exhibit Number	Exhibit Description

10.65	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.66	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

10.67	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.68	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.69	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.70	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.71	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.72	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.73	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.75	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.76	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.77	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.78	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.79	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.80	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.81	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.82	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.86	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.87	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.88	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.89	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.90	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.91	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.92	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

Exhibit Number	Exhibit Description

10.93	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.94	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.95	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.96	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.97	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.98	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.99	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.100	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.101	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.102	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.103	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.104	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.105	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.106	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.107	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.108	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.109	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.110	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.111	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
***	Previously Filed.

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

Dated: March 12, 2014

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2013

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Underwriting Fee Reimbursement Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.7 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.4	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.6	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.7	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.8	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.9	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.10	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.11	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.12†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.14	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.15	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.17	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.18	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.19	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.20	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.21	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.22	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.24	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

Exhibit Number	Exhibit Description

10.25	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.26	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.27	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.28	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.29	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.30	Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.31	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.32	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.33	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.34	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.35	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.37	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.38	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit Description

10.39	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.42	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.43	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.45	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.46	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.48	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.50	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.51	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.52	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.53	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.55	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

10.56	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.58	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.59	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.60	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.61	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.62	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.63	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.64	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.65	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

Exhibit Number	Exhibit Description

10.66	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8- K filed on June 5, 2013).

10.67	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.68	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.69	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.70	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.71	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.72	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.73	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.74	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.75	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.76	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.77	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.78	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.79	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.80	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.81	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

Exhibit Number	Exhibit Description

10.82	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.85	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.86	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.87	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.88	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.89	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.90	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.91	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.92	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.93	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.94	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.95	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.96	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.97	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

Exhibit Number	Exhibit Description

10.98	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.99	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.100	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.101	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.102	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.103	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.104	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.105	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.106	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.107	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.108	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.109	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.110	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.111	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
***	Previously filed.