Form 10-Q
period 2014-03-31
PennyMac Mortgage Investment Trust
filed 2014-05-09
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2014
Common Shares of Beneficial Interest, $0.01 par value	73,989,941

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Cash	$11,871	$27,411
Short-term investments	91,338	92,398
Mortgage-backed securities at fair value pledged to secure securities sold under agreements to repurchase	198,110	197,401
Mortgage loans acquired for sale at fair value (includes $339,153 and $454,210 pledged to secure mortgage loans acquired for sale under agreements to repurchase)	344,680	458,137
Mortgage loans at fair value (includes $1,913,828 and $1,963,266 pledged to secure mortgage loans sold under agreements to repurchase)	2,079,020	2,076,665
Mortgage loans under forward purchase agreements at fair value pledged to secure borrowings under forward purchase agreements	202,661	218,128
Mortgage loans at fair value held by variable interest entity (includes $522,684 and $516,473 pledged to secure agreement to repurchase and asset-backed secured financing of the variable interest entity at fair value)	529,680	523,652
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	151,019	138,723
Derivative assets	7,928	7,976
Real estate acquired in settlement of loans (includes $81,615 and $89,404 pledged to secure real estate acquired in settlement of loans sold under agreements to repurchase)	172,987	138,942
Real estate acquired in settlement of loans under forward purchase agreements pledged to secure forward purchase agreements	13,890	9,138
Mortgage servicing rights (includes $36,181 and $26,452 carried at fair value)	301,427	290,572
Servicing advances	60,024	59,573
Due from PennyMac Financial Services, Inc.	3,590	6,009
Other assets	59,312	66,192

Total assets	$4,227,537	$4,310,917

LIABILITIES
Assets sold under agreements to repurchase	$1,887,778	$2,039,605
Borrowings under forward purchase agreements	216,614	226,580
Asset-backed secured financing of the variable interest entity at fair value	166,514	165,415
Exchangeable senior notes	250,000	250,000
Derivative liabilities	961	1,961
Accounts payable and accrued liabilities	72,413	71,561
Due to PennyMac Financial Services, Inc.	20,812	18,636
Income taxes payable	58,309	59,935
Liability for losses under representations and warranties	10,854	10,110

Total liabilities	2,684,255	2,843,803

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 73,929,541 and 70,458,082 common shares, respectively	739	705
Additional paid-in capital	1,466,347	1,384,468
Retained earnings	76,196	81,941

Total shareholders’ equity	1,543,282	1,467,114

Total liabilities and shareholders’ equity	$4,227,537	$4,310,917

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2014	2013
	(in thousands, except share data)
Net investment income
Net gain on mortgage loans acquired for sale	$9,971	$29,279
Loan origination fees	2,356	5,473
Net interest income:
Interest income	39,346	16,875
Interest expense	19,775	11,236

	19,571	5,639

Net gain on investments	42,585	63,980
Net loan servicing fees	7,421	6,011
Results of real estate acquired in settlement of loans	(6,626)	(3,253)
Other	1,317	687

Net investment income	76,595	107,816

Expenses
Expenses payable to PennyMac Financial Services, Inc.:
Loan fulfillment fees	8,902	28,244
Loan servicing fees	14,591	7,726
Management fees	8,074	6,492
Professional services	1,731	2,384
Compensation	2,942	2,089
Other	4,066	4,946

Total expenses	40,306	51,881

Income before provision for income taxes	36,289	55,935
(Benefit from) provision for income taxes	(1,584)	2,639

Net income	$37,873	$53,296

Earnings per share
Basic	$0.52	$0.90
Diluted	$0.50	$0.90
Weighted-average shares outstanding
Basic	71,527	58,927
Diluted	80,289	59,319
Dividends declared per share	$0.59	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number		Additional
	of	Par	paid-in	Retained
	shares	value	capital	earnings	Total
	(in thousands)
Balance at December 31, 2012	58,904	$589	$1,129,858	$70,889	$1,201,336
Net income	—	—	—	53,296	53,296
Share-based compensation	86	1	1,451	—	1,452
Cash dividends, $0.57 per share	—	—	—	(33,577)	(33,577)
Underwriting and offering costs	—	—	(78)	—	(78)

Balance at March 31, 2013	58,990	$590	$1,131,231	$90,608	$1,222,429

Balance at December 31, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	37,873	37,873
Share-based compensation	85	—	1,814	—	1,814
Cash dividends, $0.59 per share	—	—	—	(43,618)	(43,618)
Proceeds from offerings of common shares	3,387	34	80,983	—	81,017
Underwriting and offering costs	—	—	(918)	—	(918)

Balance at March 31, 2014	73,930	$739	$1,466,347	$76,196	$1,543,282

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$37,873	$53,296
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(9,971)	(29,279)
Accrual of unearned discounts on mortgage-backed securities at fair value	(240)	—
Capitalization of interest and advances on mortgage loans at fair value	(12,470)	(5,230)
Accrual of interest on excess servicing spread	(2,862)	—
Amortization of credit facility commitment fees and debt issuance costs	2,360	1,143
Accrual of costs related to forward purchase agreements	2,200	—
Net gain on investments	(46,727)	(63,980)
Change in fair value, amortization and impairment of mortgage servicing rights	10,020	4,539
Results of real estate acquired in settlement of loans	6,626	3,253
Share-based compensation expense	1,814	1,452
Purchases of mortgage loans acquired for sale at fair value	(5,046,603)	(8,849,152)
Sales of mortgage loans acquired for sale at fair value to nonaffiliates	2,026,306	5,134,736
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	3,130,531	3,548,397
Increase in servicing advances	(5,647)	(5,504)
Decrease (increase) in due from PennyMac Financial Services, Inc.	3,196	(1,161)
Decrease (increase) in other assets	17,434	(2,210)
Decrease in accounts payable and accrued liabilities	(1,124)	(20,142)
Increase in payable to PennyMac Financial Services, Inc.	2,212	2,532
(Decrease) increase in income taxes payable	(1,626)	2,165

Net cash provided by (used in) operating activities	113,302	(225,145)

Cash flows from investing activities
Net decrease (increase) in short-term investments	1,060	(6,007)
Repayments of mortgage-backed securities at fair value	1,978	—
Purchases of mortgage loans at fair value	(256,280)	(200,473)
Repayments and sales of mortgage loans at fair value	246,839	61,421
Repayments of mortgage loans under forward purchase agreements at fair value	5,329	—
Repayments of mortgage loans at fair value held by variable interest entity	5,453	—
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(20,526)	—
Repayment of excess spread investment	7,413	—
Purchases of derivative financial instruments	(259)	—
Sales of real estate acquired in settlement of loans	31,772	32,024
Purchase of real estate acquired in settlement of loans	(3,049)	—
Sales of real estate acquired in settlement of loans under forward purchase agreements	1,620	—
Increase in margin deposits and restricted cash	(21,857)	(1,493)

Net cash used in investing activities	(507)	(114,528)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash flows from financing activities
Sale of assets under agreement to repurchase	6,814,735	8,510,958
Repurchases of assets sold under agreements to repurchase	(6,966,561)	(8,152,010)
Repayments of borrowings under forward purchase agreements	(13,124)	—
Repayments of asset-backed secured financing of the variable interest entity at fair value	(1,805)	—
Proceeds from issuance of common shares	81,017	—
Payment of common share underwriting and offering costs	(918)	(78)
Payment of contingent underwriting fees payable	(109)	—
Payment of dividends	(41,570)	(33,577)

Net cash (used in) provided by financing activities	(128,335)	325,293

Net decrease in cash	(15,540)	(14,380)
Cash at beginning of period	27,411	33,756

Cash at end of period	$11,871	$19,376

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

The Company operates in two segments: correspondent lending and investment activities:

•	The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or “Manager”) and PennyMac Loan Services, LLC (“PLS” or “Servicer”), both subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Reclassification of previously presented balances

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

•	Interest expense is included with Interest income under a new caption, Net interest income, to better reflect the Company’s results due to growth in its portfolio of interest-earning assets. This reclassification results in the presentation of Net interest income in Net investment income and a decrease in Expenses.

•	Loan servicing fees payable to PennyMac Financial Services, Inc. is presented without the inclusion of other servicing expenses payable to nonaffiliates. Previously, Loan servicing expense included amounts payable to PFSI and to nonaffiliates. Amounts payable to nonaffiliates have been reclassified to Other expenses.

•	Other minor amounts were reclassified to Other expenses, to conform to the current period presentation.

Following is a summary of the reclassifications:

	Quarter ended March 31, 2013
	As reported	As previously reported	Reclassification
	(in thousands)
Net interest income (new caption):
Interest income	$16,875	$16,875	$—
Interest expense	11,236	—	11,236

	5,639	16,875	(11,236)

Net investment income	$107,816	$119,052	$(11,236)
Expenses:
Interest expense	$—	$11,236	$(11,236)
Expenses payable to PennyMac Financial Services, Inc.:
Loan servicing fees	7,726	8,090	(364)
Other	4,946	4,690	256
Total expenses	$51,881	$63,117	$(11,236)

These reclassifications did not change previously reported income before provision for income taxes, (benefit from) provision for income taxes, net income, reported consolidated balance sheet amounts, including shareholders’ equity, or consolidated cash flows.

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

A substantial portion of the distressed mortgage loans and REO purchased by the Company has been acquired from or through one or more subsidiaries of Citigroup Inc. The following tables present purchases for the Company’s investment portfolio of mortgage loans and REO (including purchases under forward purchase agreements), and the portion thereof representing assets purchased from or through one or more subsidiaries of Citigroup Inc.:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$257,200	$200,473
REO	3,087	—

	$260,287	$200,473

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$—	$200,473
REO	38	—

	$38	$200,473

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	March 31, 2014	December 31, 2013
	(in thousands)
Mortgage loans	$927,107	$1,138,131
Mortgage loans - forward	202,661	218,128
REO	88,081	84,726
REO - forward	13,032	8,705

	$1,230,881	$1,449,690

During the year ended December 31, 2013, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming mortgage loans and REO (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks and are held in a trust subsidiary by CGM pending payment by the Company.

The Company recognized these assets and related obligations as of the dates of the agreements and recognizes all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows include the following amounts related to the forward purchase agreements:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Statements of income:
Interest income on mortgage loans	$2,154	$—
Interest expense	$1,580	$—
Net gain on investments	$(940)	$—
Results of REO	$(400)	$—

Loan servicing fees	$316	$—
Statements of cash flows:
Repayments of mortgage loans	$5,329	$—
Sales of REO	$1,622	$—
Repayments of borrowings under forward purchase agreements	$(13,124)	$—

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Following is a summary of the base management and performance incentive fees payable to PFSI recorded by the Company:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Management fee:
Base	$5,521	$4,364
Performance incentive	2,553	2,128

	$8,074	$6,492

In the event of termination, PFSI may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual (or, if the period is less than 24 months, annualized) performance incentive fee earned by PFSI, in each case during the 24-month period before termination.

Following is a summary of mortgage loan servicing fees payable to PFSI:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Mortgage loan servicing fees payable to PFSI:
Mortgage loans acquired for sale at fair value:
Base	$17	$77
Activity-based	26	72

	43	149

Distressed mortgage loans:
Base	4,966	3,875
Activity-based	6,386	1,877

	11,352	5,752

MSRs:
Base	3,148	1,763
Activity-based	48	62

	3,196	1,825

	$14,591	$7,726

Following is a summary of correspondent lending activity between the Company and PFSI:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Fulfillment fees expense payable to PFSI	$8,902	$28,244
Unpaid principal balance of loans fulfilled by PFSI	$1,919,578	$4,786,826

Sourcing fees received from PFSI	$892	$1,010
Fair value of loans sold to PFSI	$3,130,530	$3,548,397

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PFSI	$48,909	$542,490

Following is a summary of investment activity between the Company and PFSI:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Purchases of excess servicing spread	$20,526	$—
Interest income from excess servicing spread	$2,862	$—
Excess servicing spread recapture recognized	$1,890	$—
MSR recapture recognized	$8	$133

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PFSI pursuant to which the Company agreed to reimburse PFSI for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period (the “Conditional

Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PFSI of the Conditional Reimbursement if the Company is required to pay PFSI performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the quarter ended March 31, 2014, the Company paid $36,000 to PFSI.

The reimbursement agreement also provides for the payment to the underwriters in such offering of the payment that the Company agreed to make to them at the time of the offering if the Company satisfied certain performance measures over a specified period. As PFSI earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PFSI. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarter ended March 31, 2014, the Company paid $72,000 to the underwriters.

In the event the termination fee is payable to PFSI under the management agreement and PFSI and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

The Company reimburses PFSI and its affiliates for other expenses, including common overhead expenses and other expenses incurred on its behalf by PFSI, in accordance with the terms of its management agreement as summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Reimbursement of:
Common overhead incurred by PFSI	$2,578	$2,606
Expenses incurred on the Company’s behalf	445	1,358

	$3,023	$3,964

Payments and settlements during the period (1)	$18,386	$33,362

(1)	Payments and settlements include payments for management fees and correspondent lending activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PFSI.

Amounts due to PFSI are summarized below:

	March 31,	December 31,
	2014	2013
	(in thousands)
Contingent underwriting fees	$1,752	$1,788
Servicing fees	8,222	5,915
Management fees	8,074	8,924
Allocated expenses	2,764	2,009

	$20,812	$18,636

Amounts due from affiliates totaling $3.6 million and $6.0 million at March 31, 2014 and December 31, 2013, respectively. At March 31, 2014, the balance represent payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled MSR and ESS recaptures. At March 31, 2013, amounts due from affiliates represent amounts receivable pursuant to loan sales to PFSI and reimbursable expenses paid on the affiliates’ behalf by the Company.

PFSI held 75,000 of the Company’s common shares of beneficial interest at both March 31, 2014 and December 31, 2013.

Note 4—Earnings Per Share

Basic earnings per share is determined using the two-class method. Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined using net income reduced by income attributable to the participating securities and divided by the weighted-average common shares outstanding during the period. The Company grants restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s exchangeable senior notes (the “Notes”), by the weighted-average shares outstanding, assuming all potentially dilutive securities were issued. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Basic earnings per share:
Net income	$37,873	$53,296
Effect of participating securities—share-based compensation awards	(408)	(518)

Net income attributable to common shareholders	$37,465	$52,778

Weighted-average shares outstanding	71,527	58,927
Basic earnings per share	$0.52	$0.90
Diluted earnings per share:
Net income	$37,873	$53,296
Interest on exchangeable senior notes, net of income taxes	2,079	—

Net income attributable to diluted shareholders	$39,952	$53,296

Weighted-average shares outstanding	71,527	58,927
Potentially dilutive securities:
Shares issuable pursuant exchange of the Notes	8,379	—
Shares issuable under share-based compensation	383	392

Diluted weighted-average number of shares outstanding	80,289	59,319

Diluted earnings per share	$0.50	$0.90

Note 5—Loan Sales

The Company is a variable interest holder in various special purpose entities that relate to its loan transfer and financing activities. The Company has segregated its involvement with variable interest entities (“VIEs”) between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions where PMT maintains continuing involvement with the mortgage loans as well as unpaid principal balance information at period end:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash flows:
Proceeds from sales	$2,026,306	$5,134,736
Servicing fees received (1)	$16,838	$9,136
Period end information:
Unpaid principal balance of mortgage loans outstanding	$27,192,550	$16,642,130
Unpaid principal balance of delinquent mortgage loans:
30-89 days delinquent	$70,365	$38,272
90 or more days delinquent
Not in foreclosure or bankruptcy	$7,700	$2,731
In foreclosure or bankruptcy	$10,569	$1,526

(1)	Net of guarantee fees

Consolidated VIE

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned VIE issued $537.0 million in offered certificates backed by fixed rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. Management concluded that the Company is the primary beneficiary of the VIE and, as a result, the Company consolidates the VIE. Consolidation of the VIE results in the securitized mortgage loans remaining on the consolidated balance sheets of the Company and the certificates issued by the VIE to nonaffiliates being accounted for as secured financing. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

The following table presents a summary of the assets and liabilities of the VIE. Intercompany balances have been eliminated for purposes of this presentation.

Assets and Liabilities of Consolidated VIE

	March 31, 2014	December 31, 2013
	(in thousands)
Assets
Mortgage loans at fair value held by VIE	$529,680	$523,652
Interest receivable, included in Other assets	1,718	1,584

Total	$531,398	$525,236

Liabilities
Asset-backed secured financing of the variable interest entity at fair value	$166,514	$165,415
Interest payable, included in Accounts payable and accrued liabilities	497	497

Total	$167,011	$165,912

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its interest rate lock commitments (“IRLC”), mortgage loans acquired for sale at fair value, MBS, ESS and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements.

	March 31, 2014			December 31, 2013
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$1,027	$—	$1,027	$272	$—	$272
MBS call options	93	—	93
Forward purchase contracts	777	—	777	1,229	—	1,229
Forward sale contracts	5,434	—	5,434	16,385	—	16,385
Treasury futures	328	—	328	—	—	—
Put options on Eurodollar futures	432	—	432	566	—	566
Call options on Eurodollar futures	66	—	66	—	—	—
Netting	—	(3,738)	(3,738)	—	(12,986)	(12,986)

	8,157	(3,738)	4,419	18,452	(12,986)	5,466
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	3,509	—	3,509	2,510	—	2,510

	$11,666	$(3,738)	$7,928	$20,962	$(12,986)	$7,976

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$3,509	$—	$—	$3,509	$2,510	$—	$—	$2,510
RBS Securities	892	—	—	892	—	—	—	—
RJ O’Brien	826	—	—	826	566	—	—	566
Citibank	725	—	—	725	—	—	—	—
Bank of America, N.A.	594	—	—	594	1,024	—	—	1,024
Wells Fargo	245			245	378			378
Credit Suisse First Boston Mortgage Capital LLC	234	—	—	234	—	—	—	—
Daiwa Capital Markets	141	—	—	141	608	—	—	608
Fannie Mae Capital Markets	—	—	—	—	432	—	—	432
Morgan Stanley Bank, N.A.	—	—	—	—	546	—	—	546
Cantor Fitzgerald LP	—	—	—	—	613	—	—	613
Other	762	—	—	762	1,299	—	—	1,299

Total	$7,928	$—	$—	$7,928	$7,976	$—	$—	$7,976

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for netting.

	March 31, 2014			December 31, 2013
	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the balance sheet	Net amounts of liabilities presented in the balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$3,547	$—	$3,547	$7,420	$—	$7,420
Forward contracts	1,219	—	1,219	1,295	—	1,295
MBS options	333	—	333	—	—	—
Netting	—	(4,376)	(4,376)	—	(8,015)	(8,015)

	5,099	(4,376)	723	8,715	(8,015)	700
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	238	—	238	1,261	—	1,261

	5,337	(4,376)	961	9,976	(8,015)	1,961

Assets sold under agreements to repurchase	1,887,778	—	1,887,778	2,039,605	—	2,039,605

	$1,893,115	$(4,376)	$1,888,739	$2,049,581	$(8,015)	$2,041,566

Derivative Liabilities, Financial Liabilities and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for offset. All assets sold under agreements to repurchase represent sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	March 31, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Citibank	$778,460	$(778,460)	$—	$—	$945,015	$(944,856)	$—	$159
Credit Suisse First Boston Mortgage Capital LLC	443,362	(443,362)	—	—	523,546	(523,546)	—	—
Bank of America, N.A.	334,772	(334,772)	—	—	408,452	(408,452)	—	—
Deutsche Bank	—	—		—	110	—		110
Daiwa Capital Markets	130,825	(130,825)	—	—	132,525	(132,525)	—	—
Morgan Stanley Bank, N.A.	109,884	(109,707)	—	177	30,226	(30,226)	—	—
RBS Securities	90,652	(90,652)	—	—	—	—	—	—
JP Morgan	—	—		—	228			228
Interest rate lock commitments	238	—	—	238	1,261	—	—	1,261
Other	546	—	—	546	203	—	—	203

Total	$1,888,739	$(1,887,778)	$—	$961	$2,041,566	$(2,039,605)	$—	$1,961

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

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and MSRs relating to loans with initial interest rates of more than 4.5% to be accounted for at estimated fair value. Management has elected to account for these financial statement items at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its asset-backed secured financing of the variable interest entity to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans held by variable interest entity which are also carried at fair value.

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

The Company’s risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are generally aimed at moderating the effects of changes in interest rates on the assets’ values. During the quarters ended March 31, 2014 and 2013, derivatives were used to hedge the fair value changes of the MSRs.

For assets sold under agreements to repurchase, borrowings under forward purchase agreements and the Notes, management has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the usage of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$91,338	$—	$—	$91,338
Mortgage-backed securities at fair value	—	198,110	—	198,110
Mortgage loans acquired for sale at fair value	—	344,680	—	344,680
Mortgage loans at fair value	—	—	2,079,020	2,079,020
Mortgage loans under forward purchase agreements at fair value	—	—	202,661	202,661
Mortgage loans at fair value held by variable interest entity	—	529,680	—	529,680
Excess servicing spread purchased from PennyMac Financial Services, Inc.	—	—	151,019	151,019
Derivative assets:
Interest rate lock commitments	—	—	3,509	3,509
MBS put options	—	1,027	—	1,027
MBS call options	—	93	—	93
Forward purchase contracts	—	777	—	777
Forward sales contracts	—	5,434	—	5,434
Treasury futures	—	328	—	328
Put options on Eurodollar futures	—	432	—	432
Call options on Eurodollar futures	—	66	—	66

Total derivative assets before netting	—	8,157	3,509	11,666
Netting (1)	—	—	—	(3,738)

Total derivative assets before netting	—	8,157	3,509	7,928

Mortgage servicing rights at fair value	—	—	36,181	36,181

	$91,338	$1,080,627	$2,472,390	$3,640,617

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$166,514	$—	$166,514
Derivative liabilities:
Interest rate lock commitments	—	—	238	238
MBS call options	—	333	—	333
Forward purchase contracts	—	3,547	—	3,547
Forward sales contracts	—	1,219	—	1,219

Total derivative liabilities before netting	—	5,099	238	5,337
Netting (1)	—	—	—	(4,376)

Total derivative liabilities	—	5,099	238	961

Total liabilities	$—	$171,613	$238	$167,475

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$92,398	$—	$—	$92,398
Mortgage-backed securities at fair value	—	197,401	—	197,401
Mortgage loans acquired for sale at fair value	—	458,137	—	458,137
Mortgage loans at fair value	—	—	2,076,665	2,076,665
Mortgage loans under forward purchase agreements at fair value	—	—	218,128	218,128
Mortgage loans at fair value held by variable interest entity	—	523,652	—	523,652
Excess servicing spread purchased from PennyMac Financial Services, Inc.	—	—	138,723	138,723
Derivative assets:
Interest rate lock commitments	—	—	2,510	2,510
MBS put options	—	272	—	272
Forward purchase contracts	—	1,229	—	1,229
Forward sales contracts	—	16,385	—	16,385
Options on Eurodollar futures	—	566	—	566

Total derivative assets before netting	—	18,452	2,510	20,962
Netting (1)	—	—	—	(12,986)

Total derivative assets	—	18,452	2,510	7,976

Mortgage servicing rights at fair value	—	—	26,452	26,452

	$92,398	$1,197,642	$2,462,478	$3,739,532

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$165,415	$—	$165,415
Derivative liabilities:
Interest rate lock commitments	—	—	1,261	1,261
Forward purchase contracts	—	7,420	—	7,420
Forward sales contracts	—	1,295	—	1,295

Total derivative liabilities	—	8,715	1,261	9,976
Netting (1)	—	—	—	(8,015)

Total derivative liabilities	—	8,715	1,261	1,961

Total liabilities	$—	$174,130	$1,261	$167,376

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	256,280	920	20,526	—	—	277,726
Repayments	(54,436)	(5,329)	(7,413)	—	—	(67,178)
Accrual of interest	—	—	2,862	—	—	2,862
ESS received pursuant to a recapture agreement with PFSI	—	—	1,113	—	—	1,113
Interest rate lock commitments issued, net	—	—	—	12,596	—	12,596
Capitalization of interest	11,726	744	—	—	—	12,470
Sales	(192,403)	—	—	—	—	(192,403)
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	11,757	11,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	15,742	2,397				18,139
Other factors	25,116	(3,337)	(4,792)	2,430	(2,028)	17,389

	40,858	(940)	(4,792)	2,430	(2,028)	35,528

Transfers of mortgage loans under forward purchase agreements to mortgage loans	4,460	(4,460)	—	—	—	—
Transfers of mortgage loans to REO	(64,130)	—	—	—	—	(64,130)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(6,402)	—	—	—	(6,402)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(13,004)	—	(13,004)

Balance, March 31, 2014	$2,079,020	$202,661	$151,019	$3,271	$36,181	$2,472,152

Changes in fair value recognized during the period relating to assets still held at March 31, 2014	$34,209	$(1,623)	$(4,792)	$3,271	$(2,028)	$29,037

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	March 31, 2013
	Mortgage loans at fair value	Interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$1,189,971	$19,479	$1,346	$1,210,796
Purchases	200,473	—	—	200,473
Repayments	(61,421)	—	—	(61,421)
Interest rate lock commitments issued, net	—	35,414	—	35,414
Capitalization of interest	5,230	—	—	5,230
Servicing received as proceeds from sales of mortgage loans	—	—	26	26
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	8,445			8,445
Other factors	55,535	—	(67)	55,468

	63,980	—	(67)	63,913

Transfers of mortgage loans to REO	(31,311)	—	—	(31,311)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	(43,841)	—	(43,841)

Balance, March 31, 2013	$1,366,922	$11,052	$1,305	$1,379,279

Changes in fair value recognized during the period relating to assets still held at March 31, 2013	$50,608	$11,052	$(67)	$61,593

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity):

	March 31, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$344,515	$332,267	$12,248
90 or more days delinquent (1)
Not in foreclosure	165	162	3
In foreclosure	—	—	—

	344,680	332,429	12,251

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	541,634	859,763	(318,129)
90 or more days delinquent (1)
Not in foreclosure	719,726	1,149,611	(429,885)
In foreclosure	1,020,321	1,635,615	(615,294)

	2,281,681	3,644,989	(1,363,308)

Mortgage loans at fair value held by variable interest entity:
Current through 89 days delinquent	529,680	537,804	(8,124)
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	529,680	537,804	(8,124)

	$3,156,041	$4,515,222	$(1,359,181)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$457,968	$447,224	$10,744
90 or more days delinquent (1)
Not in foreclosure	169	162	7
In foreclosure	—	—	—

	458,137	447,386	10,751

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	647,266	962,919	(315,653)
90 or more days delinquent (1)
Not in foreclosure	738,043	1,190,403	(452,360)
In foreclosure	909,484	1,493,644	(584,160)

	2,294,793	3,646,966	(1,352,173)

Mortgage loans at fair value held by variable interest entity:
Current through 89 days delinquent	523,652	543,257	(19,605)
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	523,652	543,257	(19,605)

	$3,276,582	$4,637,609	$(1,361,027)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	33	2,652	—	2,685
Mortgage loans acquired for sale at fair value	18,632	—	—	—	18,632
Mortgage loans at fair value	—	—	40,858	—	40,858
Mortgage loans under forward purchase agreements at fair value	—	—	(940)	—	(940)
Mortgage loans at fair value held by variable interest entity	—	330	11,307	—	11,637
Excess servicing spread at fair value	—	—	(2,901)	—	(2,901)
Mortgage servicing rights at fair value	—	—	—	(2,027)	(2,027)

	$18,632	$363	$50,976	$(2,027)	$67,944

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$(124)	$(2,780)	$—	$(2,904)

	$—	$(124)	$(2,780)	$—	$(2,904)

	Quarter ended March 31, 2013
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage loans acquired for sale at fair value	24,757	—	—	—	24,757
Mortgage loans at fair value	—	—	63,980	—	63,980
Mortgage servicing rights at fair value	—	—	—	(67)	(67)

	$24,757	$—	$63,980	$(67)	$88,670

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at estimated fair value on a nonrecurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$75,025	$75,025
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	10,236	10,236
Mortgage servicing rights at lower of amortized cost or fair value	—	—	49,108	49,108

	$—	$—	$134,369	$134,369

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$63,043	$63,043
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	7,760	7,760
Mortgage servicing rights at lower of amortized cost or fair value	—	—	184,067	184,067

	$—	$—	$254,870	$254,870

The following table summarizes the net losses recognized during the period on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Real estate asset acquired in settlement of loans	$(7,314)	$(4,954)
Real estate asset acquired in settlement of loans under forward purchase agreements	(528)	—
Mortgage servicing rights at lower of amortized cost or fair value	(627)	2,486

	$(8,469)	$(2,468)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ estimated fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured by cost in the case of purchased REO or by the fair value of the property at the time of acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the value at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into pools of mortgage loans with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3% and 4.5% and a single pool for mortgage loans with interest rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools is below the amortized cost of the MSRs for that pool reduced by the existing valuation allowance, those MSRs are impaired.

When MSRs are impaired, the impairment is recognized in current-period income and the carrying value of the MSRs is adjusted using a valuation allowance. If the value of the MSRs subsequently increases, the increase in value is recognized in current period income only to the extent of the valuation allowance for the respective impairment stratum.

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

Cash is measured using Level 1 inputs. The Company’s assets sold under agreements to repurchase and borrowings under forward purchase agreements are carried at amortized cost. The Company has classified these financial instruments as “Level 3” financial statement items as of March 31, 2014 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

Exchangeable Senior Notes are carried at amortized cost. The fair value of the Notes at March 31, 2014 was $242.0 million. The fair value of the Notes is estimated using a broker indication of value. The Company has classified the Notes as “Level 3” financial statement items as of March 31, 2014 due to the lack of current market activity and the reliance on the broker’s quote to estimate the instrument’s fair values.

Valuation Techniques and Assumptions

Most of the Company’s assets and a portion of its liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of those items are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ and liabilities’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

PFSI has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures.

The FAV group reports to PFSI’s valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PFSI. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to the valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

The FAV group is responsible for reporting to PFSI’s valuation committee on a monthly basis on the changes in the valuation of the Level 3 assets and liabilities it values, including major factors affecting the valuation and any changes in model methods and assumptions. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of each of the changes to the significant inputs to the valuation models.

The following describes the valuation techniques and assumptions used in estimating the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities

The Company’s MBS securities are presently Agency MBS. Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency MBS is estimated based on quoted market prices for similar securities.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held by variable interest entity, are categorized as “Level 2” financial statement items. The fair values of mortgage loans acquired for sale at fair value are estimated using their quoted market or contracted price or market price equivalent. For mortgage loans at fair value held by variable interest entity, the fair values of all of the individual securities issued by the securitization trust are used to derive a price for the mortgage loans.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type or contracted selling price, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.

The valuation process includes the computation by stratum of loan population and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to PFSI’s valuation committee as part of its review and approval of monthly valuation results.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value:

	Range
	(Weighted average)
Key inputs	March 31, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate	8.5% – 16.9%	8.7% – 16.9%
	(12.4%)	(12.7%)
Twelve-month projected housing price index change	2.1% – 3.8%	2.5% – 4.3%
	(3.5%)	(3.7%)
Prepayment speed(1)	0.0% – 6.0%	0.0% – 3.9%
	(2.1%)	(2.0%)
Total prepayment speed (2)	0.6% – 32.9%	0.3% – 33.9%
	(23.6%)	(24.3%)

Mortgage loans under forward purchase agreements
Discount rate	8.5% – 15.2%	9.5% – 13.5%
	(12.5%)	(11.9%)
Twelve-month projected housing price index change	3.2% – 3.8%	3.3% – 4.2%
	(3.6%)	(3.8%)
Prepayment speed(1)	1.9% – 3.9%	1.1% – 2.9%
	(2.7%)	(2.2%)
Total prepayment speed (2)	11.3% – 26.6%	13.4% – 27.9%
	(21.6%)	(22.8%)

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PennyMac Financial Services, Inc.

The Company categorizes ESS as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include prepayment speed and discount rate. Significant changes to those inputs in isolation could result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to loss in value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the ESS, thereby reducing ESS value. Reductions in the value of ESS affect income primarily through change in fair value.

Interest income for ESS is accrued using the interest method, based upon the expected interest yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in interest income which is recorded in Interest income. Changes to expected cash flows result in a change to fair value that is recognized in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of ESS:

	Range
	(Weighted average)
Key inputs	March 31, 2014	December 31, 2013
Unpaid principal balance of underlying mortgage loans (in thousands)	$22,246,336	$20,512,659
Average servicing fee rate (in basis points)	32	32
Average ESS rate (in basis points)	16	16
Pricing spread (1)	1.7% – 14.4%	2.8% - 14.4%
	(4.8%)	(5.4%)
Life (in years)	0. 6 - 7.3	0.9 - 8.0
	(5.7)	(6.1)
Annual total prepayment speed (2)	7.7% – 63.8%	7.7% - 48.6%
	(10.4%)	(9.7%)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the “pull-through rate”). The Company categorizes IRLCs as “Level 3” financial statement items.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
Key inputs	March 31, 2014	December 31, 2013
Pull-through rate	64.0% - 98.0%	64.8% - 98.0%
	(83.5%)	(86.4%)
MSR value expressed as:
Servicing fee multiple	2.1 - 4.9	1.4 - 5.1
	(3.9)	(4.1)
Percentage of unpaid principal balance	0.5% - 1.2%	0.4% - 1.3%
	(1.0%)	(1.0%)

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the Company’s discounted cash flow model are based on market factors which management believes are consistent with inputs and data used by market participants valuing similar MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable pricing spread or discount rate, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. The results of the estimates of fair value of MSRs are reported to PFSI’s valuation committee as part of their review and approval of monthly valuation results.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2014		2013
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$9,118	$11,757	$56,190	$26
Unpaid principal balance of underlying mortgage loans	$850,548	$1,091,714	$5,003,557	$2,600
Weighted-average annual servicing fee rate (in basis points)	25	25	25	33
Pricing spread (1)	6.3% – 14.3%	8.5% – 12.3%	5.4% – 14.4%	7.5% - 14.4%
	(8.5%)	(8.9%)	(7.0%)	(8.5%)
Life (in years)	1.1 – 7.3	2.8 – 7.3	2.7 - 6.9	2.8 - 6.8
	(5.9)	(7.1)	(6.4)	(6.1)
Annual total prepayment speed (2)	7.6% – 56.4%	8.0% – 23.8%	8.5% – 22.7%	10.4% - 27.0%
	(10.3%)	(9.3%)	(9.1%)	(14.4%)
Annual per-loan cost of servicing	$68 – $68	$68 – $68	$68 – $140	$68 - $68
	($68)	($68)	($68)	($68)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the estimated fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	March 31, 2014		December 31, 2013
	Range (Weighted average)
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)
Carrying value	$265,246	$36,181	$264,120	$26,452

Key inputs:
Unpaid principal balance of underlying mortgage loans	$23,897,201	$3,426,693	$23,399,612	$2,393,321
Weighted-average annual servicing fee rate (in basis points)	26	26	26	26
Weighted-average note interest rate	3.70%	4.79%	3.68%	4.78%
Pricing spread (1)	6.3% – 17.5%	7.3% – 15.3%	6.3% – 17.5%	7.3% – 15.3%
	(6.9%)	(8.8%)	(6.7%)	(8.6%)
Effect on fair value of a:
5% adverse change	$(5,406)	$(656)	$(5,490)	$(488)
10% adverse change	$(10,628)	$(1,290)	$(10,791)	$(959)
20% adverse change	$(20,557)	$(2,495)	$(20,861)	$(1,855)
Weighted average life (in years)	1.1 - 7.3	2.6 - 7.3	1.3 - 7.3	2.8 - 7.3
	(6.5)	(7.1)	(6.7)	(7.2)
Prepayment speed (2)	7.7% – 56.4%	8.0% – 23.9%	7.7% - 51.9%	8.0% - 20.0%
	(8.3%)	(9.4%)	(8.2%)	(8.9%)
Effect on fair value of a:
5% adverse change	$(5,443)	$(824)	$(5,467)	$(568)
10% adverse change	$(10,719)	$(1,619)	$(10,765)	$(1,117)
20% adverse change	$(20,800)	$(3,128)	$(20,886)	$(2,160)
Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($68)	($68)	($68)
Effect on fair value of a:
5% adverse change	$(1,735)	$(220)	$(1,695)	$(158)
10% adverse change	$(3,471)	$(439)	$(3,390)	$(316)
20% adverse change	$(6,941)	$(878)	$(6,780)	$(633)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated inputs; do not incorporate changes in the inputs in relation to other inputs; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	March 31, 2014		December 31, 2013
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Conventional:
Agency-eligible	$282,250	$272,765	$311,162	$304,749
Jumbo	13,521	13,092	34,615	35,050
Government-insured or guaranteed	48,909	46,572	112,360	107,587

	$344,680	$332,429	$458,137	$447,386

Loans pledged to secure assets sold under agreements to repurchase	$339,153		$454,210

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the unpaid principal balance plus interest earned during the period it holds each such loan.

Note 9—Derivative Financial Instruments

The Company is exposed to price risk relative to its mortgage loans acquired for sale as well as to the IRLCs it issues to correspondent lenders. The Company bears price risk from the time an IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. During this period, the Company is exposed to losses if mortgage interest rates increase because the value of the purchase commitment or mortgage loan acquired for sale decreases.

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

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. The Company periodically includes MSRs in its hedging activities.

Beginning in the third quarter of 2013, the Company entered into Eurodollar futures, which settle daily, to economically hedge net fair value changes of a portion of fixed-rate mortgage loans at fair value held by variable interest entity and MBS securities at fair value and the related variable rate repurchase agreement liabilities indexed to LIBOR. The Company uses the Eurodollar futures with the intention of moderating the risk of rising market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its LIBOR-indexed variable interest rate repurchase agreement liabilities.

The Company does not use derivative financial instruments for purposes other than in support of its risk management activities other than IRLCs, which are generated in the normal course of business when the Company commits to purchase mortgage loans acquired for sale. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	March 31, 2014			December 31, 2013
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	704,824	$3,509	$238	557,343	$2,510	$1,261
Forward sales contracts	2,497,960	5,434	1,219	3,588,027	16,385	1,295
Forward purchase contracts	1,777,353	777	3,547	2,781,066	1,229	7,420
MBS put options	260,000	1,027	—	55,000	272	—
MBS call options	35,000	93	333	110,000	—	—
Eurodollar futures	6,084,000	—	—	8,779,000	—	—
Treasury futures	75,000	328	—	105,000	—	—
Call options on Eurodollar futures	380,000	66	—	—	—	—
Put options on Eurodollar futures	90,000	432	—	52,500	566	—

Total derivative instruments before netting		11,666	5,337		20,962	9,976
Netting		(3,738)	(4,376)		(12,986)	(8,015)

		$7,928	$961		$7,976	$1,961

Margin deposits with (collateral received from) derivatives counterparties		$638			$(4,971)

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale and MSR:

	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended March 31, 2014
Forward purchase contracts	2,781,066	6,397,817	(7,401,530)	1,777,353
Forward sales contracts	3,588,027	8,668,939	(9,759,006)	2,497,960
MBS put option sales contracts	15,000	—	(15,000)	—
MBS put option purchase contracts	55,000	405,000	(225,000)	235,000
MBS call option purchase contracts	110,000	60,000	(135,000)	35,000
Treasury Future sale contracts	—	28,800	(28,800)	—
Treasury Future purchase contracts	—	21,600	(21,600)	—
Put option on Eurodollar futures	—	325,000	—	325,000
Call option on Eurodollar futures	—	150,000	(60,000)	90,000

The Company recorded net gains on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $10.7 million and $12.9 million for the quarters ended March 31, 2014 and 2013, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used as economic hedges of MSRs totaling $99,000 and $2.0 million for the quarters ended March 31, 2014 and 2013, respectively. The derivative losses are included in Net loan servicing fees in the Company’s consolidated statements of income.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s net fair value changes of a portion of fixed-rate Mortgage loans at fair value held by variable interest entity and MBS securities at fair value and the related variable LIBOR rate repurchase agreement liabilities:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2014
Eurodollar Future sale contracts	8,779,000	126,000	(2,821,000)	6,084,000
Eurodollar Future purchase contracts	—	2,597,000	(2,597,000)	—
Treasury Future sale contracts	105,000	75,000	(105,000)	75,000
Treasury Future purchase contracts	—	75,000	(75,000)	—
Put options on Eurodollar futures	52,500	112,000	(109,500)	55,000
MBS put option purchase contracts	15,000	25,000	(15,000)	25,000

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities of $5.6 million for the quarter ended March 31, 2014. The derivative losses are included in Net gain on investments in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the quarter ended March 31, 2013.

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2014		December 31, 2013
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$1,584,703	$2,549,293	$1,469,686	$2,415,446
Performing loans:
Fixed interest rate	277,352	440,005	310,607	475,568
Adjustable-rate mortgage (“ARM”)/hybrid	95,550	134,357	165,327	207,553
Interest rate step-up	121,274	211,866	130,906	215,702
Balloon	141	212	139	213

	494,317	786,440	606,979	899,036

	$2,079,020	$3,335,733	$2,076,665	$3,314,482

Mortgage loans at fair value pledged to secure borrowings at period end:
Assets sold under agreements to repurchase	$1,913,828		$1,963,266

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$679		$989

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

Concentration	March 31, 2014	December 31, 2013
Portion of mortgage loans originated between 2005 and 2007	72%	72%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to-current-property-value in excess of 100%	62%	61%
Percentage of mortgage loans secured by California real estate	21%	24%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey Maryland	New York Florida New Jersey

Note 11—Mortgage Loans at Fair Value Held by Variable Interest Entity

Following is a summary of the distribution of the Company’s mortgage loans at fair value held by variable interest entity:

	March 31, 2014		December 31, 2013
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan type	value	balance	value	balance
(in thousands)
Jumbo fixed interest rate	$529,680	$537,804	$523,652	$543,257

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value held by variable interest entity:

States comprising more than 5.00% of unpaid principal balance	March 31, 2014	December 31, 2013
California	57%	57%
Washington	8%	8%
Texas	6%	6%
Virginia	6%	6%
Other	23%	23%

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

	March 31, 2014		December 31, 2013
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan type	value	balance	value	balance
	(in thousands)
Nonperforming loans	$155,344	$235,932	$177,841	$268,600
Performing loans:
Fixed	21,860	32,728	19,292	29,496
ARM/hybrid	21,094	33,016	19,510	31,933
Interest rate step-up	4,363	7,580	1,485	2,455

	47,317	73,324	40,287	63,884

	$202,661	$309,256	$218,128	$332,484

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

	March 31,	December 31,
	2014	2013
Portion of mortgage loans originated between 2005 and 2007	73%	72%
Percentage of mortgage loans secured by California real estate	25%	25%
Additional states contributing 5% or more of mortgage loans	New Jersey	New Jersey
	New York	Washington
	Washington	New York
	Maryland	Maryland
	Florida

At March 31, 2014, the entire balance of mortgage loans under forward purchase agreements was held in a VIE by the seller of the loans to secure borrowings under forward purchase agreements.

Note 13—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$138,942	$88,078
Purchases	3,049	—
Transfers from mortgage loans at fair value and advances	68,902	31,685
Transfers from REO under forward purchase agreements	92	—
Results of REO:
Valuation adjustments, net	(8,408)	(6,089)
Gain on sale, net	2,182	2,836

	(6,226)	(3,253)
Proceeds from sales	(31,772)	(32,024)

Balance at end of period	$172,987	$84,486

At period end:
REO pledged to secure assets sold under agreements to repurchase	$29,966	$8,233

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$51,649	$7,122

Note 14—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$9,138	$—
Purchases	38	—
Purchases financed through forward purchase agreements	—	—
Transfers from mortgage loans under forward purchase agreements at fair value and advances	6,828	—
Transfers to REO	(92)	—
Results of REO under forward purchase agreements:
Valuation adjustments, net	(484)	—
Gain on sale, net	84	—

	(400)	—
Proceeds from sales	(1,622)	—

Balance at end of period	$13,890	$—

At March 31, 2014, the entire balance of REO under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 15—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance at beginning of period	$26,452	$1,346
Additions:
Purchases	—	—
MSRs resulting from loan sales	11,757	26

Total additions	11,757	26

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(1,232)	(9)
Other changes in fair value(2)	(796)	(58)

	(2,028)	(67)

Sales	—	—

Balance at end of period	$36,181	$1,305

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Amortized Cost:
Balance at beginning of period	$266,697	$132,977
MSRs resulting from loan sales	9,118	56,190
Purchases	—	—

	9,118	56,190

Sales	—	—
Amortization	(7,365)	(4,970)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance at end of period	268,450	184,197

Valuation Allowance:
Balance at beginning of period	(2,577)	(7,547)
(Additions) reversals	(627)	2,486
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—

Balance at end of period	(3,204)	(5,061)

MSRs, net	$265,246	$179,136

Estimated fair value at end of period	$289,934	$186,209

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its March 31, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year ended March 31,	amortization
(in thousands)
2015	$26,661
2016	26,082
2017	24,924
2018	23,513
2019	21,697
Thereafter	145,573

Total	$268,450

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Contractual servicing fees	$16,816	$8,937

Note 16— Assets Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to assets sold under agreements to repurchase at fair value:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.21%	2.77%
Average balance	$1,795,702	$1,221,766
Total interest expense	$12,539	$10,712
Maximum daily amount outstanding	$2,079,090	$1,619,022
Period end:
Balance	$1,887,778	$1,615,050
Weighted-average interest rate	2.31%	3.51%
Available borrowing capacity:
Committed	$1,195,414	$884,950
Uncommitted	$865,223	$50,000

	$2,060,637	$934,950

Margin deposits placed with counterparties	$3,780	$2,973
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$198,110	$—
Mortgage loans acquired for sale at fair value	$339,153	$1,122,940
Mortgage loans at fair value	$1,914,507	$1,203,788
Mortgage loans at fair value held by variable interest entity	$356,170	$—
Real estate acquired in settlement of loans	$81,615	$15,355

	$2,889,555	$2,342,083

(1)	Excludes the amortization of commitment fees and issuance costs of $2.5 million and $2.3 million for the quarters ended March 31, 2014 and 2013, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by maturity date:

Remaining Maturity at March 31, 2014	Balance
(in thousands)
Within 30 days	$372,590
Over 30 to 90 days	130,825
Over 90 days to 180 days	704,238
Over 180 days to 1 year	680,125

$1,887,778

Weighted average maturity (in months)	4.5

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2014:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$339,267	June 22, 2014	October 31, 2014
Bank of America, N.A.	$32,059	June 12, 2014	January 30, 2015
Morgan Stanley	$6,317	May 20, 2014	December 18, 2014
The Royal Bank of Scotland Group	$57,295		February 17, 2015
Citibank, N.A.	$559,042	March 31, 2014	July 24, 2014

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Daiwa Capital Markets America, Inc	$6,217	May 3, 2014
Credit Suisse First Boston Mortgage Capital LLC	$2,374	April 15, 2014
Bank of America, N.A.	$612	April 15, 2014

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for certain of the Company’s subsidiaries, including the Operating Partnership of $700 million (net worth was $1.6 billion, which includes PennyMac Holdings, LLC “PMH” and PennyMac Corp. (“PMC”)), PMH of $250 million (net worth was $694.5 million), and PMC of $150 million (net worth was $342.3 million). These tangible net worth requirements limit the subsidiaries’ abilities to transfer funds to the Company.

Note 17—Asset-backed secured financing of the variable interest entity at fair value

Following is a summary of financial information relating to the asset-backed secured financing of the variable interest entity:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
Period end:
Balance	$166,514	$—
Weighted-average interest rate	3.58%	—
During the period:
Weighted-average balance	$166,894	0.00%
Interest expense	$1,617	$—

The Asset-backed secured financing of the variable interest entity is a non-recourse liability and secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Notes due May 1, 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of beneficial interest of the Company at a rate of 33.5149 common shares per $1,000 principal amount of the Notes.

Following is financial information relating to the Notes:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
Period end:
Balance	$250,000	$—
Unamortized issuance costs (1)	$6,616	$—
Weighted-average interest rate	5.38%	—
During the period:
Weighted-average balance	$250,000	$—
Interest expense (2)	$3,584	$—

(1)	Unamortized issuance costs are included in Other assets in the consolidated balance sheets.
(2)	Total interest expense includes amortization of debt issuance costs of $225,000 during the quarter ended March 31, 2014.

Note 19—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
Period end:
Balance	$216,614	$—
Interest rate	3.01%	0.00%
Fair value of underlying loans and REO	$215,693	$—
During the period:
Weighted-average interest rate	2.85%	0.00%
Weighted-average balance	$221,769	$—
Interest expense	$1,580	$—
Maximum daily amount outstanding	$226,848	$—

Note 20—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$10,110	$4,441
Provision for losses	744	1,790
Incurred losses	—	—

Balance, end of period	$10,854	$6,231

Following is a summary of the Company’s repurchase activity:

	Quarter ended March 31,
	2014	2013
	(in thousands)
During the period:
Unpaid principal balance of mortgage loans repurchased	$4,939	$648
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$1,333	$710
At end of period:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$12,097	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$27,188,848	$16,639,996

Note 21—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2014, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

March 31, 2014
(in thousands)
Commitments to purchase mortgage loans:
Correspondent lending	$704,824
Other mortgage loans	$—

Note 22—Shareholders’ Equity

At March 31, 2014, the Company had approximately $117.6 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM. During the three months ended March 31, 2014, the Company sold a total of 3,387,022 of its common shares at a weighted average price of $23.92 per share, providing net proceeds to the Company of approximately $80.1 million, net of sales commissions of $874,000.

Note 23—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds, net	$(2,894)	$(27,247)
Hedging activities	(3,547)	13,614

	(6,441)	(13,633)
Non cash gain:
Receipt of MSRs in loan sale transactions	20,875	56,216
Provision for losses relating to representations and warranties provided in loan sales	(744)	(1,790)
Change in fair value relating to IRLCs, mortgage loans, and hedging derivatives held at period end:
IRLCs	2,022	(8,426)
Mortgage loans	1,411	(2,422)
Hedging derivatives	(7,152)	(666)

	(3,719)	(11,514)

	$9,971	$29,279

Note 24—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Interest income:
Short-term investments	$152	$31
Mortgage-backed securities	1,761	—
Mortgage loans acquired for sale at fair value	3,625	6,323
Mortgage loans at fair value	23,286	10,497
Mortgage loans under forward purchase agreements at fair value	2,154	—
Mortgage loans at fair value held by variable interest entity	5,495	—
Excess servicing spread purchased from PFSI, at fair value	2,862	—
Other	11	24

	39,346	16,875

Interest expense:
Assets sold under agreements to repurchase	12,539	10,712
Borrowings under forward purchase agreements	1,580	—
Asset-backed secured financing and the variable interest entity	1,617	—
Exchangeable senior notes	3,584	—
Other	455	524

	19,775	11,236

Net interest income	$19,571	$5,639

Note 25—Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$709	$—
Mortgage loans	39,918	63,980
Mortgage loans held by VIE and related secured financing:
Mortgage loans held by variable interest entity	7,639	—
Asset-backed secured financing and the variable interest entity	(2,780)	—

	4,859	—
Excess servicing spread purchased from PFSI, at fair value	(2,901)	—

	$42,585	$63,980

Note 26—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Servicing fees (1)	$17,532	$10,417
MSR recapture fee receivable from PFSI	8	133
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(7,365)	(4,970)
(Provision for) reversal of impairment	(627)	2,486
Carried at fair value - change in fair value	(2,028)	(67)
Losses on hedging derivatives	(99)	(1,988)

	(10,119)	(4,539)

Net loan servicing fees	$7,421	$6,011

(1)	Includes contractually specified servicing and ancillary fees.

Note 27—Share-Based Compensation Plans

On March 31, 2014 and 2013, the Company had one share-based compensation plan. Compensation expense relating to grants under the plan of $2.6 million and $1.8 million, which includes dividend equivalents paid to unvested restricted share unit holders, was recognized for the three months ended March 31, 2014 and 2013, respectively. The Company issued no new grants and had vestings of 84,437 and 85,769 units during the three months ended March 31, 2014 and 2013, respectively.

Note 28—Income Taxes

The Company had a tax benefit of $1.6 million for the three months ended March 31, 2014 and a tax expense of $2.6 million for the three months ended March 31, 2013. The Company’s effective tax rate was (4.4)% for the three months ended March 31, 2014 compared to 4.7% for the same period in 2013. The decrease in the Company’s effective tax rate for the three months ended March 31, 2014 compared to the prior period in 2013 is due primarily to a loss in the Company’s taxable REIT subsidiary for the first quarter of 2014 compared to income in that entity for the same period in 2013. The primary difference between the Company’s effective tax rate and the statutory tax rate is non-taxable REIT income resulting from the deduction for dividends paid.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 29—Segments and Related Information

The Company has two segments: correspondent lending and investment activities.

•	The correspondent lending segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of MBS, using the services of PCM and PLS, both subsidiaries of PFSI.

Most of the loans the Company has acquired in its correspondent lending activities have been eligible for sale to government-sponsored entities such as Fannie Mae and Freddie Mac or through government agencies such as Ginnie Mae.

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Quarter ended March 31, 2014	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$9,971	$—	$—	$9,971
Net gain on investments	—	42,585	—	42,585
Interest income	3,635	36,598	(887)	39,346
Interest expense	(3,655)	(17,007)	887	(19,775)

	(20)	19,591	—	19,571
Net loan servicing fees	—	7,421		7,421
Other investment income (loss)	2,356	(5,309)	—	(2,953)

	12,307	64,288	—	76,595

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	9,071	22,496	—	31,567
Other	88	8,651	—	8,739

	9,159	31,147	—	40,306

Income before provision for income taxes	$3,148	$33,141	$—	$36,289

Total assets at period end	$359,348	$3,868,189	$—	$4,227,537

Quarter ended March 31, 2013	Correspondent lending	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$29,279	$—	$—	$29,279
Net gain on investments	—	63,980	—	63,980
Interest income	6,324	10,592	(41)	16,875
Interest expense	(5,688)	(5,589)	41	(11,236)

	636	5,003	—	5,639
Net loan servicing fees	—	6,011	—	6,011
Other investment income (loss)	5,473	(2,566)	—	2,907

	35,388	72,428	—	107,816

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	25,454	13,724	3,284 (1)	42,462
Other	1,054	8,365	—	9,419

	26,508	22,089	3,284	51,881

Income before provision for income taxes	$8,880	$50,339	$(3,284)	$55,935

Total assets at period end	$1,142,774	$1,829,246	$(44,860)	$2,927,160

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Note 30—Supplemental Cash Flow Information

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash paid for interest	$25,490	$11,192
Income tax payment	$42	$473
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$68,902	$31,510
Purchase of mortgage loans financed through forward purchase agreements	$920	$—
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$4,460	$—
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$6,828	$—
Receipt of MSRs as proceeds from sales of loans	$20,875	$56,216
Purchase of REO financed through forward purchase agreements	$38	$—
Receipt of ESS pursuant to recapture agreement with PFSI	$1,113	$—
Transfer of REO under forward purchase agreements to REO	$92	$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$920	$—
Purchase of REO financed through forward purchase agreements	$38	$—
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$2,046	$—
Dividends payable	$43,618	$—

Note 31—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $53.0 million and $20.6 million, respectively. Management believes that PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of March 31, 2014.

Note 32—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On May 8, 2014, the Company purchased a pool of nonperforming mortgage loans with an aggregate unpaid principal balance of $37.9 million.

•	On April 29, 2014, PFSI entered into a letter of intent with a third party to purchase a $3.5 billion unpaid principal balance portfolio of Ginnie Mae MSRs. The Company intends to purchase from PFSI approximately $26 million of ESS from this MSR portfolio. The MSR acquisition by PFSI and the Company’s purchase of ESS are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions and approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	All agreements to repurchase assets that matured between March 31, 2014 and the date of this Report were extended or renewed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter ended March 31, 2014, we acquired distressed mortgage loans with fair values totaling $257.2 million, and we received proceeds from sales, liquidation, and payoffs from our portfolio of distressed mortgage loans and REO totaling $285.6 million.

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

During the quarter ended March 31, 2014, we purchased loans with fair values totaling $5.0 billion, in furtherance of our correspondent lending business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”), through the Federal Housing Administration (“FHA”) or insured or guaranteed by the Veterans Administration (“VA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $892,000, recorded in Net gain on mortgage loans acquired for sale, relating to $3.1 billion of loans at fair value we sold to PLS for the quarter ended March 31, 2014, compared to $1.0 million relating to $3.5 billion of loans at fair value that we sold to PLS for the quarter ended March 31, 2013.

We supplement these activities through participation in other mortgage-related activities, including:

•	Acquisition of MSRs or ESS from MSRs. We believe that MSR and ESS investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to improve the assets’ value. During the quarter ended March 31, 2014, we purchased ESS with a fair value totaling $20.5 million. We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent lending operation. During the quarter ended March 31, 2014, we retained MSRs with a fair value at initial recognition totaling $20.9 million, compared to $56.2 million during the quarter ended March 31, 2013.

•	To the extent that we transfer correspondent lending loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent lending business more attractive to lenders from which we acquire newly originated loans.

We conduct substantially all of our operations, and make substantially all of our investments, through our Operating Partnership and its subsidiaries. We are the sole limited partner and one of our subsidiaries is the sole general partner of our Operating Partnership.

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent lending business, is conducted in a taxable REIT subsidiary (“our TRS”), which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During the first quarter of 2014, real U.S. gross domestic product expanded at an annual rate of 0.1% compared to revised 1.1% and 2.6% annual rates for the first and fourth quarters of 2013. The national unemployment rate was 6.7% at March 31, 2014 and compares to a revised seasonally adjusted rate of 7.5% at March 31, 2013 and 6.7% at December 31, 2013. While delinquency rates on residential real estate loans continue to decrease, they remain elevated compared to historical rates. As reported by the Federal Reserve Bank, during the fourth quarter of 2013, the delinquency rate on residential real estate loans held by commercial banks was 8.2%, a reduction from 10.0% during the fourth quarter of 2012.

Residential real estate activity was impacted by severe winter weather in many parts of the country during the first quarter of 2014. The seasonally adjusted annual rate of existing home sales for March 2014 was 7.5% lower than for March 2013 and the national median existing home price for all housing types was $198,500, a 7.9% increase from March 2013. On a national level, foreclosure filings during the first quarter of 2014 decreased by 23% as compared to the first quarter of 2013. Foreclosure activity across the country decreased throughout 2013; however, it is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from a low of 4.30% to a high of 4.43% during the first quarter of 2014 while during the first quarter of 2013, thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 3.57% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long term U.S. Treasury yields. Toward the end of the second quarter of 2013, an increase in these Treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have decreased led by a reduction in refinance activity.

Mortgage lenders originated an estimated $235 billion of home loans during the quarter ended March 31, 2014, down 58.0% percent from the quarter ended March 31, 2013. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.2 trillion compared to $1.9 trillion for 2013 (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In the first quarter of 2014, prime jumbo MBS issuances surpassed the first quarter of 2013, with securitizations totaling $1.3 billion in unpaid principal balance. We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans. However, current investor demand for non-agency MBS is limited as evidenced by weaker pricing for securitizations issued in the second half of 2013. We believe that the Federal Housing Finance Agency (“FHFA”) will begin to reduce Agency conforming limits to pre-crisis levels beginning sometime in 2014. This would open a significant portion of the jumbo market to non-Agency securitization and move the market one step closer to normalization. During the quarter ended March 31, 2014, we produced approximately $12.5 million in unpaid principal balance (“UPB”) of jumbo loans, compared to $8.1 million in UPB of jumbo loans produced during the quarter ended March 31, 2013.

Our Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the first quarter of 2014, our Manager reviewed 37 mortgage loan pools with UPB totaling approximately $9.2 billion. This compares to our Manager’s review of 27 mortgage loan pools with UPB totaling approximately $5.7 billion during the first quarter of 2013. We acquired distressed loans with fair value totaling $256.3 million and $200.5 million during the quarters ended March 31, 2014 and 2013, respectively. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive. We remain patient and selective in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

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

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2014	2013
	(in thousands except share amounts)
Net investment income	$76,595	$107,816

Income before provision for income taxes by segment:
Correspondent lending	$3,148	$8,880
Investment activities	33,141	50,339
Other (1)	—	(3,284)

	$36,289	$55,935

Net income	$37,873	$53,296
Earnings per share:
Basic	$0.52	$0.90
Diluted	$0.50	$0.90
Dividends per share:
Declared	$0.59	$0.57
Paid	$0.59	$0.57
Correspondent lending:
Notional (principal) amount of conventional and jumbo IRLCs issued	$2,231,380	$4,350,365
Purchases of mortgage loans acquired for sale
At fair value	$5,043,223	$8,849,152
Unpaid principal balance	$4,833,031	$8,525,620
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$2,026,306	$5,134,736
Sales of government-insured and guaranteed loans to PLS	3,130,531	3,548,397

	5,156,837	8,683,133

MSRs	20,875	56,216

	$5,177,712	$8,739,349

Investment activities:
Distressed mortgage loans and REO:
Purchases	$260,287	$200,473
Cash proceeds from liquidation activities	$285,560	$93,445
MBS:
Purchases	$—	$—
Cash proceeds from repayment and sales	$1,978	$—
ESS:
Purchases from PFSI	$20,526	$—
Cash proceeds from repayments	$7,413	$—

Share prices during the period:
High	$24.44	$28.73
Low	$22.86	$24.17
At period end	$23.90	$25.89
At period end:
Total assets	$4,227,537	$2,927,160
Book value per share	$20.88	$20.72

(1)	Represents corporate absorption of fulfillment fees for transition adjustment relating to the amended and restated mortgage banking and warehouse services agreement effective February 1, 2013.

During the quarter ended March 31, 2014, we recorded net income of $37.9 million, or $0.50 per diluted share. Our net income for the quarter ended March 31, 2014 reflects net gains on our investments in financial instruments totaling $52.6 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $45.8 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity. These gains were supplemented by $19.6 million of net interest income. During the quarter ended March 31, 2014, we purchased $5.0 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $10.0 million. At March 31, 2014, we held mortgage loans acquired for sale with fair values totaling $344.7 million, including $48.9 million that were pending sale to PLS.

During the quarter ended March 31, 2013, we recorded net income of $53.3 million, or $0.90 per diluted share. Our net income for the quarter reflects net gains on our investments in financial instruments totaling $93.3 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $55.6 million of valuation gains on mortgage loans, supplemented by $5.6 million of net interest income. During the quarter ended March 31, 2013, we purchased $8.8 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $29.3 million. At March 31, 2013, we held mortgage loans acquired for sale with fair values totaling $1.2 billion.

Our net income decreased during the quarter ended March 31, 2014 due to decreased pretax income in both our investment activities and correspondent lending segments. In our investment activities, our average investment portfolio was approximately $2.9 billion during the quarter ended March 31, 2014, an increase of $1.7 billion, or 145%, over the quarter ended March 31, 2013. During the quarter ended March 31, 2014, we recognized net gain on investments, net interest income and net loan servicing fees totaling approximately $69.6 million in our investment activities segment, a decrease of $5.4 million, or 7%, from the quarter ended March 31, 2013. During the quarter ended March 31, 2013, we recognized net gain on investments, net interest income and net loan servicing fees totaling approximately $75.0 million.

In our correspondent lending activities, we received proceeds of $2.0 billion from the sale of loans to nonaffiliates and issued $2.2 billion of IRLCs relating to Agency and jumbo mortgage loans during the quarter ended March 31, 2014, a decrease of $2.1 billion, or 49%, from the quarter ended March 31, 2013. During 2014, rising interest rates negatively affected demand for mortgage loans as well as increased competition in the mortgage market, reducing both the volume of loans we purchased and the margins on our net gain on mortgage loans acquired for sale. As a result, we sold fewer loans during 2014 as compared to 2013, and our net gain on loans acquired for sale decreased by $19.3 million, or 66%.

Net Investment Income

During the quarter ended March 31, 2014, we recorded net investment income of $76.6 million, comprised primarily of net gain on investments of $42.6 million, supplemented by $19.6 million of net interest income, $10.0 million of net gain on mortgage loans acquired for sale, $7.4 million of net loan servicing fees, and $2.4 million of loan origination fees, partially offset by $6.6 million of losses from results of REO. This compares to net investment income of $107.8 million in the quarter ended March 31, 2013, comprised primarily of net gain on investments in financial instruments of $64.0 million supplemented by $29.3 million of net gain on mortgage loans acquired for sale, $6.0 million of net loan servicing fees, $5.6 million of net interest income and $5.5 million of loan origination fees, partially offset by $3.3 million in losses from results of REO.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our mortgage loan investments (which include mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity) at fair value, a substantial portion of the income we record with respect to such loans results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, and the related derivatives we use to hedge such assets and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans, as well as non-cash fair value adjustments relating to MSRs and ESS.

The amounts of non-cash fair value adjustments are as follows:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Net gain (loss) on investments
MBS	$2,652	$—
Mortgage loans:
at fair value	34,552	55,615
at fair value under forward purchase agreements	(1,379)	—
at fair value held in a variable interest entity	11,307	—
asset-backed secured financing of the variable interest entity at fair value	(2,780)	—

	41,700	55,615
ESS	(2,901)	—

	41,451	55,615

Net loan servicing fees - MSR valuation adjustments	(1,859)	2,477
Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	1,411	(2,422)
IRLCs	2,022	(8,426)
Hedging derivatives	(7,152)	(666)

	(3,719)	(11,514)

	$35,873	$46,578

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occur on such loans, generally after they are modified, or upon the sale of the property securing a mortgage loan that has been settled through acquisition of the property securing the loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

Cash flows and gains from liquidation of distressed mortgage loan investments and REO are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Proceeds	$285,560	$93,445
Accumulated net gains (1)	$56,215	$8,009
Net gains on liquidation (2)	$9,013	$11,200

Average investment in mortgage loans and REO	$2,669,018	$1,221,182

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The decrease in net investment income during the three months ended March 31, 2014, as compared to three months ended March 31, 2013, primarily reflects the decrease in net fair value gains in our investments in mortgage loans at fair value along with reductions in net gain on mortgage loans acquired for sale during 2014 as compared to 2013. Decreases in gain on our investments in mortgage loans are due primarily to decreases in the rate of appreciation in real estate values of the properties underlying our portfolio of distressed mortgage loans.

During the quarter ended March 31, 2013, observed market demand for performing distressed loans improved, resulting in valuation gains. This was not repeated in the same magnitude in the quarter ended March 31, 2014.

The decrease in gains on mortgage loans acquired for sale is due to both the decrease in volume of mortgage loans sold and reduced margin on the loans sold as a result of the increasing interest rate environment that prevailed during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

Our net gains on mortgage loans acquired for sale are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds	$(2,894)	$(27,247)
Hedging activities	(3,547)	13,614

	(6,441)	(13,633)
Non cash gain:
Receipt of MSRs in loan sale transactions	20,875	56,216
Provision for losses relating to representations and warranties provided in loan sales	(744)	(1,790)
Change in fair value relating to IRLCs, mortgage loans, and hedging derivatives held at period end:
IRLCs	2,022	(8,426)
Mortgage loans	1,411	(2,422)
Hedging derivatives	(7,152)	(666)

	(3,719)	(11,514)

	$9,971	$29,279

Increase (decrease) in gain on mortgage loans acquired for sale due to:
Change in fair value of IRLCs	$10,448	$(6,962)
Change in volume of loans sold	(16,063)	31,477
Change in gain margin	(13,575)	(9,376)
Change in sourcing fees received from PLS	(118)	770

	$(19,308)	$15,909

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The change in our cash loss on mortgage loans acquired for sale during the quarter ended March 31, 2014 reflects the decreased volume of mortgage loan sales during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 as a result of reductions in the size of the mortgage market resulting from rising interest rates beginning in the second half of 2013.

We recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the loan. In the course of our correspondent lending activities, we make contractual commitments to correspondent lenders to purchase loans at specified terms. We call these commitments IRLCs. We recognize the value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value as the loan approaches the point of purchase or the transaction is canceled.

An active, observable market for IRLCs does not exist. Therefore, we estimate the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

Our estimates of pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will fund and changes in interest rates are updated as the mortgage loans move through the purchase process and may result in significant changes in the estimates of the value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Gain on mortgage loans acquired for sale in the period of the change. The financial effects of changes in these assumptions are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for loans that decrease in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
Key inputs	March 31, 2014	December 31, 2013
Pull-through rate	64.0% - 98.0%	64.8% - 98.0%
	(83.5%)	(86.4%)
MSR value expressed as:
Servicing fee multiple	2.1 - 4.9	1.4 - 5.1
	(3.9)	(4.1)
Percentage of unpaid principal balance	0.5% - 1.2%	0.4% - 1.3%
	(1.0%)	(1.0%)

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the cash we expect to generate from the MSRs and, therefore, the fair value of MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in estimating the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2014		2013
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$9,118	$11,757	$56,190	$26
Unpaid principal balance of underlying mortgage loans	$850,548	$1,091,714	$5,003,557	$2,600
Weighted-average annual servicing fee rate (in basis points)	25	25	25	33
Pricing spread (1)	6.3% – 14.3%	8.5% – 12.3%	5.4% – 14.4%	7.5% -14.4%
	(8.5%)	(8.9%)	(7.0%)	(8.5%)
Life (in years)	1.1 – 7.3	2.8 – 7.3	2.7 – 6.9	2.8 - 6.8
	(5.9)	(7.1)	(6.4)	(6.1)
Annual total prepayment speed (2)	7.6% – 56.4%	8.0% – 23.8%	8.5% – 22.7%	10.4% - 27.0%
	(10.3%)	(9.3%)	(9.1%)	(14.4%)
Annual per-loan cost of servicing	$68 – $68	$68 – $68	$68 – $140	$68 - $68
	($68)	($68)	($68)	($68)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”).

During the quarter ended March 31, 2014, the weighted-average pricing spread at the time of initial recognition for MSRs accounted for at amortized cost increased from 7.0% to 8.5% due to the changing interest rate environment and differences in the characteristics of the MSRs capitalized in each period.

During the quarter ended March 31, 2014, the weighted-average life of MSRs carried at amortized cost decreased from 6.4 years to 5.9 years due to an increase in the proportion of 15-year and other mortgage loans with shorter expected lives.

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

Following is a summary of the repurchase activity and unpaid principal balance of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2014	2013
	(in thousands)
During the period:
Unpaid principal balance of mortgage loans repurchased	$4,939	$648
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$1,333	$710

At end of period:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$12,097	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$27,188,848	$16,639,996

During the quarter ended March 31, 2014, we repurchased mortgage loans with unpaid principal balances totaling $4.9 million and incurred no losses relating to such repurchases primarily as a result of our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase.

As economic fundamentals change, and as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic changes affect our correspondent lenders, the level of repurchase activity and ensuing losses will change, which may be material to our financial condition and results of operations.

The method used to estimate the liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

Following is a summary of our liability for representations and warranties in the consolidated balance sheets:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Balance, beginning of period	$10,110	$4,441
Provision for losses	744	1,790
Incurred losses	—	—

Balance, end of period	$10,854	$6,231

The level of the recourse liability is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender and other external conditions that may change over the lives of the underlying loans. Our representations and warranties are generally not subject to stated limits of exposure. However, we believe that the current unpaid principal balance of loans sold by us to date represents the maximum exposure to repurchases related to representations and warranties. We believe the amount and range of reasonably possible losses in relation to the recorded liability is not material to our financial condition or results of operations.

Our hedging activities relating to correspondent lending primarily involve forward sales and purchases of our IRLCs and mortgage loans acquired for sale as well as purchases of put and call MBS options.

Following is a summary of the notional activity in our hedging derivatives for our investment activities related to our IRLCs and inventory of mortgage loans acquired for sale:

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2014
Forward purchase contracts	2,781,066	6,397,817	(7,401,530)	1,777,353
Forward sales contracts	3,588,027	8,768,939	(9,734,006)	2,622,960
MBS put options	55,000	405,000	(225,000)	235,000
MBS call options	110,000	—	(110,000)	—

Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2013
Forward purchase contracts	2,206,539	12,442,344	(12,757,923)	1,890,960
Forward sales contracts	4,266,983	17,850,273	(18,893,066)	3,224,190
MBS put options	495,000	1,480,000	(1,750,000)	225,000
MBS call options	—	900,000	(550,000)	350,000

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The decrease in fees during 2014 compared to 2013 is due to a decrease in production volume.

Investment Activities

Net Gain on Investments

During the quarter ended March 31, 2014, we recognized net gains on MBS, mortgage loans and ESS totaling $42.6 million. This compares to recognized net gains on investments totaling $64.0 million during the quarter ended March 31, 2013. The decrease for the quarter ended March 31, 2014 as compared to the prior period is primarily due to reduced valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements, and reflects the slowing rates of appreciation in the fair value of real estate underlying our portfolio of distressed mortgage loans, partially offset by an increase in the average balance of our average investment in mortgage loans. The prior period experienced higher valuation gains due to improvements in actual and expected performance in the residential real estate market. Observed market demand for performing distressed loans improved during the quarter ended March 31, 2013, resulting in valuation gains. This was not repeated in the same magnitude in the quarter ended March 31, 2014. The average portfolio balance of distressed mortgage loan investments (mortgage loans at fair value excluding mortgage loans at fair value held in a variable interest entity) increased $840.9 million, or 74%, during the quarter ended March 31, 2014 as compared to the prior period.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Valuation changes:
Performing loans	$(3,286)	$22,984
Nonperforming loans	36,459	32,632

	33,173	55,616
Payoffs	5,620	8,364
Sales	1,125	—

	$39,918	$63,980

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $33.2 million and $55.6 million in the quarters ended March 31, 2014 and 2013, respectively.

The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification may not result in an immediate increase in the loan’s estimated fair value. As a result, the interest income we recognize is generally offset by a valuation loss. Valuation gains on loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the quarter ended March 31, 2014, we capitalized interest totaling $12.5 million compared to $5.2 million for the quarter ended March 31, 2013. Observed market demand for performing distressed loans improved in the quarter ended March 31, 2013, resulting in valuation gains. This was not repeated in the same magnitude in the quarter ended March 31, 2014.

Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. During the quarters ended March 31, 2014 and 2013, we received proceeds from liquidation of mortgage loans and REO of $285.6 million and $93.4 million, respectively. For these liquidations, we had recorded accumulated gains on the liquidated assets during the period we held those assets totaling $56.2 million and $8.0 million for the quarters ended March 31, 2014 and 2013, respectively, and we recorded additional gains of $9.0 million and $11.2 million for the quarters ended March 31, 2014 and 2013, respectively, when the assets were liquidated.

During the quarters ended March 31, 2014 and 2013, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
Number of loans	328	293
Unpaid principal balance	$79,715	$80,642
Gain recognized at payoff	$5,620	$8,364

The decrease in gains recognized at payoff during the quarter ended March 31, 2014 was due to a higher rate of home price appreciation in 2013 compared to 2014 thus resulting in higher gains recognized at payoff.

Gains on sales of distressed mortgage loans are summarized below:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
Number of loans	966	—
Unpaid principal balance	$232,127	$—
Gain recognized at sale	$1,125	$—

While we sold $232.1 million in unpaid principal balance of mortgage loans during the quarter ended March 31, 2014, we recognized valuation gains totaling $26.9 million relating to the sale of such mortgage loans during the fourth quarter of 2013 as the loans were subject to a contract of sale at December 31, 2013. The sale was consummated shortly thereafter, and resulted in an additional gain recognized at sale of $1.1 million.

The following tables present a summary of loan modifications completed:

	Quarter ended March 31,
	2014		2013
Modification type(1)	Number of loans	Balance of loans(2)	Number of loans	Balance of loans(2)
	(dollars in thousands)
Rate reduction	354	$79,890	123	$26,905
Term extension	388	93,668	111	22,580
Capitalization of interest and fees	501	118,268	218	46,185
Principal forbearance	151	46,927	49	8,931
Principal reduction	254	63,817	74	20,341
Total	501	118,268	218	46,185

Defaults of mortgage loans modified in the prior year period		$1,679		$2,084
As a percentage of balance of loans before modification		5%		4%
Defaults during the period of mortgage loans modified since acquisitions(3)		$20,033		$11,163
As a percentage of balance of loans before modification		7%		6%
Repayments and sales of mortgage loans modified in the prior year period		$5,695		$34,209
As a percentage of balance of loans before modification		13%		53%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories, if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified:

	Quarter ended March 31,
	2014		2013
	Before	After	Before	After
Category	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$236	$233	$212	$197
Remaining term (months)	318	418	313	442
Interest rate	5.62%	3.75%	5.99%	5.08%
Forbeared principal	$—	$12	$—	$6

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

As discussed above, during the quarter ended March 31, 2014, we had our first significant sale of reperforming mortgage assets, representing $232.1 million in unpaid principal balance of mortgage loans. However there can be no assurance that this form of monetization will become a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such loans in the future.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on the loan. Our current expectations are that we will receive cash on modified mortgage loans through monthly borrower payments, HAMP incentive payments, payoffs or acquisition of the property securing the loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern. However, the addition of these new modification programs resulted in an increase in the volume of our modification activity during 2014.

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

Certain programs such as the FHA’s Negative Equity Refinance Program allow homeowners whose modified mortgage amount exceeds the fair value of the property securing the loan to refinance immediately following a modification. Our utilization of this program remains consistent in 2014 as compared to 2013. We continue to explore methods of accelerating recovery of our investment of modified mortgage loans through solicitations of refinancings of such loans into Agency-eligible loans which result in a full or partial repayment of our investment.

During the quarter ended March 31, 2014, we recognized gains on MBS of $709,000, net of hedging activities. The gains we recorded arose due to decreases in market yields on towards the end of the quarter. At March 31, 2013, we did not hold any MBS.

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2014
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees(1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$3,625	$—	$3,625	$334,442	4.34%
Investment activities:
Short-term investments	152	—	152	96,583	0.63%
Agency MBS	1,728	33	1,761	196,164	3.59%
Mortgage loans:
at fair value	23,286	—	23,286	1,771,674	5.26%
under forward purchase agreements at fair value	2,154	—	2,154	204,492	4.21%
at fair value held by variable interest entity	5,165	330	5,495	527,266	4.17%

	30,605	330	30,935	2,503,432

ESS	2,862	—	2,862	136,160	8.41%
Total investment activities	35,347	363	35,710	2,932,339	4.87%

Other interest	11	—	11	—

	$38,983	$363	$39,346	$3,266,781	4.82%

Liabilities:
Assets sold under agreements to repurchase:
Securities	$179	$—	$179	$189,506	0.38%
Mortgage loans acquired for sale at fair value	1,447	1,884	3,331	307,864	4.33%
Mortgage loans at fair value	7,992	740	8,607	1,264,857	2.72%
Real estate acquired in settlement of loans	297	125	422	33,475	5.05%
Borrowings under forward purchase agreements	1,580	—	1,580	221,769	2.85%
Asset backed secured financing	1,493	124	1,617	166,894	3.88%
Exchangeable senior notes	3,359	225	3,584	250,000	5.73%

	16,347	2,973	19,320	2,434,365	3.17%

Other interest - Servicing	455	—	455	—

	16,802	2,973	19,775	2,434,365	3.25%

Net interest income	$22,181	$(2,610)	$19,571

Net interest margin					2.40%
Net interest spread					1.57%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Quarter ended March 31, 2013
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees(1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$6,323	$—	$6,323	$831,511	3.04%
Investment activities:
Short-term investments	31	—	31	63,896	0.20%
Mortgage loans at fair value	10,497	—	10,497	1,135,248	3.70%

Total investment activities	10,528	—	10,528	1,199,144	3.51%

Other interest	24	—	24	—

	$16,875	$—	$16,875	$2,030,655	3.32%

Liabilities:
Assets sold under agreements to repurchase:
Mortgage loans acquired for sale at fair value	$4,452	$1,598	$6,050	$774,417	3.12%
Mortgage loans at fair value	3,794	563	4,357	442,151	3.94%
Real estate acquired in settlement of loans	55	125	180	5,198	13.83%
Notes payable secured by warehouse notes receivable	—	125	125	—

	8,301	2,411	10,712	1,221,766	3.51%

Other interest - Servicing	524	—	524	—

	8,825	2,411	11,236	1,221,766	3.68%

Net interest income	$8,050	$(2,411)	$5,639

Net interest margin					1.11%
Net interest spread					(0.36%)

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2014 vs. Quarter ended March 31, 2013
	Increase (decrease) due to changes in
	(in thousands)
			Total
	Rate	Volume	change
Correspondent lending:
Mortgage loans acquired for sale at fair value	$2,021	$(4,719)	$(2,698)
Investment activities:
Short - term investments	99	22	121
Agency MBS	—	1,761	1,761
Mortgage loans:
at fair value	5,489	7,300	12,789
under forward purchase agreements	—	2,154	2,154
held by variable interest entity	—	5,495	5,495

Total mortgage loans	5,489	14,949	20,438
ESS	—	2,862	2,862

Total investment activities	5,588	19,594	25,182

Other interest	—	(13)	(13)

	7,609	14,862	22,471

Assets sold under agreements to repurchase:
Securities	—	179	179
Mortgage loans acquired for sale at fair value	1,583	(4,427)	(2,844)
Mortgage loans at fair value	(1,706)	5,956	4,250
Real estate acquired in settlement of loans	(180)	422	242
Borrowings under forward purchase agreement	—	1,580	1,580
Asset backed secured financing	—	1,617	1,617
Exchangeable senior notes	—	3,584	3,584

Interest bearing liabilities	(303)	8,911	8,608

Other interest - servicing	—	(69)	(69)

	(303)	8,842	8,539

Net interest income	$7,912	$6,020	$13,932

In the quarter ended March 31, 2014, we earned net interest income of $19.6 million compared to $5.6 million for the quarter ended March 31, 2013. The increase in net interest income between the quarters was primarily due to an increase in our yield-cost spread, supplemented by a 61% increase in average interest-earning assets for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

We earned interest income on our portfolio of Agency MBS totaling $1.8 million for the quarter ended March 31, 2014. We did not hold Agency MBS during the quarter ended March 31, 2013.

In the quarter ended March 31, 2014, we recognized interest income on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity totaling $30.9 million, including $12.5 million of interest capitalized pursuant to loan modifications, which compares to $10.5 million, including $5.2 million of interest capitalized pursuant to loan modifications in the quarter ended March 31, 2013. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $1.4 billion, or 121%, for the quarter ended March 31, 2014 when compared to the same period in 2013.

At March 31, 2014, approximately 76% of the fair value of our mortgage loan portfolio was nonperforming, as compared to 72% at March 31, 2013. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize on our distressed mortgage loans is substantially higher than would be recorded based on the loans’ unpaid principal balances as we typically purchase our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At March 31, 2014, we held $1.7 billion in fair value of nonperforming loans and $186.9 million in carrying value of REO.

During the quarter ended March 31, 2014, we incurred interest expense totaling $19.8 million as compared to $11.2 million during the quarter ended March 31, 2013. Our interest cost on interest bearing liabilities was 3.25% for the quarter ended March 31, 2014 as compared to 3.68% for the quarter ended March 31, 2013. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet, partially offset by the effect of lower borrowing costs relating to our mortgage loans at fair value during 2014 as compared to 2013.

Net Loan Servicing Fees

When we sell mortgage loans, we generally enter into a contract to service the mortgage loans and recognize the fair value of such contracts as MSRs. Under these contracts, we are required to perform loan servicing functions in exchange for fees and the right to other compensation. The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Servicing fees (1)	$17,532	$10,417
MSR recapture fee receivable from PFSI	8	133
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(7,365)	(4,970)
(Provision for) reversal of impairment	(627)	2,486
Carried at fair value - change in fair value	(2,028)	(67)
Losses on hedging derivatives	(99)	(1,988)

	(10,119)	(4,539)

Net loan servicing fees	$7,421	$6,011

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $1.4 million during the quarter ended March 31, 2014 from the quarter ended March 31, 2013. The increase was primarily due to a $7.1 million increase in servicing fees, offset by a $5.6 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to continued growth in our mortgage loan servicing portfolio. Offsetting the increase in servicing fees was MSR activity which included increased amortization arising from growth in the MSR asset along with the recognition of fair value decreases and impairment as compared to net increases in fair value in the prior period.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the increases MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with PMT in an amount equal to such fair market value in lieu of transferring such MSRs. We recognized approximately $8,000 of such income during the quarter ended March 31, 2014.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net loan servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income. The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable standalone markets and are sensitive to changes in interest rate levels and marketplace expectations of future interest rates. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income.

Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment assumptions used in our Manager’s discounted cash flow model are based on market factors and include the historical performance of its managed MSRs, which our Manager believes are consistent with assumptions and data used by market participants valuing similar MSRs. The key assumptions used in the valuation of MSRs include mortgage prepayment speeds and discount rates. These variables can, and generally do, change from period to period as market conditions change. Therefore, our estimate of the fair value of MSRs changes from period to period. PCM’s valuation committee reviews and approves the fair value estimates of our MSRs.

We account for MSRs either at our estimate of the asset’s fair value with changes in fair value recorded in current period earnings or by using the amortization method with the MSRs carried at the lower of estimated amortized cost or fair value based on whether we view the underlying mortgages as being sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•	Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ fair values.

•	For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. We have identified these assets for accounting using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below:

	March 31,	December 31,
	2014	2013
	(in thousands)
MSRs carried at fair value	$36,181	$26,452

MSR carried at lower of amortized cost or fair value:
Amortized cost	$268,450	$266,697
Valuation allowance	(3,204)	(2,577)

Carrying value	$265,246	$264,120

Fair value	$289,934	$289,737

Total MSR:
Carrying value	$301,427	$290,572

Fair value	$326,115	$316,189

Unpaid principal balance of mortgage loans underlying MSRs	$27,192,550	$25,792,933

Average servicing fee rate (in basis points)
MSRs carried at
Amortized cost	26	26
Fair value	26	26
Average note interest rate
MSRs carried at
Amortized cost	3.70%	3.68%
Fair value	4.79%	4.78%

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions are as follows:

	March 31, 2014		December 31, 2013
	Range (Weighted average)
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)
Carrying value	$265,246	$36,181	$264,120	$26,452
Key inputs:
Unpaid principal balance of underlying mortgage loans	$23,897,201	$3,426,693	$23,399,612	$2,393,321

Weighted-average annual servicing fee rate (in basis points)	26	26	26	26
Weighted-average note interest rate	3.70%	4.79%	3.68%	4.78%

Pricing spread (1) (2)	6.3% – 17.5%	7.3% – 15.3%	6.3% – 17.5%	7.3% – 15.3%
	(6.9%)	(8.8%)	(6.7%)	(8.6%)

Effect on fair value of a:
5% adverse change	$(5,406)	$(656)	$(5,490)	$(488)
10% adverse change	$(10,628)	$(1,290)	$(10,791)	$(959)
20% adverse change	$(20,557)	$(2,495)	$(20,861)	$(1,855)
Weighted average life (in years)	1.1 - 7.3	2.6 - 7.3	1.3 - 7.3	2.8 - 7.3
	(6.5)	(7.1)	(6.7)	(7.2)
Prepayment speed (1) (3)	7.7% – 56.4%	8.0% – 23.9%	7.7% - 51.9%	8.0% - 20.0%
	(8.3%)	(9.4%)	(8.2%)	(8.9%)

Effect on fair value of a:
5% adverse change	$(5,443)	$(824)	$(5,467)	$(568)
10% adverse change	$(10,719)	$(1,619)	$(10,765)	$(1,117)
20% adverse change	$(20,800)	$(3,128)	$(20,886)	$(2,160)
Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($68)	($68)	($68)

Effect on fair value of a:
5% adverse change	$(1,735)	$(220)	$(1,695)	$(158)
10% adverse change	$(3,471)	$(439)	$(3,390)	$(316)
20% adverse change	$(6,941)	$(878)	$(6,780)	$(633)

(1)	The effect on value of an adverse change in one of the following key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2014, we recorded net losses of $6.6 million in Results of real estate acquired in settlement of loans as compared to net losses of $3.3 million for the quarter ended March 31, 2013.

Results of REO are summarized below:

	Quarter ended March 31,
	2014	2013
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$33,394	$32,024
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(8,892)	(6,089)
Gain on sale, net	2,266	2,836

	$(6,626)	$(3,253)

Number of properties sold	324	258
Average carrying value of REO	$165,586	$85,934

Period end:
Carrying value	$186,877	$84,486
Number of properties in inventory	1,393	585

The increase in losses from REOs during the quarter ended March 31, 2014 compared to the quarter ended March 31, 2013 was due to slower property value appreciation during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, along with growth in the inventory of properties held between the periods. Since REO is carried at the lower of cost or fair value, we recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$8,902	$28,244
Loan servicing fees	14,591	7,726
Management fees	8,074	6,492
Professional services	1,731	2,384
Compensation	2,942	2,089
Other	4,066	4,946

	$40,306	$51,881

Expenses decreased $11.6 million, or 22%, during the quarter ended March 31, 2014, compared to the same period in 2013. This decrease was primarily a result of lower fulfillment fees, reflecting decreased correspondent lending activities, partially offset by increased servicing fees reflecting growth in both our investments in mortgage loans at fair value and our MSR portfolio.

Loan fulfillment fees represent fees we pay to PFSI for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Fulfillment fee expense	$8,902	$28,244
UPB of loans fulfilled by PLS	$1,919,578	$4,786,826

The decrease in loan fulfillment fees of $19.3 million during the quarter ended March 31, 2014 compared to the same period in 2013 is primarily due to the decrease in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent lending activities.

Loan servicing fees increased by $6.9 million, or 89%, to $14.6 million in the first quarter of 2014, as compared to $7.7 million in the first quarter of 2013. Loan servicing fees increase as our average investment in mortgage loans and MSRs increases. During the quarter ended March 31, 2014, our average investment in mortgage loans increased by 121%, compared to the quarter ended March 31, 2013. Our servicing portfolio increased to $27.2 billion during the quarter ended March 31, 2014 from $16.6 billion during the quarter ended March 31, 2013. Included in loan servicing fees are activity-based fees, which increased by $4.4 million during the quarter ended March 31, 2014, generally relating to the increase in loan resolution activities including the sale of reperforming loans during the first quarter. We amended our servicing agreement with PFSI effective January 1, 2014, to limit the supplemental fees we pay PFSI to no more than $700,000 per quarter. During the first quarter of 2014, we paid PFSI $695,000 in supplemental servicing fees relating to our MSR servicing portfolio. Supplemental servicing fees are a component of the total base servicing fee and compensate PFSI for providing certain services that are atypical for servicers to provide but required for us because we have no employees or infrastructure.

Loan servicing fees payable to PFSI and subsidiaries are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Mortgage loan servicing fees payable to PFSI:
Mortgage loans acquired for sale at fair value:
Base	$17	$77
Activity-based	26	72

	43	149

Distressed mortgage loans:
Base	4,966	3,875
Activity-based	6,386	1,877

	11,352	5,752

MSRs:
Base	3,148	1,763
Activity-based	48	62

	3,196	1,825

	$14,591	$7,726

The components of our management fee payable to PFSI are summarized below:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Management fee:
Base	$5,521	$4,364
Performance incentive	2,553	2,128

	$8,074	$6,492

Management fees increased by $1.6 million during the quarter ended March 31, 2014 due to the effect of growth in shareholders’ equity on the base management fee we pay to PFSI and recognition of performance incentive fees in 2014, which only were incurred beginning February 1, 2013. The increase in performance incentive fees resulted in part from a change in our management agreement with PFSI. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

•	The base management fee rate from 1.5% per year of shareholders’ equity to a base management fee schedule based on tiered management fee rates beginning with a rate of 1.5% per year of shareholders’ equity for the first $2.0 billion of shareholders’ equity and reduced rates as the balance of shareholders’ equity increases. Our shareholders’ equity did not reach a level that would have resulted in a reduced base management fee rate.

•	The definition of “net income” for purposes of determining the performance incentive fee to net income as determined in compliance with U.S. GAAP. Previously, “net income” for purposes of determining the performance incentive fee began with net income as determined in compliance with U.S. GAAP and was adjusted for non-cash gains and losses included in our income. As a result of this change, we recognized $2.6 million in performance incentive fees during the quarter ended March 31, 2014.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional services expense decreased during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013 by $653,000 due to legal fees incurred during 2013 relating to renegotiation of certain agreements between us and our Manager as well as a decrease in due diligence expenses in 2014 as compared to 2013.

Other expense items decreased due to the decreased expenses associated with certain of our correspondent lending activities.

PFSI Expense Reimbursement

We reimburse PFSI for other expenses, including common overhead expenses incurred on our behalf, in accordance with the terms of the management agreement. Expense reimbursement amounts paid to PFSI during the quarters ended March 31, 2014 and March 31, 2013 are included in other expenses. The amount of total expense reimbursement that we paid PFSI increased $286,000 from $2.3 million in the quarter ended March 31, 2013 to $2.6 million for the quarter ended March 31, 2014. The increase was due to growth in PFSI overhead expenses as well as growth in our balance sheet, resulting in an increase in the proportion of PFSI overhead expenses allocated to us.

Income Taxes

Previously, we had elected to treat PMC as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date.

A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying Consolidated Statements of Income.

The provision for income taxes decreased by $4.2 million to a tax benefit of $1.6 million for the three months ended March 31, 2014 from a tax expense of $2.6 million for the three months ended March 31, 2013. The Company’s effective tax rate was (4.4)% for the three months ended March 31, 2014 compared to 4.7% for the same period in 2013. The decrease in the Company’s effective tax rate for the three months ended March 31, 2014 compared to the prior period in 2013 is due primarily to a loss in the TRS for the first quarter of 2014 compared to income in the TRS for the same period in 2013. The primary difference between the Company’s effective tax rate and the statutory tax rate is non-taxable REIT income resulting from the deduction for dividends paid.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items:

	March 31,	December 31,
	2014	2013
	(in thousands)
Assets
Cash	$11,871	$27,411
Investments:
Short-term investments	91,338	92,398
Mortgage-backed securities	198,110	197,401
Mortgage loans acquired for sale at fair value	344,680	458,137
Mortgage loans at fair value	2,811,361	2,818,445
Excess servicing spread	151,019	138,723
Derivative assets	7,928	7,976
Real estate acquired in settlement of loans	186,877	148,080
Mortgage servicing rights	301,427	290,572

	4,092,740	4,151,732
Other assets	122,926	131,774

Total assets	$4,227,537	$4,310,917

Liabilities
Borrowings:
Assets sold under agreements to repurchase	$1,887,778	$2,039,605
Borrowings under forward purchase agreements	216,614	226,580
Asset-backed secured financing of the variable interest entity	166,514	165,415
Exchangeable senior notes	250,000	250,000

	2,520,906	2,681,600
Other liabilities	163,349	162,203

Total liabilities	2,684,255	2,843,803
Shareholders’ equity	1,543,282	1,467,114

Total liabilities and shareholders’ equity	$4,227,537	$4,310,917

Total assets decreased by approximately $83.4 million, or 1.9%, during the period from December 31, 2013 through March 31, 2014, primarily due to a decrease in mortgage loans acquired for sale at fair value of $113.5 million and a decrease in cash of $15.5 million, partly offset by a $38.8 million increase in REO, a $12.3 million increase in ESS and a $10.9 million increase in MSR. Our asset acquisitions are summarized below.

Asset Acquisitions

Correspondent Lending

Following is a summary of our correspondent lending acquisitions:

	Quarter ended March 31,
	2014	2013
	(in thousands)
Correspondent lending loan purchases:

Government-insured or guaranteed	$3,066,210	$3,936,443
Agency-eligible	1,964,354	4,904,554
Jumbo	12,659	8,155

	$5,043,223	$8,849,152

Fair value of correspondent lending loans in inventory at period end	$344,680	$1,123,348
Gain on mortgage loans acquired for sale	$9,971	$29,279

During the quarter ended March 31, 2014, we purchased for sale $5.0 billion in fair value of correspondent lending loans compared to $8.8 billion in fair value of correspondent lending loans during the quarter ended March 31, 2013. The decrease in correspondent purchases is a result of the effects of increasing interest rates on the size of the mortgage market during the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013.

Our ability to resume the expansion of our correspondent lending business is subject to, among other factors, our ability to source additional mortgage loan volume, our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in sourcing additional sources of mortgage loans, increasing our borrowing capacity or in obtaining the additional equity capital necessary to fund the portion of the loans not financed.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent lending acquisitions as shown in the preceding table:

	Quarter ended March 31,
	2014	2013
	(in thousands)
MBS	$—	$—
Distressed mortgage loans (1)(2)
Performing	—	13,161
Nonperforming	256,280	187,312

	256,280	200,473
REO (2)	3,087	—
MSRs	20,875	56,216
ESS purchased from PennyMac Financial Services, Inc.	20,526	—

	$300,768	$256,689

(1)	Performance status as of the date of acquisition.
(2)	No distressed assets were acquired from or through one or more subsidiaries of Citigroup Inc. during quarter ended March 31, 2014 compared to $200.5 million distressed assets acquired during the quarter ended March 31, 2013.

Our acquisitions during the quarters ended March 31, 2014 and March 31, 2013 were financed through the use of a combination of equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business operations, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Our portfolio of MBS is backed by 30-year fixed interest rate mortgage loans. Following is a summary of our MBS portfolio.

	March 31, 2014					December 31, 2013
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Freddie Mac	$141,559	$140,667	6.38	3.50%	3.38%	$141,106	$142,186	7.23	3.50%	3.63%
Fannie Mae	56,551	56,134	6.77	3.50%	3.35%	56,295	56,593	7.49	3.50%	3.57%

	$198,110	$196,801	6.49	3.50%	3.37%	$197,401	$198,779	7.30	3.50%	3.59%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value and mortgage loans under forward purchase agreements (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by variable interest entity) to the fair value of the real estate collateral underlying the loans is summarized below:

	March 31, 2014		December 31, 2013
	Fair values
	Loan	Collateral	Loan	Collateral
	(in thousands)
Performing loans	$541,634	$843,543	$647,266	$986,075
Nonperforming loans	1,740,047	2,438,216	1,647,527	2,331,605

	$2,281,681	$3,281,759	$2,294,793	$3,317,680

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$299,212	55%	4.93%	$756,276	43%	6.00%	$329,899	51%	5.00%	$751,611	46%	6.03%
ARM/Hybrid	116,644	22%	3.29%	964,708	55%	5.08%	184,837	29%	3.46%	877,086	53%	5.07%
Interest rate step-up	125,638	23%	2.25%	17,548	2%	2.82%	132,391	20%	2.32%	18,830	1%	3.31%
Balloon	140	0%	2.00%	1,515	0%	7.20%	139	0%	2.00%	—	0%	0.00%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$541,004	100%	3.92%	$1,739,926	100%	5.46%	$646,703	100%	4.01%	$1,647,457	100%	5.50%
2nd lien	630	0%	4.86%	121	0%	10.40%	563	0%	4.97%	70	0%	10.62%
Unsecured	—	0%	0.00%	—	0%	0.05%	—	0%	0.01%	—	0%	0.35%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$456,753	85%	3.97%	$936,477	54%	5.47%	$543,633	84%	4.02%	$915,279	56%	5.47%
Investment property	82,412	15%	3.64%	800,937	46%	5.47%	95,181	15%	3.95%	729,558	44%	5.54%
Other	2,469	0%	4.33%	2,633	0%	5.10%	8,452	1%	4.13%	2,690	0%	5.10%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$536	0%	3.87%	$—	0%	0.05%	$444	0%	3.54%	$—	0%	0.42%
12 -35 months	3,601	1%	2.65%	2,395	0%	3.90%	11,063	2%	2.64%	3,075	0%	4.07%
36 -59 months	39,916	7%	3.50%	52,737	3%	4.20%	54,150	8%	3.49%	55,669	3%	4.25%
60 months or more	497,581	92%	3.97%	1,684,915	97%	5.51%	581,609	90%	4.09%	1,588,783	97%	5.55%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$153,616	28%	4.32%	$302,298	17%	5.88%	$159,814	25%	4.51%	$306,375	19%	5.93%
600-649	119,268	22%	4.18%	324,780	19%	5.50%	130,561	20%	4.33%	303,402	18%	5.60%
650-699	135,490	25%	3.75%	508,548	29%	5.41%	157,600	24%	3.85%	469,526	28%	5.42%
700-749	95,066	18%	3.34%	426,600	25%	5.31%	131,930	20%	3.40%	399,819	24%	5.26%
750 or greater	38,194	7%	3.43%	177,821	10%	5.22%	67,361	11%	3.52%	168,405	11%	5.29%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Current loan-to-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$110,688	21%	4.54%	$225,915	13%	5.56%	$145,449	23%	4.49%	$223,442	14%	5.60%
80% - 99.99%	135,901	25%	4.02%	405,900	23%	5.40%	188,505	29%	4.00%	355,451	22%	5.34%
100% - 119.99%	164,117	30%	3.75%	428,927	25%	5.44%	174,830	27%	3.83%	413,316	25%	5.50%
120% or greater	130,928	24%	3.70%	679,305	39%	5.49%	138,482	21%	3.89%	655,318	39%	5.54%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$130,576	24%	3.23%	$364,438	21%	4.61%	$184,457	28%	3.37%	$370,347	23%	4.60%
Florida	37,095	7%	4.02%	206,747	12%	5.86%	37,944	6%	4.29%	188,021	11%	5.97%
New York	53,042	10%	3.41%	293,699	17%	5.93%	55,115	9%	3.68%	234,362	14%	5.91%
New Jersey	*	*	*	190,046	11%	5.64%	*	*	*	161,344	10%	5.65%
Other	320,921	59%	4.36%	685,117	39%	5.61%	369,750	57%	4.47%	693,453	42%	5.68%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

*	Not included in the states representing the largest percentages as of the dates presented.

	March 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$403,755	75%	3.85%	$—	0%	0.00%	$501,218	77%	3.90%	$—	0%	0.00%
30 days delinquent	91,423	17%	4.15%	—	0%	0.00%	100,395	16%	4.32%	—	0%	0.00%
60 days delinquent	46,456	8%	4.13%	—	0%	0.00%	45,653	7%	4.40%	—	0%	0.00%
90 days or more		0%			0%
delinquent	—	0%	0.00%	719,726	41%	5.08%	—	0%	0.00%	738,043	45%	5.11%
In foreclosure	—	0%	0.00%	1,020,321	59%	5.74%	—	0%	0.00%	909,484	55%	5.82%

	$541,634	100%	3.92%	$1,740,047	100%	5.47%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

			Range
			(Weighted average)
Financial statement item	Valuation technique	Key inputs	March 31, 2014	December 31, 2013
Mortgage loans at fair value	Discounted cash flow	Discount rate	8.5% – 16.9%	8.7% – 16.9%
			(12.4%)	(12.7%)
		Twelve-month projected	2.1% – 3.8%	2.5% – 4.3%
		housing price index change	(3.5%)	(3.7%)
		Prepayment speed (1)	0.0% – 6.0%	0.0% – 3.9%
			(2.1%)	(2.0%)
		Total prepayment speed	0.6% – 32.9%	0.3% – 33.9%
		(Life total CPR) (2)	(23.6%)	(24.3%)
Mortgage loans under forward purchase agreements	Discounted cash flow	Discount rate	8.5% – 15.2%	9.5% – 13.5%
			(12.5%)	(11.9%)
		Twelve-month projected	3.2% – 3.8%	3.3% – 4.2%
		housing price index change	(3.6%)	(3.8%)
		Prepayment speed (1)	1.9% – 3.9%	1.1% – 2.9%
			(2.7%)	(2.2%)
		Total prepayment speed	11.3% – 26.6%	13.4% – 27.9%
		(Life total CPR) (2)	(21.6%)	(22.8%)

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 12.7% at December 31, 2013 to 12.4% at March 31, 2014 as market returns for similar assets decreased during the period and we acquired pools of mortgage loans with lower inherent discount rates.

The weighted average twelve-month projected housing price index (“HPI”) change decreased from 3.7% at December 31, 2013 to 3.5% at March 31, 2014 due to slightly different expectations in various geographies and slightly different state composition of the portfolio.

The total prepayment speed of our portfolio of mortgage loans at fair value decreased from 24.3% at December 31, 2013 to 23.6 % at March 31, 2014, largely due to an increase in the proportion of nonperforming loans in the portfolio and our revised expectations of run off compared to our estimate at December 31, 2013.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	March 31, 2014		December 31, 2013
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$133,404	71%	$108,341	72%
Planned unit development	20,709	11%	23,106	16%
Condominium/Co-op	25,790	14%	9,805	7%
5+ dwelling units	6,974	4%	6,828	5%

	$186,877	100%	$148,080	100%

	March 31, 2014		December 31, 2013
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
Florida	$29,868	16%	$21,659	15%
California	27,961	15%	25,224	17%
Maryland	15,165	8%	7,688	5%
Illinois	9,401	5%	*	*
Other	104,482	56%	93,509	63%

	$186,877	100%	$148,080	100%

*	Not included in the states representing the largest percentages as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended March 31, 2014 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$507.3	$438.4	$929.5	$865.1	$397.3	$358.6	$366.2	$296.0
Pool factor (1)	1.00	0.86	1.00	0.93	1.00	0.90	1.00	0.81
Collection status:
Delinquency
Current	1.4%	6.6%	0.8%	6.6%	4.8%	12.1%	1.6%	35.2%
30 days	0.2%	1.2%	0.3%	0.8%	7.4%	5.8%	1.5%	6.2%
60 days	0.0%	0.9%	0.7%	0.7%	7.6%	4.6%	3.5%	3.3%
over 90 days	38.3%	37.9%	58.6%	39.6%	45.3%	31.5%	82.2%	23.6%
In foreclosure	60.0%	51.7%	39.6%	45.6%	34.9%	40.2%	11.2%	22.7%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$290.3	$230.2	$357.2	$262.3	$402.5	$204.9	$0.0	$0.0
Pool factor (1)	1.00	0.79	1.00	0.73	1.00	0.51	—	—
Collection status:
Delinquency
Current	3.1%	26.2%	0.0%	22.0%	45.0%	37.4%	0.0%	0.0%
30 days	1.3%	6.1%	0.0%	1.7%	4.0%	9.0%	0.0%	0.0%
60 days	5.4%	3.3%	0.1%	1.2%	4.3%	4.5%	0.0%	0.0%
over 90 days	57.8%	18.9%	49.1%	17.0%	31.3%	22.5%	0.0%	0.0%
In foreclosure	32.4%	32.7%	50.8%	44.8%	15.3%	18.6%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$49.0	$31.7	$542.6	$209.2	$259.8	$119.1	$515.1	$203.5
Pool factor (1)	1.00	0.65	1.00	0.39	1.00	0.46	1.00	0.40
Collection status:
Delinquency
Current	0.2%	25.3%	0.6%	19.3%	11.5%	30.0%	2.0%	25.6%
30 days	0.1%	8.1%	1.3%	3.1%	6.5%	7.0%	1.9%	6.3%
60 days	0.2%	1.7%	2.0%	3.2%	5.2%	3.2%	3.9%	1.9%
over 90 days	70.4%	26.8%	22.6%	25.7%	31.2%	22.9%	25.9%	19.1%
In foreclosure	29.0%	30.7%	73.0%	36.9%	43.9%	27.9%	66.3%	38.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net decrease in cash of $15.5 million during the quarter ended March 31, 2014. The decrease was due to cash used through our investing and financing activities exceeding cash provided by operations. Cash provided by operating activities totaled $113.3 million during the quarter ended March 31, 2014 compared to cash used in operating activities of $225.1 million during the quarter ended March 31, 2013. This change primarily reflects the changing levels of correspondent lending during 2014 as compared to 2013. In the first quarter of 2013, our cash investment in our mortgage inventory was increasing, reflecting increasing production; during the first quarter of 2014, our cash investment in our inventory decreased, reflecting decreasing mortgage loan production activity.

Investing activities

Net cash used by investing activities was $507,000 for the three months ended March 31, 2014. We used cash to purchase mortgage loans at fair value, ESS and REO of $279.9 million and increased our margin deposits by $21.9 million during the quarter ended March 31, 2014. Offsetting this use in cash were cash inflows from repayments of mortgage loans and MBS, repayments of ESS and sales of REO totaling $300.4 million.

Approximately 47% of our investments, comprised of short-term investments, MBS, non-correspondent lending mortgage loans, ESS, REO and MSRs, were nonperforming assets as of March 31, 2014. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the quarter ended March 31, 2014, we transferred $68.9 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $285.6 million.

As discussed above, our investing activities include the purchase of long-term assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the net appreciation in fair value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, the cash associated with a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and subsequent sale of the property securing the loans, many months after we record the revenues.

The following table illustrates, for assets liquidated during the periods presented, the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended March 31,
	2014			2013
	Proceeds	Accumulated gains (losses)(2)	Gain on liquidation(3)	Proceeds	Accumulated gains (losses)(2)	Gain on liquidation(3)
	(in thousands)
Mortgage loans (1)	$252,168	$53,241	$6,746	$61,421	$7,016	$8,364
REO	33,392	2,974	2,267	32,024	993	2,836

	$285,560	$56,215	$9,013	$93,445	$8,009	$11,200

(1)	For the quarter ended March 31, 2014, the amounts include a sale of reperforming loans with loan sale proceeds of $194.0 million, accumulated gains of $44.2 million, and $1.1 million gain on liquidation.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the source of distress in the loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $5.0 million and $2.8 million for assets liquidated during the quarters ended March 31, 2014 and 2013, respectively.

Financing activities

Net cash used by financing activities was $128.3 million for the quarter ended March 31, 2014, during which we received proceeds of $80.0 million, net of offering costs, of additional capital through at-the market equity offerings. Our primary use of cash in financing activities was to repay borrowings relating to our inventory of mortgage loans acquired for sale which decreased during the period. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made borrowings in the form of borrowings under forward purchase agreements, and sales of assets under agreements to repurchase. We entered into two long-term financing agreements during the year ended December 31, 2013. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

The two long-term financing transactions are as follows:

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

We will continue to finance most of our assets on a short-term basis until long-term financing on favorable terms becomes more accessible. Our short-term financings will be primarily in the form of agreements to repurchase and other secured lending and structured finance facilities, pending the ultimate disposition of the assets, whether through sale, securitization or liquidation. Because a significant portion of our current debt facilities consist of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the quarter ended March 31, 2014, the average balance outstanding under agreements to repurchase securities, mortgage loans, mortgage loans acquired for sale, mortgage loans held by variable interest entity and REO totaled $1.8 billion, and the maximum daily amount outstanding under such agreements totaled $2.7 billion. The difference between the maximum and average daily amounts outstanding was due to a decrease in the volume of our loan purchases through our correspondent lending segment and our use of proceeds from the Notes and equity offerings to temporarily reduce our borrowings until those proceeds could be reinvested. The total facility size of our borrowings was approximately $3.2 billion at March 31, 2014.

As of March 31, 2014 and December 31, 2013, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, and REO under agreements to repurchase and forward purchase agreements as follows:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Assets financed	$3,271,761	$3,447,587
Total assets in classes of assets financed	$3,541,028	$3,787,478
Borrowings	$2,270,906	$2,431,600
Percentage of invested assets pledged	92%	91%
Advance rate against pledged assets	69%	71%

As discussed above, all of our repurchase agreements and forward purchase agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase mature between July 24, 2014 and February 17, 2015 and provide for the sale to major financial institution counterparties based on the estimated fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

We do not currently have secured financing for our investments in MSRs and ESS. Direct leverage on these assets has been difficult to obtain due to the requirement of each Agency that its rights and interest in the MSRs and ESS remain senior to those of any lender extending credit. If we are unable to finance these asset classes in arrangements that do not include secured financing, continued aggregation of MSRs and acquisition of ESS could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at each of the Company and our Operating Partnership, for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, for both the prior two (2) calendar quarters and the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMH;

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and 5:1 for the Company, our Operating Partnership and PMH; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

Although these financial covenants limit the amount of indebtedness we may incur and impact our liquidity through minimum cash reserve requirements, we believe that these covenants currently provide us with sufficient flexibility to successfully operate our business and obtain the financing necessary to achieve that purpose.

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our Servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $20 million;

•	a minimum tangible net worth of $90 million; and

•	a maximum ratio of total liabilities to tangible net worth of 10:1.

Our transactions relating to securities sold under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional securities in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decrease in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

The transactions relating to mortgage loans and/or equity interests in special purpose entities holding real property under agreements to repurchase contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or additional mortgage loans or real property, as applicable, in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decrease in the market value (as determined by the applicable lender) of the assets subject to an agreement to repurchase. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of March 31, 2014, we had on-balance sheet contractual obligations of $1.9 billion for the financing of assets under agreements to repurchase with maturities between January 2, 2014 and December 18, 2014 as well as forward purchase agreements with maturities between June 16, 2014 and June 30, 2014. We also had contractual obligations of $250.0 million in the Notes.

As of March 31, 2014, we had contractual obligations to purchase mortgage loans for resale totaling approximately $704.8 million. Of the $704.8 million in commitments to purchase mortgage loans for resale, we recorded IRLCs of $3.5 million on our balance sheet as assets under the caption Derivative assets and $238,000 as liabilities under the caption Derivative liabilities.

All agreements to repurchase assets that matured between March 31, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 16—Assets Sold Under Agreements to Repurchase at Fair Value in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$704,824	$704,824	$—	$—	$—
Assets sold under agreements to repurchase	1,887,778	1,887,778	—	—	—
Borrowings under forward purchase agreements	216,614	216,614	—	—	—
Asset-backed secured financing of the variable interest entity	170,243	—	—	—	170,243
Exchangeable senior notes	250,000	—	—	—	250,000

Total	$3,229,459	$2,809,216	$—	$—	$420,243

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of March 31, 2014:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$558,121
Credit Suisse First Boston Mortgage Capital LLC	341,641
The Royal Bank of Scotland Group	57,294
Bank of America, N.A.	32,672
Morgan Stanley Bank, N.A.	6,317
Daiwa Capital Markets America, Inc	6,217

$1,002,262

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

At this time, we do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under our MBWS agreement, our Servicer currently purchases loans saleable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at cost less an administrative fee paid by the correspondent lender to us plus accrued interest and a sourcing fee of three basis points.

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

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from our Servicer the rights to receive certain ESS arising from MSRs acquired by our Servicer from banks and other third party financial institutions. Our Servicer is generally required to service or subservice the related mortgage loans for the applicable agency or investor. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent our Servicer refinances any of the mortgage loans relating to the ESS we have acquired, the 2/1/13 Spread Acquisition Agreement contains recapture provisions requiring that our Servicer transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

On December 30, 2013, we entered into a second master spread acquisition and MSR servicing agreement with our Servicer (the “12/30/13 Spread Acquisition Agreement”). The terms of the 12/30/13 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Ginnie Mae MSRs under the 12/30/13 Spread Acquisition Agreement.

To the extent our Servicer refinances any of the mortgage loans relating to the ESS we have acquired, the 12/30/13 Spread Acquisition Agreement also contains recapture provisions requiring that our Servicer transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 12/30/13 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, our Servicer is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 12/30/13 Spread Acquisition Agreement contains provisions that require our Servicer to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

In connection with our entry into the 12/30/13 Spread Acquisition Agreement, we were also required to enter into a Security and Subordination Agreement (the “Security Agreement”) with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”). Under the terms of the Security Agreement, we pledged to CSFB our rights under the 12/30/13 Spread Acquisition Agreement and our interest in any ESS purchased thereunder. The Security Agreement was required as a result of a separate loan and security agreement between our Servicer and CSFB (the “LSA”), pursuant to which our Servicer pledged to CSFB all of its rights and interests in the Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and our Servicer. As a condition to permitting our Servicer to transfer to us the ESS relating to a portion of those pledged Ginnie Mae MSRs, CSFB required such transfer to be subject to CSFB’s continuing lien on the ESS, the pledge and acknowledgement of which were effected pursuant to the Security Agreement. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement contains representations, warranties and covenants by us that are substantially similar to those contained in our other financing arrangements with CSFB. The Security Agreement also permits CSFB to liquidate our ESS along with the related MSRs to the extent there exists an event of default under the LSA, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require our Servicer to either (i) repay in full the outstanding loan amount under the LSA or (ii) repurchase the ESS from us at fair market value. To the extent our Servicer is unable to repay the loan under the LSA or repurchase our ESS, an event of default would exist under the LSA, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event our ESS is liquidated as a result of certain actions or inactions of our Servicer, we generally would be entitled to seek indemnity under the 12/30/13 Spread Acquisition Agreement.

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

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value as of March 31, 2014, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$2,035,675	$2,123,378	$2,205,524	$2,351,557	$2,415,239	$2,472,965
Change in fair value:
$	$(246,006)	$(158,304)	$(76,158)	$69,875	$133,557	$191,283
%	(10.78)%	(6.94)%	(3.34)%	3.06%	5.85%	8.38%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by variable interest entity as of March 31, 2014, net of the effect of changes in fair value of the related asset-backed secured financing of the variable interest entity at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$382,528	$380,331	$372,800	$353,173	$343,344	$324,799
Change in fair value:
$	$19,362	$17,165	$9,634	$(9,993)	$(19,822)	$(38,367)
%	5.33%	4.73%	2.65%	(2.75)%	(5.46)%	(10.56)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$313,582	$301,333	$295,533	$284,529	$279,306	$269,377
Change in fair value:
$	$23,648	$11,399	$5,598	$(5,406)	$(10,628)	$(20,557)
%	8.16%	3.93%	1.93%	(1.86)%	(3.67)%	(7.09)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$313,531	$301,351	$295,552	$284,491	$279,215	$269,134
Change in fair value:
$	$23,597	$11,417	$5,617	$(5,443)	$(10,719)	$(20,800)
%	8.14%	3.94%	1.94%	(1.88)%	(3.70)%	(7.17)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$296,876	$293,405	$291,700	$288,199	$286,464	$282,993
Change in fair value:
$	$6,941	$3,471	$1,735	$(1,735)	$(3,471)	$(6,941)
%	2.39%	1.20%	0.60%	(0.60)%	(1.20)%	(2.39)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of March 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$39,048	$37,564	$36,860	$35,525	$34,892	$33,686
Change in fair value:
$	$2,867	$1,382	$679	$(656)	$(1,290)	$(2,495)
%	7.92%	3.82%	1.88%	(1.81)%	(3.56)%	(6.90)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$39,791	$37,920	$37,034	$35,358	$34,563	$33,053
Change in fair value:
$	$3,610	$1,739	$854	$(824)	$(1,619)	$(3,128)
%	9.98%	4.81%	2.36%	(2.28)%	(4.47)%	(8.65)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$37,060	$36,620	$36,401	$35,962	$35,742	$35,303
Change in fair value:
$	$878	$439	$220	$(220)	$(439)	$(878)
%	2.43%	1.21%	0.61%	(0.61)%	(1.21)%	(2.43)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2014, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$157,790	$154,328	$152,655	$149,418	$147,851	$144,816
Change in fair value:
$	$6,771	$3,310	$1,637	$(1,601)	$(3,168)	$(6,203)
%	4.48%	2.19%	1.08%	(1.06)%	(2.10)%	(4.11)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$166,185	$158,292	$154,582	$147,594	$144,300	$138,079
Change in fair value:
$	$15,166	$7,273	$3,563	$(3,425)	$(6,718)	$(12,940)
%	10.04%	4.82%	2.36%	(2.27)%	(4.45)%	(8.57)%

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the residential finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	continued declines in residential real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our Manager and Servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our Manager, Servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our MSRs, excess servicing spread and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Ginnie Mae, FHA or the VA, or government-sponsored entities such as Fannie Mae or the Freddie Mac, or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau (“CFPB”) and its recently issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation; and

•	the occurrence of natural disasters or other events or circumstances that could impact our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 92 through 94 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6 Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.8	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.9	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.10	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.11†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.18	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.19	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.20	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.21	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.22	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.24	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.25	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.26	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.27	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.28	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.29	Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.30	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.31	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.32	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.33	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.34	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 24, 2014).

10.35	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.36	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.37	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.38	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.39	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.40	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.43	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.45	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

Exhibit Number	Exhibit Description

10.46	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.48	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.49	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.50	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on February 6, 2014).

10.51	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.52	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.53	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.54	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

Exhibit Number	Exhibit Description

10.58	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.59	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.60	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.61	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.62	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.63	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 6, 2014).

10.64	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.65	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.66	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.67	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.68	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.69	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.70	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

Exhibit Number	Exhibit Description

10.71	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.72	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.73	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.74	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.75	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.76	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.77	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 24, 2014).

10.78	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.79	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.80	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.81	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.82	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.83	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.85	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.86	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on February 6, 2014).

10.87	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.88	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.89	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.90	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.91	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.92	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.93	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.94	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.95	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.96	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.97	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.98	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

Exhibit Number	Exhibit Description

10.99	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.100	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.101	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.102	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.103	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.104	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.105	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.106	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.107	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.108	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.109	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.110	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.111	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.112	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Exhibit Description

10.113	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.114	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.115	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.116	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.117	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 24, 2014).

10.118	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 24, 2014).

10.119	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.120	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.121	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.122	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.123	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 6, 2014).

10.124	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 6, 2014).

10.125	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 6, 2014).

10.126	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.127	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on February 6, 2014).

10.128	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on February 6, 2014).

10.131	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on February 6, 2014).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: May 9, 2014	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: May 9, 2014	By:	/s/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

FORM 10-Q

March 31, 2014

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.4	Management Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.5	Amendment No. 1 to Management Agreement, dated March 3, 2010, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.4 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.6	Amendment No. 2 to Management Agreement, dated May 16, 2012, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 22, 2012).

10.7	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.8	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.9	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.10	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.11†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.13	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.14	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.15	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.16	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.17	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.18	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.19	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.20	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.21	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

Exhibit Number	Exhibit Description

10.22	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.23	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.24	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.25	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.26	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.27	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.28	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.29	Amendment Number 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.30	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.31	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.32	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.33	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.34	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 24, 2014).

10.35	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.36	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.37	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.38	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.39	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.40	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.42	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.43	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.45	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

Exhibit Number	Exhibit Description

10.46	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.48	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.49	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.50	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on February 6, 2014).

10.51	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.52	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.53	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.54	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

Exhibit Number	Exhibit Description

10.58	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.59	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.60	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.61	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.62	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.63	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 6, 2014).

10.64	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.65	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.66	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.67	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.68	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.69	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.70	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

Exhibit Number	Exhibit Description

10.71	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.72	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.73	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.74	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.75	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.76	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.77	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 24, 2014).

10.78	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.79	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.80	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.81	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.82	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.83	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.85	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.86	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on February 6, 2014).

10.87	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.88	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.89	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.90	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.91	Amended and Restated Mortgage Banking Services Agreement, dated as of November 1, 2010, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.53 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.92	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of July 1, 2011, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.54 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.93	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of February 29, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.55 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.94	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 16, 2012, between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.56 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.95	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.96	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.97	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.98	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

Exhibit Number	Exhibit Description

10.99	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.100	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.101	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.102	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.103	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.104	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.105	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.106	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.107	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.108	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.109	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.110	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.111	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.112	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Exhibit Description

10.113	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.114	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.115	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.116	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.117	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 24, 2014).

10.118	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 24, 2014).

10.119	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.120	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.121	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.122	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.123	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 6, 2014).

10.124	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 6, 2014).

10.125	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 6, 2014).

10.126	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.127	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on February 6, 2014).

10.128	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on February 6, 2014).

10.131	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on February 6, 2014).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.