Form 10-Q
period 2014-06-30
PennyMac Mortgage Investment Trust
filed 2014-08-11
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 7, 2014
Common Shares of Beneficial Interest, $0.01 par value	74,139,570

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2014	2013
	(in thousands, except share data)
ASSETS
Cash	$37,902	$27,411
Short-term investments	104,453	92,398
Mortgage-backed securities at fair value pledged to secure assets sold under agreements to repurchase	218,725	197,401
Mortgage loans acquired for sale at fair value (includes $905,044 and $454,210 pledged to secure assets sold under agreements to repurchase)	909,085	458,137
Mortgage loans at fair value (includes $2,407,512 and $1,963,266 pledged to secure assets sold under agreements to repurchase)	2,697,821	2,600,317
Mortgage loans under forward purchase agreements at fair value pledged to secure borrowings under forward purchase agreements	—	218,128
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	190,244	138,723
Derivative assets	14,594	7,976
Real estate acquired in settlement of loans (includes $107,684 and $89,404 pledged to secure assets sold under agreements to repurchase)	240,471	138,942
Real estate acquired in settlement of loans under forward purchase agreements pledged to secure forward purchase agreements	—	9,138
Mortgage servicing rights (includes $46,802 and $26,452 carried at fair value)	315,484	290,572
Servicing advances	63,993	59,573
Due from PennyMac Financial Services, Inc.	4,137	6,009
Other assets	72,836	66,192

Total assets	$4,869,745	$4,310,917

LIABILITIES
Assets sold under agreements to repurchase	$2,701,755	$2,039,605
Borrowings under forward purchase agreements	—	226,580
Asset-backed secured financing of the variable interest entity at fair value	170,201	165,415
Exchangeable senior notes	250,000	250,000
Derivative liabilities	6,347	1,961
Accounts payable and accrued liabilities	69,552	71,561
Due to PennyMac Financial Services, Inc.	19,636	18,636
Income taxes payable	63,218	59,935
Liability for losses under representations and warranties	11,876	10,110

Total liabilities	3,292,585	2,843,803

Commitments and contingencies
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 74,139,070 and 70,458,082 common shares, respectively	741	705
Additional paid-in capital	1,468,791	1,384,468
Retained earnings	107,628	81,941

Total shareholders’ equity	1,577,160	1,467,114

Total liabilities and shareholders’ equity	$4,869,745	$4,310,917

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entity (“VIE”) included in total assets and liabilities (the assets of the VIE can only be used to settle liabilities of the VIE):

	June 30,	December 31,
	2014	2013
	(in thousands)
ASSETS
Mortgage loans at fair value	$541,320	$523,652
Other assets - interest receivable	1,702	1,584

	$543,022	$525,236

LIABILITIES
Asset-backed secured financing at fair value	$170,201	$165,415
Accounts payable and accrued expenses - interest payable	492	497

	$170,693	$165,912

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net investment income
Net gain on mortgage loans acquired for sale	$10,222	$44,438	$20,193	$73,717
Loan origination fees	4,485	4,752	6,841	10,225
Net interest income:
Interest income	48,518	26,797	87,864	43,672
Interest expense	21,865	14,144	41,640	25,380

	26,653	12,653	46,224	18,292

Net gain on investments	73,134	46,834	115,719	110,814
Net loan servicing fees	8,758	7,892	16,179	13,903
Results of real estate acquired in settlement of loans	(5,348)	(1,929)	(11,974)	(5,182)
Other	2,652	913	3,969	1,600

Net investment income	120,556	115,553	197,151	223,369

Expenses
Expenses payable to PennyMac Financial Services, Inc.:
Loan servicing fees	14,180	8,787	28,771	16,513
Loan fulfillment fees	12,433	22,054	21,335	50,298
Management fees	8,912	8,455	16,986	14,947
Professional services	2,690	1,339	4,421	3,723
Compensation	1,883	1,438	4,825	3,527
Other	7,154	5,571	11,221	10,517

Total expenses	47,252	47,644	87,559	99,525

Income before provision for income taxes	73,304	67,909	109,592	123,844
(Benefit from) provision for income taxes	(1,907)	13,412	(3,492)	16,051

Net income	$75,211	$54,497	$113,084	$107,793

Earnings per share
Basic	$1.01	$0.92	$1.54	$1.81
Diluted	$0.93	$0.86	$1.44	$1.75
Weighted-average shares outstanding
Basic	74,065	59,035	72,803	58,981
Diluted	82,750	65,104	81,535	62,217
Dividends declared per share	$0.59	$0.57	$1.18	$1.14

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
	(in thousands)
Balance at December 31, 2012	58,904	$589	$1,129,858	$70,889	$1,201,336
Net income	—	—	—	107,793	107,793
Share-based compensation	173	2	2,468	—	2,470
Dividends, $1.14 per share	—	—	—	(67,249)	(67,249)
Underwriting and offering costs	—	—	(169)	—	(169)

Balance at June 30, 2013	59,077	$591	$1,132,157	$111,433	$1,244,181

Balance at December 31, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	113,084	113,084
Share-based compensation	234	2	2,956	—	2,958
Dividends, $1.18 per share	—	—	—	(87,397)	(87,397)
Proceeds from offerings of common shares	3,447	34	82,419	—	82,453
Underwriting and offering costs	—	—	(1,052)	—	(1,052)

Balance at June 30, 2014	74,139	$741	$1,468,791	$107,628	$1,577,160

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$113,084	$107,793
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(20,193)	(73,717)
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing	(537)	—
Capitalization of interest on mortgage loans at fair value	(30,353)	(11,814)
Accrual of interest on excess servicing spread	(6,001)	—
Amortization of credit facility commitment fees and debt issuance costs	4,879	4,036
(Reversal) accrual of costs related to forward purchase agreements	(168)	251
Net gain on investments	(115,719)	(110,814)
Change in fair value, amortization and impairment of mortgage servicing rights	20,518	9,321
Results of real estate acquired in settlement of loans	11,974	5,182
Share-based compensation expense	2,958	2,471
Purchases of mortgage loans acquired for sale at fair value	(12,347,365)	(17,759,140)
Sales of mortgage loans acquired for sale at fair value to nonaffiliates	4,789,444	9,044,480
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	7,085,859	8,282,163
(Increase) decrease in servicing advances	(15,218)	7,481
Decrease in due from PennyMac Financial Services, Inc.	2,812	1,766
(Increase) decrease in other assets	(25,427)	41,379
Decrease in accounts payable and accrued liabilities	(45,366)	(11,016)
Increase in payable to PennyMac Financial Services, Inc.	1,036	4,509
Increase in income taxes payable	3,283	15,088

Net cash used by operating activities	(570,500)	(440,581)

Cash flows from investing activities
Net increase in short-term investments	(12,055)	(34,219)
Purchases of mortgage-backed securities at fair value	(19,638)	—
Repayments of mortgage-backed securities at fair value	5,419	—
Purchases of mortgage loans at fair value	(283,017)	(200,486)
Repayments and sales of mortgage loans at fair value	397,643	135,242
Repayments of mortgage loans under forward purchase agreements at fair value	6,413	—
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(73,393)	—
Repayment of excess spread investment	16,494	—
Settlements of derivative financial instruments used for hedging	(9,785)	—
Purchase of real estate acquired in settlement of loans	(3,049)	—
Sales of real estate acquired in settlement of loans	76,903	63,017
Sales of real estate acquired in settlement of loans under forward purchase agreements	5,365	—
Purchase of mortgage servicing rights	—	(185)
Decrease (increase) in margin deposits and restricted cash	5,454	(13,426)

Net cash provided (used) by investing activities	112,754	(50,057)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash flows from financing activities
Sales of assets under agreement to repurchase	15,938,914	16,841,470
Repurchases of assets sold under agreements to repurchase	(15,276,762)	(16,516,020)
Repurchases of real estate acquired in settlement of loans financed under agreement to repurchase	—	(15,656)
Repayments of borrowings under forward purchase agreements	(227,866)	—
Repayments of asset-backed secured financing at fair value	(3,372)	—
Issuance of exchangeable senior notes	—	250,000
Payment of exchangeable senior notes issuance costs	—	(7,425)
Proceeds from issuance of common shares	82,453	—
Payment of common share underwriting and offering costs	(1,052)	(169)
Payment of contingent underwriting fees payable	(424)	(427)
Payment of dividends	(43,654)	(67,249)

Net cash provided by financing activities	468,237	484,524

Net increase (decrease) in cash	10,491	(6,114)
Cash at beginning of period	27,411	33,756

Cash at end of period	$37,902	$27,642

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

The Company operates in two segments: correspondent production and investment activities:

•	The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”), both subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

Most of the loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

The Company is externally managed by PCM, an investment adviser registered with the Securities and Exchange Commission (the “SEC”) that specializes in and focuses on residential mortgage loans. Under the terms of a management agreement, the Company pays PCM a management fee with a base component and a performance incentive component.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Reclassification of previously presented balances

Certain prior period amounts have been reclassified to conform to the current presentation. Specifically:

•	Interest expense is included with Interest income under a new caption, Net interest income, to better reflect the Company’s results due to growth in its portfolio of interest-earning assets. This reclassification results in the presentation of Net interest income in Net investment income and a decrease in Expenses.

•	Loan servicing fees payable to PennyMac Financial Services, Inc. is presented without the inclusion of other servicing expenses payable to nonaffiliates. Previously, Loan servicing expense included amounts payable to PFSI and to nonaffiliates. Amounts payable to nonaffiliates have been reclassified to Other expenses.

Following is a summary of the reclassifications:

	As reported		As previously reported		Reclassification
	Quarter ended June 30, 2013	Six months ended June 30, 2013	Quarter ended June 30, 2013	Six months ended June 30, 2013	Quarter ended June 30, 2013	Six months ended June 30, 2013
	(in thousands)
Net interest income (new caption):
Interest income	$26,797	$43,672	$26,797	$43,672	$—	$—
Interest expense	14,144	25,380	—	—	14,144	25,380

	12,653	18,292	26,797	43,672	(14,144)	(25,380)

Net investment income	$115,553	$223,369	$129,697	$248,749	$(14,144)	$(25,380)
Expenses:
Interest expense	$—	$—	$14,144	$25,380	$(14,144)	$(25,380)
Total expenses	$47,644	$99,525	$61,788	$124,905	$(14,144)	$(25,380)

These reclassifications did not change previously reported income before provision for (benefit from) income taxes, provision for (benefit from) income taxes, net income, reported consolidated balance sheet amounts, including shareholders’ equity, or consolidated cash flows.

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

Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy and unemployment rates and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify and the Servicer’s ability to execute optimal resolutions of problem mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

•	the level of government support for problem loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed loans; and

•	regulatory, judicial and legislative support of the foreclosure process, and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$27,203	$243,109	$284,403	$443,582
REO	30	89	3,117	89

	$27,233	$243,198	$287,520	$443,671

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$26,737	$242,886	$26,737	$443,183
REO	30	89	68	89

	$26,767	$242,975	$26,805	$443,272

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	June 30,	December 31,
	2014	2013
	(in thousands)
Mortgage loans at fair value	$1,067,099	$1,138,131
Mortgage loans under forward purchase agreements at fair value	—	218,128
REO	111,946	84,726
REO under forward purchase agreements	—	8,705

	$1,179,045	$1,449,690

Total mortgage loans and REO held at period end	$2,938,292	$2,966,525

During the year ended December 31, 2013, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming mortgage loans and REO (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks and were held in a trust subsidiary by CGM pending settlement by the Company. The commitment under the forward purchase agreement was settled in full during the quarter ended June 30, 2014.

The Company recognized these assets and related obligations as of the dates of the agreements and recognizes all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows include the following amounts related to the forward purchase agreements:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Statements of income:
Interest income	$1,430	$260	$3,584	$260
Interest expense	$783	$251	$2,364	$251
Net gain on investments	$1,743	$(690)	$803	$(690)
Net loan servicing fees	$201	$—	$517	$—
Results of REO	$(72)	$—	$(473)	$—
Statements of cash flows:
Repayments of mortgage loans	$1,084	$—	$3,463	$—
Sales of REO	$3,743	$—	$5,365	$—
Repayments of borrowings under forward purchase agreements	$(214,742)	$—	$(227,866)	$—

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Following is a summary of the base management and performance incentive fees payable to PFSI recorded by the Company:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Management fee:
Base	$5,838	$4,575	$11,359	$8,940
Performance incentive	3,074	3,880	5,627	6,007

	$8,912	$8,455	$16,986	$14,947

In the event of termination of the management agreement between the Company and PFSI, PFSI may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PFSI, in each case during the 24-month period before termination.

Following is a summary of mortgage loan servicing fees payable to PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$29	$90	$46	$169
Activity-based	51	111	77	183

	80	201	123	352

Distressed mortgage loans:
Base	4,975	3,699	9,941	7,572
Activity-based	5,746	2,447	12,132	4,324

	10,721	6,146	22,073	11,896

MSRs:
Base	3,323	2,363	6,471	4,126
Activity-based	56	77	104	139

	3,379	2,440	6,575	4,265

	$14,180	$8,787	$28,771	$16,513

Following is a summary of correspondent production activity between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee expense payable to PFSI	$12,433	$22,054	$21,335	$50,298
Unpaid principal balance of loans fulfilled by PFSI	$2,991,764	$4,323,885	$4,911,342	$9,110,711

Sourcing fees received from PFSI	$1,125	$1,349	$2,017	$2,359
Fair value of loans sold to PFSI	$3,955,329	$4,733,767	$7,085,859	$8,282,163

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PFSI	$304,707	$290,567

Following is a summary of investment activity between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Purchases of excess servicing spread	$52,867	$—	$73,393	$—
Interest income from excess servicing spread	$3,138	$—	$6,001	$—
Excess servicing spread recapture recognized	$2,525	$—	$4,415	$—
MSR recapture recognized	$1	$367	$9	$499

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PFSI pursuant to which the Company agreed to reimburse PFSI for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PFSI of the Conditional Reimbursement if the Company is required to pay PFSI performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the six months ended June 30, 2014, the Company paid $36,000 to PFSI.

The reimbursement agreement also provides for the payment to the underwriters in such offering of the payment that the Company agreed to make to them at the time of the offering if the Company satisfied certain performance measures over a specified period. As PFSI earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PFSI. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarter and six months ended June 30, 2014, the Company paid $315,000 and $387,000 to the underwriters, respectively.

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

The Company reimburses PFSI and its affiliates for other expenses, including common overhead expenses and other expenses incurred on its behalf by PFSI, in accordance with the terms of its management agreement as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Reimbursement of:
Common overhead incurred by PFSI	$2,691	$3,201	$5,269	$5,807
Expenses incurred on the Company’s behalf	104	585	549	1,834

	$2,795	$3,786	$5,818	$7,641

Payments and settlements during the period (1)	$14,894	$32,616	$33,280	$65,290

(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PFSI.

Amounts due to PFSI are summarized below:

	June 30,	December 31,
	2014	2013
	(in thousands)
Servicing fees	$5,208	$5,915
Management fees	8,912	8,924
Allocated expenses	3,764	2,009
Contingent underwriting fees	1,752	1,788

	$19,636	$18,636

Amounts due from affiliates totaled $4.1 million and $6.0 million at June 30, 2014 and December 31, 2013, respectively. At June 30, 2014, the balance represents payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled MSR and ESS recaptures. At June 30, 2013, amounts due from affiliates represent amounts receivable pursuant to loan sales to PFSI and reimbursable expenses paid on the affiliates’ behalf by the Company.

PFSI held 75,000 of the Company’s common shares at both June 30, 2014 and December 31, 2013.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s exchangeable senior notes (the “Notes”), by the weighted-average common shares outstanding, assuming all potentially dilutive securities were issued. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$75,211	$54,497	$113,084	$107,793
Effect of participating securities—share-based compensation awards	(433)	(444)	(841)	(961)

Net income attributable to common shareholders	$74,778	$54,053	$112,243	$106,832

Weighted-average shares outstanding	74,065	59,035	72,803	58,981
Basic earnings per share	$1.01	$0.92	$1.54	$1.81

Diluted earnings per share:
Net income	$75,211	$54,497	$113,084	$107,793
Interest on exchangeable senior notes, net of income taxes	2,079	1,382	4,156	1,382

Net income attributable to diluted shareholders	$77,290	$55,879	$117,240	$109,175

Weighted-average shares outstanding	74,065	59,035	72,803	58,981

Potentially dilutive securities:
Shares issuable pursuant exchange of the Notes	8,393	5,709	8,393	2,870
Shares issuable under share-based compensation plan	292	360	338	366

Diluted weighted-average number of shares outstanding	82,750	65,104	81,534	62,217

Diluted earnings per share	$0.93	$0.86	$1.44	$1.75

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees upon sale of loans in transactions where PMT maintains continuing involvement with the mortgage loans as well as unpaid principal balance information at period end:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash flows:
Proceeds from sales	$2,763,138	$3,909,744	$4,789,444	9,044,480
Servicing fees received (1)	$19,019	$11,772	$34,907	$20,908
Period end information:
Unpaid principal balance of mortgage loans outstanding	$29,268,039	$19,850,609
Unpaid principal balance of delinquent mortgage loans:
30-89 days delinquent	$90,091	$44,436
90 or more days delinquent
Not in foreclosure	13,325	2,485
In foreclosure or bankruptcy	11,306	3,163

	24,631	5,648

	$114,722	$50,084

(1)	Net of guarantee fees.

Consolidated VIE

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned VIE issued $537.0 million in certificates backed by fixed rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. Management concluded that the Company is the primary beneficiary of the VIE and, as a result, the Company consolidates the VIE. Consolidation of the VIE results in the securitized mortgage loans remaining on the consolidated balance sheets of the Company and the certificates issued by the VIE to nonaffiliates being accounted for as secured financing. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of repayment of the certificates.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLC”), mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements.

	June 30, 2014			December 31, 2013
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$471	$—	$471	$272	$—	$272
MBS call options	519	—	519	—	—	—
Forward purchase contracts	14,723	—	14,723	1,229	—	1,229
Forward sale contracts	314	—	314	16,385	—	16,385
Treasury futures	545	—	545	—	—	—
Put options on Eurodollar futures	181	—	181	566	—	566
Call options on Eurodollar futures	214	—	214	—	—	—
Netting	—	(13,855)	(13,855)	—	(12,986)	(12,986)

	16,967	(13,855)	3,112	18,452	(12,986)	5,466
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	11,482	—	11,482	2,510	—	2,510

	$28,449	$(13,855)	$14,594	$20,962	$(12,986)	$7,976

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$11,482	$—	$—	$11,482	$2,510	$—	$—	$2,510
RBS Securities	433	—	—	433	133	—	—	133
RJ O’Brien	940	—	—	940	566	—	—	566
Nomura	284	—	—	284	273			273
JP Morgan	252	—	—	252	—			—
Cantor Fitzgerald LP	210	—	—	210	613	—	—	613
Credit Suisse First Boston Mortgage Capital LLC	138	—	—	138	196	—	—	196
Bank of America, N.A.	—	—	—	—	1,024	—	—	1,024
Other	855	—	—	855	2,661	—	—	2,661

Total	$14,594	$—	$—	$14,594	$7,976	$—	$—	$7,976

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for netting.

	June 30, 2014			December 31, 2013
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$266	$—	$266	$7,420	$—	$7,420
Forward sales contracts	23,236	—	23,236	1,295	—	1,295
Netting	—	(17,550)	(17,550)	—	(8,015)	(8,015)

	23,502	(17,550)	5,952	8,715	(8,015)	700
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	395	—	395	1,261	—	1,261

	23,897	(17,550)	6,347	9,976	(8,015)	1,961

Assets sold under agreements to repurchase	2,701,755	—	2,701,755	2,039,605	—	2,039,605

	$2,725,652	$(17,550)	$2,708,102	$2,049,581	$(8,015)	$2,041,566

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

	June 30, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$395	$—	$—	$395	$1,261	$—	$—	$1,261
Citibank	843,000	(842,377)	—	623	945,015	(944,856)	—	159
Credit Suisse First Boston Mortgage Capital LLC	734,416	(734,416)	—	—	523,546	(523,546)	—	—
Bank of America, N.A.	610,966	(610,218)	—	748	408,452	(408,452)	—	—
RBS Securities	229,153	(229,153)	—	—	—	—	—	—
Morgan Stanley Bank, N.A.	155,189	(154,457)	—	732	30,226	(30,226)	—	—
Daiwa Capital Markets	131,334	(131,134)	—	200	132,525	(132,525)	—	—
Fannie Mae Capital Markets	1,021	—	—	1,021	—	—	—	—
Other	2,628	—	—	2,628	541	—	—	541

Total	$2,708,102	$(2,701,755)	$—	$6,347	$2,041,566	$(2,039,605)	$—	$1,961

Note 7—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether management has elected to carry the item at its fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

Management identified all of its non-cash financial assets and MSRs relating to loans with initial interest rates of more than 4.5% to be accounted for at fair value. Management has elected to account for these financial statement items at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Management has also identified its asset-backed secured financing of the VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the mortgage loans at fair value collateralizing this financing.

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. Management has identified these assets to be accounted for using the amortization method.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$104,453	$—	$—	$104,453
Mortgage-backed securities at fair value	—	218,725	—	218,725
Mortgage loans acquired for sale at fair value	—	909,085	—	909,085
Mortgage loans at fair value	—	541,320	2,156,501	2,697,821
Excess servicing spread purchased from PFSI	—	—	190,244	190,244
Derivative assets:
Interest rate lock commitments	—	—	11,482	11,482
MBS put options	—	471	—	471
MBS call options	—	519	—	519
Forward purchase contracts	—	14,723	—	14,723
Forward sales contracts	—	314	—	314
Treasury futures	—	545	—	545
Put options on Eurodollar futures	—	181	—	181
Call options on Eurodollar futures	—	214	—	214

Total derivative assets before netting	—	16,967	11,482	28,449
Netting (1)	—	(13,855)	—	(13,855)

Total derivative assets after netting	—	3,112	11,482	14,594

Mortgage servicing rights at fair value	—	—	46,802	46,802

	$104,453	$1,645,242	$2,405,029	$4,154,724

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$170,201	$—	$170,201
Derivative liabilities:
Interest rate lock commitments	—	—	395	395
Forward purchase contracts	—	266	—	266
Forward sales contracts	—	23,236	—	23,236

Total derivative liabilities before netting	—	23,502	395	23,897
Netting (1)	—	(17,550)	—	(17,550)

Total derivative liabilities after netting	—	5,952	395	6,347

Total liabilities	$—	$176,153	$395	$176,548

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$92,398	$—	$—	$92,398
Mortgage-backed securities at fair value	—	197,401	—	197,401
Mortgage loans acquired for sale at fair value	—	458,137	—	458,137
Mortgage loans at fair value	—	523,652	2,076,665	2,600,317
Mortgage loans under forward purchase agreements at fair value	—	—	218,128	218,128
Excess servicing spread purchased from PFSI	—	—	138,723	138,723
Derivative assets:
Interest rate lock commitments	—	—	2,510	2,510
MBS put options	—	272	—	272
Forward purchase contracts	—	1,229	—	1,229
Forward sales contracts	—	16,385	—	16,385
Options on Eurodollar futures	—	566	—	566

Total derivative assets	—	18,452	2,510	20,962
Netting (1)	—	(12,986)	—	(12,986)

Total derivative assets after netting	—	5,466	2,510	7,976

Mortgage servicing rights at fair value	—	—	26,452	26,452

	$92,398	$1,184,656	$2,462,478	$3,739,532

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$165,415	$—	$165,415
Derivative liabilities:
Interest rate lock commitments	—	—	1,261	1,261
Forward purchase contracts	—	7,420	—	7,420
Forward sales contracts	—	1,295	—	1,295

Total derivative liabilities	—	8,715	1,261	9,976
Netting (1)	—	(8,015)	—	(8,015)

Total derivative liabilities	—	700	1,261	1,961

Total liabilities	$—	$166,115	$1,261	$167,376

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended June 30, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2014	$2,079,020	$202,661	$151,019	$3,271	$36,181	$2,472,152
Purchases	26,737	466	52,867	—	—	80,070
Repayments and sale	(140,807)	(1,084)	(9,080)	—	—	(150,971)
Accrual of interest	—	—	3,138	—	—	3,138
ESS received pursuant to a recapture agreement with PFSI	—	—	2,362	—	—	2,362
Interest rate lock commitments issued, net	—	—	—	19,158	—	19,158
Capitalization of interest	17,042	1,057	—	—	—	18,099
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	15,385	15,385
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	19,326	1,236				20,562
Other factors	52,525	507	(10,062)	9,563	(4,764)	47,769

	71,851	1,743	(10,062)	9,563	(4,764)	68,331

Transfers of mortgage loans under forward purchase agreements to mortgage loans	201,443	(201,443)	—	—	—	—
Transfers of mortgage loans to REO	(98,785)	—	—	—	—	(98,785)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(3,400)	—	—	—	(3,400)
Transfers of interest rate lock commitments to mortgage loans acquired for sale at fair value	—	—	—	(20,905)	—	(20,905)

Balance, June 30, 2014	$2,156,501	$—	$190,244	$11,087	$46,802	$2,404,634

Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$50,613	$—	$(10,062)	$11,088	$(4,764)	$46,875

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Quarter ended June 30, 2013
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Net interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2013	$1,366,922	$—	$11,052	$1,305	$1,379,279
Purchases	13	243,309	—	186	243,508
Repayments	(73,820)	—	—	—	(73,820)
Interest rate lock commitments issued, net	—	—	22,240	—	22,240
Capitalization of interest	6,584	—	—	—	6,584
Servicing received as proceeds from sales of mortgage loans	—	—	—	77	77
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	11,050	—			11,050
Other factors	36,473	(689)	(20,678)	260	15,366

	47,523	(689)	(20,678)	260	26,416

Transfers of mortgage loans to REO	(37,457)	(89)			(37,546)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(29,581)	—	(29,581)

Balance, June 30, 2013	$1,309,765	$242,531	$(16,967)	$1,828	$1,537,157

Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$33,292	$(689)	$(16,967)	$260	$15,896

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six months ended June 30, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	283,017	1,386	73,393	—	—	357,796
Repayments and sale	(387,430)	(6,413)	(16,494)	—	—	(410,337)
Accrual of interest	—	—	6,001	—	—	6,001
ESS received pursuant to a recapture agreement with PFSI	—	—	3,475	—	—	3,475
Interest rate lock commitments issued, net	—	—	—	31,754	—	31,754
Capitalization of interest	28,553	1,801	—	—	—	30,354
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	27,142	27,142
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	42,629	2,269	—	—		44,898
Other factors	70,080	(1,466)	(14,854)	11,993	(6,792)	58,961

	112,709	803	(14,854)	11,993	(6,792)	103,859

Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—	—	—	—
Transfers of mortgage loans to REO	(162,915)	—	—	—	—	(162,915)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,803)	—	—	—	(9,803)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(33,909)	—	(33,909)

Balance, June 30, 2014	$2,156,501	$—	$190,244	$11,087	$46,802	$2,404,634

Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$73,951	$—	$(14,854)	$11,087	$(6,792)	$63,392

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six months ended June 30, 2013
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Net interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$1,189,971	$—	$19,479	$1,346	$1,210,796
Purchases	200,486	243,309	—	186	443,981
Repayments	(135,242)	—	—	—	(135,242)
Interest rate lock commitments issued, net	—	—	57,654	—	57,654
Capitalization of interest	11,814	—	—	—	11,814
Servicing received as proceeds from sales of mortgage loans	—	—	—	104	104
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	19,495	—	—	—	19,495
Other factors	92,008	(689)	(20,678)	192	70,833

	111,503	(689)	(20,678)	192	90,328

Transfers of mortgage loans to REO	(68,767)	(89)	—	—	(68,856)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(73,422)	—	(73,422)

Balance, June 30, 2013	$1,309,765	$242,531	$(16,967)	$1,828	$1,537,157

Changes in fair value recognized during the period relating to assets still held at June 30, 2013	$77,771	$(689)	$(16,967)	$192	$60,307

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by VIE):

	June 30, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$909,085	$866,821	$42,264
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	—	—	—

	909,085	866,821	42,264

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	1,151,747	1,442,755	(291,008)
90 or more days delinquent (1)
Not in foreclosure	629,021	1,002,407	(373,386)
In foreclosure	917,053	1,437,698	(520,645)

	1,546,074	2,440,105	(894,031)

	2,697,821	3,882,860	(1,185,039)

	$3,606,906	$4,749,681	$(1,142,775)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$457,968	$447,224	$10,744
90 or more days delinquent (1)
Not in foreclosure	169	162	7
In foreclosure	—	—	—

	169	162	7

	458,137	447,386	10,751

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	1,170,918	1,495,961	(325,043)
90 or more days delinquent (1)
Not in foreclosure	738,043	1,190,403	(452,360)
In foreclosure	909,484	1,493,644	(584,160)

	1,647,527	2,684,047	(1,036,520)

	2,818,445	4,180,008	(1,361,563)

	$3,276,582	$4,627,394	$(1,350,812)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	155	4,081	—	4,236
Mortgage loans acquired for sale at fair value	31,202		—	—	31,202
Mortgage loans at fair value	—	223	88,029	—	88,252
Mortgage loans under forward purchase agreements at fair value	—	—	1,743	—	1,743
Excess servicing spread at fair value	—	—	(7,537)	—	(7,537)
Mortgage servicing rights at fair value	—	—	—	(4,764)	(4,764)

	$31,202	$378	$86,316	$(4,764)	$113,132

Liabilities:
Asset-backed secured financing at fair value	$(5,175)	$(80)	$—	$—	$(5,255)

	$(5,175)	$(80)	$—	$—	$(5,255)

	Quarter ended June 30, 2013
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage loans acquired for sale at fair value	(56,951)	—	—	—	(56,951)
Mortgage loans at fair value	—	—	47,523	—	47,523
Mortgage loans under forward purchase agreements at fair value	—	—	(689)	—	(689)
Mortgage servicing rights at fair value	—	—	—	260	260

	$(56,951)	$—	$46,834	$260	$(9,857)

	Six months ended June 30, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	188	6,734	—	6,922
Mortgage loans acquired for sale at fair value	49,834	—	—	—	49,834
Mortgage loans at fair value	—	553	140,194	—	140,747
Mortgage loans under forward purchase agreements at fair value	—	—	803	—	803
Excess servicing spread at fair value	—	—	(10,438)	—	(10,438)
Mortgage servicing rights at fair value	—	—	—	(6,792)	(6,792)

	$49,834	$741	$137,293	$(6,792)	$181,076

Liabilities:
Asset-backed secured financing at fair value	$(7,954)	$(204)	$—	$—	$(8,158)

	$(7,954)	$(204)	$—	$—	$(8,158)

	Six months ended June 30, 2013
	Net loss on mortgage loans acquired for sale	Net interest income	Net gain (loss) on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage loans acquired for sale at fair value	(32,180)	—	—	—	(32,180)
Mortgage loans at fair value	—	—	111,503	—	111,503
Mortgage loans under forward purchase agreements at fair value	—	—	(689)	—	(689)
Mortgage servicing rights at fair value	—	—	—	192	192

	$(32,180)	$—	$110,814	$192	$78,826

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	June 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$102,660	$102,660
Mortgage servicing rights at lower of amortized cost or fair value	—	—	56,171	56,171

	$—	$—	$158,831	$158,831

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$63,043	$63,043
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	7,760	7,760
Mortgage servicing rights at lower of amortized cost or fair value	—	—	184,067	184,067

	$—	$—	$254,870	$254,870

The following table summarizes the net losses recognized during the period on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Real estate asset acquired in settlement of loans	$(7,942)	$(4,095)	$(12,525)	$(6,594)
Mortgage servicing rights at lower of amortized cost or fair value	(2,224)	1,222	(2,851)	3,708

	$(10,166)	$(2,873)	$(15,376)	$(2,886)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured by cost in the case of purchased REO or by the fair value of the mortgage loan immediately before acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the amount at which the property was initially recorded is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into pools of mortgage loans with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3% and 4.5% and a single pool for mortgage loans with interest rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools is below the amortized cost of the MSRs reduced by the existing valuation allowance for that pool, those MSRs are impaired.

When MSRs are impaired, the impairment is recognized in current-period income and the carrying value of the MSRs is adjusted using a valuation allowance. If the fair value of the MSRs subsequently increases, the increase in fair value is recognized in current period income only to the extent of the valuation allowance for the respective impairment stratum.

Management periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of the value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost. Management has concluded that the fair values of Cash, Assets sold under agreements to repurchase, and Borrowings under forward purchase agreements approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

Cash is measured using Level 1 inputs. The Company’s assets sold under agreements to repurchase and borrowings under forward purchase agreements are carried at amortized cost. The Company has classified these financial instruments as “Level 3” financial statement items as of June 30, 2014 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

Exchangeable Senior Notes are carried at amortized cost. The fair value of the Notes at June 30, 2014 and December 31, 2013 was $247.1 million and $238.4 million, respectively. The fair value of the Notes is estimated using a broker indication of value. The Company has classified the Notes as “Level 3” financial statement items as of June 30, 2014 due to the lack of current market activity and the use of broker’s indication of value to estimate the instrument’s fair values.

Valuation Techniques and Inputs

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

The FAV group reports to PFSI’s valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PFSI. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to PFSI’s valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

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

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and the portion of mortgage loans at fair value held in a VIE, are categorized as “Level 2” financial statement items. The fair values of mortgage loans acquired for sale at fair value are estimated using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the fair values of all of the individual securities issued by the securitization trust are used to derive a price for the mortgage loans.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value held outside the VIE and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type or contracted selling price, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value:

	Range
	(Weighted average)
Key inputs	June 30, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate	7.1% – 16.9%	8.7% –16.9%
	(11.8%)	(12.7%)
Twelve-month projected housing price index change	3.5% – 9.1%	2.5% – 4.3%
	(4.7%)	(3.7%)
Prepayment speed (1)	0.0% – 6.6%	0.0% – 3.9%
	(2.5%)	(2.0%)
Total prepayment speed (2)	0.8% – 27.4%	0.3% – 33.9%
	(21.8%)	(24.3%)

Mortgage loans under forward purchase agreements
Discount rate	—	9.5% – 13.5%
	—	(11.9%)
Twelve-month projected housing price index change	—	3.3% – 4.2%
	—	(3.8%)
Prepayment speed (1)	—	1.1% – 2.9%
	—	(2.2%)
Total prepayment speed (2)	—	13.4% – 27.9%
	—	(22.8%)

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the ESS, thereby reducing ESS fair value. Reductions in the fair value of ESS affect income primarily through change in fair value.

Interest income for ESS is accrued using the interest method, based upon the expected interest yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in interest income which is recorded in Interest income. Changes to expected cash flows result in a change to fair value that is recognized in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of ESS:

	Range
	(Weighted average)
Key inputs	June 30, 2014	December 31, 2013
Unpaid principal balance of underlying mortgage loans (in thousands)	$27,445,826	$20,512,659
Average servicing fee rate (in basis points)	31	32
Average ESS rate (in basis points)	16	16
Pricing spread (1)	1.7% – 14.6%	2.8% - 14.4%
	(5.1%)	(5.4%)
Life (in years)	0.5 - 7.3	0.9 - 8.0
	(5.9)	(6.1)
Annual total prepayment speed (2)	7.6% – 67.0%	7.7% - 48.6%
	(10.3%)	(9.7%)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, could result in a significant change in fair value measurement. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
Key inputs	June 30, 2014	December 31, 2013
Pull-through rate	49.0% - 98.0%	64.8% - 98.0%
	(81.6%)	(86.4%)
MSR value expressed as:
Servicing fee multiple	1.7 - 5.0	1.4 - 5.1
	(3.9)	(4.1)
Percentage of unpaid principal balance	0.4% - 1.3%	0.4% - 1.3%
	(1.0%)	(1.0%)

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

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing MSR fair value. Reductions in the value of MSRs affect income primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2014		2013
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$13,356	$15,385	$50,978	$77
Unpaid principal balance of underlying mortgage loans	$1,244,538	$1,458,400	$3,840,110	$27,346
Weighted-average annual servicing fee rate (in basis points)	25	25	28	27
Pricing spread (1)	6.3% – 14.3%	8.5% – 10.3%	5.4% – 13.5%	6.6% – 11.9%
	(8.7%)	(9.1%)	(6.5%)	(7.5%)
Life (in years)	1.3 – 7.3	3.2 – 7.3	2.6 – 6.9	6.3 – 6.9
	(6.1)	(7.1)	(6.4)	(6.8)
Annual total prepayment speed (2)	7.6% – 50.9%	8.1% – 25.4%	8.5% –23.6%	8.8% – 13.6%
	(10.4%)	(9.6%)	(9.1%)	(9.3%)
Annual per-loan cost of servicing	$68 – $100	$68 – $68	$68 – $140	$68 – $68
	($68)	($68)	($68)	($68)

	Six months ended June 30,
	2014		2013
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$22,474	$27,142	$107,167	$104
Unpaid principal balance of underlying mortgage loans	$2,095,087	$2,550,114	$8,843,667	$29,946
Weighted-average annual servicing fee rate (in basis points)	25	25	26	27
Pricing spread (1)	6.3% – 14.3%	8.5% – 12.3%	5.4% – 14.4%	6.6% – 14.4%
	(8.6%)	(9.0%)	(6.8%)	(7.6%)
Life (in years)	1.1 – 7.3	2.8 –7.3	2.6 – 6.9	2.8 – 6.9
	(6.0)	(7.1)	(6.4)	(6.7)
Annual total prepayment speed (2)	7.6% – 56.4%	8.0% – 25.4%	8.5% – 23.6%	8.8% – 27.0%
	(10.4%)	(9.5%)	(9.1%)	(9.7%)
Annual per-loan cost of servicing	$68 – $100	$68 – $68	$68 – $140	$68 – $68
	($68)	($68)	($68)	($68)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	June 30, 2014		December 31, 2013
	Range (Weighted average)
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)
Carrying value	$268,682	$46,802	$264,120	$26,452

Key inputs:
Unpaid principal balance of underlying mortgage loans	$24,639,750	$4,758,331	$23,399,612	$2,393,321
Weighted-average annual servicing fee rate (in basis points)	26	25	26	26
Weighted-average note interest rate	3.72%	4.79%	3.68%	4.78%
Pricing spread (1) (2)	6.3% –17.5%	7.6% –15.3%	6.3% –17.5%	7.3% –15.3%
	(7.4%)	(9.2%)	(6.7%)	(8.6%)
Effect on fair value of a:
5% adverse change	$(5,302)	$(827)	$(5,490)	$(488)
10% adverse change	$(10,427)	$(1,627)	$(10,791)	$(959)
20% adverse change	$(20,177)	$(3,149)	$(20,861)	$(1,855)
Weighted average life (in years)	1.1 – 7.2	2.4 – 7.2	1.3 – 7.3	2.8 – 7.3
	(6.4)	(7.0)	(6.7)	(7.2)
Prepayment speed (1) (3)	7.7% – 58.9%	8.0% – 30.6%	7.7% – 51.9%	8.0% – 20.0%
	(8.6%)	(10.2%)	(8.2%)	(8.9%)
Effect on fair value of a:
5% adverse change	$(5,495)	$(1,160)	$(5,467)	$(568)
10% adverse change	$(10,821)	$(2,277)	$(10,765)	$(1,117)
20% adverse change	$(20,993)	$(4,390)	$(20,886)	$(2,160)
Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($68)	($68)	($68)
Effect on fair value of a:
5% adverse change	$(1,761)	$(290)	$(1,695)	$(158)
10% adverse change	$(3,522)	$(580)	$(3,390)	$(316)
20% adverse change	$(7,043)	$(1,159)	$(6,780)	$(633)

(1)	The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	June 30, 2014		December 31, 2013
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Conventional:
Agency-eligible	$507,887	$485,096	$311,162	$304,749
Jumbo	96,491	93,110	34,615	35,050
Government-insured or guaranteed	304,707	288,616	112,360	107,587

	$909,085	$866,822	$458,137	$447,386

Loans pledged to secure assets sold under agreements to repurchase	$905,044		$454,210

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, IRLCs and inventory of mortgage loans acquired for sale.

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. The Company periodically includes MSRs in its hedging activities.

Beginning in the third quarter of 2013, the Company entered into Eurodollar futures, which settle daily, to economically hedge net fair value changes of a portion of fixed-rate mortgage loans at fair value held in a VIE and MBS securities at fair value and the related variable rate repurchase agreement liabilities indexed to LIBOR. The Company uses the Eurodollar futures with the intention of moderating the risk of rising market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its LIBOR-indexed variable interest rate repurchase agreement liabilities.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	June 30, 2014			December 31, 2013
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	1,291,181	$11,482	$395	557,343	$2,510	$1,261
Forward sales contracts	4,185,633	314	23,236	3,588,027	16,385	1,295
Forward purchase contracts	3,058,604	14,723	266	2,781,066	1,229	7,420
MBS put options	392,500	471	—	55,000	272	—
MBS call options	95,000	519	—	110,000	—	—
Eurodollar futures	5,562,000	—	—	8,779,000	—	—
Treasury futures	85,000	545	—	105,000	—	—
Call options on Eurodollar futures	230,000	214		—	—	—
Put options on Eurodollar futures	125,000	181	—	52,500	566	—

Total derivative instruments before netting		28,449	23,897		20,962	9,976
Netting		(13,855)	(17,550)		(12,986)	(8,015)

		$14,594	$6,347		$7,976	$1,961

Margin deposits with (collateral received from) derivatives counterparties		$3,695			$(4,971)

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans acquired for sale:

	Quarter ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	1,777,353	11,967,081	(10,685,830)	3,058,604
Forward sales contracts	2,497,960	15,282,582	(13,594,909)	4,185,633
MBS put option	235,000	290,000	(255,000)	270,000
MBS call option	—	25,000	—	25,000

	Quarter ended June 30, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	1,890,960	15,323,298	(11,802,474)	5,411,784
Forward sales contracts	3,224,190	20,418,956	(15,915,080)	7,728,066
MBS put options	225,000	1,545,000	(1,310,000)	460,000
MBS call options	350,000	1,000,000	(625,000)	725,000

	Six months ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	2,781,066	18,364,898	(18,087,360)	3,058,604
Forward sales contracts	3,463,027	24,051,521	(23,328,915)	4,185,633
MBS put option	55,000	695,000	(480,000)	270,000
MBS call option	110,000	25,000	(110,000)	25,000

	Six months ended June 30, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	2,206,539	27,765,642	(24,560,397)	5,411,784
Forward sales contracts	4,266,983	38,269,229	(34,808,146)	7,728,066
MBS put options	495,000	3,025,000	(3,060,000)	460,000
MBS call options	—	1,900,000	(1,175,000)	725,000

The Company recorded net (losses) gains on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $(28.8) million and $129.1 million for the quarters ended June 30, 2014 and 2013, respectively, and $(39.5) million and $140.1 million for the six months ended June 30, 2014 and 2013, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s MSRs:

	Quarter ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended June 30, 2014
Forward purchase contracts	—	70,000	(70,000)	—
Forward sales contracts	—	35,000	(35,000)	—
MBS put option	—	25,000	—	25,000
MBS call option	35,000	70,000	(35,000)	70,000
Treasury Future sale contracts	—	4,000	(4,000)	—
Treasury Future purchase contracts	—	4,000	(4,000)	—
Put option on Eurodollar futures	325,000	40,000	(325,000)	40,000
Call option on Eurodollar futures	90,000	130,000	(90,000)	130,000

	Six months ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Six months ended June 30, 2014
Forward purchase contracts	—	70,000	(70,000)	—
Forward sales contracts	—	60,000	(60,000)	—
MBS put option	—	25,000	—	25,000
MBS call option	—	130,000	(60,000)	70,000
Treasury Future sale contracts	—	32,800	(32,800)	—
Treasury Future purchase contracts	—	25,600	(25,600)	—
Put option on Eurodollar futures	—	365,000	(325,000)	40,000
Call option on Eurodollar futures	—	280,000	(150,000)	130,000

The Company recorded net gains (losses) on derivative financial instruments used as economic hedges of MSRs totaling $4.3 million and none for the quarters ended June 30, 2014 and 2013, respectively, and $4.2 million and $(2.0) million for the six months ended June 30, 2014 and 2013, respectively. The derivative net gains (losses) are included in Net loan servicing fees in the Company’s consolidated statements of income.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s net fair value changes of a portion of fixed-rate Mortgage loans at fair value held in a VIE and MBS securities at fair value and the related variable LIBOR rate repurchase agreement liabilities:

	Quarter ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended June 30, 2014
Eurodollar Future sale contracts	6,084,000	336,000	(858,000)	5,562,000
Eurodollar Future purchase contracts	—	400,000	(400,000)	—
Treasury Future sale contracts	75,000	113,000	(103,000)	85,000
Treasury Future purchase contracts	—	93,000	(93,000)	—
Put options on Eurodollar futures	55,000	85,000	(55,000)	85,000
Call option on Eurodollar futures	—	100,000	—	100,000
MBS put option purchase contracts	25,000	97,500	(25,000)	97,500

	Six months ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Six months ended June 30, 2014
Eurodollar Future sale contracts	8,779,000	462,000	(3,679,000)	5,562,000
Eurodollar Future purchase contracts	—	2,997,000	(2,997,000)	—
Treasury Future sale contracts	105,000	188,000	(208,000)	85,000
Treasury Future purchase contracts	—	168,000	(168,000)	—
Put options on Eurodollar futures	52,500	197,000	(164,500)	85,000
Call option on Eurodollar futures	—	100,000	—	100,000
MBS put option purchase contracts	15,000	122,500	(40,000)	97,500

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities of $8.2 million for the quarter ended June 30, 2014 and $13.8 million for the six months ended June 30, 2014. The derivative losses are included in Net gain on investments in the Company’s consolidated statements of income. The Company had no similar economic hedges in place for the quarter and six months ended June 30, 2013.

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	June 30, 2014		December 31, 2013
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed lending
Nonperforming loans	$1,546,074	$2,440,105	$1,469,686	$2,415,446
Performing loans:
Fixed interest rate	320,212	475,586	310,607	475,568
Adjustable-rate mortgage (“ARM”)/hybrid	113,271	152,158	165,327	207,553
Interest rate step-up	176,794	281,758	130,906	215,702
Balloon	150	210	139	213

	610,427	909,712	606,979	899,036

Mortgage loans held in a VIE securing asset-backed financing
Fixed interest rate jumbo	541,320	533,043	523,652	543,257

	$2,697,821	$3,882,860	$2,600,317	$3,857,739

Mortgage loans at fair value pledged to secure borrowings at period end:
Assets sold under agreements to repurchase	$2,407,512		$1,963,266

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$309		$989

Mortgage loans held in a VIE securing an asset-backed financing	$541,320		$523,652

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value:

Concentration	June 30, 2014	December 31, 2013
Portion of mortgage loans originated between 2005 and 2007	72%	72%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to-current-property-value in excess of 100%	59%	61%
Percentage of mortgage loans secured by California real estate	21%	24%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey	New York Florida New Jersey

Note 11—Mortgage Loans Under Forward Purchase Agreements at Fair Value

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

	June 30, 2014		December 31, 2013
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan type	value	balance	value	balance
	(in thousands)
Nonperforming loans	$—	$—	$177,841	$268,600
Performing loans:
Fixed	—	—	19,292	29,496
ARM/hybrid	—	—	19,510	31,933
Interest rate step-up	—	—	1,485	2,455

	—	—	40,287	63,884

	$—	$—	$218,128	$332,484

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

	June 30,	December 31,
	2014	2013
Portion of mortgage loans originated between 2005 and 2007	—	72%
Percentage of mortgage loans secured by California real estate	—	25%
Additional states contributing 5% or more of mortgage loans		New Jersey
		Washington
		New York
		Maryland

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$172,987	$84,487	$138,942	$88,078
Purchases	—	—	3,049	—
Transfers from mortgage loans at fair value and advances	105,245	37,117	174,147	68,803
Transfers from REO under forward purchase agreements	12,645	—	12,737	—
Results of REO:
Valuation adjustments, net	(8,865)	(4,978)	(17,273)	(11,067)
Gain on sale, net	3,590	3,049	5,772	5,885

	(5,275)	(1,929)	(11,501)	(5,182)
Proceeds from sales	(45,131)	(30,993)	(76,903)	(63,017)

Balance at end of period	$240,471	$88,682	$240,471	$88,682

At period end:
REO pledged to secure assets sold under agreements to repurchase	$76,258	$9,253

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$31,426	$43,131

Note 13—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$13,890	$—	$9,138	$—
Purchases	29	—	68	—
Transfers from mortgage loans under forward purchase agreements at fair value and advances	2,542	89	9,369	89
Transfers to REO	(12,646)	—	(12,737)	—
Results of REO under forward purchase agreements:
Valuation adjustments, net	(294)	—	(779)	—
Gain on sale, net	222	—	306	—

	(72)	—	(473)	—
Proceeds from sales	(3,743)	—	(5,365)	—

Balance at end of period	$—	$89	$—	$89

At June 30, 2014, the entire balance of REO under forward purchase agreements was subject to borrowings under forward purchase agreements.

Note 14—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$36,181	$1,305	$26,452	$1,346
Additions:
Purchases	—	186	—	186
MSRs resulting from loan sales	15,385	77	27,142	104

Total additions	15,385	263	27,142	290

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model(1)	(3,636)	312	(4,868)	302
Other changes in fair value(2)	(1,128)	(52)	(1,924)	(110)

	(4,764)	260	(6,792)	192

Sales	—	—	—	—

Balance at end of period	$46,802	$1,828	$46,802	$1,828

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amortized Cost:
Balance at beginning of period	$268,450	$184,197	$266,697	$132,977
Additions:
MSRs resulting from loan sales	13,356	50,978	22,474	107,167
Purchases	—	—	—	—

	13,356	50,978	22,474	107,167

Sales	—	—	—	—
Amortization	(7,696)	(6,263)	(15,061)	(11,232)
Application of valuation allowance to write down
MSRs with other-than temporary impairment	—	—	—	—

Balance at end of period	274,110	228,912	274,110	228,912

Valuation Allowance:
Balance at beginning of period	(3,204)	(5,061)	(2,577)	(7,547)
(Additions) reversals	(2,224)	1,222	(2,851)	3,708
Application of valuation allowance to write down
MSRs with other-than temporary impairment	—	—	—	—

Balance at end of period	(5,428)	(3,839)	(5,428)	(3,839)

MSRs, net	$268,682	$225,073	$268,682	$225,073

Fair value at end of period	$289,226	$242,104	$289,226	$242,104

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its June 30, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

Estimated MSR
Year ended June 30,	amortization
(in thousands)
2015	$27,836
2016	27,188
2017	25,767
2018	24,080
2019	22,044
Thereafter	147,195

Total	$274,110

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Contractually-specified servicing fees	$18,234	$11,534	$35,051	$20,471

Note 15— Assets Sold Under Agreements to Repurchase at Fair Value

Following is a summary of financial information relating to assets sold under agreements to repurchase at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.20%	2.45%	2.21%	2.57%
Average balance	$2,253,127	$1,385,350	$2,025,678	$1,304,010
Total interest expense	$15,143	$10,814	$27,682	$21,526
Maximum daily amount outstanding	$2,814,572	$2,108,956	$2,587,434	$2,108,956
Period end:
Balance	$2,701,755	$2,039,605
Weighted-average interest rate	2.09%	2.16%
Available borrowing capacity:
Committed	$344,923	$1,242,189
Uncommitted	$828,885	$50,000

	$1,173,808	$1,292,189

Margin deposits placed with counterparties	$4,469	$19,755
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$198,899	$—
Mortgage loans acquired for sale at fair value	$905,044	$1,305,009
Mortgage loans at fair value	$2,407,821	$1,252,561
Real estate acquired in settlement of loans	$107,684	$52,384

	$3,619,448	$2,609,954

(1)	Excludes the amortization of commitment fees and issuance costs of $2.6 million and $5.2 million for the quarter and six months ended June 30, 2014 and $2.3 million and $4.7 million for the quarter and six months ended June 30, 2013, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by maturity date:

Remaining Maturity at June 30, 2014	Balance
(in thousands)
Within 30 days	$393,215
Over 30 to 90 days	899,290
Over 90 days to 180 days	820,116
Over 180 days to 1 year	589,134

$2,701,755

Weighted average maturity (in months)	3.4

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2014:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale Weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$238,695	September 20, 2014	October 31, 2014
Bank of America, N.A.	$55,314	September 12, 2014	January 30, 2015
Morgan Stanley	$10,832	August 20, 2014	December 18, 2014
The Royal Bank of Scotland Group	$80,264	—	February 17, 2015
Citibank, N.A.	$539,745	—	July 24, 2014

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Daiwa Capital Markets America, Inc	$7,412	August 2, 2014
Credit Suisse First Boston Mortgage Capital LLC	$4,770	July 15, 2014
Bank of America, N.A.	$2,401	July 15, 2014

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Operating Partnership of $700 million (net worth was $1.6 billion, which includes PennyMac Holdings, LLC “PMH” and PennyMac Corp. (“PMC”)), PMH of $250 million (net worth was $762.4 million), and PMC of $150 million (net worth was $345.4 million). These tangible net worth requirements limit the subsidiaries’ abilities to transfer funds to the Company.

Note 16—Asset-backed Secured Financing of the Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed secured financing of the variable interest entity:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Period end:
Balance	$170,201	$—
Interest rate	3.50%	—
During the period:
Weighted-average balance	$165,495	$—	$166,190	$—
Interest expense	$1,561	$—	$3,178	$—
Weighted-average effective interest rate	3.73%	—	3.80%	—

The Asset-backed secured financing of the variable interest entity is a non-recourse liability and secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 17—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Notes due May 1, 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of the Company at a rate of 33.5733 common shares per $1,000 principal amount of the Notes, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 as provided in the related indenture.

Following is financial information relating to the Notes:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Period end:
Balance	$250,000	$250,000
Unamortized issuance costs (1)	$6,388	$7,281
Interest rate	5.38%	5.38%
During the period:
Weighted-average balance	$250,000	$170,330	$250,000	$85,635
Interest expense (2)	$3,588	$2,384	$7,172	$2,384

(1)	Unamortized issuance costs are included in Other assets in the consolidated balance sheets.
(2)	Total interest expense includes amortization of debt issuance costs of $228,000 and $453,000 during the quarter and six months ended June 30, 2014, respectively, and $144,000 during the quarter and six months ended June 30, 2013.

Note 18—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Period end:
Balance	$—	$244,047
Interest rate	0.00%	3.00%
Fair value of underlying loans and REO	$—	$242,621
During the period:
Weighted-average effective interest rate	2.82%	3.00%	2.84%	3.00%
Weighted-average balance	$109,793	$33,097	$165,471	$16,640
Interest expense	$783	$251	$2,364	$251
Maximum daily amount outstanding	$226,847	$244,047	$226,847	$244,047

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$10,854	$6,231	$10,110	$4,441
Provision for losses	1,022	1,437	1,766	3,227
Incurred losses	—	—	—	—

Balance, end of period	$11,876	$7,668	$11,876	$7,668

Following is a summary of the Company’s repurchase activity:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Unpaid principal balance of mortgage loans repurchased	$2,623	$292	$4,411	$1,208
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$1,922	$394	$2,811	$1,104
At end of period:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$19,805	$824
Unpaid principal balance of mortgage loans subject to representations and warranties	$29,806,058	$19,829,437

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2014, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

June 30, 2014
(in thousands)
Commitments to purchase mortgage loans:
Correspondent production	$1,443,612

Note 21—Shareholders’ Equity

At June 30, 2014, the Company had approximately $115.0 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM. During the six months ended June 30, 2014, the Company sold a total of 3,447,022 of its common shares at a weighted average price of $23.92 per share, providing net proceeds to the Company of approximately $81.6 million, net of sales commissions of $889,000.

At June 30, 2013, the Company had approximately $197.5 million available for issuance under its ATM Equity Offering Sales AgreementSM. The Company did not sell any common shares under its ATM Equity OfferingSM Sales Agreement during the six months ended June 30, 2013.

Note 22—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds, net	$(3,173)	$(71,706)	$(6,067)	$(98,952)
Hedging activities	(18,749)	32,092	(22,299)	45,705

	(21,922)	(39,614)	(28,366)	(53,247)
Non cash gain:
Receipt of MSRs in loan sale transactions	28,741	51,055	49,616	107,271
Provision for losses relating to representations and warranties provided in loan sales	(1,022)	(1,437)	(1,766)	(3,227)
Change in fair value relating to IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	7,816	(28,020)	9,838	(36,446)
Mortgage loans	6,660	(34,572)	8,073	(36,994)
Hedging derivatives	(10,051)	97,026	(17,202)	96,360

	4,425	34,434	709	22,920

	$10,222	$44,438	$20,193	$73,717

Note 23—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income:
Short-term investments	$172	$57	$324	$88
Mortgage-backed securities	1,961	—	3,722	—
Mortgage loans acquired for sale at fair value	5,574	9,292	9,199	15,615
Mortgage loans at fair value	36,231	17,052	65,012	27,549
Mortgage loans under forward purchase agreements at fair value	1,430	260	3,584	260
Excess servicing spread purchased from PFSI, at fair value	3,138	—	6,001	—
Other	12	136	22	160

	48,518	26,797	87,864	43,672

Interest expense:
Assets sold under agreements to repurchase	15,143	10,814	27,682	21,526
Borrowings under forward purchase agreements	783	251	2,363	251
Asset-backed secured financing	1,561	—	3,178	—
Exchangeable senior notes	3,587	2,384	7,171	2,384
Other	791	695	1,246	1,219

	21,865	14,144	41,640	25,380

Net interest income	$26,653	$12,653	$46,224	$18,292

Note 24—Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$1,467	$—	$2,176	$—
Mortgage loans	84,379	46,834	131,935	110,814
Asset-backed secured financing	(5,175)	—	(7,954)	—
Excess servicing spread purchased from PFSI, at fair value	(7,537)	—	(10,438)	—

	$73,134	$46,834	$115,719	$110,814

Note 25—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Servicing fees (1)	$19,156	$12,307	$36,688	$22,724
MSR recapture fee receivable from PFSI	1	367	9	499
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(7,697)	(6,264)	(15,061)	(11,232)
(Provision for) reversal of impairment	(2,224)	1,222	(2,851)	3,707
Carried at fair value - change in fair value	(4,764)	260	(6,792)	193
Gains (losses) on hedging derivatives	4,286	—	4,186	(1,988)

	(10,399)	(4,782)	(20,518)	(9,320)

Net loan servicing fees	$8,758	$7,892	$16,179	$13,903

(1)	Includes contractually specified servicing and ancillary fees.

Note 26—Share-Based Compensation Plans

On June 30, 2014 and 2013, the Company had one share-based compensation plan. The Company recognized compensation expense, which includes dividend equivalents paid to unvested restricted share unit holders, of $1.6 million and $1.3 million for the three and six months ended June 30, 2014, respectively, and $4.1 million and $3.0 million, for the three and six months ended June 30, 2013, respectively. The Company issued 300,131 and 250,948 restricted share units with a grant date fair value of $6.0 million and 5.2 million for the quarter and six months ended June 30, 2014 and 2013, respectively, and had vestings of 149,529 and 87,154 units during the quarter ended June 30, 2014 and 2013, respectively, and 230,216 and 172,923 units during the six months ended June 30, 2014 and 2013, respectively.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Common overhead allocation from PFSI	$2,638	$2,974	$5,216	$5,266
Servicing and collection costs	3,114	(30)	3,745	333
Loan origination	397	1,468	435	2,446
Insurance	252	218	491	429
Technology	227	235	474	354
Other expenses	526	706	860	1,689

	$7,154	$5,571	$11,221	$10,517

Note 28—Income Taxes

The Company had a tax benefit of $1.9 million and $3.5 million for the quarter and six months ended June 30, 2014 and a tax expense of $13.4 million and $16.1 million for the quarter and six months ended June 30, 2013. The Company’s effective tax rate was (2.6)% and (3.2)% for the quarter and six months ended June 30, 2014 compared to 19.8% and 13.0% for the same periods in 2013. The decrease in the Company’s effective tax rate for such periods is due primarily to a loss in the Company’s taxable REIT subsidiary for the quarter and six months ended June 30, 2014 compared to income in that entity for the same periods in 2013. The primary difference between the Company’s effective tax rate and the statutory tax rate is non-taxable REIT income resulting from the deduction for dividends paid.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 29—Segments and Related Information

The Company has two segments: correspondent production and investment activities.

•	The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of MBS, using the services of PFSI.

Most of the loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities such as Fannie Mae and Freddie Mac or through government agencies such as Ginnie Mae.

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Quarter ended June 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$10,222	$—	$—	$10,222
Net gain on investments	—	73,134	—	73,134
Interest income	5,585	44,434	(1,501)	48,518
Interest expense	(4,881)	(18,485)	1,501	(21,865)

	704	25,949	—	26,653
Net loan servicing fees	—	8,758		8,758
Other investment income (loss)	4,485	(2,696)	—	1,789

	15,411	105,145	—	120,556

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	12,749	22,776	—	35,525
Other	265	11,462	—	11,727

	13,014	34,238	—	47,252

Pre-tax income	$2,397	$70,907	$—	$73,304

Total assets at period end	$927,849	$3,941,896	$—	$4,869,745

Quarter ended June 30, 2013	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$44,438	$—	$—	$44,438
Net gain on investments	—	46,834	—	46,834
Interest income	9,291	19,260	(1,754)	26,797
Interest expense	(7,536)	(8,362)	1,754	(14,144)

	1,755	10,898	—	12,653
Net loan servicing fees	—	7,892		7,892
Other investment income (loss)	4,752	(1,016)	—	3,736

	50,945	64,608	—	115,553

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	22,773	16,523	—	39,296
Other	69	8,279	—	8,348

	22,842	24,802	—	47,644

Pre-tax income	$28,103	$39,806	$—	$67,909

Total assets at period end	$1,384,084	$2,260,883	$(201,583)	$3,443,384

Six months ended June 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$20,193	$—	$—	$20,193
Net gain on investments	—	115,719	—	115,719
Interest income	9,220	81,032	(2,388)	87,864
Interest expense	(8,536)	(35,492)	2,388	(41,640)

	684	45,540	—	46,224
Net loan servicing fees	—	16,179	—	16,179
Other investment income (loss)	6,841	(8,005)	—	(1,164)

	27,718	169,433	—	197,151

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	21,821	45,271	—	67,092
Other	353	20,114	—	20,467

	22,174	65,385	—	87,559

Pre-tax income	$5,544	$104,048	$—	$109,592

Total assets at period end	$927,849	$3,941,896	$—	$4,869,745

Six months ended June 30, 2013	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$73,717	$—	$—	$73,717
Net gain on investments	—	110,814	—	110,814
Interest income	15,615	29,852	(1,795)	43,672
Interest expense	(13,224)	(13,951)	1,795	(25,380)

	2,391	15,901	—	18,292
Net loan servicing fees	—	13,903	—	13,903
Other investment income (loss)	10,225	(3,582)	—	6,643

	86,333	137,036	—	223,369

Expenses:
Loan fulfillment, Servicing and Management fees payable to PennyMac Financial Services, Inc.	48,227	30,247	3,284 (1)	81,758
Other	1,123	16,644	—	17,767

	49,350	46,891	3,284	99,525

Pre-tax income	$36,983	$90,145	$(3,284)	$123,844

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Note 30—Supplemental Cash Flow Information

	Six months ended June 30,
	2014	2013
	(in thousands)
Cash paid for interest	$50,926	$25,543
Income tax (refund) payment	$(6,775)	$962
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$174,147	$68,627
Purchase of mortgage loans financed through forward purchase agreements	$1,386	$243,096
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$205,903	$—
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$9,369	$—
Receipt of MSRs as proceeds from sales of loans	$49,616	$107,271
Purchase of REO financed through forward purchase agreements	$68	$89
Receipt of ESS pursuant to recapture agreement with PFSI	$3,475	$—
Transfer of REO under forward purchase agreements to REO	$12,737	$—
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$1,386	$243,096
Purchase of REO financed through forward purchase agreements	$68	$89
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$2,123	$16,350
Dividends payable	$43,743	$—

Note 31—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $55.0 million and $23.4 million, respectively. Management believes that PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of June 30, 2014.

Note 32—Recently Issued Accounting Pronouncements

In June of 2014, the FASB issued Accounting Standards Update No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (the “Update”) to the Transfers and Servicing topic of its Accounting Standards Codification. The amendments in the Update require two accounting changes. First, the amendments in the Update change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

The amendments in the Update require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. The Update also specifies certain disclosure requirements for those transactions outstanding at the reporting date and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions, the transferor is required to make certain disclosures by type of transaction. The adoption of the Update is not expected to have a material effect on the Company’s consolidated financial statements.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On July 9, 2014, the Company, through the Operating Partnership and PMC, entered into a Master Repurchase Agreement with Bank of America, N.A. (“BANA”), pursuant to which the Operating Partnership may sell to BANA, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $550 million, $350 million of which is committed (the “Loan Repo Facility”). Under the terms of the agreement, the Loan Repo Facility is committed to January 30, 2015, and the obligations of the Operating Partnership are fully guaranteed by the Company.

•	On July 9, 2014, the Company, through PMC, entered into an amendment to its Master Repurchase Agreement, dated November 7, 2011, by and among BANA, PMC, the Company and the Operating Partnership (the “Repurchase Agreement”). Under the terms of the Repurchase Agreement, PMC may sell to, and later repurchase from, BANA newly originated residential mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization. Pursuant to the terms of the amendment, BANA and PMC agreed that they would not enter into any new transactions and that BANA would no longer be committed to enter into any additional transactions under the Repurchase Agreement. The purpose of the amendment was to wind down the Repurchase Agreement and transfer all financing activity thereunder from the Repurchase Agreement to the Loan Repo Facility described above.

•	All agreements to repurchase assets that matured between June 30, 2014 and the date of this Report were extended or renewed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage assets and mortgage-related assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”).

We are externally managed by PCM, an indirect subsidiary of PFSI and an investment adviser that specializes in and focuses on residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS, an indirect subsidiary of PFSI.

During the quarter and six months ended June 30, 2014, we purchased loans with fair values totaling $7.3 billion and $12.3 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”), through the Federal Housing Administration (“FHA”) or insured or guaranteed by the Veterans Administration (“VA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $1.1 million and $2.0 million, recorded in Net gain on mortgage loans acquired for sale, relating to $4.0 billion and $7.1 billion of loans at fair value we sold to PLS for the quarter and six months ended June 30, 2014, compared to $1.3 million and $2.4 million relating to $4.7 billion and $8.3 billion of fair value loans we sold to PLS for the quarter and six months ended June 30, 2013, respectively.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and six months ended June 30, 2014, we acquired distressed mortgage loans with fair values totaling $27.2 million and $287.5 million, and we received proceeds from sales, liquidation, and payoffs from our portfolio of distressed mortgage loans and REO totaling $191.1 million and $476.6 million, respectively.

We supplement these activities through participation in other mortgage-related activities, including:

•	Acquisition of MSRs or ESS from MSRs. We believe that MSR and ESS investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to improve the assets’ value. During the quarter and six months ended June 30, 2014, we purchased ESS with a fair value totaling $52.9 million and $73.4 million, respectively.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the quarter and six months ended June 30, 2014, we retained MSRs with a fair value at initial recognition totaling $28.7 million and $49.6 million, respectively, compared to $51.1 million and $107.3 million during the quarter and six months ended June 30, 2013.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated loans.

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

A portion of our activities, including our correspondent production business, is conducted in a taxable REIT subsidiary (“our TRS”), which is subject to corporate federal and state income taxes. Accordingly, we make a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During the second quarter of 2014, real U.S. gross domestic product expanded at an annual rate of 4.0% compared to a revised 2.1% decrease for the first quarter of 2014 and a 2.5% increase for the second quarter of 2013. The national unemployment rate was 6.1% at June 30, 2014 and compares to a revised seasonally adjusted rate of 7.5% at June 30, 2013 and 6.7% at March 31, 2014. While delinquency rates on residential real estate loans continue to decrease, they remain elevated compared to historical rates. As reported by the Federal Reserve Bank, during the first quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 7.8%, a reduction from 9.7% during the first quarter of 2013.

The seasonally adjusted annual rate of existing home sales for June 2014 was 2.3% lower than for June 2013 and the national median existing home price for all housing types was $223,300, a 4.3% increase from June 2013. On a national level, foreclosure filings during the second quarter of 2014 decreased by 19% as compared to the second quarter of 2013. Foreclosure activity across the country is on a decreasing trend; however, it is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from a low of 4.16% to a high of 4.34% during the second quarter of 2014. During the second quarter of 2013, thirty-year fixed mortgage interest rates ranged from a low of 3.45% to a high of 4.07% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

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

Mortgage lenders originated an estimated $295 billion of home loans during the quarter ended June 30, 2014, down 52.9% from the quarter ended June 30, 2013. Mortgage originations are forecast to continue to decline, with current industry estimates for 2014 totaling $1.2 trillion compared to $1.9 trillion for 2013 (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In recent periods, we have seen increased competition from new and existing market participants in our correspondent production business, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our gains on mortgage loans acquired for sale. During the first several months of 2013, gains on mortgage loans acquired for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages in 2014.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans. Pricing for non-Agency AAA rated bonds has steadily improved since the beginning of the year, however liquidity is fairly limited. During the six months ended June 30, 2014, prime jumbo MBS issuance totaled $2.1 billion in unpaid principal balance compared to $7.9 billion during the six months ended June 30, 2013. During the six months ended June 30, 2014, we produced approximately $93.4 million in unpaid principal balance (“UPB”) of jumbo loans, compared to $115.5 million in UPB of jumbo loans produced during the six months ended June 30, 2013.

Our Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the second quarter of 2014, our Manager reviewed 57 mortgage loan pools with UPB totaling approximately $18.2 billion. This compares to our Manager’s review of 36 mortgage loan pools with unpaid principal balances totaling approximately $11.1 billion and one pool of real estate acquired in settlement of loans totaling approximately $108 million during the second quarter of 2013. During the quarter and six months ended June 30, 2014, we acquired distressed loans with fair value totaling $27.2 million and $287.5 million, respectively, and $242.7 million and $443.2 million during the same periods in 2013. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands except per share amounts)
Net investment income	$120,556	$115,553	$197,151	$223,369

Income before provision for income taxes by segment:
Correspondent production	$2,397	$28,103	$5,544	$36,983
Investment activities	70,907	39,806	104,048	90,145
Other (1)	—	—	—	(3,284)

	$73,304	$67,909	$109,592	$123,844

Net income	$75,211	$54,497	$113,084	$107,793
Earnings per share:
Basic	$1.01	$0.92	$1.54	$1.81
Diluted	$0.93	$0.86	$1.44	$1.75
Dividends per share:
Declared	$0.59	$0.57	$1.18	$1.14
Paid	$0.59	$0.57	$1.18	$1.14
Investment activities:
Distressed mortgage loans and REO:
Purchases	$27,233	$243,198	$287,520	$443,671
Cash proceeds from liquidation activities	$200,764	$104,814	$486,324	$198,259
MBS:
Purchases	$19,638	$—	$19,638	$—
Cash proceeds from repayment and sales	$3,441	$—	$5,419	$—
ESS:
Purchases from PFSI	$52,867	$—	$73,393	$—
Cash proceeds from repayments	$9,081	$—	$16,494	$—

Per share prices during the period:
High	$24.15	$26.07	$24.44	$28.73
Low	$20.78	$19.17	$20.78	$16.75
At period end	$21.94	$22.95	$21.94	$19.73
At period end:
Total assets	$4,869,745	$3,443,384
Book value per share	$21.27	$21.06

(1)	Represents corporate absorption of fulfillment fees for transition adjustment relating to the amended and restated mortgage banking and warehouse services agreement effective February 1, 2013.

During the quarter and six months ended June 30, 2014, we recorded net income of $75.2 million and $113.1 million, or $0.93 and $1.44 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2014 reflects net gains on our investments in financial instruments (comprised of net gain on investments and net gain on mortgage loans acquired for sale) totaling $83.4 million and $135.9 million, including $63.7 million and $96.9 million of valuation gains on mortgage loans at fair value, and mortgage loans under forward purchase agreements at fair value. These gains were supplemented by $26.7 million and $46.2 million of net interest income, respectively. During the quarter and six months ended June 30, 2014, we purchased $7.3 billion and $12.3 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $10.2 million and $20.2 million. At June 30, 2014, we held mortgage loans acquired for sale with fair values totaling $909.1 million, including $304.7 million that were pending sale to PLS.

During the quarter and six months ended June 30, 2013, we recorded net income of $54.5 million and $107.8 million, or $0.86 and $1.75 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2013 reflects net gains on our investments in financial instruments totaling $91.3 million and $184.5 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $38.8 million and $94.4 million of valuation gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value. These gains were supplemented by $12.7 million and $18.3 million of net interest income. During the quarter and six months ended June 30, 2013, we purchased $8.9 billion and $17.8 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $44.4 million and $73.7 million, respectively. At June 30, 2013, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, including $290.6 million that were pending sale to PLS.

Our net income increased during the quarter and six months ended June 30, 2014 due to increased pretax income in our investment activities segment partially offset by decreased pre-tax income in our correspondent production segment. In our investment activities, our average investment portfolio was approximately $3.1 billion and $3.0 billion during the quarter and six months ended June 30, 2014, an increase of $1.8 billion, or 136%, and $1.8 billion, or 141%, over the quarter and six months ended June 30, 2013, respectively. During the quarter and six months ended June 30, 2014, we recognized net investment income totaling approximately $105.1 million and $169.4 million in our investment activities segment, an increase of $40.5 million, or 63%, and $32.4 million, or 24%, from the quarter and six months ended June 30, 2013. During the quarter and six months ended June 30, 2013, we recognized net investment income totaling approximately $64.6 million and $137.0 million, respectively.

In our correspondent production activities, we received proceeds of $2.8 billion and $4.8 billion during the quarter and six months ended June 30, 2014, from the sale of mortgage loans to nonaffiliates and issued $3.8 billion and $6.0 billion of IRLCs relating to Agency and jumbo mortgage loans, a decrease of $1.8 billion, or 32% and $3.9 billion, or 39%, from the same period in 2013. During 2014, rising interest rates negatively affected demand for mortgage loans as well as increased competition in the mortgage market, reducing both the volume of loans we purchased and the margins on our net gain on mortgage loans acquired for sale. As a result, we sold fewer loans during 2014 as compared to 2013, and our net gain on loans acquired for sale decreased by $34.2 million, or 77% and $53.5 million, or 73% during the quarter and six months ended June 30, 2014.

Net Investment Income

During the quarter and six months ended June 30, 2014, we recorded net investment income of $120.6 million and $197.2 million, respectively, comprised primarily of net gain on investments of $73.1 million and $115.7 million, supplemented by $26.7 million and $46.2 million of net interest income, $10.2 million and $20.2 million of net gain on mortgage loans acquired for sale, $8.8 million and $16.2 million of net loan servicing fees, and $4.5 million and $6.8 million of loan origination fees, partially offset by $5.3 million and $12.0 million of losses from results of REO, respectively. This compares to net investment income of $115.6 million and $223.4 million recognized during the quarter and six months ended June 30, 2013, comprised primarily of net gains on investments of $46.8 million and $110.8 million supplemented by gain on sale of loans acquired for sale of $44.4 million and $73.7 million, $12.7 million and $18.3 million of net interest income, $4.8 million and $10.2 million of loan origination fees and $7.9 million and $13.9 million of net loan servicing fees, partially offset by $1.9 million and $5.2 million from results of REO, respectively.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our mortgage loan investments (which include mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value), a substantial portion of the income we record with respect to such loans results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, and the related derivatives we use to hedge such assets and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to mortgage loans held in a VIE, as well as non-cash fair value adjustments relating to MSRs and ESS.

The amounts of non-cash fair value and interest income adjustments are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	$6,660	$(34,572)	$8,073	$(36,994)
IRLCs	7,816	(28,020)	9,838	(36,446)
Hedging derivatives	(10,051)	97,026	(17,202)	96,360

	4,425	34,434	709	22,920

Net interest income
Capitalization of interest pursuant to mortgage loan modifications	17,883	6,584	30,353	11,814
Accrual of unearned discounts relating to loans held in a variable interest entity	223	—	553	—

	18,106	6,584	30,906	11,814

Net gain (loss) on investments
Mortgage-backed securities:
Agency	4,081	—	6,734	—
Non Agency	184	—	184	—
Mortgage loans:
at fair value	72,871	39,484	115,951	95,100
at fair value under forward purchase agreements	1,842	(690)	463	(690)

	74,713	38,794	116,414	94,410
ESS	(7,537)	—	(10,438)	—

	71,441	38,794	112,894	94,410

Net loan servicing fees - MSR valuation adjustments	(5,860)	1,534	(7,720)	4,010

	$88,112	$81,346	$136,789	$133,154

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occur on such loans, generally after they are modified, or upon the sale of the property securing a mortgage loan that has been settled through acquisition of the property securing the loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

Cash flows and gains from liquidation of distressed mortgage loan investments and REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds	$191,129	$104,351	$476,584	$198,259
Accumulated net gains (1)	$30,809	$11,844	$87,024	$19,884
Net gains on liquidation (2)	$13,694	$11,088	$22,707	$22,289

Average investment in mortgage loans and REO	$2,785,185	$1,272,947	$2,727,750	$1,264,067

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The increase in net investment income during the quarter ended June 30, 2014, as compared to the quarter ended June 30, 2013, primarily reflects the increase in net fair value gains in our investments in mortgage loans at fair value partially offset by reductions in net gain on mortgage loans acquired for sale during 2014 as compared to 2013. Increases in gain on our investments in mortgage loans are due primarily to portfolio growth and observed increased marketplace demand for performing mortgage loans in our investment portfolio, partially tempered by an increase in the projected loss severity for long-held severely delinquent loans.

The decrease in gains on mortgage loans acquired for sale is due to both the decrease in volume of mortgage loans sold and reduced margin on the loans sold as a result increasing competition as well as to the generally rising interest rate environment that prevailed during the quarter and six months ended June 30, 2014 when compared to the same periods in 2013.

Net Gain on Mortgage Loans Acquired for Sale

Our net gains on mortgage loans acquired for sale are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Cash gain (loss):
Sales proceeds, net	$(3,173)	$(71,706)	$(6,067)	$(98,952)
Hedging activities	(18,749)	32,092	(22,299)	45,705

	(21,922)	(39,614)	(28,366)	(53,247)
Non cash gain:
Receipt of MSRs in loan sale transactions	28,741	51,055	49,616	107,271
Provision for losses relating to representations and warranties provided in loan sales	(1,022)	(1,437)	(1,766)	(3,227)
Change in fair value relating to IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	7,816	(28,020)	9,838	(36,446)
Mortgage loans	6,660	(34,572)	8,073	(36,994)
Hedging derivatives	(10,051)	97,026	(17,202)	96,360

	4,425	34,434	709	22,920

	$10,222	$44,438	$20,193	$73,717

Notional (Loan) amount of IRLCs issued	$3,784,024	$5,543,256	$6,015,404	$9,893,621
Purchases of mortgage loans acquired for sale
At fair value	$7,302,157	$8,904,708	$12,345,381	$17,753,860
Unpaid principal balance	$6,986,131	$8,585,531	$11,815,719	$17,111,151
Proceeds from sales of mortgage loans acquired for sale:
Cash:
Sales to nonaffiliated investors	$2,763,138	$3,909,743	$4,789,444	$9,044,479
Sales of government-insured and guaranteed loans to PFSI	3,955,329	4,733,767	7,085,859	8,282,163

	$6,718,467	$8,643,510	$11,875,303	$17,326,642

Increase (decrease) in gain on mortgage loans acquired for sale due to:
Change in fair value of IRLCs	$35,836	$(36,645)	$46,284	$(43,608)
Change in volume of loans sold	(16,376)	25,223	(35,437)	73,574
Change in gain margin	(53,452)	36,926	(64,029)	10,677
Change in sourcing fees received from PFSI	(224)	888	(342)	1,658

	$(34,216)	$26,392	$(53,524)	$42,301

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The change in our cash loss on mortgage loans acquired for sale during the quarter ended June 30, 2014 reflects the decreased volume of mortgage loan sales during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013 as a result of reductions in the size of the mortgage market resulting from rising interest rates beginning in the second half of 2013.

We recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the loan. In the course of our correspondent production activities, we make contractual commitments to correspondent lenders to purchase loans at specified terms. We call these commitments interest rate lock commitments, or IRLCs. We recognize the value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value of such IRLCs as the loan approaches the point of purchase or the transaction is canceled.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the loans and the probability that the mortgage loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range (Weighted average)
Key inputs	June 30, 2014	December 31, 2013
Pull-through rate	49.0% - 98.0%	64.8% - 98.0%
	(81.6%)	(86.4%)
MSR value expressed as:
Servicing fee multiple	1.7 - 5.0	1.4 - 5.1
	(3.9)	(4.1)
Percentage of unpaid principal balance	0.4% - 1.3%	0.4% - 1.3%
	(1.0%)	(1.0%)

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

Following are the key inputs used in estimating the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2014		2013
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$13,356	$15,385	$50,978	$77
Unpaid principal balance of underlying mortgage loans	$1,244,538	$1,458,400	$3,840,110	$27,346
Weighted-average annual servicing fee rate (in basis points)	25	25	28	27
Pricing spread (1)	6.3% – 14.3%	8.5% – 10.3%	5.4% – 13.5%	6.6% - 11.9%
	(8.7%)	(9.1%)	(6.5%)	(7.5%)
Life (in years)	1.3 – 7.3	3.2 – 7.3	2.6 – 6.9	6.3 - 6.9
	(6.1)	(7.1)	(6.4)	(6.8)
Annual total prepayment speed (2)	7.6% – 50.9%	8.1% – 25.4%	8.5% – 23.6%	8.8% - 13.6%
	(10.4%)	(9.6%)	(9.1%)	(9.3%)
Annual per-loan cost of servicing	$68 – $100	$68 – $68	$68 – $140	$68 - $68
	($68)	($68)	($68)	($68)

	Six months ended June 30,
	2014		2013
	Range (Weighted average)
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$22,474	$27,142	$107,167	$104
Unpaid principal balance of underlying mortgage loans	$2,095,087	$2,550,114	$8,843,667	$29,946
Weighted-average annual servicing fee rate (in basis points)	25	25	26	27
Pricing spread (1)	6.3% – 14.3%	8.5% – 12.3%	5.4% – 14.4%	6.6% - 14.4%
	(8.6%)	(9.0%)	(6.8%)	(7.6%)
Life (in years)	1.1 – 7.3	2.8 – 7.3	2.6 - 6.9	2.8 - 6.9
	(6.0)	(7.1)	(6.4)	(6.7)
Annual total prepayment speed (2)	7.6% – 56.4%	8.0% – 25.4%	8.5% – 23.6%	8.8% - 27.0%
	(10.4%)	(9.5%)	(9.1%)	(9.7%)
Annual per-loan cost of servicing	$68 - $100	$68 - $68	$68 – $140	$68 - $68
	($68)	($68)	($68)	($68)

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”).

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

Following is a summary of the repurchase activity and unpaid principal balance of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Unpaid principal balance of mortgage loans repurchased	$2,623	$292	$4,411	$1,208
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$1,922	$394	$2,811	$1,104
At end of period:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$19,805	$824
Unpaid principal balance of mortgage loans subject to representations and warranties	$29,806,058	$19,829,437

During the quarter and six months ended June 30, 2014, we repurchased mortgage loans with unpaid principal balances totaling $2.6 million and $4.4 million, respectively, and incurred no losses relating to such repurchases primarily as a result of our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase.

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

Following is a summary of our liability for representations and warranties in the consolidated balance sheets:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$10,854	$6,231	$10,110	$4,441
Provision for losses	1,022	1,437	1,766	3,227
Incurred losses	—	—	—	—

Balance, end of period	$11,876	$7,668	$11,876	$7,668

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

Our hedging activities relating to correspondent production primarily involve forward sales and purchases of our IRLCs and mortgage loans acquired for sale as well as purchases of put and call MBS options.

Following is a summary of the notional activity in our hedging derivatives for our investment activities related to our IRLCs and inventory of mortgage loans acquired for sale:

	Quarter ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	1,777,353	11,967,081	(10,685,830)	3,058,604
Forward sales contracts	2,497,960	15,282,582	(13,594,909)	4,185,633
MBS put option	235,000	290,000	(255,000)	270,000
MBS call option	—	25,000	—	25,000

	Quarter ended June 30, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	1,890,960	15,323,298	(11,802,474)	5,411,784
Forward sales contracts	3,224,190	20,418,956	(15,915,080)	7,728,066
MBS put options	225,000	1,545,000	(1,310,000)	460,000
MBS call options	350,000	1,000,000	(625,000)	725,000

	Six months ended June 30, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	2,781,066	18,364,898	(18,087,360)	3,058,604
Forward sales contracts	3,463,027	24,051,521	(23,328,915)	4,185,633
MBS put option	55,000	695,000	(480,000)	270,000
MBS call option	110,000	25,000	(110,000)	25,000

	Six months ended June 30, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	2,206,539	27,765,642	(24,560,397)	5,411,784
Forward sales contracts	4,266,983	38,269,229	(34,808,146)	7,728,066
MBS put options	495,000	3,025,000	(3,060,000)	460,000
MBS call options	—	1,900,000	(1,175,000)	725,000

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The decrease in fees during 2014 compared to 2013 is due to a decrease in production volume.

Net Gain on Investments

During the quarter and six months ended June 30, 2014, we recognized net gains on MBS, mortgage loans and ESS totaling $73.1 million and $115.7 million, respectively. This compares to recognized net gains on investments totaling $46.8 million and $110.8 million during the quarter and six months ended June 30, 2013, respectively. The increase is primarily due to increased valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements.

The average portfolio balance of distressed mortgage loan investments (mortgage loans at fair value excluding mortgage loans at fair value held in a VIE and mortgage loans under forward purchase agreements at fair value) increased $1.4 billion, or 111%, and $1.4 billion, or 115%, during the quarter and six months ended June 30, 2014 as compared to the same period in 2013.

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Valuation changes:
Performing loans	$39,123	$4,700	$38,882	$27,684
Nonperforming loans	24,587	34,094	58,001	66,726

	63,710	38,794	96,883	94,410
Payoffs	7,490	8,040	13,109	16,404
Sales	2,395	—	3,520	—

	$73,595	$46,834	$113,512	$110,814

Average portfolio balance	$2,570,533	$1,219,196	$2,537,168	$1,177,454

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $63.7 million and $38.8 million in the quarters ended June 30, 2014 and 2013, respectively, and $96.9 million and $94.4 million in the six months ended June 30, 2014 and 2013, respectively.

The valuation changes on performing loans is affected by the capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification may not result in an immediate increase in the loan’s fair value. As a result, the interest income we recognize is generally offset by a valuation loss. Valuation gains on loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the quarter and six months ended June 30, 2014, we capitalized interest totaling $18.1 million and $30.4 million compared to $6.6 and $11.8 for the quarter and six months ended June 30, 2013.

The increase in valuation gains reflects portfolio growth and observed and realized increases in demand for performing mortgage loans that resulted in a reduction of the discount rate we apply to our estimate of cash flows to be generated by our performing loans and an increase in such loans’ valuations. The increase in the valuation gains for performing loans was partially tempered by an increase in the projected loss severity for long-held severely delinquent loans.

Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when we receive payments of principal and interest on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through transfer of the property to us has been sold.

During the quarters ended June 30, 2014 and 2013, we received proceeds from liquidation of mortgage loans and REO of $191.1 million and $104.4 million, respectively, and during the six-month periods ended June 30, 2014 and 2013, we received proceeds from liquidation of mortgage loans and REO of $476.6 million and $198.3 million, respectively. These proceeds include $70.3 million and $264.3 million from the sale of $81.3 million and $313.4 million in unpaid principal balance of mortgage loans during the quarter and six months ended June 30, 2014, respectively. For each period’s liquidations, we had recorded accumulated gains on the liquidated assets during the period we held those assets totaling $30.8 million and $11.8 million for the quarters ended June 30, 2014 and 2013, respectively, and $87.0 million and $19.9 million for the six-month periods ended June 30, 2014 and 2013, respectively, and we recorded additional gains of $13.7 million and $11.1 million for the quarters ended June 30, 2014 and 2013, respectively, and $22.7 million and $22.3 million for the six months ended June 30, 2014 and 2013, respectively, when the assets were liquidated.

During the quarters ended June 30, 2014 and 2013, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Number of loans	353	349	681	642
Unpaid principal balance	$98,360	$94,313	$178,076	$174,956
Gain recognized at payoff	$7,489	$8,040	$13,109	$16,404

Gains on sales of distressed mortgage loans are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Number of loans	396	—	1,362	—
Unpaid principal balance	$81,294	$—	$313,420	$—
Gain recognized at sale	$2,395	$—	$3,520	$—

The following tables present a summary of loan modifications completed:

	Quarter ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	412	$100,752	149	$32,226	766	$180,641	272	$59,131
Term extension	482	122,371	127	28,816	870	216,040	238	51,396
Capitalization of interest and fees	615	155,083	250	54,442	1,116	273,352	468	100,627
Principal forbearance	218	65,245	60	16,157	369	112,172	109	25,088
Principal reduction	288	73,228	122	28,056	542	137,046	196	48,397
Total	615	155,083	250	54,442	1,116	273,352	468	100,627

Defaults of mortgage loans modified in the prior year period		$2,388		$2,796		$6,197		$7,134
As a percentage of balance of loans before modification		6%		10%		9%		9%
Defaults during the period of mortgage loans modified since acquisitions(3)		$21,140		$11,060		$49,648		$20,983
As a percentage of balance of loans before modification		7%		6%		18%		11%
Repayments and sales of mortgage loans modified in the prior year period		$13,153		$6,438		$36,654		$17,997
As a percentage of balance of loans before modification		25%		18%		37%		18%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories, if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified:

	Quarter ended June 30,				Six months ended June 30,
	2014		2013		2014		2013
Category	Before modification	After modification	Before modification	After modification	Before modification	After modification	Before modification	After modification
	(dollars in thousands)
Loan balance	$252	$256	$218	$197	$245	$246	$215	$197
Remaining term (months)	327	417	311	447	323	417	312	445
Interest rate	5.30%	3.68%	5.89%	4.18%	5.44%	3.71%	5.93%	4.17%
Forbeared principal	$—	$15	$—	$7	$—	$13	$—	$6

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

As discussed above, during the quarter and six months ended June 30, 2014, we had our first significant sales of reperforming mortgage assets. We received proceeds of $70.3 million and $264.3 million from the sale of $81.3 million and $313.4 million in unpaid principal balance of mortgage loans during the quarter and six months ended June 30, 2014, respectively. There can be no assurance that this form of monetization will continue to be a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such loans in the future.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on the loan. Our current expectations are that we will receive cash on modified mortgage loans through monthly borrower payments, HAMP incentive payments, payoffs or acquisition of the property securing the loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern. However, the addition of these new modification programs resulted in an increase in the volume of our modification activity to date during 2014.

Large-scale refinancing of modified mortgage loans is not expected to occur for several years. Borrowers who have recently modified their mortgage loans typically have credit profiles that do not qualify them for refinancing or have loans on properties whose loan-to-value ratios exceed current underwriting guidelines for new mortgage loans. Further, modified mortgage loans require a period of acceptable borrower performance, generally 12 months of timely mortgage payments, for consideration in most Agency refinance programs.

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

During the quarter and six months ended June 30, 2014, we recognized gains on MBS of $1.5 million and $2.2 million, respectively, net of hedging activities. The gains we recognized were due to decreases in market yields during the quarter. We did not hold any MBS during the six-month period ended June 30, 2013.

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2014
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$5,574	$—	$5,574	$514,344	4.29%
Investment activities:
Short-term investments	172	—	172	136,116	0.50%
Mortgage -backed securities:
Agency	1,712	83	1,795	193,802	3.66%
Non-Agency prime jumbo	95	71	166	19,668	3.34%

	1,807	154	1,961	213,470	3.63%

Mortgage loans:
at fair value	36,008	223	36,231	2,472,804	5.80%
under forward purchase agreements at fair value	1,430	—	1,430	97,729	5.79%

	37,438	223	37,661	2,570,533	5.79%

ESS	3,139	—	3,139	155,515	7.98%
Total investment activities	42,556	377	42,933	3,075,634	5.52%

Other interest	11	—	11	—

	$48,141	$377	$48,518	$3,589,978	5.35%

Liabilities:
Assets sold under agreements to repurchase	$12,547	$2,596	$15,143	$2,253,127	2.66%
Borrowings under forward purchase agreements	783	—	783	109,793	2.82%
Asset backed secured financing	1,481	80	1,561	165,495	3.73%
Exchangeable senior notes	3,359	228	3,587	250,000	5.68%

	18,170	2,904	21,074	2,778,415	3.03%

Other interest - Servicing	791	—	791	—

	18,961	2,904	21,865	2,778,415	3.10%

Net interest income	$29,180	$(2,527)	$26,653

Net interest margin					2.97%
Net interest spread					2.25%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Quarter ended June 30, 2013
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$9,292	$—	$9,292	$1,042,735	3.52%
Investment activities:
Short-term investments	57	—	57	82,450	0.27%
Mortgage loans:
at fair value	17,052	—	17,052	1,186,186	5.69%
under forward purchase agreements at fair value	260	—	260	33,010	3.12%

	17,312	—	17,312	1,219,196	5.62%

Total investment activities	17,369	—	17,369	1,301,646	5.34%

Other Interest	136	—	136	—

	$26,797	$—	$26,797	$2,344,381	4.52%

Liabilities:
Assets sold under agreements to repurchase	$8,561	$2,253	$10,814	$1,385,350	3.12%
Borrowings under forward purchase agreements	251	—	251	33,096	3.00%
Exchangeable senior notes	2,240	144	2,384	170,330	3.39%

	11,052	2,397	13,449	1,588,776	3.39%
Other interest - Servicing	695	—	695	—

	11,747	2,397	14,144	1,588,776	3.52%

Net interest income	$15,050	$(2,397)	$12,653

Net interest margin					2.16%
Net interest spread					1.00%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Six months ended June 30, 2014
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$9,199	$—	$9,199	$424,890	4.31%
Investment activities:
Short-term investments	324	—	324	116,458	0.55%
Mortgage -backed securities:
Agency	3,440	116	3,556	194,977	3.63%
Non-Agency prime jumbo	95	71	166	19,668	5.45%

	3,535	187	3,722	214,645	3.45%

Mortgage loans:
at fair value	64,459	553	65,012	2,386,352	5.42%
under forward purchase agreements at fair value	3,584	—	3,584	150,816	4.73%

	68,043	553	68,596	2,537,168	5.42%
ESS	6,001	—	6,001	145,891	8.18%

Total investment activities	77,903	740	78,643	3,014,162	5.19%
Other interest	22	—	22	—

	$87,124	$740	$87,864	$3,439,052	5.08%

Liabilities:
Assets sold under agreements to repurchase	$22,462	$5,220	$27,682	$2,025,678	2.72%
Borrowings under forward purchase agreements	2,363	—	2,363	165,471	2.84%
Asset backed secured financing	2,974	204	3,178	166,190	3.80%
Exchangeable senior notes	6,718	453	7,171	250,000	5.71%

	34,517	5,877	40,394	2,607,339	3.08%

Other interest - Servicing	1,246	—	1,246	—

	35,763	5,877	41,640	2,607,339	3.18%

Net interest income	$51,361	$(5,137)	$46,224

Net interest margin					2.67%
Net interest spread					1.91%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Six months ended June 30, 2013
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$15,615	$—	$15,615	$937,707	3.33%
Investment activities:
Short-term investments	88	—	88	73,224	0.24%
Mortgage loans:
at fair value	27,549	—	27,549	1,160,858	4.75%
under forward purchase agreements at fair value	260	—	260	16,596	3.12%

	27,809	—	27,809	1,177,454	4.72%

Total investment activities	27,897	—	27,897	1,250,678	4.46%

Other Interest	160	—	160	—

	$43,672	$—	$43,672	$2,188,385	3.97%

Liabilities:
Assets sold under agreements to repurchase	$16,862	$4,664	$21,526	$1,304,010	3.30%
Borrowings under forward purchase agreements	251	—	251	16,640	3.00%
Exchangeable senior notes	2,240	144	2,384	85,635	5.54%

	19,353	4,808	24,161	1,406,285	3.42%
Other interest - Servicing	1,219	—	1,219	—

	20,572	4,808	25,380	1,406,285	3.59%

Net interest income	$23,100	$(4,808)	$18,292

Net interest margin					1.67%
Net interest spread					0.38%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2014 vs. Quarter ended June 30, 2013			Six months ended June 30, 2014 vs. Six months ended June 30, 2013
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Correspondent production:
Mortgage loans acquired for sale at fair value	$1,704	$(5,422)	$(3,718)	$3,778	$(10,194)	$(6,416)
Investment activities:
Money market investment	64	51	115	163	73	236
Mortgage -backed securities:
Agency	—	1,795	1,795	—	3,556	3,556
Non-Agency prime jumbo	—	166	166	—	166	166

	—	1,961	1,961	—	3,722	3,722
Mortgage loans:
at fair value	334	18,845	19,179	4,606	32,857	37,463
under forward purchase agreements	356	814	1,170	200	3,124	3,324

Total mortgage loans	690	19,659	20,349	4,806	35,981	40,787
ESS	—	3,139	3,139	—	6,001	6,001

Total investment activities	754	24,810	25,564	4,969	45,777	50,746
Other interest	—	(125)	(125)	—	(138)	(138)

	2,458	19,263	21,721	8,747	35,445	44,192

Assets sold under agreements to repurchase:	(843)	5,172	4,329	(1,161)	7,317	6,156
Borrowings under forward purchase agreement	(16)	548	532	(14)	2,126	2,112
Asset backed secured financing	—	1,561	1,561	—	3,178	3,178
Exchangeable senior notes	61	1,142	1,203	75	4,712	4,787

Interest bearing liabilities	(798)	8,423	7,625	(1,100)	17,333	16,233

Other interest - servicing	—	96	96	—	27	27

	(798)	8,519	7,721	(1,100)	17,360	16,260

Net interest income	$3,256	$10,744	$14,000	$9,847	$18,085	$27,932

In the quarter and six months ended June 30, 2014, we earned net interest income of $26.7 million and $46.2 million, respectively, compared to $12.7 million and $18.3 million for the same periods in 2013. The increase in net interest income between the quarters was primarily due to an increase in average interest-earning assets for the quarter and six months ended June 30, 2014 as compared to the same periods in 2013 supplemented by a 53% and 65% increase in our yield-cost spread.

We earned interest income on our portfolio of Agency MBS totaling $2.0 million and $3.7 million for the quarter and six months ended June 30, 2014, respectively. We did not hold Agency MBS during the quarter ended June 30, 2013.

In the quarter and six months ended June 30, 2014, we recognized interest income on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value totaling $37.7 million and $68.6 million, respectively, including $18.1 million and $30.4 million, respectively, of interest capitalized pursuant to loan modifications, which compares to $17.3 million and $27.8 million, including $6.6 million and $11.8 million of interest capitalized pursuant to loan modifications, in the quarter and six months ended June 30, 2013. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $1.4 billion, or 111%, and $1.4 billion, or 115%, for the quarter and six months ended June 30, 2014 when compared to the same period in 2013.

At June 30, 2014, approximately 72% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 67% at June 30, 2013. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize on our distressed mortgage loans is substantially higher than would be recorded based on the loans’ unpaid principal balances as we typically purchase our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At June 30, 2014, we held $1.5 billion in fair value of nonperforming loans and $240.5 million in carrying value of REO.

During the quarter and six months ended June 30, 2014, we incurred interest expense totaling $21.9 million and $41.6 million, respectively, as compared to $14.1 million and $25.4 million, respectively, during the quarter and six months ended June 30, 2013. Our interest cost on interest bearing liabilities was 3.03% and 3.08% for the quarter and six months ended June 30, 2014 as compared to 3.39% and 3.42% during the quarter and six months ended June 30, 2013. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet, partially offset by the effect of lower borrowing costs relating to our mortgage loans at fair value during 2014 as compared to 2013.

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

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Servicing fees (1)	$19,156	$12,307	$36,688	$22,724
MSR recapture fee receivable from PFSI	1	367	9	498
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(7,697)	(6,264)	(15,061)	(11,232)
(Provision for) reversal of impairment	(2,224)	1,222	(2,851)	3,708
Carried at fair value - change in fair value	(4,764)	260	(6,792)	193
Gains (losses) on hedging derivatives	4,286	—	4,186	(1,988)

	(10,399)	(4,782)	(20,518)	(9,319)

Net loan servicing fees	$8,758	$7,892	$16,179	$13,903

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $900,000 and $2.3 million during the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The increase was primarily due to a $6.8 million and $14.0 million increase, respectively, in servicing fees, offset by a $5.6 million and $11.2 million increase, respectively, in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to continued growth in our mortgage loan servicing portfolio. Offsetting the increase in servicing fees was MSR activity which included increased amortization arising from growth in the MSR asset along with the recognition of fair value decreases and impairment as compared to net increases in fair value in the prior period.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the increases MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with PMT in an amount equal to such fair market value in lieu of transferring such MSRs. We recognized approximately $9,000 of such income during the six months ended June 30, 2014.

As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income. MSRs have a significant effect on net loan servicing fees, driven primarily by our monthly re-measurement of the fair value of MSRs. The fair value of MSRs is difficult to determine because MSRs are not actively traded in observable standalone markets and are sensitive to changes in interest rate levels and marketplace expectations of future interest rates. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect our income.

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

The key inputs used in the valuation of MSRs include mortgage prepayment speeds and discount rates. These variables can, and generally do, change from period to period as market conditions change. Therefore, the fair value of MSRs changes from period to period. PCM’s valuation committee reviews and approves the fair value estimates of our MSRs.

We account for MSRs either at the asset’s fair value with changes in fair value recorded in current period earnings or by using the amortization method with the MSRs carried at the lower of amortized cost or fair value based on whether we view the underlying mortgages as being sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•	Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ fair values.

•	For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. We have identified these assets to be accounted for using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below:

	June 30,	December 31,
	2014	2013
	(in thousands)
MSRs carried at fair value	$46,802	$26,452

MSR carried at lower of amortized cost or fair value:
Amortized cost	$274,110	$266,697
Valuation allowance	(5,428)	(2,577)

Carrying value	$268,682	$264,120

Fair value	$289,226	$289,737

Total MSR:
Carrying value	$315,484	$290,572

Fair value	$336,028	$316,189

Unpaid principal balance of mortgage loans underlying MSRs	$29,268,039	$25,792,933

Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	26
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.72%	3.68%
MSRs carried at fair value	4.79%	4.78%

Key assumptions used in determining the fair value of MSRs and estimates of the sensitivity of MSR values to changes in these assumptions are as follows:

	June 30, 2014		December 31, 2013
	Range (Weighted average)
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on value amounts in thousands)
Carrying value	$268,682	$46,802	$264,120	$26,452
Key inputs:
Unpaid principal balance of underlying mortgage loans	$24,639,750	$4,758,331	$23,399,612	$2,393,321

Weighted-average annual servicing fee rate (in basis points)	26	25	26	26
Weighted-average note interest rate	3.72%	4.79%	3.68%	4.78%

Pricing spread (1) (2)	6.3% – 17.5%	7.6% – 15.3%	6.3% – 17.5%	7.3% – 15.3%
	(7.4%)	(9.2%)	(6.7%)	(8.6%)
Effect on fair value of a:
5% adverse change	$(5,302)	$(827)	$(5,490)	$(488)
10% adverse change	$(10,427)	$(1,627)	$(10,791)	$(959)
20% adverse change	$(20,177)	$(3,149)	$(20,861)	$(1,855)

Weighted average life (in years)	1.1 - 7.2	2.4 - 7.2	1.3 - 7.3	2.8 - 7.3
	(6.4)	(7.0)	(6.7)	(7.2)
Prepayment speed (1) (3)	7.7% – 58.9%	8.0% – 30.6%	7.7% - 51.9%	8.0% - 20.0%
	(8.6%)	(10.2%)	(8.2%)	(8.9%)
Effect on fair value of a:
5% adverse change	$(5,495)	$(1,160)	$(5,467)	$(568)
10% adverse change	$(10,821)	$(2,277)	$(10,765)	$(1,117)
20% adverse change	$(20,993)	$(4,390)	$(20,886)	$(2,160)

Annual per-loan cost of servicing	$68 – $140	$68 – $140	$68 – $140	$68 – $140
	($68)	($68)	($68)	($68)
Effect on fair value of a:
5% adverse change	$(1,761)	$(290)	$(1,695)	$(158)
10% adverse change	$(3,522)	$(580)	$(3,390)	$(316)
20% adverse change	$(7,043)	$(1,159)	$(6,780)	$(633)

(1)	The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2014, we recorded net losses of $5.3 million and $12.0 million, respectively, in Results of real estate acquired in settlement of loans as compared to net losses of $1.9 million and $5.2 million, respectively, for the quarter and six months ended June 30, 2013.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$48,874	$30,993	$82,268	$63,017
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(9,159)	(4,978)	(18,052)	(11,067)
Gain on sale, net	3,811	3,049	6,078	5,885

	$(5,348)	$(1,929)	$(11,974)	$(5,182)

Number of properties sold	489	288	813	546
Average carrying value of REO	$214,652	$86,761	$190,582	$86,613

Period end:
Carrying value	$240,471	$88,771
Number of properties in inventory	1,619	640

The increase in losses from REOs during the quarter and six months ended June 30, 2014 compared to the same periods in 2013 was due to slower property value appreciation during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013, along with growth in the inventory of properties held between the periods. Since REO is carried at the lower of cost or fair value, we recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$12,433	$22,054	$21,335	$50,298
Loan servicing fees	14,180	8,787	28,771	16,513
Management fees	8,912	8,455	16,986	14,947
Professional services	2,690	1,339	4,421	3,723
Compensation	1,883	1,438	4,825	3,527
Other	7,154	5,571	11,221	10,517

	$47,252	$47,644	$87,559	$99,525

Expenses decreased $392,000, or 1%, and $12.0 million, or 12%, during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013. This decrease was primarily a result of lower fulfillment fees, reflecting decreased correspondent production activities, partially offset by increased servicing fees reflecting growth in both our investments in mortgage loans at fair value and our MSR portfolio.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PFSI for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee expense	$12,433	$22,054	$21,335	$50,298
UPB of loans fulfilled by PFSI	$2,991,764	$4,323,885	$4,911,342	$9,110,711

The decrease in loan fulfillment fees of $9.6 million and $29.0 million during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013 is primarily due to the decrease in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent production activities.

Loan Servicing Fees

Loan servicing fees increased by $5.4 million, or 61%, and $12.3 million, or 74%, during the quarter and six months ended June 30, 2014, respectively, compared to the same periods in 2013. Loan servicing fees increase as our investment in mortgage loans and MSRs increases. During the quarter ended June 30, 2014, our average investment in mortgage loans increased by 111%, compared to the quarter ended June 30, 2013. Our servicing portfolio increased to $29.3 billion at June 30, 2014 from $19.9 billion at June 30, 2013.

Included in loan servicing fees are activity-based fees, which increased by $3.2 million during the quarter ended June 30, 2014, generally relating to the increase in loan resolution activities during the quarter and six months ended June 30, 2014. We amended our servicing agreement with PFSI effective January 1, 2014, to limit the supplemental fees we pay PFSI to no more than $700,000 per quarter. During the quarter and six months ended June 30, 2014, we paid PFSI $700,000 and $1.4 million, respectively, in supplemental servicing fees relating to our MSR servicing portfolio. Supplemental servicing fees are a component of the total base servicing fee and compensate PFSI for providing certain services that servicers generally do not provide but are required by us because we have no employees or infrastructure.

Loan servicing fees payable to PFSI and subsidiaries are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$29	$90	$46	$169
Activity-based	51	111	77	183

	80	201	123	352

Distressed mortgage loans:
Base	4,975	3,699	9,941	7,572
Activity-based	5,746	2,447	12,132	4,324

	10,721	6,146	22,073	11,896

MSRs:
Base	3,323	2,363	6,471	4,126
Activity-based	56	77	104	139

	3,379	2,440	6,575	4,265

	$14,180	$8,787	$28,771	$16,513

The components of our management fee payable to PFSI are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Management fee:
Base	$5,838	$4,575	$11,359	$8,940
Performance incentive	3,074	3,880	5,627	6,007

	$8,912	$8,455	$16,986	$14,947

Management Fees

Management fees increased by $457,000 and $2.0 million during the quarter and six months ended June 30, 2014, respectively, due to the effect of growth in shareholders’ equity on the base management fee we pay to PFSI and recognition of performance incentive fees in 2014, which only were incurred beginning February 1, 2013. The increase in performance incentive fees resulted in part from a change in our management agreement with PFSI. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

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

Professional Services

Professional services expense increased during the quarter and six months ended June 30, 2014 as compared to the quarter and six months ended June 30, 2013 by $1.4 million and $698,000, respectively, due to increased legal fees including those relating to the sales of reperforming loans during the quarter and six months ended June 30, 2014, partially offset by reduced due diligence expenses reflecting reduced distressed mortgage loan acquisition activity.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Common overhead allocation from PFSI	$2,638	$2,974	$5,216	$5,266
Servicing and collection costs	3,114	(30)	3,745	333
Loan origination	397	1,468	435	2,446
Insurance	252	218	491	429
Technology	227	235	474	354
Other expenses	526	706	860	1,689

	$7,154	$5,571	$11,221	$10,517

Other expenses increased during the quarter and six months ended June 30, 2014 as compared to the quarter and six months ended June 30, 2013 by $1.6 million and $704,000, respectively, primarily due to higher servicing and collection costs associated with the administration and sale of seasoned distressed loans, partially offset by decreased expenses associated with certain of our correspondent production activities.

Income Taxes

We have elected to treat PMC as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date.

A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying Consolidated Statements of Income.

The provision for income taxes decreased by $15.3 million and $19.5 million for the quarter and six months ended June 30, 2014 compared to the same periods in 2013. The Company had a tax benefit of $1.9 million and $3.5 million for the quarter and six months ended June 30, 2014 and a tax expense of $13.4 million and $16.1 million for the quarter and six months ended June 30, 2013. The Company’s effective tax rate was (2.6)% and (3.2)% for the quarter and six months ended June 30, 2014 compared to 19.8% and 13.0% for the same periods in 2013. The decrease in the Company’s effective tax rate for the quarter and six months ended June 30, 2014 compared to the prior periods in 2013 is due primarily to a loss in the company’s taxable REIT subsidiary for the quarter and six months ended June 30, 2014 compared to income in that entity for the same periods in 2013. The primary difference between the Company’s effective tax rate and the statutory tax rate is non-taxable REIT income resulting from the deduction for dividends paid.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items:

	June 30,	December 31,
	2014	2013
	(in thousands)
Assets
Cash	$37,902	$27,411
Investments:
Short-term investments	104,453	92,398
Mortgage-backed securities	218,725	197,401
Mortgage loans acquired for sale at fair value	909,085	458,137
Mortgage loans at fair value	2,697,821	2,818,445
Excess servicing spread	190,244	138,723
Derivative assets	14,594	7,976
Real estate acquired in settlement of loans	240,471	148,080
Mortgage servicing rights	315,484	290,572

	4,690,877	4,151,732
Other assets	140,966	131,774

Total assets	$4,869,745	$4,310,917

Liabilities
Borrowings:
Assets sold under agreements to repurchase	$2,701,755	$2,039,605
Borrowings under forward purchase agreements	—	226,580
Asset-backed secured financing of the variable interest entity	170,201	165,415
Exchangeable senior notes	250,000	250,000

	3,121,956	2,681,600
Other liabilities	170,629	162,203

Total liabilities	3,292,585	2,843,803
Shareholders’ equity	1,577,160	1,467,114

Total liabilities and shareholders’ equity	$4,869,745	$4,310,917

Total assets increased by approximately $558.8 million, or 13%, during the period from December 31, 2013 through June 30, 2014, primarily due to an increase in mortgage loans acquired for sale at fair value of $450.9 million, a $51.5 million increase in ESS and an increase in REO of $92.4 million, partly offset by a $120.6 million decrease in mortgage loans at fair value. Our asset acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent production acquisitions:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Correspondent production loan purchases:

Government-insured or guaranteed	$4,209,932	$4,480,570	$7,276,142	$8,417,013
Agency-eligible	3,010,028	4,315,652	4,974,383	9,220,206
Jumbo	82,197	108,486	94,856	116,641

	$7,302,157	$8,904,708	$12,345,381	$17,753,860

Fair value of correspondent production loans in inventory at period end	$909,085	$1,309,830
Gain on mortgage loans acquired for sale	$10,222	$44,438	$20,193	$73,717

During the quarter and six months ended June 30, 2014, we purchased for sale $7.3 billion and $12.3 billion, respectively, in fair value of correspondent production loans compared to $8.9 billion and $17.8 billion, respectively, in fair value of correspondent production loans during the quarter and six months ended June 30, 2013. The decrease in correspondent purchases is a result of the effects of increasing interest rates on the size of the mortgage market during the quarter ended June 30, 2014 as compared to the quarter ended June 30, 2013.

Our ability to expand our correspondent production business is subject to, among other factors, our ability to source additional mortgage loan volume, our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in sourcing additional sources of mortgage loans, increasing our borrowing capacity or in obtaining the additional equity capital necessary to fund the portion of the loans not financed.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)
Distressed mortgage loans (1)(2)
Performing	$735	$43,923	$735	$57,084
Nonperforming	26,002	198,787	282,282	386,099

	26,737	242,710	283,017	443,183
REO (2)	29	—	3,117	—
MSRs	28,741	51,241	49,616	107,457
ESS purchased from PennyMac Financial Services, Inc.	52,867	—	73,393	—

	$108,375	$293,951	$409,143	$550,640

(1)	Performance status as of the date of acquisition.
(2)	$26.8 million of distressed assets were acquired from or through one or more subsidiaries of Citigroup Inc. during the quarter and six months ended June 30, 2014 compared to $243.0 million and $443.3 million distressed assets so acquired during the quarter and six months ended June 30, 2013, respectively.

Our acquisitions during the quarters ended June 30, 2014 and June 30, 2013 were financed through the use of a combination of equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business operations, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Our portfolio of MBS is backed by 30-year fixed interest rate mortgage loans. Following is a summary of our MBS portfolio.

	June 30, 2014					December 31, 2013
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Freddie Mac	$142,486	$138,637	5.20	3.50%	2.85%	$141,106	$142,186	7.23	3.50%	3.63%
Fannie Mae	58,342	56,669	5.70	3.50%	2.86%	56,295	56,593	7.49	3.50%	3.57%
Prime jumbo	17,897	19,624	7.01	2.13%	3.65%	—	—	—	0.00%	0.00%

	$218,725	$214,930	5.50	3.37%	2.97%	$197,401	$198,779	7.30	3.50%	3.59%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value and mortgage loans under forward purchase agreements (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE) to the fair value of the real estate collateral underlying the loans is summarized below:

	June 30, 2014		December 31, 2013
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$610,427	$899,574	$647,266	$986,075
Nonperforming loans	1,546,074	2,190,461	1,647,527	2,331,605

	$2,156,501	$3,090,035	$2,294,793	$3,317,680

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, changes in borrower performance, our asset disposition strategies with respect to individual loans, the costs and expenses we incur in the disposition process and changes in the underlying collateral values.

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE):

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$320,212	52%	4.85%	$656,592	42%	5.97%	$329,899	51%	5.00%	$751,611	46%	6.03%
ARM/Hybrid	113,271	19%	3.24%	861,988	56%	5.13%	184,837	29%	3.46%	877,086	53%	5.07%
Interest rate step-up	176,794	29%	2.31%	26,137	2%	2.49%	132,391	20%	2.32%	18,830	1%	3.31%
Balloon	150	0%	2.00%	1,357	0%	5.18%	139	0%	2.00%	—	0%	0.00%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$609,733	100%	3.79%	$1,545,893	100%	5.44%	$646,703	100%	4.01%	$1,647,457	100%	5.50%
2nd lien	694	0%	4.50%	181	0%	10.30%	563	0%	4.97%	70	0%	10.62%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$500,855	83%	3.88%	$820,745	53%	5.42%	$543,633	84%	4.02%	$915,279	56%	5.47%
Investment property	106,805	17%	3.39%	723,257	47%	5.47%	95,181	15%	3.95%	729,558	44%	5.54%
Other	2,767	0%	4.24%	2,072	0%	5.55%	8,452	1%	4.13%	2,690	0%	5.10%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$393	0%	4.17%	$—	0%	0.42%	$444	0%	3.54%	$—	0%	0.42%
12 - 35 months	801	0%	3.47%	792	0%	4.64%	11,063	2%	2.64%	3,075	0%	4.07%
36 - 59 months	30,486	5%	3.52%	32,754	2%	3.74%	54,150	8%	3.49%	55,669	3%	4.25%
60 months or more	578,747	95%	3.81%	1,512,528	98%	5.49%	581,609	90%	4.09%	1,588,783	97%	5.55%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$167,594	28%	4.22%	$277,497	18%	5.79%	$159,814	25%	4.51%	$306,375	19%	5.93%
600-649	130,152	21%	4.01%	290,815	19%	5.43%	130,561	20%	4.33%	303,402	18%	5.60%
650-699	153,180	25%	3.66%	454,703	29%	5.41%	157,600	24%	3.85%	469,526	28%	5.42%
700-749	116,660	19%	3.21%	370,378	24%	5.31%	131,930	20%	3.40%	399,819	24%	5.26%
750 or greater	42,841	7%	3.41%	152,681	10%	5.27%	67,361	11%	3.52%	168,405	11%	5.29%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Current loan-to-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$120,517	20%	4.35%	$224,811	15%	5.53%	$145,449	23%	4.49%	$223,442	14%	5.60%
80% - 99.99%	161,093	26%	3.96%	372,155	24%	5.38%	188,505	29%	4.00%	355,451	22%	5.34%
100% - 119.99%	177,543	29%	3.64%	369,731	24%	5.43%	174,830	27%	3.83%	413,316	25%	5.50%
120% or greater	151,274	25%	3.54%	579,377	37%	5.46%	138,482	21%	3.89%	655,318	39%	5.54%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
California	$156,001	26%	3.15%	$305,846	20%	4.61%	$184,457	28%	3.37%	$370,347	23%	4.60%
New York	58,318	10%	3.45%	282,566	18%	5.89%	37,944	6%	4.29%	188,021	11%	5.97%
Florida	41,146	7%	3.73%	192,870	13%	5.88%	55,115	9%	3.68%	234,362	14%	5.91%
New Jersey	29,429	5%	3.23%	171,553	11%	5.66%	*	*	*	161,344	10%	5.65%
Other	325,533	52%	4.22%	593,239	38%	5.40%	369,750	57%	4.47%	693,453	42%	5.68%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

*	Not included in the states representing the largest percentages as of the dates presented.

	June 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Current	$456,512	75%	3.69%	$—	0%	0.00%	$501,218	77%	3.90%	$—	0%	0.00%
30 days delinquent	104,164	17%	4.14%	—	0%	0.00%	100,395	16%	4.32%	—	0%	0.00%
60 days delinquent	49,751	8%	4.01%	—	0%	0.00%	45,653	7%	4.40%	—	0%	0.00%
90 days or more days delinquent		0%	0.00%		0%	0.00%
Not in foreclosure	—	0%	0.00%	629,021	41%	5.00%	—	0%	0.00%	738,043	45%	5.11%
In foreclosure	—	0%	0.00%	917,053	59%	5.76%	—	0%	0.00%	909,484	55%	5.82%

	$610,427	100%	3.79%	$1,546,074	100%	5.45%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

	Range
	(Weighted average)
Key inputs	June 30, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate	7.1% – 16.9%	8.7% – 16.9%
	(11.8%)	(12.7%)
Twelve-month projected housing price index change	3.5% – 9.1%	2.5% – 4.3%
	(4.7%)	(3.7%)
Prepayment speed (1)	0.0% – 6.6%	0.0% – 3.9%
	(2.5%)	(2.0%)
Total prepayment speed (2)	0.8% – 27.4%	0.3% – 33.9%
	(21.8%)	(24.3%)

Mortgage loans under forward purchase agreements
Discount rate	—	9.5% – 13.5%
	—	(11.9%)
Twelve-month projected housing price index change	—	3.3% – 4.2%
	—	(3.8%)
Prepayment speed (1)	—	1.1% – 2.9%
	—	(2.2%)
Total prepayment speed (2)	—	13.4% – 27.9%
	—	(22.8%)

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 12.7% at December 31, 2013 to 11.8% at June 30, 2014 as market returns for similar assets decreased during the period.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 3.7% at December 31, 2013 to 4.7% at June 30, 2014 due to slightly different expectations in various geographies and different state composition of the portfolio.

The total prepayment speed of our portfolio of mortgage loans at fair value decreased from 24.3% at December 31, 2013 to 21.8% at June 30, 2014, largely due to our revised expectations of run off compared to our estimate at December 31, 2013.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute:

	June 30, 2014		December 31, 2013
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$169,825	71%	$108,341	73%
Planned unit development	24,241	10%	23,106	15%
Condominium/Co-op	29,716	12%	9,805	7%
5+ dwelling units	16,689	7%	6,828	5%

	$240,471	100%	$148,080	100%

	June 30, 2014		December 31, 2013
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$44,720	19%	$25,224	17%
Florida	38,793	16%	21,659	15%
Maryland	23,304	10%	7,688	5%
Illinois	12,408	5%	*	*
Other	121,246	50%	93,509	63%

	$240,471	100%	$148,080	100%

*	Not included in the states representing the largest percentages as of the dates presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended June 30, 2014 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	March 31, 2014
	At	June 30,
	purchase	2014
	(dollars in millions)
Unpaid principal balance	$439.0	$424.9
Pool factor (1)	1.00	0.97
Collection status:
Delinquency
Current	6.2%	10.3%
30 days	0.7%	1.5%
60 days	0.7%	1.6%
over 90 days	37.5%	28.6%
In foreclosure	53.8%	51.8%
REO	1.1%	6.3%

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$507.3	$486.1	$929.5	$828.4	$397.3	$345.6	$366.2	$272.6
Pool factor (1)	1.00	0.96	1.00	0.89	1.00	0.87	1.00	0.74
Collection status:
Delinquency
Current	1.4%	6.9%	0.8%	11.1%	4.8%	20.4%	1.6%	36.7%
30 days	0.2%	0.9%	0.3%	1.4%	7.4%	6.0%	1.5%	7.9%
60 days	0.0%	0.2%	0.7%	0.8%	7.6%	3.7%	3.5%	4.1%
over 90 days	38.3%	30.4%	58.6%	34.8%	45.3%	25.3%	82.2%	22.1%
In foreclosure	60.0%	54.1%	39.6%	42.8%	34.9%	35.0%	11.2%	19.4%
REO	0.0%	7.6%	0.0%	9.2%	0.0%	9.6%	0.0%	9.7%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$290.3	$211.9	$357.2	$234.5	$402.5	$176.0	$0.0	$0.0
Pool factor (1)	1.00	0.73	1.00	0.66	1.00	0.44	—	—
Collection status:
Delinquency
Current	3.1%	25.6%	0.0%	21.1%	45.0%	35.5%	0.0%	0.0%
30 days	1.3%	7.2%	0.0%	1.8%	4.0%	10.5%	0.0%	0.0%
60 days	5.4%	4.4%	0.1%	1.9%	4.3%	4.8%	0.0%	0.0%
over 90 days	57.8%	18.4%	49.1%	17.5%	31.3%	23.4%	0.0%	0.0%
In foreclosure	32.4%	27.5%	50.8%	40.4%	15.3%	17.2%	0.0%	0.0%
REO	0.0%	17.0%	0.0%	17.2%	0.1%	8.6%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$49.0	$29.3	$542.6	$185.9	$259.8	$105.8	$515.1	$183.1
Pool factor (1)	1.00	0.60	1.00	0.34	1.00	0.41	1.00	0.36
Collection status:
Delinquency
Current	0.2%	31.5%	0.6%	20.8%	11.5%	26.2%	2.0%	23.2%
30 days	0.1%	3.4%	1.3%	3.9%	6.5%	8.6%	1.9%	5.8%
60 days	0.2%	5.2%	2.0%	3.2%	5.2%	3.9%	3.9%	2.9%
over 90 days	70.4%	22.8%	22.6%	27.0%	31.2%	24.0%	25.9%	18.8%
In foreclosure	29.0%	28.1%	73.0%	33.1%	43.9%	26.9%	66.3%	39.0%
REO	0.0%	9.0%	0.4%	12.0%	1.7%	10.4%	0.0%	10.3%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net increase in cash of $10.5 million during the six months ended June 30, 2014. The increase was due to cash provided in our investing and financing activities exceeding cash used by our operating activities.

Operating activities

Cash used by operating activities totaled $570.5 million during the six months ended June 30, 2014 compared to cash used in operating activities of $440.6 million during the six months ended June 30, 2013. Cash used by operating activities in both periods is primarily attributable to growth in our inventory of mortgage loans acquired for sale.

Investing activities

Net cash provided by our investing activities was $112.8 million for the six months ended June 30, 2014 and reflects liquidations of investments in excess of new investment acquisitions. We realized cash inflows from repayments of mortgage loans and MBS, repayments of ESS and sales of REO totaling $508.2 million. Partially offsetting these cash inflows were the use of cash to purchase mortgage loans at fair value, ESS and REO of $379.1 million during the six months ended June 30, 2014.

Approximately 38% of our investments, comprised of short-term investments, MBS, non-correspondent production mortgage loans, ESS, REO and MSRs, were nonperforming assets as of June 30, 2014. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the six months ended June 30, 2014, we transferred $183.5 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $486.3 million.

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

The following table illustrates, for assets liquidated during the periods presented, the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended June 30,
	2014			2013
	Proceeds	Accumulated gains (losses) (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (losses) (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$142,255	$27,580	$9,883	$73,358	$10,689	$8,039
REO	48,874	3,229	3,811	30,993	1,155	3,049

	$191,129	$30,809	$13,694	$104,351	$11,844	$11,088

	Six months ended June 30,
	2014			2013
	Proceeds	Accumulated gains (losses) (2)	Gain on liquidation(3)	Proceeds	Accumulated gains (losses) (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$394,316	$80,822	$16,629	$135,242	$17,706	$16,404
REO	82,268	6,202	6,078	63,017	2,178	5,885

	$476,584	$87,024	$22,707	$198,259	$19,884	$22,289

(1)	For the quarter and six months ended June 30, 2014, the amounts include a sale of reperforming loans with loan sale proceeds of $70.3 million and $264.3 million, accumulated gains of $18.6 million and $62.8 million, and $2.4 million and $3.5 million gain on liquidation, respectively.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $3.1 million for assets liquidated during the quarter ended June 30, 2014; $1.6 million for assets liquidated during the quarter ended June 30, 2013; and $8.1 million and $4.4 million for assets liquidated during the six months ended June 30, 2014 and 2013, respectively.

Financing activities

Net cash provided by financing activities was $468.2 million for the six months ended June 30, 2014, which was primarily used to fund the increase in our inventory of mortgage loans acquired for sale and mortgage loans at fair value. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. As our business continues to grow, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our portfolio of distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We do not expect repayments from contractual cash flows from our investments to be a primary source of liquidity as the majority of our distressed asset investments are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the loan or the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less, and therefore are not expected to generate significant cash flows from principal repayments.

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

The two long-term financing transactions are as follows:

•	In April 2013, our wholly-owned subsidiary, PMC, completed a private offering of $250.0 million of Notes due 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of the Company at a rate of 33.5733 common shares per $1,000 principal amount of the Notes, which exchange rate increased from the initial exchange rate of 33.5149 (equivalent to an initial exchange price of approximately $29.84 per common share). The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 as provided in the related indenture. The exchange rate is subject to adjustment upon the occurrence of other certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

•	In September 2013, we financed $536.8 million at fair value of jumbo loans through a private-label securitization transaction. We sold $174.5 million of senior bonds backed by the loans and retained the remaining securities from the transaction, with a portion intended as long-term investments. We intend to sell a portion of the securities in the future as investor demand for private-label securities increases. We do not have plans to do additional financings through private-label securitizations until market conditions for such transactions improve.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the quarter and six months ended June 30, 2014, the average balance outstanding under agreements to repurchase securities, mortgage loans, mortgage loans acquired for sale, mortgage loans held by VIE and REO totaled $2.3 billion and 2.0 billion, and the maximum daily amount outstanding under such agreements totaled $2.8 billion and 2.6 billion, respectively. The difference between the maximum and average daily amounts outstanding was due to the timing of our mortgage loan purchases through our correspondent production segment and settlements of the mortgage loans into securities and our use of excess cash to temporarily reduce our borrowings. The total facility size of our borrowings was approximately $3.9 billion at June 30, 2014.

As of June 30, 2014 and December 31, 2013, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, and REO under agreements to repurchase and forward purchase agreements as follows:

	June 30, 2014		December 31, 2013
	(dollars in thousands)
Assets financed	$3,790,376		$3,447,587
Total assets in classes of assets financed	$4,066,102		$3,787,478
Borrowings	$2,871,956		$2,431,600
Percentage of invested assets pledged	93%		91%
Advance rate against pledged assets	76%		71%
Leverage ratio(1)	1.98	x	1.83	x

(1)	All borrowings divided by shareholders’ equity at period end.

As discussed above, all of our repurchase agreements and forward purchase agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase mature between September 8, 2014 and February 17, 2015 and provide for the sale to major financial institution counterparties based on the fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

We do not currently have secured financing for our investments in MSRs and ESS. Direct leverage on these assets has been difficult to obtain due to the requirement of each Agency that its rights and interest in the MSRs and ESS remain senior to those of any lender extending credit. If we are unable to finance these asset classes, continued aggregation of MSRs and acquisition of ESS could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of June 30, 2014, we had on-balance sheet contractual obligations of $2.7 billion for the financing of assets under agreements to repurchase with maturities between January 2, 2014 and December 18, 2014 as well as forward purchase agreements with maturities between June 16, 2014 and June 30, 2014. We also had contractual obligations of $250. 0 million in the Notes.

As of June 30, 2014, we had contractual obligations to purchase mortgage loans for resale totaling approximately $1.4 million. Of the $1.4 million in commitments to purchase mortgage loans for resale, we recorded IRLCs of $11.5 million on our balance sheet as assets under the caption Derivative assets and $395,000 as liabilities under the caption Derivative liabilities.

All agreements to repurchase assets that matured between June 30, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 16—Assets Sold Under Agreements to Repurchase at Fair Value in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,443,612	$1,443,612	$—	$—	$—
Assets sold under agreements to repurchase	2,701,755	2,701,755	—	—	—
Asset-backed secured financing	168,676	—	—	—	168,676
Exchangeable senior notes	250,000	—	—	—	250,000

Total	$4,564,043	$4,145,367	$—	$—	$418,676

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of June 30, 2014:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$540,781
Credit Suisse First Boston Mortgage Capital LLC	243,465
The Royal Bank of Scotland Group	80,264
Bank of America, N.A.	57,715
Morgan Stanley Bank, N.A.	10,832
Daiwa Capital Markets America, Inc	7,412

$940,469

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

Notwithstanding any provision of our MBWS agreement to the contrary, if it becomes reasonably necessary or advisable for our Servicer to engage in additional services in connection with post-breach or post-default resolution activities for the purposes of a correspondent production agreement, a warehouse agreement or a re-warehouse agreement, then we have generally agreed with our Servicer to negotiate in good faith for additional compensation and reimbursement of expenses to be paid to our Servicer for the performance of such additional services.

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

The following table summarizes the estimated change in fair value of our portfolio of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of June 30, 2014, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,936,221	$2,015,253	$2,088,825	$2,217,930	$2,273,373	$2,323,059
Change in fair value:
$	$(220,280)	$(141,248)	$(67,676)	$61,429	$116,872	$166,559
%	(10.21)%	(6.55)%	(3.14)%	2.85%	5.42%	7.72%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of June 30, 2014, net of the effect of changes in fair value of the related asset-backed secured financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$383,132	$384,298	$379,673	$361,402	$351,542	$332,608
Change in fair value:
$	$12,014	$13,180	$8,555	$(9,716)	$(19,576)	$(38,510)
%	3.24%	3.55%	2.31%	(2.62)%	(5.27)%	(10.38)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$312,394	$300,399	$294,715	$283,924	$278,799	$269,049
Change in fair value:
$	$23,168	$11,173	$5,489	$(5,302)	$(10,427)	$(20,177)
%	8.01%	3.86%	1.90%	(1.83)%	(3.61)%	(6.98)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$313,065	$300,757	$294,899	$283,731	$278,405	$268,233
Change in fair value:
$	$23,838	$11,531	$5,673	$(5,495)	$(10,821)	$(20,993)
%	8.24%	3.99%	1.96%	(1.90)%	(3.74)%	(7.26)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$296,269	$292,748	$290,987	$287,465	$285,705	$282,183
Change in fair value:
$	$7,043	$3,522	$1,761	$(1,761)	$(3,522)	$(7,043)
%	2.44%	1.22%	0.61%	(0.61)%	(1.22)%	(2.44)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of June 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$50,414	$48,544	$47,658	$45,975	$45,176	$43,654
Change in fair value:
$	$3,611	$1,742	$856	$(827)	$(1,627)	$(3,149)
%	7.72%	3.72%	1.83%	(1.77)%	(3.48)%	(6.73)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$51,918	$49,260	$48,008	$45,642	$44,525	$42,412
Change in fair value:
$	$5,115	$2,458	$1,205	$(1,160)	$(2,277)	$(4,390)
%	10.93%	5.25%	2.57%	(2.48)%	(4.87)%	(9.38)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$47,962	$47,382	$47,092	$46,513	$46,223	$45,643
Change in fair value:
$	$1,159	$580	$290	$(290)	$(580)	$(1,159)
%	2.48%	1.24%	0.62%	(0.62)%	(1.24)%	(2.48)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2014, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$199,426	$194,727	$192,459	$188,079	$185,963	$181,870
Change in fair value:
$	$9,182	$4,483	$2,215	$(2,165)	$(4,281)	$(8,374)
%	4.83%	2.36%	1.16%	(1.14)%	(2.25)%	(4.40)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$209,090	$199,286	$194,675	$185,983	$181,882	$174,132
Change in fair value:
$	$18,847	$9,043	$4,431	$(4,261)	$(8,361)	$(16,112)
%	9.91%	4.75%	2.33%	(2.24)%	(4.40)%	(8.47)%

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the residential finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	continued declines in residential real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our Manager and Servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our Manager, Servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our MSRs, excess servicing spread and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Ginnie Mae, FHA or the VA, or government-sponsored entities such as Fannie Mae or the Freddie Mac, or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau and its recently issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as a TRS for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation; and

•	the occurrence of natural disasters or other events or circumstances that could impact our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 105 through 107 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6 Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

10.6	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.7	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.8	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.9†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description

10.10†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.11	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.12	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.13	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.14	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.15	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.16	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.17	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.18	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.21	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

Exhibit Number	Exhibit Description

10.22	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.23	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

10.24	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.25	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.26	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.27	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.28	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.29	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.30	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.31	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.32	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 24, 2014).

10.33	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.34	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.35	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.37	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.38	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.39	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.42	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.43	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.45	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.46	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.48	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.49	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on February 6, 2014).

10.50	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.51	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.52	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.53	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.54	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.55	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

10.58	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.59	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.60	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.61	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.62	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.63	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 6, 2014).

10.64	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.65	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 14, 2014).

10.66	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

Exhibit Number	Exhibit Description

10.67	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.68	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

10.69	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.70	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.71	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

10.72	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.73	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.74	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.75	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.76	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.77	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.78	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 24, 2014).

Exhibit Number	Exhibit Description

10.79	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.80	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.81	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

10.82	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.83	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.84	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.85	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.86	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.87	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.88	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on February 6, 2014).

10.89	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.90	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.91	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.92	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.93	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.94	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.95	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.96	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.97	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.98	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

10.99	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.100	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.101	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.102	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.103	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.104	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.105	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.106	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.107	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.108	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.109	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.110	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.111	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.112	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.113	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.114	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.115	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.116	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 24, 2014).

10.117	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 24, 2014).

10.118	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.119	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.120	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.121	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.122	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 6, 2014).

10.123	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 6, 2014).

10.124	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 6, 2014).

10.125	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 6, 2014).

10.126	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on February 6, 2014).

10.127	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on February 6, 2014).

10.128	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.131	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on February 6, 2014).

10.132	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.a., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 14, 2014).

Exhibit Number	Exhibit Description

10.133	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 14, 2014).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: August 11, 2014	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: August 11, 2014	By:	/s/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer

FORM 10-Q

June 30, 2014

INDEX OF EXHIBITS

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of our Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 7, 2013).

10.5	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on February 7, 2013).

10.6	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.7	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on November 20, 2013).

10.8	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.9†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

Exhibit Number	Exhibit Description

10.10†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.11	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.12	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.13	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.14	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.15	Amendment Number Four to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.16	Master Repurchase Agreement, dated as of November 2, 2010, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.13 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.17	Amendment Number One to Master Repurchase Agreement, dated as of May 20, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.15 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.18	Amendment Number Two to Master Repurchase Agreement, dated as of July 14, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.19	Amendment Number Three to Master Repurchase Agreement, dated as of October 7, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.21 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.20	Amendment Number Four to Master Repurchase Agreement, dated as of November 1, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.21	Amendment Number Five to Master Repurchase Agreement, dated as of November 30, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 30, 2011).

10.22	Amendment Number Six to Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.23	Amendment Number Seven to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2012).

Exhibit Number	Exhibit Description

10.24	Amendment Number Eight to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 1, 2012).

10.25	Amendment Number Nine to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 29, 2012).

10.26	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed June 5, 2013).

10.27	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed September 5, 2013).

10.28	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.29	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed January 3, 2014).

10.30	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.31	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.32	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 24, 2014).

10.33	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.34	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.35	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on December 15, 2010).

10.36	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 3, 2011).

10.37	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of our Annual Report on Form 10-K for the year ended December 31, 2011).

10.38	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit Description

10.39	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.40	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.41	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on June 5, 2012).

10.42	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.43	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.44	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on March 13, 2013).

10.45	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.46	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.47	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 31, 2013).

10.48	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.49	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of our Current Report on Form 8-K filed on February 6, 2014).

10.50	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.51	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on December 15, 2010).

10.52	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.53	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.54	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.55	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.56	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on January 3, 2014).

10.58	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.59	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.60	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.61	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on January 7, 2013).

10.62	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 3, 2013).

10.63	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 6, 2014).

10.64	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.65	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on July 14, 2014).

10.66	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 14, 2011).

10.67	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on April 4, 2012).

10.68	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2012).

Exhibit Number	Exhibit Description

10.69	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 1, 2012).

10.70	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 31, 2012).

10.71	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on June 5, 2013).

10.72	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on September 5, 2013).

10.73	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.74	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.75	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on January 3, 2014).

10.76	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.77	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

10.78	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 24, 2014).

10.79	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.80	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on March 29, 2012).

10.81	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on May 30, 2012).

Exhibit Number	Exhibit Description

10.82	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 16, 2012).

10.83	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of our Annual Report on Form 10-K for the year ended December 31, 2012).

10.84	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.85	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.86	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.87	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on July 31, 2013).

10.88	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of our Current Report on Form 8-K filed on February 6, 2014).

10.89	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on May 30, 2012).

10.90	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on July 10, 2012).

10.91	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.92	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.93	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on October 3, 2012).

10.94	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.95	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.96	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.97	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on October 3, 2012).

10.98	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on November 26, 2012).

Exhibit Number	Exhibit Description

10.99	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.100	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.101	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.102	Amendment Number Four to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.103	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of our Current Report on Form 8-K filed on November 26, 2012).

10.104	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of our Current Report on Form 8-K filed on February 7, 2013).

10.105	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.106	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on August 19, 2013).

10.107	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of our Current Report on Form 8-K filed on February 7, 2013).

10.108	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.109	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of our Current Report on Form 8-K filed on February 7, 2013).

10.110	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.111	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of our Annual Report on Form 10-K for the year ended December 31, 2013).

10.112	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.113	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on January 3, 2014).

10.114	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

Exhibit Number	Exhibit Description

10.115	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on January 3, 2014).

10.116	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on February 24, 2014).

10.117	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 24, 2014).

10.118	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of our Current Report on Form 8-K filed on February 7, 2013).

10.119	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.120	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.121	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.122	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on February 6, 2014).

10.123	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K filed on February 6, 2014).

10.124	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K filed on February 6, 2014).

10.125	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K filed on February 6, 2014).

10.126	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K filed on February 6, 2014).

10.127	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of our Current Report on Form 8-K filed on February 6, 2014).

10.128	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of our Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of our Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.131	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of our Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.132	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.a., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K filed on July 14, 2014).

10.133	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K filed on July 14, 2014).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.