Form 10-Q
period 2014-09-30
PennyMac Mortgage Investment Trust
filed 2014-11-07
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 5, 2014
Common Shares of Beneficial Interest, $0.01 par value	74,139,570

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September  30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Cash	$46,487	$27,411

Short-term investments	37,452	92,398
Mortgage-backed securities at fair value pledged to secure assets sold under agreements to repurchase	267,885	197,401
Mortgage loans acquired for sale at fair value (includes $675,659 and $454,210 pledged to secure assets sold under agreements to repurchase)	688,850	458,137
Mortgage loans at fair value (includes $2,273,768 and $2,315,313 pledged to secure assets sold under agreements to repurchase)	2,561,911	2,600,317
Mortgage loans under forward purchase agreements at fair value pledged to secure borrowings under forward purchase agreements	—	218,128
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	187,368	138,723
Derivative assets	10,344	7,976
Real estate acquired in settlement of loans (includes $76,561 and $89,404 pledged to secure assets sold under agreements to repurchase)	275,185	138,942
Real estate acquired in settlement of loans under forward purchase agreements pledged to secure forward purchase agreements	—	9,138
Mortgage servicing rights (includes $57,871 and $26,452 carried at fair value)	345,848	290,572
Servicing advances	59,325	59,573
Due from PennyMac Financial Services, Inc.	4,311	6,009
Other assets	119,847	66,192

Total assets	$4,604,813	$4,310,917

LIABILITIES
Assets sold under agreements to repurchase	$2,416,686	$2,039,605
Borrowings under forward purchase agreements	—	226,580
Asset-backed secured financing of the variable interest entity at fair value	166,841	165,415
Exchangeable senior notes	250,000	250,000
Derivative liabilities	1,889	1,961
Accounts payable and accrued liabilities	80,493	71,561
Due to PennyMac Financial Services, Inc.	21,420	18,636
Income taxes payable	66,208	59,935
Liability for losses under representations and warranties	13,235	10,110

Total liabilities	3,016,772	2,843,803

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 74,139,570 and 70,458,082 common shares, respectively	741	705
Additional paid-in capital	1,470,189	1,384,468
Retained earnings	117,111	81,941

Total shareholders’ equity	1,588,041	1,467,114

Total liabilities and shareholders’ equity	$4,604,813	$4,310,917

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entity (“VIE”) included in total assets and liabilities (the assets of the VIE can only be used to settle liabilities of the VIE):

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Mortgage loans at fair value	$530,809	$523,652
Other assets - interest receivable	1,675	1,584

	$532,484	$525,236

LIABILITIES
Asset-backed secured financing at fair value	$166,841	$165,415
Accounts payable and accrued expenses - interest payable	484	497

	$167,325	$165,912

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net investment income
Net gain on mortgage loans acquired for sale	$9,509	$11,031	$29,702	$84,748
Loan origination fees	6,447	4,559	13,288	14,784
Net interest income:
Interest income:
From nonaffiliates	37,659	35,278	119,522	78,950
From PennyMac Financial Services, Inc.	3,577	—	9,578	—

	41,236	35,278	129,100	78,950
Interest expense	22,020	19,497	63,660	44,877

	19,216	15,781	65,440	34,073

Net gain on investments:
From nonaffiliates	77,786	49,057	203,943	159,871
From PennyMac Financial Services, Inc.	(7,396)	29	(17,834)	29

	70,390	49,086	186,109	159,900
Net loan servicing fees	10,533	6,659	26,712	20,562
Results of real estate acquired in settlement of loans	(11,926)	(2,295)	(23,900)	(7,477)
Other	2,361	1,241	6,330	2,841

Net investment income	106,530	86,062	303,681	309,431

Expenses
Expenses payable to PennyMac Financial Services, Inc.:
Loan fulfillment fees	15,497	18,327	36,832	68,625
Loan servicing fees	12,325	10,738	41,096	27,251
Management fees	9,623	8,539	26,609	23,486
Professional services	1,927	2,149	6,348	5,872
Compensation	1,843	2,292	6,668	5,819
Other	7,384	7,955	18,604	18,472

Total expenses	48,599	50,000	136,157	149,525

Income before provision for income taxes	57,931	36,062	167,524	159,906
Provision for (benefit from) income taxes	2,982	(3,639)	(509)	12,412

Net income	$54,949	$39,701	$168,033	$147,494

Earnings per share
Basic	$0.74	$0.61	$2.28	$2.40
Diluted	$0.69	$0.57	$2.13	$2.29
Weighted-average shares outstanding
Basic	74,140	64,405	73,254	60,809
Diluted	82,832	73,121	81,978	65,898
Dividends declared per share	$0.61	$0.57	$1.79	$1.71

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
	(in thousands)
Balance at December 31, 2012	58,904	$589	$1,129,858	$70,889	$1,201,336
Net income	—	—	—	147,494	147,494
Share-based compensation	249	3	4,063	—	4,066
Dividends, $1.71 per share	—	—	—	(107,405)	(107,405)
Proceeds from offerings of common shares	11,300	113	261,482	—	261,595
Underwriting and offering costs	—	—	(12,321)	—	(12,321)

Balance at September 30, 2013	70,453	$705	$1,383,082	$110,978	$1,494,765

Balance at December 31, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	168,033	168,033
Share-based compensation	235	2	4,354	—	4,356
Dividends, $1.79 per share	—	—	—	(132,863)	(132,863)
Proceeds from offerings of common shares	3,447	34	82,419	—	82,453
Underwriting and offering costs	—	—	(1,052)	—	(1,052)

Balance at September 30, 2014	74,140	$741	$1,470,189	$117,111	$1,588,041

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$168,033	$147,494
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(29,702)	(84,748)
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing	(905)	—
Capitalization of interest on mortgage loans at fair value	(40,805)	(25,017)
Accrual of interest on excess servicing spread	(9,578)	—
Amortization of credit facility commitment fees and debt issuance costs	7,298	6,280
(Reversal) accrual of costs related to forward purchase agreements	(168)	3,420
Net gain on investments	(186,109)	(164,763)
Change in fair value, amortization and impairment of mortgage servicing rights	30,285	17,200
Results of real estate acquired in settlement of loans	23,900	7,477
Share-based compensation expense	4,356	4,066
Purchases of mortgage loans acquired for sale at fair value	(20,759,885)	(25,984,356)
Purchases of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(4,955)	(12,339)
Sales of mortgage loans acquired for sale at fair value to nonaffiliates	8,534,637	13,229,726
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	11,947,251	12,429,698
Increase in servicing advances	(14,347)	(13,051)
Decrease in due from PennyMac Financial Services, Inc.	2,163	4,716
Increase in other assets	(70,252)	(12,472)
Increase (decrease) in accounts payable and accrued liabilities	6,038	(12,434)
Increase in payable to PennyMac Financial Services, Inc.	3,076	8,414
Increase in income taxes payable	6,273	18,524

Net cash used by operating activities	(383,396)	(432,165)

Cash flows from investing activities
Net decrease (increase) in short-term investments	54,946	(41,919)
Purchases of mortgage-backed securities at fair value	(73,922)	(199,558)
Repayments of mortgage-backed securities at fair value	9,830	—
Purchase of Agency debt security	—	(12,000)
Purchases of mortgage loans at fair value	(283,017)	(779,015)
Sales and repayments of mortgage loans at fair value	532,375	193,914
Repayments of mortgage loans under forward purchase agreements at fair value	6,413	8,000
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(82,646)	(2,828)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	25,280	—
Settlements of derivative financial instruments	(7,879)	—
Purchase of real estate acquired in settlement of loans	(3,049)	(82)
Sales of real estate acquired in settlement of loans	124,794	98,103
Sales of real estate acquired in settlement of loans under forward purchase agreements	5,365	65
Purchase of mortgage servicing rights	—	(1,881)
Sale of mortgage servicing rights	137	—
Increase in margin deposits and restricted cash	(350)	(22,314)

Net cash provided (used) by investing activities	308,277	(759,515)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash flows from financing activities
Sales of assets under agreement to repurchase	26,109,117	25,827,489
Repurchases of assets sold under agreements to repurchase	(25,732,035)	(25,103,532)
Repayments of borrowings under forward purchase agreements	(227,866)	(18,618)
Issuance of asset-backed secured financing at fair value	—	170,008
Payment of asset-backed secured financing at fair value	(6,161)	—
Issuance of exchangeable senior notes	—	250,000
Payment of exchangeable senior notes issuance costs	—	(7,425)
Issuance of common shares	82,453	261,595
Payment of common share underwriting and offering costs	(1,052)	(12,321)
Payment of contingent underwriting fees payable	(1,295)	(1,803)
Payment of dividends	(128,966)	(107,405)

Net cash provided by financing activities	94,195	1,257,988

Net increase in cash	19,076	66,308
Cash at beginning of period	27,411	33,756

Cash at end of period	$46,487	$100,064

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

The Company operates in two segments: correspondent production and investment activities:

•	The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”), both indirect subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, real estate acquired in settlement of loans (“REO”), MBS, mortgage servicing rights (“MSRs”) and excess servicing spread (“ESS”). The Company seeks to maximize the value of its acquired distressed mortgage loans through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“U.S. GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “ASC”) and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by U.S. GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”). Intercompany accounts and transactions have been eliminated.

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

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$—	$580,822	$284,403	$1,024,404
REO	—	3,597	3,117	3,686

	$—	$584,419	$287,520	$1,028,090

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$—	$—	$26,737	$443,183
REO	—	3,597	68	3,686

	$—	$3,597	$26,805	$446,869

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	September 30, 2014	December 31, 2013
	(in thousands)

Mortgage loans at fair value	$974,402	$1,138,131
Mortgage loans under forward purchase agreements at fair value	—	218,128
REO	114,195	84,726
REO under forward purchase agreements	—	8,705

	$1,088,597	$1,449,690

Total holdings of mortgage loans and REO	$2,837,096	$2,966,525

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

The Company recognized these assets and related obligations as of the dates of the agreements and recognizes all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows include the following amounts related to the forward purchase agreements:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Statements of income:
Interest income	$—	$1,197	$3,584	$1,457
Interest expense	$—	$1,763	$2,364	$2,013
Net gain on investments	$—	$8,378	$803	$7,688
Net loan servicing fees	$—	$—	$517	$—
Results of REO	$—	$(41)	$(473)	$(41)
Statements of cash flows:
Repayments of mortgage loans	$—	$8,000	$6,413	$8,000
Sales of REO	$—	$65	$5,365	$65
Repayments of borrowings under forward purchase agreements	$—	$(18,618)	$(227,866)	$(18,618)

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Following is a summary of correspondent production activity between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)

Loan fulfillment fees payable to PFSI	$15,497	$18,327	$36,832	$68,625
Unpaid principal balance of loans fulfilled by PFSI	$3,677,613	$3,681,771	$8,588,955	$12,792,482

Sourcing fees received from PFSI	$1,384	$1,204	$3,401	$3,563
Fair value of loans sold to PFSI	$4,861,392	$4,147,535	$11,947,251	$12,429,698

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PFSI	$59,719	$273,007

Following is a summary of mortgage loan servicing fees payable to PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$28	$62	$74	$231
Activity-based	35	77	112	260

	63	139	186	491

Distressed mortgage loans:
Base	4,679	4,166	14,620	11,737
Activity-based	4,076	3,414	16,208	7,739

	8,755	7,580	30,828	19,476

MSRs:
Base	3,459	2,911	9,930	7,037
Activity-based	48	108	152	247

	3,507	3,019	10,082	7,284

	$12,325	$10,738	$41,096	$27,251

Following is a summary of the base management and performance incentive fees payable to PFSI recorded by the Company:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Management fee:
Base	$6,033	$5,104	$17,392	$14,043
Performance incentive	3,590	3,435	9,217	9,443

	$9,623	$8,539	$26,609	$23,486

In the event of termination of the management agreement between the Company and PFSI, PFSI may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PFSI, in each case during the 24-month period before termination.

Following is a summary of investment activity between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Purchases of excess servicing spread	$9,253	$2,828	$82,646	$2,828
Interest income from excess servicing spread	$3,577	$—	$9,578	$—
Net (loss) gain on excess servicing spread purchased from PFSI at fair value	($7,396)	$29	($17,834)	29
Excess servicing spread recapture recognized	$2,143	$—	$6,558	$—
MSR recapture recognized	$—	$86	$9	$586

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the quarter and nine months ended September 30, 2014, the Company paid $256,000 and $292,000 to PCM.

The Company has also agreed to pay the IPO underwriters an amount to which it agreed at the time of the offering if the Company satisfies certain performance measures over a specified period. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarter and nine months ended September 30, 2014, the Company paid $615,000 and $1.0 million to the underwriters, respectively.

In the event the termination fee is payable to PCM under the management agreement and PCM and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amounts will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

The Company reimburses PFSI and its affiliates for other expenses, including common overhead expenses and other expenses incurred on its behalf by PFSI, in accordance with the terms of its management agreement as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Reimbursement of:
Common overhead incurred by PFSI	$2,912	$2,552	$8,181	$8,359
Expenses incurred on the Company’s behalf	122	1,934	671	3,767

	$3,034	$4,486	$8,852	$12,126

Payments and settlements during the period (1)	$31,621	$29,315	$72,975	$94,606

(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PFSI.

Amounts due to PFSI are summarized below:

	September 30, 2014	December 31, 2013
	(in thousands)
Management fees	$9,623	$8,924
Servicing fees	6,942	5,915
Allocated expenses	3,360	2,009
Contingent underwriting fees	1,495	1,788

	$21,420	$18,636

Amounts due from PFSI totaled $4.3 million and $6.0 million at September 30, 2014 and December 31, 2013, respectively. At September 30, 2014, the balance represents payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled MSR and ESS recaptures.

PFSI held 75,000 of the Company’s common shares at both September 30, 2014 and December 31, 2013.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$54,949	$39,701	$168,033	$147,494
Effect of participating securities—share-based compensation awards	(305)	(374)	(1,360)	(1,656)

Net income attributable to common shareholders	$54,644	$39,327	$166,673	$145,838

Weighted-average shares outstanding	74,140	64,405	73,254	60,809

Basic earnings per share	$0.74	$0.61	$2.28	$2.40

Diluted earnings per share:
Net income	$54,949	$39,701	$168,033	$147,494
Interest on Notes, net of income taxes	2,081	2,075	6,237	3,457

Net income attributable to diluted shareholders	$57,030	$41,776	$174,270	$150,951

Weighted-average shares outstanding	74,140	64,405	73,254	60,809
Potentially dilutive securities:
Shares issuable pursuant exchange of the Notes	8,401	8,379	8,401	4,726
Shares issuable under share-based compensation plan	291	337	323	363

Diluted weighted-average number of shares outstanding	82,832	73,121	81,978	65,898

Diluted earnings per share	$0.69	$0.57	$2.13	$2.29

Note 5—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its loan transfer and financing activities. These entities are classified as variable interest entities (“VIEs”) for accounting. The Company has segregated its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers that are accounted for as sales where PMT maintains continuing involvement with the mortgage loans as well as unpaid principal balance information at period end:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash flows:
Proceeds from sales	$3,745,193	$4,185,246	$8,534,637	13,229,726
Servicing fees received (1)	$17,797	$14,107	$52,704	$35,015
Period end information:
Unpaid principal balance of mortgage loans outstanding	$32,134,609	$23,717,643
Unpaid principal balance of delinquent mortgage loans:
30-89 days delinquent	$87,374	$50,746
90 or more days delinquent
Not in foreclosure	20,708	4,812
In foreclosure or bankruptcy	11,583	3,292

	32,291	8,104

	$119,665	$58,850

(1)	Net of guarantee fees.

Consolidated VIE

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned VIE issued $537.0 million in certificates backed by fixed-rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. Management concluded that the Company is the primary beneficiary of the VIE and, as a result, the Company consolidates the VIE. Consolidation of the VIE results in the securitized mortgage loans remaining on the consolidated balance sheets of the Company and the certificates issued by the VIE to nonaffiliates being accounted for as secured financing. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of repayment of the certificates.

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

	September 30, 2014			December 31, 2013
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$830	$—	$830	$272	$—	$272
MBS call options	239	—	239	—	—	—
Forward purchase contracts	4,614	—	4,614	1,229	—	1,229
Forward sale contracts	1,142	—	1,142	16,385	—	16,385
Treasury future sale contracts	857	—	857	—	—	—
Put options on Eurodollar futures	422	—	422	566	—	566
Call options on Eurodollar futures	666	—	666	—	—	—
Netting	—	(3,938)	(3,938)	—	(12,986)	(12,986)

	8,770	(3,938)	4,832	18,452	(12,986)	5,466
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	5,512	—	5,512	2,510	—	2,510

	$14,282	$(3,938)	$10,344	$20,962	$(12,986)	$7,976

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for netting.

	September 30, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$5,512	$—	$—	$5,512	$2,510	$—	$—	$2,510
RJ O’Brien	1,664	—	—	1,664	566	—	—	566
Bank of America, N.A.	1,170	—	—	1,170	1,024	—	—	1,024
JP Morgan	617	—	—	617	—			—
Credit Suisse First Boston Mortgage Capital LLC	370	—	—	370	196	—	—	196
Nomura	266	—	—	266	273			273
Other	745	—	—	745	3,407	—	—	3,407

Total	$10,344	$—	$—	$10,344	$7,976	$—	$—	$7,976

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for netting.

	September 30, 2014			December 31, 2013
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)

Derivatives subject to master netting arrangements:
Forward purchase contracts	$478	$—	$478	$7,420	$—	$7,420
Forward sales contracts	5,272	—	5,272	1,295	—	1,295
Netting	—	(3,982)	(3,982)	—	(8,015)	(8,015)

	5,750	(3,982)	1,768	8,715	(8,015)	700

Derivatives not subject to master netting arrangements:
Interest rate lock commitments	121	—	121	1,261	—	1,261

	5,871	(3,982)	1,889	9,976	(8,015)	1,961

Assets sold under agreements to repurchase	2,416,686	—	2,416,686	2,039,605	—	2,039,605

	$2,422,557	$(3,982)	$2,418,575	$2,049,581	$(8,015)	$2,041,566

Derivative Liabilities, Financial Liabilities and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance to qualify for netting. All assets sold under agreements to repurchase represent sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	September 30, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$121	$—	$—	$121	$1,261	$—	$—	$1,261
Morgan Stanley Bank, N.A.	156,702	(156,157)	—	545	30,226	(30,226)	—	—
Bank of Oklahoma	244	—	—	244	—	—	—	—
Daiwa Capital Markets	129,887	(129,682)	—	205	132,525	(132,525)	—	—
Fannie Mae Capital Markets	196	—		196	—	—		—
Citibank	766,578	(766,476)	—	102	945,015	(944,856)	—	159
Credit Suisse First Boston Mortgage Capital LLC	685,521	(685,521)	—	—	523,546	(523,546)	—	—
Bank of America, N.A.	459,728	(459,728)	—	—	408,452	(408,452)	—	—
RBS Securities Inc.	219,122	(219,122)	—	—	—	—	—	—
Other	476	—	—	476	541	—	—	541

Total	$2,418,575	$(2,416,686)	$—	$1,889	$2,041,566	$(2,039,605)	$—	$1,961

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

For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, management concluded that such assets present different risks to the Company than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Management’s risk management efforts relating to MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5% are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. Management has identified these assets to be accounted for using the amortization method.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$37,452	$—	$—	$37,452
Mortgage-backed securities at fair value	—	267,885	—	267,885
Mortgage loans acquired for sale at fair value	—	688,850	—	688,850
Mortgage loans at fair value	—	530,809	2,031,102	2,561,911
Excess servicing spread purchased from PFSI	—	—	187,368	187,368
Derivative assets:
Interest rate lock commitments	—	—	5,512	5,512
MBS put options	—	830	—	830
MBS call options	—	239	—	239
Forward purchase contracts	—	4,614	—	4,614
Forward sales contracts	—	1,142	—	1,142
Treasury futures	—	857	—	857
Put options on Eurodollar futures	—	422	—	422
Call options on Eurodollar futures	—	666	—	666

Total derivative assets before netting before netting	—	8,770	5,512	14,282
Netting (1)	—	(3,938)	—	(3,938)

Total derivative assets after netting	—	4,832	5,512	10,344

Mortgage servicing rights at fair value	—	—	57,871	57,871

	$37,452	$1,492,376	$2,281,853	$3,811,681

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$166,841	$—	$166,841
Derivative liabilities:
Interest rate lock commitments	—	—	121	121
Forward purchase contracts	—	478	—	478
Forward sales contracts	—	5,272	—	5,272

Total derivative liabilities before netting	—	5,750	121	5,871
Netting (1)	—	(3,982)	—	(3,982)

Total derivative liabilities after netting	—	1,768	121	1,889

Total liabilities	$—	$168,609	$121	$168,730

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$92,398	$—	$—	$92,398
Mortgage-backed securities at fair value	—	197,401	—	197,401
Mortgage loans acquired for sale at fair value	—	458,137	—	458,137
Mortgage loans at fair value	—	523,652	2,076,665	2,600,317
Mortgage loans under forward purchase agreements at fair value	—	—	218,128	218,128
Excess servicing spread purchased from PFSI	—	—	138,723	138,723
Derivative assets:
Interest rate lock commitments	—	—	2,510	2,510
MBS put options	—	272	—	272

Forward purchase contracts	—	1,229	—	1,229
Forward sales contracts	—	16,385	—	16,385
Options on Eurodollar futures	—	566	—	566

Total derivative assets	—	18,452	2,510	20,962
Netting (1)	—	(12,986)	—	(12,986)

Total derivative assets after netting	—	5,466	2,510	7,976

Mortgage servicing rights at fair value	—	—	26,452	26,452

	$92,398	$1,184,656	$2,462,478	$3,739,532

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$165,415	$—	$165,415
Derivative liabilities:
Interest rate lock commitments	—	—	1,261	1,261

Forward purchase contracts	—	7,420	—	7,420
Forward sales contracts	—	1,295	—	1,295

Total derivative liabilities	—	8,715	1,261	9,976
Netting (1)	—	(8,015)	—	(8,015)

Total derivative liabilities	—	700	1,261	1,961

Total liabilities	$—	$166,115	$1,261	$167,376

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended September 30, 2014
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments(1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2014	$2,156,501	$190,244	$11,087	$46,802	$2,404,634
Purchases	—	9,253	—	—	9,253
Repayments and sales	(126,413)	(8,786)	—	(137)	(135,336)
Accrual of interest	—	3,577	—	—	3,577
ESS received pursuant to a recapture agreement with PFSI	—	2,619	—	—	2,619
Interest rate lock commitments issued, net	—	—	14,046	—	14,046
Capitalization of interest	10,451	—	—	—	10,451
Servicing received as proceeds from sales of mortgage loans	—	—	—	12,812	12,812
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	13,850	—			13,850
Other factors	67,446	(9,539)	843	(1,606)	57,144

	81,296	(9,539)	843	(1,606)	70,994

Transfers of mortgage loans to REO	(90,733)	—	—	—	(90,733)
Transfers of interest rate lock commitments to mortgage loans acquired for sale at fair value	—	—	(20,585)	—	(20,585)

Balance, September 30, 2014	$2,031,102	$187,368	$5,391	$57,871	$2,281,732

Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$70,713	$(9,539)	$5,391	$(1,606)	$64,959

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Quarter ended September 30, 2013
	Mortgage loans at fair value	Agency Debt	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2013	$1,309,765	$—	$242,531	$—	$(16,967)	$1,827	$1,537,156
Purchases	579,260	12,000	1,710	2,828	—	1,696	597,494
Repayments	(59,404)	—	(8,000)	—	—	—	(67,404)
Interest rate lock commitments issued, net	—	—	—	—	16,299	—	16,299
Capitalization of interest	13,203	—	—	—	—	—	13,203
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	7,939	7,939
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	18,732	—	69	—			18,801
Other factors	20,876	578	8,309	29	4,841	(465)	34,168

	39,608	578	8,378	29	4,841	(465)	52,969

Transfers of mortgage loans under forward purchase agreements to mortgage loans	13,018	—	(13,018)	—			—
Transfers of mortgage loans to REO	(46,794)	—	—	—			(46,794)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(3,515)	—			(3,515)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	7,273	—	7,273

Balance, September 30, 2013	$1,848,656	$12,578	$228,086	$2,857	$11,446	$10,997	$2,114,620

Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$33,062	$578	$6,949	$29	$11,446	$(465)	$51,599

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Nine months ended September 30, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	283,017	1,386	82,646	—	—	367,049
Repayments and sales	(513,843)	(6,413)	(25,280)	—	(137)	(545,673)
Accrual of interest	—	—	9,578	—	—	9,578
ESS received pursuant to a recapture agreement with PFSI	—	—	6,093	—	—	6,093
Interest rate lock commitments issued, net	—	—	—	45,800	—	45,800
Capitalization of interest	39,005	1,800	—	—	—	40,805
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	39,954	39,954
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	54,612	2,269	—			56,881
Other factors	139,393	(1,466)	(24,392)	12,837	(8,398)	117,974

	194,005	803	(24,392)	12,837	(8,398)	174,855

Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—	—	—	—
Transfers of mortgage loans to REO	(253,649)	—	—	—	—	(253,649)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,802)	—	—	—	(9,802)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(54,495)	—	(54,495)

Balance, September 30, 2014	$2,031,102	$—	$187,368	$5,391	$57,871	$2,281,732

Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$126,773	$—	$(24,392)	$5,391	$(8,398)	$99,374

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Nine months ended September 30, 2013
	Mortgage loans at fair value	Agency Debt	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2013	$1,189,971	$—	$—	$—	$19,479	$1,346	$1,210,796
Purchases	779,746	12,000	245,020	2,828	—	1,881	1,041,475
Repayments	(194,645)	—	(8,000)	—	—	—	(202,645)
Interest rate lock commitments issued, net	—	—	—	—	71,195	—	71,195
Capitalization of interest	25,017	—	—	—	—	—	25,017
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	8,043	8,043
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	31,176	—	69	—			31,245
Other factors	119,935	578	7,619	29	(25,831)	(273)	102,057

	151,111	578	7,688	29	(25,831)	(273)	133,302

Transfers of mortgage loans under forward purchase agreements to mortgage loans	13,018	—	(13,018)	—			—
Transfers of mortgage loans to REO	(115,562)	—	—	—			(115,562)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(3,604)	—			(3,604)
Transfers of interest rate lock commitments to mortgage loans	—	—	—	—	(53,397)	—	(53,397)

Balance, September 30, 2013	$1,848,656	$12,578	$228,086	$2,857	$11,446	$10,997	$2,114,620

Changes in fair value recognized during the period relating to assets still held at September 30, 2013	$102,843	$578	$6,106	$29	$11,446	$(273)	$120,729

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value):

	September 30, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$688,850	$664,540	$24,310
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	—	—	—

	688,850	664,540	24,310

Mortgage loans at fair value:
Current through 89 days delinquent	1,122,391	1,371,396	(249,005)
90 or more days delinquent (1)
Not in foreclosure	558,095	860,281	(302,186)
In foreclosure	881,425	1,339,090	(457,665)

	1,439,520	2,199,371	(759,851)

	2,561,911	3,570,767	(1,008,856)

	$3,250,761	$4,235,307	$(984,546)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$457,968	$447,224	$10,744
90 or more days delinquent (1)
Not in foreclosure	169	162	7
In foreclosure	—	—	—

	169	162	7

	458,137	447,386	10,751

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	1,170,918	1,506,175	(335,257)
90 or more days delinquent (1)
Not in foreclosure	738,043	1,190,403	(452,360)
In foreclosure	909,484	1,493,644	(584,160)

	1,647,527	2,684,047	(1,036,520)

	2,818,445	4,190,222	(1,371,777)

	$3,276,582	$4,637,608	$(1,361,026)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	108	(821)	—	(713)
Mortgage loans acquired for sale at fair value	19,977	—	—	—	19,977
Mortgage loans at fair value	—	385	78,717	—	79,102
Mortgage loans under forward purchase agreements at fair value	—	—	—	—	—
Excess servicing spread at fair value	—	—	(7,396)	—	(7,396)
Mortgage servicing rights at fair value	—	—	—	(1,606)	(1,606)

	$19,977	$493	$70,500	$(1,606)	$89,364

Liabilities:
Asset-backed secured financing at fair value	$—	$(124)	$696	$—	$572

	$—	$(124)	$696	$—	$572

	Quarter ended September 30, 2013
	Net loss on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	5,356	—	5,356
Agency debt securities	—	—	578	—	578
Mortgage loans acquired for sale at fair value	(14,519)	—	—	—	(14,519)
Mortgage loans at fair value	—	—	39,608	—	39,608
Mortgage loans under forward purchase agreements at fair value	—	—	8,378	—	8,378
Excess servicing spread at fair value	—	—	29	—	29
Mortgage servicing rights at fair value	—	—	—	(465)	(465)

	$(14,519)	$—	$53,949	$(465)	$38,965

	Nine months ended September 30, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	296	6,096	—	6,392
Mortgage loans acquired for sale at fair value	69,812	—	—	—	69,812
Mortgage loans at fair value	—	938	218,912	—	219,850
Mortgage loans under forward purchase agreements at fair value	—	—	803	—	803
Excess servicing spread at fair value	—	—	(17,834)	—	(17,834)
Mortgage servicing rights at fair value	—	—	—	(8,398)	(8,398)

	$69,812	$1,234	$207,977	$(8,398)	$270,625

Liabilities:
Asset-backed secured financing at fair value	$—	$(328)	$(7,258)	$—	$(7,586)

	$—	$(328)	$(7,258)	$—	$(7,586)

	Nine months ended September 30, 2013
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	—	5,356	—	5,356
Mortgage loans acquired for sale at fair value	(46,699)	—	—	—	(46,699)
Mortgage loans at fair value	—	—	151,111	—	151,111
Agency debt securities	—	—	578	—	578
Mortgage loans under forward purchase agreements at fair value	—	—	7,689	—	7,689
Excess servicing spread at fair value	—	—	29	—	29
Mortgage servicing rights at fair value	—	—	—	—	—

	$(46,699)	$—	$164,763	$—	$118,064

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)

Real estate asset acquired in settlement of loans	$—	$—	$138,558	$138,558
Mortgage servicing rights at lower of amortized cost or fair value	—	—	78,176	78,176

	$—	$—	$216,734	$216,734

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)

Real estate asset acquired in settlement of loans	$—	$—	$63,043	$63,043
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	7,760	7,760
Mortgage servicing rights at lower of amortized cost or fair value	—	—	184,067	184,067

	$—	$—	$254,870	$254,870

The following table summarizes the net losses recognized during the period on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Real estate asset acquired in settlement of loans	$(14,242)	$(4,554)	$(24,027)	$(8,191)
Real estate asset acquired in settlement of loans under forward purchase agreements	$—	$(29)	$—	$(29)
Mortgage servicing rights at lower of amortized cost or fair value	602	(212)	(2,249)	3,495

	$(13,640)	$(4,795)	$(26,276)	$(4,725)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured by cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or management receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the assets’ fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into pools with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3% and 4.5% and a single pool for mortgage loans with interest rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools is below the amortized cost of the MSRs reduced by the existing valuation allowance for that pool, those MSRs are impaired.

When MSRs are impaired, the impairment is recognized in current-period income and the carrying value of the MSRs is adjusted using a valuation allowance. If the fair value of the MSRs subsequently increases, the increase in fair value is recognized in current period income only to the extent of the valuation allowance for the respective impairment stratum.

Management periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When management deems recovery of value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

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

Cash is measured using Level 1 inputs. The Company’s Assets sold under agreements to repurchase and Borrowings under forward purchase agreements are carried at amortized cost. The Company has classified these financial instruments as “Level 3” financial statement items as of September 30, 2014 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Notes are carried at amortized cost. The fair value of the Notes at September 30, 2014 and December 31, 2013 was $244.0 million and $238.4 million, respectively. The fair value of the Notes is estimated using a broker indication of value. The Company has classified the Notes as “Level 3” financial statement items as of September 30, 2014 due to the lack of current market activity and the use of broker’s indication of value to estimate the instrument’s fair values.

Valuation Techniques and Inputs

Most of the Company’s financial assets and a portion of its liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of those items are “Level 3” financial statement items which require the use of significant unobservable inputs in the estimation of the assets’ and liabilities’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair value of “Level 3” financial statement items, PFSI has assigned the estimating of fair value of these assets to PFSI’s specialized staff and subjects the valuation process to significant executive management oversight. PFSI’s Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures, estimates the fair value of “Level 3” financial instruments and MSRs.

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

The following describes the valuation techniques and assumptions used in estimating the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities

The Company’s MBS securities presently include Agency and senior non-agency MBS, Agency and senior non-Agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency and senior non-Agency MBS is estimated based on quoted market prices for similar securities.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” financial statement items. The fair values of mortgage loans acquired for sale at fair value are estimated using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value held outside the VIE and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type or contracted selling price, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.

The valuation process includes the computation by stratum of the fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to PFSI’s valuation committee as part of its review and approval of monthly valuation results.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value:

Key inputs	September 30, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate
Range	5.4% – 15.0%	8.7% – 16.9%
Weighted average	8.9%	12.7%

Twelve-month projected housing price index change
Range	4.0% – 5.1%	2.5% – 4.3%
Weighted average	4.8%	3.7%

Prepayment speed (1)
Range	0.0% – 7.4%	0.0% – 3.9%
Weighted average	3.0%	2.0%

Total prepayment speed (2)
Range	0.0% – 27.5%	0.3% – 33.9%
Weighted average	21.6%	24.3%

Mortgage loans under forward purchase agreements
Discount rate
Range	—	9.5% – 13.5%
Weighted average	—	11.9%

Twelve-month projected housing price index change
Range	—	3.3% – 4.2%
Weighted average	—	3.8%

Prepayment speed (1)
Range	—	1.1% – 2.9%
Weighted average	—	2.2%

Total prepayment speed (2)
Range	—	13.4% – 27.9%
Weighted average	—	22.8%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PennyMac Financial Services, Inc.

The Company categorizes ESS as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include prepayment speed and discount rate. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the ESS, thereby reducing the fair value of ESS. Reductions in the fair value of ESS affect income primarily through change in fair value.

Interest income for ESS is accrued using the interest method, based upon the expected interest yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in Interest income which is recorded in Interest income. Changes to expected cash flows result in a change to fair value that is recognized in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	September 30, 2014	December 31, 2013
Unpaid principal balance of underlying mortgage loans (in thousands)	$27,702,102	$20,512,659
Average servicing fee rate (in basis points)	31	32
Average ESS rate (in basis points)	16	16
Pricing spread (1)
Range	1.7% - 11.8%	2.8% - 14.4%
Weighted average	5.0%	5.4%

Life (in years)
Range	0.4 - 7.3	0.9 - 8.0
Weighted average	5.8	6.1

Annual total prepayment speed (2)
Range	7.6% - 72.4%	7.7% - 48.6%
Weighted average	10.8%	9.7%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these assumptions are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	September 30, 2014	December 31, 2013
Pull-through rate
Range	49.8% - 98.0%	64.8% - 98.0%
Weighted average	83.5%	86.4%
MSR value expressed as:
Servicing fee multiple
Range	1.6 - 5.2	1.4 - 5.1
Weighted average	3.9	4.1

Percentage of unpaid principal balance
Range	0.4% - 2.5%	0.4% - 1.3%
Weighted average	1.0%	1.0%

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the interest rate options and futures it purchases and sells based on observed interest rate volatilities in the MBS market.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” financial statement item. Fair value of REO is established by using a current estimate of value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

REO values are reviewed by the Manager’s staff appraisers when the Company obtains multiple indications of value and there is a significant difference between the values received. PCM’s staff appraisers will attempt to resolve the difference between the indications of value. In circumstances where the appraisers are not able to generate adequate data to support a value conclusion, the staff appraisers will order an additional appraisal to determine the value.

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

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the loans underlying the MSRs, thereby reducing MSR fair value. Reductions in the fair value of MSRs affect income primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2014		2013
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$26,802	$12,812	$41,018	$7,939
Unpaid principal balance of underlying mortgage loans	$2,423,013	$1,234,028	$3,404,274	$707,891
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25

Pricing spread (1)
Range	6.5% – 17.5%	8.8% – 13.5%	5.4% – 13.9%	7.4% - 9.6%
Weighted average	8.5%	9.1%	6.3%	8.0%

Life (in years)
Range	1.4 - 7.3	2.8 - 7.3	2.9 - 6.9	3.8 - 6.9
Weighted average	6.6	7.1	6.3	6.8

Annual total prepayment speed (2)
Range	7.6% – 48.8%	8.0% – 30.4%	8.5% – 15.6%	8.8% - 20.7%
Weighted average	9.2%	9.7%	8.9%	9.8%

Annual per-loan cost of servicing
Range	$68 – $140	$68 – $140	$68 – $68	$68 - $68
Weighted average	$70	$70	$68	$68

	Nine months ended September 30,
	2014		2013
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$49,276	$39,954	$148,186	$8,043
Unpaid principal balance of underlying mortgage loans	$4,518,100	$3,784,142	$12,247,940	$717,877
Weighted-average annual servicing fee rate (in basis points)	25	25	26	25

Pricing spread (1)
Range	6.3% – 17.5%	8.5% - 13.5%	5.4% – 14.4%	7.4% - 14.4%
Weighted average	8.5%	9.1%	6.6%	8.0%

Life (in years)
Range	1.1 - 7.3	2.8 - 7.3	2.6 - 6.9	2.8 - 6.9
Weighted average	6.3	7.1	6.4	6.8

Annual total prepayment speed (2)
Range	7.6% – 56.4%	8.0% - 30.4%	8.5% – 23.6%	8.8% - 27.0%
Weighted average	9.7%	9.5%	9.0%	10.0%

Annual per-loan cost of servicing
Range	$68 – $140	$68 - $140	$68 – $140	$68 - $68
Weighted average	$69	$69	$68	$68

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	September 30, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on fair value amounts in thousands)

Carrying value	$287,977	$57,871	$264,120	$26,452

Key inputs:
Unpaid principal balance of underlying mortgage loans	$26,459,404	$5,803,275	$23,399,612	$2,393,321
Weighted-average annual servicing fee rate (in basis points)	26	25	26	26
Weighted-average note interest rate	3.77%	4.78%	3.68%	4.78%

Pricing spread (1) (2)
Range	6.3% – 17.5%	7.6% – 15.3%	6.3% – 17.5%	7.3% – 15.3%
Weighted average	7.3%	9.1%	6.7%	8.6%
Effect on fair value of a:
5% adverse change	$(5,718)	$(1,024)	$(5,490)	$(488)
10% adverse change	$(11,245)	$(2,013)	$(10,791)	$(959)
20% adverse change	$(21,759)	$(3,897)	$(20,861)	$(1,855)

Weighted average life (in years)
Range	1.3 - 7.2	2.4 - 7.2	1.3 - 7.3	2.8 - 7.3
Weighted average	6.4	7.0	6.7	7.2
Prepayment speed (1) (3)
Range	7.7% - 52.7%	8.0% - 32.7%	7.7% - 51.9%	8.0% - 20.0%
Weighted average	8.6%	10.1%	8.2%	8.9%
Effect on fair value of a:
5% adverse change	$(5,886)	$(1,396)	$(5,467)	$(568)
10% adverse change	$(11,589)	$(2,742)	$(10,765)	$(1,117)
20% adverse change	$(22,480)	$(5,288)	$(20,886)	$(2,160)

Annual per-loan cost of servicing
Range	$68 – $140	$68 – $140	$68 – $140	$68 – $140
Weighted average	$68	$69	$68	$68
Effect on fair value of a:
5% adverse change	$(1,905)	$(364)	$(1,695)	$(158)
10% adverse change	$(3,809)	$(729)	$(3,390)	$(316)
20% adverse change	$(7,619)	$(1,457)	$(6,780)	$(633)

(1)	The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	September 30, 2014		December 31, 2013
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Conventional:
Agency-eligible	$451,288	$434,584	$311,162	$304,749
Jumbo	177,843	173,174	34,615	35,050
Government-insured or guaranteed	59,719	56,782	112,360	107,587

	$688,850	$664,540	$458,137	$447,386

Loans pledged to secure assets sold under agreements to repurchase	$675,659		$454,210

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	September 30, 2014			December 31, 2013
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	838,948	$5,512	$121	557,343	$2,510	$1,261
Forward sales contracts	2,776,249	1,142	5,272	3,588,027	16,385	1,295
Forward purchase contracts	1,910,139	4,614	478	2,781,066	1,229	7,420
MBS put options	565,000	830	—	55,000	272	—
MBS call options	50,000	239	—	110,000	—	—
Eurodollar future sale contracts	6,262,000	—	—	8,779,000	—	—
Treasury future sale contracts	85,000	857	—	105,000	—	—
Call options on Eurodollar futures	355,000	666	—	—	—	—
Put options on Eurodollar futures	220,000	422	—	52,500	566	—

Total derivative instruments before netting		14,282	5,871		20,962	9,976
Netting		(3,938)	(3,982)		(12,986)	(8,015)

		$10,344	$1,889		$7,976	$1,961

Margin deposits with (collateral received from) derivatives counterparties		$44			$(4,971)

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs and inventory of mortgage loans acquired for sale:

	Quarter ended September 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended September 30, 2014
Forward purchase contracts	3,058,604	8,191,022	(9,339,487)	1,910,139
Forward sales contracts	4,185,633	11,620,826	(13,030,210)	2,776,249
MBS put option	270,000	375,000	(345,000)	300,000
MBS call option	25,000	55,000	(50,000)	30,000

	Quarter ended September 30, 2013
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended September 30, 2013
Forward purchase contracts	5,411,784	18,214,008	(21,291,203)	2,334,589
Forward sales contracts	7,728,066	21,440,627	(25,844,850)	3,323,843
MBS put options	460,000	180,000	(510,000)	130,000
MBS call options	725,000	300,000	(1,025,000)	—

	Nine months ended September 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Nine months ended September 30, 2014
Forward purchase contracts	2,781,066	26,555,921	(27,426,848)	1,910,139
Forward sales contracts	3,463,027	35,672,348	(36,359,126)	2,776,249
MBS put option	55,000	1,070,000	(825,000)	300,000
MBS call option	110,000	80,000	(160,000)	30,000

	Nine months ended September 30, 2013
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Nine months ended September 30, 2013
Forward purchase contracts	2,206,539	45,301,457	(45,173,407)	2,334,589
Forward sales contracts	4,266,983	58,817,165	(59,760,305)	3,323,843
MBS put options	495,000	3,205,000	(3,570,000)	130,000
MBS call options	—	2,200,000	(2,200,000)	—

The Company recorded net (losses) gains on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $(4.5) million and $3.1 million for the quarters ended September 30, 2014 and 2013, respectively, and $(44.0) million and $143.2 million for the nine months ended September 30, 2014 and 2013, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s MSRs:

	Quarter ended September 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended September 30, 2014
Forward purchase contracts	—	25,000	(25,000)	—
Forward sales contracts	—	50,000	(50,000)	—
MBS put option	25,000	165,000	(25,000)	165,000
MBS call option	70,000	20,000	(70,000)	20,000
Treasury future sale contracts	—	43,900	(43,900)	—
Treasury future purchase contracts	—	27,700	(27,700)	—
Put option on Eurodollar futures	40,000	325,000	(265,000)	100,000
Call option on Eurodollar futures	130,000	390,000	(275,000)	245,000

	Nine months ended September 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Nine months ended September 30, 2014
Forward purchase contracts	—	95,000	(95,000)	—
Forward sales contracts	—	110,000	(110,000)	—
MBS put option	—	190,000	(25,000)	165,000
MBS call option	—	150,000	(130,000)	20,000
Treasury future sale contracts	—	76,700	(76,700)	—
Treasury future purchase contracts	—	53,300	(53,300)	—
Put option on Eurodollar futures	—	690,000	(590,000)	100,000
Call option on Eurodollar futures	—	670,000	(425,000)	245,000

The Company recorded net (losses) gains on derivative financial instruments used as economic hedges of MSRs totaling $(653,000) and $0 for the quarters ended September 30, 2014 and 2013, respectively, and $3.5 million and $(2.0) million for the nine months ended September 30, 2014 and 2013, respectively. The derivative net (losses) gains are included in Net loan servicing fees in the Company’s consolidated statements of income.

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s net fair value changes of a portion of fixed-rate Mortgage loans at fair value held in a VIE and MBS securities at fair value and the related variable LIBOR rate repurchase agreement liabilities:

	Quarter ended September 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended September 30, 2014
Eurodollar future sale contracts	5,562,000	990,000	(290,000)	6,262,000
Eurodollar future purchase contracts	—	290,000	(290,000)	—
Treasury future sale contracts	85,000	110,600	(110,600)	85,000
Treasury future purchase contracts	—	110,600	(110,600)	—
Put options on Eurodollar futures	85,000	165,500	(130,500)	120,000
Call option on Eurodollar futures	100,000	190,000	(180,000)	110,000
MBS put option purchase contracts	97,500	100,000	(97,500)	100,000

	Quarter ended September 30, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended September 30, 2013
Eurodollar futures	—	19,152,000	(9,188,000)	9,964,000
Treasury futures	—	75,000	—	75,000
Options on Eurodollar futures	—	2,200,000	—	2,200,000

	Nine months ended September 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Nine months ended September 30, 2014
Eurodollar future sale contracts	8,779,000	1,452,000	(3,969,000)	6,262,000
Eurodollar future purchase contracts	—	3,287,000	(3,287,000)	—
Treasury future sale contracts	105,000	298,600	(318,600)	85,000
Treasury future purchase contracts	—	278,600	(278,600)	—
Put options on Eurodollar futures	52,500	362,500	(295,000)	120,000
Call option on Eurodollar futures	—	290,000	(180,000)	110,000
MBS put option purchase contracts	15,000	222,500	(137,500)	100,000

	Nine months ended September 30, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Nine months ended September 30, 2013
Eurodollar futures	—	19,152,000	(9,188,000)	9,964,000
Treasury futures	—	75,000	—	75,000
Options on Eurodollar futures	—	2,200,000	—	2,200,000

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities of $807,000 for the quarter ended September 30, 2014 and $14.6 million for the nine months ended September 30, 2014. The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities of $12.1 million for the quarter and nine months ended September 30, 2013. The derivative losses are included in Net gain on investments in the Company’s consolidated statements of income.

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	September 30, 2014		December 31, 2013
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$1,439,520	$2,199,371	$1,469,686	$2,415,446
Performing loans:
Fixed interest rate	303,569	432,358	310,607	475,568
Adjustable-rate mortgage (“ARM”)/hybrid	104,594	134,861	165,327	207,553
Interest rate step-up	183,263	279,244	130,906	215,702
Balloon	156	209	139	213

	591,582	846,672	606,979	899,036

Mortgage loans held in a VIE securing asset-backed financing
Fixed interest rate jumbo	530,809	524,725	523,652	543,257

	$2,561,911	$3,570,768	$2,600,317	$3,857,739

Mortgage loans at fair value pledged to secure borrowings at period end:
Assets sold under agreements to repurchase	$2,272,089		$2,314,324

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$1,679		$989

Mortgage loans held in a VIE securing an asset-backed financing	$530,809		$523,652

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value, excluding mortgage loans held in a VIE securing asset-backed financing:

Concentration	September 30, 2014	December 31, 2013
Portion of mortgage loans originated between 2005 and 2007	72%	72%
Percentage of fair value of mortgage loans with unpaid-principal-balance-to-current-property-value in excess of 100%	55%	61%
Percentage of mortgage loans secured by California real estate	21%	24%
Additional states contributing 5% or more of mortgage loans	New York Florida New Jersey	New York Florida New Jersey

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

	September 30, 2014		December 31, 2013
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$—	$—	$177,841	$268,600
Performing loans:
Fixed	—	—	19,292	29,496
ARM/hybrid	—	—	19,510	31,933
Interest rate step-up	—	—	1,485	2,455

	—	—	40,287	63,884

	$—	$—	$218,128	$332,484

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

	September 30, 2014	December 31, 2013
Portion of mortgage loans originated between 2005 and 2007	—	72%
Percentage of mortgage loans secured by California real estate	—	25%
Additional states contributing 5% or more of mortgage loans		New Jersey Washington New York Maryland

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$240,471	$88,682	$138,942	$88,078
Purchases	—	82	3,049	82
Transfers from mortgage loans at fair value and advances	94,530	48,154	268,677	116,957
Transfers from REO under forward purchase agreements	—	114	12,737	114
Results of REO:
Valuation adjustments, net	(15,639)	(5,012)	(32,912)	(16,079)
Gain on sale, net	3,713	2,759	9,485	8,644

	(11,926)	(2,253)	(23,427)	(7,435)
Proceeds from sales	(47,891)	(35,086)	(124,794)	(98,103)

Balance at end of period	$275,185	$99,693	$275,185	$99,693

At period end:

REO pledged to secure assets sold under agreements to repurchase	$56,702	$17,074

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$19,858	$50,796

Note 13—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$—	$89	$9,138	$—
Purchases	—	—	68	—
Transfers from mortgage loans under forward purchase agreements at fair value and advances	—	3,640	9,369	3,729
Transfers to REO	—	(114)	(12,737)	(114)
Results of REO under forward purchase agreements:
Valuation adjustments, net	—	(31)	(779)	(31)
Gain on sale, net	—	(10)	306	(10)

	—	(41)	(473)	(41)
Proceeds from sales	—	(65)	(5,365)	(65)

Balance at end of period	$—	$3,509	$—	$3,509

Note 14—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance at beginning of period	$46,802	$1,827	$26,452	$1,346
Additions:
Purchases	—	1,696	—	1,881
MSRs resulting from loan sales	12,812	7,939	39,954	8,043

Total additions	12,812	9,635	39,954	9,924

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	(106)	(366)	(4,974)	(64)
Other changes in fair value (2)	(1,500)	(99)	(3,424)	(209)

	(1,606)	(465)	(8,398)	(273)

Sales	(137)	—	(137)	—

Balance at end of period	$57,871	$10,997	$57,871	$10,997

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amortized Cost:
Balance at beginning of period	$274,110	$228,912	$266,697	$132,977
MSRs resulting from loan sales	26,802	41,018	49,276	148,186
Amortization	(8,109)	(7,200)	(23,170)	(18,433)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance at end of period	292,803	262,730	292,803	262,730

Valuation Allowance:
Balance at beginning of period	(5,428)	(3,839)	(2,577)	(7,547)
Reversals (additions)	602	(213)	(2,249)	3,495
Application of valuation allowance to write down MSRs with other-than-temporary impairment	—	—	—	—

Balance at end of period	(4,826)	(4,052)	(4,826)	(4,052)

MSRs, net	$287,977	$258,678	$287,977	$258,678

Estimated fair value at end of period	$312,196	$277,711

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using the assumptions made by management in its September 30, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by management.

12 months ending September 30,	Estimated MSR amortization
(in thousands)
2015	$29,606
2016	29,570
2017	28,092
2018	25,972
2019	23,490
Thereafter	156,073

Total	$292,803

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Contractually-specified servicing fees	$19,345	$13,687	$54,396	$34,158

Note 15— Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.13%	2.39%	2.18%	2.50%
Average balance	$2,501,816	$1,755,850	$2,186,135	$1,456,278
Total interest expense	$15,814	$13,464	$43,496	$34,990
Maximum daily amount outstanding	$2,815,572	$2,736,873	$2,700,586	$2,802,193

Period end:
Balance	$2,416,686	$1,980,058
Weighted-average interest rate	2.17%	2.14%
Available borrowing capacity:
Committed	$578,969	$1,359,746
Uncommitted	894,343	473,547

	$1,473,312	$1,833,293

Margin deposits placed with counterparties	$8,210	$3,201
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$262,378	$217,491
Mortgage loans acquired for sale at fair value	675,659	731,717
Mortgage loans at fair value	2,273,768	2,101,061
Real estate acquired in settlement of loans	76,561	67,870

	$3,288,366	$3,118,139

(1)	Excludes the amortization of commitment fees and issuance costs of $2.2 million and $7.4 million for the quarter and nine months ended September 30, 2014 and $2.7 million and $7.4 million for the quarter and nine months ended September 30, 2013, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by maturity date:

Remaining Maturity at September 30, 2014	Balance
(in thousands)
Within 30 days	$435,316
Over 30 to 90 days	859,651
Over 90 days to 180 days	429,498
Over 180 days to 1 year	692,221

$2,416,686

Weighted average maturity (in months)	4.5

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2014:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale Weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$188,099	February 12, 2015	October 31, 2014
Bank of America, N.A.	$42,719	December 29, 2014	January 30, 2015
Morgan Stanley	$10,063	November 19, 2014	December 18, 2014
The Royal Bank of Scotland Group	$94,810	—	February 17, 2015
Citibank, N.A.	$523,389	—	September 7, 2015

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Daiwa Capital Markets America Inc.	$7,048	November 2, 2014
Credit Suisse First Boston Mortgage Capital LLC	$11,936	October 19, 2014
Bank of America, N.A.	$4,397	October 14, 2014

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Operating Partnership of $700 million (net worth at September 30, 2014 was $1.6 billion, which includes PennyMac Holdings, LLC ( “PMH”) and PennyMac Corp. (“PMC”)), PMH of $250 million (net worth September 30, 2014 was $801 million), and PMC of $150 million (net worth September 30, 2014 was $351 million). These tangible net worth requirements limit the subsidiaries’ abilities to transfer funds to the Company.

Note 16—Asset-Backed Secured Financing of the Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed secured financing of the VIE:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Period end:
Fair Value	$166,841	$170,008
Interest rate	3.50%	3.50%
During the period:
Weighted-average fair value	$168,923	$1,853	$168,186	$625
Interest expense	$1,584	$—	$4,762	$—
Weighted-average effective interest rate	3.67%	—	3.73%	—

The Asset-backed secured financing of the variable interest entity is a non-recourse liability and secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 17—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Notes due May 1, 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of the Company at a rate of 33.6041 common shares per $1,000 principal amount of the Notes, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 as provided in the related indenture.

Following is financial information relating to the Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Period end:
Balance	$250,000	$250,000
Unamortized issuance costs (1)	$6,156	$7,063
During the period:
Weighted-average balance	$250,000	$250,000	$250,000	$141,026
Interest expense (2)	$3,592	$3,577	$10,763	$5,961

(1)	Unamortized issuance costs are included in Other assets in the consolidated balance sheets.
(2)	Total interest expense includes amortization of debt issuance costs of $232,000 and $685,000 during the quarter and nine months ended September 30, 2014, respectively, and $218,000 and $362,000 during the quarter and nine months ended September 30, 2013, respectively.

Note 18—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Period end:
Balance	$—	$229,841
Interest rate	0.00%	3.03%
Fair value of underlying loans and REO	$—	$231,595
During the period:
Weighted-average effective interest rate	0.00%	2.96%	2.84%	2.97%
Weighted-average balance	$—	$232,722	$109,708	$89,459
Interest expense	$—	$1,762	$2,364	$2,013
Maximum daily amount outstanding	$—	$242,394	$226,847	$244,047

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Balance, beginning of period	$11,876	$7,668	$10,110	$4,441
Provision for losses	1,359	1,474	3,125	4,701
Incurred losses	—	—	—	—

Balance, end of period	$13,235	$9,142	$13,235	$9,142

Following is a summary of the Company’s repurchase and indemnification activity:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Losses charged to liability for representations and warranties	$—	$—	$—	$—
Unpaid principal balance of mortgage loans repurchased	$7,490	$5,687	$15,296	$6,895
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$5,841	$967	$10,109	$1,891
Unpaid principal balance of mortgage loans indemnified by PMT	$1,571	$—	$4,227	$—
At end of period:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$19,969	$9,415
Unpaid principal balance of mortgage loans indemnified by PMT	$4,764	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$32,654,307	$23,531,815

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2014, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

September 30, 2014
(in thousands)
Commitments to purchase mortgage loans:
Correspondent production	$838,948

Note 21—Shareholders’ Equity

At September 30, 2014, the Company had approximately $115.0 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM. During the nine months ended September 30, 2014, the Company sold a total of 3,447,022 of its common shares at a weighted average price of $23.92 per share, providing net proceeds to the Company of approximately $81.6 million, net of sales commissions of $899,000.

At September 30, 2013, the Company had approximately $197.5 million available for issuance under its ATM Equity Offering Sales AgreementSM. The Company did not sell any common shares under its ATM Equity OfferingSM Sales Agreement during the nine months ended September 30, 2013.

Note 22—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash (loss) gain:
Sales proceeds, net	$(15,473)	$(108,960)	$(21,540)	$(207,912)
Hedging activities	(12,705)	114,405	(35,004)	160,109

	(28,178)	5,445	(56,544)	(47,803)

Non cash gain:
Receipt of MSRs in loan sale transactions	39,613	48,957	89,230	156,229
Provision for losses relating to representations and warranties provided in loan sales	(1,359)	(1,474)	(3,125)	(4,701)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	(5,697)	28,413	4,140	(8,033)
Mortgage loans	(3,073)	48,205	5,000	11,211
Hedging derivatives	8,203	(118,515)	(8,999)	(22,155)

	(567)	(41,897)	142	(18,977)

	$9,509	$11,031	$29,702	$84,748

Note 23—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income:
Short-term investments	$138	$252	$462	$340
Mortgage-backed securities	1,935	345	5,657	345
Agency debt securities	—	162	—	162
Mortgage loans acquired for sale at fair value	7,712	12,535	16,911	28,150
Mortgage loans at fair value	27,858	20,751	92,870	48,300
Mortgage loans under forward purchase agreements at fair value	—	1,197	3,584	1,457
Excess servicing spread purchased from PFSI, at fair value	3,577	—	9,578	—
Other	16	36	38	196

	41,236	35,278	129,100	78,950

Interest expense:
Assets sold under agreements to repurchase	15,814	13,464	43,496	34,990
Borrowings under forward purchase agreements	—	1,762	2,363	2,013
Asset-backed secured financing	1,584	—	4,762	—
Exchangeable senior notes	3,592	3,577	10,763	5,961
Other	1,030	694	2,276	1,913

	22,020	19,497	63,660	44,877

Net interest income	$19,216	$15,781	$65,440	$34,073

Note 24—Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$(821)	$5,356	$6,096	$5,356
Agency debt security	—	578	—	578
Excess servicing spread purchased from PFSI at fair value	(7,396)	29	(17,834)	29
Hedging derivatives	(1,135)	(4,863)	(5,876)	(4,863)

	(9,352)	1,100	(17,614)	1,100
Mortgage loans	79,046	47,986	210,981	158,800
Asset-backed secured financing	696	—	(7,258)	—

	$70,390	$49,086	$186,109	$159,900

Note 25—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Servicing fees (1)	$20,300	$14,451	$56,988	$37,175
MSR recapture fee receivable from PFSI	—	86	9	586
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(8,109)	(7,201)	(23,171)	(18,433)
(Provision for) reversal of impairment	602	(212)	(2,248)	3,495
Carried at fair value - change in fair value	(1,606)	(465)	(8,398)	(273)
Gains (losses) on hedging derivatives	(654)	—	3,532	(1,988)

	(9,767)	(7,878)	(30,285)	(17,199)

Net loan servicing fees	$10,533	$6,659	$26,712	$20,562

Average servicing portfolio	$30,701,324	$21,784,126	$29,531,733	$20,070,127

(1)	Includes contractually specified servicing and ancillary fees.

Note 26—Share-Based Compensation Plans

On September 30, 2014 and 2013, the Company had one share-based compensation plan. The Company recognized compensation expense of $1.6 million and $5.7 million for the quarter and nine months ended September 30, 2014, respectively, and $2.0 million and $5.0 million, for the quarter and nine months ended September 30, 2013, respectively. The Company issued 300,131 and 250,948 restricted share units with a grant date fair value of $6.0 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively, and had vestings of 500 and 75,830 units during the quarters ended September 30, 2014 and 2013, respectively, and 230,716 and 248,753 units during the nine months ended September 30, 2014 and 2013, respectively.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Common overhead allocation from PFSI	$2,802	$2,527	$8,018	$7,793
Servicing and collection costs	2,064	1,393	5,809	1,726
Loan origination	1,202	1,322	1,637	3,768
Insurance	247	219	738	648
Technology	246	234	720	588
Securitization	—	1,887	—	1,887
Other expenses	823	373	1,682	2,062

	$7,384	$7,955	$18,604	$18,472

Note 28—Income Taxes

The Company had tax expense of $3.0 million and tax benefit of $509,000 for the quarter and nine months ended September 30, 2014 and tax benefit of $3.6 million and tax expense of $12.4 million for the quarter and nine months ended September 30, 2013. The Company’s effective tax rate was 5.1% and (0.3)% for the quarter and nine months ended September 30, 2014 compared to (10.1)% and 7.8% for the same periods in 2013. The decrease in the Company’s effective tax rate is due primarily to a decrease in the Company’s taxable REIT subsidiary’s income for the nine months ended September 30, 2014 compared to the same period in 2013. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the deduction for dividends paid.

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Quarter ended September 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$9,509	$—	$—	$9,509
Net gain on investments	—	70,390	—	70,390
Interest income	7,727	33,509	—	41,236
Interest expense	(3,660)	(18,360)	—	(22,020)

	4,067	15,149	—	19,216
Net loan servicing fees	—	10,533		10,533
Other income (loss)	6,524	(9,642)	—	(3,118)

	20,100	86,430	—	106,530

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	15,900	21,545	—	37,445
Other	1,410	9,744	—	11,154

	17,310	31,289	—	48,599

Pre-tax income	$2,790	$55,141	$—	$57,931

Total assets at period end	$708,442	$3,896,371	$—	$4,604,813

Quarter ended September 30, 2013	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$11,031	$—	$—	$11,031
Net gain on investments	—	49,086	—	49,086
Interest income	12,536	25,316	(2,574)	35,278
Interest expense	(9,171)	(12,900)	2,574	(19,497)

	3,365	12,416	—	15,781
Net loan servicing fees	—	6,659		6,659
Other income (loss)	4,490	(985)	—	3,505

	18,886	67,176	—	86,062

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	18,968	18,636	—	37,604
Other	211	12,185	—	12,396

	19,179	30,821	—	50,000

Pre-tax (loss) income	$(293)	$36,355	$—	$36,062

Total assets at period end	$760,611	$3,490,632	$(2,012)	$4,249,231

Nine months ended September 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$29,702	$—	$—	$29,702
Net gain on investments	—	186,109	—	186,109
Interest income	16,948	114,540	(2,388)	129,100
Interest expense	(12,196)	(53,852)	2,388	(63,660)

	4,752	60,688	—	65,440
Net loan servicing fees	—	26,712	—	26,712
Other income (loss)	13,365	(17,647)	—	(4,282)

	47,819	255,862	—	303,681

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	37,701	66,836	—	104,537
Other	2,248	29,372	—	31,620

	39,949	96,208	—	136,157

Pre-tax income	$7,870	$159,654	$—	$167,524

Total assets at period end	$708,442	$3,896,371	$—	$4,604,813

Nine months ended September 30, 2013	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$84,748	$—	$—	$84,748
Net gain on investments	—	159,900	—	159,900
Interest income	28,151	55,168	(4,369)	78,950
Interest expense	(22,354)	(26,892)	4,369	(44,877)

	5,797	28,276	—	34,073
Net loan servicing fees	—	20,562	—	20,562
Other income (loss)	14,715	(4,567)	—	10,148

	105,260	204,171	—	309,431

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	67,138	48,940	3,284 (1)	119,362
Other	485	29,678	—	30,163

	67,623	78,618	3,284	149,525

Pre-tax income	$37,637	$125,553	$(3,284)	$159,906

Total assets at period end	$760,611	$3,490,632	$(2,012)	$4,249,231

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Note 30—Supplemental Cash Flow Information

	Nine months ended September 30,
	2014	2013
	(in thousands)
Cash paid for interest	$68,443	$58,290
Income tax refund	$(6,782)	$(6,137)
Non-cash investing activities:
Transfer of mortgage loans acquired for sale at fair value to mortgage loans at fair value held by variable interest entity	$—	$536,776
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$268,677	$116,957
Purchase of mortgage loans financed through forward purchase agreements	$2,828	$245,389
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$205,902	$13,018
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$9,369	$3,604
Receipt of MSRs as proceeds from sales of loans	$89,230	$156,229
Purchase of REO financed through forward purchase agreements	$—	$3,604
Receipt of ESS pursuant to recapture agreement with PFSI	$6,093	$—
Transfer of REO under forward purchase agreements to REO	$12,737	$114
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$2,828	$245,389
Purchase of REO financed through forward purchase agreements	$—	$3,604
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$3,491	$25,141
Dividends payable	$45,467	$—

Note 31—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $57.7 million and $27.7 million, respectively. Management believes that PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of September 30, 2014.

Note 32—Recently Issued Accounting Pronouncements

In January of 2014, the FASB issued Accounting Standard Update (“ASU”) No 2014-04, Receivables: Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”) to the Troubled Debt Restructuring subtopic of the Receivables topic of the ASC

ASU 2014-04 clarifies when a creditor should be considered to have received physical possession of residential real estate collateralizing a mortgage loan and the mortgage loan derecognized in the receivable and recognized as real estate property. ASU 2014-04 specifies that an in substance repossession occurs when either the creditor has obtained the legal title to the property after a foreclosure or the borrower has transferred all interest in the property to the creditor through a deed in lieu of foreclosure or similar legal agreement so that at that time the asset should be reclassified from Mortgage loans at fair value to Real estate acquired in settlement of loans.

ASU 2014-04 also provides that a disclosure of the amount of Real estate acquired in settlement of loans and the recorded investment in Mortgage loans at fair value that are in the process of foreclosure must be included in both interim and annual financial statements.

ASU 2014-04 is effective for all year-end and interim periods beginning after December 15, 2014. The adoption of ASU 2014-04 is not expected to have a material effect on the Company’s consolidated financial statements.

In May of 2014, the FASB issued ASU No 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to the Revenue from Contracts with Customers topic of the ASC. ASU 2014-09 was issued to standardize revenue recognition between public and private companies as well as across industries in an effort to more closely align U.S. GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements.

ASU 2014-09 specifies that for all contracts, revenue should be recognized when or as the entity satisfies a performance obligation. Revenue is recognized either over a period or at one point in time in accordance with how the control of the service or good is transferred.

ASU 2014-09 is effective for all year-end and interim periods beginning after December 15, 2016 and early application is not permitted. The Company is evaluating the adoption of ASU 2014-09 and the effect that ASU 2014-09 will have on its consolidated financial statements.

In June of 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”) to the Transfers and Servicing topic of the ASC. The amendments in ASU 2014-11 require two accounting changes. First, the amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

ASU 2014-11 requires disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. ASU 2014-11 also specifies certain disclosure requirements for those transactions outstanding at the reporting date and for repurchase agreements, securities lending transactions and repurchase-to-maturity transactions, the transferor is required to make certain disclosures by type of transaction.

ASU 2014-11 is effective for the annual periods, and interim periods within those annual periods, beginning after December 15, 2014. The adoption of ASU 2014-11 is not expected to have a material effect on the Company’s consolidated financial statements.

In August of 2014, FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”) to the Going Concern subtopic of the Presentation of Financial Statements topic of the ASC. ASU 2014-15 requires that when management identifies conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern, management should consider whether its plans that are intended to mitigate those relevant conditions or events will alleviate the substantial doubt.

ASU 2014-15 requires that if conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plans, the entity should include a statement in the notes to its financial statements that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raised substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans)

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that alleviated substantial doubt about the entity’s ability to continue as a going concern.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plans, an entity should include a statement in the notes to its financial statements indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). The entity should disclose information that enables users of the financial statements to understand all of the following:

a.	Principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern

b.	Management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations

c.	Management’s plans that are intended to mitigate the conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On October 1, 2014, the Company, through its subsidiaries, closed a privately placed transaction in which it issued a note in the amount of approximately $166 million backed by mortgage loans and mortgage-related assets that were owned by PMC and not financed under existing credit agreements (the “Asset-backed Note”). The initial owner of the Asset-backed Note was PMC, which pledged such Asset-backed Note to a money-center bank under an existing securities repurchase agreement.

•	All agreements to repurchase assets that matured between September 30, 2014 and the date of this Report were extended or renewed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Statements

The following discussion and analysis of financial condition and results of operations should be read with the consolidated financial statements and the related notes of PennyMac Mortgage Investment Trust (“PMT”) included within this Quarterly Report on Form 10-Q.

Statements contained in this Quarterly Report on Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties and other factors, which may cause actual results to be materially different from those expressed or implied in such statements. You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. You should consider our forward-looking statements in light of the risks discussed under the heading “Risk Factors,” as well as our consolidated financial statements, related notes, and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q and our other filings with the United States Securities and Exchange Commission (“SEC”). The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date hereof and we assume no obligation to update or supplement any forward-looking statements.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to the words “we,” “us,” “our” and the “Company” refer to PMT.

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, principally through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage loans and mortgage-related assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”).

We are externally managed by PCM, an indirect subsidiary of PFSI and an investment adviser that specializes in and focuses on residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS, another indirect subsidiary of PFSI.

During the quarter and nine months ended September 30, 2014, we purchased loans with fair values totaling $8.4 billion and $20.8 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”), through the Federal Housing Administration (“FHA”) or insured or guaranteed by the Veterans Administration (“VA”), or insured by the United States Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the loan prior to the sale to PLS. We received sourcing fees totaling $1.4 million and $3.4 million, recorded in Net gain on mortgage loans acquired for sale, relating to $4.9 billion and $11.9 billion of loans at fair value we sold to PLS for the quarter and nine months ended September 30, 2014, compared to $1.2 million and $3.6 million relating to $4.1 billion and $12.4 billion of fair value loans we sold to PLS for the quarter and nine months ended September 30, 2013, respectively.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the nine months ended September 30, 2014, we acquired distressed mortgage loans with fair values totaling $283.0 million. We received proceeds from sales, liquidation, and payoffs from our portfolio of distressed mortgage loans and REO totaling $172.1 million and $647.2 million, during the quarter and nine months ended September 30, 2014, respectively.

We supplement these activities through participation in other mortgage-related activities, which are in various stages of analysis, planning or implementation, including:

•	Acquisition of MSRs or ESS from MSRs. We believe that MSRs and ESS are attractive long-term investments that allow us to leverage the loan servicing and origination capabilities of PLS which have the potential to enhance the assets’ returns. In addition, MSRs and ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as mortgage-backed securities or the inventory of our correspondent production business. During the quarter and nine months ended September 30, 2014, we purchased ESS with fair values totaling $9.3 million and $82.6 million, respectively.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the quarter and nine months ended September 30, 2014, we received MSRs with fair values at initial recognition totaling $39.6 million and $89.2 million, respectively, compared to $49.0 million and $156.2 million during the quarter and nine months ended September 30, 2013.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated loans.

•	Acquisition of small business commercial mortgage loans.

We conduct substantially all of our operations, and make substantially all of our investments, through our Operating Partnership and its subsidiaries. We are the sole limited partner and one of our wholly-owned subsidiaries is the sole general partner of our Operating Partnership.

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

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. During the third quarter of 2014, real U.S. gross domestic product expanded at an annual rate of 3.5% compared to a revised 4.6% increase for the second quarter of 2014 and a 4.5% increase for the third quarter of 2013. The national unemployment rate was 5.9% at September 30, 2014 compared to seasonally adjusted rates of 7.2% and 6.1% at September 30, 2013 and June 30, 2014, respectively. While delinquency rates on residential real estate loans continue to decrease, they remain elevated compared to historical rates. As reported by the Federal Reserve Bank, during the second quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 7.4%, a reduction from 9.3% during the second quarter of 2013.

The seasonally adjusted annual rate of existing home sales for September 2014 was 1.7% lower than for September 2013 and the national median existing home price for all housing types was $209,700, a 5.6% increase from September 2013. On a national level, foreclosure filings during the third quarter of 2014 decreased by 16% as compared to the third quarter of 2013. Foreclosure activity across the country remained relatively flat from the prior quarter and is expected to remain above historical average levels through 2014 and beyond.

Thirty-year fixed mortgage interest rates ranged from a low of 4.12% to a high of 4.16% during the third quarter of 2014. During the third quarter of 2013, thirty-year fixed mortgage interest rates ranged from a low of 4.37% to a high of 4.49% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Changes in fixed rate residential mortgage loan interest rates generally follow changes in long term U.S. Treasury yields. Toward the end of the second quarter of 2013, an increase in these Treasury yields led to an increase in mortgage loan interest rates. As a result of this increase in mortgage loan interest rates, market volumes for mortgage originations have decreased led by a reduction in refinance activity. However, mortgage rates remain very low in a historical context.

Mortgage lenders originated an estimated $335 billion of home loans during the quarter ended September 30, 2014, down 27% from the quarter ended September 30, 2013. Mortgage originations are forecast to remain low, with current industry estimates for 2014 totaling $1.1 trillion compared to $1.9 trillion for 2013 (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

In recent periods, we have seen increased competition from new and existing market participants in our correspondent production business, as well as reductions in the overall level of refinancing activity. We believe that this change in supply and demand within the marketplace has been driving lower production margins in recent periods, which is reflected in our results of operations in our net gains on mortgage loans acquired for sale. During the first several months of 2013, net gains on mortgage loans acquired for sale benefited from wider secondary spreads (the difference between interest rates charged to borrowers and yields on mortgage-backed securities in the secondary market); however, secondary spreads narrowed in subsequent months and we expect them to continue to normalize toward their long-term averages through 2014.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans. Pricing for non-Agency AAA rated bonds has steadily improved since the beginning of the year, however liquidity is fairly limited. During the nine months ended September 30, 2014, prime jumbo MBS issuance totaled $4.5 billion in unpaid principal balance (“UPB”) compared to $12.4 billion during the nine months ended September 30, 2013. During the nine months ended September 30, 2014, we produced approximately $262.3 million in UPB of jumbo loans, compared to $189.4 million in UPB of jumbo loans produced during the nine months ended September 30, 2013.

Our Manager continues to see substantial volumes of distressed residential mortgage loan sales (sales of loan pools that consist of either nonperforming loans, troubled but performing loans or a combination thereof) offered for sale by a limited number of sellers. During the third quarter of 2014, our Manager reviewed 70 mortgage loan pools with UPB totaling approximately $12.2 billion. This compares to our Manager’s review of 25 mortgage loan pools with UPB totaling approximately $7.3 billion during the third quarter of 2013. During the nine months ended September 30, 2014, we acquired distressed loans with fair value totaling $287.5 million and $1.0 billion during the same period in 2013. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands except per share amounts)

Net investment income	$106,530	$86,062	$303,681	$309,431

Income (loss) before provision for income taxes by segment:
Correspondent production	$2,790	$(293)	$7,870	$37,637
Investment activities	55,141	36,355	159,654	125,553
Other (1)	—	—	—	(3,284)

	$57,931	$36,062	$167,524	$159,906

Net income	$54,949	$39,701	$168,033	$147,494
Earnings per share:
Basic	$0.74	$0.61	$2.28	$2.40
Diluted	$0.69	$0.57	$2.13	$2.29
Dividends per share:
Declared	$0.61	$0.57	$1.79	$1.71
Paid	$0.59	$0.57	$1.77	$1.71

Investment activities:
Distressed mortgage loans and REO:
Purchases	$—	$584,419	$287,520	$1,028,090
Cash proceeds from liquidation activities	$172,139	$101,823	$647,164	$300,082
MBS:
Purchases	$54,284	$199,558	$73,922	$199,558
Cash proceeds from repayment and sales	$4,411	$—	$9,830	$—
ESS:
Purchases from PFSI	$9,253	$2,828	$82,646	$2,828
Cash proceeds from repayments	$8,786	$—	$25,280	$—
Per share prices during the period:
High	$22.35	$23.52	$24.44	$28.73
Low	$21.10	$20.39	$20.78	$19.17
At period end	$21.43	$22.68
At period end:
Total assets	$4,604,813	$4,249,231
Book value per share	$21.42	$21.22

(1)	Represents corporate absorption of fulfillment fees for transition adjustment relating to the amended and restated mortgage banking and warehouse services agreement effective February 1, 2013.

During the quarter and nine months ended September 30, 2014, we recorded net income of $54.9 million and $168.0 million, or $0.69 and $2.13 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2014 reflects net gains on our investments in financial instruments (comprised of net gain on investments and net gain on mortgage loans acquired for sale) totaling $79.9 million and $215.8 million, including $75.2 million and $172.1 million of valuation gains on mortgage loans at fair value, and mortgage loans under forward purchase agreements at fair value, excluding mortgage loans held by VIE. These gains were supplemented by $19.2 million and $65.4 million of net interest income, respectively. During the quarter and nine months ended September 30, 2014, we purchased $8.4 billion and $20.8 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $9.5 million and $29.7 million. At September 30, 2014, we held mortgage loans acquired for sale with fair values totaling $688.9 million, including $59.7 million that were pending sale to PLS.

During the quarter and nine months ended September 30, 2013, we recorded net income of $39.7 million and $147.5 million, or $0.57 and $2.29 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2013 reflects net gains on our investments in financial instruments totaling $60.1 million and $244.6 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $41.9 million and $136.3 million of valuation gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value. These gains were supplemented by $15.8 million and $34.1 million of net interest income. During the quarter and nine months ended September 30, 2013, we purchased $8.2 billion and $26.0 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $11.0 million and $84.7 million, respectively. At September 30, 2013, we held mortgage loans acquired for sale with fair values totaling $737.1 million, including $273.0 million that were pending sale to PLS.

Our net income increased during the quarter and nine months ended September 30, 2014 compared to the quarter and nine month periods ended September 30, 2013 primarily due to increased pretax income in our investment activities segment. In our investment activities, our average investment portfolio was approximately $2.9 billion and $3.0 billion during the quarter and nine months ended September 30, 2014, an increase of $1.1 billion, or 58%, and $1.5 billion, or 105%, over the quarter and nine months ended September 30, 2013, respectively. During the quarter and nine months ended September 30, 2014, we recognized net investment income totaling approximately $86.4 million and $255.9 million in our investment activities segment, an increase of $19.3 million, or 29%, and $51.7 million, or 25%, from the quarter and nine months ended September 30, 2013. During the quarter and nine months ended September 30, 2013, we recognized net investment income totaling approximately $67.2 million and $204.2 million, respectively.

In our correspondent production activities, we received proceeds of $3.8 billion and $8.6 billion during the quarter and nine months ended September 30, 2014, from the sale of mortgage loans to non-affiliates. We issued $3.6 billion and $9.7 billion of IRLCs relating to Agency and jumbo mortgage loans, an increase of $800 million, or 28% and a decrease of $3.1 billion, or 24%, from the same period in 2013. During 2014, higher interest rates relative to those that prevailed during the first half of 2013 negatively affected demand for mortgage loans as well as increased competition in the mortgage market, reducing both the volume of loans we purchased and the margins on our net gain on mortgage loans acquired for sale. As a result, we sold fewer loans during 2014 as compared to 2013, and our net gain on loans acquired for sale decreased by $1.5 million, or 14% and $55.0 million, or 65% during the quarter and nine months ended September 30, 2014.

Net Investment Income

During the quarter and nine months ended September 30, 2014, we recorded net investment income of $106.5 million and $303.7 million, respectively, comprised primarily of net gain on investments of $70.4 million and $186.1 million, supplemented by $19.2 million and $65.4 million of net interest income, $9.5 million and $29.7 million of net gain on mortgage loans acquired for sale, $10.5 million and $26.7 million of net loan servicing fees, and $6.4 million and $13.3 million of loan origination fees, partially offset by $11.9 million and $23.9 million of losses from results of REO, respectively. This compares to net investment income of $86.1 million and $309.4 million recognized during the quarter and nine months ended September 30, 2013, comprised primarily of net gain on mortgage loans acquired for sale of $11.0 million and $84.7 million and net gain on investments of $49.1 million and $159.9 million, respectively, supplemented by $15.8 million and $34.1 million of net interest income, $4.6 million and $14.8 million of loan origination fees and $6.7 million and $20.6 million of net loan servicing fees, partially offset by $2.3 million and $7.5 million of losses from results of REO, respectively.

The increase in net investment income during the quarter ended September 30, 2014, as compared to the quarter ended September 30, 2013, primarily reflects the increase in net fair value gains in our investments in mortgage loans at fair value partially offset by reductions in net gain on mortgage loans acquired for sale during 2014 as compared to 2013. Increases in gain on our investments in mortgage loans are due primarily to portfolio growth and observed increased marketplace demand for performing mortgage loans in our investment portfolio, partially tempered by an increase in the projected loss severity for long-held severely delinquent loans.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our mortgage loan investments at fair value, a substantial portion of the income we record with respect to such loans results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to mortgage loans acquired for sale at fair value, IRLCs, and the related derivatives we use to hedge such assets and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to mortgage loans held in a VIE, as well as non-cash fair value adjustments relating to MSRs and ESS.

The amounts of non-cash fair value and interest income adjustments are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net gain on mortgage loans acquired for sale
IRLCs	$(5,697)	$28,413	$4,141	$(8,033)
Mortgage loans acquired for sale	(3,073)	48,205	5,000	11,211
Hedging derivatives	8,203	(118,515)	(8,999)	(22,155)

	(567)	(41,897)	142	(18,977)

Net interest income
Capitalization of interest pursuant to mortgage loan modifications	10,452	13,203	40,805	25,017
Accrual of unearned discounts relating to loans held in a variable interest entity	385	—	938	—

	10,837	13,203	41,743	25,017

Net gain (loss) on investments
Mortgage-backed securities:
Agency	(1,192)	5,356	5,542	5,356
Non Agency	370	—	554	—
Mortgage loans:
at fair value	73,286	34,128	189,237	129,227
at fair value under forward purchase agreements	—	7,762	463	7,073
ESS	(7,396)	29	(17,834)	29

	65,068	47,275	177,962	141,685

Net loan servicing fees - MSR valuation adjustments	498	(579)	(7,222)	3,431

	$75,836	$18,002	$212,625	$151,156

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occurs on such loans, generally after they are modified, or upon the sale of the property securing a mortgage loan that has been settled through acquisition of the property securing the loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

Cash flows and gains from liquidation of distressed mortgage loan investments and REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds	$172,139	$102,287	$647,164	$300,082
Accumulated net gains (1)	$23,409	$12,880	$110,432	$32,789
Net gains on liquidation (2)	$9,841	$8,844	$32,547	$31,132

Average investment in mortgage loans and REO	$2,678,776	$1,768,141	$2,710,623	$1,434,206

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

Following is a discussion of the components of net investment income comparing the periods ended September 30, 2014 to the comparable periods ended September 30, 2013.

Net Gains on Mortgage Loans Acquired for Sale

The decrease in net gains on mortgage loans acquired for sale is due to reduced margin on the loans sold as a result of increasing competition as well as to the generally higher interest rates that prevailed during the quarter and nine months ended September 30, 2014 when compared to the same periods in 2013 as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Cash (loss) gain:
Sales proceeds, net	$(15,473)	$(108,960)	$(21,540)	$(207,912)
Hedging activities	(12,705)	114,405	(35,004)	160,109

	(28,178)	5,445	(56,544)	(47,803)

Non cash gain:
Receipt of MSRs in loan sale transactions	39,613	48,957	89,229	156,229
Provision for losses relating to representations and warranties provided in loan sales	(1,359)	(1,474)	(3,125)	(4,701)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	(5,697)	28,413	4,141	(8,033)
Mortgage loans	(3,073)	48,205	5,000	11,211
Hedging derivatives	8,203	(118,515)	(8,999)	(22,155)

	(567)	(41,897)	142	(18,977)

	$9,509	$11,031	$29,702	$84,748

Notional (loan) amount of IRLCs issued	$3,646,196	$2,998,870	$9,661,600	$12,738,993
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$3,799,858	$4,101,717	$8,869,097	$13,438,563
Unpaid principal balance	$3,677,612	$4,074,189	$8,588,955	$13,184,899
Proceeds from sales of mortgage loans acquired for sale to nonaffiliates:
Cash:	$3,745,193	$4,185,247	$8,534,637	$13,229,726
MSRs	39,614	48,958	89,230	156,229

At period end:	$3,784,807	$4,234,205	$8,623,867	$13,385,955

Interest rate lock commitments outstanding at period end	$838,948	$641,971

Mortgage loans acquired for sale to nonaffiliates outstanding at fair value	$629,131	$464,107

Our net gains on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

Interest Rate Lock Commitments

Our net gain on mortgage loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of loans we have committed to purchase but have not yet purchased or sold. We recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the loan. In the course of our correspondent production activities, we make contractual commitments to correspondent lenders to purchase loans at specified terms. We call these commitments interest rate lock commitments, or IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value of such IRLCs as the loan approaches the point of purchase or the transaction is canceled.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of IRLCs is transferred to the fair value of mortgage loans acquired for sale at fair value when the mortgage loan is funded.

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will fund and changes in interest rates are updated as the mortgage loans move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Gain on mortgage loans acquired for sale in the period of the change. The financial effects of changes in these assumptions are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for loans that decrease in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	September 30, 2014	December 31, 2013

Pull-through rate
Range	49.8% - 98.0%	64.8% - 98.0%
Weighted average	83.5%	86.4%
MSR value expressed as:
Servicing fee multiple
Range	1.6 - 5.2	1.4 - 5.1
Weighted average	3.9	4.1
Percentage of unpaid principal balance
Range	0.4% - 2.5%	0.4% - 1.3%
Weighted average	1.0%	1.0%

Cash gain (loss)

The change in our cash loss on mortgage loans acquired for sale during the quarter ended September 30, 2014 reflects the reduced gain on sale margins during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 as a result of reductions in the size of the mortgage market resulting from the higher level of interest rates that have prevailed since the second half of 2013.

MSRs

MSRs represent the value of a contract that obligates us to service mortgage loans on behalf of the purchaser of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans. As economic fundamentals influencing the loans we sell with servicing rights retained change, our estimate of the cash we expect to generate from the MSRs and, therefore, the fair value of previously recognized MSRs will also change. As a result, we will record changes in fair value as a component of Net loan servicing fees for the MSRs we carry at fair value and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

Following are the key inputs used in estimating the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2014		2013
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)

MSR recognized	$26,802	$12,812	$41,018	$7,939
Unpaid principal balance of underlying mortgage loans	$2,423,013	$1,234,028	$3,404,274	$707,891
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25

Pricing spread (1)
Range	6.5% – 17.5%	8.8% – 13.5%	5.4% – 13.9%	7.4% - 9.6%
Weighted average	8.5%	9.1%	6.3%	8.0%

Life (in years)
Range	1.4 - 7.3	2.8 - 7.3	2.9 - 6.9	3.8 - 6.9
Weighted average	6.6	7.1	6.3	6.8

Annual total prepayment speed (2)
Range	7.6% – 48.8%	8.0% – 30.4%	8.5% – 15.6%	8.8% - 20.7%
Weighted average	9.2%	9.7%	8.9%	9.8%

Annual per-loan cost of servicing
Range	$68 – $140	$68 – $140	$68 – $68	$68 - $68
Weighted average	$70	$70	$68	$68

	Nine months ended September 30,
	2014		2013
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$ 49,276	$39,954	$148,186	$8,043
Unpaid principal balance of underlying mortgage loans	$4,518,100	$3,784,142	$12,247,940	$717,877
Weighted-average annual servicing fee rate (in basis points)	25	25	26	25

Pricing spread (1)
Range	6.3% – 17.5%	8.5% - 13.5%	5.4% – 14.4%	7.4% - 14.4%
Weighted average	8.5%	9.1%	6.6%	8.0%

Life (in years)
Range	1.1 - 7.3	2.8 - 7.3	2.6 - 6.9	2.8 - 6.9
Weighted average	6.3	7.1	6.4	6.8

Annual total prepayment speed (2)
Range	7.6% – 56.4%	8.0% - 30.4%	8.5% – 23.6%	8.8% - 27.0%
Weighted average	9.7%	9.5%	9.0%	10.0%

Annual per-loan cost of servicing
Range	$68 – $140	$68 - $140	$68 – $140	$68 - $68
Weighted average	$69	$69	$68	$68

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total Conditional Prepayment Rate (“CPR”).

Provision for Losses on Representations and Warranties

We also provide for our estimate of the losses that we expect to incur as a result of our breach of representations and warranties provided to the purchasers of the loans we sold. Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The method used to estimate the liability for representations and warranties is a function of estimated future defaults, loan repurchase rates, our estimate of the severity of loss in the event of defaults and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and review our liability estimate on a periodic basis.

During the quarter and nine months ended September 30, 2014, we recorded provisions for losses on representations and warranties totaling $1.4 million and $3.1 million. This compares to $1.5 million and $4.7 million during the quarter and nine months ended September 30, 2013. The decrease in the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 was primarily due to decreased loan sales activity during 2014 as compared to 2013.

Following is a summary of the repurchase activity and unpaid principal balance of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
During the period:
Losses charged to liability for representations and warranties	$—	$—	$—	$—
Unpaid principal balance of mortgage loans repurchased	$7,490	$5,687	$15,296	$6,895
Unpaid principal balance of repurchased mortgage loans repurchased by correspondent lenders	$5,841	$967	$10,109	$1,891
Unpaid principal balance of mortgage loans indemnified by PMT	$1,571	$—	$4,227	$—
At end of period:
Unpaid principal balance of mortgage loans subject to pending claims for repurchase	$19,969	$9,415
Unpaid principal balance of mortgage loans indemnified by PMT	$4,764	$—
Unpaid principal balance of mortgage loans subject to representations and warranties	$32,654,307	$23,531,815

During the quarter and nine months ended September 30, 2014, we repurchased mortgage loans with unpaid principal balances totaling $6.4 million and $11.4 million, respectively, and incurred no losses relating to such repurchases primarily as a result of our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity to increase.

The level of the recourse liability is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender and other external conditions that may change over the lives of the underlying loans. As economic fundamentals change, as investor and Agency evaluation of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent lenders, the level of repurchase activity and ensuing losses will change and such changes may be material to us. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such an adjustment may be material to our financial condition and results of operations. We did not record any adjustments to previously recorded liabilities for representations and warranties during any of the periods presented.

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

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The increase in fees during the quarter ended September 30, 2014 from the year-ago period is due to a rate increase, partially offset by a decline in production of mortgage loans we sell to unaffiliated entities. The decline in fees in the nine months ended September 30, 2014 from the year-ago period is due to a decline in production of mortgage loans we sell to unaffiliated entities.

Net Gain on Investments

During the quarter and nine months ended September 30, 2014, we recorded net gains on investments (comprised of MBS, mortgage loans and ESS) totaling $70.4 million and $186.1 million, respectively. This compares to recognized net gains on investments totaling $49.1 million and $159.9 million during the quarter and nine months ended September 30, 2013, respectively. The increase is primarily due to increased valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements driven by increases in the average portfolio balance of distressed mortgage loan investments (mortgage loans at fair value excluding mortgage loans at fair value held in a VIE) of $461.6 million, or 32%, and $619.9 million, or 49%, during the quarter and nine months ended September 30, 2014 as compared to the same period in 2013 as well as stronger investor demand for performing loans. Furthermore, improvements in actual and forecast home prices in most geographic areas in the U.S. also contributed meaningfully to gains in both the nonperforming and performing loan portfolios.

Net gains on mortgage loans at fair value, excluding mortgage loans held by VIE are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Valuation changes:
Performing loans	$23,255	$(15)	$62,137	$27,669
Nonperforming loans	51,913	41,905	109,914	108,631

	75,168	41,890	172,051	136,300
Payoffs	5,866	6,096	18,975	22,500
Sales	262	—	3,782	—

	$81,296	$47,986	$194,808	$158,800

Average portfolio balance excluding mortgage loans held by VIE	$1,901,572	$1,668,012	$1,974,784	$1,342,771

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $75.2 million and $41.9 million in the quarters ended September 30, 2014 and 2013, respectively, and $172.1 million and $136.3 million in the nine months ended September 30, 2014 and 2013, respectively.

The valuation gains on performing loans is affected by the capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification may not result in an immediate increase in the loan’s fair value. As a result, the interest income we recognize is generally offset by a valuation loss. Valuation gains on loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the quarter and nine months ended September 30, 2014, we capitalized interest totaling $10.5 million and $40.8 million compared to $13.2 million and $25.0 million for the quarter and nine months ended September 30, 2013. We completed 307 and 1,423 modifications during the quarter and nine months ended September 30, 2014 compared to 445 and 913 modifications for the quarter and nine months ended September 30, 2013.

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

During the quarters ended September 30, 2014 and 2013, we received proceeds from liquidation of mortgage loans and REO of $172.1 million and $102.3 million, respectively, and during the nine-month periods ended September 30, 2014 and 2013, we received proceeds from liquidation of mortgage loans and REO of $647.2 million and $300.1 million, respectively. These proceeds include $65.7 million and $329.9 million from the sale of $80.2 million and $393.6 million in unpaid principal balance of mortgage loans during the quarter and nine months ended September 30, 2014, respectively. For each period’s liquidations, we had recorded accumulated gains on the liquidated assets during the period we held those assets totaling $23.4 million and $12.9 million for the quarters ended September 30, 2014 and 2013, respectively, and $110.4 million and $32.8 million for the nine-month periods ended September 30, 2014 and 2013, respectively, and we recorded additional gains of $9.8 million and $8.8 million for the quarters ended September 30, 2014 and 2013, respectively, and $32.5 million and $31.1 million for the nine months ended September 30, 2014 and 2013, respectively, when the assets were liquidated.

During the quarters ended September 30, 2014 and 2013, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Number of loans	528	338	1,209	980
Unpaid principal balance	$73,753	$87,705	$251,829	$262,660
Gains recognized at payoff	$5,866	$6,096	$8,975	$22,500

Gains on sales of distressed mortgage loans are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Number of loans	369	—	1,731	—
Unpaid principal balance	$80,189	$—	$393,609	$—
Gain recognized at sale	$262	$—	$3,791	$—

The following tables present a summary of loan modifications completed:

	Quarter ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	205	$42,248	321	$67,031	971	$222,889	593	$126,162
Term extension	231	47,472	318	67,043	1,101	263,781	556	118,439
Capitalization of interest and fees	307	65,138	445	95,714	1,423	338,490	913	196,341
Principal forbearance	90	22,890	79	20,094	459	135,062	188	45,183
Principal reduction	138	29,120	264	58,878	680	166,165	460	107,275
Total	307	65,138	445	95,714	1,423	338,490	913	196,341
Defaults of mortgage loans modified in the prior year period		$4,771		$5,991		$18,674		$15,867
As a percentage of balance of loans before modification		6%		23%		12%		16%
Defaults during the period of mortgage loans modified since acquisitions (3)		$19,945		$8,971		$51,006		$29,511
As a percentage of balance of loans before modification		8%		5%		20%		15%
Repayments and sales of mortgage loans modified in the prior year period		$16,322		$18,691		$52,848		$85,470
As a percentage of balance of loans before modification		17%		61%		27%		64%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories, if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified:

	Quarter ended September 30,				Nine months ended September 30,
	2014		2013		2014		2013
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$212	$218	$215	$244	$238	$240	$215	$220
Remaining term (months)	320	405	312	413	323	415	312	428
Interest rate	5.41%	3.74%	5.80%	3.90%	5.40%	3.72%	5.87%	4.04%
Forbeared principal		$10		$6		$13		$6

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

During the quarter and nine months ended September 30, 2014, we had sales of reperforming mortgage assets. We received proceeds of $65.7 million and $329.9 million from the sale of $80.2 million and $393.6 million in unpaid principal balance of mortgage loans during the quarter and nine months ended September 30, 2014, respectively. There can be no assurance that this form of monetization will continue to be a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such loans in the future.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on the loan. Our current expectations are that we will receive cash on modified mortgage loans through monthly borrower payments, incentive payments earned pursuant to the U.S. Departments of the Treasury and HUD’s Home Affordable Modification Program (“HAMP”), payoffs or acquisition of the property securing the loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern. However, the addition of these new modification programs resulted in an increase in the volume of our modification activity to date during 2014.

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

Certain programs such as the FHA’s Negative Equity Refinance Program allow homeowners whose modified mortgage amount exceeds the fair value of the property securing the loan to refinance immediately following a modification. Our utilization of this program remains consistent in 2014 as compared to 2013. We continue to explore methods of accelerating recovery of our investment of modified mortgage loans through solicitations of refinancing of such loans into Agency-eligible loans which result in a full or partial repayment of our investment.

During the quarter ended September 30, 2014, we recognized valuation losses on MBS of $821,000, while we recognized $6.1 million of valuation gains for the nine months ended September 30, 2014. During the nine months ended September 30, 2014, market mortgage interest rates decreased, resulting in gains during that period. However, market mortgage interest rates increased at the end of the quarter ended September 30, 2014, resulting in a valuation loss on our portfolio of MBS for that period.

We recognized fair value losses relating to our investment in ESS totaling $7.4 million and $17.8 million during the quarter and nine months ended September 30, 2014, respectively, compared to a valuation gain of $29,000 for the quarter and nine month periods ended September 30, 2013. Our estimate of future prepayments increased during the quarter ended September 30, 2014 as compared to prior periods, resulting in a decline in value. Our average investment in ESS increased from $31,000 and $11,000 for the quarter and nine months ended September 30, 2013 to $188.6 million and $160.3 million for the quarter and nine months ended September 30, 2014.

Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30, 2014
	Interest income/expense				Annualized %
	Coupon	Discount/ fees (1)	Total	Average balance	interest yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$7,712	$—	$7,712	$727,214	4.15%
Investment activities:
Short-term investments	138	—	138	77,669	0.70%
Mortgage-backed securities:
Agency	1,687	51	1,738	189,963	3.58%
Non-Agency prime jumbo	140	57	197	23,538	3.27%

	1,827	108	1,935	213,501	3.55%

Mortgage loans:
at fair value	27,473	385	27,858	2,418,892	4.51%
under forward purchase agreements at fair value	—	—	—	—	0.00%

	27,473	385	27,858	2,418,892	4.51%

ESS	3,577	—	3,577	188,613	7.42%
Total investment activities	33,015	493	33,508	2,898,675	4.52%

Other interest	16	—	16	—

	$40,743	$493	$41,236	$3,625,889	4.45%

Liabilities:
Assets sold under agreements to repurchase	$13,628	$2,186	$15,814	$2,501,815	2.47%
Asset-backed secured financing	1,460	124	1,584	168,923	3.67%
Exchangeable senior notes	3,360	232	3,592	250,000	5.62%

	18,448	2,542	20,990	2,920,738	2.81%

Other interest - Servicing related	1,030	—	1,030	—

	19,478	2,542	22,020	2,920,738	2.95%

Net interest income	$21,265	$(2,049)	$19,216

Net interest margin					2.07%
Net interest spread					1.50%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Quarter ended September 30, 2013
	Interest income/expense				Annualized %
	Coupon	Discount/ fees (1)	Total	Average balance	interest yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$12,535	$—	$12,535	$1,222,712	4.01%
Investment activities:
Short-term investments	252	—	252	109,626	0.90%
Agencies mortgage-backed securities	345	—	345	38,589	3.50%
Agencies debt securities	162	—	162	8,739	7.23%
Mortgage loans:
at fair value	20,751	—	20,751	1,445,863	5.64%
under forward purchase agreements at fair value	1,197	—	1,197	228,001	2.05%

	21,948	—	21,948	1,673,864	5.24%

ESS	—	—	—	31	0.00%
Total investment activities	22,707	—	22,707	1,830,849	4.96%

Other Interest	36	—	36	—

	$35,278	$—	$35,278	$3,053,561	4.52%

Liabilities:
Assets sold under agreements to repurchase	$10,738	$2,727	$13,465	$1,755,851	3.00%
Borrowings under forward purchase agreements	1,762	—	1,762	232,722	2.96%
Asset-backed secured financing	—	—	—	1,853	—
Exchangeable senior notes	3,359	218	3,577	250,000	5.60%

	15,859	2,945	18,804	2,240,426	3.28%
Other interest - Servicing related	693	—	693	—

	16,552	2,945	19,497	2,240,426	3.41%

Net interest income	$18,726	$(2,945)	$15,781

Net interest margin					2.02%
Net interest spread					1.00%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Nine months ended September 30, 2014
	Interest income/expense				Annualized %
	Coupon	Discount/ fees (1)	Total	Average balance	interest yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$16,911	$—	$16,911	$526,772	4.23%
Investment activities:
Short-term investments	462	—	462	103,387	0.59%
Mortgage-backed securities:
Agency	5,127	167	5,294	193,287	3.61%
Non-Agency prime jumbo	235	128	363	12,770	3.76%

	5,362	295	5,657	206,057	3.62%

Mortgage loans:
at fair value	91,932	938	92,870	2,397,318	5.11%
under forward purchase agreements at fair value	3,584	—	3,584	99,991	4.73%

	95,516	938	96,454	2,497,309	5.09%
ESS	9,578	—	9,578	160,293	7.88%

Total investment activities	110,918	1,233	112,151	2,967,046	4.98%
Other interest	38	—	38	—

	$127,867	$1,233	$129,100	$3,493,818	4.87%

Liabilities:
Assets sold under agreements to repurchase	$36,089	$7,407	$43,496	$2,186,135	2.62%
Borrowings under forward purchase agreements	2,363	—	2,363	109,708	2.84%
Asset-backed secured financing	4,434	328	4,762	168,186	3.73%
Exchangeable senior notes	10,078	685	10,763	250,000	5.68%

	52,964	8,420	61,384	2,714,029	2.98%

Other interest - Servicing related	2,276	—	2,276	—

	55,240	8,420	63,660	2,714,029	3.09%

Net interest income	$72,627	$(7,187)	$65,440

Net interest margin					2.47%
Net interest spread					1.78%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Nine months ended September 30, 2013
	Interest income/expense				Annualized %
	Coupon	Discount/ fees (1)	Total	Average balance	interest yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$28,150	$—	$28,150	$1,033,752	3.59%
Investment activities:
Short-term investments	340	—	340	85,491	0.52%
Agencies mortgage-backed securities	345	—	345	13,004	3.50%
Agency debt securities	162	—	162	2,945	7.23%
Mortgage loans:
at fair value	48,300	—	48,300	1,256,904	5.13%
under forward purchase agreements at fair value	1,457	—	1,457	87,839	3.02%

	49,757	—	49,757	1,344,743	4.93%

ESS	—	—	—	11
Total investment activities	50,604	—	50,604	1,446,194	4.67%

Other Interest	196	—	196	—

	$78,950	$—	$78,950	$2,479,946	4.20%

Liabilities:
Assets sold under agreements to repurchase	$27,600	$7,391	$34,991	$1,456,277	3.17%
Borrowings under forward purchase agreements	2,013	—	2,013	89,459	2.97%
Asset-backed secured financing	—	—	—	625	—
Exchangeable senior notes	5,599	362	5,961	141,026	5.57%

	35,212	7,753	42,965	1,687,387	3.36%
Other interest - Servicing related	1,912	—	1,912	—

	37,124	7,753	44,877	1,687,387	2.90%

Net interest income	$41,826	$(7,753)	$34,073

Net interest margin					1.81%
Net interest spread					1.30%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2014 vs. Quarter ended September 30, 2013			Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Rate	Volume	Total change
	(in thousands)
Correspondent production:
Mortgage loans acquired for sale at fair value	$418	$(5,241)	$(4,823)	$4,377	$(15,615)	$(11,238)
Investment activities:
Money market investment	(50)	(64)	(114)	45	77	122
Mortgage-backed securities:
Agency	(84)	1,315	1,231	(81)	4,867	4,786
Non-Agency prime jumbo	—	197	197	—	364	364

	(84)	1,512	1,428	(81)	5,231	5,150
Mortgage loans:
at fair value	(4,725)	11,832	7,107	395	44,175	44,570
under forward purchase agreements	—	(1,197)	(1,197)	1,899	227	2,126

Total mortgage loans	(4,725)	10,635	5,910	2,294	44,402	46,696
ESS	—	3,577	3,577	—	9,578	9,578

Total investment activities	(4,859)	15,660	10,801	2,258	59,288	61,546
Other interest	—	(20)	(20)	—	(158)	(158)

	(4,441)	10,399	5,958	6,635	43,515	50,150

Assets sold under agreements to repurchase:	(2,601)	4,950	2,349	(4,072)	12,576	8,504
Borrowings under forward purchase agreement	—	(1,762)	(1,762)	(89)	439	350
Asset-backed secured financing	—	1,584	1,584	—	4,762	4,762
Exchangeable senior notes	15	—	15	112	4,690	4,802

Interest bearing liabilities	(2,586)	4,772	2,186	(4,049)	22,467	18,418

Other interest - servicing	—	337	337	—	365	365

	(2,586)	5,109	2,523	(4,049)	22,832	18,783

Net interest income	$(1,855)	$5,290	$3,435	$10,684	$20,683	$31,367

In the quarter and nine months ended September 30, 2014, we earned net interest income of $19.2 million and $65.4 million, respectively, compared to $15.8 million and $34.1 million for the same periods in 2013. The increase in net interest income between the periods was primarily due to an increase in average interest-earning assets for the quarter and nine months ended September 30, 2014 as compared to the same periods in 2013.

We earned interest income on our portfolio of MBS totaling $1.9 million and $5.7 million for the quarter and nine months ended September 30, 2014, respectively. We earned interest income on our portfolio of MBS totaling $345,000 for the quarter and nine months ended September 30, 2013. The increase in interest income was due to growth in our average investment in MBS in 2014 as compared to 2013 as we held no MBS during 2013 until the quarter ended September 30. Since the quarter ended September 30, 2013, we have made selective investments in MBS and increased our investment in MBS from $204.9 million at September 30, 2013 to $267.9 million at September 30, 2014.

                In the quarter and nine months ended September 30, 2014, we recognized interest income on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value totaling $27.9 million and $96.5 million, respectively, including $10.5 million and $40.8 million, respectively, of interest capitalized pursuant to loan modifications, which compares to $21.9 million and $49.8 million, including $13.2 million and $25.0 million of interest capitalized pursuant to loan modifications, in the quarter and nine months ended September 30, 2013. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $745.0 million, or 45%, and $1.2 billion, or 86%, for the quarter and nine months ended September 30, 2014 when compared to the same period in 2013.

At September 30, 2014, approximately 71% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 74% at September 30, 2013. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize on our distressed mortgage loans is substantially higher than would be recorded based on the loans’ unpaid principal balances as we typically purchase our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues either through our modification programs or through the acquisition and liquidation of the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At September 30, 2014, we held $1.4 billion in fair value of nonperforming loans and $275.2 million in carrying value of REO.

During the quarter and nine months ended September 30, 2014, we incurred interest expense totaling $22.0 million and $63.7 million, respectively, as compared to $19.5 million and $44.9 million, respectively, during the quarter and nine months ended September 30, 2013. Our interest cost on interest bearing liabilities was 2.81% and 2.98% for the quarter and nine months ended September 30, 2014 as compared to 3.28% and 3.36% during the quarter and nine months ended September 30, 2013. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet, partially offset by the effect of lower borrowing costs relating to our assets sold under agreements to repurchase during 2014 as compared to 2013.

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

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Servicing fees (1)	$20,300	$14,451	$56,988	$37,175
MSR recapture fee receivable from PFSI	—	86	9	586
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(8,109)	(7,201)	(23,171)	(18,433)
(Provision for) reversal of impairment	602	(212)	(2,248)	3,495
Carried at fair value - change in fair value	(1,606)	(465)	(8,398)	(273)
Gains (losses) on hedging derivatives	(654)	—	3,532	(1,988)

	(9,767)	(7,878)	(30,285)	(17,199)

Net loan servicing fees	$10,533	$6,659	$26,712	$20,562

Average servicing portfolio	$30,701,324	$21,784,126	$29,531,733	$20,070,127

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $3.9 million and $6.2 million during the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The increase was primarily due to a $5.8 million and $19.8 million increase, respectively, in servicing fees, offset by a $1.9 million and $13.1 million increase, respectively, in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to continued growth in our mortgage loan servicing portfolio. Offsetting the increase in servicing fees was MSR activity which included increased amortization arising from growth in the MSR asset along with the recognition of fair value decreases and impairment as compared to net increases in fair value in the prior period.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in lieu of transferring such MSRs. We recognized approximately $9,000 of such income during the nine months ended September 30, 2014.

We account for MSRs either at the asset’s fair value with changes in fair value recorded in current period earnings or by using the amortization method with the MSRs carried at the lower of amortized cost or fair value based on whether we view the underlying mortgages as being sensitive to prepayments resulting from changing market interest rates. We have identified an initial mortgage interest rate of 4.5% as the threshold for whether such mortgage loans are sensitive to changes in interest rates:

•	Our risk management efforts in connection with MSRs relating to mortgage loans with initial interest rates of more than 4.5% are aimed at moderating the effects of changes in interest rates on the assets’ fair values.

•	For MSRs relating to mortgage loans with initial interest rates of less than or equal to 4.5%, we have concluded that such assets present different risks than MSRs relating to mortgage loans with initial interest rates of more than 4.5% and therefore require a different risk management approach. Our risk management efforts relating to these assets are aimed at moderating the effects of non-interest rate risks on fair value, such as the effect of changes in home prices on the assets’ fair values. We have identified these assets to be accounted for using the amortization method.

Our MSRs are summarized by the basis on which we account for the assets below:

	September 30, 2014	December 31, 2013
	(in thousands)

MSRs carried at fair value	$57,871	$26,452

MSR carried at lower of amortized cost or fair value:
Amortized cost	$292,803	$266,697
Valuation allowance	(4,826)	(2,577)

Carrying value	$287,977	$264,120

Fair value	$312,196	$289,737

Total MSR:
Carrying value	$345,848	$290,572

Fair value	$370,067	$316,189

Unpaid principal balance of mortgage loans underlying MSRs	$32,262,679	$25,792,933

Average servicing fee rate (in basis points)

MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	26
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.77%	3.68%
MSRs carried at fair value	4.78%	4.78%

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

Our MSR valuation process combines the use of a discounted cash flow model and analysis of current market data to arrive at an estimate of fair value at each balance sheet date. The cash flow and prepayment inputs used in our Manager’s discounted cash flow model are based on market factors and include the historical performance of its managed MSRs, which our Manager believes are consistent with inputs and data used by market participants valuing similar MSRs.

The key inputs used in the valuation of MSRs include mortgage prepayment speeds and discount rates. These variables can, and generally do, change from period to period as market conditions change. Therefore, the fair value of MSRs changes from period to period.

A shift in the market for MSRs or a change in management’s assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. Following is a summary of the effect on fair value of various changes to certain key inputs PFSI uses in making its fair value estimates: The following table summarizes shock analyses whereby we test the effect of a change in our inputs on the fair value of our MSRs.

	Effect on Fair Value of MSRs of a Change in Input Value
Shift in input	Pricing Spread	Prepayment Speed	Servicing Costs
		(in thousands)
+5%	$(6,742)	$(7,282)	$(2,269)
+10%	$(13,258)	$(14,331)	$(4,538)
+20%	$(25,656)	$(27,768)	$(9,076)
-5%	$6,978	$7,526	$2,269
-10%	$14,204	$15,308	$4,538
-20%	$29,451	$31,690	$9,076

The preceding analysis holds all of the inputs other than the input that is being “shocked” constant to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Therefore the following analysis is not a projection of the effect of a shock event and should not be relied upon as an earnings projection. Furthermore, certain of our MSRs are accounted for using the amortization method and are carried at the lower of amortized cost or fair value. Such assets’ carrying value may not be immediately affected as a result of a change in input values depending on the carrying value of the MSR asset before the change in input occurs and whether the change input causes our estimate of fair value to decrease below the carrying value of those MSRs.

Because the fair value of MSRs is difficult to estimate, our Manager’s process includes performance of the valuation by a specialized staff and significant executive management oversight. Our manager has assigned the responsibility for estimating the fair values of MSRs and other “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures. The FAV group reports to our Manager’s valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PFSI.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2014, we recorded net losses of $11.9 million and $23.9 million, respectively, in Results of real estate acquired in settlement of loans as compared to net losses of $2.3 million and $7.5 million, respectively, for the quarter and nine months ended September 30, 2013.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$47,891	$35,151	$130,159	$98,168
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(15,639)	(5,043)	(33,691)	(16,110)
Gain on sale, net	3,713	2,749	9,791	8,634

	$(11,926)	$(2,294)	$(23,900)	$(7,476)

Number of properties sold	490	287	1,303	833
Average carrying value of REO	$259,884	$94,277	$213,314	$89,463

Period end:
Carrying value	$275,185	$103,202
Number of properties in inventory	1,718	802

The increase in losses from REOs during the quarter and nine months ended September 30, 2014 compared to the same periods in 2013 was due to recognition of large valuation adjustments relating to several high value properties in our inventory during the quarter ended September 30, 2014, slower property value appreciation during the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013, along with growth in the inventory of properties held between the periods. Since REO is carried at the lower of cost or fair value, we recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$15,497	$18,327	$36,832	$68,625
Loan servicing fees	12,325	10,738	41,096	27,251
Management fees	9,623	8,539	26,609	23,486
Professional services	1,927	2,149	6,348	5,872
Compensation	1,843	2,292	6,668	5,819
Other	7,384	7,955	18,604	18,472

	$48,599	$50,000	$136,157	$149,525

Expenses decreased $1.4 million, or 3%, and $13.4 million, or 9%, during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. This decrease was primarily a result of lower fulfillment fees, reflecting decreased correspondent production activities, partially offset by increased servicing fees reflecting growth in both our investments in mortgage loans at fair value and our MSR portfolio.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PFSI for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Fulfillment fee expense	$15,497	$18,327	$36,832	$68,625

UPB of loans fulfilled by PLS	$3,677,613	$3,681,771	$8,588,955	$12,792,482

The decrease in loan fulfillment fees of $2.8 million and $31.8 million during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 is primarily due to the decrease in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities and production volume rate concessions provided by PFSI.

Loan Servicing Fees

Loan servicing fees increased by $1.6 million, or 15%, and $13.8 million, or 51%, during the quarter and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. Loan servicing fees increase as our investment in mortgage loans and MSRs increases. During the quarter ended September 30, 2014, our average investment in mortgage loans increased by 45%, compared to the quarter ended September 30, 2013. During the quarter ended September 30, 2014, our average servicing portfolio increased 41% to $30.7 billion from $21.8 billion during the quarter ended September 30, 2013.

Included in loan servicing fees are activity-based fees, which increased by $560,000 during the quarter ended September 30, 2014, generally relating to the increase in loan resolution activities during the quarter and nine months ended September 30, 2014. Included in the base servicing fee we pay PFSI is a supplemental servicing fee. Supplemental servicing fees are a component of the total base servicing fee and compensate PFSI for providing certain services that servicers generally do not provide but are required by us because we have no employees or infrastructure. We amended our servicing agreement with PFSI effective January 1, 2014, to limit the supplemental fees we pay PFSI to no more than $700,000 per quarter. During the quarter and nine months ended September 30, 2014, we paid PFSI $700,000 and $2.1 million, respectively, in supplemental servicing fees relating to our MSR servicing portfolio.

Loan servicing fees payable to PFSI and subsidiaries are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$28	$62	$74	$231
Activity-based	35	77	112	260

	63	139	186	491

Distressed mortgage loans:
Base	4,679	4,166	14,620	11,737
Activity-based	4,076	3,414	16,208	7,739

	8,755	7,580	30,828	19,476

MSRs:
Base	3,459	2,911	9,930	7,037
Activity-based	48	108	152	247

	3,507	3,019	10,082	7,284

	$12,325	$10,738	$41,096	$27,251

The components of our management fee payable to PFSI are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Management fee:
Base	$6,033	$5,104	$17,392	$14,043
Performance incentive	3,590	3,435	9,217	9,443

	$9,623	$8,539	$26,609	$23,486

Management Fees

Management fees increased by $1.1 million and $3.1 million during the quarter and nine months ended September 30, 2014, respectively, due to the effect of growth in shareholders’ equity on the base management fee we pay to PFSI. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

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

Professional Services

Professional services expense increased by $476,000 during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to increased legal fees including those relating to the sales of reperforming loans during the nine months ended September 30, 2014, partially offset by reduced due diligence expenses reflecting reduced distressed mortgage loan acquisition activity.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Common overhead allocation from PFSI	$2,802	$2,527	$8,018	$7,793
Servicing and collection costs	2,064	1,393	5,809	1,726
Loan origination	1,202	1,322	1,637	3,768
Insurance	247	219	738	648
Technology	246	234	720	588
Securitization	—	1,887	—	1,887
Other expenses	823	373	1,682	2,062

	$7,384	$7,955	$18,604	$18,472

Other expenses increased during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 by $132,000 primarily due to higher servicing and collection costs associated with the administration and sale of seasoned distressed loans, partially offset by decreased expenses associated with certain of our correspondent production activities and securitization expenses relating to a transaction in 2013 which did not recur during 2014.

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

The provision for income taxes increased by $6.6 million and decreased by $12.9 million for the quarter and nine months ended September 30, 2014 compared to the same periods in 2013. The Company had tax expense of $3.0 million and tax benefit of $509,000 for the quarter and nine months ended September 30, 2014 and tax benefit of $3.6 million and tax expense of $12.4 million for the quarter and nine months ended September 30, 2013. The Company’s effective tax rate was 5.1% and (0.3)% for the quarter and nine months ended September 30, 2014 compared to (10.1)% and 7.8% for the same periods in 2013. The variance in the Company’s effective tax rate is due primarily to the relative contributions of our taxable REIT subsidiary’s income to our consolidated income for the periods ended September 30, 2014 compared to the same period in 2013. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the deduction for dividends paid.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items:

	September 30, 2014	December 31, 2013
	(in thousands)
Assets
Cash	$46,487	$27,411
Investments:
Short-term investments	37,452	92,398
Mortgage-backed securities	267,885	197,401
Mortgage loans acquired for sale at fair value	688,850	458,137
Mortgage loans at fair value	2,561,911	2,818,445
Excess servicing spread	187,368	138,723
Derivative assets	10,344	7,976
Real estate acquired in settlement of loans	275,185	148,080
Mortgage servicing rights	345,848	290,572

	4,374,843	4,151,732
Other assets	183,483	131,774

Total assets	$4,604,813	$4,310,917

Liabilities
Borrowings:
Assets sold under agreements to repurchase	$2,416,686	$2,039,605
Borrowings under forward purchase agreements	—	226,580
Asset-backed secured financing of the variable interest entity	166,841	165,415
Exchangeable senior notes	250,000	250,000

	2,833,527	2,681,600
Other liabilities	183,245	162,203

Total liabilities	3,016,772	2,843,803
Shareholders’ equity	1,588,041	1,467,114

Total liabilities and shareholders’ equity	$4,604,813	$4,310,917

Total assets increased by approximately $293.9 million, or 7%, during the period from December 31, 2013 through September 30, 2014, primarily due to an increase in mortgage loans acquired for sale at fair value of $230.7 million, a $48.6 million increase in ESS and an increase in REO of $127.1 million, partly offset by a $256.5 million decrease in mortgage loans at fair value. Our asset acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent production acquisitions:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Correspondent lending loan purchases:
Government-insured or guaranteed	$4,614,645	$4,128,780	$11,890,787	$12,545,793
Agency-eligible	3,628,373	3,648,546	8,602,756	2,868,752
Jumbo	171,484	453,170	266,340	569,811

	$8,414,502	$8,230,496	$20,759,883	$25,984,356

Fair value of correspondent lending loans in inventory at period end	$688,850	$737,114

During the quarter and nine months ended September 30, 2014, we purchased for sale $8.4 billion and $20.8 billion, respectively, in fair value of correspondent production loans compared to $8.2 billion and $26.0 billion, respectively, in fair value of correspondent production loans during the quarter and nine months ended September 30, 2013. The decrease in correspondent purchases is a result of the effects of higher interest rates that have prevailed during the nine months ended September 30, 2014 as compared to those that prevailed during the first nine months of 2013 on the size of the mortgage market during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

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

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
MBS	$54,284	$199,558	$73,922	$199,558
Distressed mortgage loans
Performing	—	1,459	735	58,543
Nonperforming	—	577,533	282,282	963,632

	—	578,992	283,017	1,022,175
REO	—	3,597	3,117	3,686
MSRs	39,614	50,653	89,230	158,110
ESS purchased from PennyMac Financial Services, Inc.	9,253	2,828	82,646	2,828

	$103,151	$835,628	$531,932	$1,386,357

We did not acquire distressed mortgage loans during the quarter ended September 30, 2014 because we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective in making new investments in distressed mortgage loans.

Our acquisitions during the nine months ended September 30, 2014 and during the quarter and nine months ended September 30, 2013 were financed through the use of a combination of proceeds from liquidations of existing investments, equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business operations, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Our portfolio of MBS is backed by 30-year fixed interest rate mortgage loans. Following is a summary of our MBS portfolio.

	September 30, 2014					December 31, 2013
			Average					Average
	Fair value	Principal	Life (in years)	Coupon	Market yield	Fair value	Principal	Life (in years)	Coupon	Market yield
	(dollars in thousands)
Agency:
Freddie Mac	$139,087	$136,039	5.64	3.50%	3.02%	$141,106	$142,186	7.23	3.50%	3.63%
Fannie Mae	56,634	55,300	6.00	3.50%	3.00%	56,295	56,593	7.49	3.50%	3.57%
Prime jumbo	72,164	72,829	5.98	3.32%	3.40%	—	—	—	0.00%	0.00%

	$267,885	$264,168	—	3.45%	3.16%	$197,401	$198,779	7.30	3.50%	3.59%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value and mortgage loans under forward purchase agreements (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE) to the fair value of the real estate collateral underlying the loans is summarized below:

	September 30, 2014		December 31, 2013
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$591,582	$860,757	$647,266	$986,075
Nonperforming loans	1,439,520	2,060,559	1,647,527	2,331,605

	$2,031,102	$2,921,316	$2,294,793	$3,317,680

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, changes in borrower performance, our asset disposition strategies with respect to individual loans, the costs and expenses we incur in the asset preservation and disposition process and changes in the underlying collateral values.

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE):

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$303,569	51%	4.86%	$612,771	43%	5.90%	$329,899	51%	5.00%	$751,611	46%	6.03%
ARM/Hybrid	104,594	18%	3.23%	794,488	55%	5.12%	184,837	29%	3.46%	877,086	53%	5.07%
Interest rate step-up	183,263	31%	2.30%	30,345	2%	5.66%	132,391	20%	2.32%	18,830	1%	3.31%
Balloon	156	0%	2.00%	1,916	0%	2.43%	139	0%	2.00%	—	0%	0.00%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$590,957	100%	3.75%	$1,439,339	100%	5.40%	$646,703	100%	4.01%	$1,647,457	100%	5.50%
2nd lien	625	0%	4.56%	181	0%	8.95%	563	0%	4.97%	70	0%	10.62%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.01%	—	0%	0.35%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$474,588	81%	3.85%	$782,972	54%	5.36%	$543,633	84%	4.02%	$915,279	56%	5.47%
Investment property	114,679	19%	3.34%	654,561	45%	5.46%	95,181	15%	3.95%	729,558	44%	5.54%
Other	2,315	0%	3.85%	1,987	1%	5.32%	8,452	1%	4.13%	2,690	0%	5.10%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$302	0%	4.94%	$—	0%	5.50%	$444	0%	3.54%	$—	0%	0.42%
12 -35 months	295	0%	3.66%	153	0%	2.17%	11,063	2%	2.64%	3,075	0%	4.07%
36 -59 months	23,761	4%	3.54%	28,216	2%	3.62%	54,150	8%	3.49%	55,669	3%	4.25%
60 months or more	567,224	96%	3.76%	1,411,151	98%	5.44%	581,609	90%	4.09%	1,588,783	97%	5.55%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$161,817	27%	4.19%	$266,341	19%	5.64%	$159,814	25%	4.51%	$306,375	19%	5.93%
600-649	127,251	22%	3.94%	270,406	19%	5.39%	130,561	20%	4.33%	303,402	18%	5.60%
650-699	148,217	25%	3.64%	424,128	28%	5.39%	157,600	24%	3.85%	469,526	28%	5.42%
700-749	114,199	19%	3.20%	340,458	24%	5.31%	131,930	20%	3.40%	399,819	24%	5.26%
750 or greater	40,098	7%	3.34%	138,187	10%	5.20%	67,361	11%	3.52%	168,405	11%	5.29%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value (1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$132,160	22%	4.43%	$250,134	17%	5.45%	$145,449	23%	4.49%	$223,442	14%	5.60%
80% - 99.99%	161,824	28%	3.80%	376,826	26%	5.36%	188,505	29%	4.00%	355,451	22%	5.34%
100% - 119.99%	168,216	28%	3.59%	351,354	25%	5.36%	174,830	27%	3.83%	413,316	25%	5.50%
120% or greater	129,382	22%	3.45%	461,206	32%	5.43%	138,482	21%	3.89%	655,318	39%	5.54%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	September 30, 2014								December 31, 2013
	Performing loans				Nonperforming loans				Performing loans				Nonperforming loans
Geographic distribution	Fair value		% total	Average note rate	Fair value		% total	Average note rate	Fair value		% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)								(dollars in thousands)
California	$152,581		26%	3.14%	$267,282		19%	4.54%	$184,457		28%	3.37%	$370,347	23%	4.60%
New York	54,060		9%	3.57%	290,222		20%	5.85%	37,944		6%	4.29%	188,021	11%	5.97%
Florida	40,714		7%	3.62%	174,012		13%	5.61%	55,115		9%	3.68%	234,362	14%	5.91%
New Jersey		*	*	*	176,277		12%	5.61%		*	*	*	161,344	10%	5.65%
Maryland	28,183		5%	4.02%		*	*	*
Other	316,044		52%	4.09%	531,727		36%	5.34%	369,750		57%	4.47%	693,453	42%	5.68%

	$591,582		99%	3.76%	$1,439,520		100%	5.40%	$647,266		100%	4.01%	$1,647,527	100%	5.50%

*	Not included in the states representing the largest percentages as of the dates presented.

	September 30, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$439,309	74%	3.66%	$—	0%	0.00%	$501,218	77%	3.90%	$—	0%	0.00%
30 days delinquent	100,124	17%	4.09%	—	0%	0.00%	100,395	16%	4.32%	—	0%	0.00%
60 days delinquent	52,149	9%	3.93%	—	0%	0.00%	45,653	7%	4.40%	—	0%	0.00%
90 days or more		0%	0.00%		0%	0.00%
delinquent	—	0%	0.00%	558,095	39%	4.87%	—	0%	0.00%	738,043	45%	5.11%
In foreclosure	—	0%	0.00%	881,425	61%	5.75%	—	0%	0.00%	909,484	55%	5.82%

	$591,582	100%	3.76%	$1,439,520	100%	5.40%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

Key inputs	September 30, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate
Range	5.4% – 15.0%	8.7% – 16.9%
Weighted average	8.9%	12.7%

Twelve-month projected housing price index change
Range	4.0% – 5.1%	2.5% – 4.3%
Weighted average	4.8%	3.7%

Prepayment speed (1)
Range	0.0% – 7.4%	0.0% – 3.9%
Weighted average	3.0%	2.0%

Total prepayment speed (2)
Range	0.0% – 27.5%	0.3% – 33.9%
Weighted average	21.6%	24.3%

Mortgage loans under forward purchase agreements
Discount rate
Range	—	9.5% – 13.5%
Weighted average	—	11.9%

Twelve-month projected housing price index change
Range	—	3.3% – 4.2%
Weighted average	—	3.8%

Prepayment speed (1)
Range	—	1.1% – 2.9%
Weighted average	—	2.2%

Total prepayment speed (2)
Range	—	13.4% – 27.9%
Weighted average	—	22.8%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 12.7% at December 31, 2013 to 8.9% at September 30, 2014 because observed market returns for similar assets decreased during the period and our projections of interest collections for curing delinquent mortgage loans were revised.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 3.7% at December 31, 2013 to 4.8% at September 30, 2014 due to improved forecasts for real estate price appreciation.

The total prepayment speed of our portfolio of mortgage loans at fair value decreased from 24.3% at December 31, 2013 to 21.6% at September 30, 2014, largely due to lower expectations of prepayment speeds on certain mortgage loans that have seasoned in our portfolio.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute:

	September 30, 2014		December 31, 2013
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$191,471	70%	$108,341	73%
Planned unit development	40,770	15%	23,106	16%
Condominium/Co-op	31,933	12%	9,805	7%
5+ dwelling units	11,011	4%	6,828	5%

	$275,185	100%	$148,080	100%

	September 30, 2014		December 31, 2013
Geographic distribution	Fair value	% total	Fair value		% total
	(dollars in thousands)
California	$64,380	23%	$25,224		17%
Florida	43,171	16%	21,659		15%
Maryland	28,157	10%	7,688		5%
Illinois	13,619	5%		*	*
Other	125,858	46%	93,509		63%

	$275,185	100%	$148,080		100%

*	Not included in the states representing the largest percentages as of the dates presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended September 30, 2014 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	June 30, 2014		March 31, 2014
	At purchase	June 30, 2014	At purchase	June 30, 2014
	(dollars in millions)
Unpaid principal balance	$37.9	$36.1	$439.0	$411.6
Pool factor (1)	1.00	0.95	1.00	0.94
Collection status:
Delinquency
Current	0.7%	3.9%	6.2%	12.4%
30 days	0.6%	1.6%	0.7%	1.4%
60 days	1.4%	0.0%	0.7%	0.8%
over 90 days	59.0%	60.4%	37.5%	19.9%
In foreclosure	38.2%	29.9%	53.8%	57.3%
REO	0.0%	4.1%	1.1%	8.2%

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At purchase	September 30, 2014	At purchase	September 30, 2014	At purchase	September 30, 2014	At purchase	September 30, 2014
	(dollars in millions)
Unpaid principal balance	$507.3	$471.2	$929.5	$796.6	$397.3	$328.9	$366.2	$245.4
Pool factor (1)	1.00	0.93	1.00	0.86	1.00	0.83	1.00	0.67
Collection status:
Delinquency
Current	1.4%	7.9%	0.8%	13.4%	4.8%	19.3%	1.6%	36.3%
30 days	0.2%	0.8%	0.3%	1.6%	7.4%	6.1%	1.5%	8.4%
60 days	0.0%	0.5%	0.7%	1.1%	7.6%	4.5%	3.5%	4.8%
over 90 days	38.3%	24.5%	58.6%	29.8%	45.3%	25.6%	82.2%	21.3%
In foreclosure	60.0%	56.2%	39.6%	41.1%	34.9%	31.0%	11.2%	18.3%
REO	0.0%	10.1%	0.0%	13.1%	0.0%	13.5%	0.0%	10.9%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At purchase	September 30, 2014	At purchase	September 30, 2014	At purchase	September 30, 2014	At purchase	September 30, 2014
	(dollars in millions)
Unpaid principal balance	$290.3	$189.9	$357.2	$205.5	$402.5	$154.3	$0.0	$0.0
Pool factor (1)	1.00	0.65	1.00	0.58	1.00	0.38	—	—
Collection status:
Delinquency
Current	3.1%	24.5%	0.0%	18.9%	45.0%	32.2%	0.0%	0.0%
30 days	1.3%	7.6%	0.0%	2.2%	4.0%	10.1%	0.0%	0.0%
60 days	5.4%	4.8%	0.1%	1.6%	4.3%	5.5%	0.0%	0.0%
over 90 days	57.8%	19.7%	49.1%	18.3%	31.3%	26.2%	0.0%	0.0%
In foreclosure	32.4%	24.7%	50.8%	39.7%	15.3%	17.7%	0.0%	0.0%
REO	0.0%	18.7%	0.0%	19.2%	0.1%	8.3%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At purchase	September 30, 2014	At purchase	September 30, 2014	At purchase	September 30, 2014	At purchase	September 30, 2014
	(dollars in millions)
Unpaid principal balance	$49.0	$26.3	$542.6	$169.4	$259.8	$92.8	$515.1	$165.8
Pool factor (1)	1.00	0.54	1.00	0.31	1.00	0.36	1.00	0.32
Collection status:
Delinquency
Current	0.2%	31.5%	0.6%	19.5%	11.5%	25.6%	2.0%	19.4%
30 days	0.1%	3.5%	1.3%	3.7%	6.5%	8.1%	1.9%	7.1%
60 days	0.2%	3.5%	2.0%	3.7%	5.2%	4.1%	3.9%	3.4%
over 90 days	70.4%	30.1%	22.6%	30.3%	31.2%	26.4%	25.9%	19.7%
In foreclosure	29.0%	27.6%	73.0%	29.7%	43.9%	25.3%	66.3%	38.3%
REO	0.0%	3.9%	0.4%	13.1%	1.7%	10.5%	0.0%	12.2%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net increase in cash of $19.1 million during the nine months ended September 30, 2014. The increase was due to cash provided in our investing and financing activities exceeding cash used by our operating activities.

Operating activities

Cash used by operating activities totaled $383.4 million during the nine months ended September 30, 2014 compared to cash used in operating activities of $432.2 million during the nine months ended September 30, 2013. Cash used by operating activities in both periods is primarily attributable to growth in our inventory of mortgage loans acquired for sale.

Investing activities

Net cash provided by our investing activities was $308.3 million for the nine months ended September 30, 2014 and reflects liquidations of investments in excess of new investment acquisitions. This compares with cash used in investing activities totaling $759.5 million for the nine months ended September 30, 2013 as a result of growth in our investment portfolio. The change in cash flows from investing activities reflects a decrease in the availability of mortgage investments that meet our return targets. We realized cash inflows from repayments of mortgage loans and MBS, repayments of ESS and sales of REO totaling $694.2 million. Offsetting these cash inflows were the use of cash to purchase mortgage loans at fair value, ESS and REO of $368.7 million during the nine months ended September 30, 2014.

Approximately 45% of our investments, comprised of short-term investments, MBS, non-correspondent production mortgage loans, ESS, REO and MSRs, were nonperforming assets as of September 30, 2014. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the nine months ended September 30, 2014, we transferred $268.7 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $647.2 million.

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

The following table illustrates, for assets liquidated during the periods presented, the net gain (loss) in value that we accumulated over the period during which we owned the liquidated assets, as compared to the proceeds actually received and the additional net gain (loss) realized upon liquidation of such assets:

	Quarter ended September 30,
	2014			2013
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$124,248	$21,406	$6,128	$67,136	$8,759	$6,095
REO	47,891	2,003	3,713	35,151	4,121	2,749

	$172,139	$23,409	$9,841	$102,287	$12,880	$8,844

	Nine months ended September 30,
	2014			2013
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$517,005	$102,227	$22,756	$201,914	$26,490	$22,498
REO	130,159	8,205	9,791	98,168	6,299	8,634

	$647,164	$110,432	$32,547	$300,082	$32,789	$31,132

(1)	For the quarter and nine months ended September 30, 2014, the amounts include sales of reperforming loans with loan sale proceeds of $65.7 million and $329.9 million, accumulated gains of $14.5 million and $77.3 million, and $271,000 and $3.8 million gain on liquidation, respectively.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the distress in the loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $3.2 million for assets liquidated during the quarter ended September 30, 2014; $2.5 million for assets liquidated during the quarter ended September 30, 2013; and $11.4 million and $9.0 million for assets liquidated during the nine months ended September 30, 2014 and 2013, respectively.

Financing activities

Net cash provided by financing activities was $94.2 million for the nine months ended September 30, 2014, which was primarily used to fund the increase in our inventory of mortgage loans acquired for sale and mortgage loans at fair value. This compares with cash provided by financing activities totaling $1.3 billion for the nine months ended September 30, 2013. The reduction in cash flows from financing activities reflects reduced financing needs as a result of reduced acquisitions of distressed mortgage assets during 2014 as compared to 2013. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividend distributions. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. As our business continues to grow, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our portfolio of distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We do not expect repayments from contractual cash flows from our distressed asset investments to be a primary source of liquidity as the majority of our distressed asset investments are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the loan or the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less, and therefore are not expected to generate significant cash flows from principal repayments.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made borrowings in the form of sales of assets under agreements to repurchase and borrowings under forward purchase agreements. We entered into two long-term financing agreements during the year ended December 31, 2013. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

The two long-term financing transactions are as follows:

•	In April 2013, our wholly-owned subsidiary, PMC, completed a private offering of $250.0 million of Notes due 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of the Company at a rate of 33.6041 common shares per $1,000 principal amount of the Notes, which exchange rate increased from the initial exchange rate of 33.5149 (equivalent to an initial exchange price of approximately $29.84 per common share). The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 as provided in the related indenture. The exchange rate is subject to adjustment upon the occurrence of other certain events, but will not be adjusted for any accrued and unpaid interest. The Notes will mature May 1, 2020, unless repurchased or exchanged in accordance with their terms before such date.

•	In September 2013, we financed $536.8 million at fair value of jumbo loans through a private-label securitization transaction. We sold $174.5 million of senior bonds backed by the loans and retained the remaining securities from the transaction, with a portion intended as long-term investments. We intend to sell a portion of the securities in the future as investor demand for private-label securities increases. We do not have plans to execute additional financings through private-label securitizations until market conditions for such transactions improve.

We will continue to finance most of our assets on a short-term basis until long-term financing on favorable terms becomes more accessible. Our short-term financings will be primarily in the form of agreements to repurchase and other secured lending and structured finance facilities, pending the ultimate disposition of the assets, whether through sale, securitization or liquidation. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the quarter and nine months ended September 30, 2014, the average balance outstanding under agreements to repurchase securities, mortgage loans, mortgage loans acquired for sale, mortgage loans held by VIE and REO totaled $2.5 billion and $2.2 billion, respectively, and the maximum daily amount outstanding under such agreements totaled $2.8 billion and $2.7 billion for the quarter and nine months ended September 30, 2014, respectively. The difference between the maximum and average daily amounts outstanding was due to the timing of our mortgage loan purchases through our correspondent production segment and settlements of the mortgage loans into securities and our use of excess cash to temporarily reduce our borrowings. The total facility size of our borrowings was approximately $3.9 billion at September 30, 2014.

As of September 30, 2014 and December 31, 2013, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, and REO under agreements to repurchase and forward purchase agreements as follows:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Assets financed	$3,455,207	$3,447,587
Total assets in classes of assets financed	$3,793,831	$3,787,478
Borrowings	$2,583,527	$2,431,600
Percentage of invested assets pledged	91%	91%
Advance rate against pledged assets	75%	71%
Leverage ratio (1)	1.78x	1.83x

(1)	All borrowings divided by shareholders’ equity at period end.

As discussed above, all of our repurchase agreements and forward purchase agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase mature between December 18, 2014 and October 30, 2015 and provide for the sale to major financial institution counterparties based on the fair value of the mortgage loans sold. The agreements provide for terms of approximately one year.

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

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at each of the Company and our Operating Partnership, for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter; over the prior two (2) calendar quarters; and over the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMH;

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 5:1 for the Company and our Operating Partnership; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of September 30, 2014, we had on-balance sheet contractual obligations of $2.4 billion for the financing of assets under agreements to repurchase with maturities between October 31, 2014 and September 7, 2015. We also had contractual obligations of $250.0 million in the Notes.

As of September 30, 2014, we had contractual obligations to purchase mortgage loans for resale totaling approximately $838.9 million. Of the $838.9 million in commitments to purchase mortgage loans for resale, we recorded IRLCs of $5.5 million on our balance sheet as assets under the caption Derivative assets and $121 thousand as liabilities under the caption Derivative liabilities.

All agreements to repurchase assets that matured between September 30, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 15—Assets Sold Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$838,948	$838,948	$—	$—	$—
Assets sold under agreements to repurchase	2,416,686	2,416,686	—	—	—
Asset-backed secured financing	165,887	—	—	—	165,887
Exchangeable senior notes	250,000	—	—	—	250,000

Total	$3,671,521	$3,255,634	$—	$—	$415,887

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of September 30, 2014:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$523,388
Credit Suisse First Boston Mortgage Capital LLC	200,035
The Royal Bank of Scotland Group	94,810
Bank of America, N.A.	47,116
Morgan Stanley Bank, N.A.	10,063
Daiwa Capital Markets America Inc.	7,048

$882,460

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

Reimbursement Agreement. In connection with the initial public offering of our common shares (“IPO”), on August 4, 2009, we entered into an agreement with our Manager pursuant to which we agreed to reimburse our Manager for the $2.9 million payment that it made to the underwriters for the IPO (the “Conditional Reimbursement”) if we satisfied certain performance measures over a specified period of time. Effective February 1, 2013, we amended the terms of the reimbursement agreement to provide for the reimbursement of our Manager of the Conditional Reimbursement if we are required to pay our Manager performance incentive fees under our management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. We also agreed to pay the IPO underwriters an amount to which we agreed at the time of the IPO if we satisfied certain performance measures over a specified period of time. As our Manager earns performance incentive fees under our management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by our Manager. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

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

The following table summarizes the estimated change in fair value of our portfolio of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of September 30, 2014, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,832,817	$1,904,450	$1,970,563	$2,086,121	$2,135,705	$2,180,078
Change in fair value:
$	$(198,286)	$(126,653)	$(60,539)	$55,019	$104,603	$148,975
%	(9.76)%	(6.24)%	(2.98)%	2.71%	5.15%	7.33%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of September 30, 2014, net of the effect of changes in fair value of the related asset-backed secured financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollars in thousands)
Fair value	$397,555	$384,529	$375,191	$350,862	$335,871	$300,239
Change in fair value:
$	$33,587	$20,561	$11,223	$(13,106)	$(28,097)	$(63,729)
%	9.23%	5.65%	3.08%	(3.60)%	(7.72)%	(17.51)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$337,179	$324,245	$318,115	$306,478	$300,951	$290,437
Change in fair value:
$	$24,983	$12,049	$5,919	$(5,718)	$(11,245)	$(21,759)
%	8.00%	3.86%	1.90%	(1.83)%	(3.60)%	(6.97)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$337,733	$324,547	$318,272	$306,310	$300,607	$289,716
Change in fair value:
$	$25,537	$12,351	$6,076	$(5,886)	$(11,589)	$(22,480)
%	8.18%	3.96%	1.95%	(1.89)%	(3.71)%	(7.20)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$319,815	$316,005	$314,101	$310,291	$308,387	$304,577
Change in fair value:
$	$7,619	$3,809	$1,905	$(1,905)	$(3,809)	$(7,619)
%	2.44%	1.22%	0.61%	(0.61)%	(1.22)%	(2.44)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of September 30, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$62,476	$60,163	$59,067	$56,984	$55,995	$54,111
Change in fair value:
$	$4,468	$2,155	$1,059	$(1,024)	$(2,013)	$(3,897)
%	7.70%	3.72%	1.83%	(1.76)%	(3.47)%	(6.72)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$64,161	$60,965	$59,458	$56,611	$55,266	$52,720
Change in fair value:
$	$6,153	$2,957	$1,450	$(1,396)	$(2,742)	$(5,288)
%	10.61%	5.10%	2.50%	(2.41)%	(4.73)%	(9.12)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$59,465	$58,736	$58,372	$57,643	$57,279	$56,550
Change in fair value:
$	$1,457	$729	$364	$(364)	$(729)	$(1,457)
%	2.51%	1.26%	0.63%	(0.63)%	(1.26)%	(2.51)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of September 30, 2014, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$196,448	$191,801	$189,558	$185,228	$183,136	$179,092
Change in fair value:
$	$9,080	$4,433	$2,190	$(2,140)	$(4,232)	$(8,276)
%	4.85%	2.37%	1.17%	(1.14)%	(2.26)%	(4.42)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$206,044	$196,320	$191,753	$183,155	$179,104	$171,456
Change in fair value:
$	$18,676	$8,952	$4,385	$(4,213)	$(8,264)	$(15,912)
%	9.97%	4.78%	2.34%	(2.25)%	(4.41)%	(8.49)%

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

Our ability to predict results or the actual effect of future events, actions, plans or strategies is inherently uncertain. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. There are a number of factors, many of which are beyond our control that could cause actual results to differ significantly from management’s expectations. Some of these factors are discussed below.

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and as set forth in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the residential finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	continued declines in residential real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in residential mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our Manager and Servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our Manager, Servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our MSRs, ESS and other investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Ginnie Mae, FHA or the VA, or government-sponsored entities such as Fannie Mae or the Freddie Mac, or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau and its recently issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a REIT for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as a TRS for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation; and

•	the occurrence of natural disasters or other events or circumstances that could impact our operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 97 through 99 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2014, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Amended and Restated Flow Servicing Agreement, dated as of February 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.6	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.7	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.8	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.9†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.11	Master Repurchase Agreement, dated as of November 2, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Exhibit Description

10.12	Amendment Number One to Master Repurchase Agreement, dated as of August 18, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.13	Amendment Number Two to Master Repurchase Agreement, dated as of September 28, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.14	Amendment Number Three to Master Repurchase Agreement, dated as of December 30, 2011, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.15	Amendment Number Fthe Company’s to Master Repurchase Agreement, dated as of December 28, 2012, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.16	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

10.17	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

10.18	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.19	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.20	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.21	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.22	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.23	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.24	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.25	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Exhibit Description

10.26	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.27	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.28	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.29	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.30	Amendment Number Fthe Company’s to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.31	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.32	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.33	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.34	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.35	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.36	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.37	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.38	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

Exhibit Number	Exhibit Description

10.39	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.40	Amendment Number Fthe Company’steen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.41	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.42	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.43	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.44	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC.

10.45	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.46	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.47	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.48	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.49	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.50	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.51	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.52	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.53	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.54	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.55	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.56	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.57	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.58	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.59	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.60	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.61	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.62	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.63	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.64	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.65	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.66	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

Exhibit Number	Exhibit Description

10.67	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.68	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.69	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.70	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.71	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.72	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.73	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.74	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.75	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.76	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.77	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.78	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.79	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

Exhibit Number	Exhibit Description

10.80	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.81	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.82	Amendment Number Fthe Company’s to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.85	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.86	Amendment Number Eight to Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.87	Amendment Number Nine to Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.88	Amendment Number Ten to Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.89	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.90	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.91	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.92	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.93	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.94	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.95	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.96	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

Exhibit Number	Exhibit Description

10.97	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.98	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.99	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.100	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.101	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.102	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.103	Amendment Number Fthe Company’s to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.104	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.105	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.106	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.107	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.108	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.109	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.110	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.111	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.112	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.113	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.114	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.115	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.116	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.117	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.118	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.119	Confidentiality Agreement, dated as of February 6, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.7 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.120	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.121	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.122	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.123	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.124	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.125	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.126	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.127	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.128	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.131	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.132	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.133	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.134	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: November 7, 2014	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: November 7, 2014	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer