Form 10-K
period 2014-12-31
PennyMac Mortgage Investment Trust
filed 2015-03-02
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2014 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by non-affiliates was $1,604,798,645 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 23, 2015, there were 74,510,159 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2014 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2014

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	changes in the number of investor repurchases or indemnifications and our ability to obtain indemnification or demand repurchase from our correspondent sellers;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	technologies for loans and our ability to mitigate security risks and cyber intrusions;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to detect misconduct and fraud;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the U.S. Department of Agriculture (“USDA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau (“CFPB”) and its recently issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation;

•	the occurrence of natural disasters or other events or circumstances that could impact our operations; and

•	our organizational structure and certain requirements in our charter documents.

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

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”). PFSI is a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. residential mortgage market. Specifically:

•	We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), a subsidiary of PennyMac and an investment adviser registered with the Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, residential mortgage assets.

•	All of the loans we acquire in our correspondent production operations are acquired, pooled for sale, sold and/or securitized on our behalf by another PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”), which also services most of the loans we hold in our investment portfolio and almost all of the loans for which we retain the obligation to service as a result of our correspondent lending operations.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. residential mortgage market. We are primarily focused on investing in distressed mortgage loans available for acquisition from financial institutions, engaging in correspondent lending and investing in other mortgage related assets.

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

Through our management agreement with PCM and our loan servicing agreements with our loan servicers (primarily PLS), we work with borrowers to perform loss mitigation activities. For both performing and nonperforming loans we use loan modification programs (such as the U.S. Departments of the Treasury and Housing and Urban Development’s Home Affordable Modification Program (“HAMP”)) and workout options that we believe have the highest probability of successful resolution for both us and our borrowers. Loan modification or resolution may include our accepting a reduction of the principal balances of certain mortgage loans in our investment portfolio. We expect these methods to increase our portfolio of performing loans, reduce default rates and enhance the value of loans in our portfolio. We believe that by using these methods, we can provide borrowers with long-term solutions that address their willingness and ability to pay their mortgage loans. Once we have improved the credit quality of a loan, we intend to monetize the enhanced value through various disposition strategies. When loan modifications and other efforts are unable to cure distressed loans, our objective is to effect timely acquisition and liquidation of the property securing the mortgage loan.

As our Manager, PCM conducts activities including developing our investment strategies, sourcing and acquiring mortgage loans and mortgage-related assets for our investment portfolio, and developing the appropriate approach to be taken by PLS for each loan as it performs its specialty servicing. As our loan servicer, PLS services the mortgage loans we acquire. PLS performs prime servicing with respect to the loans underlying our MSRs, which are generally prime credit quality with low delinquency and default rates. PLS also performs special servicing for the distressed whole loans we have acquired. Special servicing utilizes a “high touch” approach to establish and maintain borrower contact and facilitate loss mitigation strategies. As part of its execution of PCM’s portfolio strategy, PLS may modify or refinance loans in our investment portfolio and originate loans to finance the sale of REO. In addition, PLS provides mortgage banking services in support of our correspondent production activities.

Correspondent production includes the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines, pooling such loans into MBS and selling the resulting securities into the secondary markets. We purchase Agency eligible loans and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell or securitize Agency eligible loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government loans (insured by the FHA or guaranteed by the VA), which we sell to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which, generally on a servicing-retained basis, we securitize or sell to third parties.

Our correspondent production business has grown through purchases from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. The management team at PFSI has prior experience with the majority of these mortgage originators. As of December 31, 2014, 344 sellers have been approved, primarily independent mortgage originators and small banks located across the United States. We purchased approximately $28.4 billion at fair value of loans in 2014, including $11.5 billion of conventional loans and $16.5 billion of government-insured loans. In the fourth quarter of 2014 we were the third largest correspondent lender in the United States as ranked by Inside Mortgage Finance.

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

Our Manager and Our Servicer

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on residential mortgage loans. PCM also serves as the investment manager to two private investment funds, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. The combined net assets of the entities managed by PCM, including our shareholders’ equity, amounted to approximately $2.0 billion as of December 31, 2014.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans. PLS’s loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers.

PLS’s servicing platform provides for significant borrower contact, which we refer to as “high touch,” and is designed to enable us to effectively implement programs that address borrower needs and maximize the value of our portfolio. PLS was established in February 2008 and also provides primary servicing and special servicing to the PennyMac funds and their investees as well as third parties. PLS acted as the servicer for loans with an aggregate unpaid principal balance of approximately $106.0 billion as of December 31, 2014.

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

We have no employees, and we do not pay our officers any cash compensation. Rather, under the management agreement, we pay PCM management fees quarterly in arrears, which include a “base” component and an “incentive” component. In addition, we pay PLS fees for servicing our loans and providing mortgage banking services in support of our correspondent production activities, and we reimburse PCM and its affiliates for certain direct costs incurred on our behalf and for certain overhead expenses.

Investment Strategy

In furtherance of our objective of providing attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation, our Manager continually evaluates the markets for investment opportunities for us. To date, we have invested in mortgage loans, a substantial portion of which are distressed and acquired at discounts to their unpaid principal balances; mortgage-related securities; ESS; MSRs; and other mortgage-related, real estate and financial assets. We also expect to invest in newly originated and distressed small balance (typically under $10 million) commercial real estate loans. A substantial portion of our investments are not rated by any rating agency.

Distressed Residential Mortgage Loans

We seek to maximize the value of the residential mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, we seek to effect property resolution in a timely, orderly and economically efficient manner.

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

Correspondent Production

We expect to grow our correspondent production business by increasing the number of sellers from which we purchase loans and increasing the volume of loans that we purchase from our existing sellers as we continue to increase the breadth of approved loan products that we offer and expand into additional geographic markets in the United States. We believe that we are well positioned to take advantage of this opportunity based on our management expertise in the correspondent production business, our relationships with correspondent sellers, and our supporting systems and processes.

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

• ESS arising from MSRs

• Loans to finance mortgage loan inventory for mortgage lenders

• Mortgage-related derivatives, including, but not limited to, options, futures and derivatives on MBS

• Agency debt and credit risk sharing instruments

• Small balance (typically under $10 million) loans that finance multifamily and other commercial real estate or securities backed by such loans

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

Our Portfolios

Correspondent Production

In our correspondent production activities, we acquire newly originated loans from mortgage lenders, sell the loans to an Agency or other third party, sell the loans to PLS in the case of government loans, or otherwise pool loans into MBS, sell the resulting securities into the MBS markets and retain the MSRs. During 2014, we purchased $28.4 billion at fair value of newly originated mortgage loans, compared to $32.0 billion during 2013.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Correspondent production mortgage loan purchases:
Government-insured or guaranteed	$16,523,216	$16,068,253	$8,969,220	$623,540	$20,810
Agency-eligible	11,474,345	15,358,372	13,463,121	660,862	9,249
Jumbo	383,854	582,996	10,795	34,361	—

	$28,381,415	$32,009,621	$22,443,136	$1,318,763	$30,059

Fair value of correspondent production mortgage loans in inventory at period end	$637,722	$458,137	$975,184	$232,016	$3,966
Gain on mortgage loans acquired for sale(1)	$35,647	$98,669	$147,675	$7,633	$18

(1)	Gain on mortgage loans acquired for sale includes the initial MSR capitalization, changes in the fair value of commitments to purchase loans (interest rate lock commitments (“IRLC”)), changes in the fair value of mortgage loans purchased during the period from purchase through the date of sale and changes in the fair value of derivative financial instruments purchased and sold to manage the risk of changes in fair value of our inventory of mortgage loans and IRLCs.

Investment Activities

Following is a summary of our acquisitions of mortgage and mortgage-related investments (excluding purchases for resale of newly originated mortgage loans and mortgage loans transferred from correspondent production activities and held as an investment):

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
MBS	$185,972	$199,558	$112,211	$21,420	$91,141
Agency debt security	—	12,000	—	—	—
Distressed mortgage loans(1)(2)
Performing	735	63,783	128,221	52,256	33,745
Nonperforming	553,869	1,242,778	414,545	595,353	383,466

	554,604	1,306,561	542,766	647,609	417,211
REO(2)	3,117	120	297	2,475	1,238
MSRs	121,333	184,451	134,702	9,079	—
ESS purchased from PennyMac Financial Services, Inc.	99,728	139,028	—	—	—

	$964,754	$1,841,718	$789,976	$680,583	$509,590

(1)	Performance status as of the date of acquisition.
(2)	$26.8 million, $443.2 million, and $504.8 million of our distressed asset purchases during the years ended December 31, 2014, 2013 and 2012, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2014	2013	2012	2011	2010
	(in thousands)
MBS	$307,363	$197,401	$—	$72,813	$119,872
Mortgage loans at fair value(1):
Performing	1,191,635	1,170,918	404,016	209,599	86,242
Nonperforming	1,535,317	1,647,527	785,955	615,977	278,008

	2,726,952	2,818,445	1,189,971	825,576	364,250
REO	303,228	148,080	88,078	103,549	29,685
MSRs	357,780	290,572	126,776	6,031	—
Excess servicing spread purchased from PennyMac Financial Services, Inc.	191,166	138,723	—	—	—

	$3,886,489	$3,593,221	$1,404,825	$1,007,969	$513,807

(1)	Amounts include mortgage loans under forward purchase agreements and mortgage loans held in a variable interest entity (“VIE”).

Our acquisitions of mortgage investments have been primarily comprised of nonperforming mortgage loans. During the period from August 4, 2009 (commencement of operations) through December 31, 2014, PCM encountered a relatively higher volume of available nonperforming mortgage loan portfolios than distressed performing mortgage loan portfolios. In addition, the risk-adjusted returns for nonperforming mortgage loan portfolios have generally been more attractive than those for distressed performing mortgage loan portfolios.

PCM has worked to expand our sources of assets to position us to take advantage of market opportunities and market changes, such as when the mortgage market achieves more active levels of non-Agency securitization and when delinquency and foreclosure levels decrease closer to historical levels. Examples of such investments include:

•	Creation and acquisition of MSRs and ESS related to MSRs. We believe that MSR and ESS investments may allow us to earn attractive current returns and to leverage the loan servicing and origination capabilities of PLS to enhance the assets’ value. We intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation.

•	Recapture of MSRs. Pursuant to the terms of the MSR recapture agreement entered into with PFSI effective February 1, 2013, if PFSI refinances mortgage loans for which we previously created and held the MSRs through our correspondent production activities, PFSI is generally required to transfer and convey to us, at no cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the mortgage loans so originated.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity results in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated mortgage loans.

•	To the extent that we transfer correspondent production mortgage loans into private label securitizations, we may retain a portion of the securities and residual interests created in such securitization transactions. We expect our future securitizations will be accounted for as secured borrowings.

•	Acquisition of small balance (typically under $10 million) mortgage loans that finance multifamily and other commercial real estate or securities backed by such mortgage loans.

Our Financing Strategy

We have pursued growth of our investment portfolio by using a combination of equity and borrowings, generally in the form of borrowings under agreements to repurchase and forward purchase agreements. We use borrowings to finance our investments and not to speculate on changes in interest rates.

During 2014 and 2013 we issued 3.8 million and 11.3 million of our common shares and received net proceeds totaling $89.5 million and $249.2 million, respectively, through a combination of underwritten share offerings and at the market equity offerings. We used the proceeds of these offerings to fund a portion of the purchase price of our mortgage-related investments, to fund the continued growth of our correspondent production business and for general corporate purposes.

Since 2010, we have maintained multiple master repurchase agreements with money center banks to finance our investments in distressed assets. Our objective is to use these facilities to finance nonperforming mortgage loan and real estate investments pending liquidation, sale, securitization or other structured financing. The aggregate principal amount outstanding under the facilities in existence as of December 31, 2014 was $1.6 billion.

Since 2010, we have also maintained multiple master repurchase agreements with money center banks to fund newly originated prime mortgage loans purchased from correspondent lenders. The aggregate principal balance outstanding under the facilities in existence as of December 31, 2014 was $574.3 million.

In 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million aggregate principal amount of 5.375% Exchangeable Senior Notes due 2020 (the “Notes”). The net proceeds were used to fund the business and investment activities of the Company, including the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of our correspondent production business, including the purchase of jumbo loans; the repayment of other indebtedness; and general corporate purposes.

From time to time, we have entered into forward purchase agreements pursuant to which we agree to purchase certain nonperforming assets including residential real property acquired in settlement of loans, from one money center bank which purchased these assets from unaffiliated money center banks. We assume all of the money center bank’s rights and obligations under its separate agreements with the unaffiliated money center banks. We record the transactions as purchases of loans.

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

Investment Allocation Policy

Investment opportunities in pools of mortgage loans that are consistent with our investment objectives, on the one hand and the investment objectives of the PennyMac funds and other future entities or accounts managed by PCM, on the other hand, have been and will be allocated among us and the PennyMac funds and the other entities or accounts generally on a pro rata basis. This is and has been based upon relative amounts of investment capital (including undrawn capital commitments) available for new investments by us, the PennyMac funds and any other relevant entities or accounts, or by assigning opportunities among the relevant entities such that investments assigned among us, such funds, entities or accounts are fair and equitable over time; provided that PCM, in its sole discretion, may allocate investment opportunities in any other manner that it deems to be fair and equitable. As of December 31, 2011, the commitment periods for the PennyMac funds had ended and the ability of the PennyMac funds to make new investments has therefore been significantly reduced.

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

We have not adopted a policy that expressly prohibits our trustees, officers, shareholders or affiliates from having a direct or indirect financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. However, our code of business conduct and ethics contains a conflicts of interest policy that prohibits our trustees and officers, as well as employees of PennyMac and its subsidiaries who provide services to us, from engaging in any transaction that involves an actual or apparent conflict of interest with us without the appropriate approval. We also have written policies and procedures for the review and approval of related party transactions, including oversight by designated committees of our board of trustees and PFSI’s board of directors.

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

Competition

In our correspondent production activities, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers. We compete on the basis of product offerings, technical knowledge, manufacturing quality, speed of execution, rate and fees.

In acquiring mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities, which may also be focused on acquiring mortgage loans, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger financial positions and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships than we can.

Because the availability of pools of mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of residential mortgage loans and other assets or adversely influence our ability to “win” our bids for such assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

In the face of this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PFSI’s special servicing expertise helps us to maximize the fair value of our residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market and regulatory conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues have contributed to the decision by certain financial institutions to exit or curtail their correspondent production business and to reduce their portfolios of MSRs. Not having a legacy portfolio or the same regulatory or capital issues may enable us to compete more effectively for attractive business or investment opportunities. However, we can provide no assurance that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

We are managed by PCM pursuant to a management agreement. PLS provides servicing and special servicing for MSRs and our portfolio of residential mortgage loans pursuant to a loan servicing agreement, and fulfillment services in connection with our correspondent lending activities pursuant to a mortgage banking and warehouse services agreement. All of our officers are employees of PennyMac or its affiliates. We have no employees. As of December 31, 2014, PennyMac had 1,816 employees. See Our Manager and Our Servicer above.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM and PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS are terminated.

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of mortgage loans and MSRs, and under our mortgage banking and warehouse services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may adversely affect our net income, but we rely on PCM and PLS to provide these services under these agreements because we have no employees or in-house capability to handle the services independently.

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

PFSI, the parent company of PCM and PLS, is undergoing significant growth and its development and integration of new operations may not be effective.

PFSI’s growth since it commenced operations has caused significant demands on its operational, accounting and legal infrastructure, and increased expenses. The ability of PCM and PLS to provide us with the services we require to be successful depends, among other things, on the ability of PFSI, including PCM and PLS, to maintain an operating platform and management system sufficient to address its growth. This may require PFSI to incur significant additional expenses and to commit additional senior management and operational resources to support its growth. There can be no assurance that PFSI will be able to effectively develop its expanding operations or that PFSI will continue to grow successfully. PFSI’s failure to do so could adversely affect the ability of PCM and PLS to manage us and service our portfolios of assets, respectively, which could materially and adversely affect our business, liquidity, financial position, and results of operations and our ability to pay dividends.

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

For its services under our loan servicing agreement, PLS is entitled to servicing fees that we believe are competitive with those charged by primary servicers and specialty servicers and include fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO, as well as activity fees that generally are calculated as a percentage of unpaid principal balance or proceeds realized. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial or escrow accounts. In addition, to the extent we participate in HAMP (or other similar mortgage loan modification programs), PLS may be entitled to retain any incentive payments made to it in connection with our participation therein. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair value.

On our behalf, PLS also refinances performing and nonperforming loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, we have agreed to pay PLS fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender which might give rise to a potential or perceived conflict of interest.

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

Our agreements with PCM and PLS provide that PCM and PLS will not assume any responsibility other than to provide the services specified in the applicable agreements. Our management agreement further provides that PCM will not be responsible for any action of our board of trustees in following or declining to follow its advice or recommendations. In addition, each of PCM and PLS and their respective affiliates, including each such entity’s managers, officers, trustees, directors, employees and members, will be held harmless from, and indemnified by us against, certain liabilities on customary terms. As a result, to the extent we are damaged through certain actions or inactions of PCM or PLS, our recourse is limited and we may not be able to recover our losses.

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

We may encounter conflicts of interest in our Manager’s efforts to appropriately allocate its time and services between its own activities, the management of the PennyMac funds and the management of us, or in its efforts to appropriately allocate investment opportunities among itself and the accounts that it manages.

Pursuant to our management agreement, PCM is obligated to provide us with the services of its senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with our level of activity. The members of PCM’s senior management team may have conflicts in allocating their time and services between the operations of PFSI and our activities, the PennyMac funds and other entities or accounts that they manage now or in the future.

Certain of the funds that PCM currently advises have, and certain of the funds that PCM may in the future advise may have, investment objectives that overlap with ours, including funds which have different fee structures, and potential conflicts may arise with respect to decisions regarding how to allocate investment opportunities among those funds. In addition, PCM and the other entities or accounts that it manages now or in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM and such other entities and accounts.

Our failure to deal appropriately with conflicts of interest could damage our reputation and adversely affect our business.

As we have expanded the scope of our businesses, we increasingly confront potential conflicts of interest relating to our investment activities that are managed by PCM. In addition, our investors may perceive conflicts of interest regarding investment decisions for funds in which certain of PFSI’s officers, who have made and may continue to make personal investments, are personally invested. Similarly, conflicts of interest may exist regarding decisions about the allocation of specific investment opportunities between funds in which PFSI receives an allocation of profits as the general partner and funds in which it does not.

The SEC and certain other regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business, we must continue to monitor and address any conflicts between our interests and those of PFSI. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations.

Negative publicity and media attention involving Countrywide Financial Corporation and certain of its former officers and other negative publicity could have an adverse impact on PFSI and us.

Certain of our and PFSI’s officers are former employees of Countrywide Financial Corporation, or Countrywide, which has been the subject of various investigations and lawsuits and ongoing negative publicity. In addition, negative publicity associated with other legal claims against us, whether or not such complaints are valid, could harm our reputation. We cannot provide you any assurance regarding whether any existing or future investigations, litigation or complaints will generate negative publicity or media attention for us or adversely impact us or PFSI’s or its affiliates’ ability to conduct their businesses.

Risks Related to Our Business

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially adversely affect our business, financial condition and results of operations.

Due to the highly regulated nature of the mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. A failure to comply with any of these laws or regulations could subject us to lawsuits or governmental actions and damage our reputation, which could materially adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

        Federal, state and local governments have recently proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, unfair and deceptive acts and practices, fair debt collection practices, service members’ protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. PLS and service providers it uses, including outside foreclosure counsel retained to process foreclosures, must also comply with these legal requirements.

In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd Frank Act, represents a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among federal agencies, (ii) the creation of the Consumer Financial Protection Bureau, or CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including residential mortgage lending and servicing, (iii) enhanced regulation of financial markets, including the derivatives and securitization markets, and (iv) amendments to the Truth in Lending Act, or TILA, and the Real Estate Settlement Procedures Act, or RESPA, aimed at improving consumer protections with respect to residential mortgage originations, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and servicing requirements.

Our failure or the failure of PLS to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, enforcement actions, and repurchase and indemnification obligations.

The failure of the mortgage lenders from whom loans were acquired through our correspondent production activities to otherwise comply with these laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, PLS may not detect every violation of law by these mortgage lenders. While we have contractual rights to seek indemnity or repurchase from these correspondent lenders, if any of these lenders is unable to fulfill its indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected.

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

Mortgage loan originators and servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on “high cost” loans. To the extent these originators or servicers fail to comply with applicable law and any of their loans become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected mortgage loans. Further, if any of our loans are found to have been originated, serviced or owned by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses, any of which could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

The risk management efforts of our Manager may not be effective.

We could incur substantial losses and our business operations could be disrupted if our Manager is unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational risks related to our business, assets, and liabilities. Our Manager’s risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and our Manager may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases.

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, we expect to expand our business activities to include the acquisition of small balance commercial loans, or SBC loans, which may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs.

We may not be able to successfully operate our business or generate sufficient operating cash flows to make or sustain distributions to our shareholders. The supply of distressed residential mortgage loans will likely decrease as the economy improves.

There can be no assurance that we will be able to generate sufficient cash to pay our operating expenses and make distributions to our shareholders. The results of our operations and our ability to make or sustain distributions to our shareholders depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our investment strategies and our success in identifying and consummating them on favorable terms, the level and expected movement of home prices, the level and volatility of interest rates, readily accessible short-term and long-term financing on favorable terms, and conditions in the financial markets, real estate market and the economy, as to which no assurance can be given. We cannot assure you that we will be able to make investments with attractive risk-adjusted returns or will not seek investments with greater risk to obtain the same level of returns or that the value of our investments in the future will not decline substantially. We also face substantial competition in acquiring attractive investments, both in our investment activities and correspondent production activities.

In addition, as the current conditions in the mortgage market, the financial markets and the economy improve, the availability of distressed residential mortgage loans that meet our investment objectives and strategies will likely decrease, which could reduce our ability to invest in distressed mortgage assets. While we continue to pursue our correspondent production activities and reevaluate our investment strategies with a view toward maximizing the returns from our investment portfolio and identifying opportunities in the mortgage market, there can be no assurance that any of our strategies will be successful.

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and market value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been affected by changes in the lending landscape and has experienced defaults, credit losses and significant liquidity concerns. There is no assurance that these conditions will not recur. A continuation or increase in the volatility and deterioration in the mortgage markets may adversely affect the performance and fair value of our investments. Although we intend to purchase distressed mortgage loans at discounts to their unpaid principal balances, deterioration in home prices or the value of our investments could require us to take charges that may be material.

The actions of the U.S. government, the Federal Reserve Bank and the U.S. Treasury may materially and adversely affect our business.

The U.S. government, the Federal Reserve Bank, the U.S. Treasury and other governmental and regulatory bodies have taken and continue to take or modify various actions to address the financial crisis. There can be no assurances that such actions will have a beneficial impact on the financial markets. In addition to the foregoing, the U.S. Congress and/or various states and local legislatures may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

To the extent the financial markets do not respond favorably to these initiatives or they do not function as intended, they may not have a positive impact on our business. We can provide no assurance that we will be eligible to use any government programs or, if eligible, that we will be able to utilize them successfully. Further, the incentives provided by such programs may increase competition for, and the pricing of, our targeted assets.

Mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the value of, and the returns on, the assets in which we intend to invest.

From time to time, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation and the U.S. Treasury, will establish loan modification and refinance programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for modifications or refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, residential mortgage loans, RMBS, real estate-related securities and various other asset classes in which we invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

We are highly dependent on the Agencies, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. These Agencies play a critical role in the mortgage industry and we have significant business relationships with them. Presently, almost all of the newly originated conforming loans that we acquire from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have begun approving new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to those issued in the past. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as continued increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase demands and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other seller/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans in our correspondent production activities, and the performance, liquidity and market value of our investments.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, their inability to obtain any necessary government funding, their lack of success in resolving repurchase demands to their lenders, foreclosure problems and delays and problems with mortgage insurers, Fannie Mae and Freddie Mac could suffer losses and could fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their financial condition, the level of their activity in the primary or secondary mortgage markets or in their underwriting criteria could materially and adversely affect our business, liquidity, financial position, results of operations and our ability to make distributions to our shareholders.

Our or our Servicer’s inability to meet certain net worth and liquidity requirements imposed by Fannie Mae or Freddie Mac could have a material adverse effect on our business, financial condition and results of operation.

On January 30, 2015, FHFA proposed new minimum financial eligibility requirements for GSE sellers/servicers. These newly proposed eligibility requirements align the minimum financial requirements for mortgage sellers/servicers to do business with the GSEs. Freddie Mac and Fannie Mae, at the direction of and in consultation with FHFA, undertook an extensive review of financial risks that the GSEs face from doing business with their sellers and servicers. Based on this analysis, FHFA has proposed minimum financial requirements, including net worth, capital ratio and liquidity criteria, in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service GSE loans to cover the financial risks. FHFA has released the proposed criteria to provide greater transparency, clarity and consistency to industry participants and other stakeholders. FHFA anticipates that the proposed minimum financial requirements will be finalized in the second quarter of 2015, and will be effective six months after they are finalized.

If we are unable to comply with these new net worth and liquidity requirements, our ability to enter into certain transactions might be impaired and this could have a material adverse effect on our business, financial position, results of operations and cash flows.

The CFPB is becoming more active in its monitoring of the residential mortgage origination and servicing sectors. New rules and regulations and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB officially began operation on July 21, 2011. The CFPB is charged, in part, with enforcing laws involving consumer financial products and services and is empowered with examination, enforcement and rulemaking authority. While the full scope of the CFPB’s rulemaking and regulatory agenda relating to the mortgage industry is constantly evolving, it is apparent that the CFPB has taken a very active role. For example, the CFPB issued a Supervision and Examination Manual and other guidelines indicating that it would send examiners to banks and other institutions that service and/or originate mortgages to assess whether consumers’ interests are protected.

The Dodd-Frank Act establishes new standards and practices for mortgage originators, including determining prospective borrowers’ abilities to repay their mortgages, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect. Final regulations regarding such “ability to repay” and other standards and practices were adopted by the CFPB and became effective in January 2014. Before originating a mortgage loan, a lender must determine, on the basis of certain information and according to specified criteria, that the prospective borrower has the ability to repay the loan. Lenders that issue loans meeting certain heightened underwriting requirements will be presumed to comply with the new rule with respect to these loans. In addition, our ability to enter into asset-backed securities transactions in the future may be impacted by the Dodd-Frank Act and other proposed reforms related thereto, the effect of which is currently uncertain as it relates to the asset-backed securities market.

The CFPB issued final rules on January 17, 2013 and amendments since such date amending Regulation X, which implements the Real Estate Settlement Procedures Act, and Regulation Z, which implements the Truth in Lending Act. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing including periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers and required additional steps to be taken before purchasing insurance to protect the lender’s interest in the property. These rules took effect on January 10, 2014.

On February 11, 2013, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. The CFPB notes that there are a number of laws applicable to such transfers, including, without limitation, the Real Estate Settlement Procedures Act, the Fair Credit Reporting Act, the Fair Debt Collection Practices Act and prohibitions on unfair, deceptive, or abusive acts or practices. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of transfers that we have undertaken and seek to undertake, we may receive additional scrutiny from the CFPB and such scrutiny may result in some or all of the types of actions described above being imposed upon our business.

On December 15, 2014, the CFPB proposed further amendments to the Regulation X and Regulation Z servicing rules relating to force-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements and successors-in-interest to borrowers.

Regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB could materially and adversely affect the manner in which we or PLS conduct our or PLS’ business, result in heightened federal regulation and oversight of our or PLS’ business activities, and in increased costs and potential litigation associated with our or PLS’ business activities.

Our or PLS’ failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us or PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, financial position, results of operations or cash flows and our ability to make distributions to our shareholders.

We finance our investments with borrowings, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments through repurchase agreements. When we enter into repurchase agreements, we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If such counterparties determine that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

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

As the servicer of the assets subject to our repurchase agreements, PLS is also subject to various financial covenants, including those relating to tangible net worth, liquidity, profitability and its ratio of total liabilities to tangible net worth. PLS’ failure to comply with any of these covenants would generally result in a servicer termination event or event of default under one or more of our repurchase agreements. Thus, in addition to relying upon PCM to manage our financial covenants, we rely upon PLS to manage its own financial covenants in order to ensure our compliance with our repurchase agreements and our continued access to liquidity and capital. A servicer termination event or event of default resulting from PLS’ breach of its financial or other covenants could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

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

In addition, the repurchase agreements contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of facilities. The remedies for such events of default are also customary for these types of facilities and include the acceleration of the principal amount outstanding and the liquidation by the lender of the assets then subject to the respective facilities. If we default on one of our obligations under a repurchase agreement, the lender may be able to terminate the transaction, accelerate any amounts outstanding and cease entering into any other repurchase transactions with us. Because our repurchase agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Our other secured borrowings are subject to similar risks as those that apply to our repurchase agreements. Any significant losses we incur on our repurchase agreements and other secured borrowings could materially and adversely affect our earnings, financial condition and our cash available for distribution to our shareholders.

We may in the future utilize other sources of borrowings, including term loans, bank credit facilities and structured financing arrangements, among others. The amount of leverage we employ varies depending on the asset class being financed, our available capital, our ability to obtain and access financing arrangements with lenders and the lenders’ and rating agencies’ estimate of, among other things, the stability of our investment portfolio’s cash flow.

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

As non-recourse long-term financing structures become available to us and we attempt to utilize them or do utilize them, we are exposed to risks which could result in losses to us.

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

The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including distressed loans and REO, as well as MSRs and ESS, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for distressed loans and REO, or our inability in the future to obtain debt financing for MSRs and ESS, could require us to seek equity capital that may be more costly or unavailable to us.

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

In order to grow our business, we may rely on additional equity issuances, which may rank senior and/or be dilutive to our shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. In 2013, our wholly-owned subsidiary, PMC, issued $250 million of Notes that are exchangeable under certain circumstances for our common shares.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, as well as any interest rate swaps or other derivatives that we utilize for hedging purposes. Changes in interest rates affect our net interest income, which is the difference between the interest income we earn on our interest earning investments and the interest expense we incur in financing these investments. Interest rate fluctuations resulting in our interest expense exceeding interest income may result in operating losses for us. An increase in prevailing interest rates could adversely affect the volume of newly originated mortgages available for purchase in our correspondent production activities. Changes in the level of interest rates also may affect our ability to make investments, the value of our investments (including our pipeline of mortgage loan commitments) and any related hedging instruments, the value of newly originated loans acquired through our correspondent production segment, and our ability to realize gains from the disposition of assets. Changes in interest rates may also affect borrower default rates and may impact our ability to refinance or modify loans and/or to sell REO. In addition, with respect to the MSRs and ESS we own, decreasing interest rates may cause a large number of borrowers to refinance, which may result in the loss of any such mortgage servicing business and associated write-downs of such MSRs and ESS. Any such scenario could materially and adversely affect us.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

We pursue hedging strategies to reduce our exposure to changes in interest rates. Our hedging activity varies in scope based on the level of interest rates, the type of investments held, and changing market conditions. However, while we enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus hedging activity, while intended to limit losses, may materially and adversely affect our results of operations and cash flows.

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

Competition for mortgage assets may limit the availability of desirable investments and result in reduced risk-adjusted returns.

Our profitability depends, in part, on our ability to continue to acquire our targeted investments at favorable prices. As described in greater detail elsewhere in this Report, we compete in our investment activities with other mortgage REITs, specialty finance companies, private funds, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring mortgage assets. Many of our competitors also have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and higher risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

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

In addition, in conducting periodic reviews, our board of trustees will rely primarily on information provided to it by PCM. Furthermore, PCM may use complex strategies, and transactions entered into by PCM may be costly, difficult or impossible to unwind by the time they are reviewed by our board of trustees. We also may change our investment strategies and policies and targeted asset classes at any time without the consent of our shareholders, and this could result in our making investments that are different in type from, and possibly riskier than our current investments or the investments currently contemplated. Changes in our investment strategies and policies and targeted asset classes may expose us to new risks or increase our exposure to interest rate risk, counterparty risk, default risk and real estate market fluctuations, and this could materially and adversely affect the market value of our common shares and our ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and servicer, and an increase in the percentage or amount of government loans we acquire could be detrimental to us.

We are not approved as a Ginnie Mae issuer and servicer. As a result, we are unable to produce or acquire Ginnie Mae MSRs. In the absence of approval as a Ginnie Mae issuer and servicer or of an alternative arrangement whereby we can participate in the economics associated with newly originated Ginnie Mae MSRs, we may continue to earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity and results of operations, and our ability to make distributions to shareholders.

Our correspondent production activities could subject us to increased risk of loss.

In our correspondent production activities, we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PLS may not be able to continue to source sufficient asset acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such assets, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these assets and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity and results of operations and our ability to make distributions to our shareholders.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefits from exemptions to state mortgage banking, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are licensed or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed.

Our failure or the failure by PLS to obtain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our direct business activities, result in litigation or civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business.

We and PLS are also required to hold the Agency approvals in order to sell mortgage loans to the Agencies and service such mortgage loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business.

In addition, we and PLS are subject to periodic examinations by federal and state regulators, which can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we or PLS may lose our licenses. Negative publicity or fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions.

A disruption in the MBS market could materially adversely affect our business, financial condition and results of operations.

In our correspondent production activities, we deliver newly originated Agency-eligible mortgage loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

The industry in which we operate is highly competitive, and is likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition in acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other independent mortgage lenders and servicers. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent production business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a correspondent production business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non-bank participants. As more non-bank entities enter these markets, our correspondent lending activities may generate lower margins in order to effectively compete.

Compliance with changing regulation of corporate governance and public disclosure has resulted, and will continue to result, in increased compliance costs and pose challenges for our management team.

Changing federal and state laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules, regulations and agencies promulgated thereunder, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and SEC regulations, have created uncertainty for public companies and significantly increased the compliance requirements, costs and risks associated with accessing the U.S. public markets. Our management and PCM’s team has and will continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies; however, this will continue to lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by unauthorized intrusion, fire, power loss, telecommunications failures, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay the ability of PCM or PLS to provide services to our customers on our behalf. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology used to protect our customers’ personal information and transaction data. Despite efforts by PCM or PLS to ensure the integrity of their systems, it is possible that they may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with hostile countries or organizations or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of these systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future along with the industry’s increase in its reliance on the Internet and use of web-based product offerings.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of PCM’s or PLS’ systems or cyber security could cause serious negative consequences for our business, including significant disruption of our activities, misappropriation of our confidential information or that of our customers, or damage to PCM’s or PLS’ computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us, to PCM or PLS, or to our customers, loss of confidence in us, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships. As our reliance on technology has increased, so have the risks posed by information systems, both internal and those provided to us by third-party service providers. While we have implemented policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any cyber intrusions or failures, interruptions and security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition and results of operations.

The success and growth of our correspondent production activities will depend upon PLS’ ability to adapt to and implement technological changes.

Our correspondent production activities are currently dependent upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent production process is becoming more dependent upon technological advancement. Maintaining and improving new technology and becoming proficient with it may also require significant capital expenditures by PLS. As these requirements increase in the future, PLS will have to fully develop these technological capabilities to remain competitive and its failure to do so could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by employees of PennyMac and its subsidiaries, contractors we use, or other third parties with whom we have relationships. For example, such employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or misrecord or otherwise try to hide improper activities from us. This type of misconduct could also relate to our assets managed by PCM. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by the employees of PennyMac and its subsidiaries, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal controls over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in a breach under one of our lending arrangements and/or reduce the market value of our common shares. Additionally, the existence of any material weakness could result in a default under certain of our lending agreements and, along with the existence of a significant deficiency, would require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all.

The loss of the services of our senior managers could adversely affect our business.

The experience of PFSI’s senior managers is valuable to us. PFSI’s management team has significant experience in the mortgage loan production and servicing industry. The loss of the services of PFSI’s senior managers for any reason could adversely affect our business.

Terrorist attacks and other acts of violence or war may materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the U.S. and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the U.S. and worldwide financial markets and economy. The economic impact of these events could also materially and adversely affect the collectability of some of our loans and the credit quality of our loans and investments and the properties underlying our interests. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common shares to decline or be more volatile. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

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

We invest in performing and nonperforming residential mortgage loans, and newly originated prime credit quality residential mortgage loans through our correspondent production business. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. These risks are greater for nonperforming loans. In addition, we invest in RMBS that are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. The ability of borrowers to repay residential mortgage loans that we own, or underlying RMBS that we own, is dependent upon the income or assets of these borrowers.

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

We also expect to invest in CMBS and commercial mortgage loans. Commercial mortgage loans are secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. Net operating income of an income producing property can be affected by a variety of factors, and if the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan and any accrued interest of the mortgage loan plus advances made, which could have a material adverse effect on our cash flow from operations.

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

We acquire distressed residential mortgage loans and mortgage-related assets where the borrower has failed to make timely payments of principal and/or interest. We also acquire performing loans that subsequently become nonperforming. Under current market conditions, it is likely that a portion of these loans will have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. If PLS as our primary and special servicer is not able to adequately address or mitigate the issues concerning these loans, we may incur significant losses. There are no limits on the percentage of nonperforming assets we may hold. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

Our acquisition of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. We generally acquire MSRs from the sale of mortgage loans where we assume the obligation to service the loan in connection with the sale transaction or we may purchase MSRs. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivatives to hedge against changes in fair value of MSRs, our balance sheet, financial condition, liquidity and results of operations would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. We base the price we pay for MSRs on, among other things, our projections of the cash flows from related pools of mortgage loans. Our expectation of delinquencies is a significant assumption underlying those cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a negative impact on our financial results.

Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our shareholders.

Our acquisition of excess servicing spread exposes us to significant risks.

We also acquire from PLS, from time to time, the right to receive certain ESS arising from MSRs owned or acquired by PLS. The ESS represents the difference between PLS’ contractual servicing fee with the applicable Agency and a base servicing fee that PLS retains as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract.

Because the ESS is a component of the related MSR, the risks of owning the ESS are substantially similar to the risks of owning an MSR. We also record our ESS assets at fair value, which is based on many of the same estimates and assumptions PLS uses to value our MSR assets, thereby creating the same potential for material differences between the recorded fair value of the ESS and the actual value that is ultimately realized. Also, the performance of our ESS assets are impacted by the same drivers as our MSR assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any ESS we acquire, and this could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as a condition to our purchase of the ESS, we were required to subordinate our interests to those of the applicable Agency. To the extent PLS fails to maintain its Agency approvals, such failure could result in PLS’ loss of the applicable MSR in its entirety, thereby extinguishing our interest in the related ESS. With respect to our ESS relating to PLS’ Ginnie Mae MSRs, our interest is also subordinated to the rights of CSFB First Boston Mortgage Capital LLC (“CSFB”) under a loan and security agreement with PLS, pursuant to which CSFB has a blanket lien on all of PLS’ Ginnie Mae MSRs (including the ESS we acquired), and under a security and subordination agreement with us, pursuant to which we acknowledge CSFB’s blanket lien. The security and subordination agreement permits CSFB to liquidate the ESS along with the related MSRs to the extent there exists an event of default under the loan and security agreement, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require PLS to either (i) repay in full the outstanding loan amount under its loan and security agreement or (ii) repurchase the ESS from us at fair value. To the extent PLS is unable to repay the loan under its loan and security agreement or repurchase the ESS, an event of default would exist under the loan and security agreement, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event our ESS is liquidated as a result of certain actions or inactions of PLS, we generally would be entitled to seek indemnity under the applicable spread acquisition agreement; however, this would be an unsecured claim and, as a result, our loss of the ESS to an Agency or CSFB under any of these scenarios could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We cannot independently protect our MSR or excess servicing spread assets from borrower refinancing and are dependent upon PLS to do so for our benefit.

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer to us a portion of the MSRs relating to mortgage loans it refinances, we are not independently capable of protecting our MSR asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely upon PLS to refinance mortgage loans in our servicing portfolio that would otherwise be targeted by third party lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently solicit our servicing portfolio. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR asset, decreasing its value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the ESS relating to mortgage loans it refinances, we are not independently capable of protecting our ESS asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of ESS. Accordingly, we must also rely upon PLS to refinance these mortgage loans that would otherwise be targeted by third party lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently solicit these mortgage loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated runoff of our ESS assets, decreasing their value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Our future investments in commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the multifamily and commercial real estate sectors and may be affected by conditions that could materially adversely affect our business and results of operations.

We expect to acquire mortgage loans secured by multifamily and commercial real estate properties. The profitability of these investments will be closely tied to the overall success of the multifamily and commercial real estate market. Various changes in real estate conditions may impact the multifamily and commercial real estate sectors. Any negative trends in such real estate conditions may reduce the availability of attractive acquisition opportunities and, as a result, adversely affect our results of operations. These conditions include:

•	oversupply of, or a reduction in demand for, multifamily housing and commercial properties;

•	a favorable single-family real estate or interest rate environment that may result in a significant number of potential residents of multifamily properties deciding to purchase homes instead of renting;

•	rent control or stabilization laws, or other laws regulating multifamily housing, which could affect the profitability of multifamily developments;

•	the inability of residents and tenants to pay rent;

•	increased competition in the multifamily and commercial real estate sectors based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties; and

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs.

Moreover, other factors may adversely affect the multifamily and commercial real estate sectors, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in the economy and interest rate levels, the potential liability under environmental and other laws, increases in delinquency and foreclosure rates, and other unforeseen events. Any or all of these factors could negatively impact the multifamily sector and, as a result, reduce the availability of attractive acquisition opportunities. Any such reduction could materially and adversely affect us.

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

A decline in the value of the real estate underlying our mortgage loans may result in reduced risk-adjusted returns or losses.

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

Our assets are not subject to any geographic, diversification or concentration limitations except that we will be concentrated in mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Concentration or a lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

The risks associated with our investments are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations to us and that we will incur losses on our investments with them in the event of a default on a particular investment because the value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. These factors may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Many of our investments are illiquid and we may not be able to adjust our portfolio in response to changes in economic and other conditions.

Our investments in distressed mortgage loans, MSRs, ESS, securities and mortgage loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Fair values of many of our investments are estimates and their ultimately reduced values may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The fair values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may differ from their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that change during the time period over which the investment is held and are beyond the control of PCM, the Company or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

PCM utilizes analytical models and data in connection with the valuation of our investments, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.

Given the illiquidity and complexity of our investments and strategies, PCM must rely heavily on models and data, including analytical models (both proprietary models developed by PCM and those supplied by third parties) and information and data supplied by third parties. Models and data are used to value investments or potential investments and also in connection with hedging our investments. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, especially valuation models, PCM may be induced to buy certain investments at prices that are too high, to sell certain other investments at prices that are too low or to miss favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful.

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

In connection with our correspondent production activities, we may rely on information furnished by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the value of the loan may be significantly lower than expected. Our controls and processes may not have detected or may not detect all misrepresented information in our loan acquisitions or from our business clients. Any such misrepresented information could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.

When we purchase nonperforming assets or newly originated loans through our correspondent production activities, our counterparty typically makes customary representations and warranties to us about such assets or loans. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to demand repurchase or substitution, or that our counterparty will remain solvent or otherwise be able to honor its obligations under our mortgage loan purchase agreements. Further, a significant portion of our nonperforming assets was purchased from or through a small number of sellers who generally also provide us with financing, creating a concentration of risk and a potential conflict of interest with key sources of financing. Our inability to obtain indemnity or require repurchase of a significant number of loans could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We may be required to repurchase mortgage loans or indemnify investors if we breach representations and warranties, which could materially and adversely affect our earnings.

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. As part of our correspondent production activities, PLS re-underwrites a percentage of the loans that we acquire, and we rely upon PLS to ensure quality underwriting by our correspondent sellers, accurate third party appraisals, and strict compliance with the representations and warranties that we require from our correspondent sellers and that are required from us by our investors. Our residential mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify the purchaser against future losses in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to the Agencies and other purchasers of mortgage loans may be broader than those available to us against the originator or correspondent lender, and if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a discount to the unpaid principal balance, which in some cases can be significant. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We believe that, as a result of the current market environment, many purchasers of mortgage loans, including the Agencies, are particularly aware of the conditions under which loan sellers must indemnify them against losses related to purchased loans, or repurchase those loans, and would benefit from enforcing any repurchase remedies they may have.

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

Our bylaws include an exclusive forum provision that could limit our shareholders’ ability to obtain a judicial forum viewed by the shareholders as more favorable for disputes with us or our trustees or officers.

Our bylaws provide that the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a claim of breach of fiduciary duty; any action asserting a claim against us arising pursuant to any provision of the Maryland REIT Law; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our trustees or officers, which may discourage such lawsuits against us and our trustees and officers. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to lose our REIT status in any taxable year, corporate-level income taxes, including alternative minimum taxes, would apply to all of our taxable income at federal and state tax rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

The Internal Revenue Code provides for a 20% maximum federal income tax rate for dividends paid by corporations to eligible domestic shareholders that are individuals, trusts or estates. Dividends paid by REITs, however, are generally not eligible for the reduced rates. The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

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

We intend to continue to make distributions to our shareholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds on a short-term or long-term basis, or issue equity to meet the distribution requirements of the Internal Revenue Code. We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we invest and may invest and to our accounting elections for such assets, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. As a result, to the extent such income is not realized within a TRS, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements.

We may be required to report taxable income early in our holding period for certain investments in excess of the economic income we ultimately realize from them.

We acquire and/or expect to acquire in the secondary market debt instruments that we may significantly modify for less than their face amount, MBS issued with original issue discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time or we may record a capital loss in a disposition of such asset, but our ability to benefit from that bad debt deduction would depend on our having taxable income or capital gains, respectively, in that later taxable year. This possible “income early, losses later” phenomenon could materially and adversely affect us and our shareholders if it were persistent and in significant amounts.

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

If our Operating Partnership failed to qualify as a disregarded entity for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a disregarded entity, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a disregarded entity, it is not subject to U.S. federal income tax on its income. Instead, its income is included in the calculation of our income. No assurance can be provided, however, that the Internal Revenue Service (the “IRS”) will not challenge its status as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership or a disregarded entity would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution.

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

We also may enter into certain transactions where the REIT eligibility of the assets subject to such transactions is uncertain. In circumstances where the application of these rules and regulations affecting our investments is not clear, we may have to interpret them and their application to us. If the IRS were to take a position adverse to our interpretation, the consequences of such action could materially and adversely affect our business, financial condition, liquidity, results of operations, and our ability to make distributions to our shareholders.

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

We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of PennyMac, at 6101 Condor Drive, Moorpark, California, 93021.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 23, 2014, our common shares were held by 34,499 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2014

	Stock		Cash dividends declared
Period Ended	High	Low
March 31, 2014	$24.44	$22.86	$0.59
June 30, 2014	$24.15	$20.78	$0.59
September 30, 2014	$22.35	$21.10	$0.61
December 31, 2014	$22.32	$20.40	$0.61

For the year ended December 31, 2013

	Stock		Cash dividends declared
Period Ended	High	Low
March 31, 2013	$28.95	$23.60	$0.57
June 30, 2013	$26.22	$18.95	$0.57
September 30, 2013	$23.54	$20.36	$0.57
December 31, 2013	$23.95	$21.30	$1.16	(1)

(1)	The increase in dividends declared was driven by the shift in dividend timing, resulting in two dividends declared during the quarter ($0.57 and $0.59).

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

Equity Compensation Plan Information

We have adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in our Operating Partnership) and other awards based on our shares that may be awarded by us directly to our officers and trustees, and the members, officers, trustees, directors and employees of PennyMac and its subsidiaries. The equity incentive plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. Our equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding common shares on a diluted basis at the time of the award. However, the total number of shares available for issuance under the plan cannot exceed 40 million.

The following table provides information as of December 31, 2014 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected
Plan category	warrants and rights	warrants and rights	in column(a))
Equity compensation plans approved by security holders(1)	725,412	$—	5,293,433
Equity compensation plans not approved by security holders(2)	—	—	—

Total	725,412	—	5,293,433

(1)	Represents our 2009 equity incentive plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us (in thousands, except for earnings per share amounts). Note that the condensed consolidated statements of income data for the years ended December 31, 2014, 2013 and 2012 and the condensed consolidated balance sheets data at December 31, 2014 and 2013 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data and other data for the years ended December 31, 2011 and 2010 and the condensed consolidated balance sheets data at December 31, 2012, 2011 and 2010 have been derived from the Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Net investment income:
Net gain on mortgage loans acquired for sale	$35,647	$98,669	$147,675	$7,633	$18
Net interest income	86,759	57,640	40,799	19,202	13,748
Net gain on investments	201,809	207,758	103,649	82,643	27,428
Other	32,526	41,451	11,403	2,190	2,034

	356,741	405,518	303,526	111,668	43,228

Expenses:
Expenses earned by PennyMac Financial Services, Inc.	136,276	151,535	93,950	21,691	7,867
Other	41,001	39,348	22,754	17,482	8,335

	177,277	190,883	116,704	39,173	16,202

Income before provision for income taxes	179,464	214,635	186,822	72,495	27,026
(Benefit from) provision for income taxes	(15,080)	14,445	48,573	8,056	2,543

Net income	$194,544	$200,190	$138,249	$64,439	$24,483

Condensed Consolidated Balance Sheets:
Investments:
Short-term investments	$139,900	$92,398	$39,017	$30,319	$—
United States Treasury security	—	—	—	50,000	—
Mortgage-backed securities at fair value	307,363	197,401	—	72,813	119,872
Mortgage loans acquired for sale at fair value	637,722	458,137	975,184	232,016	3,966
Mortgage loans at fair value (1)	2,726,952	2,818,445	1,189,971	825,576	364,250
Excess servicing spread purchased from PFSI	191,166	138,723	—	—
Real estate acquired in settlement of loans (2)	303,228	148,080	88,078	103,549	29,685
Mortgage servicing rights	357,780	290,572	126,776	6,031	—

	4,664,111	4,143,756	2,419,026	1,320,304	517,773
Other assets	240,185	167,161	140,637	65,758	71,322

Total assets	$4,904,296	$4,310,917	$2,559,663	$1,386,062	$589,095

Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$2,750,366	$2,039,605	$1,256,102	$631,313	$248,624
Note payable secured by mortgage loans at fair value	—	—	—	28,617	—
Borrowings under forward purchase agreements	—	226,580	—	152,427	—
Asset-backed secured financing at fair value	165,920	165,415	—	—	—
Exchangeable senior notes	250,000	250,000	—	—	—

	3,166,286	2,681,600	1,256,102	812,357	248,624
Other liabilities	159,838	162,203	102,225	27,688	20,558

Total liabilities	3,326,124	2,843,803	1,358,327	840,045	269,182

Shareholders’ equity	1,578,172	1,467,114	1,201,336	546,017	319,913

Total liabilities and shareholders’ equity	$4,904,296	$4,310,917	$2,559,663	$1,386,062	$589,095

Per Share Data:
Earnings:
Basic	$2.62	$3.13	$3.14	$2.41	$1.46
Diluted	$2.47	$2.96	$3.14	$2.41	$1.44
Cash dividends:
Declared	$2.40	$2.87	$2.22	$1.42	$1.19
Paid	$2.38	$2.28	$2.22	$1.84	$0.77
Year-end:
Share price	$21.09	$23.42	$25.29	$16.62	$18.15
Book value	$21.18	$20.82	$20.39	$19.22	$19.01

(1)	Includes mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity.
(2)	Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have achieved this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the MSRs.

We are externally managed by PCM, an investment adviser that specializes in and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS.

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the years ended December 31, 2014, 2013 and 2012, we acquired distressed mortgage loans with fair values totaling $577.4 million, $1.3 billion and $542.8 million, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $788.0 million, $392.0 million and $320.6 million, respectively.

During the years ended December 31, 2014, 2013 and 2012, we purchased newly originated prime credit quality loans with fair values totaling $28.4 billion, $32.0 billion and $22.4 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the FHA or insured or guaranteed by the VA, or USDA, we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the mortgage loan prior to the sale to PLS. We received sourcing fees totaling $4.7 million relating to $16.4 billion of mortgage loans at fair value that we sold to PLS for the year ended December 31, 2014, compared to $4.6 million relating to $16.1 billion of loans at fair value that we sold to PLS for the year ended December 31, 2013, and $2.5 million relating to $8.9 billion of mortgage loans at fair value that we sold to PLS for the year ended December 31, 2012.

We supplement these activities through participation in other mortgage-related activities, which are in various stages of analysis, planning or implementation, including:

•	Acquisition of ESS from MSRs acquired by PLS. We believe that ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS. In addition, ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the year ended December 31, 2014, we purchased ESS with fair values totaling $99.7 million and received $7.8 million pursuant to a recapture agreement with PFSI.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the year ended December 31, 2014, we received MSRs with fair values at initial recognition totaling $121.3 million, compared to $183.0 million during the year ended December 31, 2013.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS and Agency debt securities with fair values totaling $186.0 million, $211.6 million, and $112.2 million during the years ended December 31, 2014, 2013, and 2012, respectively.

•	Acquisition of small balance (typically under $10 million) commercial mortgage loans.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated loans.

We conduct substantially all of our operations, and make substantially all of our investments, through our Operating Partnership and its subsidiaries. We are the sole limited partner and one of our subsidiaries is the sole general partner of our Operating Partnership.

We believe that we qualify to be taxed as a REIT. We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent production business, is conducted in our TRS, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues its pattern of steady growth as reflected in recent economic data. During 2014, real U.S. gross domestic product expanded at an annual rate of 2.4% compared to a revised 2.2% annual rate for 2013. The national unemployment rate was 5.6% at December 31, 2014 and compares to a revised seasonally adjusted rate of 6.7% at December 31, 2013 and 7.9% at December 31, 2012. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the third quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 6.63%, a reduction from 8.26% during the fourth quarter of 2013.

Improvements in the residential real estate market appear to be slowing. The seasonally adjusted annual rate of existing home sales for December 2014 was 3.1% lower than for December 2013 and the national median existing home price for all housing types was $208,500, a 5.8% increase from December 2013. On a national level, foreclosure filings during 2014 decreased by 18% as compared to 2013. Foreclosure activity across the country declined throughout 2014; however, it is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.86% to a high of 4.43% during 2014 while during 2013, thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 4.49% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $1.2 trillion of home loans during 2014, down 34 percent from 2013. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.2 trillion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% LTV loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable for certain segments of borrowers.

In recent periods, we have seen increased competition from new and existing market participants in our correspondent production business. We believe changes in supply and demand within the marketplace have driven production margins down toward their long-term averages in recent periods, which is reflected in our results of operations in our Gain on mortgage loans acquired for sale.

We believe there is significant long-term market opportunity in non-agency jumbo mortgage loans, however current investor demand from institutional investors and large banks is limited, as evidenced by weak and inconsistent pricing for securitizations issued during 2014. The pace of prime jumbo MBS issuances slowed during 2014, with securitizations totaling $8.3 billion in UPB as compared with $12.9 billion in 2013. During the year ended December 31, 2014, we produced approximately $377.9 million in UPB of jumbo loans compared to $203.6 million in UPB of jumbo loans produced and $392.0 million in UPB of jumbo loans acquired, on a bulk basis, during the year ended December 31, 2013.

Our Manager continues to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either nonperforming mortgage loans, troubled but performing mortgage loans or a combination thereof) offered for sale. During 2014, the pool of sellers expanded to include programmatic sellers, such as HUD and Freddie Mac. During 2014, our Manager reviewed 128 mortgage loan pools with UPB totaling approximately $34.0 billion. This compares to our Manager’s review of 118 mortgage loan pools with UPB totaling approximately $35.0 billion during 2013. We acquired distressed mortgage loans with fair values totaling $559.0 million, $1.3 billion and $543.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. While we expect to see a continued supply of distressed mortgage loans, we believe the pricing for transactions in recent periods has generally been less attractive for buyers. We remain patient and selective in making new investments in distressed mortgage loans and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

Critical Accounting Policies

Preparation of financial statements in compliance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require our Manager to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

	At December 31, 2014
Level/Description	Carrying value of assets measured(1)	% total assets
	(in thousands)
Level 1: Prices determined using quoted prices in active markets for identical assets or liabilities.	$143,412	3%
Level 2: Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	1,476,655	30%
Level 3: Prices determined using significant unobservable inputs where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period). Unobservable inputs reflect our Manager’s assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	3,057,435	62%

Total assets measured at or based on fair value	$4,677,502	95%

Total assets	$4,904,296

(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether management has elected to carry the item at its fair value.

As shown above, our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. At December 31, 2014, $4.1 billion or 83% of our total assets were carried at fair value and $603.7 million or 12% were carried based on their fair values (primarily REO and certain of our MSRs – both of which are carried at the lower of cost or fair value). Of these assets carried at or based on fair value, $3.1 billion or 62% of total assets are measured using “Level 3” inputs – significant inputs that are difficult to observe due to illiquidity of the markets in which the assets are traded. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” financial statement items, our Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” financial instruments is difficult to estimate, our Manager’s valuation process includes performance of these items’ valuation by a specialized staff and significant executive management oversight. Our Manager has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring our investment portfolios and maintenance of our valuation policies and procedures. Our Manager’s FAV group submits the results of its valuations to our Manager’s valuation committee, which oversees and approves the fair values before such fair values are included in our periodic financial statements. PCM’s valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PFSI.

Following is a discussion relating to our Manager’s approach to measuring the balance sheet items that are most affected by “Level 3” fair value estimates.

Interest Rate Lock Commitments

Our net gain on mortgage loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. We recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the mortgage loan. In the course of our correspondent production activities, we make contractual commitments to correspondent lenders to purchase mortgage loans at specified terms. We call these commitments interest rate lock commitments, or IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value of such IRLCs as the mortgage loan approaches the point of purchase or the transaction is canceled.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of IRLCs is transferred to the fair value of mortgage loans acquired for sale at fair value when the mortgage loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and assumptions we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the mortgage loans and the probability that the mortgage loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will fund and changes in interest rates are updated as the IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Gain on mortgage loans acquired for sale in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for loans that decrease in fair value.

A shift in our Manager’s assessment of an input to the valuation of IRLCs can have a significant effect on the amount of gain on sale of mortgage loans acquired for sale for the period. Our Manager believes that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs:

Pull-through rate
Shift in input	Sensitivity
(in thousands)
5%	$329
10%	$659
20%	$926
(5%)	$(329)
(10%)	$(659)
(20%)	$(1,317)

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of Net investment income. Our Manager estimates fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with transparent pricing.

•	Our Manager categorizes mortgage loans that are saleable into active markets as “Level 2” fair value financial statement items. Our Manager estimates such loans’ fair values using their quoted market price or market price equivalent.

•	Our Manager categorizes mortgage loans that are not saleable into active markets as “Level 3” fair value financial statement items. Such loans include substantially all of our investments in distressed mortgage loans and certain of the mortgage loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that later became non salable to the Agencies.

Our Manager estimates the fair value of our “Level 3” mortgage loans using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities.

A shift in the market for “Level 3” mortgage loans or a change in our Manager’s assessment of an input to the valuation of “Level 3” mortgage loans can have a significant effect on the fair value of our mortgage loans at fair value and in our income for the period. Our Manager believes that the fair value of distressed mortgage loans is most sensitive to changes in property value projections. Following is a summary of the effect on fair value of changes to the property value inputs used by our Manager to make its fair value estimates:

Effect on fair value of a change in property value
Shift in input	Property values
(in thousands)
5%	$62,955
10%	$119,908
15%	$170,878
(5%)	($68,948)
(10%)	($143,948)
(15%)	($224,873)

Excess Servicing Spread

We acquire from PFSI the right to receive the ESS cash flows over the life of the underlying mortgage loans. We carry our investment in ESS at fair value. We record changes in the fair value of ESS in Net gain on investments.

Because ESS is a claim to a portion of the cash flows from MSRs, its valuation process is similar to that of MSRs. Our Manager uses the same discounted cash flow approach to measuring the ESS as it uses to value the related MSRs held by PFSI except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

A shift in the market for ESS or a change in our Manager’s assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. We believe that the most significant “Level 3” inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed.

Following is a summary of the effect on fair value of various changes to these inputs on our fair value estimates:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	($2,189)	($4,385)
10%	($4,329)	($8,597)
20%	($8,464)	($16,535)
(5%)	$2,241	$4,570
(10%)	$4,536	$9,337
(20%)	$9,295	$19,509

Real Estate Acquired in Settlement of Loans

We measure REO based on its fair value on a nonrecurring basis and carry REO at the lower of cost or fair value. We determine the fair value of REO by using a current estimate of value from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. We record changes in fair value and gains and losses on sale of REO in the consolidated statement of income under the caption Results of real estate acquired in settlement of loans.

Our Manager’s staff appraisers review REO values when we receive multiple indications of fair value and there is a significant difference among the fair values received. Our Manager’s staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where our Manager’s staff appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to establish the property’s fair value.

Amortization, Impairment and Change in Fair value of MSRs

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs initially at our estimate of the fair value of the contract to service the loans.

As economic fundamentals influencing the underlying mortgage loans change, our estimate of the fair value of the MSR we retain will also change. As a result, we will record changes in fair value as a component of Net servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date (carrying value is the amortized cost reduced by any related valuation allowance). See “Note 8—Fair Value” in the Notes to Consolidated Financial Statements for key inputs used in determining the fair value of MSRs at the time of the initial recognition and at the period end for the periods covered by our financial statements.

After the initial recognition of MSRs, we account for such assets based on the class of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

MSRs Accounted for Using the Amortization Method

We amortize MSRs accounted for using the amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment inputs applicable at that time.

We also evaluate MSRs accounted for using the amortization method for impairment with reference to the assets’ fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, we recognize the increase in fair value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, we stratify the assets by predominant risk characteristic including loan type (fixed-rate or adjustable-rate) and note interest rate. We stratify fixed-rate loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the fair value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of Net servicing fees.

MSRs Accounted for at Fair Value

We include changes in fair value of MSRs accounted for at fair value in current period income as a component of Net servicing fees.

A shift in the market for MSRs or a change in our Manager’s assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing.

Following is a summary of the effect on fair value of various changes to these key inputs that our Manager uses in making its fair value estimates:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	($6,738)	($7,596)	($2,141)
10%	($13,255)	($14,941)	($4,282)
20%	($25,663)	($28,926)	($8,564)
(5%)	$6,971	$7,858	$2,141
(10%)	$14,185	$15,990	$4,282
(20%)	$29,394	$33,133	$8,564

The preceding analyses hold constant all of the inputs, other than the input that is being changed, to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Furthermore, certain of our MSRs are accounted for using the amortization method and are carried at the lower of amortized cost or fair value. Such assets’ carrying value may not be immediately affected as a result of a change in input values depending on the carrying value of the MSR asset before the change in input occurs and whether the input change causes our estimate of fair value to decrease below the carrying value of the MSRs. Therefore the preceding analyses are not projections of the effects of a shock event or a change in our Manager’s estimate of an input and should not be relied upon as earnings projections.

Recourse Liability

We record a provision for losses relating to our representations and warranties as part of our loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. We establish a liability at the time loans are sold and periodically update our liability estimate.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our Manager’s credit administration staff. The liability estimate is reviewed and approved by our Manager’s senior management credit committee which includes its chief operating, credit & enterprise risk, mortgage operations, correspondent production and shared services officers.

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent lenders, the level of repurchase activity and ensuing losses will change and such changes may be material to us. As a result of these changes, we may be required to adjust the estimate of our liability for representations and warranties. Such adjustments may be material to our financial condition and net income.

Critical Accounting Policies Not Tied to Fair Value

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

SPEs are generally considered VIEs. A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. The primary beneficiary of a VIE is the party that has both the power to direct the activities that most significantly impact the VIE and a variable interest that could potentially be significant to the VIE.

When an SPE is a VIE, holders of variable interests in that entity must evaluate whether they are the VIE’s primary beneficiary. The primary beneficiary of a VIE must consolidate the assets and liabilities of the VIE onto its consolidated balance sheet. Therefore, the evaluation of a securitization as a VIE and our status as the VIE’s primary beneficiary can have a significant effect on our balance sheet.

We evaluate the securitization trust into which mortgage loans are sold to determine whether the entity is a VIE. To determine whether a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

For financial reporting purposes, the underlying loans and securities owned by the consolidated VIE are shown under Mortgage loans at fair value held by variable interest entity on our consolidated balance sheets. The securities issued to third parties by the consolidated VIE are classified as secured borrowings and shown as Asset-backed secured financing on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements.

Forward Purchase Agreements

We enter into transactions where we agree to purchase identified pools of mortgage loans and REO at a later date while assuming all of the responsibilities for servicing the mortgage loans and the risks and rewards relating to holding such mortgage loans as of a cutoff date that is before the mortgage loans and REO are purchased. Such transactions are referred to as forward purchase agreements. Under forward purchase agreements, the assets are held by the seller of the assets within a separate trust entity deemed a VIE.

Our interests in the assets subject to the forward purchase agreement are deemed to be contractually segregated from all other interests in the trust. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consists of the assets subject to the forward purchase agreement and our obligation to purchase the mortgage loans and REO. We direct all of the activities that drive the economic results of the assets subject to the forward purchase agreement. All of the changes in the fair value and cash flows of the assets subject to the forward purchase agreement are attributable solely to us, and such cash flows can only be used to settle the obligation to purchase the assets until the obligation has been settled.

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

The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs. A valuation allowance is established if, in our judgment, realization of deferred tax assets is not more likely than not.

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

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in thousands except per share amounts)

Net investment income	$356,741	$405,518	$303,526

Income before provision for income taxes by segment:
Correspondent production	$8,831	$43,890	$100,499
Investment activities	170,633	174,029	86,323
Other (1)	—	(3,284)	—

	$179,464	$214,635	$186,822

Net income	$194,544	$200,190	$138,249
Earnings per share:
Basic	$2.62	$3.13	$3.14
Diluted	$2.47	$2.96	$3.14
Dividends per share:
Declared	$2.40	$2.87	$2.22
Paid	$2.38	$2.28	$2.22
Investment activities:
Distressed mortgage loans and REO:
Purchases	$560,549	$1,309,887	$543,063
Cash proceeds from liquidation activities	$787,953	$392,105	$320,580
MBS:
Purchases	$185,972	$199,558	$112,211
Cash proceeds from repayment and sales	$86,783	$2,566	$189,167
ESS:
Purchases from PFSI	$95,892	$139,028	$—
Cash proceeds from repayments	$39,257	$4,076	$—

Per share prices during the period:
High	$24.44	$28.73	$25.52
Low	$20.40	$19.19	$16.75
At period end	$21.09	$23.42	$25.29
At period end:
Total assets	$4,904,296	$4,310,917	$2,559,663
Book value per share	$21.18	$20.82	$20.39

(1)	Represents corporate absorption of fulfillment fees for transition adjustment relating to the amended and restated mortgage banking and warehouse services agreement effective February 1, 2013.

            During the year ended December 31, 2014, we recorded net income of $194.5 million, or $2.47 per diluted share. Our net income for the year ended December 31, 2014 reflects net gains on our investments in financial instruments totaling $237.5 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $189.5 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity. These gains were supplemented by $86.8 million of net interest income. During the year ended December 31, 2014, we purchased $28.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $35.6 million. At December 31, 2014, we held mortgage loans acquired for sale with fair values totaling $637.7 million, including $209.3 million that were pending sale to PLS.

During the year ended December 31, 2013, we recorded net income of $200.2 million or $2.96 per diluted share. Our net income for the year ended December 31, 2013 reflects net gains on our investments in financial instruments totaling $306.4 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $181.0 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity. These gains were supplemented by $57.6 million of net interest income. During the year ended December 31, 2013, we purchased $32.0 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $98.7 million. At December 31, 2013, we held mortgage loans acquired for sale with fair values totaling $458.1 million, including $112.4 million that were pending sale to PLS.

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

Our net income decreased during the year ended December 31, 2014 due to decreased profitability in both our correspondent production and investment activities segments. Our correspondent production segment’s pre-tax income decreased by $35.1 million or 80%. We purchased $11.9 billion at fair value of mortgage loans for sale to nonaffiliates, a 26% decrease from $15.9 billion during 2013. The decrease in fair value of loans we purchased was compounded by reduced gain on sale margins in 2014 as compared to 2013, owing to increased competition resulting from a smaller mortgage market in 2014 as compared to 2013.

In our investment activities segment, our pre-tax income decreased by $3.4 million from $174.0 million to $170.6 million during 2014 as compared to 2013. Our average investment portfolio was approximately $2.9 billion during the year ended December 31, 2014, an increase of $1.1 billion, or 63%, over the year ended December 31, 2013 and during the year ended December 31, 2014, we recognized net investment income totaling approximately $294.7 million, an increase of $12.5 million, or 4%, from the year ended December 31, 2013. The increase in net investment income was offset by increased loan servicing expenses to accommodate the growth in our investment portfolio and activity-based fees relating to the increase in loan resolution activities. During the year ended December 31, 2013, we recognized net investment income totaling approximately $282.2 million, an increase of $145.4 million, or 106%, compared to 2012. Our average investment portfolio grew to approximately $1.8 billion during the year ended December 31, 2013, an increase of $820.0 million, or 83% compared to 2012.

Net Investment Income

During 2014, we recorded net investment income of $356.7 million, comprised primarily of net gain on investments of $201.8 million, supplemented by $86.8 million of net interest income, $37.9 million of net loan servicing fees, net gain on mortgage loans acquired for sale of $35.6 million, and $18.2 million of loan origination fees, partially offset by $32.5 million of losses from results of REO. This compares to net investment income of $405.5 million in 2013, comprised primarily of net gain on investments of $207.8 million, supplemented by net gain on mortgage loans acquired for sale of $98.7 million, $57.6 million of net interest income, $32.8 million of net loan servicing fees, and $17.8 million of loan origination fees, partially offset by $13.5 million of losses from results of REO. During 2012, we recorded net investment income of $303.5 million, comprised primarily of $147.7 million of net gains on investments, supplemented by $103.6 million of net interest income, $10.5 million of loan origination fees and $1.4 million of gains from results of REO.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our financial assets (comprised of mortgage loans at fair value, mortgage loans acquired for sale at fair value, MBS and ESS) at fair value, a substantial portion of the income we record with respect to such assets results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs and the related derivatives we use to hedge our financial assets and liabilities and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to mortgage loans held in a VIE.

The amounts of non-cash fair value and interest income adjustments are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net gain on mortgage loans acquired for sale
IRLCs	$4,412	$(18,230)	$13,707
Mortgage loans acquired for sale	3,825	(9,265)	43,691
Hedging derivatives	(11,518)	9,552	2,953

	(3,281)	(17,943)	60,351

Net interest income
Capitalization of interest pursuant to mortgage loan modifications	54,934	43,481	19,745
Accrual of unearned discounts relating to loans held in a variable interest entity and MBS	2,209	232	—

	57,143	43,713	19,745

Net gain (loss) on investments
Mortgage-backed securities:
Agency	9,118	365	4,600
Non Agency	1,298	—	—
Mortgage loans:
at fair value	216,841	166,877	76,473
at fair value under forward purchase agreements	463	10,093	7,223
ESS	(20,834)	2,423	—
Asset-backed secured financing	(8,459)	2,279	—

	198,427	182,037	88,296
Net loan servicing fees - MSR valuation adjustments	(16,546)	6,308	—

	$235,743	$214,115	$168,392

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

The following table illustrates the net gain (loss) in value that we accumulated over the period during which we owned the liquidated mortgage loan investments and REO, as compared to the proceeds actually received and the additional net gain realized upon liquidation of such assets:

	Year ended December 31,
	2014			2013			2012
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (losses)(2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$598,121	$108,576	$25,948	$270,529	$34,855	$28,387	$184,169	$19,525	$19,341
REO	189,832	11,936	13,804	121,576	7,653	10,526	136,411	(522)	18,759

	$787,953	$120,512	$39,752	$392,105	$42,508	$38,913	$320,580	$19,003	$38,100

(1)	For the year ended December 31, 2014, the amounts include sales of reperforming loans with loan sale proceeds of $ 330.8 million, accumulated gains of $77.3 million, and gain on liquidation of $4.7 million, respectively.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the mortgage loan at acquisition and on our success in working with the borrower to resolve the distress in the loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, includes direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $17.6 million, $11.4 million and $7.2 million for assets liquidated during the years ended December 31, 2014, 2013 and 2012, respectively.

The reduction in net investment income during 2014, as compared to 2013, was caused primarily by reduced gains on mortgage loans acquired for sale as a result of the increased competition for a smaller mortgage loan market in 2014 as compared to 2013, along with losses recognized on our investment in ESS and asset-backed secured financing which reflects the effects of decreasing mortgage interest rates throughout 2014. These reductions were partially offset by an increase in gain on mortgage loans at fair value resulting from a 49% increase in the average balance of mortgage loans at fair value accompanied by slower appreciation in the fair value of such mortgage loans during 2014 as compared to 2013.

Net Gains on Mortgage Loans Acquired for Sale

Our gains on mortgage loans acquired for sale are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash (loss) gain :
Sales proceeds, net	$(20,989)	$(197,580)	$13,918
Hedging activities	(57,161)	136,829	(57,040)

	(78,150)	(60,751)	(43,122)

Non cash gain:
Receipt of MSRs in loan sale transactions	121,333	183,032	134,682
Provision for losses relating to representations and warranties provided in loan sales	(4,256)	(5,669)	(4,236)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	4,412	(18,230)	13,707
Mortgage loans	3,825	(9,265)	43,691
Hedging derivatives	(11,518)	9,552	2,953

	(3,281)	(17,943)	60,351

	$35,647	$98,669	$147,675

Interest rate lock commitments issued during the year:
Loans sold to nonaffiliates:
Conventional mortgage loans	$11,610,381	$13,998,344	$14,472,400
Jumbo loans	512,853	238,096	—

	12,123,234	14,236,440	14,472,400
Mortgage loans sold to PFSI:
Government-insured or guaranteed mortgage loans	15,692,230	14,731,463	9,413,801

	$27,815,464	$28,967,903	$23,886,201

Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$11,858,198	$15,941,369	$13,473,916
Unpaid principal balance	$11,476,448	$15,616,687	$13,028,375
Fair value of mortgage loans acquired for sale held at year end:
Conventional mortgage loans	$428,397	$345,777	$821,858
Government-insured or guaranteed mortgage loans held for sale to PFSI	209,325	112,360	153,326

	$637,722	$458,137	$975,184

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The decrease in gain on mortgage loans acquired for sale during 2014 as compared to 2013 reflects the continuing shrinkage of the mortgage market that began in the second half of 2013 and continued throughout most of 2014. As a result of the smaller mortgage market, we purchased fewer mortgage loans and realized reduced gain on sale margins owing to the increased competition for such loans during 2014 as compared to 2013. The decrease in gain on mortgage loans acquired for sale during 2013 as compared to 2012 reflects the shrinkage of the mortgage market beginning in May of 2013 as a result of interest rates beginning to rise as compared to the general decreasing trend in interest rates that had prevailed from 2011 through April of 2013.

Provision for Losses on Representations and Warranties

We provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties to the purchasers of the loans we sell. Our agreements with the Agencies include representations and warranties related to the loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
	(unpaid principal balance of mortgage loans)
Indemnification activity
Indemnified mortgage loans at beginning of year	$—	$—	$—
New indemnifications	4,478	—	—
Indemnified mortgage loans repurchased	—	—	—
Less: indemnified mortgage loans repaid or refinanced	834	—	—

Indemnified mortgage loans at end of period	$3,644	$—	$—

Indemnified mortgage loans collateralized with deposits placed by correspondent lenders at year end	$1,362	$—	$—

Repurchase activity
Total mortgage loans repurchased	$15,791	$4,209	$290
Less: mortgage loans repurchased by correspondent lenders	7,553	2,673	225
Mortgage loans repaid by borrowers	—	—	—

Mortgage loans with losses chargeable to liability for representations and warranties	$8,238	$1,536	$65

Losses charged to liability for representations and warranties	$123	$—	$—

At year end:
Unpaid principal balance of mortgage loans subject to representations and warranties	$34,673,414	$25,652,972	$12,168,454

Liability for representations and warranties	$14,242	$10,110	$4,441

During the year ended December 31, 2014, we repurchased mortgage loans with unpaid balances totaling $15.8 million and charged losses for representations and warranties totaling $123,000 against the liability. Our losses were moderated primarily as a result of our ability to recover most of the losses inherent in the repurchased loans from the selling correspondent lenders. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity and corresponding losses to increase.

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

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and results of operations. Such adjustments would be included as a component of our net gains on mortgage loans acquired for sale at fair value.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders based on a fee schedule. The increase in fees during 2014 as compared to 2013 is due to the introduction of a new delivery fee during 2014, partially offset by reductions in other fees due to the decrease in the volume of mortgage loans we purchased during 2014 as compared to 2013. The increase in fees during 2013 compared to 2012 is due to both a change in production volume and fees charged to correspondent lenders.

Investment Activities

Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$10,416	$(1,347)	$612
Hedging derivatives	(6,802)	(4,310)	—

	3,614	(5,657)	612
Agency debt security	—	1,725	—
Excess servicing spread purchased from PFSI at fair value	(20,834)	2,423	—
Mortgage loans	227,488	206,988	103,037
Asset-backed secured financing	(8,459)	2,279	—

	$201,809	$207,758	$103,649

The decrease in net gain on investments in 2014 as compared to 2013 was caused primarily by losses recognized on our investment in ESS and asset-backed secured financing which reflects the effects of decreasing mortgage interest rates throughout 2014 and growth in our investment in ESS. These reductions were partially offset by an increase in net gain on mortgage loans at fair value resulting from a 49% increase in the average balance of mortgage loans at fair value accompanied by slower appreciation in the fair value of such mortgage loans as a result of slower appreciation in the fair value of the real estate collateralizing such loans during 2014 as compared to 2013.

The increase for the year ended December 31, 2013 as compared to 2012 is primarily due to valuation gains in our portfolio of mortgage loans, including mortgage loans under forward purchase agreements, reflecting the 91% increase in our average balance of mortgage loans along with continuing improvements in the performance of the residential real estate market. The average portfolio balance of mortgage investments increased $778.7 million, or 91%, during the year ended December 31, 2013 as compared to 2012.

Mortgage-Backed Securities

During the year ended December 31, 2014, we recognized net valuation gains on MBS of $10.4 million. The gains we recorded arose due to decreases in market yields on MBS during the period after we purchased the securities during 2014.

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

During 2012, we recognized net valuation gains on our portfolios of MBS totaling $0.6 million compared to net valuation losses of $2.8 million in 2011. The valuation gains represent the change in value through the date of sale of the respective securities. We sold all of our MBS held during 2012 before December 31, 2012.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $20.8 million for the year ended December 31, 2014 compared to a valuation gain of $2.4 million for the year ended December 31, 2013. Mortgage interest rates decreased throughout 2014 causing our estimate of future prepayments to increase as compared to 2013, resulting in a reduction in fair value. The effect of this decrease in fair value was compounded by growth in our investment in ESS. Our average investment in ESS increased from $16.1 million for the year ended December 31, 2013 to $168.1 million for the year ended December 31, 2014.

Mortgage Loans at Fair Value

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Valuation changes:
Performing loans	$67,035	$37,566	$2,592
Nonperforming loans	122,500	143,425	81,225

	189,535	180,991	83,817
Payoffs	22,166	28,387	19,341
Sales	3,782	—	(121)

	$215,483	$209,378	$103,037

Average portfolio balance	$2,435,556	$1,632,260	$853,596

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $189.5 million, $181.0 million and $83.8 million in the years ended December 31, 2014, 2013 and 2012, respectively. Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification generally may not result in an immediate increase in the loan’s fair value. As a result, the interest income we recognize is generally offset by a valuation loss. Valuation gains on mortgage loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the year ended December 31, 2014, we capitalized interest totaling $66.9 million compared to $43.5 million for the year ended December 31, 2013 and $19.7 million for the year ended December 31, 2012.

The changes in valuation gains during the periods presented reflect the growth in our investment in mortgage loans at fair value from year to year. During 2014, we observed increased demand in the market for re-performing mortgage loans which is reflected in increased gains on performing mortgage loans in 2014 as compared to 2013. This increase was partially offset by reduced valuation gains on nonperforming mortgage loans whose values are responsive to changes in the fair value of the real estate securing such loans. Real estate fair value appreciation moderated in 2014 as compared to 2013 and 2012, resulting in reduced fair value appreciation. The increase in valuation gains on the performing mortgage loans for 2013, as compared to 2012, was largely due to increased investor demand for such mortgage loans and successful modifications and subsequent borrower performance.

During the years ended December 31, 2014, 2013 and 2012, we recognized gains on mortgage loan payoffs as summarized below:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Number of mortgage loans	1,135	1,343	836
Unpaid principal balance	$310,422	$355,766	$259,469
Gain recognized at payoff	$22,166	$28,387	$19,341

Gains on sales of distressed mortgage loans are summarized below:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
Number of mortgage loans	1,682	—	—
Unpaid principal balance	$393,609	$—	$—
Gain recognized at sale	$3,782	$—	$(121)

We recognized valuation gains to reflect the commitment price of the mortgage loans subject to the mortgage loan sale at the time we entered into the commitment to sell such loans. Therefore, the gain recognized on sale of mortgage loans during 2014 reflects the difference between proceeds from sale of the mortgage loans and the commitment price of sale.

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB. We have observed increasing demand for reperforming mortgage loans as demonstrated by our sales of such loans during 2014. During the year ended December 31, 2014, we received proceeds of $330.8 million from the sale of $393.6 million in unpaid principal balance of mortgage loans. There can be no assurance that this form of monetization will continue to be a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for mortgage loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such mortgage loans in the future.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such loan. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, incentive payments earned pursuant to HAMP, payoffs or acquisition of the property securing the loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern.

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

The following tables present a summary of loan modifications completed:

	Year ended December 31,
	2014		2013		2012
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	1,183	$285,791	1,064	$226,945	449	$115,175
Term extension	1,318	$326,660	1,024	$220,678	287	$74,315
Capitalization of interest and fees	1,703	$419,189	1,563	$339,350	706	$170,523
Principal forbearance	539	$166,342	323	$83,613	81	$25,117
Principal reduction	837	$215,340	825	$192,919	293	$75,886
Total	1,705	$419,689	1,564	$339,609	706	$170,523

Defaults of mortgage loans modified in the prior year period(4)		$46,944		$28,290		$12,525
As a percentage of balance of loans before modification		25%		21%		17%

Defaults during the period of mortgage loans modified since acquisitions(3)(4)		$56,136		$35,882		$13,504
As a percentage of balance of loans before modification		26%		18%		17%
Repayments and sales of mortgage loans modified in the prior year period		$102,684		$22,456		$10,210
As a percentage of balance of loans before modification		30%		13%		13%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.
(4)	Exclude delinquent or paid off loans at the end of the prior period.

The following table summarizes the average effect of the modifications noted above on the terms of the loans modified:

	Year ended December 31,
	2014		2013		2012
Category	Before modification	After modification	Before modification	After modification	Before modification	After modification
	(dollars in thousands)
Loan balance	$246	$249	$217	$215	$242	$227
Remaining term (months)	325	415	311	421	304	362
Interest rate	5.39%	3.62%	5.77%	3.97%	6.44%	4.10%
Forbeared principal	$—	$13	$—	$7	$—	$6

Net Interest Income

Net interest income is summarized below:

	Year ended December 31, 2014
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$23,974	$—	$23,974	$568,959	4.16%
Investment activities:
Short-term investments	604	—	604	96,475	0.62%
Mortgage -backed securities:
Agency	6,774	206	6,980	192,559	3.58%
Non-Agency	1,094	152	1,246	36,275	3.39%

	7,868	358	8,226	228,834	3.55%

Mortgage loans:
at fair value	120,773	1,847	122,620	2,360,768	5.12%
under forward purchase agreements at fair value	3,584	—	3,584	74,788	4.73%

	124,357	1,847	126,204	2,435,556	5.11%
ESS	13,292	—	13,292	168,080	7.80%

Total investment activities	146,121	2,205	148,326	2,928,945	4.99%
Other interest	48	—	48	—

	$170,143	$2,205	$172,348	$3,497,904	4.86%

Liabilities:
Assets sold under agreements to repurchase	$48,934	$9,370	$58,304	$2,311,273	2.49%
Mortgage loans participation and sale agreement	646	266	912	44,770	2.01%
Borrowings under forward purchase agreements	2,363	—	2,363	82,056	2.84%
Asset-backed secured financing	5,872	618	6,490	167,752	3.82%
Exchangeable senior notes	13,438	920	14,358	250,000	5.66%

	71,253	11,174	82,427	2,855,851	2.85%

Other interest - servicing related	3,162	—	3,162	—

	74,415	11,174	85,589	2,855,851	2.96%

Net interest income	$95,728	$(8,969)	$86,759

Net interest margin					2.45%
Net interest spread					1.90%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Year ended December 31, 2013
	Interest income/expense				Annualized %
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$33,726	$—	$33,726	$900,850	3.74%
Investment activities:
Short-term investments	542	—	542	92,148	0.58%
Agency mortgage-backed securities	2,092	46	2,138	62,625	3.37%
Agency debt security	222	—	222	2,992	7.33%
Mortgage loans:
at fair value	81,043	232	81,275	1,511,795	5.38%
under forward purchase agreements at fair value	3,659	—	3,659	120,465	3.00%

	84,702	232	84,934	1,632,260	5.20%
ESS	1,091	—	1,091	16,070	6.70%

Total investment activities	88,649	278	88,927	1,806,095	4.92%

Other interest	209	—	209	—

	$122,584	$278	$122,862	$2,706,945	4.47%

Liabilities:
Assets sold under agreements to repurchase	$37,781	$10,009	$47,790	$1,552,912	3.08%
Borrowings under forward purchase agreements	3,707	—	3,707	124,394	2.94%
Asset backed secured financing	1,612	—	1,612	43,108	3.69%
Exchangeable senior notes	8,996	584	9,580	168,493	5.61%

	52,096	10,593	62,689	1,888,907	3.32%
Other interest - servicing related	2,533	—	2,533	—

	54,629	10,593	65,222	1,888,907	3.41%

Net interest income	$67,955	$(10,315)	$57,640

Net interest margin					2.13%
Net interest spread					1.06%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

	Year ended December 31, 2012
	Interest income/expense				Annualized %
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$19,731	$—	$19,731	$452,824	4.29%
Investment activities:
Short-term investments	42	—	42	49,880	0.08%
United States Treasury security	—	—	—	2,459	0.00%
Mortgage-backed securities:
Agency	1,476	(222)	1,254	44,713	2.76%
Non-Agency	466	364	830	35,291	2.32%

	1,942	142	2,084	80,004	2.56%
Mortgage loans:
at fair value	49,462	—	49,462	807,301	6.03%
under forward purchase agreements at fair value	997	—	997	46,295	2.12%

Total investment activities	52,443	142	52,585	985,939	5.25%

Other interest	125	—	125	—

	$72,299	$142	$72,441	$1,438,763	4.95%

Liabilities:
Assets sold under agreements to repurchase	$22,524	$5,501	$28,025	$803,753	3.49%
Borrowings under forward purchase agreements	2,396	—	2,396	58,719	4.01%
Note payable secured by mortgage loans at fair value	121	(8)	113	1,708	6.47%

	25,041	5,493	30,534	864,180	3.48%
Other interest - servicing related	1,108	—	1,108	—

	26,149	5,493	31,642	864,180	3.66%

Net interest income	$46,150	$(5,351)	$40,799

Net interest margin					2.84%
Net interest spread					1.29%

(1)	Amounts in this column represent accrual of unearned discounts and amortization of facility commitment fees for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Year ended December 31, 2014 vs. Year ended December 31, 2013			Year ended December 31, 2013 vs. Year ended December 31, 2012
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Correspondent production:
Mortgage loans acquired for sale at fair value	$3,561	$(13,313)	$(9,752)	$(3,075)	$17,070	$13,995
Investment activities:
Money market investment	36	26	62	438	62	500
Mortgage -backed securities:
Agency	140	4,702	4,842	—	884	884
Non-agency	—	1,246	1,246	—	(830)	(830)

	140	5,948	6,088	—	54	54
Agency debt security	—	(222)	(222)	—	222	222
Mortgage loans:
at fair value	(2,839)	44,184	41,345	(5,315)	37,128	31,813
under forward purchase agreements at fair value	1,630	(1,705)	(75)	547	2,116	2,663

Total mortgage loans	(1,209)	42,479	41,270	(4,768)	39,244	34,476
ESS	209	11,992	12,201	—	1,091	1,091

Total investment activities	(824)	60,223	59,399	(4,330)	40,673	36,343
Other interest	—	(161)	(161)	—	83	83

	2,737	46,749	49,486	(7,405)	57,826	50,421

Assets sold under agreements to repurchase	(5,655)	16,169	10,514	(4,675)	24,440	19,765
Mortgage loan sale and participation agreement	—	912	912	—	—	—
Borrowings under forward purchase agreement	(121)	(1,223)	(1,344)	(782)	2,093	1,311
Asset backed secured financing	58	4,820	4,878	—	1,612	1,612
Note payable secured by mortgage loans at fair value	—	—	—	—	(113)	(113)
Exchangeable senior notes	98	4,680	4,778	—	9,580	9,580

Interest bearing liabilities	(5,620)	25,358	19,738	(5,457)	37,612	32,155
Other interest - servicing	—	629	629	—	1,425	1,425

	(5,620)	25,987	20,367	(5,457)	39,037	33,580

Net interest income	$8,357	$20,762	$29,119	$(1,948)	$18,789	$16,841

In the year ended December 31, 2014, we earned net interest income of $86.8 million compared to $57.6 million for the year ended December 31, 2013 and $40.8 million for the year ended December 31, 2012. The increase in net interest income between the years was primarily due to growth in our investment portfolio throughout the three-year period.

We earned interest income on our portfolio of MBS totaling $8.2 million for a yield of 3.55% for the year ended December 31, 2014. We accumulated this portfolio of securities beginning late in the third quarter of 2013 and earned a yield of 3.37% during the portion of the year we held the securities. During the year ended December 31, 2012, we recognized interest income totaling $2.1 million and earned a yield of 2.56% on our portfolio of MBS until we sold the entire portfolio.

In the year ended December 31, 2014, we recognized interest income on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity totaling $126.2 million, including $66.9 million of interest capitalized pursuant to loan modifications, which compares to $84.9 million, including $43.5 million of interest capitalized pursuant to loan modifications in the year ended December 31, 2013. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $803.3 million, or 49% for the year ended December 31, 2014 when compared to the same period in 2013. Capitalized interest contributed 2.22% to our interest yield during 2014 compared to 2.63% during 2013. This decrease along with a decrease in the average mortgage note interest rate of our performing mortgage loans from 4.01% to 3.68% during 2014 resulted in a decrease in the yield on our mortgage loans at fair value.

At December 31, 2014, approximately 70% of the fair value of our mortgage loan portfolio was nonperforming, as compared to 72% at December 31, 2013. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ unpaid balances as we typically purchase our mortgage loans at substantial discounts to their unpaid principal balances.

Nonperforming mortgage loans and REO generally take longer to generate cash flow than performing mortgage loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a mortgage loan, and this may extend the resolution process. At December 31, 2014, we held $1.6 billion in fair value of nonperforming mortgage loans and $303.2 million in carrying value of REO.

In the year ended December 31, 2013, we recognized interest income on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity totaling $84.9 million, including $43.5 million of interest capitalized pursuant to mortgage loan modifications, which compares to $52.6 million, including $19.7 million of interest capitalized pursuant to mortgage loan modifications in the year ended December 31, 2012. The increases in interest income are due primarily to growth in the average balance of our mortgage loan portfolio of $778.7 million, or 91% for the year ended December 31, 2013 when compared to the same period in 2012. The increase in capitalized interest as a percentage of total interest income reflects increases in the level of modifications we were able to complete in 2013.

During the year ended December 31, 2014, we incurred interest expense totaling $85.6 million as compared to $65.2 million and $31.6 million during the years ended December 31, 2013 and 2012, respectively. Our interest cost on interest bearing liabilities was 2.96% for the year ended December 31, 2014 and 3.32% and 3.48% for the years ended December 31, 2013 and 2012, respectively. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet.

Net Loan Servicing Fees

When we sell mortgage loans, we generally enter into a contract to service the mortgage loans and recognize the value of such contracts as MSRs. Under these contracts, we are required to perform mortgage loan servicing functions in exchange for fees and the right to other compensation. The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting mortgage loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net loan servicing fees are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Servicing fees (1)	$80,008	$54,725	$10,982
MSR recapture fee receivable from PFSI	9	709	—
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(31,911)	(26,241)	(5,460)
(Provision for) reversal of impairment	(5,138)	4,970	(7,547)
Gain on sale	46	—	—
Carried at fair value – change in fair value	(16,648)	616	(852)
Gains (losses) on hedging derivatives	11,527	(1,988)	2,123

	(42,124)	(22,643)	(11,736)

Net loan servicing fees	$37,893	$32,791	$(754)

Average servicing portfolio	$29,709,898	$20,670,861	$3,667,941

(1)	Includes contractually specified servicing and ancillary fees.

Our correspondent production activity is the primary source of our mortgage loan servicing portfolio, which began to increase in the fourth quarter of 2011.

Net loan servicing fees increased $5.1 million during 2014, as compared to 2013. The increase was primarily due to a $25.3 million, or 46% increase in servicing fees, offset by a $19.5 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to a 44% increase in our average servicing portfolio. The increase in provision for impairment and change in fair value net of hedging gains during 2014 as compared to 2013 reflects the different interest rate environments between the years. During 2014, interest rates were generally decreasing, whereas during most of 2013, interest rates were increasing. Decreasing interest rates generally encourage increased refinancing activity which negatively affects the life and therefore value of MSRs, while increasing interest rates generally discourage refinancing activity.

Net loan servicing fees increased $33.5 million during the year ended December 31, 2013, as compared to 2012. The increase was primarily due to a $43.7 million increase in servicing fees, offset by $10.9 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to continued growth in our mortgage loan servicing portfolio. Offsetting the increase in servicing fees was MSR activity which included increased amortization arising from growth in the MSR asset and losses on hedging derivatives, offset by recoveries of previously recognized impairment and positive changes in fair value of MSRs resulting from increasing interest rates during the second half of 2013.

Effective February 1, 2013, we entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in lieu of transferring such MSRs. We recognized approximately $9,000 and $709,000 of such income during the year ended December 31, 2014 and 2013, respectively.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net loan servicing fees, driven primarily by our monthly estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income.

We account for MSRs at either the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of estimated amortized cost or fair value based on the class of MSR. We have identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. The Company’s subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

Our MSRs are summarized by the basis on which we account for the assets below as of the dates presented:

	December 31,	December 31,
	2014	2013
	(in thousands)
MSRs carried at fair value	$57,358	$26,452

MSR carried at lower of amortized cost or fair value:
Amortized cost	$308,137	$266,697
Valuation allowance	(7,715)	(2,577)

Carrying value	$300,422	$264,120

Fair value	$322,230	$289,737

Total MSR:
Carrying value	$357,780	$290,572

Fair value	$379,588	$316,189

Unpaid principal balance of mortgage loans underlying MSRs	$34,285,473	$25,792,933

Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	26
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.80%	3.68%
MSRs carried at fair value	4.78%	4.78%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2014, we recorded net losses of $32.5 million in Results of real estate acquired in settlement of loans as compared to $13.5 million during 2013 and net gains of $1.4 million during 2012.

Results of REO are summarized below:

	Year ended December 31
	2014	2013	2012
	(dollars in thousands)
During the year:
Proceeds from sales of REO	$189,832	$121,576	$136,411
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(46,255)	(24,114)	(17,391)
Gain on sale, net	13,804	10,623	18,759

	$(32,451)	$(13,491)	$1,368

Number of properties sold	1,837	1,105	973
Average carrying value of REO	$232,691	$99,972	$95,927

Year end:
Carrying value	$303,228	$148,080	$88,078
Number of properties in inventory	1,706	1,069	608

The increase in valuation adjustments in 2014 as compared to 2013 reflects the growth in our average investment in REO. The shift in results of REO from a gain during the year ended December 31, 2012 to a loss during the year ended December 31, 2013 was largely due to advances made to protect the properties’ values, as well as reductions on estimates of property values on certain REO properties during 2013. Additionally, since REO is carried at lower of cost or fair value, we generally are unable to record fair value gains if there are increases in the properties’ values until sale of the property.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Expenses earned by PFSI:
Loan servicing fees	$52,522	$39,413	$18,608
Loan fulfillment fees	48,719	79,712	62,906
Management fees	35,035	32,410	12,436
Professional services	8,380	8,373	6,053
Compensation	8,328	7,914	7,144
Other	24,293	23,061	9,557

	$177,277	$190,883	$116,704

Expenses decreased $13.6 million, or 7%, during the year ended December 31, 2014, compared to an increase of $74.2 million, or 64%, during the year ended December 31, 2013. This decrease was primarily a result of lower fulfillment fees, reflecting decreased correspondent activities, partially offset by increased servicing fees reflecting growth in both our investments in mortgage loans at fair value and our MSR portfolio. The increase in expenses during the years ended December 31, 2013 compared to 2012 was primarily a result of the substantial growth in our equity, our correspondent production activities and the Company’s investment portfolio.

Loan servicing fees increased by $13.1 million, or 33%, to $52.5 million in 2014, as compared to $39.4 million in 2013 and $18.6 million in 2012. Loan servicing fees increase as our average investment in mortgage loans and MSRs increases. During the year ended December 31, 2014 our average investment in mortgage loans increased by 49%, compared to increases of 91% and 34% during the years ended December 31, 2013 and 2012, respectively. Our servicing portfolio increased to $34.3 billion in 2014 from $25.8 billion in 2013 and $12.2 billion in 2012. Included in loan servicing fees are activity-based fees, which increased by $7.5 million and $8.1 million during the years ended December 31, 2014 and 2013, respectively, generally relating to the increase in loan resolution activities. We amended our servicing agreement with PLS effective January 1, 2014, to limit the supplemental fees we pay PLS to no more than $700,000 per quarter. During the years ended December 31, 2014 and 2013, we paid PLS $2.8 million and $944,000, respectively in supplemental servicing fees relating to our MSR servicing portfolio. Supplemental servicing fees are a component of the total base servicing fee and compensate PLS for providing certain services that are atypical for servicers to provide but required for us because we have no staff or infrastructure.

Loan servicing fees earned by PLS are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$103	$262	$204
Activity-based	149	300	—

	252	562	204

Mortgage loans at fair value:
Base	18,953	16,458	14,128
Activity-based	19,608	11,814	4,276

	38,561	28,272	18,404

MSRs:
Base	13,515	10,274	—
Activity-based	194	305	—

	13,709	10,579	—

	$52,522	$39,413	$18,608

Average investment in:
Mortgage loans acquired for sale at fair value	$568,959	$900,850	$452,824

Distressed mortgage loans	$2,435,556	$1,632,260	$853,596

Average mortgage loan servicing portfolio	$29,709,898	$20,670,861	$3,667,941

                Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the unpaid principal balance of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except for average fulfillment fee rate)
Fulfillment fee expense	$48,719	$79,712	$62,906
UPB of loans fulfilled by PLS	$11,476,448	$15,225,153	$13,028,375
Average fulfillment fee rate (in basis points)	42	52	48

Loan fulfillment fees decreased in the year ended December 31, 2014 by $31.0 million primarily due to the decrease in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities and a combination of contractual and discretionary reductions in the fulfillment fee rate charged by PLS. Loan fulfillment fees increased by $16.8 million during the year ended December 31, 2013 due to the growth in the volume of Agency-eligible and jumbo mortgage loans we purchased in our correspondent production activities that continued from 2012 through the second quarter of 2013. During the second half of 2013, the mortgage market contracted in response to increasing interest rates. While mortgage interest rates have decreased throughout 2014, mortgage interest rates did not decrease to the levels observed early in 2013 before they began to increase. Accordingly, our correspondent production volume has also decreased during this period from the levels observed through the first half of 2013, thereby reducing the related fulfillment fee expense.

The components of our management fee earned by PCM are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Management fees:
Base	$23,330	$19,644	$12,436
Performance incentive	11,705	12,766	—

Total management fees incurred during the year	$35,035	$32,410	$12,436

Management fees increased by $2.6 million and $20.0 million during the years ended December 31, 2014 and 2013, respectively, due to the effect of growth in shareholders’ equity on the base management fee we pay to PCM combined with recognition of performance incentive fees in 2013, which we did not incur in 2012. The decrease in performance incentive fees during 2014 as compared to 2013 reflects the decrease in our income in 2014 as compared to 2013. The increase in performance incentive fees in 2013 as compared to 2012 resulted in part from a change in our management agreement with PCM. Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

•	The base management fee rate from 1.5% per year of shareholders’ equity to a base management fee schedule based on tiered management fee rates beginning with a rate of 1.5% per year of shareholders’ equity for the first $2.0 billion of shareholders’ equity and reduced rates as the balance of shareholders’ equity increases. Our shareholders’ equity did not reach a level that would have resulted in a reduced base management fee rate.

•	The definition of “net income” for purposes of determining the performance incentive fee to net income as determined in compliance with GAAP. Previously, “net income” for purposes of determining the performance incentive fee began with net income as determined in compliance with GAAP and made adjustments for non-cash gains and losses included in our income. As a result of this change, we recognized $11.7 million and $12.8 million in performance incentive fees during the years ended December 31, 2014 and 2013, respectively.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional Services

Professional service expense increased $7,000 during 2014 as compared to 2013 primarily due to higher servicing and collection costs associated with the administration and sale of reperforming distressed loans, partially offset by decreased expenses associated with certain of our production activities and securitization expenses relating to transactions in 2013 which did not occur during 2014. Professional services expense increased by $2.3 million during 2013 as compared to 2012 due to the heightened level of mortgage investment acquisition activity which requires support in the form of due diligence and legal consultations as well as costs associated with the securitization of jumbo loans during the year.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Common overhead allocation from PFSI	$10,477	$10,423	$4,183
Servicing and collection costs	6,892	1,861	1,577
Loan origination	2,638	4,584	752
Insurance	989	890	762
Technology	984	826	701
Securitization	(150)	1,742	—
Other expenses	2,463	2,735	1,582

	$24,293	$23,061	$9,557

Other expenses increased during the year ended December 31, 2014 as compared to the year ended December 31, 2013 by $1.2 million primarily due to higher servicing and collection costs associated with the administration and sale of seasoned distressed loans, partially offset by decreased expenses associated with certain of our correspondent production activities and securitization expenses relating to a transaction in 2013 which did not recur during 2014.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
Year ended December 31, 2014	GAAP net income	GAAP/Tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
	(in thousands)
Net investment income
Net gain (loss) on mortgage loans acquired for sale	$35,647	$(117,201)	$(81,554)	$(81,554)	$—
Loan origination fees	18,184	—	18,184	18,184	—
Net interest income (expense)	86,759	17,073	103,832	(24,614)	128,446
Net gain on investments	201,809	(57,577)	144,232	47,562	96,670
Net loan servicing fees	37,893	53,242	91,135	91,135	—
Results of real estate acquired in settlement of loans	(32,451)	12,352	(20,099)	(20,099)	—
Other	8,900	—	8,900	2,160	6,740

Net investment income	356,741	(92,111)	264,630	32,774	231,856

Expenses	177,277	(1,225)	176,052	118,712	57,340
REIT dividend deduction	—	174,128	174,128	—	174,128

Total expenses	177,277	172,903	350,180	118,712	231,468

Income (loss) before provision for (benefit from) income taxes	179,464	(265,014)	(85,550)	(85,938)	388
(Benefit) provision for income taxes	(15,080)	14,760	(320)	(708)	388

Net income (loss)	$194,544	$(279,774)	$(85,230)	$(85,230)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items:

	December 31,	December 31,
	2014	2013
	(in thousands)
Assets
Cash	$76,386	$27,411
Investments:
Short-term investments	139,900	92,398
Mortgage-backed securities	307,363	197,401
Mortgage loans acquired for sale at fair value	637,722	458,137
Mortgage loans at fair value	2,726,952	2,818,445
Excess servicing spread	191,166	138,723
Derivative assets	11,107	7,976
Real estate acquired in settlement of loans	303,228	148,080
Mortgage servicing rights	357,780	290,572

	4,675,218	4,151,732
Other assets	152,692	131,774

Total assets	$4,904,296	$4,310,917

Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$2,750,366	$2,039,605
Borrowings under forward purchase agreements	—	226,580
Asset-backed secured financing of the variable interest entity	165,920	165,415
Exchangeable senior notes	250,000	250,000

	3,166,286	2,681,600
Other liabilities	159,838	162,203

Total liabilities	3,326,124	2,843,803
Shareholders’ equity	1,578,172	1,467,114

Total liabilities and shareholders’ equity	$4,904,296	$4,310,917

Total assets increased by $593.4 million, or 13.8%, during the year ended December 31, 2014, primarily due to an increase in mortgage loans acquired for sale at fair value, REO, MBS, MSR and ESS of $179.6 million, $155.1 million, $110.0 million, $67.2 million and $52.4 million, respectively. These increases were partly offset by a $91.5 million decrease in mortgage loans at fair value. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent production acquisitions:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Correspondent production loan purchases:
Government-insured or guaranteed acquired for sale to PennyMac Loan Services, LLC	$16,523,216	$16,068,253	$8,969,220	$623,540	$20,810
Agency-eligible	11,474,345	15,358,372	13,463,121	660,862	9,249
Jumbo	383,854	582,996	10,795	34,361	—

	$28,381,415	$32,009,621	$22,443,136	$1,318,763	$30,059

Fair value of correspondent production loans in inventory at year end	$637,722	$458,137	$975,184	$232,016	$3,966
Gain on mortgage loans acquired for sale	$35,647	$98,669	$147,675	$7,633	$18

During 2014, we purchased for sale $28.4 billion in fair value of correspondent production loans compared to $32.0 billion in fair value of correspondent production loans during 2013 and $22.4 billion during 2012. The decrease in correspondent purchases during 2014 as compared to 2013 is a result of the effect of the rising interest rate environment through most of 2013 on the demand for mortgage loans during 2014, partly offset by the impact of the continued growth of our correspondent network. The increase in correspondent purchases during 2013 as compared to 2012 was a result of our growing correspondent seller network relationships and the strong demand for mortgage loans through the first half of 2013. During the second half of 2013, our correspondent production volume began to decrease as a result of increasing interest rates.

Our ability to continue the expansion of our correspondent production business is subject to, among other factors, our ability to source additional mortgage loan volume, our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
MBS	$185,972	$199,558	$112,211
Agency debt security	—	12,000	—
Distressed mortgage loans(1)(2)
Performing	735	63,783	128,221
Nonperforming	553,869	1,242,778	414,545

	554,604	1,306,561	542,766
REO(2)	3,117	120	297
MSRs	121,333	184,451	134,702
ESS purchased from PennyMac Financial Services, Inc.	99,728	139,028	—

	$964,754	$1,841,718	$789,976

(1)	Performance status as of the date of acquisition.
(2)	$26.8 million, $443.2 million, and $504.8 million of our distressed asset purchases during the years ended December 31, 2014, 2013 and 2012, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisitions during the years ended December 31, 2014, 2013 and 2012 were financed through the use of a combination of equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business profitability, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2014					December 31, 2013
			Average					Average
	Fair value	Principal	Life (in years)	Coupon	Market yield	Fair value	Principal	Life (in years)	Coupon	Market yield
	(dollars in thousands)
Agency:
Freddie Mac	$139,577	$133,964	6.46	3.50%	2.70%	$141,106	$142,186	7.23	3.50%	3.63%
Fannie Mae	55,941	53,559	7.13	3.50%	2.73%	56,295	56,593	7.49	3.50%	3.57%

	195,518	187,523				197,401	198,779
Non Agency prime jumbo	111,845	111,270	4.77	3.49%	3.31%	—	—	—	0.00%	0.00%

	$307,363	$298,793	—	3.50%	3.00%	$197,401	$198,779	7.30	3.50%	3.59%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) to the real estate collateral underlying the loans is summarized below:

	December 31, 2014		December 31, 2013
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$664,266	$935,385	$647,266	$986,075
Nonperforming loans	1,535,317	2,246,585	1,647,527	2,331,605

	$2,199,583	$3,181,970	$2,294,793	$3,317,680

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans held in a VIE):

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Fixed	$322,704	49%	4.81%	$653,313	43%	5.88%	$329,899	51%	5.00%	$751,611	46%	6.03%
ARM/Hybrid	127,405	19%	3.28%	846,282	55%	5.01%	184,837	29%	3.46%	877,086	53%	5.07%
Interest rate step-up	213,999	32%	2.29%	34,854	2%	2.30%	132,391	20%	2.32%	18,830	1%	3.31%
Balloon	158	0%	1.97%	868	0%	5.16%	139	0%	2.00%	—	0%	0.00%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
1st lien	$663,686	100%	3.67%	$1,535,139	100%	5.30%	$646,703	100%	4.01%	$1,647,457	100%	5.50%
2nd lien	580	0%	4.53%	178	0%	8.72%	563	0%	4.97%	70	0%	10.62%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.01%	—	0%	0.35%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$524,833	79%	3.78%	$926,637	60%	5.21%	$543,633	84%	4.02%	$915,279	56%	5.47%
Investment property	137,347	21%	3.27%	607,086	40%	5.45%	95,181	15%	3.95%	729,558	44%	5.54%
Other	2,086	0%	4.22%	1,594	0%	5.44%	8,452	1%	4.13%	2,690	0%	5.10%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 12 months	$167	0%	4.51%	$—	0%	4.63%	$444	0%	3.54%	$—	0%	0.42%
12 - 35 months	401	0%	4.01%	38	0%	3.86%	11,063	2%	2.64%	3,075	0%	4.07%
36 - 59 months	18,061	3%	3.67%	22,136	1%	3.31%	54,150	8%	3.49%	55,669	3%	4.25%
60 months or more	645,637	97%	3.67%	1,513,143	99%	5.34%	581,609	90%	4.09%	1,588,783	97%	5.55%

	$664,266	100%	3.68%	$1,535,317	100.0%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Origination FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$166,135	25%	4.14%	$249,049	16%	5.52%	$159,814	25%	4.51%	$306,375	19%	5.93%
600-649	133,681	20%	3.90%	263,560	17%	5.33%	130,561	20%	4.33%	303,402	18%	5.60%
650-699	167,970	25%	3.61%	455,709	30%	5.32%	157,600	24%	3.85%	469,526	28%	5.42%
700-749	143,759	22%	3.14%	408,162	27%	5.22%	131,930	20%	3.40%	399,819	24%	5.26%
750 or greater	52,721	8%	3.17%	158,837	10%	5.06%	67,361	11%	3.52%	168,405	11%	5.29%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Current loan-to-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$143,964	22%	4.37%	$297,061	19%	5.30%	$145,449	23%	4.49%	$223,442	14%	5.60%
80% - 99.99%	168,140	25%	3.73%	389,938	25%	5.36%	188,505	29%	4.00%	355,451	22%	5.34%
100% - 119.99%	204,820	31%	3.53%	382,264	26%	5.23%	174,830	27%	3.83%	413,316	25%	5.50%
120% or greater	147,342	22%	3.37%	466,054	30%	5.33%	138,482	21%	3.89%	655,318	39%	5.54%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Geographic distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
California	$188,307	28%	3.06%	$293,219	19%	4.50%	$184,457	28%	3.37%	$370,347	23%	4.60%
New York	61,785	9%	3.48%	321,176	21%	5.76%	55.115	9%	3.68%	234,362	14%	5.91%
Florida	47,890	7%	3.54%	167,722	11%	5.79%	37,944	6%	4.29%	188,021	11%	5.97%
New Jersey	31,698	5%	3.03%	195,648	13%	5.54%	*	*	*	161,344	10%	5.65%
Other	334,586	51%	4.14%	557,552	36%	5.20%	369,750	57%	4.47%	693,453	42%	5.68%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

	December 31, 2014						December 31, 2013
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)						(dollars in thousands)
Current	$477,773	72%	3.53%	$—	0%	0.00%	$501,218	77%	3.90%	$—	0%	0.00%
30 days delinquent	114,179	17%	4.16%	—	0%	0.00%	100,395	16%	4.32%	—	0%	0.00%
60 days delinquent	72,314	11%	3.88%	—	0%	0.00%	45,653	7%	4.40%	—	0%	0.00%
90 days or more
delinquent	—	0%	0.00%	608,144	40%	4.76%	—	0%	0.00%	738,043	45%	5.11%
In foreclosure	—	0%	0.00%	927,173	60%	5.66%	—	0%	0.00%	909,484	55%	5.82%

	$664,266	100%	3.68%	$1,535,317	100%	5.31%	$647,266	100%	4.01%	$1,647,527	100%	5.50%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our mortgage loans using “Level 3” inputs:

Key inputs	December 31, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate
Range	2.3% – 15.0%	8.7% – 16.9%
Weighted average	7.7%	12.7%
Twelve-month projected housing price index change
Range	4.0% – 5.3%	2.5% – 4.3%
Weighted average	4.8%	3.7%
Prepayment speed (1)
Range	0.0% – 6.5%	0.0% – 3.9%
Weighted average	3.1%	2.0%
Total prepayment speed (2)
Range	0.0% – 27.9%	0.3% – 33.9%
Weighted average	21.6%	24.3%
Mortgage loans under forward purchase agreements
Discount rate
Range	—	9.5% – 13.5%
Weighted average	—	11.9%
Twelve-month projected housing price index change
Range	—	3.3% – 4.2%
Weighted average	—	3.8%
Prepayment speed (1)
Range	—	1.1% – 2.9%
Weighted average	—	2.2%
Total prepayment speed (2)
Range	—	13.4% – 27.9%
Weighted average	—	22.8%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 12.7% at December 31, 2013 to 7.7% at December 31, 2014 because observed market returns for similar assets decreased during the period and our projections of interest collections for curing delinquent mortgage loans were revised.

The weighted average twelve-month projected housing price index (“HPI”) change increased from 3.7% at December 31, 2013 to 4.8% at December 31, 2014 due to improved forecasts for real estate price appreciation.

The total prepayment speed of our portfolio of mortgage loans at fair value decreased from 24.3% at December 31, 2013 to 21.6% at December 31, 2014, largely due to lower expectations of prepayment speeds on certain mortgage loans that have seasoned in our portfolio.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	December 31, 2014		December 31, 2013
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$212,728	70%	$108,341	73%
Planned unit development	51,124	17%	23,106	16%
Condominium/Co-op	31,948	11%	9,805	7%
5+ dwelling units	7,428	2%	6,828	5%

	$303,228	100%	$148,080	100%

	December 31, 2014		December 31, 2013
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$85,213	28%	$25,224	17%
Florida	47,421	16%	21,659	15%
Maryland	34,427	11%	7,688	5%
Illinois	14,963	5%	*	*
Other	121,204	40%	93,509	63%

	$303,228	100%	$148,080	100%

*	Not included in the states representing the largest percentages as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended December 31, 2014 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	September 30, 2014		June 30, 2014		March 31, 2014
	At	December 31,	At	December 31,	At	December 31,
	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$0.0	$0.0	$37.9	$35.9	$439.0	$399.8
Pool factor (1)	—	—	1.00	0.95	1.00	0.91
Collection status:
Delinquency
Current	0.0%	0.0%	0.7%	6.4%	6.2%	13.1%
30 days	0.0%	0.0%	0.6%	2.1%	0.7%	1.5%
60 days	0.0%	0.0%	1.4%	5.0%	0.7%	1.7%
over 90 days	0.0%	0.0%	59.0%	37.9%	37.5%	16.4%
In foreclosure	0.0%	0.0%	38.2%	42.7%	53.8%	56.9%
REO	0.0%	0.0%	0.0%	5.8%	1.1%	10.3%

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$507.3	$458.5	$929.5	$761.5	$397.3	$312.5	$366.2	$231.2
Pool factor (1)	1.00	0.90	1.00	0.82	1.00	0.79	1.00	0.63
Collection status:
Delinquency
Current	1.4%	10.6%	0.8%	16.7%	4.8%	21.3%	1.6%	37.4%
30 days	0.2%	1.5%	0.3%	1.9%	7.4%	6.3%	1.5%	9.6%
60 days	0.0%	0.5%	0.7%	1.1%	7.6%	4.5%	3.5%	4.4%
over 90 days	38.3%	20.7%	58.6%	23.7%	45.3%	25.3%	82.2%	19.0%
In foreclosure	60.0%	53.6%	39.6%	39.7%	34.9%	28.6%	11.2%	19.2%
REO	0.0%	13.2%	0.0%	16.9%	0.0%	14.0%	0.0%	10.5%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$290.3	$174.9	$357.2	$191.6	$402.5	$149.1	$0.0	$0.0
Pool factor (1)	1.00	0.60	1.00	0.54	1.00	0.37	—	—
Collection status:
Delinquency
Current	3.1%	27.9%	0.0%	20.8%	45.0%	30.9%	0.0%	0.0%
30 days	1.3%	8.1%	0.0%	3.1%	4.0%	11.9%	0.0%	0.0%
60 days	5.4%	4.6%	0.1%	1.7%	4.3%	6.7%	0.0%	0.0%
over 90 days	57.8%	18.1%	49.1%	17.8%	31.3%	22.8%	0.0%	0.0%
In foreclosure	32.4%	24.2%	50.8%	37.0%	15.3%	20.4%	0.0%	0.0%
REO	0.0%	17.1%	0.0%	19.5%	0.1%	7.3%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2014	purchase	2014	purchase	2014	purchase	2014
	(dollars in millions)
Unpaid principal balance	$49.0	$25.7	$542.6	$158.2	$259.8	$89.7	$515.0	$159.6
Pool factor (1)	1.00	0.53	1.00	0.29	1.00	0.35	1.00	0.31
Collection status:
Delinquency
Current	0.2%	27.0%	0.6%	22.4%	11.5%	26.2%	2.0%	22.8%
30 days	0.1%	3.9%	1.3%	5.5%	6.5%	9.0%	1.9%	5.0%
60 days	0.2%	8.2%	2.0%	3.3%	5.2%	5.0%	3.9%	2.9%
over 90 days	70.4%	27.9%	22.6%	22.4%	31.2%	25.6%	25.9%	19.2%
In foreclosure	29.0%	24.2%	73.0%	30.8%	43.9%	20.2%	66.3%	37.6%
REO	0.0%	8.7%	0.4%	15.5%	1.7%	14.0%	0.0%	12.6%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows resulted in a net increase in cash of $49.0 million during the year ended December 31, 2014. The increase was due to cash provided by our investing and financing activities exceeding cash used by our operating activities.

Operating activities

Cash used by operating activities totaled $366.0 million during the year ended December 31, 2014 and $242.8 million during the year ended December 31, 2013, primarily due to growth in our inventory of mortgage loans acquired for sale and the receipt of MSRs as a portion of the proceeds on sale of mortgage loans acquired for sale.

Investing activities

Net cash provided by investing activities was $28.0 million for the year ended December 31, 2014. This source of cash reflects repayments in excess of new investments in our portfolio during the year. During 2014, repayments and sales of our investments totaled $921.1 million while purchases totaled $839.5 million. The change in cash flows from investing activities reflects increased sales of reperforming mortgage loans and less attractive pricing to purchase distressed mortgage assets.

Net cash used by investing activities was $1.0 billion for the year ended December 31, 2013. This use of cash reflects the growth of our investment portfolio. We used cash to purchase MBS and an Agency debt security totaling $211.6 million, mortgage loans with fair values of $1.1 billion and ESS of $139.0 million during the year ended December 31, 2013. Offsetting this use in cash were cash inflows from repayments of mortgage loans and sales of REO totaling $270.5 million and $121.5 million, respectively. We accomplished the 2013 acquisitions primarily through secondary equity offerings and the issuance of Notes during the year.

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

Approximately 39% of our investments, comprised of short-term investments, non-correspondent production mortgage loans, REO and MSRs, were nonperforming assets as of December 31, 2014. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the year ended December 31, 2014, we transferred $364.9 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair values and REO totaling $392.1 million.

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

Financing activities

Net cash provided by financing activities was $387 million for the year ended December 31, 2014. We increased borrowings primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future operating and investing capacity.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our portfolio of distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We do not expect repayments from contractual cash flows from our investments to be a primary source of liquidity as the majority of our distressed asset investments are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less and, therefore, are not expected to generate significant cash flows from principal repayments.

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, and mortgage loan participation and sale agreement. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the year ended December 31, 2014, the average balance outstanding under agreements to repurchase securities, mortgage loans, mortgage loans acquired for sale, mortgage loans held by variable interest entity and REO totaled $2.5 billion, and the maximum daily amount outstanding under such agreements totaled $3.2 billion. The difference between the maximum and average daily amounts outstanding was due to the seasonal nature of our correspondent acquisition business and timing of distressed loan acquisitions. The total facility size of our borrowings was approximately $3.5 billion at December 31, 2014.

As of December 31, 2014 and December 31, 2013, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, and REO under agreements to repurchase and forward purchase agreements as follows:

	December 31, 2014	December 31, 2013
	(dollars in thousands)
Assets financed	$3,797,580	$3,447,587
Total assets in classes of assets financed	$3,975,265	$3,787,478
Borrowings	$2,916,286	$2,431,600
Percentage of invested assets pledged	96%	91%
Advance rate against pledged assets	77%	71%
Leverage ratio (1)	2.01x	1.83x

(1)	All borrowings divided by shareholders’ equity at period end.

As discussed above, all of our repurchase agreements and forward purchase agreements and our mortgage loan participation and sale agreement have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year and, in one instance, two years.

•	The transactions relating to mortgage loans under forward purchase agreements settled in full during the second quarter of the year ended December 31, 2014.

•	The transactions relating to mortgage loans under mortgage loan participation and sale agreement provide for terms of approximately one year.

We do not currently have secured financing for our investments in MSRs and excess servicing spread. Direct leverage on these assets has been difficult to obtain due to the requirement of each Agency that its rights and interest in the MSRs and ESS remain senior to those of any lender extending credit. As we continue to aggregate MSRs and acquire ESS, the lack of available financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and for both the prior two (2) calendar quarters, and at the Company and our Operating Partnership for the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PennyMac Holdings, LLC (f/k/a PennyMac Mortgage Investment Trust Holdings I, LLC (“PMH”));

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 5:1 for the Company and our Operating Partnership; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as the servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $20 million;

•	a minimum tangible net worth of $200 million; and

•	a maximum ratio of total liabilities to tangible net worth of 10:1.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of December 31, 2014, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2014, we had on-balance sheet contractual obligations of $2.7 billion for the financing of assets under agreements to repurchase. We also had contractual obligations of $250.0 million in the Notes.

All agreements to repurchase assets that matured between December 31, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 17—Assets Sold Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans acquired for sale at fair value	$695,488	$695,488	$—	$—	$—
Commitments to purchase mortgage loans at fair value	310,160	310,160	—	—	—
Assets sold under agreements to repurchase	2,730,130	2,730,130	—	—	—
Mortgage loan participation and sale agreement	20,236	20,236	—	—	—
Asset-backed secured financing	163,476	—	—	—	163,476
Exchangeable senior notes	250,000	—	—	—	250,000

Total	$4,169,490	$3,756,014	$—	$—	$413,476

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase and forward purchase agreements is summarized by counterparty below as of December 31, 2014:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$417,391
Credit Suisse First Boston Mortgage Capital LLC	301,366
The Royal Bank of Scotland Group	101,255
Bank of America, N.A.	42,521
Morgan Stanley Bank, N.A.	9,799
Daiwa Capital Markets America Inc.	6,442

$878,774

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

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans, our Servicer is entitled to a fulfillment fee based on the type of mortgage loan that we acquire and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, (iii) 0.80% for HARP mortgage loans with a loan-to-value ratio of 105% or less, (iv) 1.20% for HARP mortgage loans with a loan-to-value ratio of greater than 105%, and (v) 0.50% for all other mortgage loans not contemplated above; provided, however, that our Servicer may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage was funded.

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

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with our Servicer. Pursuant to the terms of our MSR recapture agreement, if our Servicer refinances via its retail lending business loans for which we previously held the MSRs, our Servicer is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancing (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such MSRs. The initial term of our MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from our Servicer the rights to receive certain ESS arising from MSRs acquired by our Servicer from banks and other third party financial institutions. Our Servicer is generally required to service or subservice the related mortgage loans for the applicable agency or investor. To date, we have only used the 2/1/2013 Spread Acquisition Agreement for the purpose of acquiring excess servicing spread relating to Fannie Mae MSRs. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

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

On December 19, 2014, we entered into a third master spread acquisition and MSR servicing agreement with our Servicer (the “12/19/14 Spread Acquisition Agreement”). The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

To the extent our Servicer refinances any of the mortgage loans relating to the ESS we have acquired, the 12/19/14 Spread Acquisition Agreement also contains recapture provisions requiring that our Servicer transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

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

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors will influence our performance more so than inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Furthermore, our consolidated financial statements are prepared in accordance with GAAP and any distributions we may make to our shareholders will be determined by our board of trustees based primarily on our taxable income and, in each case, our activities and balance sheet are measured with reference to historical cost and/or fair value without considering inflation.

Market Value Risk

Our mortgage loans and MBS are reported at their fair values. The fair value of these assets fluctuates primarily due to changes in real estate values and other factors such as interest rates, the credit performance relating to the loans underlying our investments and the effectiveness and servicing practices of the servicers associated with each investment.

Generally, in a real estate market where values are rising or are expected to rise, the fair value of our mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, mortgage loan values would be expected to decrease.

The following table summarizes the estimated change in fair value of our portfolio of mortgage loans at fair value as of December 31, 2014, given several hypothetical (instantaneous) changes in home values from those used in the determination of fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,978,452	$2,059,378	$2,134,377	$2,266,280	$2,323,233	$2,374,203
Change in fair value:
$	$(224,873)	$(143,948)	$(68,948)	$62,955	$119,908	$170,878
%	(10.21)%	(6.53)%	(3.13)%	2.86%	5.44%	7.76%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by variable interest entity as of December 31, 2014, net of the effect of changes in fair value of the related asset-backed secured financing of fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$372,154	$369,151	$366,592	$351,996	$341,748	$320,418
Change in fair value:
$	$10,705	$7,702	$5,143	$(9,453)	$(19,701)	$(41,031)
%	2.96%	2.13%	1.42%	(2.62)%	(5.45)%	(11.35)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$347,552	$334,446	$328,232	$316,428	$310,819	$300,143
Change in fair value:
$	$25,322	$12,217	$6,003	$(5,801)	$(11,410)	$(22,086)
%	7.86%	3.79%	1.89%	(1.8)%	(3.54)%	(6.85)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$349,019	$335,179	$328,598	$316,064	$310,092	$298,697
Change in fair value:
$	$26,789	$12,950	$6,369	$(6,166)	$(12,138)	$(23,532)
%	8.31%	4.02%	1.98%	(1.91)%	(3.77)%	(7.30)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$329,457	$325,843	$324,036	$320,423	$318,616	$315,002
Change in fair value:
$	$7,228	$3,614	$1,807	$(1,807)	$(3,614)	$(7,228)
%	2.24%	1.12%	0.56%	(0.56)%	(1.12)%	(2.24)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of December 31, 2014, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$61,429	$59,326	$58,326	$56,420	$55,513	$53,781
Change in fair value:
$	$4,072	$1,968	$968	$(937)	$(1,845)	$(3,577)
%	7.10%	3.43%	1.69%	(1.63)%	(3.22)%	(6.24)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$63,702	$60,397	$58,846	$55,928	$54,554	$51,964
Change in fair value:
$	$6,344	$3,040	$1,489	$(1,430)	$(2,803)	$(5,394)
%	11.06%	5.30%	2.60%	(2.49)%	(4.89)%	(9.40)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$58,694	$58,026	$57,692	$57,023	$56,689	$56,021
Change in fair value:
$	$1,337	$668	$334	$(334)	$(668)	$(1,337)
%	2.33%	1.17%	0.58%	(0.58)%	(1.17)%	(2.33)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS accounted for using the fair value option method as of December 31, 2014, given several shifts in pricing spreads, and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$198,969	$194,211	$191,916	$187,485	$185,346	$181,211
Change in fair value:
$	$9,295	$4,536	$2,241	$(2,189)	$(4,329)	$(8,464)
%	4.90%	2.39%	1.18%	(1.15)%	(2.28)%	(4.46)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$209,184	$199,011	$194,245	$185,289	$181,078	$173,140
Change in fair value:
$	$19,509	$9,337	$4,570	$(4,385)	$(8,597)	$(16,535)
%	10.29%	4.92%	2.41%	(2.31)%	(4.53)%	(8.72)%

Accounting Developments

See “Note 36–Recently Issued Accounting Pronounments” in Item 8 Financial Statements and Supplementary Data herein for details of recently issued accounting pronouncements and their expected impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 7A, the information set forth on pages 90 through 94 is incorporated herein by reference.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (“the Company”) as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California March 2, 2015

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 30, 2015, which is within 120 days after the end of fiscal year 2014.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.6	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.7	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.8	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.9†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.10†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.11	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

10.12	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

Exhibit Number	Exhibit Description

10.13	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.14	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.15	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.16	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.17	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.18	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.19	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.20	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.21	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.22	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.23	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.24	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.25	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

Exhibit Number	Exhibit Description

10.26	Amendment Number Four to the Company’s to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.27	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.28	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.29	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.30	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.31	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.32	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.33	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.34	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.35	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.36	Amendment Number Fourteen to the Company’s to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.37	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.38	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.39	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number	Exhibit Description

10.40	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.41	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.42	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.43	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.44	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.45	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.46	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.47	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.48	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.49	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.50	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.51	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.52	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.53	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

Exhibit Number	Exhibit Description

10.54	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.55	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.56	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.57	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.58	Guaranty, dated as of November 7, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Bank of America, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.59	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.60	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.61	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.62	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

10.63	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.64	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.65	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.66	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.67	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.68	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.69	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.70	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.71	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.72	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.73	Amendment No. 14 to Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.74	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.75	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.76	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.77	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.78	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.79	Amendment Number Four to the Company’s to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.80	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.81	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

Exhibit Number	Exhibit Description

10.82	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.83	Amendment Number Eight to Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.86 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.84	Amendment Number Nine to Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.87 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.85	Amendment Number Ten to Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.86	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.87	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.88	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.89	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.90	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.91	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.92	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.93	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.94	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.95	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.96	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.97	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.98	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Exhibit Description

10.99	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.100	Amendment Number Four to the Company’s to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.101	Amendment Number Five Company’s to Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.102	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.103	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.104	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.105	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.106	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.107	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.108	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.109	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.110	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.111	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.112	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.113	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.114	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.115	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

Exhibit Number	Exhibit Description

10.116	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.117	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.118	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.119	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.120	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.121	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.122	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.123	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.124	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.125	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.126	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.127	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.128	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.129	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.130	Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.131	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.132	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.133	Amendment No. 1 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.134	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.135	Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.136	Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012, and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Page
Report of Independent Registered Public Accounting Firm
Financial Statements:
Consolidated Balance Sheets	F–1
Consolidated Statements of Income	F–3
Consolidated Statements of Changes in Shareholders’ Equity	F–4
Consolidated Statements of Cash Flows	F–5
Notes to Consolidated Financial Statements	F–7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 2, 2015

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands, except share data)
ASSETS
Cash	$76,386	$27,411
Short-term investments	139,900	92,398
Mortgage-backed securities at fair value pledged to secure assets sold under agreements to repurchase	307,363	197,401
Mortgage loans acquired for sale at fair value (includes $609,608 and $454,210 pledged to secure assets sold under agreements to repurchase)	637,722	458,137
Mortgage loans at fair value (includes $2,709,161 and $2,480,728 pledged to secure assets sold under agreements to repurchase)	2,726,952	2,600,317
Mortgage loans under forward purchase agreements at fair value pledged to secure borrowings under forward purchase agreements	—	218,128

Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	191,166	138,723
Derivative assets	11,107	7,976

Real estate acquired in settlement of loans (includes $150,649 and $89,404 pledged to secure assets sold under agreements to repurchase)	303,228	138,942
Real estate acquired in settlement of loans under forward purchase agreements pledged to secure forward purchase agreements	—	9,138
Mortgage servicing rights (includes $57,358 and $26,452 carried at fair value)	357,780	290,572

Servicing advances	79,878	59,573
Due from PennyMac Financial Services, Inc.	6,621	6,009
Other assets	66,193	66,192

Total assets	$4,904,296	$4,310,917

LIABILITIES
Assets sold under agreements to repurchase	$2,730,130	$2,039,605
Mortgage loan participation and sale agreement	20,236	—
Borrowings under forward purchase agreements	—	226,580
Asset-backed secured financing of the variable interest entity at fair value	165,920	165,415
Exchangeable senior notes	250,000	250,000
Derivative liabilities	2,430	1,961
Accounts payable and accrued liabilities	67,806	71,561
Due to PennyMac Financial Services, Inc.	23,943	18,636
Income taxes payable	51,417	59,935
Liability for losses under representations and warranties	14,242	10,110

Total liabilities	3,326,124	2,843,803

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 74,510,159 and 70,458,082 common shares, respectively	745	705
Additional paid-in capital	1,479,699	1,384,468
Retained earnings	97,728	81,941

Total shareholders’ equity	1,578,172	1,467,114

Total liabilities and shareholders’ equity	$4,904,296	$4,310,917

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entity (“VIE”) included in total assets and liabilities (the assets of the VIE can only be used to settle liabilities of the VIE):

	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Mortgage loans at fair value	$527,369	$523,652
Other assets - interest receivable	1,651	1,584

	$529,020	$525,236

LIABILITIES
Asset-backed secured financing at fair value	$165,920	$165,415
Accounts payable and accrued expenses - interest payable	477	497

	$166,397	$165,912

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net investment income
Net gain on mortgage loans acquired for sale	$35,647	$98,669	$147,675
Loan origination fees	18,184	17,765	10,545
Net interest income:
Interest income
From nonaffiliates	159,056	121,771	72,441
From PennyMac Financial Services, Inc.	13,292	1,091	—

	172,348	122,862	72,441
Interest expense	85,589	65,222	31,642

	86,759	57,640	40,799

Net gain on investments:
From nonaffiliates	222,643	205,335	103,649
From PennyMac Financial Services, Inc.	(20,834)	2,423	—

	201,809	207,758	103,649
Net loan servicing fees	37,893	32,791	(754)
Results of real estate acquired in settlement of loans	(32,451)	(13,491)	1,368
Other	8,900	4,386	244

Net investment income	356,741	405,518	303,526

Expenses
Expenses earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	48,719	79,712	62,906
Loan servicing fees	52,522	39,413	18,608
Management fees	35,035	32,410	12,436
Professional services	8,380	8,373	6,053
Compensation	8,328	7,914	7,144
Other	24,293	23,061	9,557

Total expenses	177,277	190,883	116,704

Income before provision for income taxes	179,464	214,635	186,822
(Benefit from) provision for income taxes	(15,080)	14,445	48,573

Net income	$194,544	$200,190	$138,249

Earnings per share
Basic	$2.62	$3.13	$3.14
Diluted	$2.47	$2.96	$3.14
Weighted-average shares outstanding
Basic	73,495	63,426	43,553
Diluted	82,211	69,448	43,876

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
	(in thousands)
Balance at December 31, 2011	28,405	$284	$518,272	$27,461	$546,017
Net income	—	—	—	138,249	138,249
Share-based compensation	163	2	5,066	—	5,068
Dividends, $2.22 per share	—	—	—	(94,821)	(94,821)
Proceeds from issuance of common shares	30,336	303	607,881	—	608,184
Underwriting and offering costs	—	—	(1,361)	—	(1,361)

Balance at December 31, 2012	58,904	589	1,129,858	70,889	1,201,336
Net income	—	—	—	200,190	200,190
Share-based compensation	254	3	5,449	—	5,452
Dividends, $2.87 per share	—	—	—	(189,138)	(189,138)
Proceeds from issuance of common shares	11,300	113	261,482	—	261,595
Underwriting and offering costs	—	—	(12,321)	—	(12,321)

Balance at December 31, 2013	70,458	705	1,384,468	81,941	1,467,114
Net income	—	—	—	194,544	194,544
Share-based compensation	235	2	5,750	—	5,752
Dividends, $2.40 per share	—	—	—	(178,757)	(178,757)
Proceeds from issuance of common shares	3,817	38	90,551	—	90,589
Underwriting and offering costs	—	—	(1,070)	—	(1,070)

Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities
Net income	$194,544	$200,190	$138,249
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(35,647)	(98,669)	(147,675)
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing	(1,588)	(186)	(142)
Capitalization of interest on mortgage loans at fair value	(66,850)	(43,481)	(19,745)
Accrual of interest on excess servicing spread	(13,292)	(1,348)	—
Amortization of credit facility commitment fees and debt issuance costs	9,763	9,081	2,952
(Reversal) accrual of costs related to forward purchase agreements	(168)	7,083	3,421
Net gain on investments	(201,809)	(210,168)	(103,649)
Change in fair value, amortization and impairment of mortgage servicing rights	42,124	22,642	11,730
Results of real estate acquired in settlement of loans	32,451	13,491	(1,368)
Share-based compensation expense	5,752	5,452	5,067
Purchases of mortgage loans acquired for sale at fair value	(28,381,456)	(32,013,163)	(22,439,514)
Purchases of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(8,082)	(12,339)	(3,622)
Repurchase of mortgage loans subject to representation and warranties	1,747	—	—
Sales and repurchases of mortgage loans acquired for sale at fair value to nonaffiliates	11,703,015	15,818,582	12,834,001
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	16,431,338	16,113,806	8,864,265
Increase in servicing advances	(40,084)	(35,134)	(15,683)
Increase in due from PennyMac Financial Services, Inc.	(127)	(1,180)	(4,482)
Increase in other assets	(24,910)	(33,956)	(12,948)
Decrease in accounts payable and accrued liabilities	(6,361)	(14,518)	32,818
Increase in payable to PennyMac Financial Services, Inc.	2,122	7,364	50
(Decrease) increase in income taxes payable	(8,518)	23,619	35,875

Net cash used by operating activities	(366,036)	(242,832)	(820,400)

Cash flows from investing activities
Net increase in short-term investments	(47,502)	(53,381)	(8,698)
Maturity of United States Treasury security	—	—	50,000
Purchases of mortgage-backed securities at fair value	(185,972)	(199,558)	(112,211)
Sale of mortgage-backed securities at fair value	68,284	2,566	189,167
Repayments of mortgage-backed securities at fair value	18,499	—	—
Purchase of Agency debt security	—	(12,000)	—
Sale of Agency debt security	—	13,725	—
Purchases of mortgage loans at fair value	(554,604)	(1,063,162)	(541,696)
Sales and repayments of mortgage loans at fair value	598,339	262,566	169,877
Repayments of mortgage loans under forward purchase agreements at fair value	6,413	15,319	14,292
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(95,892)	(139,028)	—
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	39,257	4,076	—
Settlements of derivative financial instruments	(10,436)	—	—
Purchase of real estate acquired in settlement of loans	(3,049)	(82)	(48)
Sales of real estate acquired in settlement of loans	184,467	120,925	126,499
Sales of real estate acquired in settlement of loans under forward purchase agreements	5,365	651	9,912
Purchase of mortgage servicing rights	—	(1,419)	(23)
Sale of mortgage servicing rights	474	—	104
Decrease (increase) in margin deposits and restricted cash	4,329	19,806	(8,617)

Net cash provided (used) by investing activities	27,972	(1,028,996)	(111,442)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from financing activities
Sales of assets under agreement to repurchase	31,873,913	33,455,407	21,848,769
Repurchases of assets sold under agreements to repurchase	(31,183,387)	(32,671,903)	(21,252,596)
Sale of mortgage loan participation certificates	4,246,892	—	—
Repayment of mortgage loan participation certificates	(4,226,656)	—	—
Repayments of borrowings under forward purchase agreements	(227,866)	(27,070)	(157,166)
Issuance of asset-backed secured financing at fair value	—	170,008	—
Payment of asset-backed secured financing at fair value	(8,571)	(2,406)	—
Issuance of exchangeable senior notes	—	250,000	—
Payment of exchangeable senior notes issuance costs	—	(7,425)	—
Issuance of common shares	90,589	261,595	608,184
Payment of common share underwriting and offering costs	(1,070)	(12,321)	(1,361)
Payment of contingent underwriting fees payable	(2,372)	(2,834)	—
Payment of dividends	(174,433)	(147,568)	(94,821)

Net cash provided by financing activities	387,039	1,265,483	951,009

Net increase (decrease) in cash	48,975	(6,345)	19,167
Cash at beginning of period	27,411	33,756	14,589

Cash at end of period	$76,386	$27,411	$33,756

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

The Company operates in two segments: correspondent production and investment activities:

•	The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management (the “Manager or PCM”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”), both indirect subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (the “Codification”). Preparation of financial statements in compliance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

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

A substantial portion of the distressed mortgage loans and REO purchased by the Company in prior years has been acquired from or through one or more subsidiaries of Citigroup Inc. The following tables present purchases for the Company’s investment portfolio of mortgage loans and REO (including purchases under forward purchase agreements), and the portion thereof representing assets purchased from or through one or more subsidiaries of Citigroup Inc.:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$557,432	$1,309,767	$542,766
REO	3,117	120	297

	$560,549	$1,309,887	$543,063

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$26,737	$443,154	$504,710
REO	68	38	48

	$26,805	$443,192	$504,758

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	December 31,	December 31,
	2014	2013
	(in thousands)
Mortgage loans at fair value	$943,163	$1,138,131
Mortgage loans under forward purchase agreements at fair value	—	218,128
REO	108,302	84,726
REO under forward purchase agreements	—	8,705

	$1,051,465	$1,449,690

Total holdings of mortgage loans and REO	$3,030,180	$2,966,525

Throughout the three-year period ended December 31, 2014, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming residential mortgage loans and residential real property acquired in settlement of loans (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks. The CGM assets were held in a trust subsidiary by CGM pending payment by the Company.

The Company recognized these assets and related obligations as of the dates of the forward purchase agreements and recognized all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows for the periods presented include the following amounts related to the forward purchase agreements:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Statements of income:
Interest income	$3,584	$3,659	$996
Interest expense	$2,363	$3,707	$2,396
Net gain on investments	$803	$11,720	$9,293
Net loan servicing fees	$516	$852	$1,011
Results of REO	$(473)	$(20)	$1,870
Statements of cash flows:
Repayments of mortgage loans	$6,413	$15,319	$14,292
Sales of REO	$5,365	$651	$9,912
Repayments of borrowings under forward purchase agreements	$(227,866)	$(27,070)	$(157,166)

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Significant Accounting Policies

PMT’s significant accounting policies are summarized below.

Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has no significant equity method or cost-basis investments. Intercompany accounts and transactions have been eliminated upon consolidation. The Company also consolidates assets and liabilities included in certain securitization transactions and forward purchase agreements as discussed below.

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

SPEs are generally considered variable interest entities (“VIEs”). A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns.

The Company consolidates the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

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

The Company retains interests in the securitization transaction, including senior and subordinated notes or certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s retained interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on those assets. The Company expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinated and residual retained interests. The Company has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

For financial reporting purposes, the mortgage loans and securities owned by the consolidated VIE are shown under a separate statement following the Company’s consolidated balance sheets. The securities issued to third parties by the consolidated VIE are classified as secured borrowings and shown as Asset-backed secured financing on the Company’s consolidated balance sheets. The Company includes the interest income earned on the loans owned at the VIE and interest expense attributable to the asset-backed securities issued by the VIE on its consolidated income statements.

Forward Purchase Agreements

The Company enters into transactions whereby it agrees to purchase identified pools of mortgage loans and real estate at a later date while assuming all of the responsibilities for servicing the loans and the risks and rewards relating to holding such mortgage loans as of a cutoff date that is before the loans are purchased. All of the changes in the fair value and cash flows of the assets subject to forward purchase agreements are attributable solely to the Company, and such cash flows can only be used to settle the related liability. Such transactions are referred to as forward purchase agreements. Under forward purchase agreements, the assets are held by the seller within a separate trust entity. The Manager has concluded that the Company is the primary beneficiary of those assets and therefore consolidates those assets and related liabilities in the separate trust entity.

The Company’s interests in the assets subject to forward purchase agreements are deemed to be contractually segregated from all other interests in the separate trust entity. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consists of the assets subject to forward purchase agreements and its related liability. The Company directs all of the activities that drive the economic results of the assets subject to forward purchase agreements.

The assets subject to forward purchase agreements are included on the Company’s consolidated balance sheet as Mortgage loans under forward purchase agreements at fair value and Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements.

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

The valuation method used to estimate fair value may produce a fair value measurement that may not be indicative of ultimate realizable value. Furthermore, while the Manager believes its valuation methods are appropriate and consistent with those used by other market participants, the use of different methods or assumptions to estimate the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date. Those estimated values may differ significantly from the fair values that would have been used had a readily available market for such loans or investments existed, or had such loans or investments been liquidated, and those differences could be material to the financial statements.

The Manager incorporates lack of liquidity into its fair value estimates based on the type of asset or liability measured and the valuation method used. For example, for mortgage loans where the significant inputs have become unobservable due to illiquidity in the markets for distressed mortgage loans or non-Agency, non-conforming mortgage loans, PMT uses a discounted cash flow technique to estimate fair value. This technique incorporates forecasting of expected cash flows discounted at a market discount rate that is intended to reflect the lack of liquidity in the market.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent money market deposit accounts. The Company’s short-term investments are classified as a “Level 1” fair value financial statement item.

Mortgage-Backed Securities

The Company invests in Agency and non-Agency MBS. Purchases and sales of MBS and Agency debt are recorded as of the trade date. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method as a component of Interest income. Changes in fair value arising from other factors are recognized as a component of Net gain (loss) on investments.

The Company categorizes its investments in Agency MBS and senior non-Agency MBS as “Level 2” fair value financial statement items.

Interest Income Recognition

Interest income on MBS is recognized over the life of the security using the interest method. The Manager estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Manager updates its cash flow estimates monthly.

Estimating cash flows requires a number of inputs that are subject to uncertainties, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), the pass-through or coupon interest rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. The Manager applies its judgment in developing its estimates. However, these uncertainties are difficult to predict; therefore, the outcome of future events will affect the Company’s estimates and interest income.

Mortgage Loans

Mortgage loans and mortgage loans under forward purchase agreements are carried at their fair values. Changes in the fair value of mortgage loans are recognized in current period income. All changes in fair value, including changes arising from the passage of time, are recognized as a component of Net gain (loss) on investments for mortgage loans classified as mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value and Net gain on mortgage loans acquired for sale for mortgage loans classified as mortgage loans acquired for sale at fair value.

Mortgage loans held by variable interest entity are carried at their fair values. Changes in the fair value of mortgage loans held by variable interest entity are recognized in current period income as a component of Net gain (loss) on investments. Changes in fair value relating to accrual of unearned discounts and amortization of purchase premiums are accrued or amortized to interest income using the interest method over the estimated remaining life of the loans including anticipated prepayments.

Sale Recognition

The Company purchases from and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and liability under representations and warranties it makes to purchasers and insurers of the loans.

The Company recognizes transfers of mortgage loans as sales based on whether the transfer is made to a VIE:

•	For mortgage loans that are not transferred to a VIE, the Company recognizes the transfer as a sale when it surrenders control over the mortgage loans. Control over transferred mortgage loans is deemed to be surrendered when (i) the mortgage loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred mortgage loans, and (iii) the Company does not maintain effective control over the transferred mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific mortgage loans.

•	For mortgage loans that are transferred to a VIE, the Company recognizes the transfer as a sale when the Manager determines that the Company is not the primary beneficiary of the VIE, as the Company does not have the power to direct the activities that will have the most significant economic impact on the VIE and/or does not hold a variable interest that could potentially be significant to the VIE.

Interest Income Recognition

The Company has the ability but not the intent to hold mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans under forward purchase agreements, excluding mortgage loans held in a VIE, for the foreseeable future. Therefore, interest income on mortgage loans acquired for sale and mortgage loans at fair value is recognized over the life of the loans using their contractual interest rates.

The Company has both the ability and intent to hold mortgage loans held in a VIE for the foreseeable future. Therefore, interest income on mortgage loans held in a variable interest entity is recognized over the estimated remaining life of the mortgage loans using the interest method. Unearned discounts and purchase premiums are accrued and amortized to interest income using the effective interest rate inherent in the estimated cash flows inherent in the mortgage loans.

Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when loans become 90 days delinquent, or when, in the Manager’s opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Derivative Financial Instruments

In its loan origination activities, the Company makes contractual commitments to loan applicants to originate mortgages at specified interest rates (“interest rate lock commitments” or “IRLCs”). These commitments are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans acquired for sale by entering into forward sale agreements to sell the mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are also accounted for as derivative financial instruments. These instruments may also be used to manage the risk created by changes in interest rates on certain of the MBS and MSRs the Company holds. The Company classifies its IRLCs as “Level 3” fair value financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs and holding MBS, mortgage loans pending sale and MSRs as “Level 1” or “Level 2” fair value financial statement items.

The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in fair value being reported in current period income. The fair value of the Company’s derivative financial instruments is included in Derivative assets and Derivative liabilities and changes in fair value are included in Net gain on mortgage loans acquired for sale, in Net gain on investments or in Net loan servicing fees, as applicable, in the Company’s consolidated statements of income.

When the Company has master netting agreements with its derivatives counterparties, the Company nets its counterparty positions along with any cash collateral received from or delivered to the counterparty.

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company is obligated to provide loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition and disposition of REO. The Company has engaged PFSI to provide these services on its behalf.

The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee ranging generally from 0.250% to 0.375% annually on the remaining outstanding principal balances of the loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges and the Company is generally entitled to retain the interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

The Company recognizes MSRs initially at their fair values, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the loan in the sale transaction, or from the purchase of MSRs. The precise fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings. Therefore, the Company classifies its MSRs as “Level 3” fair value financial statement items.

The Company accounts for MSRs at either the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of amortized cost or fair value based on the class of MSR. The Company has identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. The Company’s subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

MSRs Accounted for Using the MSR Amortization Method

The Company amortizes MSRs that are accounted for using the MSR amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the estimated total remaining net MSR cash flows. The estimated total net MSR cash flows are determined at the beginning of each month using prepayment inputs applicable at that time.

The Company periodically assesses MSRs accounted for using the amortization method for impairment. Impairment occurs when the current fair value of the MSR falls below the asset’s carrying value (carrying value is the amortized cost reduced by any related valuation allowance). If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, the Company recognizes the increase in fair value in current-period earnings and adjusts the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

The Company stratifies its MSRs by risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including loan type (fixed-rate or adjustable-rate) and note interest rate. Fixed-rate mortgage loans are stratified into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note interest rate pools is below the carrying value of the MSRs for that pool, impairment is recognized to the extent of the difference between the fair value and the existing carrying value for that pool.

The Manager periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When the Manager deems recovery of the fair value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs are included in current period income as a component of Net loan servicing fees.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net loan servicing fees.

Excess Servicing Spread

The Company has acquired the right to receive the ESS related to MSRs owned by PFSI. ESS is carried at its fair value. Changes in fair value are recognized in current period income in Net gain on investments. Because the ESS is a claim to a portion of the cash flows from MSRs, the fair value measurement of the ESS is similar to that of MSRs. The Company categorizes ESS as a “Level 3” financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include prepayment speed and discount rate. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

Interest Income Recognition

Interest income for ESS is accrued using the interest method, based upon the expected yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in fair value which is recorded in Interest income.

Real Estate Acquired in Settlement of Loans

REO is measured at the lower of the acquisition cost of the property (as measured by cost in the case of purchased REO; or the fair value of the mortgage loan immediately before acquisition in the case of acquisition in settlement of a loan) or its fair value reduced by estimated costs to sell. REO is categorized as a “Level 3” fair value financial statement item. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

Assets Sold Under Agreements to Repurchase

Assets sold under agreements to repurchase are carried at historical cost. Costs of creating the facilities underlying the agreements are recognized as deferred charges in Other assets and amortized to Interest expense over the term of the borrowing facility on the straight-line basis.

Asset-Backed Secured Financing at Fair Value

In conjunction with the on-balance sheet securitization, the certificates issued to nonaffiliates by the VIE are recorded as a financing arrangement. Those certificates issued to nonaffiliates have the right to receive principal and interest payments of the mortgage loans held by the consolidated VIE. Asset-backed secured financings are carried at fair value. Changes in fair value are recognized in current period income as a component of Net gain on investments. The Company categorizes asset-backed secured financing at fair value as a “Level 2” fair value financial statement items.

Liability for Losses Under Representation and Warranties

The Company’s agreements with the Agencies include representations and warranties related to the mortgage loans the Company sells to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The Company records a provision for losses relating to representations and warranties as part of its loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent loan seller. The Company establishes a liability at the time loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Manager’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans, The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Manager believes that the current unpaid principal balance of loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. The Manager believes the range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by the Manager as probable of being paid are recorded as a reduction of additional paid-in capital.

Loan Servicing Fees

Loan servicing fees and other remuneration are received by the Company for servicing mortgage loans. Loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio. Loan servicing fees are deemed to be earned when they are collected.

Share-Based Compensation

The Company amortizes the fair value of previously granted share-based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to share-based awards is included in Compensation in the consolidated statements of income.

The Company estimates the value of restricted share units awarded with reference to the fair value of its common shares on the date of the award. How the fair value of Company common shares is used in determining restricted share unit awards’ fair values depends on whether the restricted share units participate in Company dividends in the form of dividend equivalents.

•	Fair value of restricted share unit awards that participate in dividends in the form of dividend equivalents is determined at the Company’s closing share price on the date of the award.

•	Fair value of restricted share unit awards that do not participate in dividends is estimated by reducing the closing price of the Company’s common shares on the date of the award by the amount of expected shareholder distributions that the grantees will not receive during the vesting period, discounted at an appropriate risk-free rate of return. The amount of the reduction for anticipated distributions is based on amounts included in the Manager’s earnings forecast.

The Company determines the fair value of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliates:

•	Compensation cost is generally fixed at the fair value of the award date for awards to officers and trustees of the Company.

•	Compensation cost for share-based compensation awarded to non-officers or trustees of the Company is adjusted to reflect changes in the fair value of awards in each subsequent reporting period until the award has vested, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

The Manager’s estimates of compensation costs reflect the expected portion of share-based compensation awards that the Manager expects to vest.

Income Taxes

The Company has elected to be taxed as a REIT and the Manager believes the Company complies with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, the Manager believes the Company will not be subject to federal income tax on that portion of its REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If PMT fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of the Company’s REIT qualification.

The Company’s taxable REIT subsidiaries are subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Manager expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

Subject to the Manager’s judgment, a valuation allowance is established if realization of deferred tax assets is not more likely than not. The Company recognizes a tax benefit relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

As of December 31, 2014 and 2013, the Company was not under examination by any federal or state income taxing authority.

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

Following is a summary of the base management and performance incentive fees recorded by the Company:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Management fee:
Base	$23,330	$19,644	$12,436
Performance incentive	11,705	12,766	—

Total management fee incurred during the year	$35,035	$32,410	$12,436

In the event of termination of the management agreement between the Company and PFSI, PFSI may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PFSI, in each case during the 24-month period before termination.

Mortgage Loan Servicing

The Company, through its Operating Partnership, has a loan servicing agreement with PLS. Before February 1, 2013, the servicing fee rates were based on the risk characteristics of the mortgage loans serviced and total servicing compensation was established at levels that the Manager believed were competitive with those charged by other servicers or specialty servicers, as applicable.

•	Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company’s behalf. PLS was also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effected a refinancing of a loan on the Company’s behalf and not through a third party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that the Company had acquired in settlement of a loan, PLS was entitled to receive market-based fees and compensation from the Company.

•	For mortgage loans serviced by the Company as a result of acquisitions and sales with servicing rights retained in connection with the Company’s correspondent production business, PLS was entitled to base subservicing fees and other customary market-based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees earned by PLS that changed from being based on a percentage of the mortgage loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO. PLS also remains entitled to market-based fees and charges including boarding and deboarding, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to loans it services for the Company.

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

•

The base servicing fees for non-distressed loans subserviced by PLS on the Company’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans. To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•	PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS receives a supplemental fee of $25 per month for each distressed whole loan and $3.25 per month for each subserviced mortgage loan; provided, however, that from and after January 1, 2014, the aggregate supplemental servicing fees for all mortgage loans that are owned by a third party investor and with respect to which the Company has acquired the related servicing rights (and that are not distressed whole loans) shall not exceed $700,000 in any fiscal quarter. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•	PLS, on behalf of the Company, currently participates in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

Following is a summary of mortgage loan servicing fees earned by PLS:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$103	$262	$204
Activity-based	149	300	—

	252	562	204

Mortgage loans at fair value:
Base	18,953	16,458	14,128
Activity-based	19,608	11,814	4,276

	38,561	28,272	18,404

MSRs:
Base	13,515	10,274	—
Activity-based	194	305	—

	13,709	10,579	—

	$52,522	$39,413	$18,608

The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Correspondent Production

PLS is entitled to a fulfillment fee based on the type of mortgage loan that the Company acquires and equal to a percentage of the unpaid principal balance of such mortgage loan.

Before February 1, 2013, the Company paid PLS a fulfillment fee of 50 basis points of the unpaid principal balance of mortgage loans sold to non-affiliates where the Company is approved or licensed to sell to such non-affiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to PLS based on the type of mortgage loan that the Company acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by the Company, with the addition of potential fee rate discounts applicable to the Company’s monthly purchase volume in excess of designated thresholds. PLS has also agreed to provide such services exclusively for the Company’s benefit, and PLS and its affiliates are prohibited from providing such services for any other party.

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

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under PLS early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year per early purchase facility administered, and (ii) in the amount of $50 for each mortgage loan the Company acquires. In consideration for the warehouse services provided by PLS with respect to mortgage loans that the Company finances for its warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $25,000 per year per warehouse line administered, and (ii) in the amount of $50 for each mortgage loan that the Company finances thereunder. Where the Company has entered into both an early purchase agreement and a warehouse lending agreement with the same client, PLS shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per loan fee.

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Fulfillment fee expense earned by PLS	$48,719	$79,712	$62,906
Unpaid principal balance of loans fulfilled by PLS	$11,476,448	$15,225,153	$13,028,375

Sourcing fees earned from PLS	$4,676	$4,611	$2,505
Fair value of loans sold to PLS	$16,431,338	$16,113,806	$8,864,264

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS	$209,325	$112,360	$153,326

Investment Activities

Pursuant to the terms of a MSR recapture agreement, effective February 1, 2013, if PLS refinances through its retail lending business loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, pay cash to PMT in an amount equal to such fair value in lieu of transferring such MSRs. MSR recapture amounts are shown in Note 27—Net loan servicing fees. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods.

Pursuant to three master spread acquisition and MSR servicing agreements, effective February 1, 2013, December 30, 2013, and December 19, 2014, PMT may acquire from PLS the rights to receive certain ESS arising from MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans. The terms of each transaction under each master spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Following is a summary of investment activity between the Company and PCM:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Purchases of excess servicing spread	$99,728	$139,028	$—
Interest income from excess servicing spread	$13,292	$1,091	$—

Net (loss) gain on excess servicing spread purchased at fair value	$(28,663)	$2,423	$—
Excess servicing spread recapture recognized	$7,828	$—	$—
MSR recapture recognized	$9	$709	$—

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period of time (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the years ended December 31, 2014 and 2013, the Company paid $651,000 and $944,000 to PCM, respectively. No payments were made to PCM during the year ended December 31, 2012.

The Company has also agreed to pay the IPO underwriters an amount to which it agreed at the time of the offering if the Company satisfies certain performance measures over a specified period. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the years ended December 31, 2014 and 2013, $1.7 million and $1.9 million was paid to the underwriters, respectively. No payments were made to the underwriters during the year ended December 31, 2012.

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

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Year ended December 31,
	2014	2013	2012
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$10,850	$10,989	$4,183
Expenses incurred on the Company’s behalf	792	4,638	3,146

	$11,642	$15,627	$7,329

Payments and settlements during the period (1)	$99,987	$121,230	$85,554

(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PFSI.

Amounts due to PCM and its affiliates are summarized below:

	December 31, 2014	December 31, 2013
	(in thousands)
Management fees	$8,426	$8,924
Allocated expenses	7,088	2,009
Unsettled ESS investment	3,836	—
Servicing fees	3,457	5,915
Contingent underwriting fees	1,136	1,788

	$23,943	$18,636

Amounts due from PCM and its affiliates totaled $6.6 million and $6.0 million at December 31, 2014 and 2013, respectively. At December 31, 2014, the balance represents payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled ESS recaptures.

PNMAC held 75,000 of the Company’s common shares at both December 31, 2014 and December 31, 2013.

Note 5—Earnings Per Share

Basic earnings per share is determined using the two-class method, under which all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined using net income reduced by income attributable to the participating securities and divided by the weighted-average common shares outstanding during the period. The Company grants restricted share units which entitle the recipients to receive dividend equivalents during the vesting period on a basis equivalent to the dividends paid to holders of common shares. Unvested share-based compensation awards containing non-forfeitable rights to receive dividends or dividend equivalents (collectively, “dividends”) are classified as “participating securities” and are included in the basic earnings per share calculation using the two-class method.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2014	2013	2013
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$194,544	$200,190	$138,249
Effect of participating securities—share-based compensation awards	(1,830)	(1,751)	(1,433)

Net income attributable to common shareholders	$192,714	$198,439	$136,816

Weighted-average shares outstanding	73,495	63,426	43,553

Basic earnings per share	$2.62	$3.13	$3.14

Diluted earnings per share:
Net income	$194,544	$200,190	$138,249
Interest on Notes, net of income taxes	8,456	5,556	—

Net income attributable to diluted shareholders	$203,000	$205,746	$138,249

Weighted-average shares outstanding	73,495	63,426	43,553
Potentially dilutive securities:
Shares issuable pursuant to exchange of the Notes	8,418	5,647	—
Shares issuable under share-based compensation plan	298	375	323

Diluted weighted-average number of shares outstanding	82,211	69,448	43,876

Diluted earnings per share	$2.47	$2.96	$3.14

Note 6—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its loan transfer and financing activities. These entities are classified as a VIE for accounting. The Company has segregated its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers that are accounted for as sales where PMT maintains continuing involvement with the mortgage loans, as well as unpaid principal balance information at year end:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows:
Proceeds from sales	$11,703,015	$15,818,582	$12,834,002
Servicing fees received (1)	$70,294	$51,712	$10,871
Period end information:
Unpaid principal balance of mortgage loans outstanding	$34,161,360	$25,792,933	$12,168,740
Unpaid principal balance of delinquent mortgage loans:
30-89 days delinquent	$110,176	$68,156	$45,021
90 or more days delinquent
Not in foreclosure	25,418	7,941	913
In foreclosure or bankruptcy	13,172	5,434	473

	38,590	13,375	1,386

	$148,766	$81,531	$46,407

(1)	Net of guarantee fees

Consolidated VIE

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned VIE issued $537.0 million in certificates backed by fixed-rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. The Manager concluded that the Company is the primary beneficiary of the VIE and, as a result, the Company consolidates the VIE. Consolidation of the VIE results in the securitized mortgage loans remaining on the consolidated balance sheets of the Company and the certificates issued by the VIE to nonaffiliates being accounted for as secured financing. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of repayment of the certificates.

Note 7—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, IRLC, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs. As of December 31, 2014 and 2013, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements.

	December 31, 2014			December 31, 2013
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$374	$—	$374	$272	$—	$272
MBS call options	—	—	—	—	—	—
Forward purchase contracts	3,775	—	3,775	1,229	—	1,229
Forward sale contracts	52	—	52	16,385	—	16,385
Put options on interest rate futures	193	—	193	566	—	566
Call options on interest rate futures	3,319	—	3,319	—	—	—
Netting	—	(2,284)	(2,284)	—	(12,986)	(12,986)

	7,713	(2,284)	5,429	18,452	(12,986)	5,466
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	5,678	—	5,678	2,510	—	2,510

	$13,391	$(2,284)	$11,107	$20,962	$(12,986)	$7,976

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$5,678	$—	$—	$5,678	$2,510	$—	$—	$2,510
RJ O’Brien	3,034	—	—	3,034	566	—	—	566
Bank of America, N.A.	738	—	—	738	1,024	—	—	1,024
Daiwa Capital Markets	29	—	—	29	608	—	—	608
Fannie Mae Capital Markets	—	—	—	—	432	—	—	432
Morgan Stanley Bank, N.A.	104	—	—	104	546	—	—	546
Wells Fargo	—	—	—	—	378	—	—	378
Deutsche Bank	124	—	—	124	—	—	—	—
Jefferies	133			133	—	—	—	—
Cantor Fitzgerald LP	6	—	—	6	613	—	—	613
Credit Suisse First Boston Mortgage Capital LLC	253	—	—	253	196	—	—	196
Nomura	138	—	—	138	273			273
Other	870	—	—	870	830	—	—	830

Total	$11,107	$—	$—	$11,107	$7,976	$—	$—	$7,976

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify.

	December 31, 2014			December 31, 2013
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$34	$—	$34	$7,420	$—	$7,420
Forward sales contracts	6,649	—	6,649	1,295	—	1,295
Treasury futures sales contracts	478	—	478	—	—	—
Netting	—	(4,748)	(4,748)	—	(8,015)	(8,015)

	7,161	(4,748)	2,413	8,715	(8,015)	700

Derivatives not subject to master netting arrangements:
Interest rate lock commitments	17	—	17	1,261	—	1,261

	7,178	(4,748)	2,430	9,976	(8,015)	1,961
Assets sold under agreements to repurchase	2,750,366	—	2,750,366	2,039,605	—	2,039,605

	$2,757,544	$(4,748)	$2,752,796	$2,049,581	$(8,015)	$2,041,566

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

	December 31, 2014				December 31, 2013
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$17		$—	$17	$1,261	$—	$—	$1,261
Morgan Stanley Bank, N.A.	121,975	(121,975)	—	—	30,226	(30,226)	—	—
Bank of Oklahoma	369		—	369	—	—	—	—
Daiwa Capital Markets	126,909	(126,909)	—	—	132,525	(132,525)	—	—
Citibank	797,851	(797,663)	—	188	945,015	(944,856)	—	159
Credit Suisse First Boston Mortgage Capital LLC	966,155	(966,155)	—	—	523,546	(523,546)	—	—
Bank of America, N.A.	529,144	(529,144)	—	—	408,452	(408,452)	—	—
Deutsche Bank	—		—	—	110	—	—	110
RBS Securities	208,520	(208,520)	—	—	—	—	—	—
Other	1,856	—	—	1,856	431	—	—	431

Total	$2,752,796	$(2,750,366)	$—	$2,430	$2,041,566	$(2,039,605)	$—	$1,961

Note 8—Fair Value

The Company’s consolidated financial statements include assets and liabilities that are measured based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether the Manager has elected to carry the item at its fair value as discussed in the following paragraphs.

Fair Value Accounting Elections

The Manager identified all of its non-cash financial assets and MSRs relating to loans with initial interest rates of more than 4.5%, to be accounted for at fair value. The Manager has elected to account for these financial statement items at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Manager has also identified its asset-backed secured financing of the VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing this financing.

The Company’s subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$139,900	$—	$—	$139,900
Mortgage-backed securities at fair value	—	307,363	—	307,363
Mortgage loans acquired for sale at fair value	—	637,722	—	637,722
Mortgage loans at fair value	—	527,369	2,199,583	2,726,952
Excess servicing spread purchased from PFSI	—	—	191,166	191,166
Derivative assets:
Interest rate lock commitments	—	—	5,678	5,678
MBS put options	—	374	—	374
Forward purchase contracts	—	3,775	—	3,775
Forward sales contracts	—	52	—	52
Put options on interest rate futures	193	—	—	193
Call options on interest rate futures	3,319	—	—	3,319

Total derivative assets before netting	3,512	4,201	5,678	13,391
Netting (1)	—	—	—	(2,284)

Total derivative assets after netting	3,512	4,201	5,678	11,107

Mortgage servicing rights at fair value	—	—	57,358	57,358

	$143,412	$1,476,655	$2,453,785	$4,071,568

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$165,920	$—	$165,920
Derivative liabilities:
Interest rate lock commitments	—	—	17	17
Treasury futures sales contracts	478	—	—	478
Forward purchase contracts	—	34	—	34
Forward sales contracts	—	6,649	—	6,649

Total derivative liabilities before netting	478	6,683	17	7,178
Netting (1)	—		—	(4,748)

Total derivative liabilities after netting	478	6,683	17	2,430

Total liabilities	$478	$172,603	$17	$168,350

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$92,398	$—	$—	$92,398
Mortgage-backed securities at fair value	—	197,401	—	197,401
Mortgage loans acquired for sale at fair value	—	458,137	—	458,137
Mortgage loans at fair value	—	523,652	2,076,665	2,600,317
Mortgage loans under forward purchase agreements at fair value	—	—	218,128	218,128
Excess servicing spread purchased from PFSI	—	—	138,723	138,723
Derivative assets:
Interest rate lock commitments	—	—	2,510	2,510
MBS put options	—	272	—	272
Forward purchase contracts	—	1,229	—	1,229
Forward sales contracts	—	16,385	—	16,385
Put options on interest rate futures	—	566	—	566

Total derivative assets	—	18,452	2,510	20,962
Netting (1)	—		—	(12,986)

Total derivative assets after netting	—	18,452	2,510	7,976

Mortgage servicing rights at fair value	—	—	26,452	26,452

	$92,398	$1,197,642	$2,462,478	$3,739,532

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$165,415	$—	$165,415
Derivative liabilities:
Interest rate lock commitments	—	—	1,261	1,261
Forward purchase contracts	—	7,420	—	7,420
Forward sales contracts	—	1,295	—	1,295

Total derivative liabilities	—	8,715	1,261	9,976
Netting (1)	—		—	(8,015)

Total derivative liabilities	—	8,715	1,261	1,961

Total liabilities	$—	$174,130	$1,261	$167,376

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	December 31, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	554,604	1,386	99,728	—	—	655,718
Repayments and sales	(572,586)	(6,413)	(39,257)	—	(139)	(618,395)
Accrual of interest	—	—	13,292	—	—	13,292
ESS received pursuant to a recapture agreement with PFSI	—	—	7,342	—	—	7,342
Interest rate lock commitments issued, net	—	—	—	56,367	—	56,268
Capitalization of interest	65,050	1,800	—	—	—	66,850
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	47,693	47,693
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	34,785	1,815	—			36,600
Other factors	179,896	(1,012)	(28,662)	17,326	(16,648)	151,221

	214,681	803	(28,662)	17,326	(16,648)	187,500

Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—	—	—	—
Transfers of mortgage loans to REO	(344,733)	—	—	—	—	(344,733)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,802)	—	—	—	(9,802)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(69,281)	—	(69,503)

Balance, December 31, 2014	$2,199,583	$—	$191,166	$5,661	$57,358	$2,453,768

Changes in fair value recognized during the period relating to assets still held at December 31, 2014	$134,724	$—	$(28,662)	$5,661	$(16,648)	$95,075

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	December 31, 2013
	Mortgage loans at fair value	Agency Debt	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total

	(in thousands)
Assets:
Balance, December 31, 2012	$1,189,971	$—	$—	$—	$19,479	$1,346	$1,210,796
Purchases	1,063,162	12,000	246,525	139,028	—	1,419	1,462,134
Repayments and sales	(255,210)	(13,725)	(15,319)	(4,076)	—	—	(288,330)
Accrual of interest	—	—	—	1,348	—	—	1,348
Interest rate lock commitments issued, net	—	—	—	—	83,515	—	83,515
Capitalization of interest	43,481	—	—	—	—	—	43,481
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	23,071	23,071
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	44,018	—	2,305	—			46,323
Other factors	153,639	1,725	9,415	2,423	(26,674)	616	141,144

	197,657	1,725	11,720	2,423	(26,674)	616	187,467

Transfers of mortgage loans under forward purchase agreements to mortgage loans	15,347	—	(15,347)	—			—
Transfers of mortgage loans to REO	(177,743)	—	—	—			(177,743)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(9,451)	—			(9,451)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(75,071)	—	(75,071)

Balance, December 31, 2013	$2,076,665	$—	$218,128	$138,723	$1,249	$26,452	$2,461,217

Changes in fair value recognized during the period relating to assets still held at December 31, 2013	$132,339	$1,725	$7,244	$2,423	$1,249	$616	$145,596

	December 31, 2012
	Mortgage Loans at fair value	Mortgage loans under forward purchase agreements	Mortgage- backed securities	Interest rate lock commitments	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2011	$696,266	$129,310	$72,813	$5,772	$749	$904,910
Purchases	541,696	1,075	—	—	20	542,791
Repayments	(169,877)	(14,292)	(21,888)	—	—	(206,057)
Interest rate lock commitments issued, net	—	—	—	212,555	—	212,555
Capitalization of interest	19,745	—	—	—	—	19,745
Sales	—	—	(52,133)	—	(79)	(52,212)
Accrual of unearned discounts	—	—	363	—	—	363
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	1,508	1,508
Changes in fair value included in income arising from:						—
Changes in instrument-specific credit risk	24,878	—	—	—	(708)	24,170
Other factors	68,772	9,293	845	—	(144)	78,766

	93,650	9,293	845	—	(852)	102,936

Transfer of mortgage loans under forward purchase agreements to mortgage loans	117,913	(117,913)	—	—	—	—
Transfer of mortgage loans to REO	(109,440)	—	—	—	—	(109,440)
Transfer of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(7,473)	—	—	—	(7,473)
Transfer to mortgage loans acquired for sale	18	—	—	—	—	18
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(198,848)	—	(198,848)

Balance, December 31, 2012	$1,189,971	$—	$—	$19,479	$1,346	$1,210,796

Changes in fair value recognized during the year relating to assets still held at December 31, 2012	$51,022	$—	$—	$19,479	$(852)	$69,649

Securities sold under agreements to repurchase
(in thousands)
Liabilities:
Balance, December 31, 2011	$115,493
Changes in fair value included in income
Sales	752,343
Repurchases	(867,836)

Balance, December 31, 2012	$—

Changes in fair value recognized during the year relating to liabilities still outstanding at December 31, 2012	$—

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value, mortgage loans held in a VIE and mortgage loans under forward purchase agreements at fair value):

	December 31, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$637,518	$610,372	$27,146
90 or more days delinquent (1)
Not in foreclosure	204	255	(51)
In foreclosure	—	—	—

	204	255	(51)

	637,722	610,627	27,095

Mortgage loans at fair value:
Current through 89 days delinquent	1,191,635	1,452,885	(261,250)
90 or more days delinquent (1)
Not in foreclosure	608,144	875,214	(267,070)
In foreclosure	927,173	1,371,371	(444,198)

	1,535,317	2,246,585	(711,268)

	2,726,952	3,699,470	(972,518)

	$3,364,674	$4,310,097	$(945,423)

	December 31, 2013
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$457,968	$447,224	$10,744
90 or more days delinquent (1)
Not in foreclosure	169	162	7
In foreclosure	—	—	—

	169	162	7

	458,137	447,386	10,751

Mortgage loans and mortgage loans under forward purchase agreements at fair value:
Current through 89 days delinquent	1,170,918	1,506,176	(335,258)
90 or more days delinquent (1)
Not in foreclosure	738,043	1,190,403	(452,360)
In foreclosure	909,484	1,493,643	(584,159)

	1,647,527	2,684,047	(1,036,520)

	2,818,445	4,190,222	(1,371,777)

	$3,276,582	$4,637,608	$(1,361,026)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	357	10,416	—	10,773
Mortgage loans acquired for sale at fair value	100,213	—	—	—	100,213
Mortgage loans at fair value	—	1,848	242,449	—	244,297
Mortgage loans under forward purchase					—
agreements at fair value	—	—	803	—	803
Excess servicing spread at fair value	—	—	(20,834)	—	(20,834)
Mortgage servicing rights at fair value	—	—	—	(16,648)	(16,648)

	$100,213	$2,205	$232,834	$(16,648)	$318,604

Liabilities:
Asset-backed secured financing at fair value	$—	$(617)	$(8,459)	$—	$(9,076)

	$—	$(617)	$(8,459)	$—	$(9,076)

	Year ended December 31, 2013
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	46	(3,946)	—	(3,900)
Mortgage loans acquired for sale at fair value	(30,696)	—	—	—	(30,696)
Mortgage loans at fair value	—	232	191,356	—	191,588
Agency debt securities	—	—	1,725	—	1,725
Mortgage loans under forward purchase agreements at fair value	—	—	11,720	—	11,720
Excess servicing spread at fair value	—	—	2,423	—	2,423
Mortgage servicing rights at fair value	—	—	—	616	616

	$(30,696)	$278	$203,278	$616	$173,476

Liabilities:
Asset-backed secured financing at fair value	$—	$(92)	$2,279	$—	$2,187

	$—	$(92)	$2,279	$—	$2,187

	Year ended December 31, 2012
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	142	2,925	—	3,067
Mortgage loans acquired for sale at fair value	188,055	—	—	—	188,055
Mortgage loans at fair value	—	—	95,615	—	95,615
Agency debt securities	—	—	—	—	—
Mortgage loans under forward purchase agreements at fair value	—	—	9,687	—	9,687
Excess servicing spread at fair value	—	—	—	—	—
Mortgage servicing rights at fair value	—	—	—	(852)	(852)

	$188,055	$142	$108,227	$(852)	$295,572

Liabilities:
Asset-backed secured financing at fair value	$—	$—	$—	$—	$—

	$—	$—	$—	$—	$—

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$157,203	$157,203
Mortgage servicing rights at lower of amortized cost or fair value	—	—	91,990	91,990

	$—	$—	$249,193	$249,193

	December 31, 2013
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$63,043	$63,043
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	7,760	7,760
Mortgage servicing rights at lower of amortized cost or fair value	—	—	184,067	184,067

	$—	$—	$254,870	$254,870

The following table summarizes the total gains (losses) recognized during the year on assets measured at fair values on a nonrecurring basis held at year-end:

	Year ended December 31,
	2014	2013
	(in thousands)
Real estate asset acquired in settlement of loans	$(24,896)	$(11,856)
Real estate asset acquired in settlement of loans under forward purchase agreements	$—	$(86)
Mortgage servicing rights at lower of amortized cost or fair value	(5,138)	4,970

	$(30,034)	$(6,972)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured by cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the consolidated statements of income.

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

The Manager periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When the Manager deems recovery of value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost. The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, and Borrowings under forward purchase agreements approximate the agreements’ carrying values due to the immediate realizability of Cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

Cash is measured using Level 1 inputs. The Company’s Assets sold under agreements to repurchase and Borrowings under forward purchase agreements are carried at amortized cost. The Company has classified these financial instruments as “Level 3” financial statement items as of December 31, 2014 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Notes are carried at amortized cost. The fair value of the Notes at December 31, 2014 and 2013 was $239.0 million and $238.4 million, respectively. The fair value of the Notes is estimated using a broker indication of value. The Company has classified the Notes as “Level 3” financial statement items as of December 31, 2014 due to the lack of current market activity and use of a broker’s indication of value to estimate the instrument’s fair values.

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

The FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PFSI. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results and reports those results to PCM’s valuation committee. The results developed in the FAV group’s monitoring activities are used to calibrate subsequent projections used for valuation.

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

The following describes the valuation techniques and assumptions used in estimating the fair values of Level 2 and Level 3 financial statement items:

Mortgage-Backed Securities

The Company’s MBS securities include Agency and senior non-agency MBS. Agency MBS and senior non-agency MBS are categorized as “Level 2” financial statement items. Fair value of Agency and senior non-Agency MBS is estimated based on quoted market prices for the Company’s MBS or similar securities.

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

The valuation process includes the computation by stratum of the loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to PCM’s valuation committee as part of its review and approval of monthly valuation results.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value:

Key inputs	December 31, 2014	December 31, 2013
Mortgage loans at fair value
Discount rate
Range	2.3% – 15.0%	8.7% – 16.9%
Weighted average	7.7%	12.7%
Twelve-month projected housing price index change
Range	4.0% – 5.3%	2.5% – 4.3%
Weighted average	4.8%	3.7%
Prepayment speed (1)
Range	0.0% – 6.5%	0.0% – 3.9%
Weighted average	3.1%	2.0%
Total prepayment speed (2)
Range	0.0% – 27.9%	0.3% – 33.9%
Weighted average	21.6%	24.3%

Mortgage loans under forward purchase agreements
Discount rate
Range	—	9.5% – 13.5%
Weighted average	—	11.9%
Twelve-month projected housing price index change
Range	—	3.3% – 4.2%
Weighted average	—	3.8%
Prepayment speed (1)
Range	—	1.1% – 2.9%
Weighted average	—	2.2%
Total prepayment speed (2)
Range	—	13.4% – 27.9%
Weighted average	—	22.8%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Interest income for ESS is accrued using the interest method, based upon the expected yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in fair value which is recorded in Interest income. Changes in expected cash flows result in a change to fair value that is recognized in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	December 31, 2014	December 31, 2013
Unpaid principal balance of underlying mortgage loans (in thousands)	$28,227,340	$20,512,659
Average servicing fee rate (in basis points)	31	32
Average ESS rate (in basis points)	16	16
Pricing spread (1)
Range	1.7% – 12.0%	2.8% – 14.4%
Weighted average	5.3%	5.4%
Life (in years)
Range	0.4 – 7.3	0.9 – 8.0
Weighted average	5.8	6.1
Annual total prepayment speed (2)
Range	7.6% – 74.6%	7.7% – 48.6%
Weighted average	11.2%	9.7%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	December 31, 2014	December 31, 2013
Pull-through rate
Range	65.0% – 98.0%	64.8% – 98.0%
Weighted average	94.9%	86.4%
MSR value expressed as:
Servicing fee multiple
Range	0.7 – 5.2	1.4 – 5.1
Weighted average	4.3	4.1
Percentage of unpaid principal balance
Range	0.2% – 1.3%	0.4% – 1.3%
Weighted average	1.1%	1.0%

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the Company’s discounted cash flow model are based on market factors which the Manager believes are consistent with inputs and data used by market participants valuing similar MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying loans, the applicable pricing spread or discount rate, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. The results of the estimates of fair value of MSRs are reported to PCM’s valuation committee as part of their review and approval of monthly valuation results.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2014		2013		2012
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$73,640	$47,693	$159,961	$23,071	$133,159	$1,508
Unpaid principal balance of underlying mortgage loans	$6,800,637	$4,573,369	$13,343,793	$2,148,185	$12,254,751	$161,153
Weighted-average annual servicing fee rate (in basis points)	25	25	26	26	26	26
Pricing spread (1)
Range	6.3% – 17.5%	8.5% – 14.3%	5.4% – 17.5%	7.4% – 14.4%	7.5% – 22.8%	7.5% – 16.5%
Weighted average	8.6%	9.1%	6.7%	8.2%	7.5%	7.9%
Life (in years)
Range	1.1 – 7.3	1.6 – 7.3	1.3 – 7.3	2.7 – 7.3	1.9 – 7.0	2.4 – 7.0
Weighted average	6.4	7.1	6.4	6.9	6.4	6.1
Annual total prepayment speed (2)
Range	7.6% – 56.4%	8.0% – 42.7%	7.6% – 51.8%	7.9% – 27.0%	6.7% – 45.0%	7.9% – 51.5%
Weighted average	9.6%	9.7%	9.1%	10.0%	9.1%	12.7%
Annual per-loan cost of servicing
Range	$59 – $140	$59 – $140	$68 – $140	$68 – $68	$68 – $140	$68 – $140
Weighted average	$69	$68	$68	$68	$68	$74

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those assumptions (weighted averages are based upon unpaid principal balance or fair value where applicable):

	December 31, 2014		December 31, 2013
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on fair value amounts in thousands)
Carrying value	$300,422	$57,358	$264,120	$26,452

Key inputs:
Unpaid principal balance of underlying mortgage loans	$28,006,797	$6,278,676	$23,399,612	$2,393,321
Weighted-average annual servicing fee rate (in basis points)	26	25	26	26
Weighted-average note interest rate	3.80%	4.78%	3.68%	4.78%
Pricing spread (1)(2)
Range	6.3% – 17.5%	8.1% – 16.3%	6.3% – 17.5%	7.3% – 15.3%
Weighted average	7.9%	10.3%	6.7%	8.6%
Effect on fair value of a:
5% adverse change	$(5,801)	$(937)	$(5,490)	$(488)
10% adverse change	$(11,410)	$(1,845)	$(10,791)	$(959)
20% adverse change	$(22,086)	$(3,577)	$(20,861)	$(1,855)
Weighted average life (in years)
Range	1.8 – 7.2	1.8 – 7.2	1.3 – 7.3	2.8 – 7.3
Weighted average	6.4	6.7	6.7	7.2
Prepayment speed (1)(3)
Range	7.8% – 47.9%	8.0% – 39.6%	7.7% – 51.9%	8.0% – 20.0%
Weighted average	8.8%	11.4%	8.2%	8.9%
Effect on fair value of a:
5% adverse change	$(6,166)	$(1,430)	$(5,467)	$(568)
10% adverse change	$(12,138)	$(2,803)	$(10,765)	$(1,117)
20% adverse change	$(23,532)	$(5,394)	$(20,886)	$(2,160)
Annual per-loan cost of servicing (1)
Range	$62 – $134	$62 – $134	$68 – $140	$68 – $140
Weighted average	$62	$62	$68	$68
Effect on fair value of a:
5% adverse change	$(1,807)	$(334)	$(1,695)	$(158)
10% adverse change	$(3,614)	$(668)	$(3,390)	$(316)
20% adverse change	$(7,228)	$(1,337)	$(6,780)	$(633)

(1)	The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans and purchased MSRs not backed by pools of distressed mortgage loans.
(3)	Prepayment speed is measured using Life Total CPR.

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

Note 10—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	December 31, 2014		December 31, 2013
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Conventional:
Agency-eligible	$290,007	$277,355	$311,162	$304,749
Jumbo	138,390	135,008	34,615	35,050
Held for sale to PennyMac Loan Services, LLC — Government-insured or guaranteed	209,325	198,265	112,360	107,587

	$637,722	$610,628	$458,137	$447,386

Loans pledged to secure assets sold under agreements to repurchase	$609,608		$454,210

Loans pledged to secure mortgage loan participation and sale agreements	$20,799

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

Note 11—Derivative Financial Instruments

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

The Company is exposed to price risk relative to its mortgage loans acquired for sale as well as to the IRLCs it issues to correspondent lenders. The Company bears price risk from the time an IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. The Company is exposed to loss if mortgage interest rates increase, because the value of the purchase commitment or mortgage loan acquired for sale decreases.

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. The Company periodically includes MSRs in its hedging activities

Beginning in the third quarter of 2013, the Company entered into Eurodollar futures, which settle daily, to economically hedge net fair value changes of a portion of fixed-rate mortgage loans at fair value held by VIE and MBS securities at fair value and the related variable rate repurchase agreement liabilities indexed to LIBOR. The Company uses the Eurodollar futures with the intention of moderating the risk of rising market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its indexed variable interest LIBOR rate repurchase agreement liabilities.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	December 31, 2014			December 31, 2013
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	695,488	$5,678	$17	557,343	$2,510	$1,261
Forward sales contracts	1,601,283	52	6,649	3,588,027	16,385	1,295
Forward purchase contracts	1,100,700	3,775	34	2,781,066	1,229	7,420
MBS put options	340,000	374	—	55,000	272	—
MBS call options	—	—	—	110,000	—	—
Eurodollar future sales contracts	7,426,000	—	—	8,779,000	—	—
Eurodollar future purchase contracts	800,000	—	—	—	—	—
Treasury futures sales contracts	85,000	—	478	105,000	—	—
Call options on interest rate futures	1,030,000	3,319	—	—	—	—
Put options on interest rate futures	275,000	193	—	52,500	566	—

Total derivative instruments before netting		13,391	7,178		20,962	9,976
Netting		(2,284)	(4,748)		(12,986)	(8,015)

		$11,107	$2,430		$7,976	$1,961

Margin deposits with (collateral received from) derivatives counterparties		$2,465			$(4,971)

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale, MSRs, mortgage loans at fair value held in a VIE and MBS securities.

	Year ended December 31, 2014
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2014
Forward sales contracts	3,588,027	45,904,253	(47,890,997)	1,601,283
Forward purchase contracts	2,781,066	33,418,838	(35,099,204)	1,100,700
MBS put options	55,000	2,087,500	(1,802,500)	340,000
MBS call options	110,000	230,000	(340,000)	—
Eurodollar future sale contracts	8,779,000	3,032,000	(4,385,000)	7,426,000
Eurodollar future purchase contracts	—	4,087,000	(3,287,000)	800,000
Treasury future sale contracts	105,000	482,600	(502,600)	85,000
Treasury future purchase contracts	—	439,200	(439,200)	—
Call option on interest rate futures	—	3,530,000	(2,500,000)	1,030,000
Put options on interest rate futures	52,500	1,687,500	(1,465,000)	275,000

	Year ended December 31, 2013
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period

	(in thousands)
Year ended December 31, 2013
Forward sales contracts	4,266,983	72,719,643	(73,398,599)	3,588,027
Forward purchase contracts	2,206,539	56,191,824	(55,617,297)	2,781,066
MBS put option	495,000	3,335,000	(3,775,000)	55,000
MBS call option	—	2,310,000	(2,200,000)	110,000
Eurodollar future sale contracts	—	19,852,000	(11,073,000)	8,779,000
Eurodollar future purchase contracts	—	660,000	(660,000)	—
Treasury future sale contracts	—	180,000	(75,000)	105,000
Treasury future purchase contracts	—	75,000	(75,000)	—
Call option on interest rate futures		42,500	(42,500)	—
Put options on interest rate futures	—	260,000	(207,500)	52,500

	Year ended December 31, 2012
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Year ended December 31, 2012
Forward purchase contracts	398,400	23,800,622	(21,992,483)	2,206,539
Forward sales contracts	756,691	38,995,923	(35,485,631)	4,266,983
MBS put option	28,000	2,585,000	(2,118,000)	495,000
MBS call option	5,000	90,000	(95,000)	—

The Company recorded net gains (losses) on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $(68.7) million, $151.6 million and $(51.5) million for the years ended December 31, 2014, 2013 and 2012, respectively. Derivative gains and losses are included in Net gains on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company recorded net gains (losses) on derivative financial instruments used as economic hedges of MSRs totaling $11.5 million, $(2.0) million and $2.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. The derivative losses are included in Net loan servicing fees in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities of $22.6 million and $9.4 million for the years ended December 31, 2014 and 2013, respectively. The derivative losses are included in Net gain on investments in the Company’s consolidated statements of income.

Note 12—Mortgage Loans at Fair Value

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2014		December 31, 2013
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$1,535,317	$2,246,585	$1,469,686	$2,415,446
Performing loans:
Fixed interest rate	322,704	449,496	310,607	475,568
Adjustable-rate mortgage (“ARM”)/hybrid	127,405	162,329	165,327	207,553
Interest rate step-up	213,999	323,350	130,906	215,702
Balloon	158	210	139	213

	664,266	935,385	606,979	899,036

Fixed interest rate jumbo loans held in a VIE	527,369	517,500	523,652	543,257

	$2,726,952	$3,699,470	$2,600,317	$3,857,739

Mortgage loans at fair value pledged to secure borrowings at period end:
Assets sold under agreements to repurchase	$2,543,242		$2,314,324

Mortgage loans held in a consolidated subsidiary whose stock is pledged to secure financings of such loans	$—		$989

Mortgage loans held in a VIE securing an asset-backed financing	$527,369		$523,652

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value, excluding mortgage loans held in a VIE securing asset-backed financing:

Concentration	December 31, 2014	December 31, 2013
Portion of mortgage loans originated between 2005 and 2007	75%	72%
Percentage of fair value of mortgage loans with unpaid-principal- balance-to-current-property-value in excess of 100%	55%	61%
Percentage of mortgage loans secured by California real estate	22%	24%
Additional states contributing 5% or more of mortgage loans	New York New Jersey Florida	New York Florida New Jersey

Note 13—Mortgage Loans Under Forward Purchase Agreements at Fair Value

Following is a summary of the distribution of the Company’s mortgage loans under forward purchase agreements at fair value:

	December 31, 2014		December 31, 2013
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Nonperforming loans	$—	$—	$177,841	$268,600
Performing loans:
Fixed	—	—	19,292	29,496
ARM/hybrid	—	—	19,510	31,933
Interest rate step-up	—	—	1,485	2,455

	—	—	40,287	63,884

	$—	$—	$218,128	$332,484

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans under forward purchase agreements at fair value:

	December 31,	December 31,
	2014	2013
Portion of mortgage loans originated between 2005 and 2007	—	72%
Percentage of mortgage loans secured by California real estate	—	25%
Additional states contributing 5% or more of mortgage loans		New Jersey
		Washington
		New York
		Maryland

Note 14—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$138,942	$88,078	$80,570
Purchases	3,049	82	48
Transfers from mortgage loans at fair value and advances	364,945	185,061	112,642
Transfers from REO under forward purchase agreements	12,737	117	21,819
Results of REO:
Valuation adjustments, net	(45,476)	(24,002)	(16,942)
Gain on sale, net	13,498	10,531	16,440

	(31,978)	(13,471)	(502)
Proceeds from sales	(184,467)	(120,925)	(126,499)

Balance at end of period	$303,228	$138,942	$88,078

At period end:
REO pledged to secure assets sold under agreements to repurchase	$138,284	$17,453	$9,061

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$12,365	$71,951	$14,773

Note 15—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

Following is a summary of the activity in REO under forward purchase agreements:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$9,138	$—	$22,979
Purchases	68	4	249
Transfers from mortgage loans under forward purchase agreements at fair value and advances	9,369	9,922	6,633
Transfers to REO	(12,737)	(117)	(21,819)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(779)	(112)	(449)
Gain on sale, net	306	92	2,319

	(473)	(20)	1,870
Proceeds from sales	(5,365)	(651)	(9,912)

Balance at end of period	$—	$9,138	$—

Note 16—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance at beginning of period	$26,452	$1,346	$749
Additions:
Purchases	—	1,419	20
MSRs resulting from loan sales	47,693	23,071	1,508

Total additions	47,693	24,490	1,528

Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	(11,455)	1,338	(708)
Other changes in fair value (2)	(5,193)	(722)	(144)

	(16,648)	616	(852)

Sales	(139)	—	(79)

Balance at end of period	$57,358	$26,452	$1,346

(1)	Principally reflects changes in pricing spread (discount rates) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at amortized cost:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Amortized Cost:
Balance at beginning of period	$266,697	$132,977	$5,282
MSRs resulting from loan sales	73,640	159,961	133,159
Purchases	—	—	15
Amortization	(31,911)	(26,241)	(5,460)
Sales	(289)	—	(19)

Balance at end of period	308,137	266,697	132,977

Valuation Allowance:
Balance at beginning of period	(2,577)	(7,547)	—
Reversals (additions)	(5,138)	4,970	(7,547)

Balance at end of period	(7,715)	(2,577)	(7,547)

MSRs, net	$300,422	$264,120	$125,430

Estimated fair value at end of period	$322,230	$289,737	$126,995

The following table summarizes the Company’s estimate of amortization of its existing MSRs carried at amortized cost. This projection was developed using assumptions made by the Manager in its December 31, 2014 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by the Manager.

Year ending December 31,	Estimated MSR amortization
(in thousands)
2015	$32,122
2016	31,986
2017	29,893
2018	27,244
2019	24,680
Thereafter	162,212

Total	$308,137

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Year ending December 31,
	2014	2013	2012
	(in thousands)

Contractually-specified servicing fees	$76,300	$50,716	$9,969

Note 17— Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ending December 31,
	2014	2013	2012
	(dollars in thousands)
During the year:
Weighted-average interest rate (1)	2.12%	2.43%	2.77%
Average balance	$2,311,273	$1,552,912	$805,461
Total interest expense	$58,304	$47,790	$28,025
Maximum daily amount outstanding	$3,203,989	$3,124,616	$1,684,712
At year end:
Balance	$2,730,130	$2,039,605	$1,256,102
Weighted-average stated interest rate	2.32%	2.29%	3.02%
Available borrowing capacity:
Committed	$652,360	$1,467,138	$643,898
Uncommitted	695,000	150,000	350,000

	$1,347,360	$1,617,138	$993,898

Margin deposits placed with counterparties	$5,579	$3,201	$4,468
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$307,363	$197,401	$—
Mortgage loans acquired for sale at fair value	609,608	454,210	972,079
Mortgage loans at fair value	2,543,242	2,315,313	949,060
Real estate acquired in settlement of loans	150,649	89,404	23,834

	$3,610,862	$3,056,328	$1,944,973

(1)	Excludes the amortization of commitment fees and issuance costs of $9.4 million, $10.0 million, and $5.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by maturity date:

Remaining Maturity at December 31, 2014	Balance
(in thousands)
Within 30 days	$493,560
Over 30 to 90 days	508,083
Over 90 days to 180 days	—
Over 180 days to 1 year	1,613,709
Over 1 year to 2 years	114,778

$2,730,130

Weighted average maturity (in months)	6.9

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2014:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$417,059	—	September 7, 2015
Credit Suisse First Boston Mortgage Capital LLC	$294,288	May 9, 2015	October 30, 2015
The Royal Bank of Scotland Group	$101,255	—	February 17, 2015
Bank of America, N.A.	$39,447	March 17, 2015	January 30, 2015
Morgan Stanley	$9,799	February 22, 2015	December 17, 2015

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Citibank, N.A.	$332	January 2, 2015
Credit Suisse First Boston Mortgage Capital LLC	$7,078	January 23, 2015
Bank of America, N.A.	$2,512	February 17, 2015
Daiwa Capital Markets America Inc.	$6,442	February 1, 2015

Note 18 - Mortgage Loan Participation and Sale Agreement

One of the borrowing facilities secured by mortgage loans acquired for sale is in the form of a mortgage loan participation and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such mortgage loans and the sale of the resulting security. A commitment between the Company and a non-affiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount that is based on a percentage of the purchase price and is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

The mortgage loan participation and sale agreement is summarized below:

Year ending December 31, 2014
During the year:
Weighted-average interest rate (1)	1.42%
Average balance	$44,770
Total interest expense	$912
Maximum daily amount outstanding	$116,363
At year end:
Balance	$20,236
Weighted-average interest rate	1.42%
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$20,862

(1)	Excludes the amortization of commitment fees of $266,000 for the year ended December 31, 2014.

Note 19—Asset-Backed Secured Financing of the Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed secured financing of the VIE:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
During the year:
Weighted-average fair value	$167,752	$43,108	$—
Interest expense	$6,489	$1,612	$—
Weighted-average effective interest rate	3.82%	3.69%	—
At year end:
Fair value	$165,920	$165,415	$—
Interest rate	3.50%	3.50%	0.00%

The Asset-backed secured financing of the variable interest entity is a non-recourse liability and secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 20—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Notes due May 1, 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of the Company at a rate of 33.6699 common shares per $1,000 principal amount of the Notes, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 per share as provided in the related indenture.

Following is financial information relating to the Notes:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
During the year:
Weighted-average balance	$250,000	$168,493	$—
Interest expense (2)	$14,357	$9,580	$—
At year end:
Balance	$250,000	$250,000	$—
Unamortized issuance costs (1)	$5,921	$6,800	$—

(1)	Unamortized issuance costs are included in Other assets in the consolidated balance sheets.
(2)	Total interest expense includes amortization of debt issuance costs of $920,000 and $584,000 during the year ended December 31, 2014 and December 31, 2013, respectively.

Note 21—Borrowings under Forward Purchase Agreements

Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Year ended December 31,
	2014	2013	2012
	(dollars in thousands)
During the year:
Weighted-average effective interest rate	2.84%	2.94%	4.01%
Weighted-average balance	$82,056	$124,394	$58,719
Interest expense	$2,364	$3,707	$2,396
Maximum daily amount outstanding	$226,848	$244,047	$152,428
At year end:
Balance	$—	$226,580	$—
Interest rate	0.00%	3.02%	0.00%
Fair value of underlying loans and REO	$—	$226,833	$—

Note 22—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Balance, beginning of year	$10,110	$4,441	$205
Provision for losses	4,255	5,669	4,236
Losses charged	(123)	—	—

Balance, end of year	$14,242	$10,110	$4,441

Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$34,673,414	$25,652,972	$12,168,454

Note 23—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2014, the Company was not involved in any such proceedings, claims or legal actions that in the Manager’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

December 31, 2014
(in thousands)
Commitments to purchase mortgage loans:
Mortgage loans acquired for sale at fair value	$695,488
Mortgage loans at fair value	$310,160

Note 24—Shareholders’ Equity

At December 31, 2014, the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM. The Company sold a total of 3,817,611 of its common shares at a weighted average price of $23.73 per share, providing net proceeds to the Company of approximately $89.6 million, net of sales commissions of $970,000.

At December 31, 2013, the Company had approximately $197.5 million available for issuance under its ATM Equity Offering Sales AgreementSM. The Company did not sell any common shares under its ATM Equity OfferingSM Sales Agreement during year ended December 31, 2013.

On August 13, 2013, the Company issued and sold 11,300,000 common shares in an underwritten public offering and received $249.4 million of proceeds, after underwriting and estimated offering expenses. Proceeds from the issuance of these shares were used to fund the Company’s business and investment activities, including the acquisition of distressed mortgage loans and other investments; the funding of its correspondent production business, including the purchase of jumbo loans; the repayment of indebtedness; and for general corporate purposes.

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the years ended December 31, 2014 and 2013, $651,000 and $944,000 was paid to PCM, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the year ended December 31, 2014 and 2013, $1.7 million and $1.9 million, respectively was paid to the underwriters. The Reimbursement Agreement expires on February 1, 2019.

Note 25—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash (loss) gain :
Sales proceeds, net	$(20,989)	$(197,580)	$13,918
Hedging activities	(57,161)	136,829	(57,040)

	(78,150)	(60,751)	(43,122)

Non cash gain:
Receipt of MSRs in loan sale transactions	121,333	183,032	134,682
Provision for losses relating to representations and warranties provided in loan sales	(4,255)	(5,669)	(4,236)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	4,412	(18,230)	13,707
Mortgage loans	3,825	(9,265)	43,691
Hedging derivatives	(11,518)	9,552	2,953

	(3,281)	(17,943)	60,351

	$35,647	$98,669	$147,675

Note 26—Net Interest Income

Net interest income is summarized for the periods presented below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Interest income:
Short-term investments	$604	$542	$42
Mortgage-backed securities	8,226	2,138	2,084
Agency debt securities	—	222	—
Mortgage loans acquired for sale at fair value	23,974	33,726	19,731
Mortgage loans at fair value	122,620	81,275	49,462
Mortgage loans under forward purchase agreements	3,584	3,659	996
Excess servicing spread purchased from PFSI, at fair value	13,292	1,091	—
Other	48	209	126

	172,348	122,862	72,441

Interest expense:
Assets sold under agreements to repurchase	58,304	47,790	28,025
Mortgage loans participation and sale agreement	912	—	—
Borrowings under forward purchase agreements	2,363	3,707	2,396
Asset-backed secured financing	6,490	1,612	—
Exchangeable senior notes	14,358	9,580	—
Note payable secured by mortgage loans at fair value	—	—	113
Other	3,162	2,533	1,108

	85,589	65,222	31,642

Net interest income	$86,759	$57,640	$40,799

Note 27—Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$10,416	$(1,347)	$612
Hedging derivatives	(6,802)	(4,310)	—

	3,614	(5,657)	612
Agency debt security	—	1,725	—
Excess servicing spread purchased from PFSI at fair value	(20,834)	2,423	—
Mortgage loans	227,488	206,988	103,037
Asset-backed secured financing	(8,459)	2,279	—

	$201,809	$207,758	$103,649

Note 28—Net Loan Servicing Fees

Net loan servicing fees is summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Servicing fees (1)	$80,008	$54,725	$10,982
MSR recapture fee receivable from PFSI	9	709	—
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(31,911)	(26,241)	(5,460)
(Provision for) reversal of impairment	(5,138)	4,970	(7,547)
Gain on sale	46	—	—
Carried at fair value - change in fair value	(16,648)	616	(852)
Gains (losses) on hedging derivatives	11,527	(1,988)	2,123

	(42,124)	(22,643)	(11,736)

Net loan servicing fees	$37,893	$32,791	$(754)

Average servicing portfolio	$29,709,898	$20,670,861	$3,667,941

(1)	Includes contractually specified servicing and ancillary fees.

Note 29—Share-Based Compensation Plans

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Operating Partnership) and other awards based on PMT’s shares that may be awarded by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PennyMac that provide services to PMT. The equity incentive plan is administered by the Company’s compensation committee, pursuant to authority delegated by the board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

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

Restricted share units have been awarded to trustees and officers of the Company and to employees of PennyMac. Such awards generally vest over a one- to four-year period. Each share unit awarded under the equity incentive plan will have a term of no longer than ten years, and will have an exercise price that is no less than 100% of the fair value of the Company’s shares on the date of grant of the award.

The Company’s estimate of value included assumed grantee forfeiture rates of 15% per year, except for certain of PMT’s officers and its board of trustees, for which no turnover was assumed.

The table below summarizes restricted share unit activity and compensation expense:

	Year ended December 31,
	2014	2013	2012
Number of units:
Outstanding at beginning of year	661,372	665,617	491,809
Granted	300,131	255,445	350,000
Vested	(234,466)	(253,509)	(161,678)
Canceled	(1,625)	(6,181)	(14,514)

Outstanding at end of year	725,412	661,372	665,617

Weighted Average Grant Date Fair Value:
Outstanding at beginning of year	$19.95	$15.92	$12.57
Granted	$21.05	$23.91	$18.91
Vested	$19.68	$13.40	$12.15
Canceled	$18.74	$20.06	$16.82
Outstanding at end of year	$21.00	$19.95	$15.92
Compensation expense recorded during the year	$7,107,000	$6,763,000	$6,032,000
Year end:
Units available for future awards (1)	5,293,433	5,029,174	4,014,159
Unamortized compensation cost	$7,023,418	$6,178,000	$5,798,000

(1)	Based on shares outstanding as of December 31, 2014. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of December 31, 2014, 731,595 restricted share units with a weighted average grant date fair value of $24.29 per share unit are expected to vest over their average remaining vesting period of 28 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 30—Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Common overhead allocation from PFSI	$10,477	$10,423	$4,183
Servicing and collection costs	6,892	1,861	1,577
Loan origination	2,638	4,584	752
Insurance	989	890	762
Technology	984	826	701
Securitization	(150)	1,742	—
Other expenses	2,463	2,735	1,582

	$24,293	$23,061	$9,557

Note 31—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets REIT requirements including certain asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the taxable REIT subsidiary (“TRS”) and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2014	86%	14%	0%
2013	83%	17%	0%
2012	83%	0%	17%

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

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These federal income tax returns for 2011 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2010 and forward. No returns are currently under examination.

The following table details the Company’s income tax expense (benefit) which relates primarily to the TRSs for the periods presented:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Current expense (benefit):
Federal	$352	$(10,014)	$4,760
State	104	(2,232)	1,686

Total current expense (benefit)	456	(12,246)	6,446

Deferred (benefit) expense:
Federal	(10,232)	20,737	31,266
State	(5,304)	5,954	10,861

Total deferred (benefit) expense	(15,536)	26,691	42,127

Total (benefit) provision for income taxes	$(15,080)	$14,445	$48,573

The provision for deferred income taxes for the years ended December 31, 2014 and December 31, 2013 primarily relates to MSRs the Company received pursuant to sales of mortgage loans with servicing rights retained and net operating loss carryforwards as detailed below.

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate for the periods presented:

	Year ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$62,812	35.0%	$75,122	35.0%	$65,387	35.0%
Effect of non-taxable REIT income	(74,480)	(41.5%)	(63,564)	(29.6)%	(24,943)	(13.4)%
State income taxes, net of federal benefit	(3,380)	(1.9%)	2,419	1.1%	8,140	4.4%
Other	(32)	0.0%	468	0.2%	(11)	0.0%
Valuation allowance	—	0.0%	—	0.0%	—	0.0%

(Benefit) provision for income taxes	$(15,080)	(8.4%)	$14,445	6.7%	$48,573	26.0%

The Company’s components of the provision for deferred income taxes are as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Real estate valuation loss	$(5,079)	$2,651	$(5,512)
Mortgage servicing rights	27,996	66,284	49,420
Net operating loss carryforward	(35,963)	(38,783)	—
Liability for losses under representations and warranties	(5,944)	—	—
Other	3,454	(3,461)	(1,781)
Valuation allowance	—	—	—

Total (benefit) provision for deferred income taxes	$(15,536)	$26,691	$42,127

The components of income taxes payable are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)

Taxes currently receivable	$1,428	$8,446
Deferred income taxes payable	(52,845)	(68,381)

Income taxes payable	$(51,417)	$(59,935)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2014	December 31, 2013
	(in thousands)
Deferred income tax assets:
REO valuation loss	$10,697	$5,748
Net operating loss carryforward	73,869	38,783
Liability for losses under representations and warranties	5,944	—
Other	2,112	5,328

Gross deferred tax assets	92,622	49,859

Deferred income tax liabilities:
Mortgage servicing rights	(143,565)	(118,240)
Other	(1,902)	—

Gross deferred tax liabilities	(145,467)	(118,240)

Net deferred income tax liability	$(52,845)	$(68,381)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of December 31, 2014 and December 31, 2013.

The Company has net operating loss carryforwards of $85.2 million and $94.4 million that expire in 2034 and 2033 for the years ended December 31, 2014 and December 31, 2013, respectively.

At December 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2014 and December 31, 2013.

Note 32—Segments and Related Information

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Year ended December 31, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$35,647	$—	$—	$35,647
Net gain on investments	—	201,809	—	201,809
Interest income	24,022	150,714	(2,388)	172,348
Interest expense	(15,899)	(72,078)	2,388	(85,589)

	8,123	78,636	—	86,759
Net loan servicing fees	—	37,893	—	37,893
Other income (loss)	18,290	(23,657)	—	(5,367)

	62,060	294,681	—	356,741

Expenses:
Loan fulfillment, servicing and management fees earned by PennyMac Financial Services, Inc.	49,872	86,404	—	136,276
Other	3,357	37,644	—	41,001

	53,229	124,048	—	177,277

Pre-tax income	$8,831	$170,633	$—	$179,464

Total assets at period end	$654,476	$4,249,820	$—	$4,904,296

Year ended December 31, 2013	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$98,669	$—	$—	$98,669
Net gain on investments	—	207,758	—	207,758
Interest income	33,727	94,435	(5,300)	122,862
Interest expense	(26,808)	(43,714)	5,300	(65,222)

	6,919	50,721	—	57,640
Net loan servicing fees	—	32,791	—	32,791
Other investment income (loss)	17,715	(9,055)	—	8,660

	123,303	282,215	—	405,518

Expenses:
Loan fulfillment, servicing and management fees earned by PennyMac Financial Services, Inc.	78,552	69,699	3,284 (1)	151,535
Other	861	38,487	—	39,348

	79,413	108,186	3,284	190,883

Pre-tax income	$43,890	$174,029	$(3,284)	$214,635

Total assets at period end	$472,089	$3,838,828	$—	$4,310,917

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Year ended December 31, 2012	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$147,675	$—	$—	$147,675
Net gain on investments	—	103,649	—	103,649
Interest income	19,733	52,796	(88)	72,441
Interest expense	(11,289)	(20,441)	88	(31,642)

	8,444	32,355	—	40,799
Net loan servicing fees	—	(754)	—	(754)
Other investment income (loss)	10,545	1,612	—	12,157

	166,664	136,862	—	303,526

Expenses:
Loan fulfillment, servicing and management fees earned by PennyMac Financial Services, Inc.	64,912	29,038	—	93,950
Other	1,253	21,501	—	22,754

	66,165	50,539	—	116,704

Pre-tax income	$100,499	$86,323	$—	$186,822

Total assets at period end	$1,004,399	$1,555,264	$—	$2,559,663

Note 33—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2014				2013
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
For the quarter ended:
Net investment income	$53,059	$106,530	$120,556	$76,595	$96,087	$86,062	$115,553	$107,816
Net income	$26,511	$54,949	$75,211	$37,873	$52,696	$39,701	$54,497	$53,296
Earnings per share:
Basic	$0.35	$0.74	$1.01	$0.52	$0.74	$0.61	$0.92	$0.90
Diluted	$0.34	$0.69	$0.93	$0.50	$0.69	$0.57	$0.86	$0.90
Cash dividends declared per share	$0.61	$0.61	$0.59	$0.59	$1.16	$0.57	$0.57	$0.57
At period end:
Short-term investments at fair value	$139,900	$37,452	$104,453	$91,338	$92,398	$80,936	$73,236	$45,024
Investment securities at fair value	307,363	267,885	218,725	198,110	197,401	217,492	—	—
Mortgage loans at fair value(1)	3,364,674	3,250,761	3,606,906	3,156,041	3,276,582	3,350,632	2,862,126	2,490,270
Excess servicing spread	191,166	187,368	190,244	151,019	138,723	2,857	—	—
Real estate acquired in settlement of loans(2)	303,228	275,185	240,471	186,877	148,080	103,202	88,771	84,486
Mortgage servicing rights(3)	357,780	345,848	315,484	301,427	290,572	269,675	226,901	180,441
Other assets	240,185	240,314	193,462	142,725	167,161	224,437	192,350	126,939

Total assets	$4,904,296	$4,604,813	$4,869,745	$4,227,537	$4,310,917	$4,249,231	$3,443,384	$2,927,160

Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$2,750,366	$2,416,686	$2,701,755	$1,887,778	$2,039,605	$1,980,058	$1,565,896	$1,615,050

Borrowings under forward purchase agreements	—	—	—	216,614	226,580	229,841	244,047	—
Asset-backed secured financing at fair value	165,920	166,841	170,201	166,514	165,415	170,008	—	—
Exchangeable senior notes	250,000	250,000	250,000	250,000	250,000	250,000	250,000	—
Other liabilities	159,838	183,245	170,629	163,349	162,203	124,559	139,260	89,681

Total liabilities	3,326,124	3,016,772	3,292,585	2,684,255	2,843,803	2,754,466	2,199,203	1,704,731

Shareholders’ equity	1,578,172	1,588,041	1,577,160	1,543,282	1,467,114	1,494,765	1,244,181	1,222,429

Total liabilities and shareholders’ equity	$4,904,296	$4,604,813	$4,869,745	$4,227,537	$4,310,917	$4,249,231	$3,443,384	$2,927,160

(1)	Includes mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by variable interest entity and mortgage loans under forward purchase agreements at fair value.
(2)	Includes REO and REO under forward purchase agreements.
(3)	Includes mortgage servicing rights at fair value and mortgage servicing rights at lower of amortized cost or fair value.

Note 34—Supplemental Cash Flow Information

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash paid for interest	$94,116	$67,374	$31,693
Income tax (refund) paid	$(6,562)	$(9,200)	$12,700
Non-cash investing activities:
Transfer of mortgage loans acquired for sale at fair value to mortgage loans at fair value held by variable interest entity	$—	$536,776	$—
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$364,945	$185,061	$112,642
Transfer of mortgage loans acquired for sale to mortgage loans at fair value	$—	$—	$18
Purchase of mortgage loans financed through forward purchase agreements	$2,828	$246,605	$1,070
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$205,902	$15,347	$117,913
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$9,369	$9,448	$6,633
Receipt of MSRs as proceeds from sales of loans	$121,333	$183,032	$134,682
Purchase of REO financed through forward purchase agreements	$—	$38	$249
Receipt of ESS pursuant to recapture agreement with PFSI	$7,343	$—	$—
Transfer of REO under forward purchase agreements to REO	$12,737	$117	$21,819
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$2,828	$246,605	$1,070
Purchase of REO financed through forward purchase agreements	$—	$38	$249
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$2,731	$44,395	$—
Dividends payable	$45,894	$41,570	$—

Note 35—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $59.2 million and $30.9 million, respectively. The Manager believes PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of December 31, 2014.

Note 36—Recently Issued Accounting Pronouncements

In January of 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-04, Receivables: Troubled Debt Restructuring by Creditors Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”) to the Troubled Debt Restructuring subtopic of the Receivables topic of the ASC.

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

In May of 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) to the Revenue from Contracts with Customers topic of the ASC. ASU 2014-09 was issued to standardize revenue recognition between public and private companies as well as across industries in an effort to more closely align GAAP revenue recognition with international standards to provide a more comparable revenue number for the users of the financial statements.

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

In June of 2014, FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”) to the Transfers and Servicing topic of the ASC. The amendments in ASU 2014-11 require two accounting changes. First, the amendments in ASU 2014-11 change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement.

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

Note 37—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Company’s subsidiaries including the Operating Partnership of $700 million (net worth was $1.6 billion, which includes PMH and PMC); a minimum tangible net worth for PMH of $250 million (net worth was $836 million); and a minimum tangible net worth for PMC of $150 million (net worth was $332 million). The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(in thousands)
Assets
Short-term investment	$506	$1,340
Investments in subsidiaries	1,637,927	1,527,213
Receivables from subsidiaries	261	16
Other assets	522	521

Total assets	$1,639,216	$1,529,090

Liabilities
Dividends payable	$45,482	$41,570
Accounts payable and accrued liabilities	2,988	3,825
Due to affiliates	1,548	1,788
Payables to subsidiaries	338	378
Income taxes payable	126	67

Total liabilities	50,482	47,628

Shareholders’ equity	1,588,734	1,481,462

Total liabilities and shareholders’ equity	$1,639,216	$1,529,090

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Income
Dividends from subsidiaries	$174,192	$148,520	$107,135
Interest
Intercompany	15	20	2,256
Other	4	4	61
Debt guarantee fees receivable from PennyMac Corp., LLC	1,250	833	—

Total income	175,461	149,377	109,452

Expenses
Intercompany interest	26	39	167
Other	—	—	1,321

Total expenses	26	39	1,488

Income before provision for income taxes and equity in undistributed earnings in subsidiaries	175,435	149,338	107,964
Provision for income taxes	372	86	—

Income before equity in undistributed earnings of subsidiaries	175,063	149,252	107,964
Equity in undistributed earnings of subsidiaries	23,288	49,940	28,845

Net income	$198,351	$199,192	$136,809

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Cash flows from operating activities:
Net income	$198,351	$199,192	$136,809
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(23,288)	(49,940)	(28,845)
Decrease (increase) in receivables from subsidiaries	107	(16)	38,976
(Increase) decrease in other assets	(1)	(316)	943
(Decrease) increase in accounts payable and accrued liabilities	(837)	(2,582)	524
(Decrease) increase in due to affiliates	(652)	(1,169)	16
(Decrease) increase payable to subsidiaries	(40)	314	(2,472)
Increase in income taxes payable	59	67	—

Net cash provided by operating activities	173,699	145,550	145,951
Cash flows from investing activities:
Increase in investment in subsidiaries	(89,618)	(249,315)	(666,101)
Net decrease in short-term investments	834	2,059	8,148

Net cash used by investing activities	(88,784)	(247,256)	(657,953)
Cash flows from financing activities:
Proceeds from issuance of common shares	90,588	261,595	608,184
Payment of common share underwriting and offering costs	(1,070)	(12,321)	(1,360)
Payment of dividends	(174,433)	(147,568)	(94,822)

Net cash (used) provided by financing activities	(84,915)	101,706	512,002

Net change in cash	—	—	—
Cash at beginning of period	—	—	—

Cash at end of period	$—	$—	$—

Non-cash financing activity — dividends payable	$45,894	$41,570	$—

Note 38—Subsequent Events

The Manager has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On January 28, 2015, PLS entered into a letter of intent with a third party to purchase a $4.0 billion unpaid principal balance portfolio of Agency MSRs. The Company intends to purchase from PLS approximately $29 million of ESS from this MSR portfolio.

•	On January 29, 2015, the Company settled its December 5, 2014 commitment to purchase a pool of 1,076 nonperforming loans with an aggregate UPB of $310.2 million from a large money center bank.

•	On February 3, 2015, PLS entered into a letter of intent with a third party to purchase a $15.9 billion unpaid principal balance portfolio of Agency MSRs. The Company intends to purchase from PLS approximately $140 million of ESS from this MSR portfolio.

The MSR acquisitions by PLS and the Company’s purchases of ESS are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions, including required regulatory approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	On February 18, 2015, the Company, through three of its wholly-owned subsidiaries, PMC, PennyMac Holdings, LLC (“PMH”) and the Operating Partnership (collectively, the “Repo Sellers”), entered into a master repurchase agreement with JPMorgan Chase bank, National Association (“JPM”), pursuant to which the Repo Sellers may sell, and later repurchase, certain residential mortgage loans and mortgage-related assets (the “Facility Assets”) in an aggregate principal amount of up to $500 million (the “JPM Credit Facility”).

Under the terms of the JPM Credit Facility, (i) PMC and PMH may each sell to JPM eligible distressed mortgage loans and, in the case of PMC, the equity interest (the “SPE Interests”) in two special purpose entities that own distressed loans and real property acquired upon settlement of mortgage loans (the “SPE Properties”), and (ii) the Operating Partnership may sell to JPM eligible distressed mortgage loans that have been purchased by PMC and then pledged by PMC to the Operating Partnership pending sale, securitization or liquidation and the SPE Interests pledged by PMC to the Operating Partnership pending the sale or liquidation of the underlying SPE Properties.

The obligations of the Repo Sellers are fully guaranteed by the Company, and the JPM Facility Assets are serviced by PLS pursuant to the terms of the JPM Credit Facility.

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

Dated: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ STANFORD L. KURLAND Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	February 27, 2015

/S/ ANNE D. MCCALLION Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/S/ GREGORY L. HENDRY Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2015

/S/ SCOTT W. CARNAHAN Scott W. Carnahan	Trustee	February 27, 2015

/S/ PRESTON DUFAUCHARD Preston DuFauchard	Trustee	February 27, 2015

/S/ RANDALL D. HADLEY Randall D. Hadley	Trustee	February 27, 2015

/S/ CLAY A. HALVORSEN Clay A. Halvorsen	Trustee	February 27, 2015

/S/ NANCY MCALLISTER Nancy McAllister	Trustee	February 27, 2015

/S/ DAVID A. SPECTOR David A. Spector	Trustee	February 27, 2015

/S/ STACEY D. STEWART Stacey D. Stewart	Trustee	February 27, 2015

/S/ FRANK P. WILLEY Frank P. Willey	Trustee	February 27, 2015