Form 10-Q
period 2015-03-31
PennyMac Mortgage Investment Trust
filed 2015-05-08
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2015
Common Shares of Beneficial Interest, $0.01 par value	74,585,222

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2015

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains certain forward-looking statements that are subject to various risks and uncertainties. Forward-looking statements are generally identifiable by use of forward-looking terminology such as “may,” “will,” “should,” “potential,” “intend,” “expect,” “seek,” “anticipate,” “estimate,” “approximately,” “believe,” “could,” “project,” “predict,” “continue,” “plan” or other similar words or expressions.

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	changes in the number of investor repurchases or indemnifications and our ability to obtain indemnification or demand repurchase from our correspondent sellers;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	technologies for loans and our ability to mitigate security risks and cyber intrusions;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to detect misconduct and fraud;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the U.S. Department of Agriculture (“USDA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau (“CFPB”) and its recently issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exemption from registering as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation;

•	the occurrence of natural disasters or other events or circumstances that could impact our operations; and

•	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Cash	$65,668	$76,386

Short-term investments	44,949	139,900
Mortgage-backed securities at fair value pledged to secure assets sold under agreements to repurchase	316,292	307,363
Mortgage loans acquired for sale at fair value (includes $1,272,132 and $609,608 pledged to secure assets sold under agreements to repurchase and $74,051 and $20,862 pledged to secure mortgage loan participation and sale agreement)	1,366,964	637,722
Mortgage loans at fair value (includes $2,846,806 and $2,709,161 pledged to secure assets sold under agreements to repurchase and asset-backed secured financing of the variable interest entity at fair value)	2,859,326	2,726,952
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value	222,309	191,166
Derivative assets	12,668	11,107
Real estate acquired in settlement of loans (includes $200,504 and $150,649 pledged to secure assets sold under agreements to repurchase)	317,536	303,228
Mortgage servicing rights (includes $49,448 and $57,358 carried at fair value)	359,160	357,780
Servicing advances	79,261	79,878
Due from PennyMac Financial Services, Inc.	5,778	6,621
Other assets	87,499	66,193

Total assets	$5,737,410	$4,904,296

LIABILITIES
Assets sold under agreements to repurchase	$3,563,293	$2,730,130
Mortgage loan participation and sale agreement	71,829	20,236
Asset-backed secured financing of the variable interest entity at fair value	162,222	165,920
Exchangeable senior notes	250,000	250,000
Derivative liabilities	2,071	2,430
Accounts payable and accrued liabilities	71,835	67,806
Due to PennyMac Financial Services, Inc.	18,719	23,943
Income taxes payable	39,903	51,417
Liability for losses under representations and warranties	15,379	14,242

Total liabilities	4,195,251	3,326,124

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 74,585,222 and 74,510,159 common shares, respectively	746	745
Additional paid-in capital	1,482,250	1,479,699
Retained earnings	59,163	97,728

Total shareholders’ equity	1,542,159	1,578,172

Total liabilities and shareholders’ equity	$5,737,410	$4,904,296

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entity (“VIE”) included in total assets and liabilities (the assets of the VIE can only be used to settle liabilities of the VIE):

	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Mortgage loans at fair value	$515,944	$527,369
Other assets - interest receivable	1,608	1,651

	$517,552	$529,020

LIABILITIES
Asset-backed secured financing at fair value	$162,222	$165,920
Accounts payable and accrued expenses - interest payable	463	477

	$162,685	$166,397

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2015	2014
	(in thousands, except per share data)
Net investment income
Net interest income:
Interest income
From nonaffiliates	$36,933	$36,484
From PennyMac Financial Services, Inc.	3,752	2,862

	40,685	39,346
Interest expense	25,746	19,775

	14,939	19,571

Net gain on mortgage loans acquired for sale	10,160	9,971
Loan origination fees	5,287	2,356
Net gain on investments:
From nonaffiliates	9,694	45,486
From PennyMac Financial Services, Inc.	(6,247)	(2,901)

	3,447	42,585
Net loan servicing fees	8,001	7,421
Results of real estate acquired in settlement of loans	(5,832)	(6,626)
Other	1,655	1,317

Net investment income	37,657	76,595

Expenses
Expenses earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	12,866	8,902
Loan servicing fees	10,670	14,591
Management fees	7,003	8,074
Compensation	2,808	2,942
Professional services	1,828	1,731
Other	6,302	4,066

Total expenses	41,477	40,306

(Loss) income before benefit from income taxes	(3,820)	36,289
Benefit from income taxes	(11,328)	(1,584)

Net income	$7,508	$37,873

Earnings per share
Basic	$0.09	$0.52
Diluted	$0.09	$0.50
Weighted-average shares outstanding
Basic	74,528	71,527
Diluted	74,956	80,289
Dividends declared per share	$0.61	$0.59

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common shares		Additional paid-in capital	Retained earnings	Total
	Number	Par value
	(in thousands)
Balance at December, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	37,873	37,873
Share-based compensation	85	—	1,814	—	1,814
Dividends, $0.59 per share	—	—	—	(43,618)	(43,618)
Proceeds from issuance of common shares	3,387	34	80,983	—	81,017
Underwriting and offering costs	—	—	(918)	—	(918)

Balance at March 31, 2014	73,930	$739	$1,466,347	$76,196	$1,543,282

Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	7,508	7,508
Share-based compensation	75	1	2,543	—	2,544
Dividends, $0.61 per share	—	—	—	(46,073)	(46,073)
Proceeds from issuance of common shares	—	—	8	—	8

Balance at March 31, 2015	74,585	$746	$1,482,250	$59,163	$1,542,159

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$7,508	$37,873
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing	(402)	(240)
Capitalization of interest on mortgage loans at fair value	(10,209)	(12,470)
Accrual of interest on excess servicing spread	(3,752)	(2,862)
Amortization of credit facility commitment fees and debt issuance costs	2,581	2,360
Net gain on mortgage loans acquired for sale	(10,160)	(9,971)
Accrual of costs related to forward purchase agreements	—	2,200
Net gain on investments	(3,447)	(46,727)
Change in fair value, amortization and impairment of mortgage servicing rights	14,628	10,020
Results of real estate acquired in settlement of loans	5,832	6,626
Share-based compensation expense	2,544	1,814
Purchases of mortgage loans acquired for sale at fair value from nonaffiliates	(8,366,569)	(5,043,212)
Purchases of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(8,405)	—
Repurchase of mortgage loans subject to representation and warranties	(7,708)	(3,391)
Sales and repurchase of mortgage loans acquired for sale at fair value to nonaffiliates	2,644,244	2,026,306
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	4,990,358	3,130,531
Increase in servicing advances	(5,804)	(5,647)
Decrease in due from PennyMac Financial Services, Inc.	886	3,196
Decrease in other assets	7,164	17,434
Increase (decrease) in accounts payable and accrued liabilities	4,163	(1,124)
(Decrease) increase in payable to PennyMac Financial Services, Inc.	(5,067)	2,212
Decrease in income taxes payable	(11,514)	(1,626)

Net cash (used in) provided by operating activities	(753,129)	113,302

Cash flows from investing activities
Net decrease in short-term investments	94,951	1,060
Purchases of mortgage-backed securities at fair value	(25,129)	—
Repayments of mortgage-backed securities at fair value	17,802	1,978
Purchases of mortgage loans at fair value	(241,981)	(256,280)
Sales and repayments of mortgage loans at fair value	59,596	252,292
Repayments of mortgage loans under forward purchase agreements at fair value	—	5,329
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(46,412)	(20,526)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	12,731	7,413
Settlements of derivative financial instruments	(13,466)	(259)
Purchase of real estate acquired in settlement of loans	—	(3,049)
Sales of real estate acquired in settlement of loans	65,976	31,772
Sales of real estate acquired in settlement of loans under forward purchase agreements	—	1,620
Sale of mortgage servicing rights	376	—
Increase in margin deposits and restricted cash	(15,792)	(21,857)

Net cash used in investing activities	(91,348)	(507)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(CONTINUED)

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash flows from financing activities
Sales of assets under agreement to repurchase	$9,744,632	$6,814,735
Repurchases of assets sold under agreements to repurchase	(8,911,469)	(6,966,561)
Sales of mortgage loan participation certificates	1,014,727	—
Repayments of mortgage loan participation certificates	(963,134)	—
Repayments of borrowings under forward purchase agreements	—	(13,124)
Repayments of asset-backed secured financing at fair value	(4,641)	(1,805)
Issuances of common shares	8	81,017
Payment of common share underwriting and offering costs	—	(918)
Payment of contingent underwriting fees payable	(470)	(109)
Payment of dividends	(45,894)	(41,570)

Net cash provided (used in) by financing activities	833,759	(128,335)

Net decrease in cash	(10,718)	(15,540)
Cash at beginning of period	76,386	27,411

Cash at end of period	$65,668	$11,871

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

The Company operates in two segments: correspondent production and investment activities:

•	The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS” or the “Servicer”), both indirect subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

Most of the mortgage loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“Codification”) for interim financial information and with the SEC’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full year ending December 31, 2015. Intercompany accounts and transactions have been eliminated.

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

Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy and unemployment rates and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify and the Servicer’s ability to execute optimal resolutions of problem mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

•	the level of government support for problem mortgage loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed mortgage loans; and

•	regulatory, judicial and legislative support of the foreclosure process, and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

	Quarter ended March 31,
	2015	2014
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$241,981	$257,200
REO	—	3,087

	$241,981	$260,287

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$—	$—
REO	—	38

	$—	$38

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	March 31, 2015	December 31, 2014
	(in thousands)

Mortgage loans at fair value	$912,951	$943,163
REO	98,174	108,302

	$1,011,125	$1,051,465

Total holdings of mortgage loans and REO	$3,176,862	$3,030,180

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

The Company recognized these assets and related obligations as of the dates of the forward purchase agreements and recognized all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows for the period presented include the following amounts related to the forward purchase agreements:

Quarter ended March 31, 2014
(in thousands)
Statements of income:
Interest income	$2,154
Interest expense	$1,580
Net gain on investments	$(940)
Net loan servicing fees	$316
Results of REO	$(400)
Statements of cash flows:
Repayments of mortgage loans	$5,329
Sales of REO	$1,622
Repayments of borrowings under forward purchase agreements	$(13,124)

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2015	2014
	(in thousands)

Fulfillment fee expense earned by PLS	$12,866	$8,902
Unpaid principal balance of loans fulfilled by PLS	$2,890,132	$1,919,578

Sourcing fees received from PLS	$1,421	$892
Unpaid principal balance of loans sold to PLS	$4,735,374	$2,974,077
Purchases of mortgage loans acquired for sale at fair value from PLS	$8,405	—

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS	$599,390	$48,909

Following is a summary of mortgage loan servicing fees earned by PLS:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$26	$17
Activity-based	31	26

	57	43

Distressed mortgage loans:
Base	4,032	4,966
Activity-based	2,894	6,386

	6,926	11,352
MSRs:
Base	3,656	3,148
Activity-based	31	48

	3,687	3,196

	$10,670	$14,591

Average investment in:
Mortgage loans acquired for sale at fair value	$751,172	$334,442

Distressed mortgage loans	$2,080,704	$1,976,166

Average mortgage loans servicing portfolio	$34,599,043	$26,492,742

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Base	$5,730	$5,521
Performance incentive	1,273	2,553

Total management fee incurred during the period	$7,003	$8,074

In the event of termination of the management agreement between the Company and PCM, PCM may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PFSI, in each case during the 24-month period before termination.

Following is a summary of investment activity between the Company and PFSI:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Purchases of ESS	$46,412	$20,526
Interest income from ESS	$3,752	$2,862
Net loss on ESS	$(7,536)	$(2,901)
ESS recapture recognized	$1,289	$1,890
Repayment of ESS	$12,731	$7,413
MSR recapture recognized	$—	$8

Other Transactions

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the quarters ended March 31, 2015 and 2014, the Company paid $157,000 and $36,000 to PCM, respectively.

The Company has also agreed to pay the IPO underwriters an amount to which it agreed at the time of the offering if the Company satisfies certain performance measures over a specified period. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarters ended March 31, 2015 and 2014, the Company paid $313,000 and $72,000 to the underwriters, respectively.

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

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$2,729	$2,578
Expenses incurred on the Company’s behalf	379	445

	$3,108	$3,023

Payments and settlements during the period (1)	$22,752	$18,386

(1)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PFSI.

Amounts due to PCM and its affiliates are summarized below:

	March 31,	December 31,
	2015	2014
	(in thousands)
Allocated expenses	$6,434	$6,582
Management fees	7,003	8,426
Servicing fees	3,432	3,457
Contingent underwriting fees	980	1,136
Fulfillment fees	870	506
Unsettled ESS investment	—	3,836

	$18,719	$23,943

Amounts due from PCM and its affiliates totaled $5.8 million and $6.6 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, the balance represents payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled MSR and ESS recaptures.

PFSI held 75,000 of the Company’s common shares at both March 31, 2015 and December 31, 2014.

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2015	2014
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$7,508	$37,873
Effect of participating securities—share-based compensation awards	(576)	(408)

Net income attributable to common shareholders	$6,932	$37,465

Weighted-average shares outstanding	74,528	71,527

Basic earnings per share	$0.09	$0.52

Diluted earnings per share:
Net income	$7,508	$37,873
Effect of participating securities—share-based compensation awards	(576)	—
Interest on Notes, net of income taxes	—	2,079

Net income attributable to diluted shareholders	$6,932	$39,952

Weighted-average shares outstanding	74,528	71,527
Potentially dilutive securities:
Shares issuable pursuant to exchange of the Notes	—	8,379
Shares issuable under share-based compensation plan	—	383

Diluted weighted-average number of shares outstanding	74,528	80,289

Diluted earnings per share	$0.09	$0.50

Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included or excluded that may differ in certain circumstances.

For the quarter ended March 31, 2015, approximately 8,433,000 shares issuable pursuant to the exchange feature embedded in Notes were excluded from the diluted earnings per share calculation as inclusion of the exchange of such shares would have been antidilutive.

Note 5—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its loan transfer and financing activities. These entities are classified as VIEs for accounting purposes. The Company has segregated its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers that are accounted for as sales where PMT maintains continuing involvement with the mortgage loans, as well as unpaid principal balance information at period end:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash flows:
Proceeds from sales	$2,644,244	$2,026,306
Servicing fees received (1)	$15,732	$16,838
Period end information:
Unpaid principal balance of mortgage loans outstanding	$35,036,725	$27,192,550
Unpaid principal balance of delinquent mortgage loans:
30-89 days delinquent	$112,083	$70,365
90 or more days delinquent
Not in foreclosure	26,090	7,700
In foreclosure or bankruptcy	16,345	10,569

	42,435	18,269

	$154,518	$88,634

(1)	Net of guarantee fees.

Consolidated VIE

On September 30, 2013, the Company completed a securitization transaction in which a wholly-owned VIE issued $537.0 million in certificates backed by fixed-rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. The Manager concluded that the Company is the primary beneficiary of the VIE and, as a result, the Company consolidates the VIE. Consolidation of the VIE results in the securitized mortgage loans remaining on the consolidated balance sheets of the Company and the certificates issued by the VIE to nonaffiliates being accounted for as a secured financing. The certificates are secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of repayment of the certificates.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs. As of March 31, 2015 and December 31, 2014, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements.

	March 31, 2015			December 31, 2014
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$557	$—	$557	$374	$—	$374
Forward purchase contracts	12,171	—	12,171	3,775	—	3,775
Forward sale contracts	461	—	461	52	—	52
Put options on interest rate futures	403	—	403	193	—	193
Call options on interest rate futures	3,642	—	3,642	3,319	—	3,319
Netting	—	(12,809)	(12,809)	—	(2,284)	(2,284)

	17,234	(12,809)	4,425	7,713	(2,284)	5,429
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	8,243	—	8,243	5,678	—	5,678

	$25,477	$(12,809)	$12,668	$13,391	$(2,284)	$11,107

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2015				December 31, 2014
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$8,243	$—	$—	$8,243	$5,678	$—	$—	$5,678
RJ O’Brien	2,839	—	—	2,839	3,034	—	—	3,034
Bank of America, N.A.	348	—	—	348	738	—	—	738
Daiwa Capital Markets	—	—	—	—	29	—	—	29
Fannie Mae Capital Markets	427	—	—	427	—	—	—	—
Morgan Stanley Bank, N.A.	22	—	—	22	104	—	—	104
Credit Suisse First Boston Mortgage Capital LLC	68	—	—	68	253	—	—	253
Other	721	—	—	721	1,271	—	—	1,271

Total	$12,668	$—	$—	$12,668	$11,107	$—	$—	$11,107

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify.

	March 31, 2015			December 31, 2014
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)

Derivatives subject to master netting arrangements:
Forward purchase contracts	$431	$—	$431	$34	$—	$34
Forward sales contracts	17,321	—	17,321	6,649	—	6,649
Treasury futures sales contracts	1,172	—	1,172	478	—	478
Netting	—	(16,882)	(16,882)	—	(4,748)	(4,748)

	18,924	(16,882)	2,042	7,161	(4,748)	2,413

Derivatives not subject to master netting arrangements:
Interest rate lock commitments	29	—	29	17	—	17

	18,953	(16,882)	2,071	7,178	(4,748)	2,430

Assets sold under agreements to repurchase	3,563,293	—	3,563,293	2,750,366	—	2,750,366

	$3,582,246	$(16,882)	$3,565,364	$2,757,544	$(4,748)	$2,752,796

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

	March 31, 2015				December 31, 2014
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$29	$—	$—	$29	$17	$—	$—	$17
Morgan Stanley Bank, N.A.	201,177	(201,177)	—	—	121,975	(121,975)	—	—
Daiwa Capital Markets	127,537	(127,298)	—	239	126,909	(126,909)	—	—
Citibank	999,765	(999,329)	—	436	797,851	(797,663)	—	188
Credit Suisse First Boston Mortgage Capital LLC	1,047,735	(1,047,735)	—	—	966,155	(966,155)	—	—
JPMorgan Chase & Co.	459,182	(458,802)	—	380	—	—	—	—
Bank of America, N.A.	728,952	(728,952)	—	—	529,144	(529,144)	—	—
RBS Securities	—	—	—	—	208,520	(208,520)	—	—
Other	987	—	—	987	2,225	—	—	2,225

Total	$3,565,364	$(3,563,293)	$—	$2,071	$2,752,796	$(2,750,366)	$—	$2,430

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

Fair Value Accounting Elections

The Manager identified all of the Company’s non-cash financial assets and MSRs relating to loans with initial interest rates of more than 4.5%, to be accounted for at fair value. The Manager has elected to account for these financial statement items at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. The Manager has also identified the Company’s asset-backed secured financing of the VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing this financing.

The Company’s subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

For assets sold under agreements to repurchase, borrowings under forward purchase agreements and the Notes, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$44,949	$—	$—	$44,949
Mortgage-backed securities at fair value	—	316,292	—	316,292
Mortgage loans acquired for sale at fair value	—	1,366,964	—	1,366,964
Mortgage loans at fair value	—	515,944	2,343,382	2,859,326
Excess servicing spread purchased from PFSI	—	—	222,309	222,309
Derivative assets:
Interest rate lock commitments	—	—	8,243	8,243
MBS put options	—	557	—	557
Forward purchase contracts	—	12,171	—	12,171
Forward sales contracts	—	461	—	461
Put options on interest rate futures	403	—	—	403
Call options on interest rate futures	3,642	—	—	3,642

Total derivative assets before netting	4,045	13,189	8,243	25,477
Netting (1)	—	—	—	(12,809)

Total derivative assets after netting	4,045	13,189	8,243	12,668
Mortgage servicing rights at fair value	—	—	49,448	49,448

	$48,994	$2,212,389	$2,623,382	$4,871,956

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$162,222	$—	$162,222
Derivative liabilities:
Interest rate lock commitments	—	—	29	29
Treasury futures sale contracts	1,172	—	—	1,172
Forward purchase contracts	—	431	—	431
Forward sales contracts	—	17,321	—	17,321

Total derivative liabilities before netting	1,172	17,752	29	18,953
Netting (1)	—	—	—	(16,882)

Total derivative liabilities after netting	1,172	17,752	29	2,071

Total liabilities	$1,172	$179,974	$29	$164,293

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$139,900	$—	$—	$139,900
Mortgage-backed securities at fair value	—	307,363	—	307,363
Mortgage loans acquired for sale at fair value	—	637,722	—	637,722
Mortgage loans at fair value	—	527,369	2,199,583	2,726,952
Excess servicing spread purchased from PFSI	—	—	191,166	191,166
Derivative assets:
Interest rate lock commitments	—	—	5,678	5,678
MBS put options	—	374	—	374
Forward purchase contracts	—	3,775	—	3,775
Forward sales contracts	—	52	—	52
Put options on interest rate futures	193	—	—	193
Call options on interest rate futures	3,319	—	—	3,319

Total derivative assets	3,512	4,201	5,678	13,391
Netting (1)	—	—	—	(2,284)

Total derivative assets after netting	3,512	4,201	5,678	11,107

Mortgage servicing rights at fair value	—	—	57,358	57,358

	$143,412	$1,476,655	$2,453,785	$4,071,568

Liabilities:
Asset-backed secured financing of the variable interestentity at fair value	$—	$165,920	$—	$165,920
Derivative liabilities:
Interest rate lock commitments	—	—	17	17
Treasury futures sales contracts	478	—	—	478
Forward purchase contracts	—	34	—	34
Forward sales contracts	—	6,649	—	6,649

Total derivative liabilities	478	6,683	17	7,178
Netting (1)	—	—	—	(4,748)

Total derivative liabilities	478	6,683	17	2,430

Total liabilities	$478	$172,603	$17	$168,350

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	March 31, 2015
	Mortgage Loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$57,358	$2,453,768
Purchases	241,981	46,412	—	—	288,393
Repayments and sales	(45,882)	(12,731)	—	—	(58,613)
Capitalization of interest	10,209	—	—	—	10,209
Accrual of interest	—	3,752	—	—	3,752
ESS received pursuant to a recapture agreement with PFSI	—	1,246	—	—	1,246
Interest rate lock commitments issued, net	—	—	19,400	—	19,400
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,906	1,906
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	7,206	—	—	—	7,206
Other factors	9,980	(7,536)	12	(9,816)	(7,360)

	17,186	(7,536)	12	(9,816)	(154)

Transfers of mortgage loans to REO	(79,695)	—	—	—	(79,695)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(16,859)	—	(16,859)

Balance, March 31, 2015	$2,343,382	$222,309	$8,214	$49,448	$2,623,353

Changes in fair value recognized during the period relating to assets still held at March 31, 2015	$24,665	$(7,536)	$8,214	$(9,816)	$15,527

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	March 31, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	256,280	920	20,526	—	—	277,726
Repayments and sales	(246,839)	(5,329)	(7,413)	—	—	(259,581)
Capitalization of interest	11,726	744	—	—	—	12,470
Accrual of interest	—	—	2,862	—	—	2,862
ESS received pursuant to a recapture agreement with PFSI	—	—	1,113	—	—	1,113
Interest rate lock commitments issued, net	—	—	—	12,596	—	12,596
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	11,757	11,757
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	15,742	2,397	—	—	—	18,139
Other factors	25,116	(3,337)	(4,792)	2,430	(2,028)	17,389

	40,858	(940)	(4,792)	2,430	(2,028)	35,528

Transfers of mortgage loans under forward purchase agreements to mortgage loans	4,460	(4,460)	—	—	—	—
Transfers of mortgage loans to REO	(64,130)	—	—	—	—	(64,130)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(6,402)	—	—	—	(6,402)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(13,004)	—	(13,004)

Balance, March 31, 2014	$2,079,020	$202,661	$151,019	$3,271	$36,181	$2,472,152

Changes in fair value recognized during the period relating to assets still held at March 31, 2014	$34,209	$(1,623)	$(4,792)	$3,271	$(2,028)	$29,037

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans held in a consolidated VIE):

	March 31, 2015
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,366,697	$1,307,804	$58,893
90 or more days delinquent (1)
Not in foreclosure	267	340	(73)
In foreclosure	—	—	—

	267	340	(73)

	1,366,964	1,308,144	58,820

Other mortgage loans at fair value:
Current through 89 days delinquent	1,239,392	1,486,030	(246,638)
90 or more days delinquent (1)
Not in foreclosure	573,208	819,048	(245,840)
In foreclosure	1,046,726	1,501,506	(454,780)

	1,619,934	2,320,554	(700,620)

	2,859,326	3,806,584	(947,258)

	$4,226,290	$5,114,728	$(888,438)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

	December 31, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$637,518	$610,372	$27,146
90 or more days delinquent (1)
Not in foreclosure	204	255	(51)
In foreclosure	—	—	—

	204	255	(51)

	637,722	610,627	27,095

Other mortgage loans at fair value:
Current through 89 days delinquent	1,191,635	1,452,885	(261,250)
90 or more days delinquent (1)
Not in foreclosure	608,144	875,214	(267,070)
In foreclosure	927,173	1,371,371	(444,198)

	1,535,317	2,246,585	(711,268)

	2,726,952	3,699,470	(972,518)

	$3,364,674	$4,310,097	$(945,423)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2015
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
		(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	86	1,516	—	1,602
Mortgage loans acquired for sale at fair value	23,081	—	—	—	23,081
Mortgage loans at fair value	—	489	18,986	—	19,475
Excess servicing spread at fair value	—	—	(6,247)	—	(6,247)
Mortgage servicing rights at fair value	—	—	—	(9,816)	(9,816)

	$23,081	$575	$14,255	$(9,816)	$28,095

Liabilities:
Asset-backed secured financing at fair value	$—	$(173)	$(770)	$—	$(943)

	$—	$(173)	$(770)	$—	$(943)

	Quarter ended March 31, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	33	2,652	—	2,685
Mortgage loans acquired for sale at fair value	18,632	—	—	—	18,632
Mortgage loans at fair value	—	330	52,165	—	52,495
Mortgage loans under forward purchase agreements at fair value	—	—	(940)	—	(940)
Excess servicing spread at fair value	—	—	(2,901)	—	(2,901)
Mortgage servicing rights at fair value	—	—	—	(2,027)	(2,027)

	$18,632	$363	$50,976	$(2,027)	$67,944

Liabilities:
Asset-backed secured financing at fair value	$—	$(124)	$(2,780)	$—	$(2,904)

	$—	$(124)	$(2,780)	$—	$(2,904)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that are measured at fair value on a nonrecurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$146,365	$146,365
Mortgage servicing rights at lower of amortized cost or fair value	—	—	94,374	94,374

	$—	$—	$240,739	$240,739

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$157,203	$157,203
Mortgage servicing rights at lower of amortized cost or fair value	—	—	91,990	91,990

	$—	$—	$249,193	$249,193

The following table summarizes the net losses recognized during the period on assets measured at estimated fair values on a nonrecurring basis:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Real estate asset acquired in settlement of loans	$(10,615)	$(7,314)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	(528)
Mortgage servicing rights at lower of amortized cost or fair value	(6,379)	(627)

	$(16,994)	$(8,469)

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost. The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, and Mortgage loan participation and sale agreement approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

Cash is measured using “Level 1” inputs. The Company’s assets sold under agreements to repurchase and mortgage loans participation and sale agreement are classified as “Level 3” financial statement instruments as of March 31, 2015 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Notes are carried at amortized cost. The fair value of the Notes at March 31, 2015 and December 31, 2014 was $239.6 million and $239.0 million, respectively. The fair value of the Notes is estimated using a broker indication of value. The Company has classified the Notes as “Level 3” financial statement items as of March 31, 2015 due to the lack of current market activity and use of a broker’s indication of value to estimate the instrument’s fair value.

Valuation Techniques and Assumptions

Most of the Company’s assets and its ESS liability are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Because the fair value of “Level 3” financial statement items is difficult to estimate, the Manager’s valuation process includes performance of these items’ valuation by a specialized staff and significant executive management oversight. The Manager has assigned the responsibility for estimating the fair values of “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing and monitoring the Company’s investment portfolios and maintenance of its valuation policies and procedures. The Manager’s FAV group submits the results of its valuations to the Manager’s valuation committee, which oversees and approves the fair values before such fair values are included in the Company’s periodic financial statements. The Manager’s valuation committee includes the chief executive, financial, operating, credit, and asset/liability management officers of PFSI.

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” financial statement items:

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

The valuation process includes the computation by stratum of the loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation. The results of the estimates of fair value of “Level 3” mortgage loans are reported to the Manager’s valuation committee as part of its review and approval of monthly valuation results.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value:

Key inputs	March 31, 2015	December 31, 2014
Mortgage loans at fair value
Discount rate
Range	2.4% – 15.0%	2.3% – 15.0%
Weighted average	7.4%	7.7%

Twelve-month projected housing price index change
Range	1.9% – 5.3%	4.0% – 5.3%
Weighted average	4.0%	4.8%

Prepayment speed (1)
Range	0.0% – 5.6%	0.0% – 6.5%
Weighted average	3.5%	3.1%

Total prepayment speed (2)
Range	0.0% – 29.8%	0.0% – 27.9%
Weighted average	21.6%	21.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Interest income for ESS is accrued using the interest method, based upon the expected interest yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in Interest income which is recorded on the consolidated statement of income as Interest income. Changes to expected cash flows result in a change to fair value that is recognized in Net gain (loss) on investments.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	March 31, 2015	December 31, 2014
Unpaid principal balance of underlying mortgage loans (in thousands)	$33,142,366	$28,227,340
Average servicing fee rate (in basis points)	30	31
Average ESS rate (in basis points)	16	16
Pricing spread (1)
Range	1.7% - 12.4%	1.7% - 12.0%
Weighted average	5.5%	5.3%

Life (in years)
Range	0.3 - 7.3	0.4 - 7.3
Weighted average	5.7	5.8

Annual total prepayment speed (2)
Range	7.6% - 77.3%	7.6% - 74.6%
Weighted average	11.6%	11.2%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	March 31, 2015	December 31, 2014
Pull-through rate
Range	55.9% - 99.9%	65.0% - 98.0%
Weighted average	91.0%	94.9%
MSR value expressed as:
Servicing fee multiple
Range	1.6 - 5.1	0.7 - 5.2
Weighted average	4.3	4.3

Percentage of unpaid principal balance
Range	0.4% - 3.1%	0.2% - 1.3%
Weighted average	1.2%	1.1%

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2015		2014
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$25,554	$1,906	$9,118	$11,757
Unpaid principal balance of underlying mortgage loans	$2,282,756	$223,653	$850,548	$1,091,714
Weighted-average annual servicing fee rate (in basis points)	26	26	25	25

Pricing spread (1)
Range	6.8% - 17.5%	10.3% - 14.3%	6.3% – 14.3%	8.5% - 12.3%
Weighted average	8.6%	11.0%	8.5%	8.9%

Life (in years)
Range	1.3 - 7.7	2.6 - 7.2	1.1 - 7.3	2.8 - 7.3
Weighted average	6.5	5.9	5.9	7.1

Annual total prepayment speed (2)
Range	7.6% - 51.0%	8.6% - 33.3%	7.6% – 56.4%	8.0% - 23.8%
Weighted average	9.3%	13.8%	10.3%	9.3%

Annual per-loan cost of servicing
Range	$62 - $134	$62 - $62	$68 – $68	$68 - $68
Weighted average	$63	$62	$68	$68

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those assumptions:

	March 31, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on fair value amounts in thousands)

Carrying value	$309,712	$49,448	$300,422	$57,358

Key inputs:
Unpaid principal balance of underlying mortgage loans	$29,155,694	$6,000,743	$28,006,797	$6,278,676
Weighted-average annual servicing fee rate (in basis points)	26	25	26	25
Weighted-average note interest rate	3.81%	4.78%	3.80%	4.78%

Pricing spread (1) (2)
Range	6.3% - 17.5%	8.1% - 16.3%	6.3% – 17.5%	8.1% – 16.3%
Weighted average	8.1%	11.0%	7.9%	10.3%
Effect on fair value of a:
5% adverse change	$(5,846)	$(742)	$(5,801)	$(937)
10% adverse change	$(11,499)	$(1,463)	$(11,410)	$(1,845)
20% adverse change	$(22,263)	$(2,842)	$(22,086)	$(3,577)

Weighted average life (in years)
Range	1.7 - 7.2	2.1 - 7.2	1.8 - 7.2	1.8 - 7.2
Weighted average	6.3	6.1	6.4	6.7
Prepayment speed (1) (3)
Range	7.8% - 40.7%	8.0% - 35.0%	7.8% - 47.9%	8.0% - 39.6%
Weighted average	8.9%	13.5%	8.8%	11.4%
Effect on fair value of a:
5% adverse change	$(6,490)	$(1,335)	$(6,166)	$(1,430)
10% adverse change	$(12,769)	$(2,612)	$(12,138)	$(2,803)
20% adverse change	$(24,731)	$(5,002)	$(23,532)	$(5,394)

Annual per-loan cost of servicing
Range	$62 - $134	$62 - $134	$62 – $134	$62 – $134
Weighted average	$62	$62	$62	$62
Effect on fair value of a:
5% adverse change	$(1,882)	$(300)	$(1,807)	$(334)
10% adverse change	$(3,764)	$(600)	$(3,614)	$(668)
20% adverse change	$(7,527)	$(1,200)	$(7,228)	$(1,337)

(1)	The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

Securities Sold Under Agreements to Repurchase

Fair value of securities sold under agreements to repurchase is based on the accrued cost of the agreements, which approximates the fair values of the agreements, due to the short maturities of such agreements.

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	March 31, 2015		December 31, 2014
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Conventional:
Agency-eligible	$684,063	$657,887	$290,007	$277,355
Jumbo	83,511	81,613	138,390	135,008
Government insured or guaranteed loans held for sale to PennyMac Loan Services, LLC	599,390	568,644	209,325	198,265

	$1,366,964	$1,308,144	$637,722	$610,628

Loans pledged to secure assets sold under agreements to repurchase	$1,272,132		$609,608

Loans pledged to secure mortgage loan participation and sale agreements	$74,051		$20,862

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

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in value of its MSRs when interest rates decrease. The Company includes MSRs in its hedging activities.

The Company enters into Eurodollar futures, which settle daily, to economically hedge net fair value changes of a portion of fixed-rate mortgage loans at fair value held by VIE and MBS securities at fair value and the related variable rate repurchase agreement liabilities indexed to LIBOR. The Company uses the Eurodollar futures with the intention of moderating the risk of rising market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its indexed variable interest LIBOR rate repurchase agreement liabilities.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	March 31, 2015			December 31, 2014
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	996,074	$8,243	$29	695,488	$5,678	$17
Forward sales contracts	2,958,492	461	17,321	1,601,282	52	6,649
Forward purchase contracts	2,132,616	12,171	431	1,100,700	3,775	34
MBS put options	190,000	557	—	340,000	374	—
Eurodollar future sales contracts	6,355,000	—	—	7,426,000	—	—
Eurodollar future purchase contracts	—	—	—	800,000	—	—
Treasury futures sales contracts	85,000	—	1,172	85,000	—	478
Call options on interest rate futures	1,165,000	3,642	—	1,030,000	3,319	—
Put options on interest rate futures	1,020,000	403	—	275,000	193	—

Total derivative instruments before netting		25,477	18,953		13,391	7,178
Netting		(12,809)	(16,882)		(2,284)	(4,748)

		$12,668	$2,071		$11,107	$2,430

Margin deposits with (collateral received from)derivatives counterparties		$4,073			$2,465

The following table summarizes the notional amount activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale, MSRs, mortgage loans at fair value held in a VIE and MBS.

	Quarter ended March 31, 2015
Period/Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Quarter ended March 31, 2015
Forward sales contracts	1,601,283	9,829,527	(8,472,318)	2,958,492
Forward purchase contracts	1,100,700	7,047,676	(6,015,760)	2,132,616
MBS put options	340,000	405,000	(555,000)	190,000
Eurodollar future sale contracts	7,426,000	100,000	(1,171,000)	6,355,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future sale contracts	85,000	96,500	(96,500)	85,000
Call option on interest rate futures	1,030,000	640,000	(505,000)	1,165,000
Put options on interest rate futures	275,000	1,120,000	(375,000)	1,020,000

	Quarter ended March 31, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Period/Instrument	of period	Additions	expirations	of period
	(in thousands)
Quarter ended March 31, 2014
Forward purchase contracts	2,781,066	6,397,817	(7,401,530)	1,777,353
Forward sales contracts	3,588,027	8,668,939	(9,759,006)	2,497,960
MBS put option	55,000	430,000	(225,000)	260,000
MBS call option	110,000	60,000	(135,000)	35,000
Eurodollar Future sale contracts	8,779,000	126,000	(2,821,000)	6,084,000
Eurodollar future purchase contracts	—	2,597,000	(2,597,000)	—
Treasury Future sale contracts	105,000	103,800	(133,800)	75,000
Treasury Future purchase contracts	—	96,600	(96,600)	—
Put options on interest rate futures	52,500	437,000	(109,500)	380,000
Call options on interest rate futures	—	150,000	(60,000)	90,000

The Company recorded net losses on derivative financial instruments used to hedge the Company’s IRLCs and inventory of mortgage loans totaling $15.1 million and $10.7 million for the quarters ended March 31, 2015 and 2014, respectively. Derivative gains and losses are included in Net gain on mortgage loans acquired for sale in the Company’s consolidated statements of income.

The Company recorded net gains (losses) on derivative financial instruments used as economic hedges of MSRs totaling $11.1 million and $(99,000) for the quarters ended March 31, 2015 and 2014, respectively. The derivative net losses are included in Net loan servicing fees in the Company’s consolidated statements of income.

The Company recorded net losses on derivative financial instruments used to hedge the net change in fair value of fixed-rate assets and its variable LIBOR rate repurchase agreement liabilities of $10.0 million and $5.6 million for the quarters ended March 31, 2015 and 2014, respectively. The derivative losses are included in Net gain on investments in the Company’s consolidated statements of income.

Note 10—Mortgage Loans at Fair Value

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2015		December 31, 2014
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)		(in thousands)
Nonperforming loans	$1,619,934	$2,320,554	$1,535,317	$2,246,585
Performing loans:
Fixed interest rate	350,758	471,794	322,704	449,496
Adjustable-rate mortgage (“ARM”)/hybrid	143,105	177,611	127,405	162,329
Interest rate step-up	229,424	332,631	213,999	323,350
Balloon	161	208	158	210

	723,448	982,244	664,266	935,385

Fixed interest rate jumbo loans held in a VIE	515,944	503,786	527,369	517,500

	$2,859,326	$3,806,584	$2,726,952	$3,699,470

Mortgage loans at fair value pledged to secure borrowings :
Assets sold under agreements to repurchase	$2,684,584		$2,543,242

Mortgage loans held in a consolidated VIE	$515,944		$527,369

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value, excluding mortgage loans held in a VIE securing asset-backed financing:

Concentration	March 31, 2015	December 31, 2014
Portion of mortgage loans originated between 2005 and 2007	73%	75%
Percentage of fair value of mortgage loans with unpaid-principal- balance-to-current-property-value in excess of 100%	52%	55%
Percentage of mortgage loans secured by California real estate	23%	22%
Additional states contributing 5% or more of mortgage loans	New York New Jersey Florida	New York New Jersey Florida

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$303,228	$138,942
Purchases	—	3,049
Transfers from mortgage loans at fair value and servicing advances	86,117	68,902
Transfers from REO under forward purchase agreements	—	92
Results of REO:
Valuation adjustments, net	(11,400)	(8,408)
Gain on sale, net	5,568	2,182

	(5,832)	(6,226)
Proceeds from sales	(65,977)	(31,772)

Balance at end of period	$317,536	$172,987

At period end:

REO pledged to secure assets sold under agreements to repurchase	$71,716	$29,966

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$128,788	$51,649

Note 12—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

The Company held no real estate acquired in settlement of loans under forward purchase agreements during the quarter ended March 31,2015. Following is a summary of the activity in REO under forward purchase agreements:

Quarter ended March 31, 2014
(in thousands)
Balance at beginning of period	$9,138
Purchases	38
Transfers from mortgage loans under forward purchase agreements at fair value and advances	6,828
Transfers to REO	(92)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(484)
Gain on sale, net	84

(400)
Proceeds from sales	(1,622)

Balance at end of period	$13,890

Note 13—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance at beginning of period	$57,358	$26,452
Addition resulting from mortgage loan sales	1,906	11,757
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	(8,194)	(1,232)
Other changes in fair value (2)	(1,622)	(796)

	(9,816)	(2,028)

Balance at end of period	$49,448	$36,181

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Amortized Cost:
Balance at beginning of period	$308,137	$266,697
MSRs resulting from loan sales	25,554	9,118
Purchases	—	—
Amortization	(9,592)	(7,365)
Application of valuation allowance to write down
MSRs with other-than temporary impairment	—	—
Sales	(293)	—

Balance at end of period	323,806	268,450

Valuation Allowance:
Balance at beginning of period	(7,715)	(2,577)
Additions	(6,379)	(627)

Balance at end of period	(14,094)	(3,204)

MSRs, net	$309,712	$265,246

Estimated fair value at beginning of period	$322,230	$289,737

Fair value at end of period	$327,703	$289,934

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This projection was developed using the inputs used by the Manager in its March 31, 2015 valuation of MSRs. The assumptions underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time. Therefore, the following estimates will change in a manner and amount not presently determinable by the Manager.

Quarter ended March 31	Estimated MSR amortization
(in thousands)
2015	$35,045
2016	34,132
2017	31,455
2018	28,624
2019	25,779
Thereafter	168,771

Total	$323,806

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Contractually-specified servicing fees	$21,588	$16,816

Note 14— Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2015	2014
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.33%	2.21%
Average balance	$2,847,915	$1,795,702
Total interest expense	$18,912	$12,539
Maximum daily amount outstanding	$3,860,671	$2,079,090
At period end:
Balance	$3,563,293	$1,887,778
Weighted-average interest rate	2.22%	2.31%
Available borrowing capacity:
Committed	$287,414	$1,195,414
Uncommitted	257,238	865,223

	$544,652	$2,060,637

Margin deposits placed with counterparties	$13,450	$3,780
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$316,292	$198,110
Mortgage loans acquired for sale at fair value	1,272,132	339,153
Mortgage loans at fair value	2,684,584	2,270,677
Real estate acquired in settlement of loans	200,504	81,615

	$4,473,512	$2,889,555

(1)	Excludes the effect of amortization of commitment fees and issuance costs of $2.3 million and $2.5 million for the quarters ended March 31, 2015 and 2014, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at March 31, 2015	Balance
(in thousands)
Within 30 days	$290,335
Over 30 to 90 days	245,373
Over 90 days to 180 days	999,329
Over 180 days to 1 year	1,615,509
Over 1 year to 2 year	412,747

$3,563,293

Weighted average maturity (in months)	7.7

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2015:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$163,576	July 5, 2015	October 30, 2015
Bank of America, N.A.	$60,643	June 20, 2015	January 30, 2016
Morgan Stanley	$13,914	May 22, 2015	December 17, 2015
Citibank, N.A.	$346,246	April 27, 2015	September 7, 2015
JPMorgan Chase & Co.	$192,301	—	January 26, 2017

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Daiwa Capital Markets America Inc.	$6,649	May 3, 2015
JPMorgan Chase & Co.	$4,818	April 27, 2015
Bank of America, N.A.	$7,083	May 15, 2015
Citibank, N.A.	$761	June 30, 2015

The following is a summary of the tangible net worth and minimum required amounts for the Company and certain of its subsidiaries at March 31, 2015 to comply with the debt covenants contained in the borrowing agreements:

	Tangible net worth at March 31, 2015
	Balance	Minimum required
Entity	(in thousands)
PennyMac Mortgage Investment Trust	$1,542,159	$860,000
Operating Partnership	1,593,483	700,000
PennyMac Holdings, LLC	822,450	250,000
PennyMac Corp	295,467	150,000

Note 15—Mortgage Loan Participation and Sale Agreement

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

The mortgage loan participation and sale agreement is summarized below:

Quarter ended March 31, 2015
(dollars in thousands)
During the period:
Weighted-average interest rate (1)	1.42%
Average balance	$43,547
Total interest expense	$207
Maximum daily amount outstanding	$92,940
At period end:
Balance	$71,829
Weighted-average interest rate	1.43%
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$74,051

(1)	Excludes the effect of amortization of commitment fees of $52,000 for the three months ended March 31, 2015.

Note 16—Asset-Backed Secured Financing of the Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed secured financing of the VIE:

	Quarter ended March 31,
	2015	2014
	(dollars in thousands)
During the period:
Weighted-average fair value	$165,522	$166,894
Interest expense	$1,583	$1,617
Weighted-average effective interest rate	3.83%	3.88%
At period end:
Balance	$162,222	$166,514
Interest rate	3.50%	3.58%

The Asset-backed secured financing of the variable interest entity is a non-recourse liability and secured solely by the assets of the consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 17—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Notes due May 1, 2020. The Notes bear interest at a rate of 5.375% per year, payable semiannually. The Notes are exchangeable into common shares of the Company at a rate of 33.7327 common shares per $1,000 principal amount of the Notes as of March 31, 2015, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 per share as provided in the related indenture.

Following is financial information relating to the Notes:

	Quarter ended March 31,
	2015	2014
	(dollars in thousands)
During the period:
Weighted-average balance	$250,000	$250,000
Interest expense (1)	$3,597	$3,584
At period end:
Balance	$250,000	$250,000
Unamortized issuance costs (2)	$5,683	$6,616

(1)	Total interest expense includes amortization of debt issuance costs of $239,000 and $225,000 during the quarters ended March 31, 2015 and 2014, respectively.
(2)	Unamortized issuance costs are included in Other assets in the consolidated balance sheets.

Note 18—Borrowings under Forward Purchase Agreements

There were no borrowings under forward purchase agreements during the quarter ended March 31, 2015. Following is a summary of financial information relating to borrowings under forward purchase agreements:

Quarter ended March 31, 2014
(dollars in thousands)
During the period:
Weighted-average effective interest rate	2.85%
Weighted-average balance	$221,769
Interest expense	$1,580
Maximum daily amount outstanding	$226,848
At period end:
Balance	$216,614
Interest rate	3.01%
Fair value of underlying loans and REO	$215,693

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Balance, beginning of period	$14,242	$10,110
Provision for losses	925	744
Losses incurred	(53)	—
Recovery	265	—

Balance, end of period	$15,379	$10,854

Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$35,573,237	$27,188,848

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2015, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

March 31, 2015
(in thousands)
Commitments to purchase mortgage loans:
Mortgage loans acquired for sale at fair value	$996,752

Note 21—Shareholders’ Equity

At March 31, 2015, the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM. During the quarter ended March 31, 2015, the Company did not sell any common shares under the agreement. During the quarter ended March 31, 2014, the Company sold a total of 3,387,022 of its common shares at a weighted average price of $23.92 per share, providing net proceeds to the Company of approximately $80.1 million, net of sales commissions of $874,000.

Note 22—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash (loss) gain :
Sales proceeds, net	$(7,544)	$(2,894)
Hedging activities	(12,527)	(3,547)

	(20,071)	(6,441)

Non cash gain:
Receipt of MSRs in loan sale transactions	27,460	20,875
Provision for losses relating to representations and warranties provided in loan sales	(925)	(744)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	2,554	2,022
Mortgage loans	3,726	1,411
Hedging derivatives	(2,584)	(7,152)

	3,696	(3,719)

	$10,160	$9,971

Note 23—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Interest income:
Short-term investments	$220	$152
Mortgage-backed securities	2,633	1,761
Mortgage loans acquired for sale at fair value	7,101	3,625
Mortgage loans at fair value	21,554	23,286
Mortgage loans at fair value held by VIE	5,413	5,495
Mortgage loans under forward purchase agreements at fair value	—	2,154
Excess servicing spread purchased from PFSI, at fair value	3,752	2,862
Other	12	11

	40,685	39,346

Interest expense:
Assets sold under agreements to repurchase	18,912	12,539
Mortgage loans participation and sale agreement	207	—
Borrowings under forward purchase agreements	—	1,580
Asset-backed secured financing	1,583	1,617
Exchangeable senior notes	3,597	3,584
Other	1,447	455

	25,746	19,775

Net interest income	$14,939	$19,571

Note 24—Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$1,516	$709
Mortgage loans	17,186	39,918
Mortgage loans held in a VIE	1,800	11,307
Excess servicing spread purchased from PFSI at fair value	(6,248)	(2,901)
Asset-backed secured financing	(770)	(2,780)
Hedging derivatives	(10,037)	(3,668)

	$3,447	$42,585

Note 25—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Servicing fees (1)	$22,629	$17,532
MSR recapture fee receivable from PFSI	—	8
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(9,592)	(7,365)
Provision for impairment	(6,379)	(627)
Gain on sale	83	—
Carried at fair value - change in fair value	(9,816)	(2,028)
Gains (losses) on hedging derivatives	11,076	(99)

	(14,628)	(10,119)

Net loan servicing fees	$8,001	$7,421

Average servicing portfolio	$34,599,043	$26,492,742

(1)	Includes contractually specified servicing and ancillary fees.

Note 26—Share-Based Compensation Plans

On March 31, 2015 and 2014, the Company had one share-based compensation plan. The Company recognized compensation expense of $2.5 million and $2.6 million for the quarters ended March 31, 2015 and 2014, respectively. The Company granted 294,684 restricted share units with a grant date fair value of $6.3 million for the quarter ended March 31, 2015 compared to none in the same period in 2014, and 75,063 and 84,437 units vested during the quarters ended March 31, 2015 and 2014, respectively.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Common overhead allocation from PFSI	$2,392	$2,578
Servicing and collection costs	1,445	632
Loan origination	953	37
Insurance	373	239
Technology	292	247
Other expenses	847	333

	$6,302	$4,066

Note 28—Income Taxes

The Company had a tax benefit of $11.3 million and $1.6 million for the quarters ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate is 296.6% and (4.4)% for the quarters ended March 31, 2015 and 2014, respectively. The increase in the Company’s tax benefit is due primarily to an increased loss incurred at the Company’s taxable REIT subsidiary for the quarter ended March 31, 2015 as compared to the same period in 2014. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Quarter ended March 31, 2015	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$10,160	$—	$—	$10,160
Net gain on investments	—	3,447	—	3,447
Interest income	7,112	33,573	—	40,685
Interest expense	(3,820)	(21,926)	—	(25,746)

	3,292	11,647	—	14,939
Net loan servicing fees	—	8,001		8,001
Other income (loss)	5,351	(4,241)	—	1,110

	18,803	18,854	—	37,657

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	13,170	17,369	—	30,539
Other	1,214	9,724	—	10,938

	14,384	27,093	—	41,477

Pre-tax income (loss)	$4,419	$(8,239)	$—	$(3,820)

Total assets at period end	$1,392,680	$4,344,730	$—	$5,737,410

Quarter ended March 31, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$9,971	$—	$—	$9,971
Net gain on investments	—	42,585	—	42,585
Interest income	3,635	36,598	(887)	39,346
Interest expense	(3,655)	(17,007)	887	(19,775)

	(20)	19,591	—	19,571
Net loan servicing fees	—	7,421		7,421
Other income (loss)	2,356	(5,309)	—	(2,953)

	12,307	64,288	—	76,595

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	9,071	22,496	—	31,567
Other	88	8,651	—	8,739

	9,159	31,147	—	40,306

Pre-tax (loss) income	$3,148	$33,141	$—	$36,289

Total assets at period end	$359,348	$3,868,189	$—	$4,227,537

Note 30—Supplemental Cash Flow Information

	Quarter ended March 31
	2015	2014
	(in thousands)
Cash paid for interest	$21,188	$25,490
Income tax paid	$186	$42
Non-cash investing activities:
Transfer of mortgage loans and servicing advances to real estate acquired in settlement of loans	$86,117	$68,902
Purchase of mortgage loans financed through forward purchase agreements	$—	$920
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$—	$4,460
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$—	$6,828
Receipt of MSRs as proceeds from sales of loans	$27,460	$20,875
Purchase of REO financed through forward purchase agreements	$—	$38
Receipt of ESS pursuant to recapture agreement with PFSI	$1,246	$1,113
Transfer of REO under forward purchase agreements to REO	$—	$92
Non-cash financing activities:	$—
Purchase of mortgage loans financed through forward purchase agreements	$—	$920
Purchase of REO financed through forward purchase agreements	$—	$38
Dividends payable	$46,073	$43,618

Note 31—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $92.5 million and $36.2 million, respectively. Management believes that PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of March 31, 2015.

Note 32—Recently Issued Accounting Pronouncements

In April of 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 should be applied on a retrospective basis and is effective for the Company for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On April 28, 2015, PLS entered into a letter of intent with a third party to purchase a $9.3 billion unpaid principal balance portfolio of Agency MSRs. The Company intends to purchase from PLS approximately $74 million of ESS from this MSR portfolio.

The MSR acquisition by PLS and the Company’s purchase of ESS are subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions, including required regulatory approvals. There can be no assurance that the committed amounts will ultimately be acquired or that the transactions will be completed at all.

•	On April 30, 2015, the Company, through PMH, entered into an Amended and Restated Master Spread Acquisition and MSR Servicing Agreement with PLS (the “Spread Acquisition Agreement”). The Spread Acquisition Agreement amends and restates that certain spread acquisition and MSR servicing agreement originally entered into by and between PMH and PLS on December 30, 2013. The primary purpose of the amendment and restatement was to evidence the ownership of the ESS under participation certificates and to otherwise incorporate the terms of previously executed amendments.

•	On April 30, 2015, the Company, through its wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), entered into a loan and security agreement (the “Loan Agreement”) with PLS, pursuant to which PMH may borrow up to $150 million from PLS for the purpose of financing ESS. PLS then re-pledges such ESS to Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) under a Third Amended and Restated Loan and Security Agreement, dated as of March 27, 2015, by and among CSFB, PLS and Private National Mortgage Acceptance Company, LLC, as guarantor (the “CSFB LSA”), and pursuant to which PLS finances certain of its MSRs and related participation interests and servicing advance receivables with CSFB. In connection with the execution of the Loan Agreement, the CSFB LSA was amended to increase the maximum loan amount thereunder from $257 million to $407 million. The $150 million increase was implemented to allow for PLS’s re-pledge to CSFB of ESS pledged by PMH under the Loan Agreement. The aggregate loan amount outstanding under the CSFB LSA and relating to re-pledged ESS by PLS is guaranteed in full by the Company (the “Guaranty”).

•	On April 30, 2015, the Company, through PMH, entered into an Amended and Restated Security and Subordination Agreement (the “Security Agreement”) with CSFB. The Security Agreement amends and restates that certain security agreement originally entered into by and between PMH and PLS on December 30, 2013. The primary purpose of the amendment and restatement was to provide CSFB with remedies under the Security Agreement relating to the Company’s obligations under the Guaranty.

•	On May 1, 2015, the Company completed its purchase of $136 million in ESS relating to PLS’s acquisition of a $15 billion unpaid principal balance portfolio of Agency MSRs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the three months ended March 31, 2015 and 2014 we acquired distressed mortgage loans with fair values totaling $242.0 million and $257.2 million, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $111.9 million and $285.6 million, respectively.

During the three months ended March 31, 2015 and 2014, we purchased newly originated prime credit quality loans with fair values totaling $8.4 billion and $5.0 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the FHA or insured or guaranteed by the VA or USDA, we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the mortgage loan prior to the sale to PLS. We received sourcing fees totaling $1.4 million relating to $5.0 billion of mortgage loans at fair value that we sold to PLS for the quarter ended March 31, 2015, compared to $892,000 relating to $3.1 billion of loans at fair value that we sold to PLS for the quarter ended March 31, 2014.

We supplement these activities through participation in other mortgage-related activities, which are in various stages of analysis, planning or implementation, including:

•

Acquisition of excess servicing spread (“ESS”) from mortgage servicing rights (“MSRs”) acquired by PLS. We believe that ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS. In addition, ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the quarter ended March 31, 2015, we purchased ESS with fair values totaling $46.4 million and received $1.2 million pursuant to a recapture agreement with PFSI compared to $20.5 million and $1.1 million, respectively, during the quarter ended March 31, 2014.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the quarter ended March 31, 2015, we received MSRs with fair values at initial recognition totaling $27.5 million, compared to $20.9 million during the quarter ended March 31, 2014.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $25.1 million during the quarter ended March 31, 2015.

•	Acquisition of small balance (typically under $10 million) commercial mortgage loans.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated loans.

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

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow as reflected in recent economic data. During the first quarter of 2015, real U.S. gross domestic product expanded at an annual rate of 0.2% compared to a 2.1% decrease for the first quarter of 2014 and a 2.2% increase for the fourth quarter of 2014. The national unemployment rate was 5.5% at March 31, 2015 compared to 5.6% at December 31, 2014 and 6.6% at March 31, 2014. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the fourth quarter of 2014, the delinquency rate on residential real estate loans held by commercial banks was 6.6%, a reduction from 8.2% during the fourth quarter of 2013.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for March 2015 was 10.4% higher than for March 2014, and the national median existing home price for all housing types was $212,100, a 7.8% increase from March 2014. On a national level, foreclosure filings during the first quarter of 2015 increased by 4% as compared to the first quarter of 2014. Foreclosure activity across the country decreased in 2014; however, it is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 3.86% during the first quarter of 2015 while during the first quarter of 2014, thirty-year fixed mortgage interest rates ranged from a low of 4.23% to a high of 4.53% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $370 billion of home loans during the first quarter of 2015, up 60% from the first quarter of 2014. Although the low interest rate environment in the first quarter of 2015 led to an increase in the volume of borrowers seeking to refinance, we expect purchase-money loans to constitute a greater proportion of mortgage originations in the future. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.3 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable. In our correspondent production business we continue to see increased competition from new and existing market participants.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans, however current investor demand from institutional investors and large banks remains limited. The prime jumbo MBS securitization market was active during the first quarter of 2015, with issuances totaling $4.2 billion in UPB as compared with $960 million during the first quarter of 2014. During the first quarter of 2015, we produced approximately $60 million in UPB of jumbo loans compared to $13 million in UPB of jumbo loans produced during the first quarter of 2014.

Our Manager continues to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2014, the pool of sellers expanded to include new programmatic sellers, such as HUD and Freddie Mac. During the first quarter of 2015, our Manager reviewed 30 mortgage loan pools totaling approximately $9.8 billion in UPB. This compares to our Manager’s review of 25 mortgage loan pools totaling approximately $7.8 billion in UPB during the first quarter of 2014. We acquired distressed loans with fair values totaling $242 million and $261 million during the quarters ended March 31, 2015 and 2014, respectively. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2015	2014
	(in thousands except per share amounts)

Net investment income	$37,657	$76,595

Pre-tax (loss) income by segment:
Correspondent production	$4,419	$3,148
Investment activities	(8,239)	33,141

	$(3,820)	$36,289

Net income	$7,508	$37,873
Earnings per share:
Basic	$0.09	$0.52
Diluted	$0.09	$0.50
Dividends per share:
Declared	$0.61	$0.59
Paid	$0.61	$0.59

Investment activities:
Distressed mortgage loans and REO:
Purchases	$241,981	$260,287
Cash proceeds from liquidation activities	$111,858	$285,560
MBS:
Purchases	$25,129	$—
Cash proceeds from repayment and sales	$17,802	$1,978
ESS:
Purchases from PFSI	$46,412	$20,526
Cash proceeds from repayments	$12,731	$7,413
Per share prices during the period:
High	$22.99	$24.44
Low	$20.57	$22.86
At period end	$21.29	$23.90
At period end:
Total assets	$5,737,410	$4,227,537
Book value per share	$20.68	$20.88

During the quarter ended March 31, 2015, we recorded net income of $7.5 million, or $0.09 per diluted share. Our net income for the quarter ended March 31, 2015 reflects net interest income of $14.9 million, supplemented by net gains on our investments in financial instruments totaling $13.6 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $19.0 million of valuation gains on mortgage loans at fair value and mortgage loans at fair value held by variable interest entity (“VIE”). During the quarter ended March 31, 2015, we purchased $8.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $10.2 million, including $27.5 million of MSRs retained upon securitization or sale of such loans. At March 31, 2015, we held mortgage loans acquired for sale with fair values totaling $1.4 billion, including $599.4 million that were pending sale to PLS.

During the quarter ended March 31, 2014, we recorded net income of $37.9 million, or $0.50 per diluted share. Our net income for the quarter ended March 31, 2014 reflects net gains on our investments in financial instruments totaling $52.6 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $51.2 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by VIE. These gains were supplemented by $19.6 million of net interest income. During the quarter ended March 31, 2014, we purchased $5.0 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $10.0 million. At March 31, 2014, we held mortgage loans acquired for sale with fair values totaling $344.7 million, including $48.9 million that were pending sale to PLS.

Our net income decreased during the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 primarily due to a decrease in pretax income in our investment activities segment. During the quarter ended March 31, 2015, we recognized net investment income totaling approximately $18.9 million in our investment activities segment, a decrease of $45.4 million, or 71%, from $64.3 million during the quarter ended March 31, 2014. In our investment activities, our average investment portfolio was approximately $3.2 billion during the quarter ended March 31, 2015, an increase of $237.5 million, or 8%, over the quarter ended March 31, 2014.

In our correspondent production activities, we received proceeds of $2.6 billion and $2.0 billion during the quarters ended March 31, 2015 and March 31, 2014, respectively, from the sale of mortgage loans to non-affiliates. We issued $3.5 billion of IRLCs relating to Agency and jumbo mortgage loans during the quarter ended March 31, 2015, an increase of $1.3 billion, or 57% as compared to the quarter ended March 31, 2014. During the quarter ended March 31, 2015, thirty-year fixed mortgage interest rates declined to their lowest quarterly average levels since mid-2013. In addition to declining interest rates, the FHA’s 50 basis point reduction in its annual insurance premiums paid by borrowers on new FHA loans increased the incentive for many FHA borrowers to refinance. As a result, we sold approximately 30% more loans to nonaffiliates during the three months ended March 31, 2015 as compared to the same period in 2014 but our net gain on mortgage loans acquired for sale increased by only $189,000, or 2%. The increased demand for mortgage loans notwithstanding, continuing competition in the mortgage market has decreased margins in our net gain on mortgage loans acquired for sale.

Net Investment Income

During the quarter ended March 31, 2015, we recorded net investment income of $37.7 million, comprised primarily of net interest income of $14.9 million, $10.2 million of net gain on mortgage loans acquired for sale, $8.0 million of net loan servicing fees, $5.3 million of loan origination fees, and $3.4 million of net gain on investments, partially offset by $5.8 million of losses from results of REO. During the quarter ended March 31, 2014, we recorded net investment income of $76.6 million, comprised primarily of net gain on investments of $42.6 million, supplemented by $19.6 million of net interest income, $10.0 million of net gain on mortgage loans acquired for sale, $7.4 million of net loan servicing fees, and $2.4 million of loan origination fees, partially offset by $6.6 million of losses from results of REO.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value and ESS) at fair value, a substantial portion of the income we record with respect to such assets results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs and the derivatives we use to hedge our financial assets and liabilities and MSRs, non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans, accrual of unearned discounts relating to mortgage loans held in a consolidated VIE and amortization of issuance costs and premiums relating to our asset-backed financings.

The amounts of non-cash fair value and interest income adjustments are as follows:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	$3,726	$1,411
IRLCs	2,554	2,022
Hedging derivatives	(2,584)	(7,152)

	3,696	(3,719)

Net interest income
Capitalization of interest pursuant to mortgage loan modifications	10,209	12,470
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	402	240

	10,611	12,710

Net gain (loss) on investments
Mortgage-backed securities:
Agency	1,108	2,652
Non Agency	407	—
Mortgage loans:
at fair value	15,427	34,552
at fair value held by in a variable interest entity	1,801	11,307
at fair value under forward purchase agreements	—	(1,379)
Excess servicing spread	(6,247)	(2,901)
Asset-backed secured financing	(770)	(2,780)

	12,496	41,451
Net loan servicing fees - MSR valuation adjustments	(14,490)	(1,859)

	$12,486	$48,583

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occurs on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade. With respect to MSRs and ESS, negative valuation adjustments generally arise from increased prepayment expectations. To the extent that such expectations result from decreasing interest rates, increased loan production and recapture of MSRs and ESS may occur.

The following table illustrates the net gain in value that we accumulated over the period during which we owned the liquidated mortgage loan investments and REO, as compared to the proceeds actually received and the additional net gain realized upon liquidation of such assets:

	Quarter ended March 31,
	2015			2014
		Accumulated	Gain on		Accumulated	Gain on
	Proceeds	gains (2)	liquidation (3)	Proceeds	gains (2)	liquidation (3)
	(in thousands)
Mortgage loans (1)	$45,882	$5,621	$1,758	$252,168	$53,241	$6,746
REO	65,976	962	5,568	33,392	2,974	2,267

	$111,858	$6,583	$7,326	$285,560	$56,215	$9,013

(1)	For the quarters ended March 31, 2015 and 2014, the amounts include sales of reperforming loans with loan sale proceeds of $939,000 and $194.0 million, accumulated (losses) gains of $(186,000) and $44.2 million, and $(284,000) and $1.1 million (loss) gain on liquidation, respectively.

(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets, which may be substantial depending on the collection status of the loan at acquisition and on our success in working with the borrower to resolve the distress in the loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, include direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred aggregate servicing and activity fees of $5.7 million and $5.0 million with respect to assets liquidated during the quarters ended March 31, 2015 and 2014, respectively.

The decrease in net investment income during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 primarily reflects the decrease in net fair value gains in our investments in mortgage loans at fair value, along with losses recognized on our investment in ESS and mortgage loans held by VIE. Decreases in gain on our investments in mortgage loans are due to moderation in both actual and projected real estate values relating to the properties securing our distressed loans and slower than expected transitions of loans toward resolution as compared to the quarter ended March 31, 2014. This decline was partially offset by increases in value of the reperforming loans in our portfolio resulting from an observed increase in demand for such investments. The losses recognized on our investments in ESS result from higher actual and projected prepayments for the underlying mortgage loans due to lower interest rates, and the reduction in FHA annual mortgage insurance premiums announced in January 2015.

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2015
	Interest income/expense				Annualized
	Coupon	Discount/ fees (1)	Total	Average balance	interest yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$7,101	$—	$7,101	$751,172	3.78%
Investment activities:
Short-term investments	220	—	220	90,712	0.97%
Mortgage-backed securities:
Agency	1,616	62	1,678	184,180	3.64%
Non-Agency prime jumbo	931	24	955	111,885	3.42%

	2,547	86	2,633	296,065	3.56%

Mortgage loans:
at fair value	21,554	—	21,554	2,080,704	4.14%
at fair value held by variable interest entity	4,924	489	5,413	502,899	4.31%

	26,478	489	26,967	2,583,603	4.18%
Excess servicing spread	3,752	—	3,752	199,417	7.53%

Total investment activities	32,997	575	33,572	3,169,797	4.24%
Other	12	—	12	—

	$40,110	$575	$40,685	$3,920,969	4.15%

Liabilities:
Assets sold under agreements to repurchase	$16,621	$2,291	$18,912	$2,847,915	2.66%
Mortgage loans participation and sale agreement	155	52	207	43,547	1.91%
Asset-backed secured financing	1,410	173	1,583	165,522	3.83%
Exchangeable senior notes	3,359	238	3,597	250,000	5.76%

	21,545	2,754	24,299	3,306,984	2.94%

Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,173	—	1,173	—
Interest on mortgage loan impound deposits	274	—	274	—

	22,992	2,754	25,746	3,306,984	3.11%

Net interest income	$17,118	$(2,179)	$14,939

Net interest margin					1.52%
Net interest spread					1.04%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Quarter ended March 31, 2014
	Interest income/expense				Annualized
	Coupon	Discount/ fees (1)	Total	Average balance	interest yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$3,625	$—	$3,625	$334,442	4.34%
Investment activities:
Short-term investments	152	—	152	96,583	0.63%
Agency mortgage-backed securities	1,728	33	1,761	196,164	3.59%
Mortgage loans:
at fair value	23,286	—	23,286	1,771,674	5.26%
at fair value held by variable interest entity	5,165	330	5,495	527,266	4.17%
under forward purchase agreements at fair value	2,154	—	2,154	204,492	4.21%

	30,605	330	30,935	2,503,432	4.94%
Excess servicing spread	2,862	—	2,862	136,160	8.41%

Total investment activities	35,347	363	35,710	2,932,339	4.87%

Other	11	—	11	—

	$38,983	$363	$39,346	$3,266,781	4.82%

Liabilities:
Assets sold under agreements to repurchase	$9,915	$2,624	$12,539	$1,795,702	2.79%
Borrowings under forward purchase agreements	1,580	—	1,580	221,769	2.85%
Asset backed secured financing	1,493	124	1,617	166,894	3.88%
Exchangeable senior notes	3,359	225	3,584	250,000	5.73%

	16,347	2,973	19,320	2,434,365	3.17%

Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	239	—	239	—
Interest on mortgage impound deposits	216	—	216	—

	16,802	2,973	19,775	2,434,365	3.25%

Net interest income	$22,181	$(2,610)	$19,571

Net interest margin					2.40%
Net interest spread					1.57%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2015 vs. Quarter ended March 31, 2014
	Increase (decrease) due to changes in
	Rate	Volume	Total change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$(564)	$4,040	$3,476
Investment activities:
Short-term investments	78	(10)	68
Mortgage-backed securities:
Agency	26	(109)	(83)
Non Agency prime jumbo	—	955	955

	26	846	872
Mortgage loans:
at fair value	(5,405)	3,673	(1,732)
at fair value held by variable interest entity	177	(259)	(82)
under forward purchase agreements at fair value	—	(2,154)	(2,154)

	(5,228)	1,260	(3,968)
Excess servicing spread	(326)	1,216	890

Total investment activities	(5,450)	3,312	(2,138)
Other	—	1	1

	(6,014)	7,353	1,339

Liabilities:
Assets sold under agreements to repurchase	(1,162)	7,535	6,373
Mortgage loan participation and sale agreement	—	207	207
Asset backed secured financing	(21)	(13)	(34)
Borrowings under forward purchase agreement	—	(1,580)	(1,580)
Exchangeable senior notes	13	—	13

	(1,170)	6,149	4,979
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	934	934
Interest on mortgage impound deposits	—	58	58

	(1,170)	7,141	5,971

Net interest income	$(4,844)	$212	$(4,632)

During the quarter ended March 31, 2015, we earned net interest income of $14.9 million compared to $19.6 million for the same period in 2014. The decrease in net interest income between the periods was primarily due to a reduction in the yield of our investment in mortgage loans at fair value and an increase in the average balance of our assets sold under agreements to repurchase for the quarter ended March 31, 2015 as compared to the same periods in 2014.

We earned interest income on our portfolio of MBS totaling $2.6 million for the quarter ended March 31, 2015 and $1.8 million for the quarter ended March 31, 2014. The increase in interest income was due to growth in our average investment in MBS in 2015 as compared to 2014 as we have made selective investments in MBS and increased our average investment in MBS from $196.2 million during the quarter ended March 31, 2014 to $296.1 million during the quarter ended March 31, 2015.

During the quarter ended March 31, 2015, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIE totaling $27.0 million, including $10.2 million of interest capitalized pursuant to loan modifications, which compares to $30.9 million, including $12.5 million of interest capitalized pursuant to loan modifications, in the quarter ended

March 31, 2014. Loans modifications decreased due to uncertainty regarding the extension of the FHA’s Negative Equity Trial Modification Program, and a lower response rate to modification initiatives in 2015 compared to 2014. The Negative Equity Trial Modification Program was ultimately renewed and our Manager is implementing a new proprietary modification program. In addition, the weighted average note interest rate of our portfolio of performing mortgage loans declined from 3.92% during the quarter ended March 31, 2014 to 3.46% during the quarter ended March 31, 2015.

At March 31, 2015, approximately 69% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 76% at March 31, 2014. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize on our performing distressed mortgage loans is substantially higher than would be recorded based on the loans’ unpaid principal balances as we typically purchase our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues either through our modification programs or through the acquisition and liquidation of the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At March 31, 2015, we held $1.6 billion in fair value of nonperforming loans and $317.5 million in carrying value of REO.

During the quarter ended March 31, 2015, we incurred interest expense totaling $25.7 million, as compared to $19.8 million during the quarter ended March 31, 2014. Our interest cost on interest bearing liabilities was 3.29% for the quarter ended March 31, 2015 as compared to 3.25% during the quarter ended March 31, 2014. The increase in interest expense for the quarter ended March 31, 2015 as compared to the same period in 2014 reflects our increased use of assets sold under agreements to repurchase in support of growth of our balance sheet.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Cash (loss) gain :
Sales proceeds, net	$(7,544)	$(2,894)
Hedging activities	(12,527)	(3,547)

	(20,071)	(6,441)

Non cash gain:
Receipt of MSRs in loan sale transactions	27,460	20,875
Provision for losses relating to representations and warranties provided in loan sales	(925)	(744)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	2,554	2,022
Mortgage loans	3,726	1,411
Hedging derivatives	(2,584)	(7,152)

	3,696	(3,719)

	$10,160	$9,971

Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$2,987,735	$1,977,014
Unpaid principal balance	$2,890,132	$1,919,578
Fair value of mortgage loans acquired for sale held at period end:
Conventional mortgage loans	767,574	295,771
Government-insured or guaranteed mortgage loans	599,390	48,909

	$1,366,964	$344,680

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The slight increase in net gain on mortgage loans acquired for sale is due to an increase in volume partially offset by continuing margin pressures resulting from price competition.

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

Following is a summary of the repurchase activity and unpaid principal balance of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2015	2014
	(in thousands)
	(unpaid principal balance of mortgage loans)
Indemnification activity
Mortgage loans indemnified by PMT at beginning of period	$3,644	$—
New indemnifications	364	—
Indemnified mortgage loans repurchased	—	—
Less: Indemnified mortgage loans repaid or refinanced	—	—

Mortgage loans indemnified by PMT at end of period	$4,008	$—

Indemnified mortgage loans collateralized with deposits placed by correspondent lenders at end of period	$1,362	$—

Repurchase activity
Total mortgage loans repurchased by PMT	$7,831	$4,939
Less: mortgage loans repurchased by correspondent lenders	5,099	1,333
Less: Mortgage loans repaid by borrowers	—	—

Mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$2,732	$3,606

Losses charged to liability for representations and warranties	$53	$—

At end of period:
Unpaid principal balance of mortgage loans subject to representations and warranties	$35,573,237	$27,188,848

Liability for representations and warranties	$15,379	$10,854

During the quarters ended March 31, 2015 and 2014, we repurchased mortgage loans with UPB totaling $7.8 million and $4.9 million, respectively, and charged losses for representations and warranties against the liability totaling $53,000 and $0, respectively. As a result of our ability to recover from the selling correspondent lenders most of the losses inherent in the repurchased mortgage loans, the amount of losses that we recorded was moderated. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity and corresponding losses to increase.

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

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and results of operations. We recorded no such adjustments for the quarters ended March 31, 2015 and 2014. Such adjustments would be included as a component of our net gain on mortgage loans acquired for sale.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The increase in fees during the quarter ended March 31, 2015 compared to the same period in 2014 is due to an increase in production of mortgage loans we sell to unaffiliated entities.

Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$1,516	$709
Excess servicing spread purchased from PFSI at fair value	(6,248)	(2,901)
Mortgage loans	17,186	39,918
Mortgage loans held in a VIE	1,800	11,307
Asset-backed secured financing	(770)	(2,780)
Hedging derivatives	(10,037)	(3,668)

	$3,447	$42,585

During the quarter ended March 31, 2015, we recorded net gain on investments totaling $3.4 million compared to net gain on investments totaling $42.6 million during the quarter ended March 31, 2014. The decrease is largely due to decreased valuation gains in our portfolio of mortgage loans, primarily the result of moderation in both actual and projected real estate values relating to the properties securing our distressed loans as well as a slower than expected transition of loans toward resolution as compared to the quarter ended March 31, 2014. This decline was partially offset by an observed increase in demand for the reperforming loans in our portfolio. The average portfolio balance of distressed mortgage loan investments (mortgage loans at fair value excluding mortgage loans at fair value held in VIE) increased by $104.5 million, or 5%, during the quarter ended March 31, 2015 as compared to the same period in 2014.

Mortgage-Backed Securities

During the quarter ended March 31, 2015, we recognized net valuation gain on MBS of $1.5 million compared to a valuation gain of $709,000 for the quarter ended March 31, 2014. The gain recognized during the quarter ended March 31, 2015, reflects the decrease in mortgage market interest rates from December 31, 2014.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $6.2 million for the quarter ended March 31, 2015 compared to fair value losses of $2.9 million for the quarter ended March 31, 2014. Mortgage interest rates decreased throughout the first quarter of 2015 causing our realized prepayments and our estimate of future prepayments to increase as compared to 2014, resulting in a reduction in fair value. The effect of this decrease in fair value was compounded by growth in our investment in ESS. Our average investment in ESS increased from $136.2 million for the quarter ended March 31, 2014 to $199.4 million for the quarter ended March 31, 2015.

Mortgage Loans at Fair Value

Net gain on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Valuation changes:
Performing loans	$15,232	$(3,286)
Nonperforming loans	195	36,459

	15,427	33,173
Gain on payoffs	2,043	5,620
(Loss) gain on sales	(284)	1,125

	$17,186	$39,918

Average portfolio balance	$2,583,603	$2,503,432

The decrease in our net gain on mortgage loans at fair value is primarily the result of moderation in both actual and projected real estate values relating to the properties securing our distressed loans as well as slower than expected transitions of loans toward resolution as compared to the quarter ended March 31, 2014. This decline was partially offset by an observed increase in demand for the reperforming loans in our portfolio.

The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification generally may not result in an immediate increase in the loan’s fair value. Valuation gains on mortgage loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the quarter ended March 31, 2015, we capitalized interest totaling $10.2 million compared to $12.5 million for the quarter ended March 31, 2014.

During the quarters ended March 31, 2015 and 2014, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended March 31,
	2015	2014
	(dollars in thousands)
Number of loans	153	328
Unpaid principal balance	$49,888	$79,715
Gain recognized at payoff	$2,042	$5,620

Gains on sales of distressed mortgage loans are summarized below:

	Quarter ended March 31,
	2015	2014
Number of loans	31	966
Unpaid principal balance	$2,150	$232,127
(Loss) gain recognized at sale	$(284)	$1,125

We recognized valuation gains to reflect the commitment price of the mortgage loans subject to the mortgage loan sale at the time we entered into the commitment to sell such loans. Therefore, the gain recognized on sale of mortgage loans reflects the difference between proceeds from sale of the mortgage loans and the commitment price of sale.

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

Large-scale refinancing of modified mortgage loans is not expected to occur for an extended period. Borrowers who have recently modified their mortgage loans typically have credit profiles that do not qualify them for refinancing or have mortgage loans on properties whose loan-to-value ratios exceed current underwriting guidelines for new mortgage loans. Further, modified mortgage loans require a period of acceptable borrower performance, generally 12 months of timely mortgage payments, before becoming eligible for consideration in most Agency refinance programs.

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

The following table presents a summary of loan modifications completed:

	Quarter ended March 31,
	2015		2014
	Number	Balance	Number	Balance
	of	of	of	of
Modification type (1)	loans	loans (2)	loans	loans (2)
	(dollars in thousands)
Rate reduction	149	$33,677	354	$79,890
Term extension	169	40,684	388	93,668
Capitalization of interest and fees	196	46,253	501	118,268
Principal forbearance	44	13,145	151	46,927
Principal reduction	98	23,691	254	63,817
Total	196	46,253	501	118,268
Defaults of mortgage loans modified in the prior year period		$5,526		$1,679
As a percentage of balance of loans before modification		7%		5%
Defaults during the period of mortgage loans modified since acquisitions (3)		$32,516		$20,033
As a percentage of balance of loans before modification		6%		7%
Repayments and sales of mortgage loans modified in the prior year period		$1,362		$459
As a percentage of balance of loans before modification		1%		1%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories, if applicable. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified:

	Quarter ended March 31,
	2015		2014
	Before	After	Before	After
Category	modification	modification	modification	modification
		(dollars in thousands)
Loan balance	$236	$245	$236	$233
Remaining term (months)	316	426	318	418
Interest rate	5.50%	3.53%	5.62%	3.75%
Forbeared principal	$—	$8	$—	$12

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

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Servicing fees (1)	$22,629	$17,532
MSR recapture fee receivable from PFSI	—	8
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(9,592)	(7,365)
Provision for impairment	(6,379)	(627)
Gain on sale	83	—
Carried at fair value - change in fair value	(9,816)	(2,028)
Gains (losses) on hedging derivatives	11,076	(99)

	(14,628)	(10,119)

Net loan servicing fees	$8,001	$7,421

Average servicing portfolio	$34,599,043	$26,492,742

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $580,000 during the quarter ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to a $5.1 million, or 29%, increase in servicing fees, offset by a $4.5 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to a 31% increase in our average servicing portfolio. The increase in provision for impairment and change in fair value net of hedging gains during 2015 as compared to 2014 is due to higher prepayment activity as a result of lower mortgage interest rates and the growth of the MSR portfolio during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, and drove a loss in the value of MSRs. Decreasing interest rates generally encourage increased refinancing activity which negatively affects the life and therefore fair value of MSRs, while increasing interest rates generally discourage refinancing activity which positively influences the fair value of MSRs.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in lieu of transferring such MSRs. We did not recognize MSR recapture during the quarter ended March 31, 2015 and recognized approximately $8,000 of such income during the same period in 2014.

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

	March 31,	December 31,
	2015	2014
	(in thousands)
MSRs carried at fair value	$49,448	$57,358

MSR carried at lower of amortized cost or fair value:
Amortized cost	$323,806	$308,137
Valuation allowance	(14,094)	(7,715)

Carrying value	$309,712	$300,422

Fair value	$327,703	$322,230

Total MSR:
Carrying value	$359,160	$357,780

Fair value	$377,151	$379,588

Unpaid principal balance of mortgage loans underlying MSRs	$35,156,437	$34,285,473

Average servicing fee rate (in basis points)

MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.81%	3.80%
MSRs carried at fair value	4.78%	4.78%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2015, we recorded a net loss of $5.8 million in Results of real estate acquired in settlement of loans as compared to a net loss of $6.6 million for the quarter ended March 31, 2014.

Results of REO are summarized below:

	Quarter ended March 31
	2015	2014
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$65,976	$33,394
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(11,400)	(8,892)
Gain on sale, net	5,568	2,266

	$(5,832)	$(6,626)

Number of properties sold	486	324
Average carrying value of REO	$312,415	$165,586

Period end:
Carrying value	$317,536	$186,877
Number of properties in inventory	1,728	1,393

The decrease in losses from REOs during the quarter ended March 31, 2015 compared to the same period in 2014 was due to recognition of larger gain on sale realized on the sale of the properties offset by larger valuation adjustments from the growing inventory of properties. We recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$12,866	$8,902
Loan servicing fees	10,670	14,591
Management fees	7,003	8,074
Compensation	2,808	2,942
Professional services	1,828	1,731
Other	6,302	4,066

	$41,477	$40,306

Expenses increased $1.2 million, or 3%, during the quarter ended March 31, 2015, compared to the same period in 2014. This increase was primarily a result of fulfillment fees, reflecting increased correspondent production activities, partially offset by decreased servicing fees reflecting a decrease in activity-based fees.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PFSI for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Fulfillment fee expense	$12,866	$8,902
UPB of loans fulfilled by PLS	$2,890,132	$1,919,578
Average fulfillment fee rate (in basis points)	45	46

The increase in loan fulfillment fees of $4.0 million during the quarter ended March 31, 2015 compared to the same period in 2014 is primarily due to the increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities.

Loan Servicing Fees

Loan servicing fees decreased by $3.9 million, or 27%, during the quarter ended March 31, 2015, compared to the same period in 2014. Loan servicing fees decreased even though our investment in mortgage loans and MSRs increased primarily as result of reduced activity-based liquidation fees on distressed mortgage loans. We incur loan servicing fees primarily in support of our investment in mortgage loans at fair value and our loan servicing portfolio. During the quarter ended March 31, 2015, our average investment in mortgage loans increased by 3% to $2.6 billion from $2.5 billion during the quarter ended March 31, 2014. During the quarter ended March 31, 2015, our average servicing portfolio increased 31% to $34.6 billion from $26.5 billion during the quarter ended March 31, 2014.

Included in loan servicing fees are activity-based fees, which decreased by $3.5 million during the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014 generally relating to the decrease in loan resolution activities. Included in the base servicing fee we pay PFSI is a supplemental servicing fee. Supplemental servicing fees are a component of the total base servicing fee and compensate PFSI for providing certain services that servicers generally do not provide but are required by us because we have no employees or infrastructure. We amended our servicing agreement with PFSI effective January 1, 2014, to limit the supplemental fees we pay PFSI to no more than $700,000 per quarter. During the quarters ended March 31, 2015 and March 31, 2014, we paid PFSI $700,000 and $695,000, respectively, in supplemental servicing fees relating to our MSR servicing portfolio.

Loan servicing fees payable to PFSI and subsidiaries are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$26	$17
Activity-based	31	26

	57	43

Distressed mortgage loans:
Base	4,032	4,966
Activity-based	2,894	6,386

	6,926	11,352

MSRs:
Base	3,656	3,148
Activity-based	31	48

	3,687	3,196

	$10,670	$14,591

Average investment in:
Mortgage loans acquired for sale at fair value	$751,172	$334,442

Distressed mortgage loans	$2,080,704	$1,976,166

Average mortgage loans servicing portfolio	$34,599,043	$26,492,742

Management Fees

The components of our management fee payable to PFSI are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Base	$5,730	$5,521
Performance incentive	1,273	2,553

Total management fee incurred during the period	$7,003	$8,074

Management fees decreased by $1.1 million during the quarter ended March 31, 2015 compared to the same period in 2014, due to the decrease in our income which reduced our performance incentive fee. The reduction in our performance incentive fee was partially offset with a higher base management fee due to the growth in shareholders’ equity.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Compensation

Compensation expense decreased by $134,000 during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, primarily due to decreased allocations of compensation expenses from our Manager during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Common overhead allocation from PFSI	$2,392	$2,578
Servicing and collection costs	1,445	632
Loan origination	953	37
Insurance	373	239
Technology	292	247
Other expenses	847	333

	$6,302	$4,066

Other expenses increased during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014 by $2.2 million primarily due to higher servicing and collection costs associated with the administration and sale of seasoned distressed loans and higher loan origination expenses relating to higher mortgage loan production.

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

The Company had a tax benefit of $11.3 million and $1.6 million for the quarters ended March 31, 2015 and 2014, respectively. The Company’s effective tax rate is 296.6% and (4.4)% for the quarters ended March 31, 2015 and 2014, respectively. The increase in the Company’s tax benefit is due primarily to an increased loss incurred at the Company’s taxable REIT subsidiary for the quarter ended March 31, 2015 as compared to the same period in 2014. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets
Cash	$65,668	$76,386
Investments:
Short-term investments	44,949	139,900
Mortgage-backed securities	316,292	307,363
Mortgage loans acquired for sale at fair value	1,366,964	637,722
Mortgage loans at fair value	2,859,326	2,726,952
Excess servicing spread	222,309	191,166
Derivative assets	12,668	11,107
Real estate acquired in settlement of loans	317,536	303,228
Mortgage servicing rights	359,160	357,780

	5,499,204	4,675,218
Other assets	172,538	152,692

Total assets	$5,737,410	$4,904,296

Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,635,122	$2,750,366
Borrowings under forward purchase agreements	—	—
Asset-backed secured financing of the variable interest entity	162,222	165,920
Exchangeable senior notes	250,000	250,000

	4,047,344	3,166,286
Other liabilities	147,907	159,838

Total liabilities	4,195,251	3,326,124
Shareholders’ equity	1,542,159	1,578,172

Total liabilities and shareholders’ equity	$5,737,410	$4,904,296

Total assets increased by approximately $833.1 million, or 17%, during the period from December 31, 2014 through March 31, 2015, primarily due to a $729.2 million increase in mortgage loans acquired for sale at fair value, a $132.4 million increase in mortgage loans at fair value, a $31.1 million increase in ESS and a $14.3 million increase in REO, partly offset by a $95.0 million decrease in short-term investments. Our asset acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2015	2014
	(in thousands)
Correspondent loan purchases:
Government-insured or guaranteed	$5,378,834	$3,066,210
Agency-eligible	2,927,419	1,964,354
Jumbo	60,317	12,659

	$8,366,570	$5,043,223

Fair value of correspondent loans in inventory at period end	$1,366,964	$344,680
Gain on mortgage loans acquired for sale	$10,160	$9,971

During the quarter ended March 31, 2015, we purchased for sale $8.4 billion in fair value of correspondent production loans compared to $5.0 billion in fair value of correspondent production loans during the quarter ended March 31, 2014. The increase in correspondent purchases is a result of the effects of lower interest rates that have prevailed during the quarter ended March 31, 2015 as compared to those that prevailed during the quarter ended March 31, 2014.

Our ability to expand our correspondent production business is subject to, among other factors, our ability to source additional mortgage loan volume, our ability to obtain additional inventory financing and our ability to fund the portion of the loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing mortgage loan purchase volume, increasing our borrowing capacity or in obtaining the additional capital necessary to fund the portion of the loans not financed.

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended March 31,
	2015	2014
	(in thousands)
MBS	$25,129	$—
Distressed mortgage loans — Nonperforming (1)	241,981	256,280
REO	—	3,087
MSRs received in mortgage loan sales	27,460	20,875
ESS purchased from PennyMac Financial Services, Inc.	46,412	20,526

	$340,982	$300,768

(1)	Performance status as of the date of acquisition

Our acquisitions during the quarter ended March 31, 2015 and during the quarter ended March 31, 2014 were financed through the use of a combination of proceeds from liquidations of existing investments, equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business operations, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2015					December 31, 2014
			Average					Average

	Fair value	Principal	Life (in years)	Coupon	Market yield	Fair value	Principal	Life (in years)	Coupon	Market yield
				(dollars in thousands)
Agency:
Freddie Mac	$136,828	$130,364	5.84	3.50%	2.45%	$139,577	$133,964	6.46	3.50%	2.70%
Fannie Mae	54,886	52,184	6.57	3.50%	2.53%	55,941	53,559	7.13	3.50%	2.73%

	191,714	182,548	6.05	3.50%	2.47%	195,518	187,523	6.65	3.50%	2.71%
Non-Agency Prime Jumbo	124,578	123,371	4.42	3.47%	3.14%	111,845	111,270	4.77	3.49%	3.31%

	$316,292	$305,919	5.39	3.49%	2.74%	$307,363	$298,793	5.97	3.50%	3.00%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE) to the fair value of the real estate collateral underlying the loans is summarized below:

	March 31, 2015		December 31, 2014
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$723,448	$1,015,214	$664,266	$935,383
Nonperforming loans	1,619,934	2,275,138	1,535,317	2,246,585

	$2,343,382	$3,290,352	$2,199,583	$3,181,970

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, our asset disposition strategies with respect to individual loans, the costs and expenses we incur in the disposition process, changes in borrower performance and underlying collateral values.

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE):

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)							(dollars in thousands)
Fixed	$350,758	48%	4.47%	$648,138	40%	5.77%	$322,704	49%	4.81%	$653,313	43%	5.88%
ARM/Hybrid	143,104	20%	3.21%	932,664	58%	4.80%	127,405	19%	3.28%	846,282	55%	5.01%
Interest rate step-up	229,425	32%	2.15%	37,740	2%	2.40%	213,999	32%	2.29%	34,854	2%	2.30%
Balloon	161	0%	1.97%	1,392	0%	3.51%	158	0%	1.97%	868	0%	5.16%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)							(dollars in thousands)
1st lien	$722,798	100%	3.45%	$1,619,794	100%	5.12%	$663,686	100%	3.67%	$1,535,139	100%	5.30%
2nd lien	650	0%	4.47%	$140	0%	8.71%	580	0%	4.53%	178	0%	8.72%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Owner occupied	$569,892	79%	3.54%	$892,663	55%	5.11%	$524,833	79%	3.78%	$926,637	60%	5.21%
Investment property	151,617	21%	3.13%	725,504	45%	5.13%	137,347	21%	3.27%	607,086	40%	5.45%
Other	1,939	0%	4.42%	1,767	0%	5.34%	2,086	0%	4.22%	1,594	0%	5.44%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)							(dollars in thousands)
Less than 12 months	$99	0%	3.94%	$—	0%	4.63%	$167	0%	4.51%	$—	0%	4.63%
12 - 35 months	1,422	0%	4.31%	27	0%	3.81%	401	0%	4.01%	38	0%	3.86%
36 - 59 months	15,055	2%	3.41%	16,174	1%	3.35%	18,061	3%	3.67%	22,136	1%	3.31%
60 months or more	706,872	98%	3.45%	1,603,733	99%	5.14%	645,637	97%	3.67%	1,513,143	99%	5.34%

	$723,448	100%	3.46%	$1,619,934	100.0%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 600	$177,509	25%	3.85%	$269,411	17%	5.28%	$166,135	25%	4.14%	$249,049	16%	5.52%
600-649	143,930	20%	3.63%	300,815	19%	5.07%	133,681	20%	3.90%	263,560	17%	5.33%
650-699	179,864	25%	3.45%	489,124	29%	5.09%	167,970	25%	3.61%	455,709	30%	5.32%
700-749	163,113	23%	3.00%	402,347	25%	5.12%	143,759	22%	3.14%	408,162	27%	5.22%
750 or greater	59,032	7%	3.03%	158,237	10%	5.01%	52,721	8%	3.17%	158,837	10%	5.06%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value (1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Less than 80%	$168,820	23%	4.22%	$357,259	22%	5.13%	$143,964	22%	4.37%	$297,061	19%	5.30%
80% - 99.99%	187,051	26%	3.58%	418,398	26%	5.13%	168,140	25%	3.73%	389,938	25%	5.36%
100% - 119.99%	216,098	30%	3.13%	380,548	24%	5.03%	204,820	31%	3.53%	382,264	26%	5.23%
120% or greater	151,479	21%	3.17%	463,729	28%	5.16%	147,342	22%	3.37%	466,054	30%	5.33%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
California	$213,048	29%	3.01%	$317,618	20%	4.32%	$188,307	28%	3.06%	$293,219	19%	4.50%
New York	67,972	9%	3.29%	342,696	21%	5.56%	61,785	9%	3.48%	321,176	21%	5.76%
Florida	48,835	7%	3.05%	176,464	11%	5.57%	47,890	7%	3.54%	167,722	11%	5.79%
New Jersey	36,552	5%	2.71%	204,685	13%	5.39%	31,698	5	3.03%	195,648	13%	5.54%
Other	357,041	50%	3.73%	578,471	35%	5.24%	334,586	51%	4.14%	557,552	36%	5.20%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

*	Not included in the states representing the largest percentages as of the dates presented.

	March 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$549,580	76%	3.33%	$—	0%	0.00%	$477,773	72%	3.53%	$—	0%	0.00%
30 days delinquent	114,634	16%	3.91%	—	0%	0.00%	114,179	17%	4.16%	—	0%	0.00%
60 days delinquent	59,234	8%	3.73%	—	0%	0.00%	72,314	11%	3.88%	—	0%	0.00%
90 days or more	—	0%	3.46%	—	0%	0.00%		0%	0.00%	—
delinquent	—	0%	0.00%	573,209	35%	4.61%	—	0%	0.00%	608,144	40%	4.76%
In foreclosure	—	0%	0.00%	1,046,725	65%	5.40%	—	0%	0.00%	927,173	60%	5.66%

	$723,448	100%	3.46%	$1,619,934	100%	5.12%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

Key inputs	March 31, 2015	December 31, 2014
Mortgage loans at fair value
Discount rate
Range	2.4% – 15.0%	2.3% – 15.0%
Weighted average	7.4%	7.7%

Twelve-month projected housing price index change
Range	1.9% – 5.3%	4.0% – 5.3%
Weighted average	4.0%	4.8%

Prepayment speed (1)
Range	0.0% – 5.6%	0.0% – 6.5%
Weighted average	3.5%	3.1%

Total prepayment speed (2)
Range	0.0% – 29.8%	0.0% – 27.9%
Weighted average	21.6%	21.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.7% at December 31, 2014 to 7.4% at March 31, 2015 because lower market returns for similar assets were observed during the period.

The weighted average twelve-month projected housing price index (“HPI”) change decreased from 4.8% at December 31, 2014 to 4.0% at March 31, 2015 due to revised forecasts of home price appreciation in various geographic areas.

The total prepayment speed of our portfolio of mortgage loans at fair value remained unchanged at 21.6% compared to December 31, 2014.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute:

	March 31, 2015		December 31, 2014
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$225,295	71%	$212,728	70%
Planned unit development	58,921	19%	51,124	17%
Condominium/Co-op	29,484	9%	31,948	11%
5+ dwelling units	3,836	1%	7,428	2%

	$317,536	100%	$303,228	100%

	March 31, 2015		December 31, 2014
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$85,309	27%	$85,213	28%
Florida	52,970	17%	47,421	16%
Maryland	35,670	11%	34,427	11%
New Jersey	20,701	7%	*	*
Illinois	16,974	5%	14,963	5%
New York	16,546	5%	*	*
Other	89,366	28%	121,204	40%

	$317,536	100%	$303,228	100%

*	Not included in the states representing the largest percentages as of the dates presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired (excluding acquisitions for the quarter ended March 31, 2015 due to close proximity of current status to quarter-end):

	Acquisitions for the quarter ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	At purchase	March 31, 2015	At purchase	March 31, 2015	At purchase	March 31, 2015	At purchase	March 31, 2015
	(dollars in millions)
Unpaid principal balance	$330.8	$327.0	$0.0	$0.0	$37.9	$35.6	$439.0	$388.6
Pool factor (1)	1.00	0.99	—	—	1.00	0.94	1.00	0.89
Collection status:
Delinquency
Current	1.6%	6.9%	0.0%	0.0%	0.7%	13.5%	6.2%	13.7%
30 days	1.6%	3.1%	0.0%	0.0%	0.6%	3.6%	0.7%	1.8%
60 days	7.1%	4.7%	0.0%	0.0%	1.4%	6.1%	0.7%	1.5%
over 90 days	52.7%	38.8%	0.0%	0.0%	59.0%	30.0%	37.5%	15.5%
In foreclosure	36.9%	45.9%	0.0%	0.0%	38.2%	40.0%	53.8%	53.4%
REO	0.0%	0.6%	0.0%	0.0%	0.0%	6.7%	1.1%	14.1%

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At purchase	March 31, 2015	At purchase	March 31, 2015	At purchase	March 31, 2015	At purchase	March 31, 2015
	(dollars in millions)
Unpaid principal balance	$507.3	$441.6	$929.5	$717.8	$397.3	$295.9	$366.2	$216.2
Pool factor (1)	1.00	0.87	1.00	0.77	1.00	0.74	1.00	0.59
Collection status:
Delinquency
Current	1.4%	11.6%	0.8%	18.3%	4.8%	25.3%	1.6%	41.7%
30 days	0.2%	1.6%	0.3%	2.0%	7.4%	6.2%	1.5%	8.2%
60 days	0.0%	0.5%	0.7%	1.5%	7.6%	4.2%	3.5%	4.8%
over 90 days	38.3%	17.1%	58.6%	23.6%	45.3%	22.3%	82.2%	19.9%
In foreclosure	60.0%	52.4%	39.6%	35.8%	34.9%	29.3%	11.2%	16.6%
REO	0.0%	16.8%	0.0%	18.8%	0.0%	12.7%	0.0%	8.8%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At purchase	March 31, 2015	At purchase	March 31, 2015	At purchase	March 31, 2015	At purchase	March 31, 2015
	(dollars in millions)
Unpaid principal balance	$290.3	$163.0	$357.2	$180.8	$402.5	$143.9	$0.0	$0.0
Pool factor (1)	1.00	0.56	1.00	0.51	1.00	0.36	—	—
Collection status:
Delinquency
Current	3.1%	31.6%	0.0%	23.2%	45.0%	38.4%	0.0%	0.0%
30 days	1.3%	8.4%	0.0%	2.1%	4.0%	9.1%	0.0%	0.0%
60 days	5.4%	3.5%	0.1%	1.7%	4.3%	4.9%	0.0%	0.0%
over 90 days	57.8%	19.2%	49.1%	17.8%	31.3%	23.3%	0.0%	0.0%
In foreclosure	32.4%	21.1%	50.8%	33.4%	15.3%	17.8%	0.0%	0.0%
REO	0.0%	16.2%	0.0%	21.7%	0.1%	6.4%	0.0%	0.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows for the quarters ended March 31, 2015 and 2014 are summarized below:

	Quarter ended March 31,
	2015	2014	Change
	(in thousands)
Cash flow activities:
Operating	$(753,129)	$113,302	$(866,431)
Investing	(91,348)	(507)	(90,841)
Financing	833,759	(128,335)	962,094

Net cash flows	$(10,718)	$(15,540)	$4,821

Our cash flows resulted in a net decrease in cash of $10.7 million during the quarter ended March 31, 2015. The decrease was due to cash used by operating and investing activities exceeding cash provided by our financing activities.

Operating activities

Cash used by operating activities totaled $753.1 million during the quarter ended March 31, 2015 compared to cash provided by operating activities of $113.3 million during the quarter ended March 31, 2014. Cash used by operating activities in 2015 is primarily attributable to growth in our inventory of mortgage loans acquired for sale and the receipt of MSRs as a portion of the proceeds on sale of mortgage loans acquired for sale.

Investing activities

Net cash used by our investing activities was $91.3 million for the quarter ended March 31, 2015 and reflects new investment acquisitions in excess of liquidations. This compares with cash used in investing activities totaling $507,000 for the quarter ended March 31, 2014 as a result of growth in our investment portfolio. We used cash to purchase MBS, mortgage loans at fair value and ESS of $313.5 million and increased our margin deposits by $15.8 million. We realized cash inflows from a decrease in short-term investments, repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, and sales of REO totaling $251.1 million.

Approximately 35% of our investments, comprised of short-term investments, MBS, non-correspondent production mortgage loans, ESS, REO and MSRs, were nonperforming assets as of March 31, 2015. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the quarter ended March 31, 2015, we transferred $83.0 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of Mortgage loans at fair value and REO totaling $125.6 million.

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

Financing activities

Net cash provided by financing activities was $833.8 million for the quarter ended March 31, 2015, which was primarily used to fund the increase in our inventory of mortgage loans acquired for sale and mortgage loans at fair value. This compares with cash provided by financing activities totaling $128.3 million for the quarter ended March 31, 2014. The increase in cash flows from financing activities reflects increased financing needs to purchase inventory of mortgage loans acquired for sale at fair value and acquisitions of distressed mortgage assets during 2015 as compared to 2014. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividend distributions. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. As our business continues to grow, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. During the quarter ended March 31, 2015, the average balance outstanding of assets sold under agreements to repurchase totaled $3.0 billion, and the maximum daily amount outstanding under such agreements totaled $3.7 billion. The difference between the maximum and average daily amounts outstanding was due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business and timing of distressed loan acquisitions. The total facility size of our borrowings was approximately $4.3 billion at March 31, 2015.

As of March 31, 2015 and December 31, 2014, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, and REO under agreements to repurchase and forward purchase agreements as follows:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Assets financed	$4,710,111	$3,797,580
Total assets in classes of assets financed	$4,860,118	$3,975,265
Borrowings	$3,797,344	$2,916,286
Percentage of invested assets pledged	97%	96%
Advance rate against pledged assets	81%	77%
Leverage ratio (1)	2.62x	2.01x

(1)	All borrowings divided by shareholders’ equity at period end.

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

As of March 31, 2015, we do not currently have secured financing for our investments in MSRs and ESS. Direct leverage on these assets has been difficult to obtain due to the requirement of each Agency that its rights and interest in the MSRs and ESS remain senior to those of any lender extending credit. As we continue to aggregate MSRs and acquire ESS, the lack of available financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and for both the prior two (2) calendar quarters, and at the Company and our Operating Partnership for the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PennyMac Holdings, LLC (“PMH”); and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMH;

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 5:1 for the Company and our Operating Partnership; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2015, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2015, we had on-balance sheet contractual obligations of $3.6 billion for the financing of assets under agreements to repurchase. We also had contractual obligations of $250.0 million in the Notes.

All agreements to repurchase assets that matured between December 31, 2014 and the date of this Report have been renewed, extended or repaid and are described in Note 14—Assets Sold Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$996,752	$996,752	$—	$—	$—
Assets sold under agreements to repurchase	3,563,293	3,563,293	—	—	—
Mortgage loan participation and sale agreement	71,829	71,829	—	—	—
Asset-backed secured financing	162,222	—	—	—	162,222
Exchangeable senior notes	250,000	—	—	—	250,000

Total	$5,044,096	$4,631,874	$—	$—	$412,222

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2015:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$347,007
Credit Suisse First Boston Mortgage Capital LLC	163,576
JPMorgan Chase & Co.	197,118
Bank of America, N.A.	67,726
Morgan Stanley Bank, N.A.	13,915
Daiwa Capital Markets America Inc.	6,649

$795,991

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

The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or the related underlying real estate. Presently, the base servicing fees for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are in foreclosure.

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

Notwithstanding any provision of our MBWS agreement to the contrary, if it becomes reasonably necessary or advisable for our Servicer to engage in additional services in connection with post-breach or post-default resolution activities for the purposes of a correspondent agreement, a warehouse agreement or a re-warehouse agreement, then we have generally agreed with our Servicer to negotiate in good faith for additional compensation and reimbursement of expenses to be paid to our Servicer for the performance of such additional services.

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

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from our Servicer the rights to receive certain ESS arising from MSRs acquired by our Servicer from banks and other third party financial institutions. Our Servicer is generally required to service or subservice the related mortgage loans for the applicable agency or investor. To date, we have only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

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

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of March 31, 2015, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$2,114,177	$2,196,029	$2,271,304	$2,403,166	$2,459,709	$2,510,334
Change in fair value:
$	$(226,239)	$(144,387)	$(69,112)	$62,749	$119,293	$169,917
%	(9.67)%	(6.17)%	(2.95)%	2.68%	5.10%	7.26%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of March 31, 2015, net of the effect of changes in fair value of the related asset-backed secured financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$364,694	$362,846	$359,422	$344,985	$334,922	$314,208
Change in fair value:
$	$10,976	$9,128	$5,704	$(8,733)	$(18,796)	$(39,510)
%	3.10%	2.58%	1.61%	(2.47)%	(5.31)%	(11.17)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$353,209	$340,011	$333,751	$321,857	$316,203	$305,440
Change in fair value:
$	$25,506	$12,308	$6,048	$(5,846)	$(11,499)	$(22,263)
%	7.78%	3.76%	1.85%	(1.78)%	(3.51)%	(6.79)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$355,975	$341,354	$334,413	$321,213	$314,943	$302,972
Change in fair value:
$	$28,272	$13,652	$6,710	$(6,490)	$(12,769)	$(24,731)
%	8.63%	4.17%	2.05%	(1.98)%	(3.90)%	(7.55)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$335,230	$331,466	$329,585	$325,821	$323,939	$320,175
Change in fair value:
$	$7,527	$3,764	$1,882	$(1,882)	$(3,764)	$(7,527)
%	2.30%	1.15%	0.57%	(0.57)%	(1.15)%	(2.30)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of March 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$52,657	$51,002	$50,213	$48,705	$47,985	$46,606
Change in fair value:
$	$3,209	$1,555	$765	$(742)	$(1,463)	$(2,842)
%	6.49%	3.14%	1.55%	(1.50)%	(2.96)%	(5.75)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$55,456	$52,310	$50,845	$48,112	$46,836	$44,446
Change in fair value:
$	$6,009	$2,862	$1,398	$(1,335)	$(2,612)	$(5,002)
%	12.15%	5.79%	2.83%	(2.70)%	(5.28)%	(10.12)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$50,648	$50,048	$49,748	$49,148	$48,848	$48,248
Change in fair value:
$	$1,200	$600	$300	$(300)	$(600)	$(1,200)
%	2.43%	1.21%	0.61%	(0.61)%	(1.21)%	(2.43)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2015, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$233,489	$227,762	$225,003	$219,680	$217,113	$212,156
Change in fair value:
$	$11,180	$5,453	$2,693	$(2,629)	$(5,196)	$(10,153)
%	5.03%	2.45%	1.21%	(1.18)%	(2.34)%	(4.57)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$246,010	$233,630	$227,846	$217,006	$211,922	$202,363
Change in fair value:
$	$23,700	$11,320	$5,536	$(5,303)	$(10,387)	$(19,947)
%	10.66%	5.09%	2.49%	(2.39)%	(4.67)%	(8.97)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 87 through 90 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.6	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.7	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description

10.8	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.9	Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P.

10.10†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.11†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.12	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

Exhibit Number	Exhibit Description

10.13	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

10.14	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.15	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.16	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.17	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.18	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.19	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.20	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.21	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.22	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.23	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Exhibit Description

10.24	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.25	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.26	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

Exhibit Number	Exhibit Description

10.27	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.28	Amendment Number Four to the Company’s to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.29	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.30	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.31	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.32	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.33	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.34	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.35	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.36	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.37	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.38	Amendment Number Fourteen to the Company’s to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.39	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.40	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.41	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.42	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.43	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.44	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.45	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.46	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.47	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.48	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.49	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.50	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.51	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.52	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.53	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

Exhibit Number	Exhibit Description

10.54	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.55	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.56	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.57	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.58	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.59	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.60	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.61	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.62	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.63	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

10.64	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.65	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

Exhibit Number	Exhibit Description

10.66	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Exhibit Description

10.67	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.68	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.69	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.70	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.71	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.72	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.73	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.74	Amendment No. 14 to Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.75	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.76	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.77	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.78	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit Description

10.79	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.80	Amendment Number Four to the Company’s to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.81	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.82	Amendment Number Six to Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.83	Amendment Number Seven to Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.84	Amendment Number Eight to Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.86 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.85	Amendment Number Nine to Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.87 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.86	Amendment Number Ten to Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.87	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.88	Master Repurchase Agreement, dated as of July 2, 2012, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 10, 2012).

10.89	Amendment No. 1 to PennyMac Master Repurchase Agreement, dated as of February 1, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.81 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.90	Amendment No. 2 to PennyMac Master Repurchase Agreement, dated as of June 28, 2013, among PennyMac Corp., PennyMac Loan Services, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.82 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.91	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.92	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.93	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.94	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.95	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.96	Amendment No. 5 to Master Repurchase Agreement, dated as of April 14, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.97	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

Exhibit Number	Exhibit Description

10.98	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.99	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.100	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.101	Amendment Number Three to Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.102	Amendment Number Four to the Company’s to Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.103	Amendment Number Five to the Company’s to Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.104	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.105	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.106	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.107	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.108	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.109	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.110	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.111	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.112	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.113	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.114	Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.

10.115	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.116	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.117	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.118	Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.119	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.120	Amended and Restated Security and Subordination Agreement, dated as of April 30, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.121	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.122	Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.

10.123	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.124	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

Exhibit Number	Exhibit Description

10.125	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.126	Letter Agreement, dated as of June 14, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.127	Letter Agreement, dated as of June 28, 2013, between PennyMac Corp. and Citigroup Global Markets Realty Corp. (incorporated by reference to Exhibit 10.99 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).*

10.128	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.131	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.132	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.133	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.134	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.135	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.136	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.137	Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.138	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.139	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.140	Amendment No. 1 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.141	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.142	Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.143	Amendment No. 1 to Master Repurchase Agreement, dated as of March 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust.

10.144	Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.145	Loan and Security Agreement, dated as of March 31, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.146	Guaranty, dated as of March 31, 2015, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.147	Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.148	Guaranty, dated as of April 30, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2015 and 2014, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

*	Certain terms have been redacted pursuant to requests for confidential treatment submitted to the Securities and Exchange Commission concurrently with the filing of this Report.
**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: May 8, 2015	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: May 8, 2015	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer