Form 10-Q
period 2015-06-30
PennyMac Mortgage Investment Trust
filed 2015-08-10
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2015
Common Shares of Beneficial Interest, $0.01 par value	74,811,922

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2015

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	changes in the number of investor repurchases or indemnifications and our ability to obtain indemnification or demand repurchase from our correspondent sellers;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	technologies for loans and our ability to mitigate security risks and cyber intrusions;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to detect misconduct and fraud;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the U.S. Department of Agriculture (“USDA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of the regulations;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•

limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exemption from registering as an investment company under the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Cash	$114,698	$76,386
Short-term investments	32,417	139,900
Mortgage-backed securities at fair value (includes $278,305 and $307,363 pledged to secure assets sold under agreements to repurchase and $9,321 and $0 pledged to secure Federal Home Loan Bank advances)	287,626	307,363
Mortgage loans acquired for sale at fair value (includes $1,422,166 and $609,608 pledged to secure assets sold under agreements to repurchase, $72,819 and $20,862 pledged to secure mortgage loan participation and sale agreement, $48,627 and $0 pledged to secure Federal Home Loan Bank advances and $656,377 and $0 pledged to secure credit risk transfer financing)	2,213,874	637,722
Mortgage loans at fair value (includes $2,612,167 and $2,709,161 pledged to secure assets sold under agreements to repurchase and asset-backed secured financing of the variable interest entity at fair value and $106,303 and $0 pledged to secure Federal Home Loan Bank advances)	2,730,820	2,726,952
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure borrowings under note payable to PennyMac Financial Services, Inc.	359,102	191,166
Derivative assets	13,950	11,107
Real estate acquired in settlement of loans (includes $203,051 and $150,649 pledged to secure assets sold under agreements to repurchase)	324,278	303,228
Real estate held for investment	1,544	—
Mortgage servicing rights pledged to secure borrowings under note payable (includes $57,343 and $57,358 carried at fair value)	394,737	357,780
Servicing advances	78,347	79,878
Due from PennyMac Financial Services, Inc.	9,342	6,621
Other assets	116,639	59,155

Total assets	$6,677,374	$4,897,258

LIABILITIES
Assets sold under agreements to repurchase	$3,500,569	$2,729,027
Federal Home Loan Bank advances	138,400	—
Mortgage loan participation and sale agreement	70,612	20,222
Credit risk transfer financing at fair value	649,120	—
Note payable	192,352	—
Note payable to PennyMac Financial Services, Inc.	52,526	—
Asset-backed secured financing of the variable interest entity at fair value	151,489	165,920
Exchangeable senior notes	244,559	244,079
Derivative liabilities	6,818	2,430
Accounts payable and accrued liabilities	75,967	67,806
Due to PennyMac Financial Services, Inc.	16,245	23,943
Income taxes payable	36,706	51,417
Liability for losses under representations and warranties	16,714	14,242

Total liabilities	5,152,077	3,319,086

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 74,811,922 and 74,510,159 common shares, respectively	748	745
Additional paid-in capital	1,483,389	1,479,699
Retained earnings	41,160	97,728

Total shareholders’ equity	1,525,297	1,578,172

Total liabilities and shareholders’ equity	$6,677,374	$4,897,258

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entity (“VIE”) included in total assets and liabilities (the assets of the VIE can only be used to settle liabilities of the VIE):

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Mortgage loans at fair value	$483,876	$527,369
Other assets - interest receivable	1,543	1,651

	$485,419	$529,020

LIABILITIES
Asset-backed secured financing at fair value	$151,489	$165,920
Accounts payable and accrued expenses - interest payable	444	477

	$151,933	$166,397

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net investment income
Interest income
From nonaffiliates	$39,515	$45,380	$76,448	$81,863
From PennyMac Financial Services, Inc.	5,818	3,138	9,570	6,001

	45,333	48,518	86,018	87,864

Interest expense
From nonaffiliates	29,206	21,865	54,952	41,640
From PennyMac Financial Services, Inc.	533	—	533	—

	29,739	21,865	55,485	41,640

Net interest income	15,594	26,653	30,533	46,224
Net gain on mortgage loans acquired for sale	11,175	10,222	21,335	20,193
Loan origination fees	7,279	4,485	12,566	6,841
Net gain on investments:
From nonaffiliates	14,025	80,671	23,719	126,157
From PennyMac Financial Services, Inc.	8,589	(7,537)	2,342	(10,438)

	22,614	73,134	26,061	115,719
Net loan servicing fees	13,017	8,758	21,019	16,179
Results of real estate acquired in settlement of loans	(1,806)	(5,348)	(7,638)	(11,974)
Other	1,892	2,652	3,546	3,969

Net investment income	69,765	120,556	107,422	197,151

Expenses
Expenses earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	15,333	12,433	28,199	21,335
Loan servicing fees	12,136	14,180	22,806	28,771
Management fees	5,779	8,912	12,782	16,986
Compensation	1,389	1,883	4,198	4,825
Professional services	1,662	2,690	3,490	4,421
Other	8,378	7,154	14,679	11,221

Total expenses	44,677	47,252	86,154	87,559

Income before benefit from income taxes	25,088	73,304	21,268	109,592
Benefit from income taxes	(2,983)	(1,907)	(14,311)	(3,492)

Net income	$28,071	$75,211	$35,579	$113,084

Earnings per share
Basic	$0.37	$1.01	$0.46	$1.54
Diluted	$0.36	$0.93	$0.46	$1.44
Weighted-average shares outstanding
Basic	74,683	74,065	74,618	72,803
Diluted	83,480	82,750	74,997	81,535
Dividends declared per share	$0.61	$0.59	$1.22	$1.18

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common shares
	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
	(in thousands)
Balance at December, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	113,084	113,084
Share-based compensation	234	2	2,956	—	2,958
Dividends, $1.18 per share	—	—	—	(87,397)	(87,397)
Issuance of common shares	3,447	34	82,419	—	82,453
Underwriting and offering costs	—	—	(1,052)	—	(1,052)

Balance at June 30, 2014	74,139	$741	$1,468,791	$107,628	$1,577,160

Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	35,579	35,579
Share-based compensation	302	3	3,682	—	3,685
Dividends, $1.22 per share	—	—	—	(92,147)	(92,147)
Issuance of common shares	—	—	8	—	8

Balance at June 30, 2015	74,812	$748	$1,483,389	$41,160	$1,525,297

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$35,579	$113,084
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing	(119)	(537)
Capitalization of interest on mortgage loans at fair value	(20,130)	(30,353)
Accrual of interest on excess servicing spread	(9,570)	(6,001)
Amortization of credit facility commitment fees and debt issuance costs	5,401	4,879
Net gain on mortgage loans acquired for sale	(21,335)	(20,193)
Accrual of costs related to forward purchase agreements	—	(168)
Net gain on investments	(26,061)	(115,719)
Change in fair value, amortization and impairment of mortgage servicing rights	27,497	20,518
Results of real estate acquired in settlement of loans	7,638	11,974
Share-based compensation expense	3,685	2,958
Purchases of mortgage loans acquired for sale at fair value from nonaffiliates	(20,820,811)	(12,345,380)
Purchases of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(10,828)	(1,985)
Repurchases of mortgage loans subject to representation and warranties	(12,972)	(6,621)
Sales and repayments of mortgage loans acquired for sale at fair value to nonaffiliates	5,707,641	4,796,065
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	13,523,345	7,085,859
Increase in servicing advances	(8,870)	(15,218)
(Increase) decrease in due from PennyMac Financial Services, Inc.	(2,541)	2,812
Increase in other assets	(24,223)	(20,716)
Increase (decrease) in accounts payable and accrued liabilities	8,440	(45,366)
(Decrease) increase in payable to PennyMac Financial Services, Inc.	(7,469)	1,036
(Decrease) increase in income taxes payable	(14,710)	3,283

Net cash used in operating activities	(1,660,413)	(565,789)

Cash flows from investing activities
Net decrease in short-term investments	107,483	(12,055)
Purchases of mortgage-backed securities at fair value	(25,129)	(19,638)
Repayments of mortgage-backed securities at fair value	39,744	5,419
Purchases of mortgage loans at fair value	(241,981)	(283,017)
Sales and repayments of mortgage loans at fair value	147,465	397,643
Repayments of mortgage loans under forward purchase agreements at fair value	—	6,413
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(187,287)	(73,393)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	31,083	16,494
Settlements of derivative financial instruments	(10,554)	(9,785)
Purchase of real estate acquired in settlement of loans	—	(3,049)
Sales of real estate acquired in settlement of loans	128,097	76,903
Sales of real estate acquired in settlement of loans under forward purchase agreements	—	5,365
Sale of mortgage servicing rights	376	—
(Increase) decrease in margin deposits and restricted cash	(36,003)	5,454

Net cash (used) provided by investing activities	(46,706)	112,754

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash flows from financing activities
Sales of assets under agreement to repurchase	22,834,050	15,938,914
Repurchases of assets sold under agreements to repurchase	(22,062,255)	(15,276,762)
Sales of mortgage loan participation certificates	2,440,045	—
Repayments of mortgage loan participation certificates	(2,389,653)	—
Issuance of credit risk transfer financing	649,120	—
Federal Home Loan Bank advances	138,400	—
Advances under note payable	192,352	—
Advances under note payable to PennyMac Financial Services, Inc.	71,072	—
Repayments under note payable to PennyMac Financial Services, Inc.	(18,546)	—
Repayments of borrowings under forward purchase agreements	—	(227,866)
Repayments of asset-backed secured financing at fair value	(11,331)	(3,372)
Payments of debt issuance cost and commitment fees	(5,176)	(4,711)
Issuances of common shares	8	82,453
Payments of common share underwriting and offering costs	—	(1,052)
Payments of contingent underwriting fees payable	(688)	(424)
Payments of dividends	(91,967)	(43,654)

Net cash provided financing activities	1,745,431	463,526

Net decrease in cash	38,312	10,491
Cash at beginning of period	76,386	27,411

Cash at end of period	$114,698	$37,902

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

The Company operates in two segments, correspondent production and investment activities:

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, real estate acquired in settlement of loans (“REO”), MBS, mortgage servicing rights (“MSRs”) and excess servicing spread (“ESS”). The Company seeks to maximize the fair value of its acquired distressed mortgage loans through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Reclassification of previously presented balances

In April of 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 specifies that its adoption be made on a retrospective basis. Accordingly, the Company has reclassified its debt issuance costs from Other assets as previously presented to Mortgage loans sold under agreements to repurchase to conform its December 31, 2014 balance sheet to the current presentation. The adoption of ASU 2015-03 did not result in changes to the Company’s previously presented consolidated statements of income or consolidated statements of cash flows.

Following is a summary of the balance sheet reclassifications:

	December 31, 2014
	As reported	As previously reported	Reclassification
	(in thousands)
ASSETS
Other assets	$59,155	$66,193	$(7,038)
Total assets	$4,897,258	$4,904,296	$(7,038)
LIABILITIES
Assets sold under agreements to repurchase	$2,729,027	$2,730,130	$(1,103)
Mortgage loan participation and sale agreement	20,222	20,236	(14)
Exchangeable senior notes	244,079	250,000	(5,921)

Total liabilities	3,319,086	3,326,124	(7,038)
Total liabilities and shareholders’ equity	$4,897,258	$4,904,296	$(7,038)

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

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$—	$27,203	$241,981	$284,403
REO	—	30	—	3,117

	$—	$27,233	$241,981	$287,520

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$—	$26,737	$—	$26,737
REO	—	30	—	68

	$—	$26,767	$—	$26,805

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	June 30, 2015	December 31, 2014
	(in thousands)
Mortgage loans at fair value	$882,881	$943,163
REO	93,171	108,302

	$976,052	$1,051,465

Total holdings of mortgage loans and REO	$3,055,098	$3,030,180

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

The Company recognized these assets and related obligations as of the dates of the forward purchase agreements and recognized all subsequent income and changes in value relating to such assets. As a result of recognizing these assets, the Company’s consolidated statements of income and cash flows for the periods presented include the following amounts related to the forward purchase agreements:

	Quarter ended June 30, 2014	Six months ended June 30, 2014
	(in thousands)
Statements of income:
Interest income	$1,430	$3,584
Interest expense	$783	$2,364
Net gain on investments	$1,743	$803
Net loan servicing fees	$201	$517
Results of REO	$(72)	$(473)
Statements of cash flows:
Repayments of mortgage loans	$1,084	$6,413
Sales of REO	$3,743	$5,365
Repayments of borrowings under forward purchase agreements	$(214,742)	$(227,866)

The Company has no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Correspondent Production Activities

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee expense earned by PLS	$15,333	$12,433	$28,199	$21,335
Unpaid principal balance of loans fulfilled by PLS	$3,579,078	$2,991,764	$6,469,210	$4,911,342
Sourcing fees received from PLS	$2,427	$1,125	$3,848	$2,017
Unpaid principal balance of loans sold to PLS	$8,082,764	$3,748,874	$12,818,138	$6,722,951
Purchases of mortgage loans acquired for sale at fair value from PLS	$2,423	$1,985	$10,828	$1,985
Tax service fees paid to PLS	$1,113	$684	$2,002	$1,050

At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS	$830,330	$304,707

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned by PLS:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$42	$29	$68	$46
Activity-based	59	51	90	77

	101	80	158	123

Distressed mortgage loans:
Base	4,183	4,975	8,215	9,941
Activity-based	3,093	5,746	5,987	12,132

	7,276	10,721	14,202	22,073

MSRs:
Base	4,654	3,323	8,310	6,471
Activity-based	105	56	136	104

	4,759	3,379	8,446	6,575

	$12,136	$14,180	$22,806	$28,771

Average investment in:
Mortgage loans acquired for sale at fair value	$1,014,883	$519,357	$887,660	$428,941

Distressed mortgage loans	$2,295,807	$2,133,587	$2,303,080	$2,042,362

Average mortgage loans servicing portfolio	$35,742,835	$28,230,295	$35,215,677	$27,417,841

Investing and Financing Activities

Following is a summary of investing and financing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Purchases of ESS	$140,875	$52,867	$187,287	$73,393
Interest income from ESS	$5,818	$3,138	$9,570	$6,001
Net gain (loss) on ESS	$7,133	$(10,062)	$(403)	$(14,854)
ESS recapture recognized	$1,456	$2,525	$2,745	$4,415
Repayment of ESS	$18,352	$9,081	$31,083	$16,494
MSR recapture recognized	$—	$1	$—	$9
Advances under note payable to PLS	$71,072	$—	$71,072	$—
Repayment of note payable to PLS	$18,546	$—	$18,546	$—
Interest income from note payable to PLS	$535	$—	$535	$—

On April 30, 2015, PFSI entered into an amendment to a lending facility pursuant to which it may finance certain of its MSRs and servicing advance receivables. Under the terms of the amendment, the maximum loan amount increased from $257 million to $407 million. The $150 million increase was implemented for the purpose of facilitating the financing of excess servicing spread (“ESS”) by the Company. The aggregate loan amount outstanding under the lending facility and relating to advances outstanding with the Company is guaranteed in full by PMT.

In connection with the amendment to the lending facility, the Company and PFSI entered into an underlying loan and security agreement, dated as of April 30, 2015, pursuant to which the Company may borrow up to $150 million from PFSI for the purpose of financing ESS.

The principal amount of the borrowings under the Loan and Security Agreement is based upon a percentage of the market value of the ESS pledged by the Company, subject to the maximum loan amount described above. Pursuant to the underlying loan and security agreement, the Company granted to PFSI a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans.

The Company and PFSI have agreed that the Company is required to repay PFSI the principal amount of such borrowings plus accrued interest to the date of such repayment, and PFSI is required to repay their lender the corresponding amount under the lending facility. The Company is also required to pay PFSI a fee for the structuring of the lending facility in an amount equal to the portion of the corresponding fee paid by PFSI to their lender under the lending facility and allocable to the increase in the maximum loan amount resulting from the ESS financing. The note matures on October 30, 2015 and interest accrues at a rate based on the lender’s cost of funds.

In connection with the initial public offering of PMT’s common shares (“IPO”) on August 4, 2009, the Company entered into an agreement with PCM pursuant to which the Company agreed to reimburse PCM for the $2.9 million payment that it made to the IPO underwriters if the Company satisfied certain performance measures over a specified period (the “Conditional Reimbursement”). Effective February 1, 2013, the Company amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if the Company is required to pay PCM performance incentive fees under the management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the quarter and six months ended June 30, 2015, the Company paid $230,000 and $387,000 to PCM, respectively, compared to $36,000 for the quarter and six months ended June 30, 2014.

The Company has also agreed to pay the IPO underwriters an amount to which it agreed at the time of the offering if the Company satisfies certain performance measures over a specified period. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the quarter and six months ended June 30, 2015, the Company paid $459,000 and 772,000 to the underwriters, respectively, compared to $315,000 and $387,000 for the same periods in 2014.

In the event the termination fee is payable to PCM under the management agreement and PCM and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Other Transactions

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Base	$5,709	$5,838	$11,439	$11,359
Performance incentive	70	3,074	1,343	5,627

Total management fee incurred during the period	$5,779	$8,912	$12,782	$16,986

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

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates (1)	$2,702	$2,691	$5,431	$5,269
Expenses incurred on the Company’s behalf	83	104	462	549

	$2,785	$2,795	$5,893	$5,818

Payments and settlements during the period (2)	$24,114	$14,894	$46,866	$33,280

(1)	For the quarter ended June 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to the Company.
(2)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company and PFSI.

Amounts due to PCM and its affiliates are summarized below:

	June 30,	December 31,
	2015	2014
	(in thousands)
Allocated expenses	$5,893	$6,582
Management fees	5,779	8,426
Servicing fees	3,667	3,457
Conditional Reimbursement	906	1,136
Unsettled ESS investment	—	3,836
Fulfillment fees	—	506

	$16,245	$23,943

Amounts due from PCM and its affiliates totaled $9.3 million and $6.6 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, the balance represents payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled ESS recaptures.

PFSI held 75,000 of the Company’s common shares at both June 30, 2015 and December 31, 2014.

Note 4—Earnings Per Share

Basic earnings per share is determined using the two-class method, under which all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing net income, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the period.

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s exchangeable senior notes (the “Exchangeable Notes”), by the weighted-average common shares outstanding, assuming all potentially dilutive securities were issued. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$28,071	$75,211	$35,579	$113,084
Effect of participating securities—share-based compensation awards	(438)	(433)	(1,015)	(841)

Net income attributable to common shareholders	$27,633	$74,778	$34,564	$112,243

Weighted-average shares outstanding	74,683	74,065	74,618	72,803

Basic earnings per share	$0.37	$1.01	$0.46	$1.54

Diluted earnings per share:
Net income	$27,633	$75,211	$34,564	$113,084
Interest on Exchangeable Notes, net of income taxes	2,121	2,079	—	4,156

Net income attributable to diluted shareholders	$29,754	$77,290	$34,564	$117,240

Weighted-average shares outstanding	74,683	74,065	74,618	72,803

Potentially dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,393	—	8,393
Shares issuable under share-based compensation plan	330	292	379	338

Diluted weighted-average number of shares outstanding	83,480	82,750	74,997	81,535

Diluted earnings per share	$0.36	$0.93	$0.46	$1.44

Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included or excluded that may differ in certain circumstances.

For the six months ended June 30, 2015, approximately 8,467,000 shares issuable pursuant to the exchange feature embedded in the Exchangeable Notes were excluded from the diluted earnings per share calculation as inclusion of the exchange of such shares would have been antidilutive.

Note 5—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its loan transfer and financing activities. These entities are classified as variable interest entities (“VIEs”) for accounting purposes. The Company has segregated its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers that are accounted for as sales where PMT maintains continuing involvement with the mortgage loans, as well as unpaid principal balance information at period end:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash flows:
Proceeds from sales	$3,063,397	$2,763,138	$5,707,641	$4,789,444
Servicing fees received (1)	$22,738	$19,019	$44,641	$34,907
Period end information:
Unpaid principal balance of mortgage loans outstanding	$36,448,945	$29,268,039
Unpaid principal balance of delinquent mortgage loans:
30-89 days delinquent	$129,316	$90,091
90 or more days delinquent
Not in foreclosure	28,805	13,325
In foreclosure or bankruptcy	20,063	11,306

	48,868	24,631

	$178,184	$114,722

(1)	Net of guarantee fees.

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

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs. As of June 30, 2015 and December 31, 2014, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements.

	June 30, 2015			December 31, 2014
			Net			Net
		Gross	amounts		Gross	amounts
		amounts	of assets		amounts	of assets
	Gross	offset	presented	Gross	offset	presented
	amounts	in the	in the	amounts	in the	in the
	of	consolidated	consolidated	of	consolidated	consolidated
	recognized	balance	balance	recognized	balance	balance
	assets	sheet	sheet	assets	sheet	sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$1,426	$—	$1,426	$374	$—	$374
MBS call options	169	—	169	—	—	—
Forward purchase contracts	2,415	—	2,415	3,775	—	3,775
Forward sale contracts	10,844	—	10,844	52	—	52
Put options on interest rate futures	1,659	—	1,659	193	—	193
Call options on interest rate futures	3,557	—	3,557	3,319	—	3,319
Treasury futures contracts	1,210	—	1,210	—	—	—
Netting	—	(11,541)	(11,541)	—	(2,284)	(2,284)

	21,280	(11,541)	9,739	7,713	(2,284)	5,429
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	4,211	—	4,211	5,678	—	5,678

	$25,491	$(11,541)	$13,950	$13,391	$(2,284)	$11,107

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	June 30, 2015				December 31, 2014
		Gross amounts				Gross amounts
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount				Net amount
	of assets				of assets
	presented				presented
	in the		Cash		in the		Cash
	consolidated	Financial	collateral	Net	consolidated	Financial	collateral	Net
	balance sheet	instruments	received	amount	balance sheet	instruments	received	amount
	(in thousands)
Interest rate lock commitments	$4,211	$—	$—	$4,211	$5,678	$—	$—	$5,678
RJ O’Brien & Associates, LLC	4,924	—	—	4,924	3,034	—	—	3,034
Jefferies Group, LLC	1,438			1,438	133	—	—	133
JP Morgan Chase & Co.	973	—	—	973	—	—	—	—
Fannie Mae Capital Markets	712	—	—	712	—	—	—	—
Daiwa Capital Markets	78	—	—	78	29	—	—	29
Credit Suisse First Boston Mortgage Capital LLC	4	—	—	4	253	—	—	253
Bank of America, N.A.	—	—	—	—	738	—	—	738
Morgan Stanley Bank, N.A.	—	—	—	—	104	—	—	104
Other	1,610	—	—	1,610	1,138	—	—	1,138

Total	$13,950	$—	$—	$13,950	$11,107	$—	$—	$11,107

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2015			December 31, 2014
			Net			Net
			amounts			amounts
		Gross amounts	of liabilities		Gross	of liabilities
	Gross	offset	presented	Gross	amounts offset	presented
	amounts	in the	in the	amounts	in the	in the
	of	consolidated	consolidated	of	consolidated	consolidated
	recognized	balance	balance	recognized	balance	balance
	liabilities	sheet	sheet	liabilities	sheet	sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$7,912	$—	$7,912	$34	$—	$34
Forward sales contracts	4,002	—	4,002	6,649	—	6,649
Treasury futures contracts	164	—	164	478	—	478
Netting	—	(9,738)	(9,738)	—	(4,748)	(4,748)

	12,078	(9,738)	2,340	7,161	(4,748)	2,413

Derivatives not subject to master netting arrangements:
Interest rate lock commitments	4,478	—	4,478	17	—	17

	16,556	(9,738)	6,818	7,178	(4,748)	2,430
Assets sold under agreements to repurchase
Amount outstanding	3,501,925	—	3,501,925	2,729,027	—	2,729,027
Unamortized issuance costs	(1,356)	—	(1,356)	(1,117)	—	(1,117)

	3,500,569	—	3,500,569	2,730,144	—	2,730,144

	$3,517,125	$(9,738)	$3,507,387	$2,737,322	$(4,748)	$2,732,575

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

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

	June 30, 2015				December 31, 2014
		Gross amounts				Gross amounts
		not offset in the				not offset in the
		consolidated				consolidated
		balance sheet				balance sheet
	Net amount of				Net amount of
	liabilities				liabilities
	presented				presented
	in the				in the
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$4,478	$—	$—	$4,478	$17	$—	$—	$17
Morgan Stanley Bank, N.A.	273,173	(273,125)	—	48	121,975	(121,975)	—	—
Credit Suisse First Boston Mortgage Capital LLC	858,824	(858,824)	—	—	966,155	(966,155)	—	—
Citibank	1,113,055	(1,113,055)	—	—	797,851	(797,663)	—	188
Bank of America, N.A.	696,438	(696,438)	—	—	508,922	(508,922)	—	—
RBS Securities	—	—	—	—	208,520	(208,520)	—	—
Daiwa Capital Markets	120,436	(120,436)	—	—	126,909	(126,909)	—	—
JPMorgan Chase & Co.	440,047	(440,047)	—	—	—	—	—	—
Other	2,292	—	—	2,292	2,225	—	—	2,225

Total	$3,508,743	$(3,501,925)	$—	$6,818	$2,732,574	$(2,730,144)	$—	$2,430

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

For assets sold under agreements to repurchase, borrowings under forward purchase agreements and the Exchangeable Notes, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$32,417	$—	$—	$32,417
Mortgage-backed securities at fair value	—	287,626	—	287,626
Mortgage loans acquired for sale at fair value	—	2,213,874	—	2,213,874
Mortgage loans at fair value	—	483,876	2,246,944	2,730,820
Excess servicing spread purchased from PFSI	—	—	359,102	359,102
Derivative assets:
Interest rate lock commitments	—	—	4,211	4,211
MBS put options	—	1,426	—	1,426
MBS call options	—	169	—	169
Forward purchase contracts	—	2,415	—	2,415
Forward sales contracts	—	10,844	—	10,844
Treasury futures contracts	1,210	—	—	1,210
Put options on interest rate futures	1,659	—	—	1,659
Call options on interest rate futures	3,557	—	—	3,557

Total derivative assets before netting	6,426	14,854	4,211	25,491
Netting (1)	—	—	—	(11,541)

Total derivative assets after netting	6,426	14,854	4,211	13,950

Mortgage servicing rights at fair value	—	—	57,343	57,343

	$38,843	$3,000,230	$2,667,600	$5,695,132

Liabilities:
Credit risk transfer financing at fair value	$—	$649,120	$—	$649,120
Asset-backed secured financing of the variable interest entity at fair value	—	151,489	—	151,489
Derivative liabilities:
Interest rate lock commitments	—	—	4,478	4,478
Treasury futures	164	—	—	164
Forward purchase contracts	—	7,912	—	7,912
Forward sales contracts	—	4,002	—	4,002

Total derivative liabilities before netting	164	11,914	4,478	16,556
Netting (1)	—	—	—	(9,738)

Total derivative liabilities after netting	164	11,914	4,478	6,818

Total liabilities	$164	$812,523	$4,478	$807,427

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$139,900	$—	$—	$139,900
Mortgage-backed securities at fair value	—	307,363	—	307,363
Mortgage loans acquired for sale at fair value	—	637,722	—	637,722
Mortgage loans at fair value	—	527,369	2,199,583	2,726,952
Excess servicing spread purchased from PFSI	—	—	191,166	191,166
Derivative assets:
Interest rate lock commitments	—	—	5,678	5,678
MBS put options	—	374	—	374
Forward purchase contracts	—	3,775	—	3,775
Forward sales contracts	—	52	—	52
Put options on interest rate futures	193	—	—	193
Call options on interest rate futures	3,319	—	—	3,319

Total derivative assets	3,512	4,201	5,678	13,391
Netting (1)	—	—	—	(2,284)

Total derivative assets after netting	3,512	4,201	5,678	11,107

Mortgage servicing rights at fair value	—	—	57,358	57,358

	$143,412	$1,476,655	$2,453,785	$4,071,568

Liabilities:
Asset-backed secured financing of the variable interest entity at fair value	$—	$165,920	$—	$165,920
Derivative liabilities:
Interest rate lock commitments	—	—	17	17
MBS call options	478	—	—	478
Forward purchase contracts	—	34	—	34
Forward sales contracts	—	6,649	—	6,649

Total derivative liabilities	478	6,683	17	7,178
Netting (1)	—	—	—	(4,748)

Total derivative liabilities	478	6,683	17	2,430

Total liabilities	$478	$172,603	$17	$168,350

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended June 30, 2015
	Mortgage	Excess	Interest	Mortgage
	loans	servicing	rate lock	servicing
	at fair value	spread	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2015	$2,343,382	$222,309	$8,214	$49,448	$2,623,353
Purchases	—	140,874	—	—	140,874
Repayments and sales	(68,190)	(18,352)	—	—	(86,542)
Capitalization of interest	9,922	—	—	—	9,922
Accrual of interest	—	5,819	—	—	5,819
ESS received pursuant to a recapture agreement with PFSI	—	1,319	—	—	1,319
Interest rate lock commitments issued, net	—	—	11,683	—	11,683
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,588	1,588
Changes in instrument-specific credit risk	7,489	—	—		7,489
Other factors	22,579	7,133	(23,411)	6,307	12,608

	30,068	7,133	(23,411)	6,307	20,097

Transfers of mortgage loans to REO	(68,238)	—	—	—	(68,238)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	3,247	—	3,247

Balance, June 30, 2015	$2,246,944	$359,102	$(267)	$57,343	$2,663,122

Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$32,807	$7,133	$(267)	$6,307	$45,980

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Quarter ended June 30, 2014
	Mortgage	Mortgage loans under	Excess	Net interest	Mortgage
	loans	forward purchase	servicing	rate lock	servicing
	at fair value	agreements	spread	commitments (1)	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2014	$2,079,020	$202,661	$151,019	$3,271	$36,181	$2,472,152
Purchases	26,737	466	52,867	—	—	80,070
Repayments and sales	(140,807)	(1,084)	(9,080)	—	—	(150,971)
Capitalization of interest	17,042	1,057	—	—	—	18,099
Accrual of interest	—	—	3,138	—	—	3,138
ESS received pursuant to a recapture agreement with PFSI	—	—	2,362	—	—	2,362
Interest rate lock commitments issued, net	—	—	—	19,158	—	19,158
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	15,385	15,385
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	19,326	1,236	—	—	—	20,562
Other factors	52,525	507	(10,062)	9,563	(4,764)	47,769

	71,851	1,743	(10,062)	9,563	(4,764)	68,331

Transfers of mortgage loans under forward purchase agreements to mortgage loans	201,443	(201,443)	—	—	—	—
Transfers of mortgage loans to REO	(98,785)	—	—	—	—	(98,785)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(3,400)	—	—	—	(3,400)
Transfers of interest rate lock commitments to mortgage loans	—	—	—	(20,905)	—	(20,905)

Balance, June 30, 2014	$2,156,501	$—	$190,244	$11,087	$46,802	$2,404,634

Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$50,613	$—	$(10,062)	$11,088	$(4,764)	$46,875

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six months ended June 30, 2015
	Mortgage	Excess	Interest	Mortgage
	loans	servicing	rate lock	servicing
	at fair value	spread	commitments (1)	rights	Total
			(in thousands)
Assets:
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$57,358	$2,453,768
Purchases	241,981	187,287	—	—	429,268
Repayments and sales	(114,070)	(31,083)	—	—	(145,153)
Capitalization of interest	20,130	—	—	—	20,130
Accrual of interest	—	9,570	—	—	9,570
ESS received pursuant to a recapture agreement with PFSI	—	2,565	—	—	2,565
Interest rate lock commitments issued, net	—	—	31,083	—	31,083
Servicing received as proceeds from sales of mortgage loans	—	—	—	3,495	3,495
Changes in instrument-specific credit risk	19,057	—	—		19,057
Other factors	28,196	(403)	(23,399)	(3,510)	884

	47,253	(403)	(23,399)	(3,510)	19,941

Transfers of mortgage loans to REO	(147,933)	—	—	—	(147,933)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(13,612)	—	(13,612)

Balance, June 30, 2015	$2,246,944	$359,102	$(267)	$57,343	$2,663,122

Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$54,574	$(403)	$(267)	$(3,510)	$50,394

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Six months ended June 30, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
		(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	283,017	1,386	73,393	—	—	357,796
Repayments and sales	(387,430)	(6,413)	(16,494)	—	—	(410,337)
Capitalization of interest	28,553	1,801	—	—	—	30,354
Accrual of interest	—	—	6,001	—	—	6,001
ESS received pursuant to a recapture agreement with PFSI	—	—	3,475	—	—	3,475
Interest rate lock commitments issued, net	—	—	—	31,754	—	31,754
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	27,142	27,142
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	42,629	2,269	—	—		44,898
Other factors	70,080	(1,466)	(14,854)	11,993	(6,792)	58,961

	112,709	803	(14,854)	11,993	(6,792)	103,859

Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—	—	—	—
Transfers of mortgage loans to REO	(162,915)	—	—	—	—	(162,915)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,803)	—	—	—	(9,803)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(33,909)	—	(33,909)

Balance, June 30, 2014	$2,156,501	$—	$190,244	$11,087	$46,802	$2,404,634

Changes in fair value recognized during the period relating to assets still held at June 30, 2014	$73,951	$—	$(14,854)	$11,087	$(6,792)	$63,392

(1)	For purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans held in a consolidated VIE):

	June 30, 2015
		Principal
		amount due
	Fair value	upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$2,212,726	$2,123,424	$89,302
90 or more days delinquent (1)
Not in foreclosure	554	547	7
In foreclosure	594	689	(95)

	1,148	1,236	(88)

	2,213,874	2,124,660	89,214

Other mortgage loans at fair value:
Current through 89 days delinquent	1,239,333	1,495,190	(255,857)
90 or more days delinquent (1)
Not in foreclosure	597,859	839,463	(241,604)
In foreclosure	893,628	1,264,333	(370,705)

	1,491,487	2,103,796	(612,309)

	2,730,820	3,598,986	(868,166)

	$4,944,694	$5,723,646	$(778,952)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

	December 31, 2014
		Principal
		amount due
	Fair value	upon maturity	Difference
		(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$637,518	$610,372	$27,146
90 or more days delinquent (1)
Not in foreclosure	204	255	(51)
In foreclosure	—	—	—

	204	255	(51)

	637,722	610,627	27,095

Other mortgage loans at fair value:
Current through 89 days delinquent	1,191,635	1,452,885	(261,250)
90 or more days delinquent (1)
Not in foreclosure	608,144	875,214	(267,070)
In foreclosure	927,173	1,371,371	(444,198)

	1,535,317	2,246,585	(711,268)

	2,726,952	3,699,470	(972,518)

	$3,364,674	$4,310,097	$(945,423)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2015
	Net gain on
	mortgage
	loans	Net	Net gain	Net loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(23)	(6,702)	—	(6,725)
Mortgage loans acquired for sale at fair value	(5,017)	—	—	—	(5,017)
Mortgage loans at fair value	—	(310)	17,990	—	17,680
Excess servicing spread at fair value	—	—	8,589	—	8,589
Mortgage servicing rights at fair value	—	—	—	6,307	6,307

	$(5,017)	$(333)	$19,877	$6,307	$20,834

Liabilities:
Asset-backed secured financing at fair value	$—	$51	$3,991	$—	$4,042

	$—	$51	$3,991	$—	$4,042

	Quarter ended June 30, 2014
	Net gain on
	mortgage
	loans	Net	Net gain	Net loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	155	4,081	—	4,236
Mortgage loans acquired for sale at fair value	31,202	—	—	—	31,202
Mortgage loans at fair value	—	223	88,029	—	88,252
Mortgage loans under forward purchase agreements at fair value	—	—	1,743	—	1,743
Excess servicing spread at fair value	—	—	(7,537)	—	(7,537)
Mortgage servicing rights at fair value	—	—	—	(4,764)	(4,764)

	$31,202	$378	$86,316	$(4,764)	$113,132

Liabilities:
Asset-backed secured financing at fair value	$(5,175)	$(80)	$—	$—	$(5,255)

	$(5,175)	$(80)	$—	$—	$(5,255)

	Six months ended June 30, 2015
	Net gain on mortgage loans	Net	Net gain	Net loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	63	(5,186)	—	(5,123)
Mortgage loans acquired for sale at fair value	18,064	—	—	—	18,064
Mortgage loans at fair value	—	179	36,977	—	37,156
Mortgage loans under forward purchase agreements at fair value	—	—	—	—	—
Excess servicing spread at fair value	—	—	2,342	—	2,342
Mortgage servicing rights at fair value	—	—	—	(3,510)	(3,510)

	$18,064	$242	$34,133	$(3,510)	$48,929

Liabilities:
Asset-backed secured financing at fair value	$—	$(122)	$3,222	$—	$3,100

	$—	$(122)	$3,222	$—	$3,100

	Six months ended June 30, 2014
	Net gain on
	mortgage
	loans	Net	Net gain	Net loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	188	6,734	—	6,922
Mortgage loans acquired for sale at fair value	49,834	—	—	—	49,834
Mortgage loans at fair value	—	553	140,194	—	140,747
Mortgage loans under forward purchase agreements at fair value	—	—	803	—	803
Excess servicing spread at fair value	—	—	(10,438)	—	(10,438)
Mortgage servicing rights at fair value	—	—	—	(6,792)	(6,792)

	$49,834	$741	$137,293	$(6,792)	$181,076

Liabilities:
Asset-backed secured financing at fair value	$(7,954)	$(204)	$—	$—	$(8,158)

	$(7,954)	$(204)	$—	$—	$(8,158)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$150,121	$150,121
Mortgage servicing rights at lower of amortized cost or fair value	—	—	112,363	112,363

	$—	$—	$262,484	$262,484

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$157,203	$157,203
Mortgage servicing rights at lower of amortized cost or fair value	—	—	91,990	91,990

	$—	$—	$249,193	$249,193

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at estimated fair values on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Real estate asset acquired in settlement of loans	$(6,491)	$(7,942)	$(13,800)	$(12,525)
Mortgage servicing rights at lower of amortized cost or fair value	7,082	(2,224)	703	(2,851)

	$591	$(10,166)	$(13,097)	$(15,376)

Real Estate Acquired in Settlement of Loans

The Company measures its investment in REO at the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured by cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost. Cash is measured using “Level 1” inputs. The Company’s assets sold under agreements to repurchase and mortgage loans participation and sale agreement are classified as “Level 3” financial statement instruments as of June 30, 2015 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, Mortgage loan participation and sale agreement and Credit Risk Transfer financing at fair value approximate the agreements’ carrying values due to the immediate realizability of cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

The Exchangeable Notes are carried at amortized cost. The fair value of the Exchangeable Notes at June 30, 2015 and December 31, 2014 was $233.0 million and $239.0 million, respectively. The fair value of the Exchangeable Notes is estimated using a broker indication of value. The Company has classified the Exchangeable Notes as “Level 3” financial statement items as of June 30, 2015 due to the lack of current market activity and use of a broker’s indication of value to estimate the instrument’s fair value.

Valuation Techniques and Inputs

Most of the Company’s assets and asset-backed financing agreements are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own assumptions about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” financial statement items, the Manager has assigned the responsibility for estimating fair value of these items to specialized staff and subjects the valuation process to significant executive management oversight. The Manager’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” financial statement items other than IRLCs and maintaining its valuation policies and procedures.

With respect to the Level 3 valuations, the FAV group reports to the Manager’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results, and reports those results to the Manager’s senior management valuation committee. The Manager’s senior management valuation committee includes PFSI’s chief executive, financial, operating, credit and asset/liability management officers.

The FAV group is responsible for reporting to the Manager’s senior management valuation committee on a monthly basis on the changes in the valuation of the portfolio, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

With respect to IRLCs, the Manager has assigned responsibility for developing fair values to its capital markets risk management staff. The fair values developed by the capital markets risk management staff are submitted to the Manager’s senior management secondary marketing working group. The Manager’s secondary marketing working group includes PFSI’s chief executive, operating, institutional mortgage banking, capital markets, asset/liability, portfolio risk, and capital markets operations officers.

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” financial statement items:

Mortgage-Backed Securities

The Company’s MBS include Agency and senior non-agency MBS. The Company categorized its MBS as “Level 2” financial statement items. Fair value of Agency and senior non-Agency MBS is estimated based on quoted market prices for the Company’s MBS or similar securities.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” financial statement items. The fair values of mortgage loans acquired for sale at fair value are estimated using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value held outside the VIE and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type or contracted selling price, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.

The valuation process includes the computation by stratum of the mortgage loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the loan valuation.

The results of the estimates of fair value of “Level 3” mortgage loans are reported to the Manager’s valuation committee as part of its review and approval of monthly valuation results.

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective loan’s delinquency status and history at period-end from the later of the beginning of the period or acquisition date.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	June 30, 2015	December 31, 2014
Discount rate
Range	2.3% – 15.0%	2.3% – 15.0%
Weighted average	7.2%	7.7%
Twelve-month projected housing price index change
Range	1.9% – 5.2%	4.0% – 5.3%
Weighted average	3.9%	4.8%
Prepayment speed (1)
Range	0.1% – 5.1%	0.0% – 6.5%
Weighted average	3.6%	3.1%
Total prepayment speed (2)
Range	3.6% – 29.6%	0.0% – 27.9%
Weighted average	20.9%	21.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the mortgage loans underlying the ESS, thereby reducing the fair value of ESS. Reductions in the fair value of ESS affect income primarily through change in fair value.

Interest income for ESS is accrued using the interest method, based upon the expected interest yield from the ESS through the expected life of the underlying mortgages. Changes to expected interest yield result in a change in Interest income on the Company’s consolidated statements of income. Changes to other inputs result in a change to fair value that is recognized in Net gain (loss) on investments on the Company’s consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

	Range
	(Weighted average)
Key inputs	June 30, 2015	December 31, 2014
Unpaid principal balance of underlying mortgage loans (in thousands)	$46,809,508	$28,227,340
Average servicing fee rate (in basis points)	32	31
Average ESS rate (in basis points)	16	16
Pricing spread (1)
Range	1.7% – 12.4%	1.7% – 12.0%
Weighted average	5.0%	5.3%

Life (in years)
Range	0.3 – 7.3	0.4 – 7.3
Weighted average	6.2	5.8

Annual total prepayment speed (2)
Range	7.6% – 74.3%	7.6% – 74.6%
Weighted average	9.7%	11.2%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” financial statement item. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will be purchased as a percentage of the commitments it has made (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate and the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for loans that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	June 30, 2015	December 31, 2014
Pull-through rate
Range	63.6% – 99.9%	65.0% – 98.0%
Weighted average	93.7%	94.9%
MSR value expressed as:
Servicing fee multiple
Range	1.4 – 5.2	0.7 – 5.2
Weighted average	4.4	4.3

Percentage of unpaid principal balance
Range	0.3% – 3.7%	0.2% – 1.3%
Weighted average	1.1%	1.1%

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the interest rate options and futures it purchases and sells based on observed interest rate volatilities in the MBS market. These derivative financial instruments are categorized by the Company as “Level 2” financial statement items.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” financial statement item. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

REO fair values are reviewed by the Manager’s staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PCM’s staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to determine the fair value.

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

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the mortgage loans underlying the MSRs, thereby reducing MSR fair value. Reductions in the fair value of MSRs affect income primarily through change in fair value and impairment charges. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2015		2014
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR and pool characteristics:
MSR recognized	$30,587	$1,589	$13,356	$15,385
Unpaid principal balance of underlying mortgage loans	$3,346,010	$176,404	$1,244,538	$1,458,400
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25

Key inputs:
Pricing spread (1)
Range	6.5% – 13.0%	9.0% – 16.3%	6.3% – 14.3%	8.5% – 10.3%
Weighted average	8.1%	10.1%	8.7%	9.1%

Life (in years)
Range	2.6 – 7.3	2.3 – 7.3	1.3 – 7.3	3.2 – 7.3
Weighted average	6.7	6.8	6.1	7.1

Annual total prepayment speed (2)
Range	7.6% – 28.6%	8.3% – 34.2%	7.6% – 50.9%	8.1% – 25.4%
Weighted average	8.3%	10.6%	10.4%	9.6%

Annual per-loan cost of servicing
Range	$62 – $62	$62 – $62	$68 – $100	$68 – $68
Weighted average	$62	$62	$68	$68

	Six months ended June 30,
	2015		2014
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR and pool characteristics:
MSR recognized	$56,141	$3,495	$22,474	$27,142
Unpaid principal balance of underlying mortgage loans	$5,628,766	$400,057	$2,095,087	$2,550,114
Weighted-average annual servicing fee rate (in basis points)	26	26	25	25

Key inputs:
Pricing spread (1)
Range	6.5% – 17.5%	9.0% – 16.3%	6.3% – 14.3%	8.5% – 12.3%
Weighted average	8.3%	10.6%	8.6%	9.0%

Life (in years)
Range	1.3 – 7.7	2.3 – 7.3	1.1 – 7.3	2.8 – 7.3
Weighted average	6.6	6.3	6.0	7.1

Annual total prepayment speed (2)
Range	7.6% – 51.0%	8.3% – 34.2%	7.6% – 56.4%	8.0% – 25.4%
Weighted average	8.7%	12.3%	10.4%	9.5%

Annual per-loan cost of servicing
Range	$62 – $134	$62 – $62	$68 – $100	$68 – $68
Weighted average	$63	$62	$68	$68

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	cost	value	cost	value
	(Carrying value, unpaid principal balance and effect on fair value amounts in thousands)
MSR and pool characteristics:
Carrying value	$337,394	$57,343	$300,422	$57,358

Unpaid principal balance of underlying mortgage loans	$30,687,534	$5,761,411	$28,006,797	$6,278,676
Weighted-average annual servicing fee rate (in basis points)	26	25	26	25
Weighted-average note interest rate	3.81%	4.77%	3.80%	4.78%

Key inputs:
Pricing spread (1) (2)
Range	6.3% – 17.5%	7.8% – 16.3%	6.3% – 17.5%	8.1% – 16.3%
Weighted average	7.6%	9.7%	7.9%	10.3%
Effect on fair value of a:
5% adverse change	$(6,593)	$(992)	$(5,801)	$(937)
10% adverse change	$(12,968)	$(1,951)	$(11,410)	$(1,845)
20% adverse change	$(25,098)	$(3,779)	$(22,086)	$(3,577)

Weighted average life (in years)
Range	1.7 – 7.3	2.2 – 7.3	1.8 – 7.2	1.8 – 7.2
Weighted average	6.4	6.9	6.4	6.7

Prepayment speed (1) (3)
Range	7.6% – 38.3%	8.0% – 31.4%	7.8% – 47.9%	8.0% – 39.6%
Weighted average	8.4%	10.1%	8.8%	11.4%
Effect on fair value of a:
5% adverse change	$(6,824)	$(1,350)	$(6,166)	$(1,430)
10% adverse change	$(13,437)	$(2,652)	$(12,138)	$(2,803)
20% adverse change	$(26,066)	$(5,116)	$(23,532)	$(5,394)

Annual per-loan cost of servicing
Range	$62 – $134	$62 – $134	$62 – $134	$62 – $134
Weighted average	$62	$62	$62	$62
Effect on fair value of a:
5% adverse change	$(2,063)	$(356)	$(1,807)	$(334)
10% adverse change	$(4,127)	$(711)	$(3,614)	$(668)
20% adverse change	$(8,253)	$(1,422)	$(7,228)	$(1,337)

(1)	The effect on value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	June 30, 2015		December 31, 2014
		Unpaid		Unpaid
	Fair	principal	Fair	principal
	value	balance	value	balance
Loan type	(in thousands)
Conventional:
Agency-eligible (1)	$1,331,950	$1,279,712	$290,007	$277,355
Jumbo	51,594	50,976	138,390	135,008
Acquired for sale to PennyMac Loan Services, LLC — Government insured or guaranteed	830,330	793,972	209,325	198,265

	$2,213,874	$2,124,660	$637,722	$610,628

Mortgage loans pledged to secure assets sold under agreements to repurchase	$1,422,166		$609,608

Mortgage loans pledged to secure mortgage loan participation and sale agreements	$72,819		$20,862

Mortgage loans pledged to secure credit risk transfer financing	$656,377		$—

Mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances	$48,627		$—

(1)	Includes mortgage loans pooled under credit risk transfer financing with a fair value of $656.4 million.

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the unpaid principal balance plus interest earned during the period it holds each such mortgage loan.

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

The Company is also exposed to risk relative to the fair value of its MSRs. The Company is exposed to loss in fair value of its MSRs when interest rates decrease. The Company includes MSRs in its hedging activities.

The Company enters into Eurodollar futures contracts, which settle daily, to economically hedge net fair value changes of MBS at fair value and the related variable rate repurchase agreement liabilities indexed to LIBOR and a portion of fixed-rate mortgage loans at fair value held by its consolidated VIE. The Company uses the Eurodollar futures with the intention of moderating the risk of changing market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its LIBOR-indexed variable interest rate repurchase agreement liabilities.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	June 30, 2015			December 31, 2014
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
			(in thousands)

Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	1,503,814	$4,211	$4,478	695,488	$5,678	$17
Forward sales contracts	3,252,286	10,844	4,002	1,601,282	52	6,649
Forward purchase contracts	2,263,622	2,415	7,912	1,100,700	3,775	34
MBS put options	367,500	1,426	—	340,000	374	—
MBS call options	40,000	169	—	—	—	—
Eurodollar future sale contracts	5,984,000	—	—	7,426,000	—	—
Eurodollar future purchase contracts	—	—	—	800,000	—	—
Treasury future contracts	40,000	1,210	164	85,000	—	478
Call options on interest rate futures	1,135,000	3,557	—	1,030,000	3,319	—
Put options on interest rate futures	1,273,000	1,659	—	275,000	193	—

Total derivative instruments before netting		25,491	16,556		13,391	7,178
Netting		(11,541)	(9,738)		(2,284)	(4,748)

		$13,950	$6,818		$11,107	$2,430

Margin deposits with (collateral received from) derivatives counterparties		$(1,803)			$2,465

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale, MSRs, mortgage loans at fair value held in a VIE and MBS.

	Quarter ended June 30, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	2,958,492	14,047,534	(13,753,740)	3,252,286
Forward purchase contracts	2,132,616	9,885,504	(9,754,498)	2,263,622
MBS put options	190,000	587,500	(410,000)	367,500
MBS call options	—	140,000	(100,000)	40,000
Eurodollar future sale contracts	6,355,000	185,000	(556,000)	5,984,000
Treasury future contracts	85,000	65,000	(110,000)	40,000
Call option on interest rate futures	1,165,000	1,635,000	(1,665,000)	1,135,000
Put options on interest rate futures	1,020,000	1,548,000	(1,295,000)	1,273,000

	Quarter ended June 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	1,777,353	12,037,081	(10,755,830)	3,058,604
Forward sales contracts	2,497,960	15,317,583	(13,629,910)	4,185,633
MBS put options	260,000	412,500	(280,000)	392,500
MBS call options	35,000	95,000	(35,000)	95,000
Eurodollar future sale contracts	6,084,000	336,000	(858,000)	5,562,000
Eurodollar future purchase contracts	—	400,000	(400,000)	—
Treasury future sale contracts	75,000	117,000	(107,000)	85,000
Treasury future purchase contracts	380,000	125,000	(380,000)	125,000
Put options on interest rate futures	90,000	230,000	(90,000)	230,000

	Six months ended June 30, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	1,601,283	23,877,061	(22,226,058)	3,252,286
Forward purchase contracts	1,100,700	16,933,180	(15,770,258)	2,263,622
MBS put options	340,000	992,500	(965,000)	367,500
MBS call options	—	140,000	(100,000)	40,000
Eurodollar future sale contracts	7,426,000	285,000	(1,727,000)	5,984,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future contracts	85,000	161,500	(206,500)	40,000
Call options on interest rate futures	1,030,000	2,275,000	(2,170,000)	1,135,000
Put options on interest rate futures	275,000	2,668,000	(1,670,000)	1,273,000

	Six months ended June 30, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	2,781,066	18,434,899	(18,157,361)	3,058,604
Forward sales contracts	3,588,027	23,986,522	(23,388,917)	4,185,633
MBS put option	55,000	842,500	(505,000)	392,500
MBS call option	110,000	155,000	(170,000)	95,000
Eurodollar future sale contracts	8,779,000	462,000	(3,679,000)	5,562,000
Eurodollar future purchase contracts	—	2,997,000	(2,997,000)	—
Treasury future sale contracts	105,000	220,800	(240,800)	85,000
Treasury future purchase contracts	52,500	562,000	(489,500)	125,000
Put options on interest rate futures	—	380,000	(150,000)	230,000

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Hedged Item	Income statement line	2015	2014	2015	2014
		(in thousands)
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$25,566	$(28,802)	$10,456	$(39,501)
Mortgage servicing rights	Net loan servicing fees	$(16,272)	$4,286	$(5,196)	$4,186
Fixed-rate assets and LIBOR-indexed repurchase agreements	Net gain on investments	$(1,256)	$8,191	$(11,294)	$(13,802)

Note 10—Mortgage Loans at Fair Value

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	June 30, 2015		December 31, 2014
		Unpaid		Unpaid
	Fair	principal	Fair	principal
Loan type	value	balance	value	balance
	(in thousands)
Nonperforming mortgage loans	$1,491,487	$2,103,796	$1,535,317	$2,246,585
Performing mortgage loans:
Fixed interest rate	362,389	482,120	322,704	449,496
Adjustable-rate/hybrid	152,286	184,340	127,405	162,329
Interest rate step-up	240,620	344,418	213,999	323,350
Balloon	162	207	158	210

	755,456	1,011,085	664,266	935,385

Fixed interest rate jumbo loans held in a VIE	483,876	484,105	527,369	517,500

	$2,730,820	$3,598,986	$2,726,952	$3,699,470

Mortgage loans at fair value pledged to secure :
Assets sold under agreements to repurchase	$2,460,678		$2,543,242

FHLB advances	$106,303		$—

Asset-backed secured financing	$377,573		$527,369

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value, excluding mortgage loans held in a VIE securing asset-backed financing:

Concentration	June 30, 2015	December 31, 2014
	(percentages are fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	75%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	50%	55%
Percentage of mortgage loans secured by California real estate	23%	22%
Additional states contributing 5% or more of mortgage loans	New York New Jersey Florida	New York New Jersey Florida

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$317,536	$172,987	$303,228	$138,942
Purchases	—	—	—	3,049
Transfers from mortgage loans at fair value and advances	71,963	105,245	158,078	174,147
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(1,293)	—	(1,293)	—
Transfers from REO under forward purchase agreements	—	12,645	—	12,737
Results of REO:
Valuation adjustments, net	(6,606)	(8,865)	(18,006)	(17,273)
Gain on sale, net	4,800	3,590	10,368	5,772

	(1,806)	(5,275)	(7,638)	(11,501)
Proceeds from sales	(62,122)	(45,131)	(128,097)	(76,903)

Balance at end of period	$324,278	$240,471	$324,278	$240,471

At period end:
REO pledged to secure assets sold under agreements to repurchase	$55,420	$76,258

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$147,631	$31,426

Note 12—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

The Company held no real estate acquired in settlement of loans under forward purchase agreements during the quarter and six months ended June 30, 2015. Following is a summary of the activity in REO under forward purchase agreements during the quarter and six months ended June 30, 2014:

	Quarter ended June 30, 2014	Six months ended June 30, 2014
	(in thousands)
Balance at beginning of period	$13,890	$9,138
Purchases	29	68
Transfers from mortgage loans under forward purchase agreements at fair value and advances	2,542	9,369
Transfers to REO	(12,646)	(12,737)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(294)	(779)
Gain on sale, net	222	306

	(72)	(473)
Proceeds from sales	(3,743)	(5,365)

Balance at end of period	$—	$—

Note 13—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$49,448	$36,181	$57,358	$26,452
Addition resulting from mortgage loan sales	1,589	15,385	3,495	27,142
Change in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	8,088	(3,636)	(107)	(4,868)
Other changes in fair value (2)	(1,782)	(1,128)	(3,403)	(1,924)

	6,307	(4,764)	(3,510)	(6,792)

Balance at end of period	$57,343	$46,802	$57,343	$46,802

MSRs pledged to secure note payable	$57,343	$—

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortized Cost:
Balance at beginning of period	$323,806	$268,450	$308,137	$266,697
MSRs resulting from loan sales	30,587	13,356	56,141	22,474
Amortization	(9,988)	(7,696)	(19,580)	(15,061)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—
Sales	—	—	(293)	—

Balance at end of period	344,405	274,110	344,405	274,110

Valuation Allowance:
Balance at beginning of period	(14,093)	(3,204)	(7,714)	(2,577)
Reductions (Additions)	7,082	(2,224)	703	(2,851)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance at end of period	(7,011)	(5,428)	(7,011)	(5,428)

MSRs, net	$337,394	$268,682	$337,394	$268,682

Estimated fair value at beginning of period	$327,703	$289,934	$322,230	$289,737

Estimated fair value at end of period	$362,908	$289,226

MSRs pledged to secure note payable	$337,394	$—

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the June 30, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Twelve months ended June 30,	amortization
(in thousands)
2015	$35,410
2016	35,115
2017	32,863
2018	30,287
2019	27,621
Thereafter	183,109

Total	$344,405

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Contractually-specified servicing fees	$24,490	$18,234	$46,077	$35,051

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.25%	2.20%	2.25%	2.21%
Average balance	$3,172,806	$2,253,127	$3,061,923	$2,025,678
Total interest expense	$20,210	$15,143	$39,122	$27,682
Maximum daily amount outstanding	$3,511,918	$2,814,572	$3,842,167	$2,814,572

At period end:
Amount outstanding	$3,501,925	$2,702,642
Unamortized debt issuance costs	(1,356)	(887)

Balance	$3,500,569	$2,701,755

Weighted-average interest rate	2.25%	2.09%
Available borrowing capacity:
Committed	$242,310	$344,923
Uncommitted	129,723	828,885

	$372,033	$1,173,808

Margin deposits placed with counterparties	$12,848	$4,469
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$278,305	$198,899
Mortgage loans acquired for sale at fair value	1,422,166	905,044
Mortgage loans at fair value	2,460,678	2,407,821
Real estate acquired in settlement of loans	203,051	107,684

	$4,364,200	$3,619,448

(1)	Excludes the effect of amortization of commitment fees and issuance costs of $2.2 million and $4.9 million for the quarter and six months ended June 30, 2015 and $2.6 million and $5.2 million for the quarter and six months ended June 30, 2014, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at June 30, 2015	Balance
(in thousands)
Within 30 days	$143,919
Over 30 to 90 days	1,329,621
Over 90 days to 180 days	1,096,036
Over 180 days to 1 year	490,783
Over 1 year to 2 year	441,566

$3,501,925

Weighted average maturity (in months)	5.6

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2015:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

		Mortgage loans acquired for sale
		weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$170,684	September 18, 2015	October 30, 2015
Bank of America, N.A.	$442,604	September 19, 2015	January 29, 2016
Morgan Stanley	$15,200	August 22, 2015	December 17, 2015
Citibank, N.A.	$333,424	July 29, 2015	September 7, 2015
JPMorgan Chase & Co.	$177,811	-	January 26, 2017

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Daiwa Capital Markets America Inc.	$5,415	August 2, 2015
JPMorgan Chase & Co.	$3,820	July 29, 2015
Bank of America, N.A.	$12,528	August 16, 2015
Citibank, N.A.	$416	September 30, 2015

The following is a summary of the tangible net worth and minimum required amounts for the Company and certain of its subsidiaries at June 30, 2015 to comply with the debt covenants contained in the borrowing agreements:

	Tangible net worth at June 30, 2015
	Balance	Minimum required
Entity	(in thousands)
PennyMac Mortgage Investment Trust	$1,525,297	$860,000
Operating Partnership	$1,579,016	$700,000
PennyMac Holdings, LLC	$873,495	$250,000
PennyMac Corp	$412,488	$150,000

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

The mortgage loan participation and sale agreement is summarized below:

	Quarter ended June 30, 2015	Six months ended June 30, 2015

	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	1.43%	1.43%
Average balance	$60,363	$52,001
Total interest expense	$266	$473
Maximum daily amount outstanding	$148,032	$148,032
At period end:
Amount outstanding	$70,627
Unamortized debt issuance costs	(15)

Balance	$70,612

Weighted-average interest rate	1.44%
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$72,819

(1)	Excludes the effect of amortization of commitment fees of $47,000 and $99,000 for the quarter and six months ended June 30, 2015.

Note 16—Federal Home Loan Bank Advances

In June 2015, the Company entered into a collateral, pledge, and security agreement with the FHLB with no specified termination date. The Company may request advances up to a maximum of $400.0 million. At June 30, 2015, outstanding advances and the maximum outstanding for the quarter and six-month period then ended were $138.4 million with a weighted average interest rate of 0.24% and maturities of 30 days from the day of the advance. The Company pledged MBS of $9.3 million, mortgage loans at fair value of $106.3 million, and mortgage loans acquired for sale of $48.6 million as collateral for these borrowings. The Company is required to comply with certain financial covenants and must also maintain capital stock of 4%.

Note 17—Credit Risk Transfer Financing

On May 11, 2015, the Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into a credit risk transfer financing arrangement (the “CRT Financing Agreement”) with Fannie Mae, pursuant to which PMC may sell up to $1.1 billion in unpaid principal balance (“UPB”) of pools of mortgage loans while retaining a portion of the credit risk underlying such mortgage loans.

Transfers of mortgage loans subject to the CRT Financing Agreement receive sale accounting treatment upon completion of the CRT Financing Agreement’s aggregation period and the sale to nonaffiliates of the MBS and a related interest-only stripped security resulting from the mortgage loans. At June 30, 2015, the aggregation period had not been completed. Accordingly, transfers of mortgage loans subject to the CRT Financing Agreement were not derecognized from the Company’s consolidated balance sheet and the transfers of mortgage loans subject to the CRT Financing Agreement were accounted for as non-recourse secured financings.

As of June 30, 2015, the Company had pooled all mortgage loans under the CRT Financing Agreement with an aggregate fair value of $656.4 million, which is included in Mortgage loans acquired for sale at fair value on the Company’s consolidated balance sheets and has asset-backed financing with an aggregate fair value of $649.1 million, which is included in Credit risk transfer financing at fair value on the Company’s consolidated balance sheets.

Note 18—Note Payable

On March 31, 2015, the Company, through its wholly-owned subsidiary PennyMac Corp. entered into a Loan and Security Agreement with Citibank, N.A., pursuant to which PMC may finance certain of its mortgage servicing rights relating to mortgage loans pooled into Fannie Mae and/or Freddie Mac MBS in an aggregate loan amount not to exceed $250 million. The note matures on March 29, 2016.

Following is a summary of financial information relating to the note payable:

	Quarter ended	Six months ended
	June 30, 2015	June 30, 2015
	(dollars in thousands)
During the period:
Weighted-average interest rate	4.18%	4.18%
Average balance	$104,797	$52,981
Total interest expense	$994	$994
Maximum daily amount outstanding	$192,352	$192,352
At period end:
Amount outstanding
Balance	$192,352
Weighted-average interest rate	4.18%
Mortgage servicing rights pledged to secure note payable	$394,737

Note 19—Asset-Backed Secured Financing of the Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed secured financing of the VIE:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Weighted-average fair value	$159,236	$165,495	$162,361	$166,190
Interest expense	$1,301	$1,561	$2,885	$3,178
Weighted-average effective interest rate	3.23%	3.73%	3.53%	3.80%

At period end:
Balance	$151,489	$170,201
Interest rate	3.50%	3.50%

The Asset-backed secured financing of the variable interest entity is a non-recourse liability and secured solely by the assets of the consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 20—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of the Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of June 30, 2015, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cash dividends exceeding the dividend threshold amount of $0.57 per share as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Weighted-average unpaid principal balance	$250,000	$250,000	$250,000	$250,000
Interest expense (1)	$3,601	$3,587	$7,198	$7,171
At period end:
Carrying value:
Unpaid principal balance	$250,000	$250,000
Unamortized issuance costs	(5,441)	(6,388)

	$244,559	$243,612

(1)	Total interest expense includes amortization of debt issuance costs of $242,000 and $481,000 during the quarter and six months ended June 30, 2015, respectively, and $228,000 and $453,000 during the quarter and six months ended June 2014, respectively.

Note 21—Borrowings under Forward Purchase Agreements

There were no borrowings under forward purchase agreements during the quarter and six months ended June 30, 2015. Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended June 30, 2014	Six months ended June 30, 2014
	(dollars in thousands)
During the period:
Weighted-average effective interest rate	2.82%	2.84%
Weighted-average balance	$109,793	$165,471
Interest expense	$783	$2,363
Maximum daily amount outstanding	$226,847	$226,847
At period end:
Balance	$—
Interest rate	0.00%
Fair value of underlying loans and REO	$—

Note 22—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$15,379	$10,854	$14,242	$10,110
Provision for losses	1,419	1,022	2,344	1,766
Losses incurred	(84)	—	(102)	—
Recoveries	—	—	230	—

Balance, end of period	$16,714	$11,876	$16,714	$11,876

Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$37,431,575	$29,806,058

Note 23—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2015, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

June 30, 2015
(in thousands)
Commitments to purchase mortgage loans:
Mortgage loans acquired for sale at fair value	$1,503,814

Note 24—Shareholders’ Equity

At June 30, 2015, the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM. During the quarter ended June 30, 2015, the Company did not sell any common shares under the agreement.

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

Note 25—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$82	$172	$302	$324
Mortgage-backed securities	2,505	1,961	5,139	3,722
Mortgage loans acquired for sale at fair value	10,315	5,574	17,416	9,199
Mortgage loans at fair value	22,171	30,813	43,725	54,099
Mortgage loans at fair value held by VIE	4,429	5,418	9,842	10,913
Mortgage loans under forward purchase agreements	—	1,430	—	3,584
Other	13	12	24	22

	39,515	45,380	76,448	81,863
From PennyMac Financial Services, Inc:
Excess servicing spread purchased from PFSI, at fair value	5,818	3,138	9,570	6,001

	45,333	48,518	86,018	87,864

Interest expense:
From nonaffiliates:
Assets sold under agreements to repurchase	20,208	15,143	39,120	27,682
Mortgage loans participation and sale agreement	266	—	473	—
Credit risk transfer financing at fair value	1,113	—	1,113	—
Asset-backed secured financing	1,301	1,561	2,884	3,178
Federal Home Loan Bank advances	2	—	2	—
Exchangeable senior notes	3,601	3,587	7,198	7,171
Borrowings under forward purchase agreements	—	783	—	2,363
Note payable	994	—	994	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,291	461	2,464	700
Interest on mortgage loan impound deposits	430	330	704	546

	29,206	21,865	54,952	41,640
From PennyMac Financial Services, Inc:
Note payable to PennyMac Financial Services, Inc.	533	—	533	—

	29,739	21,865	55,485	41,640

Net interest income	$15,594	$26,653	$30,533	$46,224

Note 26—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Sales proceeds, net	$(51,218)	$(3,173)	$(58,762)	$(6,067)
Hedging activities	18,713	(18,749)	6,186	(22,299)

	(32,505)	(21,922)	(52,576)	(28,366)

Non cash gain:
Receipt of MSRs in loan sale transactions	32,176	28,741	59,636	49,616
Provision for losses relating to representations and warranties provided in loan sales	(1,419)	(1,022)	(2,344)	(1,766)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	(8,481)	7,816	(5,927)	9,838
Mortgage loans	14,551	6,660	18,277	8,073
Hedging derivatives	6,853	(10,051)	4,269	(17,202)

	12,923	4,425	16,619	709

	$11,175	$10,222	$21,335	$20,193

Note 27—Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net gain (loss) on investments:
From nonaffiliates:
Mortgage-backed securities	$(6,702)	$4,265	$(5,186)	$6,917
Mortgage loans	30,068	73,595	47,254	113,512
Mortgage loans held in a VIE	(12,077)	16,177	(10,277)	27,484
Asset-backed secured financing	3,991	(5,175)	3,222	(7,954)
Hedging derivatives	(1,255)	(8,191)	(11,294)	(13,802)

	14,025	80,671	23,719	126,157
From PennyMac Financial Services, Inc:
Excess servicing spread purchased from PFSI	8,589	(7,537)	2,342	(10,438)

	$22,614	$73,134	$26,061	$115,719

Note 28—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Servicing fees (1)	$25,887	$19,156	$48,516	$36,688
MSR recapture fee receivable from PFSI	—	1	—	9
Effect of MSRs:
Carried at lower of amortized cost or fair value Amortization	(9,987)	(7,696)	(19,580)	(15,061)
Reversal of (provision for) impairment	7,082	(2,224)	703	(2,851)
Gain on sale	—	—	83	—
Carried at fair value - change in fair value	6,307	(4,764)	(3,510)	(6,792)
(Losses) gains on hedging derivatives	(16,272)	4,285	(5,193)	4,186

	(12,870)	(10,399)	(27,497)	(20,518)

Net loan servicing fees	$13,017	$8,758	$21,019	$16,179

Average servicing portfolio	$35,742,835	$28,230,295	$35,215,677	$27,417,841

(1)	Includes contractually specified servicing and ancillary fees.

Note 29—Share-Based Compensation Plans

On June 30, 2015 and 2014, the Company had one share-based compensation plan. The Company recognized compensation expense of $1.1 million and $3.7 million for the quarter and six months ended June 30, 2015, compared to $1.6 million and $4.1 million for the same periods in 2014. The Company granted 294,684 and 300,131 restricted share units with a grant date fair value of $6.3 million and $6.0 million during the six months ended June 30, 2015 and the quarter and six months ended June 30, 2014, respectively. No restricted share units were granted during the quarter ended June 30, 2015. The Company had vestings of 226,700 and 301,763 restricted share units during the quarter and six months ended June 30, 2015, compared to 149,529 and 230,216 units for the same periods in 2014.

Note 30—Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Common overhead allocation from PFSI (1)	$2,546	$2,638	$4,937	$5,216
Servicing and collection costs	3,182	3,114	4,627	3,745
Loan origination	1,176	397	2,129	435
Insurance	302	252	675	491
Technology	311	227	603	474
Other expenses	861	526	1,708	860

	$8,378	$7,154	$14,679	$11,221

(1)	For the quarter ended June 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to the Company.

Note 31—Income Taxes

The Company had a tax benefit of $3.0 million and $14.3 million for the quarter and six months ended June 30, 2015, as compared to a tax benefit of $1.9 million and $3.5 million for the same periods in 2014. The Company’s effective tax rate is (11.9)% and (67.3)% for the quarter and six months ended June 30, 2015, as compared to (2.6)% and (3.2)% for the same periods in 2014. The increase in the Company’s tax benefit is due primarily to an increased loss incurred at the Company’s taxable REIT subsidiary for the quarter and six months ended June 30, 2015 as compared to the same periods in 2014. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the fair value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Quarter ended June 30, 2015	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$11,175	$—	$—	$11,175
Net gain on investments	—	22,614	—	22,614
Net interest income
Interest income	8,997	36,336	—	45,333
Interest expense	(4,763)	(24,976)	—	(29,739)

	4,234	11,360	—	15,594
Net loan servicing fees	—	13,017		13,017
Other income (loss)	7,352	13	—	7,365

	22,761	47,004	—	69,765

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	15,785	17,463	—	33,248
Other	1,754	9,675	—	11,429

	17,539	27,138	—	44,677

Pre-tax income	$5,222	$19,866	$—	$25,088

Total assets at period end	$2,243,570	$4,433,804	$—	$6,677,374

Quarter ended June 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$10,222	$—	$—	$10,222
Net gain on investments	—	73,134	—	73,134
Net interest income
Interest income	5,585	44,434	(1,501)	48,518
Interest expense	(4,881)	(18,485)	1,501	(21,865)

	704	25,949	—	26,653
Net loan servicing fees	—	8,758		8,758
Other income (loss)	4,485	(2,696)	—	1,789

	15,411	105,145	—	120,556

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	12,749	22,776	—	35,525
Other	265	11,462	—	11,727

	13,014	34,238	—	47,252

Pre-tax income	$2,397	$70,907	$—	$73,304

Total assets at period end	$927,849	$3,941,896	$—	$4,869,745

Six months ended June 30, 2015	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$21,335	$—	$—	$21,335
Net gain on investments	—	26,061	—	26,061
Net interest income
Interest income	16,109	69,909	—	86,018
Interest expense	(8,583)	(46,902)	—	(55,485)

	7,526	23,007	—	30,533
Net loan servicing fees	—	21,019		21,019
Other income (loss)	12,703	(4,229)	—	8,474

	41,564	65,858	—	107,422

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	28,956	34,831	—	63,787
Other	2,938	19,429	—	22,367

	31,894	54,260	—	86,154

Pre-tax income	$9,670	$11,598	$—	$21,268

Total assets at period end	$2,243,570	$4,433,804	$—	$6,677,374

Six months ended June 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$20,193	$—	$—	$20,193
Net gain on investments	—	115,719	—	115,719
Net interest income
Interest income	9,220	81,032	(2,388)	87,864
Interest expense	(8,536)	(35,492)	2,388	(41,640)

	684	45,540	—	46,224
Net loan servicing fees	—	16,179	—	16,179
Other income (loss)	6,841	(8,005)	—	(1,164)

	27,718	169,433	—	197,151

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	21,821	45,271	—	67,092
Other	353	20,114	—	20,467

	22,174	65,385	—	87,559

Pre-tax income	$5,544	$104,048	$—	$109,592

Total assets at period end	$927,849	$3,941,896	$—	$4,869,745

Note 33—Supplemental Cash Flow Information

	Six months ended June 30,
	2015	2014
	(in thousands)
Cash paid for interest	$53,449	$50,926
Income tax paid (refund)	$401	$(6,775)
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$158,078	$174,147
Purchase of mortgage loans financed through forward purchase agreements	$—	$1,386
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$—	$205,903
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$—	$9,369
Receipt of MSRs as proceeds from sales of loans	$59,636	$49,616
Purchase of REO financed through forward purchase agreements	$—	$68
Receipt of ESS pursuant to recapture agreement with PFSI	$2,565	$3,475
Transfer of REO under forward purchase agreements to REO	$—	$12,737
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$—	$1,386
Purchase of REO financed through forward purchase agreements	$—	$68
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$1,548	$—
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$24,972	$2,123
Dividends payable	$46,074	$43,743

Note 34—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which are a minimum net worth of $61.3 million and $35.8 million, respectively. Management believes that PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirements as of June 30, 2015.

Note 35—Recently Issued Accounting Pronouncements

In April of 2015, the FASB issued ASU No. 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 should be applied on a retrospective basis and is effective for the Company for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.

The Company adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, the Company reclassified $6.8 million in debt issuance costs from Other assets and allocated such costs in the amount of $1.3 million to Mortgage loans sold under agreements to repurchase; $15,000 to Mortgage loan participation and sale agreement; and $5.4 million to Exchangeable senior notes. There were no changes to the Company’s consolidated statements of income or consolidated statements of cash flows as a result of the Company’s adoption of ASU 2015-03.

Note 36—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On July 27, 2015, the Company, through PennyMac Corp., entered into an amendment to its master repurchase agreement with Morgan Stanley Bank, N.A. (“Morgan Stanley”). The primary purpose of the amendment was to temporarily increase the maximum aggregate transaction limit from $300 million to $400 million, until December 1, 2015, with such $100 million increase on an uncommitted basis. The Company, through PMC, is required to pay Morgan Stanley certain costs and expenses associated with the preparation of the amendment. All other terms and conditions of the repurchase agreement remain the same in all material respects.

•	On July 31, 2015, the Company, through the Operating Partnership, entered into an amendment to its master repurchase agreement with Bank of America, N.A (“BANA”). The primary purpose of the amendment was to temporarily increase the maximum aggregate transaction limit from $550 million to $650 million, until September 30, 2015, with such $100 million increase on an uncommitted basis. The Company, through the Operating Partnership, is required to pay BANA a facility fee relating to the increase in the aggregate transaction limit, as well as certain other costs and expenses associated with the preparation of the amendment. All other terms and conditions of the repurchase agreement remain the same in all material respects.

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

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and six months ended June 30, 2015 we acquired distressed mortgage loans with fair values totaling $242.0 million, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO, totaling $128.7 million and $240.5 million, respectively. During the quarter and six months ended June 30, 2014 we acquired distressed mortgage loans with fair values totaling $27.2 million and $287.5 million, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $187.0 million and $470.7 million, respectively.

During the quarter and six months ended June 30, 2015, we purchased newly originated prime credit quality loans with fair values totaling $12.5 billion and $20.8 billion, respectively, in furtherance of our correspondent production business compared to $7.3 billion and $12.3 billion for the quarter and six months ended June 30, 2014, respectively. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the FHA or insured or guaranteed by the VA or USDA, we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the mortgage loan prior to the sale to PLS. We received sourcing fees totaling $2.4 million and $3.8 million relating to $8.5 billion and $13.5 billion of mortgage loans at fair value that we sold to PLS for the quarter and six months ended June 30, 2015, respectively, compared to $1.1 million and $2.0 million relating to $3.7 billion and $6.7 billion of loans at fair value that we sold to PLS for the quarter and six months ended June 30, 2014, respectively.

We supplement these activities through participation in other mortgage-related activities, which are in various stages of analysis, planning or implementation, including:

•	Acquisition of excess servicing spread (“ESS”) from mortgage servicing rights (“MSRs”) acquired by PLS. We believe that ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS. In addition, ESS can offset against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the quarter and six months ended June 30, 2015, we purchased ESS with fair values totaling $140.9 million and $187.3 million, respectively, and received $1.3 million and $2.6 million, respectively, pursuant to a recapture agreement with PFSI. During the quarter and six months ended June 30, 2014, we purchased ESS with fair values totaling $52.9 million and $73.4 million, respectively, and received $2.4 million and $3.5 million, respectively, pursuant to a recapture agreement with PFSI.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the quarter and six months ended June 30, 2015, we received MSRs with fair values at initial recognition totaling $32.1 million and $59.6 million, respectively, compared to $28.7 million and $49.6 million during the quarter and six months ended June 30, 2014.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $25.1 million during the quarter and six months ended June 30, 2015.

•	Acquisition of small balance (typically under $10 million) commercial mortgage loans.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated loans.

•	Investing in the credit risk on mortgage loans we deliver to the Agencies. In July of 2015, we completed the delivery of $1.1 billion of mortgage loans into a credit risk transfer transaction through which we will receive a participation in the credit risk of the mortgage loans we delivered. Our interest will be in the form of a certificated security that can be efficiently financed.

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

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow as reflected in recent economic data. During the second quarter of 2015, real U.S. gross domestic product expanded at an annual rate of 2.3% compared to a 4.6% increase for the second quarter of 2014 and a revised 0.6% increase for the first quarter of 2015. The national unemployment rate was 5.3% at June 30, 2015 compared to 5.5% at March 31, 2015 and 6.1% at June 30, 2014. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the first quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 6.14%, a reduction from 7.81% during the first quarter of 2014.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for June 2015 was 9.6% higher than for June 2014, and the national median existing home price for all housing types was $236,400, a 6.5% increase from June 2014. On a national level, foreclosure filings during June of 2015 increased by 9% as compared to June of 2014. Foreclosure activity is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.65% to a high of 4.09% during the second quarter of 2015 while during the second quarter of 2014, thirty-year fixed mortgage interest rates ranged from a low of 4.12% to a high of 4.41% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey). Attachment

Mortgage lenders originated an estimated $445 billion of home loans during the second quarter of 2015, up 52% from the second quarter of 2014. Although the low interest rate environment in the first quarter of 2015 led to an increase in the volume of borrowers seeking to refinance, we expect purchase-money loans to constitute a greater proportion of mortgage originations in the future. Mortgage originations are forecast to remain relatively flat, with current industry estimates for 2015 totaling $1.4 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable. In our correspondent production business we continue to see increased competition from new and existing market participants.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans, however current investor demand from institutional investors and large banks remains limited. The prime jumbo MBS securitization market was active during the second quarter of 2015, with issuances totaling $2.8 billion in UPB as compared with $1.2 billion during the second quarter of 2014. During the second quarter of 2015, we produced approximately $26 million in UPB of jumbo loans compared to $81 million in UPB of jumbo loans produced during the second quarter of 2014.

Our Manager continues to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2014, the pool of sellers expanded to include new programmatic sellers, such as HUD and Freddie Mac. During the second quarter of 2015, our Manager reviewed 24 mortgage loan pools totaling approximately $7.3 billion in UPB. This compares to our Manager’s review of 43 mortgage loan pools totaling approximately $10.4 billion in UPB during the second quarter of 2014. During the six months ended June 30, 2015, we acquired distressed loans with fair value totaling $242 million compared to $287.5 million during the same period in 2014. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective in making new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)
Net investment income	$69,765	$120,556	$107,422	$197,151
Expenses	44,677	47,252	86,154	87,559
Benefit from income taxes	(2,983)	(1,907)	(14,311)	(3,492)

Net income	$28,071	$75,211	$35,579	$113,084

Pre-tax income by segment:
Correspondent production	$5,222	$2,397	$9,670	$5,544
Investment activities	19,866	70,907	11,598	104,048

	$25,088	$73,304	$21,268	$109,592

Earnings per share:
Basic	$0.37	$1.01	$0.46	$1.54
Diluted	$0.36	$0.93	$0.46	$1.44
Dividends per share:
Declared & paid	$0.61	$0.59	$1.22	$1.18
Investment activities:
Distressed mortgage loans and REO:
Purchases	$—	$27,233	$241,981	$287,520
Cash proceeds from liquidation activities	$128,657	$200,764	$240,538	$486,324
MBS:
Purchases	$—	$19,638	$25,129	$19,638
Cash proceeds from repayment and sales	$21,942	$3,441	$39,744	$5,419
ESS:
Purchases from PFSI	$140,875	$52,867	$187,287	$73,393
Cash proceeds from repayments	$18,352	$9,081	$31,083	$16,494
Per share prices during the period:
High	$21.76	$24.15	$22.99	$24.44
Low	$17.43	$20.78	$17.43	$20.78
At period end	$17.43	$21.94	$17.43	$21.94
At period end:
Total assets	$6,677,374	$4,869,745
Book value per share	$20.39	$21.27

During the quarter and six months ended June 30, 2015, we recorded net income of $28.1 million and $35.6 million, or $0.36 and $0.46 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2015 reflects net interest income of $15.6 million and $30.5 million, supplemented by net gains on our investments in financial instruments totaling $33.8 million and $47.4 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $15.1 and $32.3 million of valuation gains on mortgage loans at fair value and mortgage loans at fair value held by variable interest entity (“VIE”). During the quarter and six months ended June 30, 2015, we purchased $12.5 billion and $20.8 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $11.2 million and $21.3 million, including $32.2 million and $59.6 million of MSRs retained upon securitization or sale of such loans. At June 30, 2015, we held mortgage loans acquired for sale with fair values totaling $2.2 billion, including $830.3 million that were pending sale to PLS.

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

Our net income decreased during the quarter and six months ended June 30, 2015 compared to the quarter and six months ended June 30, 2014 primarily due to a decrease in pretax income in our investment activities segment. During the quarter ended June 30, 2015, we recognized net investment income totaling approximately $47.0 million in our investment activities segment, a decrease of $58.1 million, or 55%, from $105.1 million during the quarter ended June 30, 2014. During the six months ended June 30, 2015, we recognized net investment income totaling approximately $65.8 million in our investment activities segment, a decrease of $103.6 million, or 61%, from $169.4 million during the quarter ended June 30, 2014. In our investment activities, our average investment portfolio was approximately $3.5 billion during the quarter ended June 30, 2015, an increase of $180.8 million, or 5.5%, over the quarter ended June 30, 2014.

In our correspondent production activities, we received proceeds of $3.7 billion and $5.7 billion during the quarter and six months ended June 30, 2015, respectively, from the sale of mortgage loans to non-affiliates. We issued $4.4 billion and $7.9 billion of IRLCs relating to Agency and jumbo mortgage loans during the quarter and six months ended June 30, 2015, an increase of $738.0 million, or 20%, and an increase of $2.0 billion, or 34%, from the same periods in 2014. We sold approximately 30% more loans to nonaffiliates during the quarter ended June 30, 2015 as compared to the same period in 2014 but our net gain on mortgage loans acquired for sale decreased by $10.2 million, or 48%. The increased demand for mortgage loans notwithstanding, continuing competition in the conventional conforming mortgage market has decreased margins in our net gain on mortgage loans acquired for sale.

Net Investment Income

During the quarter and six months ended June 30, 2015, we recorded net investment income of $69.8 million and $107.4 million, respectively, comprised primarily of net interest income of $15.6 million and $30.5 million, $11.2 million and $21.3 million of net gain on mortgage loans acquired for sale, $13.0 million and $21.0 million of net loan servicing fees, $7.3 million and $12.6 million of loan origination fees, and $22.6 million and $26.1 million of net gain on investments, partially offset by losses from results of REO of $1.8 million and $7.6 million. During the quarter and six months ended June 30, 2014, we recorded net investment income of $120.6 million and $197.2 million, respectively, comprised primarily of net gain on investments of $73.1 million and $115.7 million, supplemented by $26.7 million and $46.2 million of net interest income, $10.2 million and $20.2 million of net gain on mortgage loans acquired for sale, $8.8 million and $16.2 million of net loan servicing fees, and $4.5 million and $6.8 million of loan origination fees, partially offset by $5.3 million and $12.0 million of losses from results of REO, respectively

Net investment income includes non-cash fair value adjustments. Because we have elected to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value and ESS) at fair value, a substantial portion of the income we record with respect to such assets results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs and the derivatives we use to hedge our financial assets and liabilities and MSRs, non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans, accrual of unearned discounts relating to mortgage loans held in a consolidated VIE and amortization of issuance costs and premiums relating to our asset-backed financings.

The amounts of non-cash fair value and interest income adjustments are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	$14,551	$6,660	$18,277	$8,073
IRLCs	(8,481)	7,816	(5,927)	9,838
Hedging derivatives	6,853	(10,051)	4,269	(17,202)

	12,923	4,425	16,619	709

Net interest income
Capitalization of interest pursuant to mortgage loan modifications	9,921	17,883	20,130	30,353
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(287)	223	116	553

	9,634	18,106	20,246	30,906

Net gain (loss) on investments
Mortgage-backed securities:
Agency	(4,288)	4,081	(3,180)	6,734
Non Agency	(2,414)	184	(2,007)	184
Mortgage loans:
at fair value	27,175	61,869	42,602	96,421
at fair value held in a variable interest entity	(12,078)	16,177	(10,277)	27,484
at fair value under forward purchase agreements	—	1,842	—	463
Excess servicing spread	8,589	(7,537)	2,342	(10,438)
Asset-backed secured financing	3,991	(5,175)	3,222	(7,954)

	20,975	71,441	32,702	112,894
Net loan servicing fees - MSR valuation adjustments	15,170	(5,860)	680	(7,720)

	$58,702	$88,112	$70,247	$136,789

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occurs on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade. With respect to MSRs and ESS, negative valuation adjustments generally arise from increased prepayment expectations. To the extent that such expectations result from decreasing interest rates, increased loan production and recapture of MSRs and ESS may occur.

The following table illustrates the net gain in fair value that we accumulated over the period during which we owned the liquidated mortgage loan investments and REO, as compared to the proceeds actually received and the additional net gain realized upon liquidation of such assets:

	Quarter ended June 30,
	2015			2014
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$66,535	$7,108	$2,893	$142,255	$27,580	$9,883
REO	62,122	2,089	4,800	48,874	3,229	3,811

	$128,657	$9,197	$7,693	$191,129	$30,809	$13,694

	Six months ended June 30,
	2015			2014
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$112,440	$12,729	$4,651	$394,316	$80,822	$16,629
REO	128,098	3,051	10,368	82,268	6,202	6,078

	$240,538	$15,780	$15,019	$476,584	$87,024	$22,707

(1)	For the quarter and six months ended June 30, 2015, the amounts include sales of reperforming mortgage loans with sale proceeds of $939,000, accumulated losses of $186,000, and $284,000 loss on liquidation, respectively. For the quarter and six months ended June 30, 2014, the amounts include sales of reperforming mortgage loans with sale proceeds of $70.3 million and $264.3 million, accumulated gains of $18.6 million and $62.8 million, and $2.4 million and $3.5 million gain on liquidation, respectively.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets, which may be substantial depending on the collection status of the loan at acquisition on our success in working with the borrower to resolve the distress in the loan and the amount of time we hold such asset. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, include direct transaction costs incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred aggregate servicing and activity fees of $4.4 million and $10.1 million with respect to assets liquidated during the quarter and six months ended June 30, 2015, respectively, compared to $3.1 million and $8.1 million for the quarter and six months ended June 30, 2014.

The decrease in net investment income during the quarter ended June 30, 2015 as compared to the quarter ended June 30, 2014 primarily reflects the decrease in net fair value gains in our investments in mortgage loans at fair value, along with losses recognized on our investment in MBS and mortgage loans held by VIE partially offset by increased gains in our investment in ESS. Decreases in gain on our investments in mortgage loans are due to moderation in both actual and projected real estate values relating to the properties securing our distressed loans, reduced appreciation of our performing mortgage loans resulting from observed increased market place demand, and slower than expected transitions of loans toward resolution as compared to the quarter ended June 30, 2014.

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2015
	Interest income/expense				Annualized %
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$10,315	$—	$10,315	$1,014,883	4.02%
Investment activities:
Short-term investments	82	—	82	46,542	0.70%
Mortgage -backed securities:
Agency	1,545	(4)	1,541	185,932	3.28%
Non-Agency prime jumbo	983	(19)	964	117,694	3.24%

	2,528	(23)	2,505	303,626	3.26%

Mortgage loans:
at fair value	22,171	—	22,171	2,295,807	3.82%
at fair value held by variable interest entity	4,739	(310)	4,429	504,309	3.47%

	26,910	(310)	26,600	2,800,116	3.76%
Excess servicing spread from affiliates	5,818	—	5,818	311,579	7.39%

Total investment activities	35,338	(333)	35,005	3,461,863	4.00%
Other	13	—	13	—

	$45,666	$(333)	$45,333	$4,476,746	4.01%

Liabilities:
Assets sold under agreements to repurchase	$18,032	$2,176	$20,208	$3,171,653	2.52%
Mortgage loans participation and sale agreement	219	47	266	60,363	1.74%
Credit risk transfer financing at fair value	1,113	—	1,113	—	—%
Federal Home Loan Bank advances	2	—	2	1,154	.24%
Asset-backed secured financing	1,353	(52)	1,301	159,236	3.23%
Exchangeable senior notes	3,359	242	3,601	250,000	5.70%

	24,078	2,413	26,491	3,642,406	2.88%

Note payable	641	353	994	104,797	3.75%
Note payable to PennyMac Financial Services, Inc	—	533	533	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,291	—	1,291	—
Interest on mortgage loan impound deposits	430	—	430	—

	26,440	3,299	29,739	$3,747,203	3.02%

Net interest income	$19,226	$(3,632)	$15,594

Net interest margin					1.38%
Net interest spread					0.98%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Quarter ended June 30, 2014
	Interest income/expense				Annualized %
		Discount/		Average	interest
	Coupon	fees(1)	Total	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$5,574	$—	$5,574	$519,357	4.25%
Investment activities:
Short-term investments	172	—	172	136,116	0.50%
Mortgage-backed securities
Agency	1,712	83	1,795	199,395	3.56%
Non-Agency prime jumbo	95	71	166	19,668	3.34%

	1,807	154	1,961	219,063	3.54%
Mortgage loans:
at fair value	30,813	—	30,813	2,133,587	5.71%
at fair value held by variable interest entity	5,195	223	5,418	537,752	3.99%
under forward purchase agreements at fair value	1,430	—	1,430	99,067	5.71%

	37,438	223	37,661	2,770,406	5.38%
Excess servicing spread	3,139	—	3,139	155,515	7.98%

Total investment activities	42,556	377	42,933	3,281,100	5.18%

Other	11	—	11	—

	$48,141	$377	$48,518	$3,800,457	5.05%

Liabilities:
Assets sold under agreements to repurchase	$12,547	$2,596	$15,143	$2,253,127	2.66%
Borrowings under forward purchase agreements	783	—	783	109,793	2.82%
Asset backed secured financing	1,481	80	1,561	165,495	3.73%
Exchangeable senior notes	3,359	228	3,587	250,000	5.68%

	18,170	2,904	21,074	2,778,415	3.03%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	461		461	—
Interest on mortgage loan impound deposits	330	—	330	—

	18,961	2,904	21,865	$2,778,415	3.11%

Net interest income	$29,180	$(2,527)	$26,653

Net interest margin					2.77%
Net interest spread					1.94%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Six months ended June 30, 2015
	Interest income/expense				Annualized %
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$17,416	$—	$17,416	$887,660	3.90%
Investment activities:
Short-term investments	302	—	302	67,961	0.88%
Mortgage -backed securities:
Agency	3,161	58	3,219	190,207	3.37%
Non-Agency prime jumbo	1,915	5	1,920	115,204	3.31%

	5,076	63	5,139	305,411	3.35%

Mortgage loans:
at fair value	43,725	—	43,725	2,303,080	3.78%
at fair value held by variable interest entity	9,663	179	9,842	514,879	3.80%

	53,388	179	53,567	2,817,959	3.78%
Excess servicing spread from affiliates	9,570	—	9,570	255,899	7.44%

Total investment activities	68,336	242	68,578	3,447,230	3.96%
Other	24	—	24	—

	$85,776	$242	$86,018	$4,334,890	3.95%

Liabilities:
Assets sold under agreements to repurchase	$34,653	$4,467	$39,120	$3,061,346	2.54%
Mortgage loans participation and sale agreement	374	99	473	52,001	1.81%
Credit risk transfer financing at fair value	1,113	—	1,113	—	—%
Federal Home Loan Bank advances	2	—	2	577	0.24%
Asset-backed secured financing	2,763	121	2,884	162,361	4.90%
Exchangeable senior notes	6,718	480	7,198	250,000	5.73%

	45,623	5,167	50,790	3,526,285	2.86%

Note payable	641	353	994	52,981	7.42%
Note payable to PennyMac Financial Services, Inc.	—	533	533	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,464	—	2,464	—
Interest on mortgage loan impound deposits	704	—	704	—

	49,432	6,053	55,485	$3,579,266	3.02%

Net interest income	$36,344	$(5,811)	$30,533

Net interest margin					1.40%
Net interest spread					0.93%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Six months ended June 30, 2014
	Interest income/expense				Annualized %
		Discount/		Average	interest
	Coupon	fees(1)	Total	balance	yield/cost
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$9,199	$—	$9,199	$428,941	4.27%
Investment activities:
Short-term investments	324	—	324	116,458	0.55%
Mortgage-backed securities
Agency	3,440	116	3,556	199,531	3.54%
Non-Agency prime jumbo	95	71	166	19,668	1.68%

	3,535	187	3,722	219,199	3.38%
Mortgage loans:
at fair value	54,099	—	54,099	2,042,362	5.27%
at fair value held by variable interest entity	10,360	553	10,913	534,254	4.06%
under forward purchase agreements at fair value	3,584	—	3,584	153,265	4.65%

	68,043	553	68,596	2,729,881	5.00%
Excess servicing spread	6,001	—	6,001	145,891	8.18%

Total investment activities	77,903	740	78,643	3,211,429	4.87%
Other	22	—	22	—

	$87,124	$740	$87,864	$3,640,370	4.80%

Liabilities:
Assets sold under agreements to repurchase	$22,462	$5,220	$27,682	$2,025,678	2.72%
Borrowings under forward purchase agreements	2,363	—	2,363	165,471	2.84%
Asset backed secured financing	2,974	204	3,178	166,190	3.80%
Exchangeable senior notes	6,718	453	7,171	250,000	5.71%

	34,517	5,877	40,394	2,607,339	3.08%

Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	700	—	700	—
Interest on mortgage loan impound deposits	546	—	546	—

	35,763	5,877	41,640	$2,607,339	3.18%

Net interest income	$51,361	$(5,137)	$46,224

Net interest margin					2.53%
Net interest spread					1.62%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2015			Six months ended June 30, 2015
		vs.			vs.
	Quarter ended June 30, 2014			Six months ended June 30, 2014
	Increase (decrease)			Increase (decrease)
	due to changes in			due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Correspondent production:
Mortgage loans acquired for sale at fair value	$(1,048)	$5,789	$4,741	$(845)	$9,062	$8,217
Investment activities:
Short-term investments	135	(225)	(90)	146	(168)	(22)
Agency debt security	—	(166)	(166)	—	—	—
Mortgage -backed securities:
Agency	(137)	(117)	(254)	(175)	(162)	(337)
Non-Agency prime jumbo	—	964	964	293	1,460	1,753

	(137)	847	710	118	1,298	1,416
Mortgage loans:
at fair value	(14,609)	5,967	(8,642)	(16,672)	6,298	(10,374)
at fair value held by variable interest entity	(666)	(323)	(989)	(1,034)	(37)	(1,071)
under forward purchase agreements at fair value	—	(1,430)	(1,430)	—	(3,584)	(3,584)

Total mortgage loans	(15,275)	4,214	(11,061)	(17,706)	2,677	(15,029)
Excess servicing spread purchased from PennyMac Financial Services, Inc	(684)	3,363	2,679	(589)	4,158	3,569

Total investment activities	(15,961)	8,033	(7,928)	(18,031)	7,965	(10,066)
Other interest	—	2	2	—	3	3

	(17,009)	13,824	(3,185)	(18,876)	17,030	(1,846)

Assets sold under agreements to repurchase	(2,167)	7,230	5,063	(1,805)	13,243	11,438
Mortgage loan participation and sale agreement	—	266	266	—	473	473
Federal Home Loan Bank advances	—	2	2	—	2	2
Credit risk transfer financing at fair value	—	1,113	1,113	—	1,113	1,113
Asset backed secured financing	(203)	(57)	(260)	(222)	(72)	(294)
Borrowings under forward purchase agreement	—	(783)	(783)	—	(2,363)	(2,363)
Exchangeable senior notes	14	—	14	27	—	27
Facility servicing advance	—	994	994	—	994	994
Excess servicing spread purchased from Penny Mac Financial Services, Inc	—	535	535	—	535	535
Interest bearing liabilities	—	829	829	—	1,763	1,763
Other interest - servicing	—	99	99	—	157	157

	(2,356)	10,228	7,872	(2,000)	15,845	13,845

Net interest income	$(14,653)	$3,596	$(11,057)	$(16,876)	$1,185	$(15,691)

During the quarter and six months ended June 30, 2015, we earned net interest income of $15.6 million and $30.5 million, respectively, compared to $26.7 million and $46.2 million for the same periods in 2014. The decrease in net interest income between the periods was primarily due to a reduction in the yield of our investment in mortgage loans at fair value and mortgage loans at fair value acquired for sale and an increase in the average balance of our assets sold under agreements to repurchase for the quarter ended June 30, 2015 as compared to the same periods in 2014.

We earned interest income on our portfolio of MBS totaling $2.5 million and $5.1 million for the quarter and six months ended June 30, 2015, respectively, and $2.0 million and $3.7 million for the quarter and six months ended June 30, 2014. The increase in interest income was due to growth in our average investment in MBS in 2015 as compared to 2014 as we have made selective investments in MBS and increased our average investment in MBS from $219.1 million and $219.2 million during the quarter and six months ended June 30, 2014, respectively, to $303.6 million and $305.4 million during the quarter and six months ended June 30, 2015.

During the quarter and six months ended June 30, 2015, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIE totaling $26.6 million and $53.6 million, including $9.9 million and $20.1 million of interest capitalized pursuant to loan modifications, which compares to $37.7 million and $68.6 million, respectively, including $18.1 million and $30.4 million, respectively, of interest capitalized pursuant to loan modifications, in the quarter and six months ended June 30, 2014. Loan modifications decreased due to a higher volume of liquidation resolutions for non-performing mortgage loans, reduced opportunities from a lower non-performing mortgage loan portfolio, and a lower response rate to modification initiatives in 2015 compared to 2014. In addition, the weighted average note interest rate of our portfolio of performing mortgage loans decreased from 3.79% at June, 2014 to 3.47% at June 30, 2015.

At June 30, 2015, approximately 66% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 72% at June 30, 2014. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize on our performing distressed mortgage loans is substantially higher than would be recorded based on the loans’ unpaid principal balances as we typically purchase our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues either through our modification programs or through the acquisition and liquidation of the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the resolution process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At June 30, 2015, we held $1.5 billion in fair value of nonperforming loans and $324.3 million in carrying value of REO.

During the quarter and six months ended June 30, 2015, we incurred interest expense totaling $29.7 million and $55.5 million, respectively, as compared to $21.9 million and $41.6 million, respectively, during the quarter and six months ended June 30, 2014. Our interest cost on interest bearing liabilities was 2.88% and 2.86% for the quarter and six months ended June 30, 2015, respectively, as compared to 3.03% and 3.08% during the quarter and six months ended June 30, 2014. The increase in interest expense for the quarter ended June 30, 2015 as compared to the same period in 2014 reflects our increased use of assets sold under agreements to repurchase, notes payable and asset-backed financing agreements in support of growth of our balance sheet.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Sales proceeds, net	$(51,218)	$(3,173)	$(58,762)	$(6,067)
Hedging activities	18,713	(18,749)	6,186	(22,299)

	(32,505)	(21,922)	(52,576)	(28,366)

Non cash gain:
Receipt of MSRs in loan sale transactions	32,176	28,741	59,636	49,616
Provision for losses relating to representations and warranties provided in loan sales	(1,419)	(1,022)	(2,344)	(1,766)
Change in fair value of IRLCs, mortgage loans and hedging derivatives held at period end:
IRLCs	(8,481)	7,816	(5,927)	9,838
Mortgage loans	14,551	6,660	18,277	8,073
Hedging derivatives	6,853	(10,051)	4,269	(17,202)

	12,923	4,425	16,619	709

	$11,175	$10,222	$21,335	$20,193

Purchases of mortgage loans acquired for sale to non affiliates:
At fair value	$3,693,398	$3,092,225	$6,681,133	$5,069,239
Unpaid principal balance	$3,579,078	$2,991,765	$6,469,209	$4,911,343

Fair value of mortgage loans acquired for sale held at period end:
Conventional mortgage loans	1,383,544	604,378
Government-insured or guaranteed mortgage loans	830,330	304,707

	$2,213,874	$909,085

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The increase in net gain on mortgage loans acquired for sale is due to an increase in volume partially offset by continuing margin pressures resulting from price competition.

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

Following is a summary of the indemnification and repurchase activity and unpaid principal balance of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six month ended June 30,
	2015	2014	2015	2014
	(in thousands)
	(unpaid principal balance of mortgage loans)
Indemnification activity
Mortgage loans indemnified by PMT at beginning of period	$4,008	$—	$3,644	$—
New indemnifications	1,582	2,726	1,946	2,726
Indemnified mortgage loans repurchased	—	—	—	—
Less: Indemnified mortgage loans repaid or refinanced	199	—	199	—

Mortgage loans indemnified by PMT at end of period	$5,391	$2,726	$5,391	$2,726

Indemnified mortgage loans collateralized with deposits placed by correspondent lenders at end of period	$972	$759	$972	$759

Repurchase activity
Total mortgage loans repurchased by PMT	$5,264	$2,623	$13,096	$4,411
Less: mortgage loans repurchased by correspondent lenders	5,986	1,922	11,084	2,811
Less: Mortgage loans repaid by borrowers	—	—	—	—

Mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$(722)	$701	$2,012	$1,400

Losses charged to liability for representations and warranties, net of recoveries	$84	$—	$(128)	$—

At end of period:
Unpaid principal balance of mortgage loans subject to representations and warranties	$37,431,575	$29,806,058
Liability for representations and warranties	$16,714	$11,876

During the quarter and six months ended June 30, 2015, we repurchased mortgage loans with UPB totaling $5.3 million and $13.1 million, respectively, and charged losses for representations and warranties against the liability totaling $84,000 and a net recovery of $128,000, respectively. During the quarter and six months ended June 30, 2014, we repurchased mortgage loans with UPB totaling $2.6 million and $4.4 million, respectively, and there were no charged losses for representations and warranties against the liability. As a result of our ability to recover from the selling correspondent lenders most of the losses inherent in the repurchased mortgage loans, the amount of losses that we recorded was moderated. As the outstanding balance of loans we purchase and sell subject to representations and warranties increases and the loans sold season, we expect the level of repurchase activity and corresponding losses to increase.

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

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and results of operations. We recorded no such adjustments for the quarters ended June 30, 2015 and 2014. Such adjustments would be included as a component of our Net gain on mortgage loans acquired for sale.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The increase in fees during the quarter and six months ended June 30, 2015 compared to the same periods in 2014 is due to an increase in production of mortgage loans we sell to unaffiliated entities.

Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
From nonaffiliates:
Mortgage-backed securities	$(6,702)	$4,265	$(5,186)	$6,917
Mortgage loans	30,068	73,595	47,254	113,512
Mortgage loans held in a VIE	(12,077)	16,177	(10,277)	27,484
Asset-backed secured financing	3,991	(5,175)	3,222	(7,954)
Hedging derivatives	(1,255)	(8,191)	(11,294)	(13,802)

	14,025	80,671	23,719	126,157
From PennyMac Financial Services, Inc:
Excess servicing spread purchased from PFSI	8,589	(7,537)	2,342	(10,438)

	$22,614	$73,134	$26,061	$115,719

During the quarter and six months ended June 30, 2015, we recorded net gain on investments totaling $22.6 million and $26.1 million compared to net gain on investments totaling $73.1 million and $115.7 million during the quarter and six months ended June 30, 2014. The decrease is largely due to decreased valuation gains in our portfolio of mortgage loans, primarily the result of moderation in both actual and projected real estate values relating to the properties securing our distressed loans as well as a slower than expected transition of loans toward resolution as compared to the same periods in 2014. The average portfolio balance of distressed mortgage loan investments (mortgage loans at fair value excluding mortgage loans at fair value held in VIE) increased by $63.1 million and $107.5 million, or 2.8% and 4.9%, during the quarter and six months ended June 30, 2015 as compared to the same periods in 2014. MBS and mortgage loans held in VIE were negatively affected by increasing interest rates at the end of the reporting period. These losses were partially offset by the gains on ESS which benefited from the increasing interest rates.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2015, we recognized a net valuation loss on MBS of $6.7 million and $5.2 million, respectively, compared to a valuation gain of $4.3 million and $6.9 million for the quarter and six months ended June 30, 2014. The loss recognized during the quarter ended June 30, 2015, reflects the increase in mortgage market interest rates from December 31, 2014.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $8.6 million and $2.3 million for the quarter and six months ended June 30, 2015 compared to fair value losses of $7.5 million and $10.4 million for the quarter and six months ended June 30, 2014. Mortgage interest rates increased at the end of the quarter ended June 30, 2015 causing our estimate of future prepayments to decrease as compared to 2014, resulting in an increase in fair value. The effect of this increase in fair value was compounded by growth in our investment in ESS. Our average investment in ESS increased from $155.5 million and $145.9 million for the quarter and six months ended June 30, 2014 to $311.6 million and $255.9 million for the quarter and six months ended June 30, 2015.

Mortgage Loans at Fair Value

Net gain on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Valuation changes:
Performing loans	$3,308	$39,123	$16,068	$38,882
Nonperforming loans	23,867	24,587	26,534	58,001

	27,175	63,710	42,602	96,883
Gain on payoffs	2,628	7,490	4,671	13,109
Gain (loss) on sales	265	2,395	(19)	3,520

	$30,068	$73,595	$47,254	$113,512

The decrease in our net gain on mortgage loans at fair value is primarily the result of moderation in both actual and projected real estate values relating to the properties securing our distressed loans as well as slower than expected transitions of loans toward resolution as compared to the quarter and six months ended June 30, 2014.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on mortgage loans we modify. When we capitalize interest in a mortgage loan modification, we increase the carrying value of the loan. However, the modification generally may not result in an immediate increase in the mortgage loan’s fair value. Valuation gains on mortgage loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the quarter and six months ended June 30, 2015, we capitalized interest totaling including $9.9 million and $20.1 million, as compared to $18.1 million and $30.4 million for the quarter and six months ended June 30, 2014. Loans modifications decreased due to a higher volume of liquidation resolutions for non-performing mortgage loans, reduced opportunities from a lower non-performing mortgage loan portfolio, and a lower response rate to modification initiatives in 2015 compared to 2014. In addition, the weighted average note interest rate of our portfolio of performing mortgage loans decreased from 3.79% at June, 2014 to 3.47% at June 30, 2015.

During the quarter and six months ended June 30, 2015 and 2014, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Number of loans	331	353	482	681
Unpaid principal balance	$70,677	$98,360	$120,565	$178,076
Gain recognized at payoff	$2,629	$7,489	$4,671	$13,109

Gains on sales of distressed mortgage loans are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Number of loans	8	396	39	1,362
Unpaid principal balance	$1,005	$81,294	$3,154	$313,420
Gain (loss) recognized at sale	$264	$2,395	$(19)	$3,520

We recognized valuation gains to reflect the commitment price of the mortgage loans subject to the mortgage loan sale at the time we entered into the commitment to sell such loans. Therefore, the gain (loss) recognized on sale of mortgage loans generally reflects the difference between net proceeds from sale of the mortgage loans and the commitment price of sale.

There can be no assurance that this form of monetization will continue to be a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such loans.

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

The following table presents a summary of loan modifications completed:

	Quarter ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of
Modification type (1)	loans	loans (2)	loans	loans (2)	loans	loans (2)	loans	loans (2)
	(dollars in thousands)
Rate reduction	129	$33,588	412	$100,752	278	$67,266	766	$180,641
Term extension	168	$42,791	482	$122,371	337	$83,475	870	$216,040
Capitalization of interest and fees	208	$54,733	615	$155,083	404	$100,986	1,116	$273,352
Principal forbearance	52	$16,484	218	$65,245	96	$29,629	369	$112,172
Principal reduction	100	$25,854	288	$73,228	198	$49,545	542	$137,046
Total (1)	208	$54,733	615	$155,083	404	$100,986	1,116	$273,352
Defaults of mortgage loans modified in the prior year period		$4,611		$2,388		$17,849		$6,197
As a percentage of balance of loans before modification		4%		6%		9%		9%
Defaults during the period of mortgage loans modified since acquisitions (3)		$12,216		$21,140		$48,632		$49,648
As a percentage of balance of loans before modification		3%		7%		10%		18%
Repayments and sales of mortgage loans modified in the prior year period		$1,467		$13,153		$2,907		$36,654
As a percentage of balance of loans before modification		1%		25%		1%		37%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average impact of the modifications noted above to the terms of the loans modified:

	Quarter ended June 30,				Six months ended June 30,
	2015		2014		2015		2014
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$263	$278	$252	$256	$250	$262	$245	$246
Remaining term (months)	334	426	327	417	326	426	323	417
Interest rate	4.94%	3.39%	5.30%	3.68%	5.20%	3.45%	5.44%	3.71%
Forbeared principal	$—	$13	$—	$15	$—	$11	$—	$13

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

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Servicing fees (1)	$25,887	$19,156	$48,516	$36,688
MSR recapture fee receivable from PFSI	—	1	—	9
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(9,987)	(7,696)	(19,580)	(15,061)
Reversal of (provision for) impairment	7,082	(2,224)	703	(2,851)
Gain on sale	—	—	83	—
Carried at fair value - change in fair value	6,307	(4,764)	(3,510)	(6,792)
(Losses) gains on hedging derivatives	(16,272)	4,285	(5,193)	4,186

	(12,870)	(10,399)	(27,497)	(20,518)

Net loan servicing fees	$13,017	$8,758	$21,019	$16,179

Average servicing portfolio	$35,742,835	$28,230,295	$35,215,677	$27,417,841

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $4.3 million and $4.8 million during the quarter and six months ended June 30, 2015 compared to the same periods in 2014. The increase was primarily due to a $6.7 million and $11.8 million, or 35% and 32%, increase in servicing fees, offset by a $2.5 million and $7.0 million negative increase in the effect of MSRs on net loan servicing fees.

The increase in servicing fees is attributable to an increase in our average servicing portfolio of 27% and 28% for the quarter and six months ended June 30, 2015 as compared to the same periods in 2014. The improvement in the provision for impairment and change in fair value during 2015 as compared to 2014 is due to the effect of rising mortgage interest rates at the end of the periods ended June 30, 2015 as compared to decreasing interest rates at the end of the periods ended June 30, 2014. Decreasing interest rates generally encourage increased refinancing activity which negatively affects the life and therefore fair value of MSRs, while increasing interest rates generally discourage refinancing activity which positively influences the fair value of MSRs. The performance of the MSRs was partially offset in each period by results of hedging derivatives.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We did not recognize MSR recapture during the quarter and six months ended June 30, 2015 and recognized approximately $1,000 and $9,000 of such income during the quarter and six months ended June 30, 2014.

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

	June 30,	December 31,
	2015	2014
	(in thousands)
MSRs carried at fair value	$57,343	$57,358

MSR carried at lower of amortized cost or fair value:
Amortized cost	$344,405	$308,137
Valuation allowance	(7,011)	(7,715)

Carrying value	$337,394	$300,422

Fair value	$362,908	$322,230

Total MSR:
Carrying value	$394,737	$357,780

Fair value	$420,251	$379,588

Unpaid principal balance of mortgage loans underlying MSRs	$36,448,945	$34,285,473

Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.81%	3.80%
MSRs carried at fair value	4.77%	4.78%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2015, we recorded net losses of $1.8 million and $7.6 million, respectively, in Results of real estate acquired in settlement of loans as compared to net losses of $5.3 million and $12.0 million, respectively, for the quarter and six months ended June 30, 2014.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$62,122	$48,874	$128,097	$82,268
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(6,606)	(9,159)	(18,006)	(18,052)
Gain on sale, net	4,800	3,811	10,368	6,078

	$(1,806)	$(5,348)	$(7,638)	$(11,974)

Number of properties sold	359	489	845	813
Average carrying value of REO	$317,324	$214,652	$314,489	$190,582
Period end:
Carrying value	$325,822	$240,471
Number of properties in inventory	1,681	1,619

The decrease in losses from REOs during the quarter and six months ended June 30, 2015 compared to the same periods in 2014 was due to recognition of larger gain on sale realized on the sale of the properties offset by larger valuation adjustments from the growing inventory of properties. We recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$15,333	$12,433	$28,199	$21,335
Loan servicing fees	12,136	14,180	22,806	28,771
Management fees	5,779	8,912	12,782	16,986
Compensation	1,389	1,883	4,198	4,825
Professional services	1,662	2,690	3,490	4,421
Other	8,378	7,154	14,679	11,221

	$44,677	$47,252	$86,154	$87,559

(1)	For the quarter ended June 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to the Company.

Expenses decreased $2.6 million, or 5%, and $1.4 million, or 2%, during the quarter and six months ended June 30, 2015, compared to the same periods in 2014. This decrease was primarily a result of servicing fees reflecting a decrease in activity-based fees and decreased management fees from lower net income, partially offset by increased fulfillment fees, reflecting increased correspondent production activities.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PFSI for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee expense	$15,333	$12,433	$28,199	$21,335
UPB of loans fulfilled by PLS	$3,579,078	$2,991,764	$6,469,210	$4,911,342
Average fulfillment fee rate (in basis points)	43	42	44	43

The increase in loan fulfillment fees of $2.9 million and $6.9 million during the quarter and six months ended June 30, 2015 compared to the same periods in 2014 is primarily due to the increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities.

Loan Servicing Fees

Loan servicing fees decreased by $2.0 million, or 14%, and $6.0 million, or 21% during the quarter and six months ended June 30, 2015, respectively, compared to the same periods in 2014, primarily as result of reduced activity-based liquidation fees on distressed mortgage loans. We incur loan servicing fees primarily in support of our investment in mortgage loans at fair value and our loan servicing portfolio. During the quarter and six months ended June 30, 2015, our average investment in mortgage loans was largely unchanged as compared to the same periods in 2014. During the quarter and six months ended June 30, 2015, our average servicing portfolio increased 26% and 28% to $35.7 billion and $35.2 billion, respectively, from $28.2 billion and $27.4 billion as compared to the same periods in 2014.

Activity-based fees decreased by $2.6 million and $6.1 million during the quarter and six months ended June 30, 2015, as compared to same periods in 2014 generally relating to the decrease in loan resolution activities. Included in the base servicing fee we pay PFSI is a supplemental servicing fee. Supplemental servicing fees are a component of the total base servicing fee and compensate PFSI for providing certain services that servicers generally do not provide but are required by us because we have no employees or infrastructure. We amended our servicing agreement with PFSI effective January 1, 2014, to limit the supplemental fees we pay PFSI to no more than $700,000 per quarter. During the quarters and six months ended June 30, 2015 and 2014, we paid PFSI $700,000 and $1,400,000, respectively, in supplemental servicing fees relating to our MSR servicing portfolio.

Loan servicing fees payable to PFSI and subsidiaries are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$42	$29	$68	$46
Activity-based	59	51	90	77

	101	80	158	123

Distressed mortgage loans:
Base	4,183	4,975	8,215	9,941
Activity-based	3,093	5,746	5,988	12,132

	7,276	10,721	14,203	22,073

MSRs:
Base	4,654	3,323	8,310	6,471
Activity-based	105	56	135	104

	4,759	3,379	8,445	6,575

	$12,136	$14,180	$22,806	$28,771

Average investment in:
Mortgage loans acquired for sale at fair value	$1,014,883	$519,357	$887,660	$428,941

Distressed mortgage loans	$2,295,807	$2,133,587	$2,303,080	$2,042,362

Average mortgage loans servicing portfolio	$35,742,835	$28,230,295	$35,215,677	$27,417,841

Management Fees

The components of our management fee payable to PFSI are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Base	$5,709	$5,838	$11,439	$11,359
Performance incentive	70	3,074	1,343	5,627

Total management fee incurred during the period	$5,779	$8,912	$12,782	$16,986

Management fees decreased by $3.1 million and $4.2 million during the quarter and six months ended June 30, 2015 as compared to the same periods in 2014, primarily due to the decrease in our income which reduced our performance incentive fee.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Compensation

Compensation expense decreased by $494,000 and $627,000 during the quarter and six months ended June 30, 2015, respectively, as compared to the quarter and six months ended June 30, 2014, primarily due to decreased allocations of compensation expenses from our Manager during the periods ended June 30, 2015 as compared to the periods ended June 30, 2014 as well as decreased stock-based compensation expense, reflecting the effects of decreasing share price of the Company’s stock on the portion of the Company’s share grants that are accounted for using variable accounting.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Common overhead allocation from PFSI (1)	$2,546	$2,638	$4,937	$5,216
Servicing and collection costs	3,182	3,114	4,627	3,745
Loan origination	1,176	397	2,129	435
Insurance	302	252	675	491
Technology	311	227	603	474
Other expenses	861	526	1,708	860

	$8,378	$7,154	$14,679	$11,221

(1)	For the quarter ended June 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to the Company.

Other expenses increased during the quarter and six months ended June 30, 2015 as compared to the quarter and six months ended June 30, 2014 by $1.2 million and $3.5 million primarily due to loan origination expenses, reflecting increased mortgage loan production volume.

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

The Company had a tax benefit of $3.0 million and $14.3 million for the quarter and six months ended June 30, 2015, as compared to a tax benefit of $1.9 million and $3.5 million for the same periods in 2014. The Company’s effective tax rate is (11.9)% and (67.3)% for the quarter and six months ended June 30, 2015, as compared to (2.6)% and (3.2)% for the same periods in 2014. The increase in the Company’s tax benefit is due primarily to an increased loss incurred at the Company’s taxable REIT subsidiary for the quarter and six months ended June 30, 2015 as compared to the same periods in 2014. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2015	2014
	(in thousands)
Assets
Cash	$114,698	$76,386
Investments:
Short-term investments	32,417	139,900
Mortgage-backed securities	287,626	307,363
Mortgage loans acquired for sale at fair value	2,213,874	637,722
Mortgage loans at fair value	2,730,820	2,726,952
Excess servicing spread	359,102	191,166
Derivative assets	13,950	11,107
Real estate acquired in settlement of loans	324,278	303,228
Real estate held for investment	1,544	—
Mortgage servicing rights	394,737	357,780

	6,358,348	4,675,218
Other assets	204,328	145,654

Total assets	$6,677,374	$4,897,258

Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,571,181	$2,749,249
Federal Home Loan Bank advances	138,400	—
Credit risk transfer financing at fair value	649,120	—
Note payable	192,352	—
Note payable to PennyMac Financial Services, Inc.	52,526	—
Asset-backed secured financing of the variable interest entity	151,489	165,920
Exchangeable senior notes	244,559	244,079

	4,999,627	3,159,248
Other liabilities	152,450	159,838

Total liabilities	5,152,077	3,319,086
Shareholders’ equity	1,525,297	1,578,172

Total liabilities and shareholders’ equity	$6,677,374	$4,897,258

Total assets increased by approximately $1.8 billion, or 36%, during the period from December 31, 2014 through June 30, 2015, primarily due to a $1.6 billion increase in mortgage loans acquired for sale at fair value, a $167.9 million increase in ESS, a $37.0 million increase in MSRs and a $21.1 million increase in REO, partly offset by a $69.2 million decrease in cash and short-term investments. Our asset acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$8,761,085	$4,209,932	$14,139,919	$7,276,142
Agency-eligible	3,666,578	3,010,028	6,593,996	4,974,383
Jumbo	26,820	82,197	87,137	94,856

	$12,454,483	$7,302,157	$20,821,052	$12,345,381

UPB of correspondent mortgage loans purchased	$11,895,426	$6,982,688	$19,895,426	$11,815,719
Gain on mortgage loans acquired for sale	$11,175	$10,222	$21,335	$20,193
Fair value of correspondent loans in inventory at period end	$2,213,874	$909,085

During the quarter and six months ended June 30, 2015, we purchased for sale $12.5 billion and $20.8 billion, respectively, in fair value of correspondent production loans compared to $7.3 billion and $12.3 billion, respectively, in fair value of correspondent production loans during the quarter and six months ended June 30, 2014. The increase in correspondent purchases is a result of the effects of lower interest rates that have prevailed during the quarter ended June 30, 2015 as compared to those that prevailed during the quarter ended June 30, 2014.

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

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(in thousands)
MBS	$—	$19,638	$25,129	$19,638
Distressed mortgage loans (1)
Performing	—	735	—	735
Nonperforming	—	26,002	241,981	282,282

	—	26,737	241,981	283,017
REO	—	29	—	3,117
MSRs received in mortgage loan sales	32,176	28,741	59,636	49,616
ESS purchased from PennyMac
Financial Services, Inc.	140,875	52,867	187,287	73,393

	$173,050	$128,012	$514,033	$428,781

(1)	Performance status as of the date of acquisition

Our acquisitions during the quarter ended June 30, 2015 and during the quarter ended June 30, 2014 were financed through the use of a combination of proceeds from liquidations of existing investments, equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business operations, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2015					December 31, 2014
			Average					Average
	Fair value	Unpaid principal balance	Life (in years)	Coupon	Market yield	Fair value	Unpaid principal balance	Life (in years)	Coupon	Market yield
	(dollars in thousands)
Agency:
Freddie Mac	$126,933	$123,534	7.29	3.50%	3.04%	$139,577	$133,964	6.46	3.50%	2.70%
Fannie Mae	51,389	49,913	7.75	3.50%	3.02%	55,941	53,559	7.13	3.50%	2.73%

	178,322	173,447	7.42	3.50%	3.03%	195,518	187,523	6.65	3.50%	2.71%
Non-Agency Prime Jumbo	109,304	110,530	5.51	3.46%	3.64%	111,845	111,270	4.77	3.49%	3.31%

	$287,626	$283,977	6.68	3.48%	3.27%	$307,363	$298,793	5.97	3.50%	3.00%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE) to the fair value of the real estate collateral underlying the mortgage loans is summarized below:

	June 30, 2015		December 31, 2014
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing mortgage loans	$755,456	$1,089,017	$664,266	$935,383
Nonperforming mortgage loans	1,491,488	2,105,375	1,535,317	2,246,585

	$2,246,944	$3,194,392	$2,199,583	$3,181,968

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE):

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Loan type	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate
	(dollars in thousands)
Fixed	$362,389	48%	4.47%	$588,326	39%	5.71%	$322,704	49%	4.81%	$653,313	43%	5.88%
ARM/Hybrid	152,287	20%	3.26%	858,895	58%	4.80%	127,405	19%	3.28%	846,282	55%	5.01%
Interest rate step-up	240,620	32%	2.17%	42,573	3%	2.31%	213,999	32%	2.29%	34,854	2%	2.30%
Balloon	160	0%	1.97%	1,694	0%	4.55%	158	0%	1.97%	868	0%	5.16%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Lien position	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate
	(dollars in thousands)
1st lien	$754,833	100%	3.46%	$1,491,299	100%	5.07%	$663,686	100%	3.67%	$1,535,139	100%	5.30%
2nd lien	623	0%	4.45%	$189	0%	8.43%	580	0%	4.53%	178	0%	8.72%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
	Fair	%	Average note	Fair	%	Average note	Fair	%	Average note	Fair	%	Average note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$593,141	79%	3.54%	$813,479	55%	5.06%	$524,833	79%	3.78%	$926,637	60%	5.21%
Investment property	159,372	21%	3.19%	677,046	45%	5.10%	137,347	21%	3.27%	607,086	40%	5.45%
Other	2,943	0%	4.17%	963	0%	5.53%	2,086	0%	4.22%	1,594	0%	5.44%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Loan age	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate
	(dollars in thousands)
Less than 12 months	$75	0%	3.51%	$—	0%	4.50%	$167	0%	4.51%	$—	0%	4.63%
12 - 35 months	1,384	0%	4.33%	57	0%	3.96%	401	0%	4.01%	38	0%	3.86%
36 - 59 months	11,213	2%	3.35%	10,050	1%	3.30%	18,061	3%	3.67%	22,136	1%	3.31%
60 months or more	742,784	98%	3.47%	1,481,381	99%	5.09%	645,637	97%	3.67%	1,513,143	99%	5.34%

	$755,456	100%	3.47%	$1,491,488	100.0%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination FICO score	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate
	(dollars in thousands)
Less than 600	$182,352	24%	3.84%	$249,538	17%	5.18%	$166,135	25%	4.14%	$249,049	16%	5.52%
600-649	146,974	20%	3.63%	284,698	19%	4.98%	133,681	20%	3.90%	263,560	17%	5.33%
650-699	188,417	25%	3.43%	446,001	30%	5.06%	167,970	25%	3.61%	455,709	30%	5.32%
700-749	173,939	23%	3.08%	369,643	25%	5.10%	143,759	22%	3.14%	408,162	27%	5.22%
750 or greater	63,774	8%	3.08%	141,608	9%	5.06%	52,721	8%	3.17%	158,837	10%	5.06%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to-value (1)	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate
	(dollars in thousands)
Less than 80%	$197,433	26%	4.20%	$361,796	24%	5.08%	$143,964	22%	4.37%	$297,061	19%	5.30%
80% - 99.99%	185,059	25%	3.67%	390,501	26%	5.02%	168,140	25%	3.73%	389,938	25%	5.36%
100% - 119.99%	166,262	22%	3.31%	345,313	23%	5.11%	204,820	31%	3.53%	382,264	26%	5.23%
120% or greater	206,702	27%	2.99%	393,878	27%	5.08%	147,342	22%	3.37%	466,054	30%	5.33%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic distribution	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate	Fair value	% total	note rate
	(dollars in thousands)
California	$224,925	30%	3.11%	$282,347	19%	4.31%	$188,307	28%	3.06%	$293,219	19%	4.50%
New York	75,586	10%	3.19%	327,720	22%	5.55%	61,785	9%	3.48%	321,176	21%	5.76%
Florida	52,683	7%	3.09%	156,769	11%	5.51%	47,890	7%	3.54%	167,722	11%	5.79%
New Jersey	38,442	5%	2.71%	193,632	13%	5.31%	31,698	5%	3.03%	195,648	13%	5.54%
Other	363,820	48%	3.87%	531,020	35%	4.91%	334,586	51%	4.14%	557,552	36%	5.20%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

*	Not included in the states representing the largest percentages as of the dates presented.

	June 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)						(dollars in thousands)
Current	$570,222	75%	3.32%	$—	0%	0.00%	$477,773	72%	3.53%	$—	0%	0.00%
30 days delinquent	120,895	16%	3.99%	—	0%	0.00%	114,179	17%	4.16%	—	0%	0.00%
60 days delinquent	64,339	9%	3.75%	—	0%	0.00%	72,314	11%	3.88%	—	0%	0.00%
90 days or more	—	0%	0.00%	—	0%	0.00%		0%	0.00%	—
delinquent	—	0%	0.00%	597,860	40%	4.55%	—	0%	0.00%	608,144	40%	4.76%
In foreclosure	—	0%	0.00%	893,628	60%	5.42%	—	0%	0.00%	927,173	60%	5.66%

	$755,456	100%	3.47%	$1,491,488	100%	5.07%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

Key inputs	June 30, 2015	December 31, 2014
Mortgage loans at fair value
Discount rate
Range	2.3% – 15.0%	2.3% – 15.0%
Weighted average	7.2%	7.7%
Twelve-month projected housing price index change
Range	1.9% – 5.2%	4.0% – 5.3%
Weighted average	3.9%	4.8%
Prepayment speed (1)
Range	0.1% – 5.1%	0.0% – 6.5%
Weighted average	3.6%	3.1%
Total prepayment speed (2)
Range	3.6% – 29.6%	0.0% – 27.9%
Weighted average	20.9%	21.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.7% at December 31, 2014 to 7.2% at June 30, 2015 due to a greater proportion of performing loans in the portfolio, whose valuation utilizes lower discount rates than non-performing loans, and adjustments due to observations of lower market returns for similar assets during the period.

The weighted average twelve-month projected housing price index (“HPI”) change decreased from 4.8% at December 31, 2014 to 3.9% at June 30, 2015 due to moderating forecasts of home price appreciation in various geographic areas.

The total prepayment speed expected for our portfolio of mortgage loans at fair value decreased from 21.6% at December 31, 2014, to 20.9% at June 30, 2015 due to a greater proportion of performing loans in the portfolio, which will typically run off at slower speeds than non-performing loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute:

	June 30, 2015		December 31, 2014
Property type	Fair value	% total	Fair value	% total
	(dollars in thousands)
1 - 4 dwelling units	$235,243	72%	$212,728	70%
Planned unit development	57,330	18%	51,124	17%
Condominium/Co-op	29,139	9%	31,948	11%
5+ dwelling units	2,566	1%	7,428	2%

	$324,278	100%	$303,228	100%

	June 30, 2015		December 31, 2014
Geographic distribution	Fair value	% total	Fair value	% total
	(dollars in thousands)
California	$78,554	24%	$85,213	28%
Florida	60,186	19%	47,421	16%
Maryland	33,680	10%	34,427	11%
New Jersey	27,478	8%	*	*
New York	19,854	6%	*	*
Illinois	17,895	6%	14,963	5%
Other	86,631	27%	121,204	40%

	$324,278	100%	$303,228	100%

*	Not included in the states representing the largest percentages as of the dates presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$310.2	$294.0	$330.8	$313.4	$0.0	$0.0	$37.9	$32.8
Pool factor (1)	1.00	0.95	1.00	0.95	—	—	1.00	0.87
Collection status:
Delinquency
Current	1.8%	4.0%	1.6%	12.1%	0.0%	0.0%	0.7%	23.2%
30 days	0.3%	0.3%	1.6%	4.5%	0.0%	0.0%	0.6%	3.8%
60 days	0.1%	1.1%	7.1%	4.4%	0.0%	0.0%	1.4%	2.9%
over 90 days	66.7%	30.5%	52.7%	41.6%	0.0%	0.0%	59.0%	32.7%
In foreclosure	31.1%	61.0%	36.9%	33.9%	0.0%	0.0%	38.2%	28.4%
REO	0.0%	3.0%	0.0%	3.3%	0.0%	0.0%	0.0%	9.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

	Acquisitions for the quarter ended
	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$439.0	$373.8	$507.3	$420.3	$929.5	$671.0	$397.3	$283.3
Pool factor (1)	1.00	0.85	1.00	0.83	1.00	0.72	1.00	0.71
Collection status:
Delinquency
Current	6.2%	15.0%	1.4%	13.1%	0.8%	19.4%	4.8%	27.1%
30 days	0.7%	2.7%	0.2%	0.6%	0.3%	2.8%	7.4%	6.5%
60 days	0.7%	1.3%	0.0%	0.9%	0.7%	1.3%	7.6%	3.7%
over 90 days	37.5%	18.2%	38.3%	19.3%	58.6%	22.6%	45.3%	23.4%
In foreclosure	53.8%	48.2%	60.0%	48.1%	39.6%	34.5%	34.9%	26.6%
REO	1.1%	14.6%	0.0%	18.1%	0.0%	19.4%	0.0%	12.7%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

	Acquisitions for the quarter ended
	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$366.2	$205.6	$290.3	$155.2	$357.2	$169.3	$402.5	$137.0
Pool factor (1)	1.00	0.56	1.00	0.53	1.00	0.47	1.00	0.34
Collection status:
Delinquency
Current	1.6%	44.2%	3.1%	32.1%	0.0%	23.6%	45.0%	37.0%
30 days	1.5%	8.7%	1.3%	8.9%	0.0%	3.1%	4.0%	10.7%
60 days	3.5%	5.1%	5.4%	4.6%	0.1%	1.8%	4.3%	7.2%
over 90 days	82.2%	19.4%	57.8%	16.6%	49.1%	18.7%	31.3%	22.6%
In foreclosure	11.2%	14.4%	32.4%	21.5%	50.8%	31.2%	15.3%	15.8%
REO	0.0%	8.2%	0.0%	16.3%	0.0%	21.7%	0.1%	6.7%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

	Acquisitions for the quarter ended
	March 31, 2012		December 31, 2011		September 30, 2011		June 30, 2011
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$0.0	$0.0	$49.0	$24.0	$542.6	$140.8	$259.8	$82.7
Pool factor (1)	—	—	1.00	0.49	1.00	0.26	1.00	0.32
Collection status:
Delinquency
Current	0.0%	0.0%	0.2%	31.7%	0.6%	28.1%	11.5%	24.6%
30 days	0.0%	0.0%	0.1%	3.5%	1.3%	4.8%	6.5%	10.0%
60 days	0.0%	0.0%	0.2%	4.2%	2.0%	2.9%	5.2%	5.8%
over 90 days	0.0%	0.0%	70.4%	32.8%	22.6%	21.9%	31.2%	23.7%
In foreclosure	0.0%	0.0%	29.0%	17.9%	73.0%	27.7%	43.9%	21.8%
REO	0.0%	0.6%	0.0%	9.9%	0.4%	14.7%	1.7%	14.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows for the six months ended June 30, 2015 and 2014 are summarized below:

	Six months ended June 30,
	2015	2014	Change
	(in thousands)
Operating	$(1,660,413)	$(565,789)	$(1,094,624)
Investing	(46,706)	112,754	(159,460)
Financing	1,745,431	463,526	1,281,905

Net cash flows	$38,312	$10,491	$27,821

Our cash flows resulted in a net increase in cash of $38.3 million during the six months ended June 30, 2015. The increase was due to cash provided by financing activities exceeding cash used by our operating and investing activities.

Operating activities

Cash used by operating activities totaled $1.7 billion during the six months ended June 30, 2015 compared to cash used by operating activities of $565.8 million during the six months ended June 30, 2014. Cash used by operating activities in 2015 is primarily attributable to growth in our inventory of mortgage loans acquired for sale and the receipt of MSRs as a portion of the proceeds on sale of mortgage loans acquired for sale.

Investing activities

Net cash used by our investing activities was $46.7 million for the six months ended June 30, 2015 and reflects new investment acquisitions in excess of liquidations. This compares with cash provided by investing activities totaling $112.8 million for the six months ended June 30, 2014 as a result of growth in our investment portfolio. We used cash to purchase MBS, mortgage loans at fair value and ESS of $454.4 million and increased our margin deposits by $36.0 million. We realized cash inflows from a decrease in short-term investments, repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, and sales of REO totaling $453.9 million.

Approximately 29% of our investments, comprised of short-term investments, MBS, mortgage loans, ESS, REO and MSRs, were nonperforming assets as of June 30, 2015. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the six months ended June 30, 2015, we transferred $158.1 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair value and REO totaling $275.6 million.

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

Financing activities

Net cash provided by financing activities was $1.7 billion for the six months ended June 30, 2015, which was primarily used to fund the increase in our inventory of mortgage loans acquired for sale and mortgage loans at fair value. This compares with cash provided by financing activities totaling $463.5 million for the six months ended June 30, 2014. The increase in cash flows from financing activities reflects increased financing needs to purchase inventory of mortgage loans acquired for sale at fair value, including $649.1 million relating to mortgage loans included in a credit risk transfer transaction, $192.4 million in advances from a note payable, and $138.4 million in advances from FHLB, and acquisitions of distressed mortgage assets during 2015 as compared to 2014. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividend distributions. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. As our business continues to grow, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of borrowings under forward purchase agreements, sales of assets under agreements to repurchase, a mortgage loan participation and sale agreement, notes payable and FHLB advances. Copper Insurance, LLC, our wholly-owned captive insurance subsidiary, was granted membership with the Federal Home Loan Bank of Des Moines. As a member of the FHLB, we have access to a variety of products and services offered by the FHLB, including secured advances. Our membership to the FHLB, however, is contingent upon the continued membership eligibility of captive insurance companies. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2015	2014	2015	2014
	(in thousands)
Average balance outstanding (1)	$3,172,806	$2,253,127	$3,061,923	$2,025,678
Maximum daily balance outstanding (1)	$3,511,918	$2,814,572	$3,842,167	$2,814,572
Ending balance	$3,500,569	$2,701,755

(1)	Excludes the effect of unamortized commitment fees and issuance costs.

The difference between the maximum and average daily amounts outstanding was due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business and timing of distressed loan acquisitions. The total facility size of our assets sold under agreements to repurchase was approximately $4.3 billion at June 30, 2015.

As of June 30, 2015 and December 31, 2014, we financed our investments in MBS, our inventory of mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by VIE, mortgage servicing rights, and REO under agreements to repurchase and forward purchase agreements as follows:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Assets financed	$6,162,985	$3,797,580
Total assets in classes of assets financed	$6,311,981	$3,975,265
Borrowings	$4,755,068	$2,916,286
Percentage of invested assets pledged	98%	96%
Advance rate against pledged assets	77%	77%
Leverage ratio (1)	3.12x	2.01x

(1)	All borrowings divided by shareholders’ equity at period end.

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

On March 31, 2015, we entered into an agreement with Citibank, N.A., whereby we may finance certain of our mortgage servicing rights relating to mortgage loans pooled into Fannie Mae and/or Freddie Mac MBS in an aggregate loan amount not to exceed $250 million. We have, in turn, pledged MSRs to secure the financing. At June 30, 2015 we had outstanding $192.4 million in advances under this facility.

Beginning in April of 2015, we entered into an agreement with PFSI whereby we are able to borrow up to $150 million from PFSI for the purpose of financing ESS. PFSI has, in turn, pledged its MSRs underlying the ESS to secure financing of the MSRs. At June 30, 2015 we had outstanding $52.5 million in advances under this facility.

As of June 30, 2015 leverage on MSR and ESS has limited availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2015, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2015, we had on-balance sheet contractual obligations comprised of borrowings totaling $5.0 billion.

All agreements to repurchase assets that matured between June 30, 2015 and the date of this Report have been renewed, extended or repaid and are described in Note 14—Assets Sold Under Agreements to Repurchase in the accompanying consolidated financial statements.

Payment obligations under these agreements, including expected interest payments on debt agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,503,814	$1,503,814	$—	$—	$—
Assets sold under agreements to repurchase	3,501,925	3,501,925	—	—	—
Mortgage loan participation and sale agreement	70,627	70,627	—	—	—
FHLB advances	138,400	138,400	—	—	—
Credit risk transfer financing at fair value	656,377	656,377	—	—	—
Note payable	192,352	192,352	—	—	—
Note payable to PennyMac Financial Services, Inc.	52,526	52,526	—	—	—
Asset-backed secured financing	151,489	—	—	—	151,489
Exchangeable senior notes	250,000	—	—	—	250,000
Interest on long term debt	229,622	18,867	37,385	83,786	89,584

Total	$6,747,132	$6,134,888	$37,385	$83,786	$491,073

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2015:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$333,840
Credit Suisse First Boston Mortgage Capital LLC	170,684
JPMorgan Chase & Co.	181,631
Bank of America, N.A.	455,132
Morgan Stanley Bank, N.A.	15,200
Daiwa Capital Markets America Inc.	5,415

$1,161,902

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

On April 30, 2015, PFSI entered into a lending facility, pursuant to which it may finance certain of its MSRs and servicing advance receivables with a lender. The maximum loan amount under the lending facility was increased from $257 million to $407 million for the purpose of facilitating our financing of ESS. In connection with PFSI’s lending facility, we and PFSI also entered into an underlying loan and security agreement on April 30, 2015. We have provided a guaranty for the payment of the aggregate loan amount outstanding under the lending facility and relating to PFSI advances outstanding with us.

                        Pursuant to the underlying loan and security agreement, we granted to PFSI a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans. We and PFSI have agreed that we are required to repay PFSI the principal amount of such borrowings plus accrued interest to the date of such repayment, and PFSI is required to repay its lender the corresponding amount under its lending facility. Borrowings of $52.5 million on the underlying loan and security agreement between us and PFSI were outstanding as of June 30, 2015, which are included in Note payable to PennyMac Financial Services, Inc. on our consolidated balance sheet.

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

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of June 30, 2015, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
			(dollars in thousands)
Fair value	$2,034,577	$2,110,514	$2,180,142	$2,301,865	$2,354,117	$2,401,025
Change in fair value:
$	$(209,312)	$(133,375)	$(63,747)	$57,976	$110,228	$157,136
%	(9.33)%	(5.94)%	(2.84)%	2.58%	4.91%	7.00%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of June 30, 2015, net of the effect of changes in fair value of the related asset-backed secured financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
			(dollar in thousands)
Fair value	$358,884	$351,239	$343,215	$321,178	$309,363	$285,711
Change in fair value:
$	$26,502	$18,857	$10,833	$(11,204)	$(23,019)	$(46,671)
%	7.97%	5.67%	3.26%	(3.37)%	(6.93)%	(14.04)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$391,696	$376,793	$369,728	$356,311	$349,936	$337,806
Change in fair value:
$	$28,792	$13,889	$6,824	$(6,593)	$(12,968)	$(25,098)
%	7.93%	3.83%	1.88%	(1.82)%	(3.57)%	(6.92)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$392,508	$377,224	$369,949	$356,080	$349,467	$336,838
Change in fair value:
$	$29,604	$14,320	$7,045	$(6,824)	$(13,437)	$(26,066)
%	8.16%	3.95%	1.94%	(1.88)%	(3.70)%	(7.18)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$371,157	$367,031	$364,967	$360,841	$358,777	$354,651
Change in fair value:
$	$8,253	$4,127	$2,063	$(2,063)	$(4,127)	$(8,253)
%	2.27%	1.14%	0.57%	(0.57)%	(1.14)%	(2.27)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of June 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$61,666	$59,430	$58,369	$56,351	$55,392	$53,564
Change in fair value:
$	$4,323	$2,087	$1,026	$(992)	$(1,951)	$(3,779)
%	7.54%	3.64%	1.79%	(1.73)%	(3.40)%	(6.59)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$63,286	$60,201	$58,745	$55,993	$54,691	$52,227
Change in fair value:
$	$5,943	$2,858	$1,402	$(1,350)	$(2,652)	$(5,116)
%	10.36%	4.98%	2.44%	(2.35)%	(4.62)%	(8.92)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$58,765	$58,054	$57,699	$56,988	$56,632	$55,921
Change in fair value:
$	$1,422	$711	$356	$(356)	$(711)	$1,422
%	2.48%	1.24%	0.62%	(0.62)%	(1.24)%	(2.48)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2015, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
			(dollars in thousands)
Fair value	$378,190	$368,409	$363,698	$354,617	$350,239	$341,789
Change in fair value:
$	$19,087	$9,306	$4,596	$(4,485)	$(8,864)	$(17,313)
%	5.32%	2.59%	1.28%	(1.25)%	(2.47)%	(4.82)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
			(dollars in thousands)
Fair value	$394,010	$375,874	$367,327	$351,184	$343,557	$329,117
Change in fair value:
$	$34,907	$16,772	$8,224	$(7,918)	$(15,545)	$(29,985)
%	9.72%	4.67%	2.29%	(2.20)%	(4.33)%	(8.35)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 99 through 101 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.6	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.7	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.8	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.9	Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

Exhibit Number	Exhibit Description

10.10†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.11†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.12	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

10.13	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

10.14	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.15	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.16	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.17	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.18	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.19	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.20	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.21	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.22	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.23	Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

Exhibit Number	Exhibit Description

10.24	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.25	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.26	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.27	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.28	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.29	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.30	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.31	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.32	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.33	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.34	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.35	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.36	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

Exhibit Number	Exhibit Description

10.37	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.38	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.39	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.40	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.41	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.42	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.43	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.44	Amendment Number Nineteen to the Master Repurchase Agreement, dated as of July 6, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.

10.45	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.46	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.47	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.48	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.49	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

Exhibit Number	Exhibit Description

10.50	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.51	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.52	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.53	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.54	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.55	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.56	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.57	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.58	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.59	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.60	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.61	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.62	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

Exhibit Number	Exhibit Description

10.63	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.64	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.65	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

10.66	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.67	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.68	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.69	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.70	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.71	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.72	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.73	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.74	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description

10.75	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.76	Amendment No. 14 to Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.77	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.78	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.79	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.80	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.81	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.82	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.83	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.84	Amendment Number Six to the Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.85	Amendment Number Seven to the Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.86	Amendment Number Eight to the Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.86 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.87	Amendment Number Nine to the Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.87 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.88	Amendment Number Ten to the Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.89	Amendment Number Eleven to the Master Repurchase Agreement, dated as of July 6, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.90	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

Exhibit Number	Exhibit Description

10.91	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.92	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.93	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.94	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.95	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.96	Amendment No. 5 to Master Repurchase Agreement, dated as of April 14, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.97	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.98	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.99	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.100	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.101	Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.102	Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.103	Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.104	Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

Exhibit Number	Exhibit Description

10.105	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.106	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.107	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.108	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.109	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.110	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.111	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.112	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.113	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.114	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.115	Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.116	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.117	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.118	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.119	Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

Exhibit Number	Exhibit Description

10.120	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.121	Amended and Restated Security and Subordination Agreement, dated as of April 30, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.122	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.123	Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.124	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.125	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.126	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.127	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.128	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.129	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.130	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.131	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.132	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.133	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.134	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.135	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.136	Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.137	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.138	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.139	Amendment No. 1 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.140	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.141	Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.142	Amendment No. 1 to Master Repurchase Agreement, dated as of March 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.143 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.143	Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.144	Loan and Security Agreement, dated as of March 31, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.145	Amendment Number One to the Loan and Security Agreement, dated as of May 13, 2015, between PennyMac Corp. and Citibank, N.A.

10.146	Amendment Number Two to the Loan and Security Agreement, dated as of July 6, 2015, between PennyMac Corp. and Citibank, N.A.

10.147	Guaranty, dated as of March 31, 2015, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

Exhibit Number	Exhibit Description

10.148	Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.149	Guaranty, dated as of April 30, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.150	Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines.

10.151	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines.

10.152	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines.

10.153	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines.

10.154	Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines.

10.155	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and 2014, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

*	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: August 10, 2015	By:	/s/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: August 10, 2015	By:	/s/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer