Form 10-Q
period 2015-09-30
PennyMac Mortgage Investment Trust
filed 2015-11-06
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4 , 2015
Common Shares of Beneficial Interest, $0.01 par value	73,767,435

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September  30, 2015

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire distressed loans or correspondent loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	changes in the number of investor repurchases or indemnifications and our ability to obtain indemnification or demand repurchase from our correspondent sellers;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;

•	the degree to which our hedging strategies may or may not protect us from the negative impacts of interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	technologies for loans and our ability to mitigate security risks and cyber intrusions;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to detect misconduct and fraud;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”), the Veterans Administration (the “VA”) or the U.S. Department of Agriculture (“USDA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the mortgage lending and servicing-related regulations promulgated by the Consumer Financial Protection Bureau and its enforcement of the regulations;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exemption from registering as an investment company under the Investment Company Act of 1940 and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation;

•	the occurrence of natural disasters or other events or circumstances that could impact our operations; and

•	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
ASSETS
Cash	$89,303	$76,386
Short-term investments	31,518	139,900
Mortgage-backed securities at fair value (includes $306,638 and $307,363 pledged to secure assets sold under agreements to repurchase and $8,961 and $0 pledged to secure Federal Home Loan Bank advances)	315,599	307,363
Mortgage loans acquired for sale at fair value (includes $903,806 and $609,608 pledged to secure assets sold under agreements to repurchase, $63,162 and $20,862 pledged to secure mortgage loan participation and sale agreement, and $68,937 and $0 pledged to secure Federal Home Loan Bank advances)	1,050,296	637,722
Mortgage loans at fair value (includes $2,485,046 and $2,709,161 pledged to secure assets sold under agreements to repurchase and asset-backed secured financing of a variable interest entity at fair value and $140,025 and $0 pledged to secure Federal Home Loan Bank advances)	2,637,730	2,726,952
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure note payable to PennyMac Financial Services, Inc.	418,573	191,166
Derivative assets	16,806	11,107
Real estate acquired in settlement of loans (includes $280,045 and $150,649 pledged to secure assets sold under agreements to repurchase)	353,563	303,228
Real estate held for investment	4,448	—
Mortgage servicing rights (includes $57,751 and $57,358 carried at fair value and $423,095 and $0 pledged to secure borrowings under notes payable)	423,095	357,780
Servicing advances	79,528	79,878
Due from PennyMac Financial Services, Inc.	9,050	6,621
Other	162,722	59,155

Total assets	$5,592,231	$4,897,258

LIABILITIES
Assets sold under agreements to repurchase	$2,864,032	$2,729,027
Mortgage loan participation and sale agreement	61,078	20,222
Federal Home Loan Bank advances	183,000	—
Notes payable	192,332	—
Note payable to PennyMac Financial Services, Inc.	150,000	—
Asset-backed secured financing of a variable interest entity at fair value	234,287	165,920
Exchangeable senior notes	244,805	244,079
Derivative liabilities	2,786	2,430
Accounts payable and accrued liabilities	67,086	67,806
Due to PennyMac Financial Services, Inc.	17,220	23,943
Income taxes payable	42,702	51,417
Liability for losses under representations and warranties	18,473	14,242

Total liabilities	4,077,801	3,319,086

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30, 2015	December 31, 2014
	(in thousands, except share data)
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 73,792,435 and 74,510,159 common shares	738	745
Additional paid-in capital	1,468,739	1,479,699
Retained earnings	44,953	97,728

Total shareholders’ equity	1,514,430	1,578,172

Total liabilities and shareholders’ equity	$5,592,231	$4,897,258

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	September 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Mortgage loans at fair value	$477,271	$527,369
Derivative assets	626	—
Other assets
Interest receivable	1,502	1,651
Restricted cash	87,891	—

	$567,290	$529,020

LIABILITIES
Asset-backed secured financing at fair value	$234,287	$165,920
Accounts payable and accrued expenses—interest payable	679	477

	$234,966	$166,397

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net investment income
Interest income
From nonaffiliates	$53,412	$37,659	$129,860	$119,522
From PennyMac Financial Services, Inc.	8,026	3,577	17,596	9,578

	61,438	41,236	147,456	129,100

Interest expense
To nonaffiliates	36,471	22,020	91,423	63,660
To PennyMac Financial Services, Inc.	1,289	—	1,822	—

	37,760	22,020	93,245	63,660

Net interest income	23,678	19,216	54,211	65,440
Net gain on mortgage loans acquired for sale	13,884	9,509	35,219	29,702
Loan origination fees	9,135	6,447	21,701	13,288
Net gain on investments
From nonaffiliates	32,802	77,786	56,521	203,943
From PennyMac Financial Services, Inc.	(7,844)	(7,396)	(5,502)	(17,834)

	24,958	70,390	51,019	186,109
Net loan servicing fees	20,791	10,533	41,810	26,712
Results of real estate acquired in settlement of loans	(4,221)	(11,926)	(11,859)	(23,900)
Other	2,549	2,361	6,095	6,330

Net investment income	90,774	106,530	198,196	303,681

Expenses
Earned by PennyMac Financial Services, Inc.:
Loan fulfillment fees	17,553	15,497	45,752	36,832
Loan servicing fees	11,736	12,325	34,542	41,096
Management fees	5,742	9,623	18,524	26,609
Compensation	1,550	1,843	5,748	6,668
Professional services	1,759	1,927	5,249	6,348
Other	7,327	7,384	22,006	18,604

Total expenses	45,667	48,599	131,821	136,157

Income before provision for (benefit from) income taxes	45,107	57,931	66,375	167,524
Provision for (benefit from) income taxes	6,295	2,982	(8,016)	(509)

Net income	$38,812	$54,949	$74,391	$168,033

Earnings per share
Basic	$0.51	$0.74	$0.98	$2.28
Diluted	$0.49	$0.69	$0.95	$2.13
Weighted-average shares outstanding
Basic	74,681	74,140	74,675	73,254
Diluted	83,411	82,832	83,486	81,978
Dividends declared per share	$0.47	$0.61	$1.69	$1.79

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common shares
	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
Balance at December, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	168,033	168,033
Share-based compensation	235	2	4,354	—	4,356
Common share dividends, $1.79 per share	—	—	—	(132,863)	(132,863)
Issuance of common shares	3,447	34	82,419	—	82,453
Share underwriting and offering costs	—	—	(1,052)	—	(1,052)

Balance at September 30, 2014	74,140	$741	$1,470,189	$117,111	$1,588,041

Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	74,391	74,391
Share-based compensation	302	3	4,977	—	4,980
Common share dividends, $1.69 per share	—	—	—	(127,166)	(127,166)
Issuance of common shares	—	—	8	—	8
Repurchase of common shares	(1,020)	(10)	(15,945)	—	(15,955)

Balance at September 30, 2015	73,792	$738	$1,468,739	$44,953	$1,514,430

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$74,391	$168,033
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing	(884)	(905)
Capitalization of interest on mortgage loans at fair value	(34,979)	(40,805)
Accrual of interest on excess servicing spread	(17,596)	(9,578)
Amortization of credit facility commitment fees and debt issuance costs	8,491	7,298
Net gain on mortgage loans acquired for sale	(35,219)	(29,702)
Reversal of costs related to forward purchase agreements	—	(168)
Net gain on investments	(51,019)	(186,109)
Change in fair value, amortization and impairment of mortgage servicing rights	32,876	30,285
Results of real estate acquired in settlement of loans	11,859	23,900
Share-based compensation expense	4,980	4,356
Purchases of mortgage loans acquired for sale at fair value from nonaffiliates	(35,922,418)	(20,759,885)
Purchases of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(13,708)	(4,955)
Repurchase of mortgage loans subject to representation and warranties	(14,873)	(14,266)
Sales and repayments of mortgage loans acquired for sale at fair value to nonaffiliates	10,593,309	8,548,903
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	24,877,077	11,947,251
Increase in servicing advances	(16,930)	(14,347)
(Increase) decrease in due from PennyMac Financial Services, Inc.	(2,090)	2,163
Increase in other assets	(14,891)	(70,252)
Increase in accounts payable and accrued liabilities	10,624	6,038
(Decrease) increase in payable to PennyMac Financial Services, Inc.	(6,487)	3,076
(Decrease) increase in income taxes payable	(8,715)	6,273

Net cash used in operating activities	(526,202)	383,396

Cash flows from investing activities
Net decrease in short-term investments	108,382	54,946
Purchases of mortgage-backed securities at fair value	(62,224)	(73,922)
Repayments of mortgage-backed securities at fair value	52,520	9,830
Purchases of mortgage loans at fair value	(241,981)	(283,017)
Sales and repayments of mortgage loans at fair value	215,630	532,375
Repayments of mortgage loans under forward purchase agreements at fair value	—	6,413
Purchases of excess servicing spread from PennyMac Financial Services, Inc.	(271,452)	(82,646)
Repayments of excess servicing spread by PennyMac Financial Services, Inc.	55,800	25,280
Purchase of Federal Home Loan Bank capital stock	(7,330)	—
Settlements of derivative financial instruments	(8,766)	(7,879)
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	1,466	—
Purchase of real estate acquired in settlement of loans	—	(3,049)
Sales of real estate acquired in settlement of loans	174,784	124,794
Sales of real estate acquired in settlement of loans under forward purchase agreements	—	5,365
Sale of mortgage servicing rights	392	137
Deposits of cash collateral to variable interest entities	(87,891)	—
Decrease (increase) in margin deposits and restricted cash	1,438	(350)

Net cash (used) provided by investing activities	(69,232)	308,277

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash flows from financing activities
Sales of assets under agreement to repurchase	38,669,898	26,109,117
Repurchases of assets sold under agreements to repurchase	(38,534,306)	(25,732,035)
Sales of mortgage loan participation certificates	3,613,090	—
Repayments of mortgage loan participation certificates	(3,572,232)	—
Issuances of credit risk transfer financing	1,204,187	—
Repayments of credit risk transfer financing	(1,204,187)	—
Federal Home Loan Bank advances	461,484	—
Repayments of Federal Home Loan Bank advances	(278,484)	—
Advances under note payable	346,179	—
Repayments under note payable	(153,765)	—
Advances under note payable to PennyMac Financial Services, Inc.	168,546	—
Repayments under note payable to PennyMac Financial Services, Inc.	(18,546)	—
Repayments of borrowings under forward purchase agreements	—	(227,866)
Issuances of asset-backed secured financing at fair value	85,206	—
Repayments of asset-backed secured financing at fair value	(15,590)	(6,161)
Payments of debt issuance cost and commitment fees	(8,436)	—
Issuances of common shares	8	82,453
Repurchases of common shares	(15,955)	—
Payments of common share underwriting and offering costs	—	(1,052)
Payments of contingent underwriting fees payable	(705)	(1,295)
Payments of dividends	(138,041)	(128,966)

Net cash provided financing activities	608,351	94,195

Net increase in cash	12,917	19,076
Cash at beginning of period	76,386	27,411

Cash at end of period	$89,303	$46,487

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

Most of the mortgage loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, income, and cash flows for the interim periods, but are not necessarily indicative of the results of operations that may be anticipated for the full year. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires the Manager to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Reclassification of previously presented balances

In April of 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 specifies that its adoption be made on a retrospective basis. Accordingly, the Company has reclassified its debt issuance costs from Other assets as previously presented to Assets sold under agreements to repurchase, Mortgage loan participation and sale agreement and Exchangeable senior notes to conform its December 31, 2014 balance sheet to the current presentation. The adoption of ASU 2015-03 did not result in changes to the Company’s previously presented consolidated statements of income.

Following is a summary of the balance sheet reclassifications:

	December 31, 2014
	As reported	As previously reported	Reclassification
	(in thousands)
ASSETS
Other	$59,155	$66,193	$(7,038)
Total assets	$4,897,258	$4,904,296	$(7,038)
LIABILITIES
Assets sold under agreements to repurchase	$2,729,027	$2,730,130	$(1,103)
Mortgage loan participation and sale agreement	$20,222	$20,236	$(14)
Exchangeable senior notes	$244,079	$250,000	$(5,921)
Total liabilities	$3,319,086	$3,326,124	$(7,038)
Total liabilities and shareholders’ equity	$4,897,258	$4,904,296	$(7,038)

Note 2—Concentration of Risks

As discussed in Note 1—Organization and Basis of Presentation above, PMT’s operations and investing activities are centered in mortgage-related assets, a substantial portion of which are distressed at acquisition. The mortgage loans at fair value not acquired for sale are generally purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies.

Because of the Company’s investment focus, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy and unemployment rates and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify and PLS’ ability to execute optimal resolutions of problem mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model assumptions that properly anticipate, future outcomes;

•	the level of government support for problem mortgage loan resolution and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed mortgage loans; and

•	regulatory, judicial and legislative support of the foreclosure process, and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$—	$—	$241,981	$284,403
REO	—	—	—	3,117

	$—	$—	$241,981	$287,520

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$—	$—	$—	$26,737
REO	—	—	—	68

	$—	$—	$—	$26,805

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	September 30, 2015	December 31, 2014
	(in thousands)
Mortgage loans	$879,990	$943,163
REO	97,619	108,302

	$977,609	$1,051,465

Total holdings of mortgage loans and REO	$2,991,293	$3,030,180

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

The Company recognized the CGM assets and related obligations as of the dates of the forward purchase agreements and recognized all subsequent income and changes in fair value relating to such assets. As a result of recognizing the CGM assets and related obligations, the Company’s consolidated statements of income and cash flows included the following amounts related to the forward purchase agreements:

	Quarter ended September 30, 2014	Nine months ended September 30, 2014
	(in thousands)
Statements of income:
Interest income	$—	$3,584
Interest expense	$—	$2,364
Net gain on investments	$—	$803
Net loan servicing fees	$—	$517
Results of REO	$—	$(473)
Statements of cash flows:
Repayments of mortgage loans	$—	$6,413
Sales of REO	$—	$5,365
Repayments of borrowings under forward purchase agreements	$—	$(227,866)

The Company had no other variable interests in the trust entity or other exposure to the creditors of the trust entity that could expose the Company to loss.

Note 3—Transactions with Related Parties

Correspondent Production Activities

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fees earned by PLS	$17,553	$15,497	$45,752	$36,832
Unpaid principal balance of loans fulfilled by PLS	$4,073,201	$3,677,613	$10,542,411	$8,588,955
Sourcing fees received from PLS	$3,236	$1,384	$7,084	$3,401
Unpaid principal balance of loans sold to PLS	$10,783,882	$4,609,947	$23,602,020	$11,332,898
Purchases of mortgage loans acquired for sale at fair value from PLS	$2,880	$2,970	$13,708	$4,955
Tax service fee to paid to PLS	$1,291	$703	$3,293	$1,753
At period end:
Mortgage loans included in mortgage loans acquired for sale pending sale to PLS	$373,812	$59,719

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned by PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$130	$28	$198	$74
Activity-based	153	35	243	112

	283	63	441	186

Mortgage loans at fair value:
Distressed mortgage loans
Base	3,896	4,662	12,053	14,549
Activity-based	2,961	4,076	8,948	16,208

	6,857	8,738	21,001	30,757

Mortgage loans held in VIE
Base	34	17	92	71
Activity-based	—	—	—	—

	34	17	92	71

MSRs:
Base	4,473	3,459	12,783	9,930
Activity-based	89	48	225	152

	4,562	3,507	13,008	10,082

	$11,736	$12,325	$34,542	$41,096

Average investment in:
Mortgage loans acquired for sale at fair value	$1,783,011	$732,287	$1,189,754	$530,861
Distressed mortgage loans	$2,201,533	$2,122,397	$2,268,538	$2,171,724
Mortgage loans held in a VIE	$481,925	$537,367	$504,351	$534,784
Average mortgage loan servicing portfolio	$38,172,371	$30,701,324	$36,446,663	$28,597,033

Investing and Financing Activities

Following is a summary of investing and financing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
ESS:
Purchases	$84,165	$9,253	$271,452	$82,646
Recapture income recognized	$2,428	$2,143	$5,173	$6,558
Repayments	$24,717	$8,786	$55,800	$25,280
Interest income	$8,026	$3,577	$17,596	$9,578
Net gain (loss)	$(10,272)	$(9,539)	$(10,675)	$(24,392)
MSR recapture income recognized	$670	$—	$670	$9
Note payable:
Advances	$97,474	$—	$168,546	$—
Repayments	$—	$—	$18,546	$—
Interest expense	$1,289	$—	$1,822	$—

PLS is a party to a lending facility with a nonaffiliate lender pursuant to which it finances certain of its MSRs and servicing advance receivables. On April 30, 2015, PLS amended and restated the lending facility to increase the maximum loan amount to $407 million, $150 million of which is for the purpose of facilitating its financing of the related ESS by PennyMac Holdings, LLC (“PMH”), a wholly owned subsidiary of the Company.

In connection with the amendment to lending facility, PMH and PLS entered into an underlying loan and security agreement, dated as of April 30, 2015, pursuant to which PMH may borrow up to $150 million from PLS for the purpose of financing its purchase of ESS. The principal amount of the borrowings under the underlying loan and security agreement is based upon a percentage of the market value of the ESS pledged by PMH, subject to the $150 million sublimit described above. Pursuant to the underlying loan and security agreement, PMH granted to PLS a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans. The portion of the loan amount outstanding under the lending facility between PLS and the nonaffiliate lender and relating to advances for ESS outstanding with PMH under the underlying loan and security agreement was guaranteed in full by the Company.

PMH and PLS have agreed that PMH is required to repay PLS the principal amount of such borrowings plus accrued interest to the date of such repayment, and PLS is required to repay its lender the corresponding amount under the lending facility. Interest accrues under the underlying loan and security agreement at a rate based on the nonaffiliate lender’s cost of funds. PMH was also required to pay PLS a fee for the structuring of the underlying loan and security agreement in an amount equal to the portion of the corresponding fee paid by PLS to the nonaffiliate lender under the lending facility and allocable to the $150 million relating to the ESS financing.

In addition, in connection with its initial public offering of common shares on August 4, 2009 (“IPO”), the Company conditionally agreed to reimburse PCM up to $2.9 million for underwriting fees paid to the IPO underwriters by PCM on the Company’s behalf. During the quarter and nine months ended September 30, 2015, the Company reimbursed PCM $7,000 and $237,000, respectively, compared to $256,000 and $292,000 for the same periods in 2014.

Also in connection with its IPO, the Company agreed to pay the IPO underwriters up to $5.9 million in contingent underwriting fees. During the quarter and nine months ended September 30, 2015, the Company paid $14,000 and $473,000 to the underwriters, respectively, compared to $615,000 and $1.0 million for the same periods in 2014. At September 30, 2015 and December 31, 2014, $459,000 and $1.7 million, respectively, of contingent underwriting fees were included in accounts payable and accrued liabilities.

Other Transactions

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Base	$5,742	$6,033	$17,181	$17,392
Performance incentive	—	3,590	1,343	9,217

Total management fee incurred during the period	$5,742	$9,623	$18,524	$26,609

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates (1)	$2,694	$2,912	$8,125	$8,181
Expenses incurred on the Company’s behalf	(85)	122	377	671

	$2,609	$3,034	$8,502	$8,852

Payments and settlements during the period (2)	$17,709	$31,621	$64,575	$72,975

(1)	For the quarter and nine months ended September 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company discretionary waivers of $900,000 and $1.6 million, respectively, of overhead expenses that otherwise would have been allocable to the Company.
(2)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company, on the one hand, and PCM and PLS, on the other hand.

Amounts due to PCM and PLS are summarized below:

	September 30, 2015	December 31, 2014
	(in thousands)
Management fees	$5,742	$8,426
Allocated expenses	5,237	6,582
Fulfillment fees	3,031	506
Servicing fees	2,310	3,457
Conditional reimbursement	900	1,136
Unsettled purchases of ESS	—	3,836

	$17,220	$23,943

Amounts due from PCM and its affiliates totaled $9.1 million and $6.6 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015 and December 31, 2015, the balance represents payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled ESS and MSR recaptures.

PFSI, through a controlled subsidiary, held 75,000 of the Company’s common shares at both September 30, 2015 and December 31, 2014.

Note 4—Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)
Basic earnings per share:
Net income	38,812	$54,949	$74,391	$168,033
Effect of participating securities—share-based compensation awards	(361)	(305)	(1,352)	(1,360)

Net income attributable to common shareholders	$38,451	$54,644	$73,039	$166,673

Diluted earnings per share:
Net income attributable to common shareholders	$38,451	$54,949	$73,039	$168,033
Interest on Exchangeable Notes, net of income taxes	2,123	2,081	6,364	6,237

Net income attributable to diluted shareholders	$40,574	$57,030	$79,403	$174,270

Weighted-average basic shares outstanding	74,681	74,140	74,675	73,254
Potentially dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,414	8,401	8,414	8,401
Shares issuable under share-based compensation plan	316	291	397	323

Diluted weighted-average number of shares outstanding	83,411	82,832	83,486	81,978

Basic earnings per share	$0.51	$0.74	$0.98	$2.28

Diluted earnings per share	$0.49	$0.69	$0.95	$2.13

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers that are accounted for as sales where PMT maintains continuing involvement with the mortgage loans, as well as unpaid principal balance (“UPB”) information at period end:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash flows:
Proceeds from sales	$4,885,668	$3,745,193	$10,593,309	$8,534,637
Servicing fees received (1)	$25,054	$17,797	$69,876	$52,704
Period end information:
Unpaid principal balance of:
Mortgage loans outstanding	$39,786,376	$32,134,609
Delinquent mortgage loans:
30-89 days delinquent	$154,346	$87,374
90 or more days delinquent
Not in foreclosure or bankruptcy	25,243	20,708
In foreclosure or bankruptcy	30,406	11,583

	55,649	32,291

	$209,995	$119,665

(1)	Net of guarantee fees.

Consolidated VIEs

Credit Risk Transfer (“CRT”) Transactions

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT arrangements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, may sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (the “CRT Agreements”).

Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment upon fulfillment of the criteria for sale recognition contained in the Transfers and Servicing topic of the FASB’s ASC.

The Company retains a portion of the credit risk underlying such mortgage loans by issuing a credit guarantee to Fannie Mae in exchange for a portion of the guarantee fee normally charged by Fannie Mae for mortgage loan securitizations that it guarantees. The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations and issue the credit guarantees to Fannie Mae.

The Manager has concluded that the Company’s subsidiary trust entities are VIEs. The Manager concluded that the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the credit guarantees, including the cash pledged to fulfill the guarantee obligation, on the Company’s consolidated balance sheet in the form of a net derivative and the restricted cash deposited to secure the guarantee obligation. The restricted cash represents the Company’s maximum contractual exposure to claims under its credit guarantee and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on net derivatives related to CRT Agreements are included in net gain on investments in the consolidated statements of income.

Following is a summary of the CRT Agreements:

	Quarter ended September 30,	Nine months ended September 30,
	2015	2015
	(in thousands)
During the period:
UPB of mortgage loans transferred and sold under CRT Agreements	$1,660,280	$2,400,433
Restricted cash deposited to fund guarantees	$59,841	$87,891
Gains recognized on net derivatives related to CRT Agreements
Realized	$—	$—
Resulting from valuation changes	626	626

	$626	$626

Payments made to settle losses	$—	$—

At period end:
UPB of mortgage loans subject to guarantee obligation	$2,400,433
Delinquency
Current—89 days delinquent	$2,400,433
90 or more days delinquent	—

	$2,400,433

Carrying value of CRT Agreements:
Restricted cash included in Other assets	$87,891
Net derivative assets included in Derivative assets	626

	$88,517

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which a VIE issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans of PMT Loan Trust 2013-J1, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. During the quarter ended September 30, 2015, the Company sold an additional $85.2 million in certificates issued under PMT Loan Trust 2013-J1, thereby reducing the certificates retained by the Company to $238.8 million as of September 30, 2015.

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

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value held in VIE, ESS and MSRs. All derivative financial instruments are recorded on the balance sheet at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) by (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the net derivatives related to CRT Agreements. As of September 30, 2015 and December 31, 2014, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs and the net derivatives related to CRT Agreements are subject to master netting arrangements.

	September 30, 2015			December 31, 2014
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$—	$—	$—	$374	$—	$374
MBS call options	—	—	—	—	—	—
Forward purchase contracts	22,985	—	22,985	3,775	—	3,775
Forward sale contracts	15	—	15	52	—	52
Put options on interest rate futures	693	—	693	193	—	193
Call options on interest rate futures	3,270	—	3,270	3,319	—	3,319
Treasury futures contracts	—	—	—	—	—	—
Netting	—	(19,892)	(19,892)	—	(2,284)	(2,284)

	26,963	(19,892)	7,071	7,713	(2,284)	5,429
Derivatives not subject to master netting arrangements:
Interest rate lock commitments	9,109	—	9,109	5,678	—	5,678
Net derivatives related to CRT Agreements	626	—	626	—	—	—

	$36,698	$(19,892)	$16,806	$13,391	$(2,284)	$11,107

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	September 30, 2015				December 31, 2014
	Net amount of assets presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet			Net amount of assets presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet
		Financial instruments	Cash collateral received	Net amount		Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$9,109	$—	$—	$9,109	$5,678	$—	$—	$5,678
RJ O’Brien & Associates, LLC	3,112	—	—	3,112	3,034	—	—	3,034
Nomura Securities International, Inc	733	—	—	733	—	—	—	—
Fannie Mae Capital Markets	730	—	—	730	—	—	—	—
Jefferies Group, LLC	598	—	—	598	133	—	—	133
Deutsche Bank	572	—	—	572	124	—	—	124
Morgan Stanley Bank, N.A.	531	—	—	531	104	—	—	104
Bank of New York Mellon	403	—	—	403	—	—	—	—
JP Morgan Chase & Co.	313	—	—	313	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	188	—	—	188	253	—	—	253
Goldman Sachs	186	—	—	186	—	—	—	—
Royal Bank of Canada	173	—	—	173	—	—	—	—
Daiwa Capital Markets	100	—	—	100	29	—	—	29
Bank of America, N.A.	—	—	—	—	738	—	—	738
Other	58	—	—	58	1,014	—	—	1,014

Total	$16,806	$—	$—	$16,806	$11,107	$—	$—	$11,107

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2015			December 31, 2014
	Gross amounts of recognized liabilities in the consolidated balance sheet	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities in the consolidated balance sheet	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$6	$—	$6	$34	$—	$34
Forward sales contracts	21,794	—	21,794	6,649	—	6,649
Treasury futures sales contracts	—	—	—	478	—	478
Netting	—	(19,316)	(19,316)	—	(4,748)	(4,748)

	21,800	(19,316)	2,484	7,161	(4,748)	2,413

Derivatives not subject to master netting arrangements:
Interest rate lock commitments	302	—	302	17	—	17

	22,102	(19,316)	2,786	7,178	(4,748)	2,430

Assets sold under agreements to repurchase	2,865,722	—	2,865,722	2,730,130	—	2,730,130
Unamortized commitment fees and issuance cost	(1,690)	—	(1,690)	(1,103)	—	(1,103)

	2,864,032	—	2,864,032	2,729,027	—	2,729,027

	$2,886,134	$(19,316)	$2,866,818	$2,736,205	$(4,748)	$2,731,457

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

	September 30, 2015				December 31, 2014
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments (1)	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$302	$—	$—	$302	$17	$—	$—	$17
Morgan Stanley Bank, N.A.	163,104	(163,104)	—	—	121,975	(121,975)	—	—
Credit Suisse First Boston Mortgage Capital LLC	861,527	(861,527)	—	—	966,155	(966,155)	—	—
Citibank	843,743	(843,743)	—	—	797,851	(797,663)	—	188
JPMorgan Chase & Co.	446,348	(446,348)	—	—	—	—	—	—
Bank of America, N.A.	403,193	(402,917)	—	276	508,908	(508,908)	—	—
Daiwa Capital Markets	148,083	(148,083)	—	—	126,909	(126,909)	—	—
RBS Securities	—	—	—	—	208,520	(208,520)	—	—
Other	2,208	—	—	2,208	2,225	—	—	2,225
Unamortized commitment fees and issuance cost	(1,690)	1,690	—	—	(1,103)	1,103	—	—

Total	$2,866,818	$(2,864,032)	$—	$2,786	$2,731,457	$(2,729,027)	$—	$2,430

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

The Manager has also identified the Company’s CRT financing and asset-backed secured financing of the VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing these financings.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$31,518	$—	$—	$31,518
Mortgage-backed securities at fair value	—	315,599	—	315,599
Mortgage loans acquired for sale at fair value	—	1,050,296	—	1,050,296
Mortgage loans at fair value	—	477,271	2,160,459	2,637,730
Excess servicing spread purchased from PFSI	—	—	418,573	418,573
Derivative assets:
Interest rate lock commitments	—	—	9,109	9,109
Forward purchase contracts	—	22,985	—	22,985
Forward sales contracts	—	15	—	15
Net derivatives related to CRT Agreements	—	—	626	626
Put options on interest rate futures	693	—	—	693
Call options on interest rate futures	3,270	—	—	3,270

Total derivative assets before netting before netting	3,963	23,000	9,735	36,698
Netting (1)	—	—	—	(19,892)

Total derivative assets after netting	3,963	23,000	9,735	16,806

Mortgage servicing rights at fair value	—	—	57,751	57,751

	$35,481	$1,866,166	$2,646,518	$4,528,273

Liabilities:
Asset-backed secured financing of a variable interest entity at fair value	—	234,287	—	234,287
Derivative liabilities:
Interest rate lock commitments	—	—	302	302
Forward purchase contracts	—	6	—	6
Forward sales contracts	—	21,794	—	21,794

Total derivative liabilities before netting	—	21,800	302	22,102
Netting (1)	—	—	—	(19,316)

Total derivative liabilities after netting	—	21,800	302	2,786

	$—	$256,087	$302	$237,073

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$139,900	$—	$—	$139,900
Mortgage-backed securities at fair value	—	307,363	—	307,363
Mortgage loans acquired for sale at fair value	—	637,722	—	637,722
Mortgage loans at fair value	—	527,369	2,199,583	2,726,952
Excess servicing spread purchased from PFSI	—	—	191,166	191,166
Derivative assets:
Interest rate lock commitments	—	—	5,678	5,678
MBS put options	—	374	—	374
Forward purchase contracts	—	3,775	—	3,775
Forward sales contracts	—	52	—	52
Put options on interest rate futures	193	—	—	193
Call options on interest rate futures	3,319	—	—	3,319

Total derivative assets	3,512	4,201	5,678	13,391
Netting (1)	—	—	—	(2,284)

Total derivative assets after netting	3,512	4,201	5,678	11,107

Mortgage servicing rights at fair value	—	—	57,358	57,358

	$143,412	$1,476,655	$2,453,785	$4,071,568

Liabilities:
Asset-backed secured financing of a variable interest entity at fair value	$—	$165,920	$—	$165,920
Derivative liabilities:
Interest rate lock commitments	—	—	17	17
MBS call options	478	—	—	478
Forward purchase contracts	—	34	—	34
Forward sales contracts	—	6,649	—	6,649

Total derivative liabilities	478	6,683	17	7,178
Netting (1)	—	—	—	(4,748)

Total derivative liabilities	478	6,683	17	2,430

Total liabilities	$478	$172,603	$17	$168,350

(1)	Derivatives are reported net of cash collateral received and paid and, to the extent that the criteria of the accounting guidance covering the offsetting of amounts related to certain contracts are met, positions with the same counterparty are netted as part of a legally enforceable master netting agreement.

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended September 30, 2015
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	Net derivatives related to CRT Agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2015	$2,246,944	$359,102	$(267)	$—	$57,343	$2,663,122
Purchases	—	84,165	—	—	—	84,165
Repayments and sales	(57,022)	(24,717)	—	—	—	(81,739)
Capitalization of interest	14,849	8,026	—	—	—	22,875
ESS received pursuant to a recapture agreement with PFSI	—	2,268	—	—	—	2,268
Interest rate lock commitments issued, net	—	—	11,834	—	—	11,834
Servicing received as proceeds from sales of mortgage loans					5,674	5,674
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	9,255	—	—	—	—	9,255
Other factors	22,638	(10,271)	16,458	626	(5,266)	24,185

	31,893	(10,271)	16,458	626	(5,266)	33,440

Transfers of mortgage loans to REO	(76,205)	—	—	—	—	(76,205)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(19,218)	—	—	(19,218)

Balance, September 30, 2015	$2,160,459	$418,573	$8,807	$626	$57,751	$2,646,216

Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$32,971	$(10,271)	$8,807	$626	$(5,266)	$26,867

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Quarter ended September 30, 2014
	Mortgage loans at fair value	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, June 30, 2014	$2,156,501	$190,244	$11,087	$46,802	$2,404,634
Purchases	—	9,253	—	—	9,253
Repayments and sales	(126,413)	(8,786)	—	(137)	(135,336)
Capitalization of interest	10,451	3,577	—	—	14,028
ESS received pursuant to a recapture agreement with PFSI	—	2,619	—	—	2,619
Interest rate lock commitments issued, net	—	—	14,046	—	14,046
Servicing received as proceeds from sales of mortgage loans	—	—	—	12,812	12,812
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	13,850	—	—	—	13,850
Other factors	67,446	(9,539)	843	(1,606)	57,144

	81,296	(9,539)	843	(1,606)	70,994

Transfers of mortgage loans to REO	(90,733)	—	—	—	(90,733)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(20,585)	—	(20,585)

Balance, September 30, 2014	$2,031,102	$187,368	$5,391	$57,871	$2,281,732

Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$70,713	$(9,539)	$5,391	$(1,606)	$64,959

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Nine months ended September 30, 2015
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	Net derivatives related to CRT Agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$—	$57,358	$2,453,768
Purchases	241,981	271,452	—	—	—	513,433
Repayments and sales	(171,093)	(55,800)	—	—	—	(226,893)
Capitalization of interest	34,979	17,596	—	—	—	52,575
ESS received pursuant to a recapture agreement with PFSI	—	4,833	—	—	—	4,833
Interest rate lock commitments issued, net	—	—	42,917	—	—	42,917
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	9,169	9,169
Charges in fair value included in income arising from:
Changes in instrument-specific credit risk	29,563	—	—	—	—	29,563
Other factors	49,584	(10,674)	(6,941)	626	(8,776)	23,819

	79,147	(10,674)	(6,941)	626	(8,776)	53,382

Transfers of mortgage loans to REO	(224,138)	—	—	—	—	(224,138)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(32,830)	—	—	(32,830)

Balance, September 30, 2015	$2,160,459	$418,573	$8,807	$626	$57,751	$2,646,216

Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$80,885	$(10,674)	$8,807	$626	$(8,776)	$70,868

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Nine months ended September 30, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	283,017	1,386	82,646	—	—	367,049
Repayments and sales	(513,843)	(6,413)	(25,280)	—	(137)	(545,673)
Capitalization of interest	39,005	1,800	9,578	—	—	50,383
ESS received pursuant to a recapture agreement with PFSI	—	—	6,093	—	—	6,093
Interest rate lock commitments issued, net	—	—	—	45,800	—	45,800
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	39,954	39,954
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	54,612	2,269	—	—		56,881
Other factors	139,393	(1,466)	(24,392)	12,837	(8,398)	117,974

	194,005	803	(24,392)	12,837	(8,398)	174,855

Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—	—	—	—
Transfers of mortgage loans to REO	(253,649)	—	—	—	—	(253,649)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,802)	—	—	—	(9,802)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(54,495)	—	(54,495)

Balance, September 30, 2014	$2,031,102	$—	$187,368	$5,391	$57,871	$2,281,732

Changes in fair value recognized during the period relating to assets still held at September 30, 2014	$126,773	$—	$(24,392)	$5,391	$(8,398)	$99,374

(1)	For purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans held in a consolidated VIE):

	September 30, 2015
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,050,006	$1,003,249	$46,757
90 or more days delinquent (1)
Not in foreclosure	85	116	(31)
In foreclosure	205	254	(49)

	290	370	(80)

	$1,050,296	$1,003,619	$46,677

Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$477,271	$471,496	$5,775
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	—	—	—

	477,271	471,496	5,775

Other mortgage loans at fair value:
Current through 89 days delinquent	801,018	1,049,502	(248,484)
90 or more days delinquent (1)
Not in foreclosure	533,070	739,183	(206,113)
In foreclosure	826,371	1,149,326	(322,955)

	1,359,441	1,888,509	(529,068)

	2,160,459	2,938,011	(777,552)

	$2,637,730	$3,409,507	$(771,777)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

	December 31, 2014
	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale:
Current through 89 days delinquent	$637,518	$610,372	$27,146
90 or more days delinquent (1)
Not in foreclosure	204	255	(51)
In foreclosure	—	—	—

	204	255	(51)

	$637,722	$610,627	$27,095

Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$527,369	$517,500	$9,869
90 or more days delinquent (1)
Not in foreclosure	—	—	—
In foreclosure	—	—	—

	—	—	—

	527,369	517,500	9,869

Other mortgage loans at fair value:
Current through 89 days delinquent	664,266	935,385	(271,119)
90 or more days delinquent (1)
Not in foreclosure	608,144	875,214	(267,070)
In foreclosure	927,173	1,371,371	(444,198)

	1,535,317	2,246,585	(711,268)

	2,726,952	3,699,470	(972,518)

	$3,364,674	$4,310,097	$(945,423)

(1)	Loans delinquent 90 or more days are placed on nonaccrual status and previously accrued interest is reversed.

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2015
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	91	3,564	—	3,655
Mortgage loans acquired for sale at fair value	39,504	—	—	—	39,504
Mortgage loans at fair value	—	1,024	39,273	—	40,297
Excess servicing spread at fair value	—	—	(7,844)	—	(7,844)
Mortgage servicing rights at fair value	—	—	—	(5,266)	(5,266)

	$39,504	$1,115	$34,993	$(5,266)	$70,346

Liabilities:
Asset-backed secured financing at fair value	—	(351)	(3,940)	—	(4,291)

	$—	$(351)	$(3,940)	$—	$(4,291)

	Quarter ended September 30, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	108	(821)	—	(713)
Mortgage loans acquired for sale at fair value	19,977	—	—	—	19,977
Mortgage loans at fair value	—	385	78,717	—	79,102
Excess servicing spread at fair value	—	—	(7,396)	—	(7,396)
Mortgage servicing rights at fair value	—	—	—	(1,606)	(1,606)

	$19,977	$493	$70,500	$(1,606)	$89,364

Liabilities:
Asset-backed secured financing at fair value	$—	$(124)	$696	$—	$572

	$—	$(124)	$696	$—	$572

	Nine months ended September 30, 2015
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—		$—	$—
Mortgage-backed securities at fair value	—	155	(1,622)	—	(1,467)
Mortgage loans acquired for sale at fair value	57,568	—	—	—	57,568
Mortgage loans at fair value	—	1,203	76,249	—	77,452
Excess servicing spread at fair value	—	—	(5,502)	—	(5,502)
Mortgage servicing rights at fair value	—	—	—	(8,776)	(8,776)

	$57,568	$1,358	$69,125	$(8,776)	$119,275

Liabilities:
Asset-backed secured financing at fair value	—	(474)	(719)	—	(1,193)

	$—	$(474)	$(719)	$—	$(1,193)

	Nine months ended September 30, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	296	6,096	—	6,392
Mortgage loans acquired for sale at fair value	69,812	—	—	—	69,812
Mortgage loans at fair value	—	938	218,912	—	219,850
Mortgage loans under forward purchase agreements at fair value	—	—	803	—	803
Excess servicing spread at fair value	—	—	(17,834)	—	(17,834)
Mortgage servicing rights at fair value	—	—	—	(8,398)	(8,398)

	$69,812	$1,234	$207,977	$(8,398)	$270,625

Liabilities:
Asset-backed secured financing at fair value	$—	$(328)	$(7,258)	$—	$(7,586)

	$—	$(328)	$(7,258)	$—	$(7,586)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$145,815	$145,815
Mortgage servicing rights at lower of amortized cost or fair value	—	—	125,952	125,952

	$—	$—	$271,767	$271,767

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate asset acquired in settlement of loans	$—	$—	$157,203	$157,203
Mortgage servicing rights at lower of amortized cost or fair value	—	—	91,990	91,990

	$—	$—	$249,193	$249,193

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Real estate asset acquired in settlement of loans	$(8,182)	$(14,242)	$(18,308)	$(24,027)
Mortgage servicing rights at lower of amortized cost or fair value	(7,845)	602	(7,142)	(2,249)

	$(16,027)	$(13,640)	$(25,450)	$(26,276)

Real Estate Acquired in Settlement of Loans

The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured at cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the asset’s fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into pools with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3% and 4.5% and a single pool for mortgage loans with interest rates below 3%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools is below the amortized cost of the MSRs, those MSRs are impaired.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s cash balances as well as certain of its borrowings are carried at amortized cost. Cash is measured using “Level 1” inputs. The Company’s assets sold under agreements to repurchase and mortgage loan participation and sale agreement are classified as “Level 3” financial statement instruments as of September 30, 2015 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase and Mortgage loan participation and sale agreement approximate the agreements’ carrying values due to the immediate realizability of cash at their carrying amounts and to the borrowing agreements’ short terms and variable interest rates.

The Exchangeable Notes are carried at amortized cost. The fair value of the Exchangeable Notes at September 30, 2015 and December 31, 2014 was $225.0 million and $239.0 million, respectively. The fair value of the Exchangeable Notes is estimated using a broker indication of value. The Company has classified the Exchangeable Notes as “Level 3” financial statement items as of September 30, 2015 due to the lack of current market activity.

Valuation Techniques and Inputs

Most of the Company’s assets and asset-backed financing of a VIE are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the Level 3 valuations, the FAV group reports to the Manager’s senior management valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” financial statement items, including the models’ performance versus actual results, and reports those results to the Manager’s senior management valuation committee. The Manager’s senior management valuation committee includes PFSI’s chief executive, financial, operating, risk and asset/liability management officers.

The FAV group is responsible for reporting to the Manager’s senior management valuation committee on a monthly basis on the changes in the valuation of the financial statement items, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” financial statement items:

Mortgage-Backed Securities

The Company’s MBS include Agency and senior non-agency MBS. The Company categorized its current holdings of MBS as “Level 2” financial statement items. Fair value of Agency and senior non-Agency MBS is established based on quoted market prices for the Company’s MBS or similar securities.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” financial statement items. The fair values of mortgage loans acquired for sale at fair value are estimated using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value held outside the VIE and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type or contracted selling price, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

	Range
	(Weighted average)
Key inputs	September 30, 2015	December 31, 2014
Discount rate
Range	2.5% – 15.0%	2.3% – 15.0%
Weighted average	6.9%	7.7%
Twelve-month projected housing price index change
Range	2.0% – 4.3%	4.0% – 5.3%
Weighted average	3.9%	4.8%
Prepayment speed (1)
Range	0.1% – 4.6%	0.0% – 6.5%
Weighted average	3.6%	3.1%
Total prepayment speed (2)
Range	3.6% – 27.3%	0.0% – 27.9%
Weighted average	20.5%	21.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

	Range
	(Weighted average)
Key inputs	September 30, 2015	December 31, 2014
Unpaid principal balance of underlying mortgage loans (in thousands)	$54,189,421	$28,227,340
Average servicing fee rate (in basis points)	32	31
Average ESS rate (in basis points)	17	16
Pricing spread (1)
Range	4.8% – 6.5%	1.7% – 12.0%
Weighted average	5.7%	5.3%
Life (in years)
Range	1.5 – 8.9	0.4 – 7.3
Weighted average	6.7	5.8
Annual total prepayment speed (2)
Range	5.5% – 50.3%	7.6% – 74.6%
Weighted average	10.4%	11.2%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for mortgage loans whose payments cash flows have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

	Range
	(Weighted average)
Key inputs	September 30, 2015	December 31, 2014
Pull-through rate
Range	44.8% – 99.9%	65.0% – 98.0%
Weighted average	88.6%	94.9%
MSR value expressed as:
Servicing fee multiple
Range	1.9 – 6.0	0.7 – 5.2
Weighted average	4.5	4.3
Percentage of unpaid principal balance
Range	0.5% – 3.7%	0.2% – 1.3%
Weighted average	1.2%	1.1%

The Company estimates the fair value of commitments to sell loans based on quoted MBS prices. The Company estimates the fair value of the interest rate options and futures it uses as hedging derivatives based on observed interest rate volatilities in the MBS market. These derivative financial instruments are categorized by the Company as “Level 2” financial statement items.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying mortgage loans, the applicable pricing spread or discount rate, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2015		2014
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$47,140	$5,674	$26,802	$12,812
Unpaid principal balance of underlying mortgage loans	$3,512,016	$578,894	$2,423,013	$1,234,028
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Pricing spread (1)
Range	6.5% – 13.0%	7.2% – 14.3%	6.5% – 17.5%	8.8% – 13.5%
Weighted average	7.8%	8.4%	8.5%	9.1%
Life (in years)
Range	2.0 – 7.4	2.3 – 7.2	1.4 – 7.3	2.8 – 7.3
Weighted average	6.8	6.6	6.6	7.1
Annual total prepayment speed (2)
Range	7.6% – 37.6%	8.4% – 22.4%	7.6% – 48.8%	8.0% – 30.4%
Weighted average	9.2%	11.9%	9.2%	9.7%
Annual per-loan cost of servicing
Range	$62 – $68	$62 – $68	$68 – $140	$68 – $140
Weighted average	$65	$65	$70	$70

	Nine months ended September 30,
	2015		2014
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying loan amounts in thousands)
MSR recognized	$103,281	$9,169	$49,276	$39,954
Unpaid principal balance of underlying mortgage loans	$9,140,782	$978,951	$4,518,100	$3,784,142
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Pricing spread (1)
Range	6.5% – 17.5%	7.2% – 16.3%	6.3% – 17.5%	8.5% – 13.5%
Weighted average	8.1%	9.2%	8.5%	9.1%
Life (in years)
Range	1.3 – 7.7	2.3 – 7.3	1.1 – 7.3	2.8 – 7.3
Weighted average	6.7	6.5	6.3	7.1
Annual total prepayment speed (2)
Range	7.6% – 51.0%	8.3% – 34.2%	7.6% – 56.4%	8.0% – 30.4%
Weighted average	8.9%	12.1%	9.7%	9.5%
Annual per-loan cost of servicing
Range	$62 – $134	$62 – $68	$68 – $140	$68 – $140
Weighted average	$63	$64	$69	$69

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.

(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2015		December 31, 2014
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, unpaid principal balance and effect on fair value amounts in thousands)
Carrying value	$365,344	$57,751	$300,422	$57,358
Key inputs:
Unpaid principal balance of underlying mortgage loans	$33,834,143	$6,061,654	$28,006,797	$6,278,676
Weighted-average annual servicing fee rate (in basis points)	26	25	26	25
Weighted-average note interest rate	3.84%	4.77%	3.80%	4.78%

Pricing spread (1) (2)
Range	7.2% – 10.7%	7.2% – 10.7%	6.3% – 17.5%	8.1% – 16.3%
Weighted average	7.2%	7.2%	7.9%	10.3%
Effect on fair value of a:
5% adverse change	$(5,826)	$(813)	$(5,801)	$(937)
10% adverse change	$(11,484)	$(1,602)	$(11,410)	$(1,845)
20% adverse change	$(22,318)	$(3,117)	$(22,086)	$(3,577)

Weighted average life (in years)
Range	1.3 – 7.4	1.9 – 5.6	1.8 – 7.2	1.8 – 7.2
Weighted average	6.9	5.6	6.4	6.7
Prepayment speed (1) (3)
Range	8.6% – 54.2%	14.3% – 38.5%	7.8% – 47.9%	8.0% – 39.6%
Weighted average	10.2%	14.6%	8.8%	11.4%
Effect on fair value of a:
5% adverse change	$(8,064)	$(1,751)	$(6,166)	$(1,430)
10% adverse change	$(15,826)	$(3,416)	$(12,138)	$(2,803)
20% adverse change	$(30,511)	$(6,508)	$(23,532)	$(5,394)

Annual per-loan cost of servicing
Range	$68 – $68	$68 – $68	$62 – $134	$62 – $134
Weighted average	$68	$68	$62	$62
Effect on fair value of a:
5% adverse change	$(2,512)	$(412)	$(1,807)	$(334)
10% adverse change	$(5,024)	$(824)	$(3,614)	$(668)
20% adverse change	$(10,047)	$(1,648)	$(7,228)	$(1,337)

(1)	The effect on fair value of an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	September 30, 2015		December 31, 2014
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Conventional:
Agency-eligible	$601,394	$575,458	$287,300	$274,650
Jumbo	69,157	67,544	137,440	134,079
Held for sale to PennyMac Loan Services, LLC—Government insured or guaranteed	373,812	354,529	209,325	198,265
Commercial real estate loan	1,851	1,798	—	—
Mortgage loans repurchased pursuant to representations and warranties	4,082	4,291	3,657	3,634

	$1,050,296	$1,003,620	$637,722	$610,628

Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$903,806		$609,608
Mortgage loan participation and sale agreements	$63,162		$20,862
Federal Home Loan Bank (“FHLB”) advances	$68,937		$—

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the UPB plus interest earned during the period it holds each such mortgage loan.

Note 9—Derivative Financial Instruments

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, MSRs, ESS, mortgage loans held by VIE, asset backed financing, IRLCs and inventory of mortgage loans acquired for sale. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

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

The Company uses Eurodollar futures, which settle daily, with the intention of moderating the risk of changing market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its LIBOR-indexed variable interest rate repurchase agreement liabilities.

The Company has entered into CRT Agreements whereby it retains a portion of the credit risk relating to mortgage loans it sells into Fannie Mae-guaranteed securitizations. These investments are accounted for as derivative financial instruments. The Company’s remaining derivative financial instrument transactions, except for IRLCs, are in support of its risk management activities. IRLCs are generated in the normal course of business when the Company commits to purchase mortgage loans acquired for sale.

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	September 30, 2015			December 31, 2014
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	1,163,415	$9,109	$302	695,488	$5,678	$17
Forward sales contracts	3,410,839	15	21,794	1,601,282	52	6,649
Forward purchase contracts	3,282,364	22,985	6	1,100,700	3,775	34
MBS put options	450,000	—	—	340,000	374	—
MBS call options	—	—	—	—	—	—
Eurodollar future sales contracts	1,756,000	—	—	7,426,000	—	—
Eurodollar future purchase contracts	—	—	—	800,000	—	—
Treasury future contracts	—	—	—	85,000	—	478
Call options on interest rate futures	1,555,000	3,270	—	1,030,000	3,319	—
Put options on interest rate futures	1,625,000	693	—	275,000	193	—
Net derivative related to CRT transactions	2,400,433	626	—	—	—	—

Total derivative instruments before netting		36,698	22,102		13,391	7,178
Netting		(19,892)	(19,316)		(2,284)	(4,748)

		$16,806	$2,786		$11,107	$2,430

The following tables summarize the notional amount activity for derivative arising from CRT Agreements and derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale, MSRs, mortgage loans at fair value held in a VIE and MBS.

	Quarter ended September 30, 2015
Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward sales contracts	3,252,286	15,003,760	(14,845,207)	3,410,839
Forward purchase contracts	2,263,622	10,938,733	(9,919,991)	3,282,364
MBS put options	367,500	700,000	(617,500)	450,000
MBS call options	40,000	—	(40,000)	—
Eurodollar future sale contracts	5,984,000	—	(4,228,000)	1,756,000
Treasury future contracts	40,000	—	(40,000)	—
Call option on interest rate futures	1,135,000	1,805,000	(1,385,000)	1,555,000
Put options on interest rate futures	1,273,000	1,650,000	(1,298,000)	1,625,000
Net derivative related to CRT transactions	—	2,400,433	—	2,400,433

	Quarter ended September 30, 2014
Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	3,058,604	8,216,022	(9,364,487)	1,910,139
Forward sales contracts	4,185,633	11,670,826	(13,080,210)	2,776,249
MBS put option	392,500	640,000	(467,500)	565,000
MBS call option	95,000	75,000	(120,000)	50,000
Eurodollar future sale contracts	5,562,000	990,000	(290,000)	6,262,000
Eurodollar future purchase contracts	—	290,000	(290,000)	—
Treasury future sale contracts	85,000	154,500	(154,500)	85,000
Treasury future purchase contracts	—	138,300	(138,300)	—
Put options on interest rate futures	125,000	490,500	(395,500)	220,000
Call options on interest rate futures	230,000	580,000	(455,000)	355,000

	Nine months ended September 30, 2015
Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward sales contracts	1,601,283	38,880,821	(37,071,265)	3,410,839
Forward purchase contracts	1,100,700	27,871,913	(25,690,249)	3,282,364
MBS put options	340,000	1,692,500	(1,582,500)	450,000
MBS call options	—	140,000	(140,000)	—
Eurodollar future sale contracts	7,426,000	285,000	(5,955,000)	1,756,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future contracts	85,000	161,500	(246,500)	—
Call options on interest rate futures	1,030,000	4,080,000	(3,555,000)	1,555,000
Put options on interest rate futures	275,000	4,318,000	(2,968,000)	1,625,000
Net derivative related to CRT transactions	—	2,400,433	—	2,400,433

	Nine months ended September 30, 2014
Instrument	Balance, beginning of period	Additions	Dispositions/ expirations	Balance, end of period
	(in thousands)
Forward purchase contracts	2,781,066	26,650,920	(27,521,847)	1,910,139
Forward sales contracts	3,588,027	35,657,347	(36,469,125)	2,776,249
MBS put option	55,000	1,482,500	(972,500)	565,000
MBS call option	110,000	230,000	(290,000)	50,000
Eurodollar future sale contracts	8,779,000	1,452,000	(3,969,000)	6,262,000
Eurodollar future purchase contracts	—	3,287,000	(3,287,000)	—
Treasury future sale contracts	105,000	375,300	(395,300)	85,000
Treasury future purchase contracts	—	331,900	(331,900)	—
Put options on interest rate futures	52,500	1,052,500	(885,000)	220,000
Call options on interest rate futures	—	960,000	(605,000)	355,000

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

Hedged Item	Income Statement Line	Quarter ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
		(in thousands)
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(33,652)	$(4,503)	$(23,198)	$(44,003)
Mortgage servicing rights	Net loan servicing fees	$19,061	$(654)	$13,868	$3,532
Fixed-rate assets and LIBOR—indexed repurchase agreements	Net gain on investments	$(6,772)	$(807)	$(18,065)	$(14,609)

Note 10—Mortgage Loans at Fair Value

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	September 30, 2015		December 31, 2014
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$1,359,441	$1,888,509	$1,535,317	$2,246,585
Performing mortgage loans:
Fixed interest rate	380,322	494,804	322,704	449,496
Adjustable-rate/hybrid	157,265	186,534	127,405	162,329
Interest rate step-up	263,270	367,958	213,999	323,350
Balloon	161	206	158	210

	801,018	1,049,502	664,266	935,385
Fixed interest rate jumbo mortgage loans held in a VIE	477,271	471,496	527,369	517,500

	$2,637,730	$3,409,507	$2,726,952	$3,699,470

Mortgage loans at fair value pledged to secure :
Assets sold under agreements to repurchase	$2,390,784		$2,543,242
FHLB advances	$140,025		$—
Asset-backed secured financing	$477,271		$527,369

Following is a summary of certain concentrations of credit risk in the portfolio of mortgage loans at fair value, excluding mortgage loans held in a VIE securing asset-backed financing:

Concentration	September 30, 2015	December 31, 2014
	(percentages are at fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	75%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	46%	55%
Percentage of mortgage loans secured by California real estate	22%	22%
Additional states contributing 5% or more of mortgage loans	New York New Jersey Florida	New York New Jersey Florida

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$324,278	$240,471	$303,228	$138,942
Purchases	—	—	—	3,049
Transfers from mortgage loans at fair value and servicing advances	82,405	94,530	240,483	268,677
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(2,212)	—	(3,505)	—
Transfers from REO under forward purchase agreements	—	—	—	12,737
Results of REO:
Valuation adjustments, net	(8,734)	(15,639)	(26,740)	(32,912)
Gain on sale, net	4,513	3,713	14,881	9,485

	(4,221)	(11,926)	(11,859)	(23,427)
Proceeds from sales	(46,687)	(47,890)	(174,784)	(124,793)

Balance at end of period	$353,563	$275,185	$353,563	$275,185

At period end:
REO pledged to secure assets sold under agreements to repurchase	$280,045	$56,702

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$—	$19,858

Note 12—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

The Company held no real estate acquired in settlement of loans under forward purchase agreements during the quarter and nine months ended September 30, 2015. Following is a summary of the activity in REO under forward purchase agreements during the quarter and nine months ended September 30, 2014:

	Quarter ended September 30, 2014	Nine months ended September 30, 2014
	(in thousands)
Balance at beginning of period	$—	$9,138
Purchases	—	68
Transfers from mortgage loans under forward purchase agreements at fair value and advances	—	9,369
Transfers to REO	—	(12,737)
Results of REO under forward purchase agreements:	—
Valuation adjustments, net	—	(779)
Gain on sale, net	—	306

	—	(473)
Proceeds from sales	—	(5,365)

Balance at end of period	$—	$—

Note 13—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance at beginning of period	$57,343	$46,802	$57,358	$26,452
MSRs resulting from mortgage loan sales	5,674	12,812	9,169	39,954
Changes in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	(3,418)	(106)	(3,525)	(4,974)
Other changes in fair value (2)	(1,848)	(1,500)	(5,251)	(3,424)

	(5,266)	(1,606)	(8,776)	(8,398)

Sales	—	(137)	—	(137)

Balance at end of period	$57,751	$57,871	$57,751	$57,871

MSRs pledged to secure note payable at end of period	$57,751	$—

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortized Cost:
Balance at beginning of period	$344,405	$274,110	$308,137	$266,697
MSRs resulting from loan sales	47,140	26,802	103,281	49,276
Amortization	(11,333)	(8,109)	(30,913)	(23,170)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—
Sales	(12)	—	(305)	—

Balance at end of period	380,200	292,803	380,200	292,803

Valuation Allowance:
Balance at beginning of period	(7,011)	(5,428)	(7,714)	(2,577)
(Additions) reversals	(7,845)	602	(7,142)	(2,249)
Application of valuation allowance to write down MSRs with other-than temporary impairment	—	—	—	—

Balance at end of period	(14,856)	(4,826)	(14,856)	(4,826)

MSRs, net	$365,344	$287,977	$365,344	$287,977

Fair value at beginning of period	$362,908	$289,226	$322,230	$289,737
Fair value at end of period	$386,539	$312,196
Carrying value of MSRs pledged to secure note payable	$365,344	$—

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the September 30, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Quarter ended September 30, 2015	Estimated MSR amortization
(in thousands)
2015	$49,227
2016	42,898
2017	37,642
2018	33,216
2019	29,421
Thereafter	187,796

Total	$380,200

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Contractually-specified servicing fees	$25,500	$19,345	$74,016	$54,396

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.30%	2.13%	2.27%	2.18%
Average balance	$3,252,341	$2,501,816	$3,125,328	$2,186,135
Total interest expense	$21,350	$15,814	$60,470	$43,496
Maximum daily amount outstanding	$4,160,814	$2,815,572	$4,612,001	$2,700,586
At period end:
Amount outstanding	$2,865,722	$2,416,686
Unamortized debt issuance costs	(1,690)	(639)

	$2,864,032	$2,416,047

Weighted-average interest rate	2.22%	2.17%
Available borrowing capacity:
Committed	$510,109	$578,969
Uncommitted	868,978	894,343

	$1,379,087	$1,473,312

Margin deposits placed with counterparties	$7,230	$8,210
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$306,638	$262,378
Mortgage loans acquired for sale at fair value	903,806	609,608
Mortgage loans at fair value	2,390,784	2,273,768
Real estate acquired in settlement of loans	280,045	76,561

	$3,881,273	$3,222,315

(1)	Excludes the effect of amortization of commitment fees and issuance costs of $2.2 million and $6.7 million for the quarter and nine months ended September 30, 2015 and $2.2 million and $7.4 million for the quarter and nine months ended September 30, 2014, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at September 30, 2015	Contractual balance
(in thousands)
Within 30 days	$1,521,695
Over 30 to 90 days	413,728
Over 90 days to 180 days	252,357
Over 180 days to 1 year	290,986
Over 1 year to 2 year	386,956

$2,865,722

Weighted average maturity (in months)	4.5

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2015:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale Weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$366,115	October 22, 2015	October 22, 2015
Credit Suisse First Boston Mortgage Capital LLC	$317,292	October 30, 2015	October 30, 2015
JPMorgan Chase & Co.	$160,224	—	January 26, 2017
Bank of America, N.A.	$31,157	December 19, 2015	January 29, 2016
Morgan Stanley	$10,905	November 17, 2015	December 17, 2015

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Citibank, N.A.	$517	December 30, 2015
JPMorgan Chase & Co.	$16,547	October 23, 2015
Daiwa Capital Markets America Inc.	$8,275	November 6, 2015
Bank of America, N.A.	$15,181	November 18, 2015

The following is a summary of the tangible net worth and minimum required amounts for the Company and certain of its subsidiaries at September 30, 2015 to comply with the debt covenants contained in the borrowing agreements:

	Tangible net worth at September 30, 2015
Entity	Balance	Minimum required
	(in thousands)
PennyMac Mortgage Investment Trust	$1,514,430	$860,000
Operating Partnership	$1,554,310	$700,000
PennyMac Holdings, LLC	$896,693	$250,000
PennyMac Corp.	$417,780	$150,000

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

The mortgage loan participation and sale agreements are summarized below:

	Quarter ended September 30, 2015	Nine months ended September 30, 2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	1.44%	1.43%
Average balance	$48,832	$50,933
Total interest expense	$226	$699
Maximum daily amount outstanding	$120,374	$148,032
At period end:
Amount outstanding	$61,093
Unamortized debt issuance costs	(16)

	$61,078

Weighted-average interest rate	1.44%
Mortgage loans pledged to secure mortgage loan participation and sale agreement	$63,162

(1)	Excludes the effect of amortization of commitment fees of $47,000 and $146,000 for the quarter and nine months ended September 30, 2015.

Note 16—Federal Home Loan Bank Advances

In June 2015, the Company entered into a collateral, pledge, and security agreement with the Federal Home Loan Bank of Des Moines with no specified termination date. The Company may request advances up to a maximum of $400.0 million. The Company is required to comply with certain financial covenants and must also maintain capital stock equal to at least 4% of the outstanding balance of FHLB advances.

The FHLB advances are summarized below:

	Quarter ended September 30, 2015	Nine months ended September 30, 2015
	(dollars in thousands)
During the period:
Weighted-average interest rate	0.27%	0.27%
Average balance	$170,902	$58,100
Total interest expense	$117	$119
Maximum daily amount outstanding	$188,834	$188,834
At period end:
Balance	$183,000
Weighted-average interest rate	0.27%
Fair value of assets securing FHLB advances:
Mortgage-backed securities	$8,961
Mortgage loans acquired for sale at fair value	68,937
Mortgage loans at fair value	140,025

	$217,923

Note 17—Notes Payable

On September 14, 2015, the Company, through its wholly-owned subsidiary PMC, entered into a Loan and Security Agreement with Barclays Bank PLC, pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae MBS in an aggregate loan amount not to exceed $150 million. The note matures on September 13, 2016. The Company used the proceeds of this financing to repay its borrowings collateralized by MSRs relating to mortgage loans pooled into Fannie Mae MBS under a Loan and Security Agreement with Citibank, N.A, which is now used to finance Freddie Mac MSRs only. The note in favor of Citibank, N.A. matures on March 29, 2016.

Following is a summary of financial information relating to the notes payable:

	Quarter ended September 30, 2015	Nine months ended September 30, 2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	4.25%	4.24%
Average balance	$195,030	$85,907
Total interest expense	$2,375	$3,369
Maximum daily amount outstanding	$198,191	$198,191
At period end:
Amount outstanding	$192,332
Weighted-average interest rate	4.39%
Mortgage servicing rights pledged to secure notes payable	$423,095

(1)	Excludes the effect of amortization of commitment fees and issuance costs of $562,000 and $915,000 for the quarter and nine months ended September 30, 2015.

Note 18—Asset-Backed Secured Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed secured financing of a VIE:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Weighted-average fair value	$170,262	$168,923	$165,024	$168,186
Interest expense	$1,787	$1,584	$4,671	$4,762
Weighted-average effective interest rate	3.30%	3.67%	3.35%	3.73%
At period end:
Fair value	$234,287	$166,841
Interest rate	3.50%	3.50%

The asset-backed secured financing of a variable interest entity is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 19—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of the Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.6567 common shares per $1,000 principal amount of the Exchangeable Notes as of September 30, 2015, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cumulative cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Weighted-average unpaid principal balance	$250,000	$250,000	$250,000	$250,000
Interest expense (1)	$3,605	$3,592	$10,803	$10,763
At period end:
Amount outstanding	$250,000	$250,000
Unamortized issuance costs	(5,195)	(6,156)

	$244,805	$243,844

(1)	Total interest expense includes amortization of debt issuance costs of $245,000 and $726,000 during the quarter and nine months ended September 30, 2015, respectively, and $232,000 and $685,000 during the quarter and nine months ended September 2014, respectively.

Note 20—Borrowings under Forward Purchase Agreements

There were no borrowings under forward purchase agreements during the quarter and nine months ended September 30, 2015. Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Quarter ended September 30, 2014	Nine months ended September 30, 2014
	(dollars in thousands)
During the period:
Weighted-average effective interest rate	—	2.84%
Weighted-average balance	$—	$109,708
Interest expense	$—	$2,364
Maximum daily amount outstanding	$—	$226,847
At period end:
Balance	$—
Interest rate	—
Fair value of underlying loans and REO	$—

Note 21—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Balance, beginning of period	$16,714	$11,876	$14,242	$10,110
Provision for losses	1,833	1,359	4,177	3,125
Losses incurred	(74)	—	(176)	—
Recoveries	—	—	230	—

Balance, end of period	$18,473	$13,235	$18,473	$13,235

Unpaid principal balance of mortgage loans subject to representations and warranties at period end	$39,730,788	$32,129,635

Note 22—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2015, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

September 30, 2015
(in thousands)
Commitments to purchase mortgage loans:
Mortgage loans acquired for sale at fair value	$1,163,415

Note 23—Shareholders’ Equity

Common Share Repurchases

On August 19, 2015, the Company announced that its Board of Directors authorized a common share repurchase program under which the Company may repurchase up to $150 million of its outstanding common shares. During the quarter and nine months ended September 30, 2015, 1.0 million common shares were repurchased by the Company at a cost of $16.0 million. The repurchased common shares were canceled upon settlement of the repurchase transactions.

Common Share Issuances

The Company has entered into an ATM Equity Offering Sales AgreementSM. During the quarter and nine month periods ended September 30, 2015, the Company did not sell any common shares under the agreement. During the nine months ended September 30, 2014, the Company sold a total of 3,447,022 of its common shares at a weighted average price of $23.92 per share, providing net proceeds to the Company of approximately $81.6 million, net of sales commissions of $899,000.

At September 30, 2015, the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM.

Note 24—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$115	$138	$417	$462
Mortgage-backed securities	2,614	1,935	7,752	5,657
Mortgage loans acquired for sale at fair value	20,704	7,712	38,120	16,911
Mortgage loans at fair value	24,364	22,401	68,089	76,502
Mortgage loans at fair value held by VIE	5,598	5,457	15,440	16,368
Mortgage loans under forward purchase agreements	—	—	—	3,584
Other	17	16	42	38

	53,412	37,659	129,860	119,522
From PennyMac Financial Services, Inc:
Excess servicing spread purchased from PFSI, at fair value	8,026	3,577	17,596	9,578

	61,438	41,236	147,456	129,100

Interest expense:
From nonaffiliates:
Assets sold under agreements to repurchase	21,350	15,814	60,470	43,496
Federal Home Loan Bank advances	117	—	119	—
Mortgage loans participation and sale agreement	226	—	699	—
Credit risk transfer financing	5,799	—	6,912	—
Notes payable	2,375	—	3,369	—
Asset-backed secured financing of a variable interest entity at fair value	1,787	1,584	4,671	4,762
Exchangeable senior notes	3,605	3,592	10,803	10,763
Borrowings under forward purchase agreements	—	—	—	2,363
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	849	581	3,313	1,281
Interest on mortgage loan impound deposits	363	449	1,067	995

	36,471	22,020	91,423	63,660
From PennyMac Financial Services, Inc:
Note payable to PennyMac Financial Services, Inc.	1,289	—	1,822	—

	37,760	22,020	93,245	63,660

Net interest income	$23,678	$19,216	$54,211	$65,440

Note 25—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Loans	$4,579	$(15,473)	(54,183)	$(21,540)
Hedging activities	(33,268)	(12,706)	(27,082)	(35,004)

	(28,689)	(28,179)	(81,265)	(56,544)

Non cash gain:
Receipt of MSRs in loan sale transactions	52,814	39,614	112,450	89,230
Provision for losses relating to representations and warranties provided in loan sales	(1,833)	(1,359)	(4,177)	(3,125)

Change in fair value of financial instruments issued and held at period end:
IRLCs	9,073	(5,697)	3,146	4,140
Mortgage loans	(17,097)	(3,073)	1,181	5,000
Hedging derivatives	(384)	8,203	3,884	(8,999)

	(8,408)	(567)	8,211	141

	$13,884	$9,509	$35,219	$29,702

Note 26—Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$3,564	$(821)	$(1,622)	$6,096
Mortgage loans	31,909	81,296	79,163	194,808
Mortgage loans held in a VIE	7,421	(2,578)	(2,856)	24,906
Net derivatives related to CRT Agreements	626	—	626	—
Asset-backed secured financing	(3,941)	696	(719)	(7,258)
Hedging derivatives	(6,777)	(807)	(18,071)	(14,609)

	32,802	77,786	56,521	203,943
From PennyMac Financial Services, Inc:
Excess servicing spread purchased from PFSI	(7,844)	(7,396)	(5,502)	(17,834)

	$24,958	$70,390	$51,019	$186,109

Note 27—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Servicing fees (1)	$25,500	$20,300	$74,016	$56,988
MSR recapture fee receivable from PFSI	670	—	670	9
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(11,333)	(8,109)	(30,913)	(23,170)
(Provision for) reversal of impairment	(7,845)	602	(7,142)	(2,249)
Gain on sale	4	—	87	—
Carried at fair value—change in fair value	(5,266)	(1,606)	(8,776)	(8,398)
Gains (losses) on hedging derivatives	19,061	(654)	13,868	3,532

	(5,379)	(9,767)	(32,876)	(30,285)

Net loan servicing fees	$20,791	$10,533	$41,810	$26,712

Average servicing portfolio	$38,172,371	$30,701,324	$36,446,663	$28,597,033

(1)	Includes contractually specified servicing and ancillary fees.

Note 28—Share-Based Compensation Plans

On September 30, 2015 and 2014, the Company had one share-based compensation plan. The Company recognized compensation expense of $1.3 million and $5.0 million for the quarter and nine months ended September 30, 2015, compared to $1.6 million and $5.7 million for the same periods in 2014. The Company granted 294,684 and 300,131 restricted share units with a grant date fair value of $6.3 million and $6.0 million during the nine months ended September 30, 2015 and 2014, respectively. No restricted share units were granted during the quarters ended September 30, 2015 and 2014. The Company had vestings of zero and 301,763 restricted share units during the quarter and nine months ended September 30, 2015, compared to 500 and 230,716 units for the same periods in 2014.

Note 29—Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Common overhead allocation from PFSI (1)	$2,550	$2,802	$7,487	$8,018
Servicing and collection costs	1,853	2,064	6,480	5,809
Loan origination	1,367	1,202	3,496	1,637
Insurance	309	247	984	738
Technology	307	246	910	720
Other	941	823	2,649	1,682

	$7,327	$7,384	$22,006	$18,604

(1)	For the quarter and nine months ended September 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company discretionary waivers of $900,000 and $1.6 million, respectively, of overhead expenses that otherwise would have been allocable to the Company.

Note 30—Income Taxes

The Company’s effective tax rate is 14.0% and (12.1)% for the quarter and nine months ended September 30, 2015, as compared to 5.1% and (0.3)% for the same periods in 2014. The increase in the Company’s tax expense for the quarter ended September 30, 2015 as compared to the same period in 2014 is due primarily to increased income before income taxes earned at the Company’s taxable REIT subsidiary. The increase in the Company’s tax benefit for the nine months ended September 30, 2015 as compared to the same period in 2014 is due primarily to an increased loss before income taxes incurred at the Company’s taxable REIT subsidiary. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 31—Segments and Related Information

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs and ESS. The Company seeks to maximize the fair value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Quarter ended September 30, 2015	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$13,748	$47,690	$—	$61,438
Interest expense	(6,370)	(31,390)	—	(37,760)

	7,378	16,300	—	23,678
Net gain on mortgage loans acquired for sale	13,884	—	—	13,884
Net gain on investments	—	24,958	—	24,958
Net loan servicing fees	—	20,791		20,791
Other income (loss)	9,154	(1,691)	—	7,463

	30,416	60,358	—	90,774

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	18,367	16,664	—	35,031
Other	1,876	8,760	—	10,636

	20,243	25,424	—	45,667

Pre-tax income	$10,173	$34,934	$—	$45,107

Total assets at period end	$1,073,070	$4,519,161	$—	$5,592,231

Quarter ended September 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$7,727	$33,509	$—	$41,236
Interest expense	(3,660)	(18,360)	—	(22,020)

	4,067	15,149	—	19,216
Net gain on mortgage loans acquired for sale	9,509	—	—	9,509
Net gain on investments	—	70,390	—	70,390
Net loan servicing fees	—	10,533		10,533
Other income (loss)	6,524	(9,642)	—	(3,118)

	20,100	86,430	—	106,530

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	15,900	21,545	—	37,445
Other	1,410	9,744	—	11,154

	17,310	31,289	—	48,599

Pre-tax income	$2,790	$55,141	$—	$57,931

Total assets at period end	$708,442	$3,896,371	$—	$4,604,813

Nine months ended September 30, 2015	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$29,858	$117,598	$—	$147,456
Interest expense	(14,953)	(78,292)	—	(93,245)

	14,905	39,306	—	54,211
Net gain on mortgage loans acquired for sale	35,219	—	—	35,219
Net gain on investments	—	51,019	—	51,019
Net loan servicing fees	—	41,810		41,810
Other income (loss)	21,857	(5,920)	—	15,937

	71,981	126,215	—	198,196

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	47,313	51,505	—	98,818
Other	4,803	28,200	—	33,003

	52,116	79,705	—	131,821

Pre-tax income	$19,865	$46,510	$—	$66,375

Total assets at period end	$1,073,070	$4,519,161	$—	$5,592,231

Nine months ended September 30, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$16,948	$114,540	$(2,388)	$129,100
Interest expense	(12,196)	(53,852)	2,388	(63,660)

	4,752	60,688	—	65,440
Net gain on mortgage loans acquired for sale	29,702	—	—	29,702
Net gain on investments	—	186,109	—	186,109
Net loan servicing fees	—	26,712		26,712
Other income (loss)	13,365	(17,647)	—	(4,282)

	47,819	255,862	—	303,681

Expenses:
Loan fulfillment, servicing and management fees payable to PennyMac Financial Services, Inc.	37,701	66,836	—	104,537
Other	2,248	29,372	—	31,620

	39,949	96,208	—	136,157

Pre-tax income	$7,870	$159,654	$—	$167,524

Total assets at period end	$708,442	$3,896,371	$—	$4,604,813

Note 32—Supplemental Cash Flow Information

	Nine months ended September 30,
	2015	2014
	(in thousands)
Cash paid for interest	$85,876	$68,443
Income tax paid (refund)	$700	$(6,782)
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$240,483	$268,677
Purchase of mortgage loans financed through forward purchase agreements	$—	$2,828
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$—	$205,902
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$—	$9,369
Receipt of MSRs as proceeds from sales of loans	$112,450	$89,230
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$4,440	$—
Receipt of ESS pursuant to recapture agreement with PFSI	$4,833	$6,093
Transfer of REO under forward purchase agreements to REO	$—	$12,737
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$—	$2,828
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$58,923	$3,491
Dividends payable	$35,019	$45,467

Note 33—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which are a minimum net worth of $75.9 million and $39.4 million, respectively. Management believes that PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirements as of September 30, 2015.

Note 34—Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02: (a) using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. The Company is currently assessing the potential effect that the adoption of ASU 2015-02 will have on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 should be applied on a retrospective basis and is effective for the Company for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.

The Company adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, the Company, on its September 30, 2015 consolidated balance sheet, reclassified $7.0 million in debt issuance costs from Other assets and allocated such costs in the amount of $1.7 million to Mortgage loans sold under agreements to repurchase; $16,000 to Mortgage loan participation and sale agreement; $82,000 to Notes payable and $5.2 million to Exchangeable senior notes. There were no changes to the Company’s consolidated statements of income or consolidated statements of cash flows as a result of the Company’s adoption of ASU 2015-03.

Note 35—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On October 16, 2015, the Company sold an additional $25.3 million in certificates issued under PMT Loan Trust 2013-J1, thereby reducing the certificates retained by the Company to $213.5 million.

•	On October 22, 2015, the Company, through PMC and PMH, entered into amendments to (i) its master repurchase agreement, dated December 9, 2010, by and among Citibank, N.A. (“Citi”), PMC, PMH and PLS (the “NPL Repurchase Agreement”), and (ii) its master repurchase agreement, dated May 24, 2012, by and among Citi, PMC and PLS (the “Loan Repo Facility” and, together with the NPL Repurchase Agreement, the “Repurchase Agreements”).

Under the terms of the amendments, the maturity date of each Repurchase Agreement was extended to October 20, 2016, and the maximum aggregate purchase price provided for in each Repurchase Agreement was increased to $1.075 billion, $925 million of which is committed and the available amount of which is reduced under each Repurchase Agreement by the aggregate outstanding purchase price under the other Repurchase Agreement (and as defined therein).

The Repurchase Agreements together require the Company to maintain various financial and other covenants, which include maintaining (i) a minimum adjusted tangible net worth at all times greater than or equal to $830 million; (ii) a minimum in unrestricted cash and cash equivalents among the Company and its subsidiaries at all times equal to or greater than $40 million; (iii) a ratio of total liabilities to adjusted tangible net worth at all times less than 5:1; and (iv) profitability of at least $1.00 for at least one (1) of the previous two (2) consecutive fiscal quarters, as of the end of each fiscal quarter.

The Repurchase Agreements together also require PMH and PMC to maintain various financial and other covenants, which include maintaining (i) a minimum adjusted tangible net worth at all times greater than or equal to $220 million for PMH and $140 million for PMC; (ii) a minimum in unrestricted cash and cash equivalents between PMH and PMC at all times greater than or equal to $25 million in the aggregate; and (iii) a ratio of total liabilities to adjusted tangible net worth at all times less than 10:1 for each of PMH and PMC.

The Repurchase Agreements together also require PLS to maintain various financial and other covenants, which include maintaining (i) a minimum adjusted tangible net worth at all times greater than or equal to $170 million; (ii) a minimum in unrestricted cash and cash equivalents at all times greater than or equal to $20 million; (iii) a ratio of total liabilities to adjusted tangible net worth at all times less than 10:1; and (iv) profitability of at least $1.00 for each fiscal quarter.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We intend to achieve this objective largely by investing in distressed mortgage assets, mortgage related assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the MSRs.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PennyMac Loan Services, LLC (“PLS”).

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is to effect timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and nine months ended September 30, 2015 we acquired distressed mortgage loans with fair values totaling zero and $242.0 million, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $103.7 million and $344.2 million, respectively. During the quarter and nine months ended September 30, 2014 we acquired distressed mortgage loans with fair values totaling zero and $283.0 million and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $172.1 million and $647.2 million, respectively.

During the quarter and nine months ended September 30, 2015, we purchased newly originated prime credit quality loans with fair values totaling $15.1 billion and $35.9 billion, respectively, in furtherance of our correspondent production business compared to $8.4 billion and $20.8 billion for the quarter and nine months ended September 30, 2014, respectively. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the FHA or insured or guaranteed by the VA or USDA, we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the loan for the time period we hold the mortgage loan prior to the sale to PLS. We received sourcing fees totaling $3.2 million and $7.1 million relating to $10.7 billion and $23.6 billion in UPB of mortgage loans at fair value that we sold to PLS for the quarter and nine months ended September 30, 2015, respectively, compared to $1.4 million and $3.4 million relating to $4.6 billion and $11.3 billion in UPB of loans at fair value that we sold to PLS for the quarter and nine months ended September 30, 2014, respectively.

We supplement these activities through participation in other mortgage-related activities, which are in various stages of analysis, planning or implementation, including:

•	Acquisition of excess servicing spread (“ESS”) from mortgage servicing rights (“MSRs”) acquired by PLS. We believe that ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS. In addition, ESS can offset against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the quarter and nine months ended September 30, 2015, we purchased ESS with fair values totaling $84.2 million and $271.5 million, respectively, and received $2.3 million and $4.8 million, respectively, pursuant to a recapture agreement with PLS. During the quarter and nine months ended September 30, 2014, we purchased ESS with fair values totaling $9.3 million and $82.6 million, respectively, and received $2.6 million and $6.1 million, respectively, pursuant to a recapture agreement with PLS.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the quarter and nine months ended September 30, 2015, we received MSRs with fair values at initial recognition totaling $52.8 million and $112.5 million, respectively, compared to $39.6 million and $89.2 million during the quarter and nine months ended September 30, 2014.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction.

•	Investing in the credit risk on mortgage loans we deliver to the Agencies. In August 2015, we completed the delivery of $1.2 billion of mortgage loans into a credit risk transfer transaction through which we received a participation in the credit risk of the mortgage loans we delivered. In September 2015, we entered into another credit risk transfer transaction into which we expect to deliver approximately $4.0 billion of mortgage loans. We expect to fulfill the delivery of the mortgage loans associated with the credit risk transfer transaction early in 2016. Our interests will continue to be in the form of a certificated security that can be efficiently financed.

Although definitive documentation has been executed, this credit risk transfer transaction is subject to continuing due diligence and customary closing conditions, including required regulatory approvals. There can be no assurance regarding the size of the transaction.

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $37.1 million and $62.2 million during the quarter and nine months ended September 30, 2015, respectively, compared to $54.3 million and $73.9 million during the quarter and nine months ended September 30, 2014, respectively.

•	Acquisition of small balance (typically under $10 million) commercial mortgage loans.

•	Providing inventory financing of mortgage loans for mortgage lenders. We believe this activity may result in attractive investment assets and will supplement and make our correspondent production business more attractive to lenders from which we acquire newly originated loans.

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

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow as reflected in recent economic data. During the third quarter of 2015, real U.S. gross domestic product expanded at an annual rate of 1.5% compared to a 4.3% increase for the third quarter of 2014 and a revised 3.9% increase for the second quarter of 2015. The national unemployment rate was 5.1% at September 30, 2015 compared to 5.3% at June 30, 2015 and 5.9% at September 30, 2014. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the second quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 5.77%, a reduction from 7.40% during the second quarter of 2014.

Residential real estate activity appears to be stable. The seasonally adjusted annual rate of existing home sales for September 2015 was 8.8% higher than for September 2014, and the national median existing home price for all housing types was $221,900, a 6.1% increase from September 2014. On a national level, foreclosure filings during September 2015 increased by 3.1% as compared to September 2014. Foreclosure activity is expected to remain above historical average levels through 2015 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.84% to a high of 4.09% during the third quarter of 2015 while during the third quarter of 2014, thirty-year fixed mortgage interest rates ranged from a low of 4.10% to a high of 4.23% (Source: the Federal Home Loan Mortgage Corporation’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $455 billion of home loans during the third quarter of 2015, up 26% from the third quarter of 2014. Although the continued low interest rate environment has led to an increase in the volume of borrowers seeking to refinance, we expect purchase-money loans to constitute a greater proportion of mortgage originations in the future. With mortgage production levels through the third quarter in excess of last year’s total, industry forecasts have increased estimates for total mortgage originations in 2015 to $1.6 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts). We expect efforts to expand GSE product offerings (including 97% loan-to-value loans) and a recent reduction in FHA mortgage insurance premiums to make mortgage credit more affordable. In our correspondent production business we continue to see increased competition from new and existing market participants.

We believe there is significant long-term market opportunity in non-Agency jumbo mortgage loans, however current investor demand from institutional investors and large banks remains limited. The prime jumbo MBS securitization market was flat during the third quarter of 2015, with issuances totaling $2.1 billion in UPB as compared with $2.1 billion during the third quarter of 2014. During the third quarter of 2015, we produced approximately $19 million in UPB of jumbo loans compared to $169 million in UPB of jumbo loans produced during the third quarter of 2014.

Our Manager continues to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either non-performing loans, troubled but performing loans or a combination thereof) offered for sale. During 2015, the pool of sellers expanded to include Fannie Mae as a new programmatic seller, together with existing sellers such as HUD, Freddie Mac and money-center banks. During the third quarter of 2015, our Manager reviewed 32 mortgage loan pools totaling approximately $8.2 billion in UPB. This compares to our Manager’s review of 36 mortgage loan pools totaling approximately $9.7 billion in UPB during the third quarter of 2014. During the nine months ended September 30, 2015, we acquired distressed loans with fair value totaling $242 million compared to $287.5 million during the same period in 2014. While we expect to see a continued supply of distressed whole loans, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient in considering new investments in distressed whole loans and we continue to monitor the market to assess best execution opportunities for distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands except per share amounts)
Net investment income	$90,774	$106,530	$198,196	$303,681
Expenses	(45,667)	(48,599)	(131,821)	(136,157)
(Provision for) benefit from income taxes	(6,295)	(2,982)	8,016	509

Net income	$38,812	$54,949	$74,391	$168,033

Pre-tax income by segment:
Correspondent production	$10,173	$2,790	$19,865	$7,870
Investment activities	34,934	55,141	46,510	159,654

	$45,107	$57,931	$66,375	$167,524

Earnings per share:
Basic	$0.51	$0.74	$0.98	$2.28
Diluted	$0.49	$0.69	$0.95	$2.13
Dividends per share:
Declared	$0.47	$0.61	$1.69	$1.79
Paid	$0.61	$0.59	$1.83	$1.77
Investment activities:
Distressed mortgage loans and REO:
Purchases	$—	$—	$241,981	$287,520
Cash proceeds from liquidation activities	$103,708	$172,139	$344,224	$647,164
MBS:
Purchases	$37,095	$54,284	$62,224	$73,922
Cash proceeds from repayment and sales	$12,776	$4,411	$52,520	$9,830
ESS:
Purchases from PFSI	$84,165	$9,253	$271,452	$82,646
Cash proceeds from repayments	$24,717	$8,786	$55,800	$25,280
Per share closing prices:
During the period:
High	$18.30	$22.35	$22.99	$24.44
Low	$14.69	$21.10	$14.69	$20.78
At period end	$15.47	$21.43
At period end:
Total assets	$5,592,231	$4,604,813
Book value per share	$20.52	$21.42

During the quarter and nine months ended September 30, 2015, we recorded net income of $38.8 million and $74.4 million, or $0.49 and $0.95 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2015 reflects net interest income of $23.7 million and $54.2 million, supplemented by net gains on our investments in financial instruments (comprised of net gain on investments and net gain on mortgage loans acquired for sale) totaling $38.8 million and $86.2 million, including $36.5 and $68.8 million of valuation gains on mortgage loans at fair value and mortgage loans at fair value held by variable interest entity (“VIE”). During the quarter and nine months ended September 30, 2015, we purchased $15.1 billion and $35.9 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $13.9 million and $35.2 million, including $52.8 million and $112.5 million of MSRs retained upon sale of such loans. At September 30, 2015, we held mortgage loans acquired for sale with fair values totaling $1.1 billion, including $373.8 million that were pending sale to PLS.

During the quarter and nine months ended September 30, 2014, we recorded net income of $54.9 million and $168.0 million, or $0.69 and $2.13 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2014 reflects net gains on our investments in financial instruments (comprised of net gain on investments and net gain on mortgage loans acquired for sale) totaling $79.9 million and $215.8 million, including $72.6 million and $196.5 million of valuation gains on mortgage loans at fair value, mortgage loans at fair value held by variable interest entities (“VIEs”), and mortgage loans under forward purchase agreements at fair value. These gains were supplemented by $19.2 million and $65.4 million of net interest income, respectively. During the quarter and nine months ended September 30, 2014, we purchased $8.4 billion and $20.8 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $9.5 million and $29.7 million. At September 30, 2014, we held mortgage loans acquired for sale with fair values totaling $688.9 million, including $59.7 million that were pending sale to PLS.

Our net income decreased during the quarter and nine months ended September 30, 2015 compared to the quarter and nine months ended September 30, 2014 primarily due to a decrease in pretax income in our investment activities segment. During the quarter ended September 30, 2015, we recognized net investment income totaling approximately $60.4 million in our investment activities segment, a decrease of $26.1 million, or 30%, from $86.4 million during the quarter ended September 30, 2014. During the nine months ended September 30, 2015, we recognized net investment income totaling approximately $126.2 million in our investment activities segment, a decrease of $129.6 million, or 51%, from $255.9 million during the quarter ended September 30, 2014. In our investment activities, our average investment portfolio was approximately $3.5 billion during the quarter ended September 30, 2015, an increase of $310.6 million, or 10%, over the quarter ended September 30, 2014.

In our correspondent production activities, we received proceeds of $4.9 billion and $10.6 billion during the quarter and nine months ended September 30, 2015, respectively, from the sale of mortgage loans to non-affiliates. We issued $4.1 billion and $12.1 billion of IRLCs relating to Agency and jumbo mortgage loans during the quarter and nine months ended September 30, 2015, an increase of $364.3 million, or 10%, and an increase of $2.4 billion, or 25%, from the same periods in 2014. We sold approximately 79% more loans to nonaffiliates during the quarter ended September 30, 2015 as compared to the same period in 2014 but our net gain on mortgage loans acquired for sale remained relatively flat due to the continuing competition in the conventional conforming mortgage market.

Net Investment Income

During the quarter and nine months ended September 30, 2015, we recorded net investment income of $90.8 million and $198.2 million, respectively, comprised primarily of net interest income of $23.6 million and $54.2 million, $13.9 million and $35.2 million of net gain on mortgage loans acquired for sale, $20.8 million and $41.8 million of net loan servicing fees, $9.1 million and $21.7 million of loan origination fees, and $25.0 million and $51.0 million of net gain on investments, partially offset by losses from results of REO of $4.2 million and $11.9 million. During the quarter and nine months ended September 30, 2014, we recorded net investment income of $106.5 million and $303.7 million, respectively, comprised primarily of net gain on investments of $70.4 million and $186.1 million, supplemented by $19.2 million and $65.4 million of net interest income, $9.5 million and $29.7 million of net gain on mortgage loans acquired for sale, $10.5 million and $26.7 million of net loan servicing fees, and $6.4 million and $13.3 million of loan origination fees, partially offset by $11.9 million and $23.9 million of losses from results of REO, respectively.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value and ESS) and a portion of our MSRs at fair value, a substantial portion of the income we record with respect to such assets results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs and the derivatives we use to hedge our financial assets and liabilities and MSRs, impairment adjustments relating to our MSRs carried at the lower of amortized cost or fair value, non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans, accrual of unearned discounts relating to mortgage loans held in a consolidated VIE and amortization of premiums relating to our asset-backed financings.

The amounts of non-cash fair value and interest income adjustments are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	$(17,097)	$(3,073)	$1,181	$5,000
IRLCs	9,073	(5,697)	3,146	4,140
Hedging derivatives	(384)	8,203	3,884	(8,999)

	(8,408)	(567)	8,211	141

Net interest income
Capitalization of interest pursuant to mortgage loan modifications	14,849	10,452	34,979	40,805
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(1,295)	385	(4,980)	938

	13,554	10,837	29,999	41,743

Net gain (loss) on investments
Mortgage-backed securities:
Agency	2,432	(1,192)	(747)	5,542
Non Agency	1,132	370	(875)	554
Mortgage loans:
at fair value	29,040	75,168	71,642	171,589
at fair value held in a variable interest entity	7,421	(2,578)	(2,856)	24,906
at fair value under forward purchase agreements	—	—	—	463
Excess servicing spread	(7,844)	(7,396)	(5,502)	(17,834)
Net derivative related to CRT Agreements	626	—	626	—
Asset-backed secured financing	(3,941)	696	(719)	(7,258)

	28,866	65,068	61,569	177,962
Net loan servicing fees—MSR valuation adjustments	(11,263)	498	(10,667)	(7,222)

	$22,749	$75,836	$89,112	$212,624

Cash is generated when mortgage loan investments are monetized through payoffs or sales, when payment of principal and interest occurs on such mortgage loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. During the quarter and nine month periods ended September 30, 2014, we recognized $52.8 million and $112.5 million of MSRs offset by $1.8 million and $4.2 million of provision for losses on representations and warranties in net gain on mortgage loans acquired for sales, respectively. During the quarter and nine month periods ended September 30, 2014, we recognized $39.6 million and $89.2 million of MSRs offset by $1.4 million and $3.1 million of provision for losses on representations and warranties in net gain on mortgage loans acquired for sale, respectively. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade. With respect to MSRs and ESS, negative valuation adjustments generally arise from increased prepayment expectations. To the extent that such expectations result from decreasing interest rates, increased loan production and recapture of MSRs and ESS may occur.

The following table illustrates the net gain in fair value that we accumulated over the period during which we owned the liquidated mortgage loan investments and REO, as compared to the proceeds actually received and the additional net gain realized upon liquidation of such assets:

	Quarter ended September 30,
	2015			2014
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$57,022	$6,122	$2,852	$124,248	$21,406	$6,128
REO	46,686	734	4,512	47,891	2,003	3,713

	$103,708	$6,856	$7,364	$172,139	$23,409	$9,841

	Nine months ended September 30,
	2015			2014
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$169,440	$18,851	$7,480	$517,005	$102,227	$22,756
REO	174,784	3,786	14,880	130,159	8,205	9,791

	$344,224	$22,637	$22,360	$647,164	$110,432	$32,547

(1)	For the nine months ended September 30, 2015, the amounts include sales of reperforming mortgage loans with sale proceeds of $939,000, accumulated losses of $206,000, and $479,000 in losses on liquidation, respectively. For the nine months ended September 30, 2014, the amounts include sales of reperforming mortgage loans with sale proceeds of $65.7 million and $329.9 million, accumulated gains of $14.5 million and $77.3 million, and $271,000 and $3.8 million in gains on liquidation, respectively.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred aggregate servicing and activity fees of $3.6 million and $12.0 million with respect to assets liquidated during the quarter and nine months ended September 30, 2015, respectively, compared to $3.2 million and $11.4 million for the quarter and nine months ended September 30, 2014.

The decrease in net investment income during the quarter ended September 30, 2015 as compared to the quarter ended September 30, 2014 primarily reflects the decrease in net fair value gains in our investments in mortgage loans at fair value, along with losses recognized on our asset-backed secured financing and increased losses on our hedging instruments partially offset by increased gains in our investment in MBS, mortgage loans held in a VIE and the net derivative we held pursuant to a credit risk transfer transaction with Fannie Mae. Decreases in gain on our investments in mortgage loans are due to moderation in both actual and projected real estate values relating to the properties securing our distressed loans, reduced appreciation of our performing mortgage loans resulting from observed increased marketplace demand, and slower than expected transitions of loans toward resolution as compared to the quarter and nine months ended September 30, 2014.

Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30, 2015
	Interest income/expense			Average balance (2)	Annualized % interest yield/cost
	Coupon	Discount/ fees (1)	Total
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$20,704	$—	$20,704	$1,783,011	4.54%
Investment activities:
Short-term investments	115	—	115	46,178	0.97%
Mortgage -backed securities:
Agency	1,610	75	1,685	188,685	3.49%
Non-Agency prime jumbo	913	16	929	106,923	3.40%

	2,523	91	2,614	295,608	3.46%

Mortgage loans:
at fair value	24,364	—	24,364	2,201,533	4.33%
at fair value held by variable interest entity	4,574	1,024	5,598	481,925	4.55%

	28,938	1,024	29,962	2,683,458	4.37%
Excess servicing spread from affiliates	8,026	—	8,026	428,331	7.33%

Total investment activities	39,602	1,115	40,717	3,453,575	4.61%
Other	17	—	17	—

	$60,323	$1,115	$61,438	$5,236,586	4.59%

Liabilities:
Assets sold under agreements to repurchase	19,113	2,237	21,350	$3,252,341	2.57%
Mortgage loans participation and sale agreement	179	47	226	48,832	1.81%
Federal Home Loan Bank advances	117	—	117	170,902	0.27%
Credit risk transfer financing at fair value	5,799	—	5,799	1,158,763	1.96%
Asset-backed secured financing	1,436	351	1,787	170,262	4.11%
Exchangeable senior notes	3,359	246	3,605	250,000	5.64%

	30,003	2,881	32,884	5,051,100	2.55%

Notes payable	1,813	562	2,375	195,030	4.77%
Note payable to PennyMac Financial Services, Inc	—	1,289	1,289	121,079	4.17%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	849	—	849	—
Interest on mortgage loan impound deposits	363	—	363	—

	33,028	4,732	37,760	5,367,209	2.75%

Net interest income	$27,291	$(3,613)	$23,678

Net interest margin					1.77%
Net interest spread					1.84%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Quarter ended September 30, 2014
	Interest income/expense			Average balance (2)	Annualized % interest yield/cost
	Coupon	Discount/ fees (1)	Total
	(dollars in thousands)
Assets:
Correspondent lending:
Mortgage loans acquired for sale at fair value	$7,712	$—	$7,712	$732,287	4.12%
Investment activities:
Short-term investments	138	—	138	77,669	0.70%
Mortgage-backed securities
Agency	1,687	51	1,738	194,730	3.49%
Non-Agency prime jumbo	140	57	197	22,154	3.48%

	1,827	108	1,935	216,884	3.49%
Mortgage loans:
at fair value	22,401	—	22,401	2,122,397	4.13%
at fair value held by variable interest entity	5,072	385	5,457	537,367	3.97%

	27,473	385	27,858	2,659,764	4.10%
Excess servicing spread from affiliates	3,577	—	3,577	188,613	7.42%

Total investment activities	33,015	493	33,508	3,142,930	4.17%

Other	16	—	16	—

	40,743	493	41,236	$3,875,217	4.16%

Liabilities:
Assets sold under agreements to repurchase	13,628	2,186	15,814	$2,501,815	2.47%
Asset backed secured financing	1,460	124	1,584	168,923	3.67%
Exchangeable senior notes	3,360	232	3,592	250,000	5.62%

	18,448	2,542	20,990	2,920,738	2.81%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	581		581	—
Interest on mortgage loan impound deposits	449	—	449	—

	19,478	2,542	22,020	$2,920,738	2.95%

Net interest income	$21,265	$(2,049)	$19,216

Net interest margin					1.94%
Net interest spread					1.21%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Nine months ended September 30, 2015
	Interest income/expense			Average balance (2)	Annualized % interest yield/cost
	Coupon	Discount/ fees (1)	Total
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$38,120	$—	$38,120	$1,189,754	4.23%
Investment activities:
Short-term investments	417	—	417	60,620	0.91%
Mortgage -backed securities:
Agency	4,771	133	4,904	189,900	3.41%
Non-Agency prime jumbo	2,827	21	2,848	112,525	3.34%

	7,598	154	7,752	302,425	3.38%

Mortgage loans:
at fair value	68,089	—	68,089	2,268,538	3.96%
at fair value held by variable interest entity	14,237	1,203	15,440	504,351	4.04%

	82,326	1,203	83,529	2,772,889	3.97%
Excess servicing spread from affiliates	17,596	—	17,596	314,008	7.39%

Total investment activities	107,937	1,357	109,294	3,449,942	4.18%
Other	42	—	42	—

	146,099	1,357	147,456	$4,639,696	4.19%

Liabilities:
Assets sold under agreements to repurchase	53,767	6,703	60,470	$3,125,328	2.55%
Mortgage loans participation and sale agreement	553	146	699	50,933	1.81%
Federal Home Loan Bank advances	119	—	119	58,100	0.27%
Credit risk transfer financing at fair value	6,912	—	6,912	440,974	2.07%
Asset-backed secured financing	4,198	473	4,671	165,024	3.73%
Exchangeable senior notes	10,077	726	10,803	250,000	5.70%

	75,626	8,048	83,674	4,090,359	2.70%

Notes payable	2,454	915	3,369	85,907	5.17%
Note payable to PennyMac Financial Services, Inc	—	1,822	1,822	54,270	4.43%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,313	—	3,313	—
Interest on mortgage loan impound deposits	1,067	—	1,067	—

	82,460	10,785	93,245	4,230,536	2.91%

Net interest income	$63,637	$(9,426)	$54,211

Net interest margin					2.32%
Net interest spread					1.28%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

	Nine months ended September 30, 2014
	Interest income/expense			Average balance (2)	Annualized % interest yield/cost
	Coupon	Discount/ fees (1)	Total
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$16,911	$—	$16,911	$530,861	4.20%
Investment activities:
Short-term investments	462	—	462	103,387	0.59%
Mortgage-backed securities
Agency	5,127	167	5,294	196,655	3.55%
Non-Agency prime jumbo	235	128	363	12,042	3.98%

	5,362	295	5,657	208,697	3.57%
Mortgage loans:
at fair value	76,502	—	76,502	2,070,018	4.87%
at fair value held by variable interest entity	15,431	937	16,368	534,784	4.04%
under forward purchase agreements at fair value	3,584	—	3,584	101,706	4.65%

	95,517	937	96,454	2,706,508	4.70%
Excess servicing spread from affiliates	9,578	—	9,578	160,293	7.88%

Total investment activities	110,919	1,232	112,151	3,178,885	4.65%
Other	38	—	38	—

	127,868	1,232	129,100	3,709,746	4.59%

Liabilities:
Assets sold under agreements to repurchase	36,089	7,407	43,496	$2,186,135	2.62%
Borrowings under forward purchase agreements	2,363	—	2,363	109,708	2.84%
Asset backed secured financing	4,434	328	4,762	168,186	3.73%
Exchangeable senior notes	10,078	685	10,763	250,000	5.68%

	52,964	8,420	61,384	2,714,029	2.98%

Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,281	—	1,281	—
Interest on mortgage loan impound deposits	995	—	995	—

	55,240	8,420	63,660	$2,714,029	3.09%

Net interest income	$72,628	$(7,188)	$65,440

Net interest margin					2.33%
Net interest spread					1.50%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees and issuance costs for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2015 vs. Quarter ended September 30, 2014			Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
	Rate	Volume	Total change	Rate	Volume	Total change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$762	$12,230	$12,992	$98	$21,111	$21,209
Investment activities:
Short-term investments	154	(177)	(23)	191	(236)	(45)
Mortgage -backed securities:
Agency	5	(58)	(53)	(212)	(178)	(390)
Non-Agency prime jumbo	(5)	737	732	(67)	2,552	2,485

	—	679	679	(279)	2,374	2,095
Mortgage loans:
at fair value	1,110	853	1,963	(15,284)	6,871	(8,413)
at fair value held by variable interest entity	2,028	(1,887)	141	(878)	(50)	(928)
under forward purchase agreements at fair value	—	—	—	—	(3,584)	(3,584)

Total mortgage loans	3,138	(1,034)	2,104	(16,162)	3,237	(12,925)
ESS—affiliates	(210)	4,659	4,449	(630)	8,648	8,018

Total investment activities	3,082	4,127	7,209	(16,880)	14,023	(2,857)
Other interest	—	1	1	—	4	4

	3,844	16,358	20,202	(16,782)	35,138	18,356

Liabilities:
Assets sold under agreements to repurchase	1,074	4,462	5,536	(359)	17,333	16,974
Mortgage loan participation and sale agreement	—	226	226	—	699	699
Credit risk transfer financing at fair value	—	5,799	5,799	—	6,912	6,912
Federal Home Loan Bank advances	—	117	117	—	119	119
Asset backed secured financing	190	13	203	(1)	(90)	(91)
Borrowings under forward purchase agreement	—	—	—	—	(2,363)	(2,363)
Exchangeable senior notes	13	—	13	40	—	40
Servicing advance facility	—	2,375	2,375	—	3,369	3,369
ESS—affiliates	—	1,289	1,289	—	1,822	1,822
Interest bearing liabilities	—	268	268	—	2,032	2,032
Other interest—servicing	—	(86)	(86)	—	72	72

	1,277	14,463	15,740	(320)	29,905	29,585

Net interest income	$2,567	$1,895	$4,462	$(16,462)	$5,233	$(11,229)

During the quarter and nine months ended September 30, 2015, we earned net interest income of $23.7 million and $54.2 million, respectively, compared to $19.2 million and $65.4 million for the same periods in 2014. The increase in net interest income between the quarterly periods was primarily due to increases in average investment in mortgage loans acquired for sale of approximately $1.1 billion and $658.9 million and an increase in our average investment in ESS of $239.7 million and $153.7 million during the quarter and nine month periods ended September 30, 2015, respectively, when compared to the same periods ended September 30, 2014. The increases were partially offset by the cost of increased borrowing incurred to finance growth in our interest-earning assets and MSRs.

We earned interest income on our portfolio of MBS totaling $2.6 million and $7.8 million for the quarter and nine months ended September 30, 2015, respectively, and $1.9 million and $5.7 million for the quarter and nine months ended September 30, 2014. The increase in interest income was due to growth in our average investment in MBS in 2015 as compared to 2014 as we have made selective investments in MBS and increased our average investment in MBS from $216.9 million and $208.7 million during the quarter and nine months ended September 30, 2014, respectively, to $295.6 million and $302.4 million during the quarter and nine months ended September 30, 2015.

During the quarter and nine months ended September 30, 2015, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by a VIE totaling $30.0 million and $83.5 million, including $14.8 million and $35.0 million of interest capitalized pursuant to loan modifications, respectively, which compares to $27.9 million and $92.9 million recognized on mortgage loans at fair value, mortgage loans at fair value held by a VIE and mortgage loan under forward purchase agreements at fair value, including $10.5 million and $40.8 million, respectively, of interest capitalized pursuant to loan modifications, in the quarter and nine months ended September 30, 2014. Loan modifications decreased due to a higher volume of liquidation resolutions for non-performing mortgage loans, reduced opportunities from a lower non-performing mortgage loan portfolio, and a lower response rate to modification initiatives for the nine months ended September 30, 2015 compared to same period in 2014. In addition, the weighted average note interest rate of our portfolio of performing mortgage loans decreased from 3.76% at September 30, 2014 to 3.43% at September 30, 2015.

At September 30, 2015, approximately 63% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 71% at September 30, 2014. We do not accrue interest on nonperforming loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize on our performing distressed mortgage loans is substantially higher than would be recorded based on the loans’ UPBs as we typically purchase our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer to generate cash flow than performing loans due to the time required to work with borrowers to resolve payment issues either through our modification programs or through the acquisition and liquidation of the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the resolution process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a loan, and this may extend the resolution process. At September 30, 2015, we held $1.4 billion in fair value of nonperforming loans and $353.6 million in carrying value of REO.

During the quarter and nine months ended September 30, 2015, we incurred interest expense totaling $37.8 million and $93.2 million, respectively, as compared to $22.0 million and $63.7 million, respectively, during the quarter and nine months ended September 30, 2014. Our interest cost on interest bearing liabilities was 2.75% and 2.91% for the quarter and nine months ended September 30, 2015, respectively, as compared to 2.95% and 3.09% during the quarter and nine months ended September 30, 2014. The increase in interest expense for the quarter ended September 30, 2015 as compared to the same period in 2014 reflects our increased use of assets sold under agreements to repurchase, notes payable and asset-backed financing agreements in support of growth of our balance sheet.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Cash (loss) gain:
Loans	$4,579	$(15,473)	$(54,183)	$(21,540)
Hedging activities	(33,268)	(12,706)	(27,082)	(35,004)

	(28,689)	(28,179)	(81,265)	(56,544)

Non cash gain:
Receipt of MSRs in loan sale transactions	52,814	39,614	112,450	89,230
Provision for losses relating to representations and warranties provided in loan sales	(1,833)	(1,359)	(4,177)	(3,125)
Change in fair value of financial instruments issued and held at period end:
IRLCs	9,073	(5,697)	3,146	4,140
Mortgage loans	(17,097)	(3,073)	1,181	5,000
Hedging derivatives	(384)	8,203	3,884	(8,999)

	(8,408)	(567)	8,211	141

	$13,884	$9,509	$35,219	$29,702

Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$4,206,775	$3,799,858	$10,887,908	$8,869,097
Unpaid principal balance	$4,073,202	$3,677,612	$10,542,411	$8,588,955
Fair value of mortgage loans acquired for sale held at period end:
Conventional mortgage loans	$670,551	$624,327
Government-insured or guaranteed mortgage loans acquired for sale to PLS	373,812	59,719
Commercial mortgage loans	1,851	—
Mortgage loans repurchased subject to representations and warranties	4,082	4,804

	$1,050,296	$688,850

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

Provision for Losses on Representations and Warranties

We provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties to the purchasers of the loans we sell. Our agreements with the Agencies include representations and warranties related to the mortgage loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
	(unpaid principal balance of mortgage loans)
Indemnification activity
Mortgage loans indemnified by PMT at beginning of period	$5,391	$2,726	$3,644	$—
New indemnifications	294	918	2,240	3,644
Indemnified mortgage loans repurchased	—	—	—	—
Less: Indemnified mortgage loans repaid or refinanced	350	—	549	—

Mortgage loans indemnified by PMT at end of period	$5,335	$3,644	$5,335	$3,644

Indemnified mortgage loans collateralized with deposits placed by correspondent lenders at end of period	$972	$972	$972	$972

Repurchase activity
Total mortgage loans repurchased by PMT	$1,900	$3,609	$14,996	$11,415
Less:
Mortgage loans repurchased by correspondent lenders	1,118	1,960	12,203	6,228
Mortgage loans repaid by borrowers	—	—	—	—

Mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$782	$1,649	$2,793	$5,187

Losses charged to liability for representations and warranties, net of recoveries	$74	$—	$(176)	$—

At end of period:
Unpaid principal balance of mortgage loans subject to representations and warranties	$39,730,788	$32,129,635

Liability for representations and warranties	$18,473	$13,235

During the quarter and nine months ended September 30, 2015, we repurchased mortgage loans with UPB totaling $1.9 million and $15.0 million, respectively, and charged losses for representations and warranties against the liability totaling $74,000 and recorded net recoveries of $176,000, respectively. During the quarter and nine months ended September 30, 2014, we repurchased mortgage loans with UPB totaling $3.6 million and $11.4 million, respectively, and there were no losses charged to the liability for representations and warranties. The losses we have recorded to date have been moderated by our ability to recover from the selling correspondent lenders most of the losses inherent in the repurchased mortgage loans. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and corresponding losses to increase.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses depends on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased mortgage loan from the selling correspondent lender and other external conditions that may change over the lives of the underlying loans.

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and results of operations. We recorded no such adjustments for the quarters ended September 30, 2015 and 2014. Such adjustments would be included as a component of our Net gain on mortgage loans acquired for sale.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The increase in fees during the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 is due to an increase in production of mortgage loans we sold to unaffiliated entities.

Net Gain on Investments

Net gain on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$3,564	$(821)	$(1,622)	$6,096
Mortgage loans	31,909	81,296	79,163	194,808
Mortgage loans held in a VIE	7,421	(2,578)	(2,856)	24,906
Net derivative related to CRT Agreements	626	—	626	—
Asset-backed secured financing	(3,941)	696	(719)	(7,258)
Hedging derivatives	(6,777)	(807)	(18,071)	(14,609)

	32,802	77,786	56,521	203,943
From PennyMac Financial Services, Inc:
Excess servicing spread purchased from PLS	(7,844)	(7,396)	(5,502)	(17,834)

	$24,958	$70,390	$51,019	$186,109

During the quarter and nine months ended September 30, 2015, we recorded net gain on investments totaling $25.0 million and $51.0 million compared to net gain on investments totaling $70.4 million and $186.1 million during the quarter and nine months ended September 30, 2014. The decrease is largely due to decreased valuation gains in our portfolio of mortgage loans, primarily the result of moderation in both actual and projected real estate values relating to the properties securing our distressed mortgage loans as well as a slower than expected transition of mortgage loans toward resolution as compared to the same periods in 2014. The average portfolio balance of distressed mortgage loan investments (mortgage loans at fair value excluding mortgage loans at fair value held in VIE) increased by $79.1 million and $96.8 million, or 3.7% and 4.5%, during the quarter and nine months ended September 30, 2015 as compared to the same periods in 2014.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2015, we recognized a net valuation gain on MBS of $3.6 million and a net valuation loss of $1.6 million, respectively, compared to a valuation loss of $821,000 and a valuation gain of $6.1 million for the quarter and nine months ended September 30, 2014. The gain recognized during the quarter ended September 30, 2015 reflects the decrease in mortgage market interest rates from June 30, 2015. The loss recognized during the nine months ended September 30, 2015 reflects declines in value caused by prepayment speeds in excess of amortization of premium and by an increase in market yield on MBS backed by jumbo mortgage loans, as opposed to a gain on investments from a significant decrease in mortgage market interest rates in the nine months ended September 30, 2014.

ESS Purchased from PLS

We recognized fair value losses relating to our investment in ESS totaling $7.8 million and $5.5 million for the quarter and nine months ended September 30, 2015 compared to fair value losses of $7.4 million and $17.8 million for the quarter and nine months ended September 30, 2014. Mortgage interest rates decreased at the end of the quarter ended September 30, 2015 causing our estimate of future prepayments to increase as compared to 2014, resulting in a decrease in fair value. The effect of this decrease in fair value was compounded by growth in our investment in ESS. The loss recognized during the nine months ended September 30, 2015 reflects prepayment speeds in excess of expectations and a decline in mortgage market interest rates subsequent to large purchases of ESS made during the period, as contrasted to the larger loss recognized in the nine months ended September 30, 2014 due to a significant decrease in mortgage market interest rates during that period. Our average investment in ESS increased from $188.6 million and $160.3 million for the quarter and nine months ended September 30, 2014 to $428.3 million and $314.0 million for the quarter and nine months ended September 30, 2015.

Mortgage Loans at Fair Value

Net gain on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Valuation changes:
Performing loans	$6,007	$23,255	$22,074	$62,137
Nonperforming loans	23,051	51,913	49,585	109,914

	29,058	75,168	71,659	172,051
Gain on payoffs	2,911	5,866	7,583	18,975
Gain (loss) on sales	(60)	262	(79)	3,782

	$31,909	$81,296	$79,163	$194,808

The decrease in our net gain on mortgage loans at fair value is primarily the result of moderation in both actual and projected real estate values relating to the properties securing our distressed loans, reduced appreciation of performing mortgage loans resulting from observed marketplace demand and slower than expected transitions of loans toward resolution as compared to the quarter and nine months ended September 30, 2014.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on mortgage loans we modify. When we capitalize interest in a mortgage loan modification, we increase the carrying value of the loan. However, the modification generally may not result in an immediate increase in the mortgage loan’s fair value. Valuation gains on mortgage loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the quarter and nine months ended September 30, 2015, we capitalized interest totaling $14.8 million and $35.0 million, as compared to $10.5 million and $40.8 million for the quarter and nine months ended September 30, 2014. Loan modifications decreased due to a higher volume of liquidation resolutions for non-performing mortgage loans, reduced opportunities from a lower non-performing mortgage loan portfolio, and a lower response rate to modification initiatives in 2015 compared to 2014. Capitalized interest increased despite lower modification volumes during the quarter ended September 30, 2015 as compared to the same period in 2014 due to higher loan balances on the mortgage loans modified. In addition, the weighted average note interest rate of our portfolio of performing mortgage loans decreased from 3.76% at September 30, 2014 to 3.43% at September 30, 2015.

During the quarter and nine months ended September 30, 2015 and 2014, we recognized gains on mortgage loan payoffs as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Number of loans	158	528	616	1,209
Unpaid principal balance	$56,816	$73,753	$177,381	$251,829
Gain recognized at payoff	$2,911	$5,866	$7,583	$8,975

Gains on sales of distressed mortgage loans are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Number of loans	3	369	37	1,731
Unpaid principal balance	$342	$80,189	$3,279	$393,609
Gain (Loss) recognized at sale	$(60)	$262	$(79)	$3,791

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

The following table presents a summary of loan modifications completed:

	Quarter ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	201	$50,718	205	$42,248	479	$117,984	971	$222,889
Term extension	222	$55,312	231	$47,472	559	$138,788	1,101	$263,781
Capitalization of interest and fees	268	$66,836	307	$65,138	672	$167,823	1,423	$338,490
Principal forbearance	52	$14,756	90	$22,890	148	$44,385	459	$135,062
Principal reduction	151	$38,342	138	$29,120	349	$87,887	680	$166,165
Total (1)	268	$66,836	307	$65,138	672	$167,823	1,423	$338,490
Defaults of mortgage loans modified in the prior year period		$3,875		$4,771		$32,907		$18,674
As a percentage of balance of loans before modification		7%		6%		13%		12%
Defaults during the period of mortgage loans modified since acquisitions (3)		$16,237		$19,945		$60,399		$51,006
As a percentage of balance of loans before modification		3%		8%		13%		20%
Repayments and sales of mortgage loans modified in the prior year period		$2,164		$16,322		$8,114		$52,848
As a percentage of balance of loans before modification		3%		17%		3%		27%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Category	Before modification	After modification	Before modification	After modification	Before modification	After modification	Before modification	After modification
	(dollars in thousands)
Loan balance	$249	$261	$212	$218	$250	$262	$238	$240
Remaining term (months)	328	442	320	405	327	432	323	415
Interest rate	5.19%	3.29%	5.41%	3.74%	5.19%	3.39%	5.43%	3.72%
Forbeared principal	$—	$9	$—	$10	$—	$10	$—	$13

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

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Servicing fees (1)	$25,500	$20,300	$74,016	$56,988
MSR recapture fee receivable from PLS	670	—	670	9
Effect of MSRs:			—
Carried at lower of amortized cost or fair value			—
Amortization	(11,333)	(8,109)	(30,913)	(23,171)
(Provision for) reversal of impairment	(7,845)	602	(7,142)	(2,248)
Gain on sale	4	—	87	—
Carried at fair value—change in fair value	(5,266)	(1,606)	(8,776)	(8,398)
Gains (losses) on hedging derivatives	19,061	(654)	13,868	3,532

	(5,379)	(9,767)	(32,876)	(30,285)

Net loan servicing fees	$20,791	$10,533	$41,810	$26,712

Average servicing portfolio	$38,172,371	$30,701,324	$36,446,663	$28,597,033

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $10.3 million and $15.1 million during the quarter and nine months ended September 30, 2015 compared to the same periods in 2014. The increase was primarily due to a $5.2 million and $17.0 million, or 26% and 30%, increase in servicing fees. The increase in servicing fees for the quarter ended September 30, 2015 was supplemented with a $4.4 million reduction in the effect of MSRs on net loan servicing fees as compared to the same period in 2014. The increase in servicing fees for the nine months ended September 30, 2015 was partially offset by a $2.6 million increase in the effect of MSRs as compared to the same period in 2014.

The increase in servicing fees is attributable to an increase in our average servicing portfolio of 24% and 27% for the quarter and nine months ended September 30, 2015 as compared to the same periods in 2014. The increase in the provision for impairment and change in fair value during 2015 as compared to 2014 is due to the effect of a larger decrease in mortgage interest rates at the end of the periods ended September 30, 2015 as compared to the decrease in interest rates at the end of the periods ended September 30, 2014. Decreasing interest rates generally encourage increased refinancing activity which negatively affects the life and therefore fair value of MSRs, while increasing interest rates generally discourage refinancing activity which positively influences the fair value of MSRs. The performance of the MSRs was partially offset in each period by results of hedging derivatives.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture during the quarter and nine months ended September 30, 2015 of $670,000 compared to zero and $9,000 of such income during the quarter and nine months ended September 30, 2014.

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

Our MSRs are summarized by the basis on which we account for the assets below:

	September 30, 2015	December 31, 2014
	(in thousands)
MSRs carried at fair value	$57,751	$57,358

MSR carried at lower of amortized cost or fair value:
Amortized cost	$380,200	$308,137
Valuation allowance	(14,856)	(7,715)

Carrying value	$365,344	$300,422

Fair value	$386,539	$322,230

Total MSR:
Carrying value	$423,095	$357,780

Fair value	$444,290	$379,588

Unpaid principal balance of mortgage loans underlying MSRs	$39,895,797	$34,285,473

Average servicing fee rate (in basis points)

MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.84%	3.80%
MSRs carried at fair value	4.77%	4.78%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2015, we recorded net losses of $4.2 million and $11.9 million, respectively, in Results of real estate acquired in settlement of loans as compared to net losses of $11.9 million and $23.9 million, respectively, for the quarter and nine months ended September 30, 2014.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$46,686	$47,891	$174,784	$130,159
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(8,734)	(15,639)	(26,740)	(33,691)
Gain on sale, net	4,513	3,713	14,881	9,791

	$(4,221)	$(11,926)	$(11,859)	$(23,900)

Number of properties sold	501	490	1,346	1,303
Average carrying value of REO	$339,638	$259,884	$323,570	$213,314
Period end:
Carrying value	$358,011	$275,185
Number of properties in inventory	1,754	1,718

The decrease in losses from REOs during the quarter ended September 30, 2015 compared to the same period in 2014 was due to lower downward valuation adjustments due to less unfavorable estimates of home values during the REO holding period. The decrease in losses from REOs during the nine months ended September 30, 2015 compared to the same period in 2014 was due to recognition of larger gain on sale realized on the sale of the properties and lower downward valuation adjustments due to better execution of REO property sales versus original estimates and less unfavorable estimates of home values during the REO holding period. We recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Expenses payable to PLS:
Loan fulfillment fees	$17,553	$15,497	$45,752	$36,832
Loan servicing fees	11,736	12,325	34,542	41,096
Management fees	5,742	9,623	18,524	26,609
Compensation	1,550	1,843	5,748	6,668
Professional services	1,759	1,927	5,249	6,348
Other (1)	7,327	7,384	22,006	18,604

	$45,667	$48,599	$131,821	$136,157

(1)	For the quarter and nine months ended September 30, 2015, in accordance with the terms of the management agreement, PCM provided the Company discretionary waivers of $900,000 and $1.6 million, respectively, of overhead expenses that otherwise would have been allocable to the Company.

Expenses decreased $2.9 million, or 6%, and $4.3 million, or 3%, during the quarter and nine months ended September 30, 2015, compared to the same periods in 2014. This decrease was primarily a result of servicing fees reflecting a decrease in activity-based fees and decreased management fees from lower net income. The decrease in expenses for the quarter and nine months ended September 30, 2015 as compared to the same periods in 2014, was partially offset by increased fulfillment fees reflecting increased correspondent production activities.

Loan Fulfillment Fees

Loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Fulfillment fee expense	$17,553	$15,497	$45,752	$36,832
UPB of loans fulfilled by PLS	$4,073,200	$3,677,613	$10,542,411	$8,588,955
Average fulfillment fee rate (in basis points)	43	42	43	43

The increase in loan fulfillment fees of $2.1 million and $8.9 million during the quarter and nine months ended September 30, 2015 compared to the same periods in 2014 is primarily due to the increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities.

Loan Servicing Fees

Loan servicing fees decreased by $589,000, or 5%, and $6.6 million, or 16% during the quarter and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, primarily as a result of reduced activity-based liquidation fees on distressed mortgage loans resulting from reduced loan resolution activity as compared to 2014. We incur loan servicing fees primarily in support of our investment in mortgage loans at fair value and our loan servicing portfolio. During the quarter and nine months ended September 30, 2015, our average investment in mortgage loans was largely unchanged as compared to the same periods in 2014. During the quarter and nine months ended September 30, 2015, our average servicing portfolio increased 24% and 27% to $38.2 billion and $36.4 billion, respectively, from $30.7 billion and $28.6 billion for the same periods in 2014.

Activity-based fees decreased by $956,000 million and $7.1 million during the quarter and nine months ended September 30, 2015, as compared to the same periods in 2014 generally relating to the decrease in loan resolution activities. Included in the base servicing fee we pay PLS is a supplemental servicing fee. Supplemental servicing fees are a component of the total base servicing fee and compensate PLS for providing certain services that servicers generally do not provide but are required by us because we have no employees or infrastructure. We amended our servicing agreement with PLS effective January 1, 2014 to limit the supplemental servicing fees we pay PLS for non-distressed mortgage loans we subservice to no more than $700,000 per quarter and further amended our servicing agreement to eliminate such supplemental servicing fees, effective September 1, 2015. During the quarters and nine months ended September 30, 2015 and 2014, we paid PLS $700,000 and $2.1 million, respectively, in supplemental servicing fees relating to our MSR servicing portfolio.

Loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$130	$28	$198	$74
Activity-based	153	35	243	112

	283	63	441	186

Mortgage loans at fair value:
Distressed mortgage loans
Base	3,896	4,662	12,053	14,549
Activity-based	2,961	4,076	8,948	16,208

	6,857	8,738	21,001	30,757

Mortgage loans held in VIE
Base	34	17	92	71
Activity-based	—	—	—	—

	34	17	92	71

MSRs:
Base	4,473	3,459	12,783	9,930
Activity-based	89	48	225	152

	4,562	3,507	13,008	10,082

	$11,736	$12,325	$34,542	$41,096

Average investment in:
Mortgage loans acquired for sale at fair value	$1,783,011	$732,287	$1,189,754	$530,861
Distressed mortgage loans	$2,201,533	$2,122,397	$2,268,538	$2,171,724
Mortgage loans held in a VIE	$481,925	$537,367	$504,351	$534,784
Average mortgage loan servicing portfolio	$38,172,371	$30,701,324	$36,446,663	$28,597,033

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Base	$5,742	$6,033	$17,181	$17,392
Performance incentive	—	3,590	1,343	9,217

Total management fee incurred during the period	$5,742	$9,623	$18,524	$26,609

Management fees decreased by $3.9 million and $8.1 million during the quarter and nine months ended September 30, 2015 as compared to the same periods in 2014, primarily due to the decrease in our income over the rolling four-quarter period upon which our performance incentive fee is based, thereby reducing such performance incentive fee.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Compensation

Compensation expense decreased by $293,000 and $920,000 during the quarter and nine months ended September 30, 2015, respectively, as compared to the quarter and nine months ended September 30, 2014, primarily due to decreased allocations of compensation expenses from our Manager during the periods ended September 30, 2015 as compared to the periods ended September 30, 2014 as well as decreased share-based compensation expense, reflecting the effects of the Company’s decreasing share price on the portion of the Company’s share grants that are accounted for using variable accounting.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Common overhead allocation from PCM (1)	$2,550	$2,802	$7,487	$8,018
Servicing and collection costs	1,853	2,064	6,480	5,809
Loan origination	1,367	1,202	3,496	1,637
Insurance	309	247	984	738
Technology	307	246	910	720
Other expenses	941	823	2,649	1,682

	$7,327	$7,384	$22,006	$18,604

(1)	For the quarter and nine months ended September 30, 2015, in accordance with the terms of the management agreement, PCM provided us discretionary waivers of $900,000 and $1.6 million, respectively, of overhead expenses that otherwise would have been allocable to us.

Other expenses increased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 by $3.4 million primarily due to loan origination expenses, reflecting increased mortgage loan production volume.

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

Our effective tax rate is 14.0% and (12.1)% for the quarter and nine months ended September 30, 2015, respectively, as compared to 5.1% and (0.3)% for the same periods in 2014. The increase in our tax expense for the quarter ended September 30, 2015 as compared to the same period in 2014 is due primarily to increased income before income taxes earned at our taxable REIT subsidiary. The increase in our tax benefit for the nine months ended September 30, 2015 as compared to the same period in 2014 is due primarily to an increased loss before income taxes incurred at our taxable REIT subsidiary. The primary difference between our effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30, 2015	December 31, 2014
	(in thousands)
Assets
Cash	$89,303	$76,386
Investments:
Short-term investments	31,518	139,900
Mortgage-backed securities	315,599	307,363
Mortgage loans acquired for sale at fair value	1,050,296	637,722
Mortgage loans at fair value	2,637,730	2,726,952
Excess servicing spread	418,573	191,166
Derivative assets	16,806	11,107
Real estate acquired in settlement of loans	353,563	303,228
Real estate held for investment	4,448	—
Mortgage servicing rights	423,095	357,780

	5,251,628	4,675,218
Other assets	251,300	145,654

Total assets	$5,592,231	$4,897,258

Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$2,925,110	$2,749,249
Federal Home Loan Bank advances	183,000	—
Notes payable	192,332	—
Note payable to PennyMac Financial Services, Inc.	150,000	—
Asset-backed secured financing of the variable interest entity	234,287	165,920
Exchangeable senior notes	244,805	244,079

	3,929,534	3,159,248
Other liabilities	148,267	159,838

Total liabilities	4,077,801	3,319,086
Shareholders’ equity	1,514,430	1,578,172

Total liabilities and shareholders’ equity	$5,592,231	$4,897,258

Total assets increased by approximately $695.0 million, or 14.2%, during the period from December 31, 2014 through September 30, 2015, primarily due to a $412.6 million increase in mortgage loans acquired for sale at fair value, a $227.4 million increase in ESS, a $65.3 million increase in MSRs and a $50.3 million increase in REO, partly offset by a $95.5 million decrease in cash and short-term investments. Our asset acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$10,894,826	$4,614,645	$25,034,745	$11,890,787
Agency-eligible	4,188,139	3,628,373	10,782,136	8,602,756
Jumbo	18,635	171,484	105,772	266,340

	$15,101,600	$8,414,502	$35,922,653	$20,759,883

UPB of correspondent mortgage loan purchases	$14,421,579	$8,055,585	$34,313,410	$19,871,304
Gain on mortgage loans acquired for sale	$13,884	$9,509	$35,219	$29,702
Fair value of correspondent loans in inventory at period end:
To PLS	373,812	59,719
To Non-Affiliates	676,484	629,131

	$1,050,296	$688,850

During the quarter and nine months ended September 30, 2015, we purchased for sale $15.1 billion and $35.9 billion, respectively, in fair value of correspondent production loans compared to $8.4 billion and $20.8 billion, respectively, in fair value of correspondent production loans during the quarter and nine months ended September 30, 2014. The increase in correspondent purchases is primarily a result of the effects on demand for mortgage loans of lower interest rates that have prevailed during the quarter and nine months ended September 30, 2015 as compared to those that prevailed during the quarter and nine months ended September 30, 2014.

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

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(in thousands)
MBS	$37,095	$54,284	$62,224	$73,922
Distressed mortgage loans (1)
Performing	—	—	—	735
Nonperforming	—	—	241,981	282,282

	—	—	241,981	283,017
REO	—	—	—	3,117
MSRs received in mortgage loan sales	52,814	39,614	112,450	89,230
ESS purchased from PennyMac Financial Services, Inc.	84,165	9,253	271,452	82,646

	$174,074	$103,151	$688,107	$531,932

(1)	Performance status as of the date of acquisition.

Our acquisitions during the quarter ended September 30, 2015 and during the quarter ended September 30, 2014 were financed through the use of a combination of proceeds from liquidations of existing investments, equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business operations, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2015					December 31, 2014
			Average					Average
	Fair value	Principal	Life (in years)	Coupon	Market yield	Fair value	Principal	Life (in years)	Coupon	Market yield
	(dollars in thousands)
Agency:
Freddie Mac	$161,228	$154,699	6.50	3.50%	2.71%	$139,577	$133,964	6.46	3.50%	2.70%
Fannie Mae	50,684	48,509	7.09	3.50%	2.72%	55,941	53,559	7.13	3.50%	2.73%

	211,912	203,208	6.64	3.50%	2.72%	195,518	187,523	6.65	3.50%	2.71%
Non-Agency Prime Jumbo	103,687	103,765	4.31	3.45%	3.37%	111,845	111,270	4.77	3.49%	3.31%

	$315,599	$306,973	5.85	3.48%	2.94%	$307,363	$298,793	5.97	3.50%	3.00%

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by VIE) to the fair value of the real estate collateral underlying the mortgage loans is summarized below:

	September 30, 2015		December 31, 2014
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$801,018	$1,159,861	$664,266	$935,383
Nonperforming loans	1,359,440	1,947,370	1,535,317	2,246,585

	$2,160,458	$3,107,231	$2,199,583	$3,181,968

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$380,322	47%	4.39%	$542,478	40%	5.68%	$322,704	49%	4.81%	$653,313	43%	5.88%
ARM/Hybrid	157,265	20%	3.26%	771,987	57%	4.81%	127,405	19%	3.28%	846,282	55%	5.01%
Interest rate step-up	263,270	33%	1.97%	44,626	3%	2.36%	213,999	32%	2.29%	34,854	2%	2.30%
Balloon	161	0%	2.21%	349	0%	6.17%	158	0%	1.97%	868	0%	5.16%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$800,365	100%	3.42%	$1,359,300	100%	5.06%	$663,686	100%	3.67%	$1,535,139	100%	5.30%
2nd lien	653	0%	4.37%	$140	0%	8.69%	580	0%	4.53%	178	0%	8.72%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$625,986	78%	3.49%	$745,626	55%	5.03%	$524,833	79%	3.78%	$926,637	60%	5.21%
Investment property	172,202	21%	3.16%	612,618	45%	5.10%	137,347	21%	3.27%	607,086	40%	5.45%
Other	2,830	1%	4.17%	1,196	0%	5.48%	2,086	0%	4.22%	1,594	0%	5.44%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$77	0%	3.33%	$—	0%	0.00%	$167	0%	4.51%	$—	0%	4.63%
12 - 35 months	479	0%	4.15%	38	0%	4.11%	401	0%	4.01%	38	0%	3.86%
36 - 59 months	9,422	1%	3.18%	5,866	0%	3.63%	18,061	3%	3.67%	22,136	1%	3.31%
60 months or more	791,040	99%	3.43%	1,353,536	100%	5.07%	645,637	97%	3.67%	1,513,143	99%	5.34%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$191,757	24%	3.82%	$227,692	17%	5.09%	$166,135	25%	4.14%	$249,049	16%	5.52%
600-649	152,080	19%	3.58%	265,277	20%	4.95%	133,681	20%	3.90%	263,560	17%	5.33%
650-699	197,788	25%	3.37%	410,506	30%	5.07%	167,970	25%	3.61%	455,709	30%	5.32%
700-749	187,964	23%	3.07%	335,360	25%	5.10%	143,759	22%	3.14%	408,162	27%	5.22%
750 or greater	71,429	9%	3.01%	120,605	8%	5.13%	52,721	8%	3.17%	158,837	10%	5.06%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value (1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 80%	$221,327	28%	4.07%	$362,308	26%	5.15%	$143,964	22%	4.37%	$297,061	19%	5.30%
80% - 99.99%	209,045	26%	3.58%	370,521	27%	4.95%	168,140	25%	3.73%	389,938	25%	5.36%
100% - 119.99%	180,018	22%	3.27%	297,702	22%	5.08%	204,820	31%	3.53%	382,264	26%	5.23%
120% or greater	190,628	24%	2.94%	328,909	25%	5.07%	147,342	22%	3.37%	466,054	30%	5.33%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$231,139	29%	3.10%	$237,257	17%	4.25%	$188,307	28%	3.06%	$293,219	19%	4.50%
New York	86,472	11%	3.12%	313,208	23%	5.58%	61,785	9%	3.48%	321,176	21%	5.76%
Florida	56,226	7%	3.12%	145,049	11%	5.50%	47,890	7%	3.54%	167,722	11%	5.79%
New Jersey	41,185	5%	2.82%	183,407	13%	5.24%	31,698	5%	3.03%	195,648	13%	5.54%
Other	385,996	48%	3.80%	480,519	36%	4.88%	334,586	51%	4.14%	557,552	36%	5.20%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	September 30, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$609,502	76%	3.31%	$—	0%	0.00%	$477,773	72%	3.53%	$—	0%	0.00%
30 days delinquent	132,777	17%	3.82%	—	0%	0.00%	114,179	17%	4.16%	—	0%	0.00%
60 days delinquent	58,739	7%	3.71%	—	0%	0.00%	72,314	11%	3.88%	—	0%	0.00%
90 days or more
delinquent	—	0%	0.00%	533,069	39%	4.60%	—	0%	0.00%	608,144	40%	4.76%
In foreclosure	—	0%	0.00%	826,371	61%	5.35%	—	0%	0.00%	927,173	60%	5.66%

	$801,018	100%	3.43%	$1,359,440	100%	5.06%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

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

Following is a comparison of the valuation techniques and key inputs we use in the valuation of our financial assets using “Level 3” inputs:

	Range
	(Weighted average)
Key inputs	September 30, 2015	December 31, 2014
Discount rate
Range	2.5% – 15.0%	2.3% – 15.0%
Weighted average	6.9%	7.7%
Twelve-month projected housing price index change
Range	2.0% – 4.3%	4.0% – 5.3%
Weighted average	3.9%	4.8%
Prepayment speed (1)
Range	0.1% – 4.6%	0.0% – 6.5%
Weighted average	3.6%	3.1%
Total prepayment speed (2)
Range	3.6% – 27.3%	0.0% – 27.9%
Weighted average	20.5%	21.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.7% at December 31, 2014 to 6.9% at September 30, 2015 due to a greater proportion of our portfolio being composed of performing mortgage loans. Valuations for performing mortgage loans require lower discount rates than non-performing loans. This reduction in discount rates also reflects adjustments due to observations of lower market returns for similar assets during the period.

The weighted average twelve-month projected housing price index (“HPI”) change decreased from 4.8% at December 31, 2014 to 3.9% at September 30, 2015 due to moderating forecasts of home price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The total projected prepayment speeds for our portfolio of mortgage loans at fair value decreased from 21.6% at December 31, 2014, to 20.5% at September 30, 2015 due to a greater proportion of performing loans in the portfolio, which will typically run off at slower speeds than non-performing loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute:

	September 30, 2015		December 31, 2014
Property type	Carrying Value	% total	Carrying Value	% total
	(dollars in thousands)
1 - 4 dwelling units	$258,170	73%	$212,728	70%
Planned unit development	58,443	16%	51,124	17%
Condominium/Co-op	34,039	10%	31,948	11%
5+ dwelling units	2,911	1%	7,428	2%

	$353,563	100%	$303,228	100%

	September 30, 2015		December 31, 2014
Geographic distribution	Carrying Value	% total	Carrying Value	% total
	(dollars in thousands)
California	$87,659	25%	$85,213	28%
Florida	61,798	18%	47,421	16%
New Jersey	32,314	9%	*	*
Maryland	31,445	9%	34,427	11%
New York	25,781	7%	*	*
Illinois	19,009	5%	14,963	5%
Other	95,557	27%	121,204	40%

	$353,563	100%	$303,228	100%

*	Not included in the states representing the largest percentages as of the dates presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired:

	Acquisitions for the quarter ended
	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015
	(dollars in millions)
Unpaid principal balance	$0.0	$0.0	$310.2	$284.8	$330.8	$303.3	$0.0	$0.0
Pool factor (1)	—	—	1.00	0.92	1.00	0.92	—	—
Collection status:
Delinquency
Current	0.0%	0.0%	1.8%	7.5%	1.6%	15.6%	0.0%	0.0%
30 days	0.0%	0.0%	0.3%	0.6%	1.6%	5.2%	0.0%	0.0%
60 days	0.0%	0.0%	0.1%	0.3%	7.1%	3.6%	0.0%	0.0%
over 90 days	0.0%	0.0%	66.7%	29.7%	52.7%	35.0%	0.0%	0.0%
In foreclosure	0.0%	0.0%	31.1%	52.1%	36.9%	34.0%	0.0%	0.0%
REO	0.0%	0.0%	0.0%	9.8%	0.0%	6.6%	0.0%	0.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

	Acquisitions for the quarter ended
	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015
	(dollars in millions)
Unpaid principal balance	$37.9	$31.8	$439.0	$353.8	$507.3	$404.6	$929.5	$635.8
Pool factor (1)	1.00	0.84	1.00	0.81	1.00	0.80	1.00	0.60
Collection status:
Delinquency
Current	0.7%	26.4%	6.2%	15.9%	1.4%	13.0%	0.8%	21.1%
30 days	0.6%	5.6%	0.7%	2.8%	0.2%	2.2%	0.3%	3.3%
60 days	1.4%	3.3%	0.7%	1.4%	0.0%	0.2%	0.7%	1.9%
over 90 days	59.0%	25.1%	37.5%	19.0%	38.3%	18.3%	58.6%	21.6%
In foreclosure	38.2%	30.8%	53.8%	46.2%	60.0%	47.5%	39.6%	31.1%
REO	0.0%	8.6%	1.1%	14.8%	0.0%	18.6%	0.0%	21.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

	Acquisitions for the quarter ended
	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015
	(dollars in millions)
Unpaid principal balance	$397.3	$273.1	$366.2	$197.8	$290.3	$147.1	$357.2	$162.3
Pool factor (1)	1.00	0.69	1.00	0.54	1.00	0.51	1.00	0.45
Collection status:
Delinquency
Current	4.8%	30.1%	1.6%	46.2%	3.1%	33.1%	0.0%	25.3%
30 days	7.4%	6.0%	1.5%	8.7%	1.3%	10.0%	0.0%	3.1%
60 days	7.6%	4.8%	3.5%	5.8%	5.4%	5.0%	0.1%	1.3%
over 90 days	45.3%	19.2%	82.2%	15.2%	57.8%	15.7%	49.1%	18.0%
In foreclosure	34.9%	26.3%	11.2%	13.6%	32.4%	20.8%	50.8%	29.4%
REO	0.0%	13.6%	0.0%	10.4%	0.0%	15.3%	0.0%	22.9%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

	Acquisitions for the quarter ended
	June 30, 2012		March 31, 2012		December 31, 2011		September 30, 2011
	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015	At purchase	September 30, 2015
	(dollars in millions)
Unpaid principal balance	$402.5	$132.8	$0.0	$0.0	$49.0	$23.6	$542.6	$138.3
Pool factor (1)	1.00	0.33	—	—	1.00	0.48	1.00	0.25
Collection status:
Delinquency
Current	45.0%	39.2%	0.0%	0.0%	0.2%	37.2%	0.6%	31.2%
30 days	4.0%	10.9%	0.0%	0.0%	0.1%	3.9%	1.3%	6.7%
60 days	4.3%	5.0%	0.0%	0.0%	0.2%	0.9%	2.0%	1.6%
over 90 days	31.3%	19.5%	0.0%	0.0%	70.4%	24.0%	22.6%	19.1%
In foreclosure	15.3%	19.3%	0.0%	0.0%	29.0%	22.9%	73.0%	23.4%
REO	0.1%	6.1%	0.0%	0.0%	0.0%	11.0%	0.4%	18.0%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows for the nine months ended September 30, 2015 and 2014 are summarized below:

	Nine months ended September 30,
	2015	2014	Change
	(in thousands)
Operating	$(526,202)	$(383,396)	$(156,106)
Investing	(69,232)	308,277	(377,509)
Financing	608,351	94,195	527,456

Net cash flows	$12,917	$19,076	$(6,159)

Our cash flows resulted in a net increase in cash of $12.9 million during the nine months ended September 30, 2015. The increase was due to cash provided by financing activities exceeding cash used by our operating and investing activities.

Operating activities

Cash used by operating activities totaled $526.2 million during the nine months ended September 30, 2015 compared to cash used by operating activities of $383.4 million during the nine months ended September 30, 2014. Cash used by operating activities in 2015 is primarily attributable to growth in our inventory of mortgage loans acquired for sale and the receipt of MSRs as a portion of the proceeds on sale of mortgage loans acquired for sale.

Investing activities

Net cash used by our investing activities was $69.2 million for the nine months ended September 30, 2015 and reflects new investments in ESS and distressed mortgage loan acquisitions in excess of proceeds from repayments and sales of investments. This compares with cash provided by investing activities totaling $308.3 million for the nine months ended September 30, 2014 as a result of net repayments in our investment portfolio. We used cash to purchase MBS, mortgage loans at fair value and ESS of $575.7 million and increased deposits of cash collateral to VIEs by $87.9 million. We realized cash inflows from a decrease in short-term investments, repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, and sales of REO totaling $607.1 million.

Approximately 41% of our investments, comprised of short-term investments, MBS, mortgage loans, ESS, REO and MSRs, were nonperforming assets as of September 30, 2015. Nonperforming assets include mortgage loans delinquent 90 or more days and REO. Accordingly, we expect that these assets will require a longer period to produce cash flow and the timing and amount of cash flows from these assets is less certain than for performing assets. During the nine months ended September 30, 2015, we transferred $240.5 million of mortgage loans to REO and realized cash proceeds from the sales and repayments of mortgage loans at fair value and REO totaling $390.4 million.

As discussed above, our investing activities include the purchase of long-term assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the net change in fair value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, the cash associated with a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and subsequent sale of the property securing the loans, many months after we record the revenues.

Financing activities

Net cash provided by financing activities was $608.4 million for the nine months ended September 30, 2015, which was primarily used to fund the increase in our inventory of mortgage loans acquired for sale, ESS and mortgage loans at fair value. This compares with cash provided by financing activities totaling $94.2 million for the nine months ended September 30, 2014. The increase in cash flows from financing activities reflects increased financing needs to purchase mortgage loans acquired for sale at fair value and MSRs, including $346.2 million in advances from notes payable, $461.5 million in advances from FHLB, and $150.0 million in advances, net of repayments, from a note payable to PLS.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our portfolio of distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

We do not expect repayments from contractual cash flows from our investments to be a primary source of liquidity as the majority of our investments are distressed assets that are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less and, therefore, are not expected to generate significant cash flows from principal repayments.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2015	2014	2015	2014
	(in thousands)
Average balance outstanding	$3,252,341	$2,501,816	$3,125,328	$2,186,135
Maximum daily balance outstanding	$4,160,814	$2,815,572	$4,612,001	$2,700,586
Ending balance	$2,864,032	$2,416,047

(1)	Excludes the effect of unamortized commitment fees and issuance costs.

The difference between the maximum and average daily amounts outstanding is due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business and timing of distressed loan acquisitions. The total facility size of our assets sold under agreements to repurchase was approximately $4.3 billion at September 30, 2015.

As of September 30, 2015 and December 31, 2014, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS and REO with sales under agreements to repurchase, FHLB advances, notes payable, asset-back financing and a mortgage loan participation and sale agreement, as follows:

	September 30, 2015	December 31, 2014
	(dollars in thousands)
Assets financed	$5,004,026	$3,797,580
Total assets in classes of assets financed	$5,203,304	$3,975,265
Secured by borrowings (1)	$3,686,516	$2,916,286
Percentage of invested assets pledged	96%	96%
Advance rate against pledged assets	74%	77%
Leverage ratio (2)	2.59x	2.01x

(1)	Excludes the effect of unamortized commitment fees and issue costs.
(2)	All borrowings divided by shareholders’ equity at period end.

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

On September 14, 2015, through our wholly-owned subsidiary, PennyMac Corp. (“PMC”), we entered into a Loan and Security Agreement with Barclays Bank PLC, pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae MBS in an aggregate loan amount not to exceed $150 million. We have, in turn, pledged Fannie Mae MSRs to secure the financing. At September 30, 2015, we had outstanding $148.0 million in advances under this facility, which provides for a term of approximately one year. The note matures on September 13, 2016. We used the proceeds of this financing to repay our borrowings collateralized by MSRs relating to mortgage loans pooled into Fannie Mae MBS under a Loan and Security Agreement with Citibank, N.A, which is now used to finance Freddie Mac MSRs only. The loan and security agreement with Citibank, N.A., matures on March 29, 2016.

As of September 30, 2015, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our Servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income during each calendar quarter;

•	a minimum in unrestricted cash and cash equivalents of $20 million;

•	a minimum tangible net worth of $170 million; and

•	a maximum ratio of total liabilities to tangible net worth of 10:1.

Our debt financing agreements also contain margin call provisions that, upon notice from the applicable lender at its option, require us to transfer cash or, in some instances, additional assets in an amount sufficient to eliminate any margin deficit. A margin deficit will generally result from any decline in the market value (as determined by the applicable lender) of the assets subject to the related financing agreement, although in some instances we may agree with the lender upon certain thresholds (in dollar amounts or percentages based on the market value of the assets) that must be exceeded before a margin deficit will arise. Upon notice from the applicable lender, we will generally be required to satisfy the margin call on the day of such notice or within one business day thereafter, depending on the timing of the notice.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2015, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2015, we had contractual obligations comprised of borrowings totaling $3.9 billion.

All debt financing agreements that matured between September 30, 2015 and the date of this Report have been renewed, extended or repaid.

Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,163,415	$1,163,415	$—	$—	$—
Assets sold under agreements to repurchase	2,865,722	2,865,722	—	—	—
Mortgage loan participation and sale agreement	61,093	61,093	—	—	—
Credit risk transfer financing at fair value	183,000	183,000	—	—	—
Notes payable	192,414	192,414	—	—	—
Note payable to PennyMac Financial Services, Inc.	150,000	150,000	—	—	—
Asset-backed secured financing	234,287	—	—	—	234,287
Exchangeable senior notes	250,000	—	—		250,000
Interest expense on loan term debt	451,368	21,737	42,926	292,147	94,558

Total	$5,551,299	$4,637,381	$42,926	$292,147	$578,845

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to the Company’s debt financing is summarized by counterparty below as of September 30, 2015:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$366,632
Credit Suisse First Boston Mortgage Capital LLC	317,292
JPMorgan Chase & Co.	176,771
Bank of America, N.A.	46,338
Morgan Stanley Bank, N.A.	10,905
Daiwa Capital Markets America Inc.	8,275

$926,213

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

The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgaged property has become REO. Presently, the base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are in foreclosure. The base servicing fee rate for REO is $75 per month.

The base servicing fees for loans subserviced by our Servicer on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on our behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable-rate mortgage loans. To the extent that these loans become delinquent, our Servicer is entitled to an additional servicing fee per loan falling within a range of $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. Our Servicer is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees.

In addition, because we do not have any employees or infrastructure, our Servicer is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, our Servicer receives a supplemental servicing fee of $25 per month for each distressed whole loan and, through August 31, 2015, received a supplemental fee of $3.25 per month for each non-distressed subserviced loan. With respect to non-distressed subserviced mortgage loans, the supplemental servicing fee was subject to a cap of $700,000 per quarter. The supplemental servicing fee for non-distressed subserviced mortgage loans was eliminated, effective as of September 1, 2015. Our Servicer is entitled to reimbursement for all customary, bona fide reasonable and necessary out-of-pocket expenses incurred by our Servicer in connection with the performance of its servicing obligations.

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

In the event that we purchase mortgage loans with a total UPB in any month greater than $2.5 billion and less than $5 billion, our Servicer has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we paid fulfillment fees in such month. In the event we purchase mortgage loans with a total UPB in any month greater than $5 billion, our Servicer has agreed to further discount the amount of fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion, and (iii) the percentage of total UPB relating to mortgage loans for which we paid fulfillment fees in such month.

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans under our Servicer’s early purchase program, our Servicer is entitled to fees accruing (i) at a rate equal to $25,000 per annum, and (ii) in the amount of $50 for each mortgage loan that we acquire. In consideration for the warehouse services provided by our Servicer with respect to mortgage loans that we finance for our warehouse lending clients, with respect to each facility, our Servicer is entitled to fees accruing (i) at a rate equal to $25,000 per annum, and (ii) in the amount of $50 for each mortgage loan that we finance thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, our Servicer shall only be entitled to one $25,000 per annum fee and, with respect to any mortgage loan that becomes subject to both such agreements, only one $50 per mortgage loan fee.

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

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with our Servicer. Pursuant to the terms of our MSR recapture agreement, if our Servicer refinances through its consumer direct lending business loans for which we previously held the MSRs, our Servicer is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the total UPB of all such loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such MSRs. The initial term of our MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from our Servicer the rights to receive certain ESS arising from MSRs acquired by our Servicer from banks and other third party financial institutions. Our Servicer is generally required to service or subservice the related mortgage loans for the applicable agency or investor. To date, we have only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the specific terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

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

In connection with our entry into the 12/30/13 Spread Acquisition Agreement, we were also required to enter into a Security and Subordination Agreement (the “Security Agreement”) with CSFB. Under the terms of the Security Agreement, we pledged to CSFB our rights under the 12/30/13 Spread Acquisition Agreement and our interest in any ESS purchased thereunder. The Security Agreement was required as a result of a separate loan and security agreement between our Servicer and CSFB (the “LSA”), pursuant to which our Servicer pledged to CSFB all of its rights and interests in the Ginnie Mae MSRs it owns or acquires and may finance certain of such MSRs and servicing advance receivables, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and our Servicer. As a condition to permitting our Servicer to transfer to us the ESS relating to a portion of those pledged Ginnie Mae MSRs, CSFB required such transfer to be subject to CSFB’s continuing lien on the ESS, the pledge and acknowledgement of which were effected pursuant to the Security Agreement. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 12/30/13 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

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

On April 30, 2015, we amended and restated the 12/30/13 Spread Agreement and the Security Agreement, and PLS amended and restated the LSA. The primary purpose of the amendment and restatement to the 12/30/13 Spread Agreement was to evidence the ownership of the ESS under participation certificates and to otherwise incorporate the terms of previously executed amendments. Under the terms of the amendment and restatement to the LSA, PLS and CSFB increased the maximum loan amount thereunder from $257 million to $407 million for the purpose of facilitating our financing of ESS. We have provided a guaranty for PLS’s payment of the aggregate loan amount outstanding under the LSA and relating to PLS advances outstanding with us. The primary purpose of our amendment and restatement to the Security Agreement was to provide CSFB with remedies under the Security Agreement relating to our guaranty obligations.

Note Payable to PLS

In connection with certain of the amendments and restatements described above, we entered into an underlying loan and security agreement with PLS, dated as of April 30, 2015, pursuant to which we may borrow up to $150 million from PLS for the purpose of financing our investment in ESS (the “Underlying LSA”).

The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged to PLS, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, we granted to PLS a security interest in all of our right, title and interest in, to and under the ESS pledged to secure the borrowings.

We have agreed with PLS in connection with the Underlying LSA that we are required to repay PLS the principal amount of borrowings plus accrued interest to the date of such repayment, and PLS, in turn, is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on our note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. We were also required to pay PLS a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by PLS to CSFB and allocable to the increase in the maximum loan amount under the MSR Repo resulting from the ESS financing.

Borrowings of $52.5 million on the Underlying LSA were outstanding as of September 30, 2015, which are included in Note payable to PennyMac Financial Services, Inc. on our consolidated balance sheet.

Reimbursement Agreement. In connection with the initial public offering of our common shares (“IPO”), on August 4, 2009, we entered into an agreement with PCM pursuant to which we agreed to reimburse PCM for the $2.9 million payment that it made to the underwriters for the IPO (the “Conditional Reimbursement”) if we satisfied certain performance measures over a specified period of time. Effective February 1, 2013, we amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if we are required to pay PCM performance incentive fees under our management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the IPO underwriters of the payment that we agreed to make to them at the time of the IPO if we satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under our management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

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

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of September 30, 2015, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,952,606	$2,024,359	$2,089,828	$2,201,986	$2,249,804	$2,292,375
Change in fair value:
$	$(196,421)	$(124,668)	$(59,199)	$52,959	$100,777	$143,348
%	(9.14)%	(5.80)%	(2.75)%	2.46%	4.69%	6.67%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of September 30, 2015, net of the effect of changes in fair value of the related asset-backed secured financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$343,636	$340,856	$336,368	$321,237	$311,229	$290,951
Change in fair value:
$	$13,620	$10,840	$6,352	$(8,779)	$(18,787)	$(39,065)
%	4.13%	3.28%	1.92%	(2.66)%	(5.69)%	(11.84)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$411,683	$398,727	$392,541	$380,712	$375,055	$364,220
Change in fair value:
$	$25,144	$12,189	$6,003	$(5,826)	$(11,484)	$(22,318)
%	6.50%	3.15%	1.55%	(1.51)%	(2.97)%	(5.77)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$422,189	$403,644	$394,922	$378,475	$370,712	$356,028
Change in fair value:
$	$35,651	$17,106	$8,383	$(8,064)	$(15,826)	$(30,511)
%	9.22%	4.43%	2.17%	(2.09)%	(4.09)%	(7.89)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$396,586	$391,562	$389,050	$384,027	$381,515	$376,491
Change in fair value:
$	$10,047	$5,024	$2,512	$(2,512)	$(5,024)	$(10,047)
%	2.60%	1.30%	0.65%	(0.65)%	(1.30)%	(2.60)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of September 30, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$61,251	$59,449	$58,587	$56,938	$56,148	$54,634
Change in fair value:
$	$3,500	$1,698	$837	$(813)	$(1,602)	$(3,117)
%	6.06%	2.94%	1.45%	(1.41)%	(2.77)%	(5.40)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$65,755	61,538	$59,955	$55,999	$54,334	$51,242
Change in fair value:		—
$	$8,005	$3,788	$1,844	$(1,751)	$(3,416)	$(6,508)
%	13.86%	6.56%	3.19%	(3.03)%	(5.92)%	(11.27)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$59,399	$58,575	$58,162	$57,338	$56,926	$56,102
Change in fair value:
$	$1,648	$824	$412	$(412)	$(824)	$(1,648)
%	2.85%	1.43%	0.71%	(0.71)%	(1.43)%	(2.85)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of September 30, 2015, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$440,060	$429,044	$423,743	$408,609	$413,530	$399,118
Change in fair value:
$	$21,487	$10,471	$5,170	$(9,964)	$(5,043)	$(19,455)
%	5.13%	2.50%	1.24%	(2.38)%	(1.20)%	(4.65)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$461,449	$439,062	$428,595	$408,971	$399,763	$382,441
Change in fair value:
$	$42,875	$20,488	$10,022	$(9,602)	$(18,810)	$(36,133)
%	10.24%	4.89%	2.39%	(2.29)%	(4.49)%	(8.63)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 100 through 102 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2015, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 2, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter or nine months ended September 30, 2015.

The following table provides information about our common share repurchases during the quarter ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Amount Available for Future Share Repurchases Under the Plans or Programs (a)
				(in thousands)
August 1, 2015—August 31, 2015	50,000	$15.20	50,000	$149,240
September 1, 2015—September 30, 2015	969,487	$15.67	969,487	$134,045

	1,019,487	$15.65	1,019,487	$134,045

(a)	In August 2015, our Board of Directors approved a share repurchase program pursuant to which we are authorized to repurchase up to $150 million of our common shares. Under the program, we have discretion to determine the dollar amount of shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.6	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.7	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.8	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.9	Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.10	Amendment No. 5 to Second Amended and Restated Flow Servicing Agreement, dated as of September 1, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.11†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.12†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

Exhibit Number	Exhibit Description

10.13	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

10.14	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

10.15	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.16	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.17	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.18	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.19	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.20	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.21	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.22	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.23	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.24	Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.25	Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.26	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

Exhibit Number	Exhibit Description

10.27	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.28	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.29	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.30	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.31	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.32	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.33	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.34	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.35	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.36	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.37	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.38	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.39	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.40	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.41	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.42	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.43	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.44	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.45	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.46	Amendment Number Nineteen to the Master Repurchase Agreement, dated as of July 6, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.47	Amendment Number Twenty to the Master Repurchase Agreement, dated as of September 7, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.

10.48	Amendment Number Twenty-One to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.49	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.50	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.51	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.52	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.53	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.54	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.55	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

Exhibit Number	Exhibit Description

10.56	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.57	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.58	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.59	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.60	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.61	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.62	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.63	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.64	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.65	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.66	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.67	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.68	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.69	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.70	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

Exhibit Number	Exhibit Description

10.71	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.72	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.73	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.74	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.75	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.76	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.77	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.78	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.79	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.80	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.81	Amendment No. 14 to Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.82	Amendment No. 15 to Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.83	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.84	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

Exhibit Number	Exhibit Description

10.85	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.86	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.87	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.88	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.89	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.90	Amendment Number Six to the Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.91	Amendment Number Seven to the Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.92	Amendment Number Eight to the Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.86 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.93	Amendment Number Nine to the Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.87 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.94	Amendment Number Ten to the Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.95	Amendment Number Eleven to the Master Repurchase Agreement, dated as of July 6, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.96	Amendment Number Twelve to the Master Repurchase Agreement, dated as of September 7, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC.

10.97	Amendment Number Thirteen to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.98	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.99	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.100	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.101	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

Exhibit Number	Exhibit Description

10.102	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.103	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.104	Amendment No. 5 to Master Repurchase Agreement, dated as of April 14, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.105	Amendment No. 6 to Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.106	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.107	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.108	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.109	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.110	Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.111	Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.112	Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.113	Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.114	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.115	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.116	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.117	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.118	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

Exhibit Number	Exhibit Description

10.119	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.120	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.121	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.122	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.123	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.124	Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.125	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.126	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.127	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.128	Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.129	Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.130	Security and Subordination Agreement, dated as of December 30, 2013, between Credit Suisse First Boston Mortgage Capital LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.131	Amended and Restated Security and Subordination Agreement, dated as of April 30, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.132	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.133	Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.134	Master Repurchase Agreement, dated as of February 18, 2014, between The Royal Bank of Scotland PLC, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

Exhibit Number	Exhibit Description

10.135	Guaranty, dated as of February 18, 2014, of PennyMac Mortgage Investment Trust in favor of The Royal Bank of Scotland PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.136	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.137	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.138	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.139	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.140	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.141	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.142	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.143	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.144	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.145	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.146	Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.147	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.148	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

Exhibit Number	Exhibit Description

10.149	Amendment No. 1 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.150	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.151	Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.152	Amendment No. 1 to Master Repurchase Agreement, dated as of March 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.143 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.153	Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.154	Loan and Security Agreement, dated as of March 31, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.155	Amendment Number One to the Loan and Security Agreement, dated as of May 13, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.145 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.156	Amendment Number Two to the Loan and Security Agreement, dated as of July 6, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.146 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.157	Guaranty, dated as of March 31, 2015, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.158	Loan and Security Agreement, dated as of April 30, 2015, among PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.159	Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.160	Guaranty, dated as of April 30, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.161	Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.150 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.162	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.151 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.163	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.152 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.164	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.153 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.165	Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.154 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

Exhibit Number	Exhibit Description

10.166	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.155 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.167	Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.168	Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.169	Loan and Security Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and 2014, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2015 and 2014, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2015 and 2014, and (v) the Notes to the Consolidated Financial Statements.

*	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: November 6, 2015	By:	/S/ STANFORD L. KURLAND
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: November 6, 2015	By:	/S/ ANNE D. MCCALLION
Anne D. McCallion
Chief Financial Officer