Form 10-K
period 2015-12-31
PennyMac Mortgage Investment Trust
filed 2016-02-29
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,283,938,438 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 19, 2016, there were 72,246,828 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2016 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2015

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

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire mortgage loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	our indemnification and repurchase obligations in connection with mortgage loans we purchase and later sell or securitize:

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	technologies for loans and our ability to mitigate security risks and cyber intrusions;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to detect misconduct and fraud;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”), the U.S. Department of Agriculture (“USDA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau (“CFPB”) and its issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation;

•	the occurrence of natural disasters or other events or circumstances that could impact our operations; and

•	our organizational structure and certain requirements in our charter documents.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and began operations on August 4, 2009. We conduct our operations through two segments: correspondent production and investment activities. For financial information concerning our reportable segments see Note 33, Segments and Related Information, in the Consolidated Financial Statements. We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership.

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”). PFSI is a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. residential mortgage loans and the management of investments related to the U.S. residential mortgage market. Specifically:

•	We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), an indirect wholly-owned subsidiary of PennyMac and an investment adviser registered with the Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. residential mortgage assets.

•	All of the loans we acquire in our correspondent production operations (as described below) are fulfilled on our behalf by another indirect wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”), which also services the loans we hold in our residential mortgage investment portfolio and the loans for which we retain the obligation to service as a result of our correspondent production.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. mortgage market, including credit sensitive assets such as distressed mortgage loans, credit risk transfer (“CRT”) securities related to our correspondent production, non-Agency subordinate bonds, small-balance commercial real estate (including multifamily) loans and subordinate interests; and interest rate sensitive assets such as MSRs, ESS, MBS, and non-Agency senior MBS.

In addition to our investment activities, we are engaged in correspondent production, which is the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines, pooling such loans into MBS and selling the resulting securities into the secondary markets. We purchase Agency-eligible loans and jumbo loans. A jumbo loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell or securitize Agency-eligible loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government loans (insured by the FHA or guaranteed by the VA), which we sell to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which, generally on a servicing-retained basis, we securitize or sell to third parties.

Our correspondent production business has grown through purchases from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. The management team at PLS has prior experience with the majority of these mortgage originators. As of December 31, 2015, 432 sellers have been approved, primarily independent mortgage originators and small banks located across the United States. We purchased approximately $46.4 billion at fair value of loans in 2015, including $14.4 billion of conventional loans and $31.9 billion of government-insured loans. In the third quarter of 2015, we were the third largest correspondent lender in the United States as ranked by Inside Mortgage Finance.

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

Our Manager and Our Servicers

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on residential mortgage loans. PCM also serves as the investment manager to two private investment funds, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. The combined net assets of the entities managed by PCM, including our shareholders’ equity, amounted to approximately $1.7 billion as of December 31, 2015.

PCM is responsible for administering our business activities and day-to-day operations, including developing our investment strategies, sourcing and acquiring mortgage loans and mortgage-related assets for our investment portfolio, and developing the appropriate approach to be taken by PLS for each loan as it performs its specialty servicing. Pursuant to the terms of the management agreement, PCM provides us with our senior management team, including our officers and support personnel. PCM is subject to the supervision and oversight of our board of trustees and has the functions and authority specified in the management agreement.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans. PLS’s loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of real estate owned properties (“REO”). Servicing fee rates are based on the delinquency status and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers. PLS also provides special servicing to the PennyMac funds and the entities in which the PennyMac funds have invested. PLS acted as the servicer for mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $160.3 billion as of December 31, 2015.

We have a commercial mortgage loan servicing agreement with Midland Loan Services, a Division of PNC Bank, National Association (“Midland”), pursuant to which Midland provides the master servicing for commercial mortgage loans that we acquire and may also provide special servicing, as necessary. We also have a commercial mortgage loan servicing oversight agreement with PLS, pursuant to which PLS provides oversight of Midland, including vendor management, review of reports and procedures for accuracy and timeliness, and monitoring Midland’s activities and performance.

Investment Strategy and Targeted Asset Classes

Our Manager continually evaluates the markets for investment opportunities on our behalf. To date, we have invested in mortgage loans, a substantial portion of which are distressed and acquired at discounts to their unpaid principal balances; MSRs; ESS; mortgage-related securities; small balance (typically under $10 million) commercial real estate loans; and other mortgage-related, real estate and financial assets. We also expect to invest in newly originated multifamily loans. A substantial portion of our investments are not rated by any rating agency.

Our targeted asset classes and the principal investments we make and/or expect to make in each class are as follows:

Asset class	Principal investments

Credit Sensitive Assets	• Distressed loan investments (including REO)

• GSE credit risk transfer

• Non-Agency subordinate bonds

• Small balance (typically under $10 million) commercial real estate loans that finance multifamily and other commercial real estate or securities backed by such loans

Interest Rate Sensitive Assets	• MSRs

• ESS arising from MSRs (including recapture)

• Agency MBS

• Non-Agency senior MBS

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

Our Portfolios

Investment Activities

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Credit Sensitive Assets
Distressed mortgage loans at fair value
Performing	$877,438	$664,266	$647,266	$404,016	$209,599
Nonperforming	1,222,956	1,535,317	1,647,527	785,955	615,977
REO	350,642	303,228	148,080	88,078	103,549
Credit risk transfer agreements	147,593	—	—	—	—
Agency debt	—	—	12,000	—	—
Small balance commercial mortgage loans	14,590	—	—	—	—

	2,613,219	2,502,811	2,454,873	1,278,049	929,125

Interest Rate Sensitive Assets
MSRs	459,741	357,780	290,572	126,776	6,031
ESS	412,425	191,166	138,723	—	—
Agency MBS	225,150	195,518	197,401	—	72,813
Non-Agency senior MBS	97,323	111,845	—	—	—
Interest rate hedges(1)	2,282	3,016	4,766	3,260	(3,834)

	1,196,921	859,325	631,462	130,036	75,010

	$3,810,140	$3,362,136	$3,086,335	$1,408,085	$1,004,135

(1)	Total derivative assets, excluding interest rate lock commitments (“IRLC”) and net of derivative liabilities.

Correspondent Production

In our correspondent production activities, we acquire newly originated loans from mortgage lenders, sell the loans to an Agency or other third party, sell the loans to PLS in the case of government loans, or otherwise pool loans into MBS, sell the resulting securities into the MBS markets and retain the MSRs. During 2015, we purchased $46.4 billion at fair value of newly originated mortgage loans, compared to $28.4 billion during 2014.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$31,945,396	$16,523,216	$16,068,253	$8,969,220	$623,540
Agency-eligible	14,360,888	11,474,345	15,358,372	13,463,121	660,862
Jumbo	117,714	383,854	582,996	10,795	34,361
Commercial mortgage loans	14,811	—	—	—	—

	$46,438,809	$28,381,415	$32,009,621	$22,443,136	$1,318,763

UPB of correspondent mortgage loan purchases	$44,357,875	$27,147,444	$30,949,758	$21,480,593	$1,273,314
Gain on mortgage loans acquired for sale(1)	$51,016	$35,647	$98,669	$147,675	$7,633
Fair value of correspondent loans in inventory at year end pending sale to:
PFSI	$669,288	$209,325	$112,360	$153,326	$46,266
Nonaffiliates	614,507	428,397	345,777	821,858	185,750

	$1,283,795	$637,722	$458,137	$975,184	$232,016

(1)	Gain on mortgage loans acquired for sale includes the initial MSR capitalization, recognition of initial and changes in the fair value of commitments to purchase loans (“IRLCs”), changes in the fair value of mortgage loans purchased during the period from purchase through the date of sale and changes in the fair value of derivative financial instruments acquired to manage the risk of changes in fair value of our inventory of mortgage loans and IRLCs.

PCM has worked to expand our sources of assets to position us to take advantage of market opportunities and market changes. Examples of such investments, which are in various stages of analysis, planning or implementation, include:

•	Creation and acquisition of MSRs and ESS related to MSRs. We believe that MSR and ESS investments may allow us to earn attractive current returns and to leverage the mortgage loan servicing and origination capabilities of PLS to enhance the assets’ value. We intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation.

•	Recapture of MSRs. Pursuant to the terms of the MSR recapture agreement entered into with PFSI effective February 1, 2013, if PFSI refinances mortgage loans for which we previously created and held the MSRs through our correspondent production activities, PFSI is generally required to transfer and convey to us, at no cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the mortgage loans so originated.

•	Acquisition of small balance (typically under $10 million) commercial real estate loans that finance multifamily and other commercial real estate or securities backed by such mortgage loans.

•	To the extent that we transfer correspondent production mortgage loans into private label securitizations, we may retain a portion of the securities and residual interests created in such securitization transactions. We expect our future securitizations will be accounted for as secured borrowings.

Our Financing Strategy

We have pursued growth of our investment portfolio by using a combination of equity and borrowings, generally in the form of borrowings under agreements to repurchase. We use borrowings to finance our investments and not to speculate on changes in interest rates.

During 2014, we issued 3.8 million common shares under an ATM Equity Offering Sales Agreementsm and received net proceeds totaling $89.6 million. During 2015 and 2013, we did not issue our common shares under this or any other agreement. We used the proceeds of the 2014 offerings to fund a portion of the purchase price of our mortgage-related investments, to fund the continued growth of our correspondent production business and for general corporate purposes.

Our board of trustees has authorized a common share repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the year ended December 31, 2015, we repurchased 1.0 million common shares at a cost of $16.3 million. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

Since 2010, we have maintained multiple master repurchase agreements with money center banks to finance our investments in distressed assets. Our objective is to use these facilities to finance nonperforming mortgage loan and real estate investments pending liquidation, sale, securitization or other structured financing. The aggregate principal amount outstanding under the facilities in existence as of December 31, 2015 was $1.6 billion.

Since 2010, we have also maintained multiple master repurchase agreements with money center banks to fund newly originated prime mortgage loans purchased from correspondent lenders. The aggregate principal balance outstanding under the facilities in existence as of December 31, 2015 was $1.1 billion.

In 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million aggregate principal amount of 5.375% Exchangeable Senior Notes due 2020 (the “Exchangeable Notes”). The net proceeds were used to fund our business and investment activities, including the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of our correspondent production business, including the purchase of jumbo loans; the repayment of other indebtedness; and general corporate purposes.

In 2015, our wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”) entered into a loan and security agreement with PLS, pursuant to which PMH may borrow up to $150 million from PLS for the purpose of financing ESS. The principal amount of the borrowings under the loan and security agreement is based upon a percentage of the market value of the ESS pledged by PMH, subject to the maximum loan amount described above. Pursuant to the loan and security agreement, PMH grants to PLS a security interest in all of its right, title and interest in, to and under the ESS pledged to secure loans and PLS, in turn, re-pledges such ESS under a repurchase agreement with Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “MSR Repo”). Under the MSR Repo and subject to a separate acknowledgement agreement by and among Ginnie Mae, CSFB and PLS, PLS finances Ginnie Mae MSRs and servicing advance receivables and pledges to CSFB all of its rights and interests in any Ginnie Mae MSRs it owns or acquires (inclusive of our ESS relating to a portion of such pledged Ginnie Mae MSRs).

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986 (the “Internal Revenue Code”) beginning with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

Even though we have elected to be taxed as a REIT, we are subject to some U.S. federal, state and local taxes on our income or property. A portion of our business is conducted through, and a portion of our income is earned in, our TRS that is subject to corporate income taxation. In general, a TRS of ours may hold assets and engage in activities that we cannot hold or engage in directly and may engage in any real estate or non-real estate related business. A TRS is subject to U.S. federal, state and local corporate income taxes. To maintain our REIT election, at the end of each quarter no more than 25% (20% for years beginning after December 31, 2017) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs.

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors, the combination of the requirement to maintain no more than 25% (20% for years beginning after December 31, 2017) of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

In acquiring mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities, which may also be focused on acquiring mortgage related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger financial positions and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships with sellers of mortgage assets than we can.

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

In the face of this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect these relationships to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PFSI’s special servicing expertise helps us to maximize the fair value of our distressed residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus. We believe that current market and regulatory conditions may have adversely affected the financial condition and operations of certain owners of mortgage assets. Further, regulatory and capital issues have contributed to the decision by certain financial institutions to exit or curtail their correspondent production business and to reduce their portfolios of MSRs. Not having a legacy portfolio or the same regulatory or capital issues may enable us to compete more effectively for attractive business or investment opportunities. However, we can provide no assurance that we will be able to achieve our business goals or expectations due to the competitive and other risks that we face.

Staffing

We have no employees, and we do not pay our officers any cash compensation. All of our officers are employees of PennyMac or its affiliates. Under the terms of our management agreement, we pay PCM management fees quarterly in arrears, which include a “base” component and an “incentive” component. In addition, we pay PLS fees for servicing our loans and providing mortgage banking services in support of our correspondent production activities, and we reimburse PCM and its affiliates for certain direct costs incurred on our behalf and for certain overhead expenses.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to United States Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.pennymacmortgageinvestmenttrust.com through the investor relations section of our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov. In addition, the public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

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

Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders’ equity (as defined in our management agreement) at the end of each quarter. As a result, significant base management fees would be payable to PCM for a given quarter even if we experience a net loss during that quarter. PCM’s right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, materially and adversely affect the market price of our common shares and/or our ability to make distributions to our shareholders.

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

For its services under our loan servicing agreement, PLS is entitled to servicing fees that we believe are competitive with those charged by primary servicers and specialty servicers and include fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO, as well as activity fees that generally are calculated as a percentage of unpaid principal balance or proceeds realized. PLS is also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, assumption and modification fees and late charges. In addition, to the extent we participate in Home Affordable Modification Program (“HAMP”) (or other similar mortgage loan modification programs), PLS may be entitled to retain any incentive payments made to it in connection with our participation therein. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair value.

On our behalf, PLS also refinances performing and nonperforming loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, we have agreed to pay PLS origination fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender, either of which might give rise to a potential or perceived conflict of interest.

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

Existing or future entities or accounts managed by PCM may compete with us for, or may participate in, investments, any of which could result in conflicts of interest. BlackRock and HC Partners, PFSI’s strategic investors, could compete with us or transact business with us.

Although our agreements with PCM and PLS provide us with certain exclusivity and other rights and we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. Certain of the funds that PCM currently advises have, and certain of the funds that PCM may in the future advise may have, investment objectives that overlap with ours, including funds which have different fee structures, and potential conflicts may arise with respect to decisions regarding how to allocate investment opportunities among those funds and us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas the PennyMac funds and other entities or accounts that PCM manages now or may manage in the future are not, or may not be, as applicable, so limited. In addition, PCM and/or the PennyMac funds and the other entities or accounts managed by PCM now or in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

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

We may encounter conflicts of interest in our Manager’s efforts to appropriately allocate its time and services between its own activities, the management of the PennyMac funds and the management of us, and the loss of the services of our Manager’s management team could adversely affect us.

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

As we expand the scope of our businesses, we confront potential conflicts of interest relating to our investment activities that are managed by PCM. The SEC and certain other regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business, we must continue to monitor and address any conflicts between our interests and those of PFSI. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations.

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

Due to the highly regulated nature of the mortgage industry, we are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses and the fees that we may charge. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits. Federal, state and local governments have proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers, loan officer compensation, secured transactions, property valuations, servicing transfers, payment processing, escrow, communications with consumers, loss mitigation, collection, foreclosure, bankruptcies, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. PLS and service providers it uses, including outside counsel retained to process foreclosures and bank ruptcies, must also comply with these legal requirements.

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

Our failure or the failure of PLS to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations.

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

In addition, there continue to be changes in legislation, rulemaking and licensing in an effort to simplify the consumer mortgage experience, which requires technology changes and additional implementation costs for loan originators and servicers. We expect that legislative and regulatory changes will continue in the foreseeable future, which may increase our operating expenses

Any changes in laws or regulations applicable to our business could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We may be subject to liability for potential violations of various lending laws, which could adversely impact our results of operations, financial condition and business.

Mortgage loan originators and servicers operate in a highly regulated industry and are required to comply with various federal, state and local laws and regulations, including anti-predatory lending laws and laws and regulations imposing certain restrictions and requirements on “high cost” loans. To the extent these originators or servicers fail to comply with applicable law and any of their loans become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans, to monetary penalties or other losses and could result in the borrowers rescinding the affected mortgage loans. Further, if any of our loans are found to have been originated, acquired or serviced by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses, any of which could adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

Initiating new business activities or significantly expanding existing business activities are two ways to grow our business and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative. For example, we are expanding our business activities to include the acquisition of small balance commercial real estate loans, which may expose us to new risks, may not succeed, and may not generate sufficient revenue to offset our related costs.

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

We also face substantial competition in acquiring attractive investments, both in our investment activities and correspondent production activities. While we try to diversify our investments among various types of mortgages and mortgage-related assets, the competition for such assets may compress margins and reduce yields, making it difficult for us to make investments with attractive risk-adjusted returns. There can be no assurance that we will be able to successfully transition out of investments producing lower returns into investments that produce better returns, or that we will not seek investments with greater risk to obtain the same level of returns. Any or all of these factors could cause the value of our investments to decline substantially and have a material adverse effect on our business, financial position, results of operations and cash flows.

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and market value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A continuation or increase in the volatility and deterioration in the mortgage markets may adversely affect the performance and fair value of our investments, and a deterioration in home prices or the value of our investments could require us to take charges that may be material.

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

From time to time, the U.S. government, through the FHA, the Federal Deposit Insurance Corporation and the U.S. Treasury, will establish loan modification and refinance programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for modifications or refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, residential mortgage loans, residential mortgage-backed securities (“RMBS”), real estate-related securities and various other asset classes in which we invest. In addition to the foregoing, the U.S. Congress and/or various states and local legislators may enact additional legislation or regulatory action designed to address the current economic climate or for other purposes that could have a material adverse effect on our ability to continue to execute our business strategies.

We are highly dependent on the Agencies and the Federal Housing Finance Agency (“FHFA”), as the conservator of Fannie Mae and Freddie Mac, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial position and results of operations.

Our ability to generate revenues through mortgage loan sales depends to a significant degree on programs administered by the Agencies and others that facilitate the issuance of MBS in the secondary market. These Agencies play a critical role in the mortgage industry and we have significant business relationships with them. Presently, almost all of the newly originated conforming loans that we acquire from mortgage lenders through our correspondent production activities qualify under existing standards for inclusion in mortgage securities backed by the Agencies. We also derive other material financial benefits from these relationships, including the assumption of credit risk by these Agencies on loans included in such mortgage securities in exchange for our payment of guarantee fees, our retention of such credit risk through structured transactions that lower our guarantee fees, and the ability to avoid certain loan inventory finance costs through streamlined loan funding and sale procedures.

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

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government, could adversely affect our business and prospects. Their roles could be significantly reduced or eliminated and the nature of the guarantees could be considerably limited relative to those issued in the past. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as continued increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase demands and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other sellers/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans in our correspondent production activities, and the performance, liquidity and market value of our investments.

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

Our or our Servicer’s inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition and results of operation.

Effective December 31, 2015, each of the Agencies has implemented new minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks.

In order to meet these minimum financial requirements, we and our Servicer are required to maintain cash and cash equivalents in amounts that may adversely affect our or its business, financial condition and results of operations, and this may impede our or our Servicer’s ability to grow our respective businesses and MSR portfolios. To the extent that such requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or our Servicer, which could cause us or our Servicer to cross default under other financing arrangements and/or have a material adverse effect on our business, financial position, results of operations and cash flows.

The CFPB continues to be more active in its monitoring of the residential mortgage origination and servicing sectors. New rules and regulations, such as the TILA-RESPA Integrated Disclosure rules, and/or more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

The CFPB is charged, in part, with enforcing laws involving consumer financial products and services and is empowered with examination, enforcement and rulemaking authority. The CFPB has taken a very active role. For example, the CFPB sends examiners to banks and non-banks that service and/or originate mortgages to assess whether consumers’ interests are protected, and they have brought numerous enforcement actions against lenders and servicers and collected millions of dollars in penalties and compensation for consumers.

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

The CFPB’s TILA-RESPA Integrated Disclosure (“TRID”) rule, which is intended to improve the way consumers receive information about home loans both when they apply and when they are getting ready to close, became effective on October 3, 2015. TRID represents a comprehensive overhaul of not only the existing home loan disclosure rules, but the entire home loan origination process, and has required industry wide changes to the way in which home loan brokers, lenders, settlement agents and service providers must work with each other. The rule has required, and will continue to require, substantial expense and effort in order to comply. We relied on several third party vendors, in addition to our internal resources, to implement all of the home loan disclosure changes required by TRID prior to the October 3, 2015 deadline. There can be no assurances that we or PLS have properly implemented the requirements of the TRID rule.

In addition, the CFPB issued final rules that took effect on January 10, 2014 amending Regulation X, which implements RESPA, and Regulation Z, which implements TILA. These final rules implement provisions of the Dodd-Frank Act regarding mortgage loan servicing including periodic billing statements, certain notices and acknowledgements, prompt crediting of borrowers’ accounts for payments received, additional notice, review and timing requirements with respect to delinquent borrowers, prompt investigation of complaints by borrowers, and additional steps to be taken before purchasing insurance to protect the lender’s interest in the property. On December 15, 2014, the CFPB proposed amendments to the servicing rules involving lender-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements, and successors-in-interest to borrowers. Comments to the proposed rules were due by March 16, 2015, and revised rules are anticipated some time in 2016.

On August 19, 2014, the CFPB issued guidance to mortgage servicers to address potential risks to customers that may arise in connection with transfers of servicing. According to the CFPB, if a servicer is determined to have engaged in any acts or practices that are unfair, deceptive, or abusive, or that otherwise violate federal consumer financial laws and regulations, the CFPB will take appropriate supervisory and enforcement actions to address violations and seek all appropriate corrective measures, including remediation of harm to consumers. In light of the significant amount of servicing transfers that we have undertaken and seek to undertake, we may receive additional scrutiny from the CFPB.

The CFPB is expected to issue new or amended rules addressing collection of consumer debts under the federal Fair Debt Collection Practices Act (“FDCPA”) in the latter half of 2016. As part of their review of these rules, they issued a bulletin on December 16, 2015 describing the risks associated with in-person collection of consumer debts under the FDCPA, including remediation of harm to consumers and civil money penalties. Again, we may be subject to additional scrutiny from the CFPB with respect to our debt collection activities.

The TRID rule, servicing rules and other regulations promulgated under the Dodd-Frank Act or by the CFPB and actions by the CFPB could materially and adversely affect the manner in which we conduct our business, result in heightened federal and state regulation and oversight of our business activities, and in increased costs and potential litigation associated with our business activities. Our or PLS’ failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us or PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, financial position, results of operations or cash flows and our ability to make distributions to our shareholders.

We finance our investments with borrowings, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments through repurchase agreements. When we enter into repurchase agreements, we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

Although our governing documents contain no limitation on the amount of debt we may incur, the lenders under our repurchase agreements require us and/or our subsidiaries to comply with various financial covenants, including those relating to tangible net worth, profitability and our ratio of total liabilities to tangible net worth. Our lenders also require us to maintain minimum amounts of cash or cash equivalents sufficient to maintain a specified liquidity position. If we are unable to maintain these liquidity levels, we could be forced to sell additional investments at a loss and our financial condition could deteriorate rapidly.

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

In addition, the repurchase agreements contain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, guarantor defaults, bankruptcy or insolvency proceedings and other events of default customary for these types of facilities. The remedies for such events of default are also customary for these types of facilities and include the acceleration of the principal amount outstanding and the liquidation by the lender of the assets then subject to the respective facilities. If we default on one of our obligations under a repurchase agreement or breach our representations, warrants or covenants and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the loans, and/or cease entering into any other repurchase transactions with us. Because our repurchase agreements typically contain cross-default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default. Our other secured borrowings are subject to similar risks as those that apply to our repurchase agreements. Any significant losses we incur on our repurchase agreements and other secured borrowings could materially and adversely affect our earnings, financial condition and our cash available for distribution to our shareholders.

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

Until non-recourse long-term financing structures become available to us and we attempt to utilize them or do utilize them, we rely heavily on short-term repurchase and loan and security agreements with maturities that do not match the assets being financed and are thus exposed to risks which could result in losses to us.

We have used and, in the future, may use securitization and other non-recourse long-term financing for our investments. In such structures, our lenders typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Such long-term financing has been limited and, in certain instances, unavailable for certain of our investments. Prior to any such future financing, we would seek to finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated or such financing becomes available. As a result, we would be subject to the risks that we would not be able to obtain suitable non-recourse long-term financing or otherwise acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.

We also bear the risk that we would not be able to obtain new short-term facilities or would not be able to renew any short-term facilities after they expire should we need more time to obtain long-term financing or seek and acquire sufficient eligible assets or securities for a future securitization. If we are unable to obtain and renew short-term facilities or to consummate securitizations to finance our investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or unfavorable price. In addition, conditions in the capital markets may make the issuance of any securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would intend to retain the unrated equity component of securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default.

We may not be able to raise the debt or equity capital required to finance our assets and grow our businesses.

The growth of our businesses requires continued access to debt and equity capital that may or may not be available on favorable terms or at the desired times, or at all. In addition, we invest in certain assets, including distressed loans and REO, as well as MSRs and ESS, for which financing has historically been difficult to obtain. Our inability to continue to maintain debt financing for distressed loans and REO, or MSRs and ESS, could require us to seek equity capital that may be more costly or unavailable to us.

In addition, our ability to finance ESS relating to Ginnie Mae MSRs is currently dependent on pass through financing we obtain through our Servicer, which retains the MSRs associated with the ESS we acquire. After our initial acquisition of ESS, we then finance the acquired ESS with our Servicer under an underlying loan and security agreement, and our Servicer, in turn, re-pledges the ESS (along with the related MSRs it retains) to a third party lender under a master repurchase agreement. There can be no assurance that our Servicer will continue to make this pass through financing available to us or that the third party lender will continue to either permit our Servicer to provide such pass through financing to us or otherwise provide financing to our Servicer for MSRs and ESS.

This financing arrangement also subjects us to the credit risk of PLS. To the extent PLS does not apply our payments of principal and interest under the loan and security agreement to the allocable portion of its borrowings under the master repurchase agreement, or to the extent PLS otherwise defaults under the master repurchase agreement, our ESS would be at a risk of total loss. In addition, we provide a guarantee to the third party lender for the amount of borrowings under the master repurchase agreement that are allocable to the pass through financing of our ESS. In the event we are unable to satisfy our obligations under the guaranty following a default by PLS, this could cause us to default under other financing arrangements and/or have a material adverse effect on our business, financial position, results of operations and cash flows.

We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

In addition, we have been authorized to repurchase up to $200 million of our common shares pursuant to a share repurchase program approved by our board of trustees. Increased activity in our share repurchase program will have the effect of reducing our common shares outstanding, market value and shareholders’ equity, any or all of which could adversely affect the assessment by our lenders, credit providers or other counterparties regarding our net worth and, therefore, negatively impact our ability to raise new capital.

Future issuances of debt securities, which would rank senior to our common shares, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares, may materially and adversely affect the market price of our common shares.

In order to grow our business, we may rely on additional equity issuances, which may rank senior and/or be dilutive to our shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes. In 2013, our wholly-owned subsidiary, PMC, issued $250 million of Exchangeable Notes that are exchangeable under certain circumstances for our common shares.

Upon liquidation, holders of our debt securities and other loans and preferred shares would receive a distribution of our available assets before holders of our common shares and holders of the Exchangeable Notes could receive a distribution of PMC’s available assets before holders of our common shares. Subject to applicable law, our board of trustees has the authority, without further shareholder approval, to issue additional debt, common shares and preferred shares on the terms and for the consideration it deems appropriate. We have issued, and/or intend to issue, additional common shares and securities convertible into, or exchangeable or exercisable for, common shares under our equity incentive plan. We have also filed a shelf registration statement, from which we have issued and may in the future issue additional common shares, including, without limitation, through our “at-the-market” equity program.

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

We are not approved as a Ginnie Mae issuer and servicer. As a result, we are unable to produce or acquire Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity and results of operations, and our ability to make distributions to shareholders.

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

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefits from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, we and PLS are required to be licensed to conduct business in certain jurisdictions. PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed. Through our wholly owned subsidiaries, we are licensed or are taking steps to become licensed, in those jurisdictions, and for those activities, where we believe it is cost effective and appropriate to become licensed.

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

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Competition in acquiring newly originated mortgage loans comes from large commercial banks and savings institutions and other independent mortgage lenders and servicers. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent production business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a correspondent production business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non-bank participants. As more non-bank entities enter these markets, our correspondent production activities may generate lower margins in order to effectively compete.

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

A successful penetration or circumvention of the security of our systems or a defect in the integrity of PCM’s or PLS’ systems or cybersecurity could cause serious negative consequences for our business, including significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to PCM’s or PLS’ computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us, to PCM or PLS, or to our customers, loss of confidence in us, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also materially and adversely affect the collectability of some of our loans and the credit quality of our loans and investments and the properties underlying our interests. We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common shares to decline or be more volatile. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

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

We invest in performing and nonperforming residential mortgage loans and, through our correspondent production business, newly originated prime credit quality residential mortgage loans. Residential mortgage loans are typically secured by single-family residential property and are subject to risks of delinquency and foreclosure and risks of loss. These risks are greater for nonperforming loans. In addition, we invest in RMBS that are not guaranteed by federally chartered entities such as Fannie Mae and Freddie Mac or, in the case of Ginnie Mae, the U.S. government. The ability of borrowers to repay residential mortgage loans that we own, or underlying RMBS that we own, is dependent upon the income or assets of these borrowers.

Our investments in mortgage loans and MBS also subject us to the risks of residential real estate and residential real estate-related investments, including, among others: (i) declines in the value of residential real estate; (ii) risks related to general and local economic conditions; (iii) lack of available mortgage funding for borrowers to refinance or sell their homes; (iv) overbuilding; (v) the general deterioration of the borrower’s ability to keep a rehabilitated nonperforming mortgage loan current; (vi) increases in property taxes and operating expenses; (vii) changes in zoning laws; (viii) costs resulting from the clean-up of, and liability to third parties for damages resulting from, environmental problems, such as indoor mold; (ix) casualty or condemnation losses; (x) uninsured damages from floods, earthquakes or other natural disasters; (xi) limitations on and variations in rents; (xii) fluctuations in interest rates; (xiii) fraud by borrowers, originators and/or sellers of mortgage loans; (xiv) undetected deficiencies and/or inaccuracies in underlying mortgage loan documentation and calculations; and (xv) failure of the borrower to adequately maintain the property, particularly during times of financial difficulty. To the extent that assets underlying our investments are concentrated geographically, by property type or in certain other respects, we may be subject to certain of the foregoing risks to a greater extent. Additionally, we may be required to foreclose on a mortgage loan and such actions would subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property.

We also invest in commercial mortgage loans and expect to invest in CMBS. Commercial mortgage loans are secured by multifamily or commercial property and are also subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of single-family residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. Net operating income of an income producing property can be affected by a variety of factors, and if the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the price we paid for the loan plus any accrued and unpaid interest on the mortgage loan and any unreimbursed advances, which could have a material adverse effect on our cash flow from operations.

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

Our retention of credit risk underlying mortgage loans we sell to Fannie Mae is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have entered into credit risk transfer agreements (“CRT Agreements”) with Fannie Mae, whereby we sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans by issuing a credit guarantee to Fannie Mae in exchange for a portion of the guarantee fee it normally charges. Our retention of credit risk subjects us to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans as described above, and exposes us to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

CRT Agreements also represent a type of investment that is new to the market and, as such, inherently uncertain. There can be no assurance that this investment type will continue to be offered by Fannie Mae or supported by the FHFA or that it will produce the desired returns. Further, our projected returns are highly dependent on certain internal models, and it is uncertain whether such models are sufficiently accurate to support our projected returns and/or avoid potentially significant losses.

In addition, although our CRT Agreements have been structured to produce qualifying assets for the purposes of satisfying our REIT qualification requirements, the REIT eligibility of the assets subject to the CRT Agreements is uncertain. If the Internal Revenue Service (“IRS”) were to take a position adverse to our interpretation, the consequences of such action could materially and adversely affect our business, financial condition, liquidity, results of operations, and our ability to make distributions to our shareholders.

Our acquisition of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. We generally acquire MSRs in connection with our sale of mortgage loans to the Agencies where we assume the obligation to service such loans on their behalf. We may also purchase MSRs from third-party sellers. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the value of MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

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

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a significant assumption underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a negative impact on our financial results.

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

Because the ESS is a component of the related MSR, the risks of owning the ESS are substantially similar to the risks of owning an MSR. We also record our ESS assets at fair value, which is based on many of the same estimates and assumptions used to value our MSR assets, thereby creating the same potential for material differences between the recorded fair value of the ESS and the actual value that is ultimately realized. Also, the performance of our ESS assets are impacted by the same drivers as our MSR assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any ESS we acquire, and this could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as a condition to our purchase of the ESS, we were required to subordinate our interests to those of the applicable Agency. To the extent PLS fails to maintain its Agency approvals, such failure could result in PLS’ loss of the applicable MSR in its entirety, thereby extinguishing our interest in the related ESS. With respect to our ESS relating to PLS’ Ginnie Mae MSRs, our interest is also subordinated to the rights of CSFB First Boston Mortgage Capital LLC (“CSFB”) under a repurchase agreement with PLS, pursuant to which CSFB has a blanket lien on all of PLS’ Ginnie Mae MSRs (including the ESS we acquired), and under a security and subordination agreement with us, pursuant to which we acknowledge CSFB’s blanket lien. The security and subordination agreement permits CSFB to liquidate the ESS along with the related MSRs to the extent there exists an event of default under the repurchase agreement, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require PLS to either (i) repay in full the outstanding loan amount under its repurchase agreement or (ii) repurchase the ESS from us at fair value. To the extent PLS is unable to repay the loan under its repurchase agreement or repurchase the ESS, an event of default would exist under the repurchase agreement, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event our ESS is liquidated as a result of certain actions or inactions of PLS, we generally would be entitled to seek indemnity under the applicable spread acquisition agreement; however, this would be an unsecured claim and, as a result, our loss of the ESS to an Agency or CSFB under any of these scenarios could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We cannot independently protect our MSR or ESS assets from borrower refinancing and are dependent upon PLS to do so for our benefit.

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer to us a portion of the MSRs relating to mortgage loans it refinances, we are not independently capable of protecting our MSR asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely upon PLS to refinance mortgage loans in our servicing portfolio that would otherwise be targeted by third-party lenders. Historically, PLS has had limited success soliciting loans in our servicing portfolio, and there can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets, decreasing its value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the ESS relating to mortgage loans it refinances, we are not independently capable of protecting our ESS asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of ESS. Accordingly, we must also rely upon PLS to refinance these mortgage loans that would otherwise be targeted by third-party lenders. There can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently solicit these mortgage loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated runoff of our ESS assets, decreasing their value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Our investments in commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the multifamily and commercial real estate sectors and may be affected by conditions that could materially adversely affect our business and results of operations.

We acquire mortgage loans secured by multifamily and commercial real estate properties. The profitability of these investments will be closely tied to the overall success of the multifamily and commercial real estate market. Various changes in real estate conditions may impact the multifamily and commercial real estate sectors. Any negative trends in such real estate conditions may reduce the availability of attractive acquisition opportunities and, as a result, adversely affect our results of operations. These conditions include:

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

Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability, through PLS, to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process. These factors include, without limitation: extended foreclosure timelines in states that require judicial foreclosure, including states where we hold high concentrations of mortgage loans; significant collateral documentation deficiencies; federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the already overburdened judicial and administrative systems.

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

A decline in the value of the real estate underlying our mortgage loans or that we acquire, whether through foreclosure or otherwise, may result in reduced risk-adjusted returns or losses, and our ownership of real estate may subject us to risks and losses not adequately covered by insurance.

The value of the real estate that we own or that underlies mortgage loans that we own is subject to market conditions. Changes in the real estate market may adversely affect the value of the collateral and thereby lower the value to be derived from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect equity in the property declines.

There are certain types of losses, generally of a catastrophic nature, that result from events such as earthquakes, floods, hurricanes, terrorism or acts of war, and that may be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

We have also implemented an REO rental program, whereby we are the lessor of real estate, generally REO acquired upon foreclosure of defaulted loans, to the extent we determine that renting the property would produce a better return on investment than liquidation. There can be no assurance that this investment strategy will prove to be either profitable or more successful than liquidation. Further, our ongoing investment in the real estate will be subject to the market risk described above, as well as other risks associated with the rental business, including, without limitation, extended periods of vacancy, unfavorable landlord-tenant laws, and contractual disputes with our property managers. Any or all of these risks could subject us to loss, materially and adversely affect the value of our real estate investments and reduce or eliminate the returns we might have otherwise realized upon liquidation of the real estate.

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

Our investments in distressed mortgage loans, MSRs, ESS, commercial mortgage loans, securities and mortgage loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Fair values of many of our investments are estimates and their ultimately reduced values may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The fair values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may differ from their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that change during the time period over which the investment is held and are beyond the control of PCM, us or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

When we sell loans, we are required to make customary representations and warranties about such loans to the loan purchaser. As part of our correspondent production activities, PLS re-underwrites a percentage of the loans that we acquire, and we rely upon PLS to ensure quality underwriting by our correspondent sellers, accurate third-party appraisals, and strict compliance with the representations and warranties that we require from our correspondent sellers and that are required from us by our investors. Our residential mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify the purchaser against future losses in the event we breach a representation or warranty given to the loan purchaser. In addition, we may be required to repurchase loans as a result of borrower fraud or in the event of early payment default on a mortgage loan. Likewise, we may be required to repurchase or substitute loans if we breach a representation or warranty in connection with our securitizations. The remedies available to the Agencies and other purchasers of mortgage loans may be broader than those available to us against the originator or correspondent lender, and if a purchaser enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. They are also typically sold at a discount to the unpaid principal balance, which in some cases can be significant. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

Because we are organized as a holding company that conducts business primarily through our Operating Partnership and its wholly-owned subsidiaries, our status under the Investment Company Act is dependent upon the status of our Operating Partnership which, as a holding company, in turn, will have its status determined by the status of its subsidiaries. If our Operating Partnership or one or more of its subsidiaries fail to maintain their exceptions or exclusions from the Investment Company Act and we do not have available to us another basis on which we may avoid registration, we may have to register under the Investment Company Act. This could subject us to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters. It could also cause the breach of covenants we or our subsidiaries have made under certain of our financing arrangements, which could result in an event of default, acceleration of debt and/or termination.

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

Further, a loss of our Investment Company Act exception or exclusion would allow PCM to terminate our management agreement with us, and our loan servicing agreement with PLS is subject to early termination in the event our management agreement is terminated for any reason. If either of these agreements is terminated, we will have to obtain the services on our own, and we may not be able to replace these services in a timely manner or on favorable terms, or at all. This would have a material adverse effect on our ability to continue to execute our business strategy.

Rapid changes in the values of our investments may make it more difficult for us to maintain our REIT qualification or exclusion from the Investment Company Act.

If the market value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish, particularly given the illiquid nature of our investments. We may have to make investment decisions, including the liquidation of investments at a disadvantageous time or on unfavorable terms, that we otherwise would not make absent our REIT and Investment Company Act considerations.

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

We also engage in business activities that are required to be conducted in a TRS. In order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we hold a significant portion of our assets through, and derive a significant portion of our taxable income and gains in, a TRS, subject to the limitation that securities in TRSs may not represent more than 25% (20% for years beginning after December 31, 2017) of our assets in order for us to remain qualified as a REIT. All taxable income and gains derived from the assets held from time to time in our TRS are subject to regular corporate income taxation.

The percentage of our assets represented by a TRS and the amount of our income that we can receive in the form of TRS dividends are subject to statutory limitations that could jeopardize our REIT status.

Currently, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (at the end of each quarter). For taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. We expect to continue to have one or more TRSs when this change to the TRS rule becomes effective, and may potentially have to modify our activities or the capital structure of those TRSs in order to comply with the new limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 25% (or 20% for taxable years beginning after December 31, 2017) of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 25% (20% for years beginning after December 31, 2017) of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with both of these tests in all market conditions.

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

We intend to continue to make distributions to our shareholders to comply with the requirements of the Internal Revenue Code and to avoid paying corporate income tax on undistributed income. However, differences in timing between the recognition of taxable income and the actual receipt of cash could require us to sell assets, borrow funds on a short-term or long-term basis, or issue equity to meet the distribution requirements of the Internal Revenue Code. We may find it difficult or impossible to meet distribution requirements in certain circumstances. Due to the nature of the assets in which we invest and may invest and to our accounting elections for such assets, we may be required to recognize taxable income from those assets in advance of our receipt of cash flow on or proceeds from disposition of such assets. As a result, to the extent such income is not realized within a TRS, the requirement to distribute a substantial portion of our net taxable income could cause us to: (i) sell assets in adverse market conditions, (ii) borrow on unfavorable terms, (iii) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt or (iv) make a taxable distribution of our shares as part of a distribution in which shareholders may elect to receive shares or (subject to a limit measured as a percentage of the total distribution) cash, in order to comply with REIT requirements.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets and operations. Under current law, any income that we generate from transactions intended to hedge our interest rate or currency risks associated with our related liabilities will be excluded from gross income for purposes of the REIT gross income tests in certain instances. Generally, income derived from other types of hedging transactions will not be treated as qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

If our Operating Partnership failed to qualify as a disregarded entity for U.S. federal income tax purposes, we could fail to qualify as a REIT and suffer other adverse consequences.

We believe that our Operating Partnership is organized and operated in a manner so as to be treated as a disregarded entity, and not an association or publicly traded partnership taxable as a corporation, for U.S. federal income tax purposes. As a disregarded entity, it is not subject to U.S. federal income tax on its income. Instead, its income is included in the calculation of our income. No assurance can be provided, however, that the IRS will not challenge its status as a partnership or disregarded entity for U.S. federal income tax purposes, or that a court would not sustain such a challenge. If the IRS were successful in treating our Operating Partnership as an association or publicly-traded partnership taxable as a corporation for U.S. federal income tax purposes, we could fail to meet the gross income tests and certain of the asset tests applicable to REITs and, accordingly, could cease to qualify as a REIT. Also, the failure of our Operating Partnership to qualify as a partnership or a disregarded entity would cause it to become subject to U.S. federal corporate income tax, which would reduce significantly the amount of its cash available for debt service and for distribution.

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

Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property or on interests in real property.” Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS issued a revenue procedure, Revenue Procedure 2011-16, that contains an example regarding the application of the interest apportionment regulation. The example interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

With respect to the 75% REIT asset test, Revenue Procedure 2011-16 provides a safe harbor under which the IRS will not challenge a REIT’s treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. However, if the value of the real property securing the loan were to increase, the safe harbor rule of Revenue Procedure 2011-16, read literally, could have the peculiar effect of causing the corresponding increase in the value of the loan to not be treated as a real estate asset. We do not believe, however, that this was the intended result in situations in which the value of a loan has increased because the value of the real property securing the loan has increased, or that this safe harbor rule applies to debt that is secured solely by real property. However, for taxable years beginning after December 31, 2015, Internal Revenue Code Section 856(c)(9) was added and clarifies Revenue Procedure 2011-16. Subparagraph (B) of Section 856(c)(9) allows a REIT to treat personal property that is secured by a mortgage on both real property and personal property as a real estate asset, and the interest income as derived from a mortgage secured by real property, if the fair value of the personal property does not exceed fifteen percent 15% of the total fair value of all property secured by the mortgage. Nevertheless, if the IRS took the position that the safe harbor rule applied in these scenarios, then we might not be able to meet the various quarterly REIT asset tests if the value of the real estate securing our loans increased, and thus the value of our loans increased by a corresponding amount. If we did not meet one or more of these tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of PennyMac, at 6101 Condor Drive, Moorpark, California, 93021.

Item 3.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2015, we were not involved in any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 23, 2016, our common shares were held by 30,330 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2015

	Stock		Cash dividends declared
Period ended	High	Low
March 31, 2015	$22.99	$20.57	$0.61
June 30, 2015	$21.76	$17.43	$0.61
September 30, 2015	$18.30	$14.69	$0.47
December 31, 2015	$16.67	$14.42	$0.47

For the year ended December 31, 2014

	Stock		Cash dividends declared
Period ended	High	Low
March 31, 2014	$24.44	$22.86	$0.59
June 30, 2014	$24.15	$20.78	$0.59
September 30, 2014	$22.35	$21.10	$0.61
December 31, 2014	$22.32	$20.40	$0.61

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2015.

The following table provides information about our common share repurchases at the year ended December 31, 2015:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
August 1, 2015 – August 31, 2015	50,000	$15.20	50,000	$149,240
September 1, 2015 – September 30, 2015	969,487	$15.67	969,487	$134,045
October 1, 2015 – October 31, 2015	25,000	$15.33	25,000	$135,182
November 1, 2015 – November 30, 2015	—	$—	—	$135,182
December 1, 2015 – December 31, 2015	—	$—	—	$135,182

	1,044,487	$15.65	1,044,487	$135,182

(a)	In August 2015, our board of trustees approved a share repurchase program pursuant to which we are authorized to repurchase up to $150 million of our common shares. In February 2016, our board of trustees approved an increase to our share repurchase program pursuant to which we are now authorized to repurchase up to $200 million of our common shares. Under the program, we have discretion to determine the dollar amount of common shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. Amounts presented reflect balances as of the end of the applicable period.

Equity Compensation Plan Information

We have adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in our Operating Partnership) and other awards based on our shares that may be awarded by us directly to our officers and trustees, and the members, officers, trustees, directors and employees of PFSI and its subsidiaries or other entities that provide services to us and the employees of such other entities. The equity incentive plan is administered by our compensation committee, pursuant to authority delegated by our board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards. Our equity incentive plan allows for grants of equity-based awards up to an aggregate of 8% of our issued and outstanding common shares on a diluted basis at the time of the award. However, the total number of shares available for issuance under the plan cannot exceed 40 million.

The following table provides information as of December 31, 2015 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	733,785	$—	5,226,312
Equity compensation plans not approved by security holders(2)	—	—	—

Total	733,785	—	5,226,312

(1)	Represents our 2009 equity incentive plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Condensed Consolidated Statements of Income:
Net investment income:
Net interest income	$76,637	$86,759	$57,640	$40,799	$19,202
Net gain on mortgage loans acquired for sale	51,016	35,647	98,669	147,675	7,633
Net gain on investments	53,985	201,809	207,758	103,649	82,643
Other	67,127	32,526	41,451	11,403	2,190

	248,765	356,741	405,518	303,526	111,668

Expenses:
Expenses payable to PennyMac Financial Services, Inc.	129,224	136,276	151,535	93,950	21,691
Other	46,237	41,001	39,348	22,754	17,482

	175,461	177,277	190,883	116,704	39,173

Income before (benefit from) provision for income taxes	73,304	179,464	214,635	186,822	72,495
(Benefit from) provision for income taxes	(16,796)	(15,080)	14,445	48,573	8,056

Net income	$90,100	$194,544	$200,190	$138,249	$64,439

Condensed Consolidated Balance Sheets:
Investments:
Short-term investments	$41,865	$139,900	$92,398	$39,017	$30,319
United States Treasury security	—	—	—	—	50,000
Mortgage-backed securities at fair value	322,473	307,363	197,401	—	72,813
Mortgage loans acquired for sale at fair value	1,283,795	637,722	458,137	975,184	232,016
Mortgage loans at fair value (1)	2,555,788	2,726,952	2,818,445	1,189,971	825,576
Excess servicing spread purchased from PFSI	412,425	191,166	138,723	—	—
Real estate acquired in settlement of loans (2)	341,846	303,228	148,080	88,078	103,549
Real estate held for investment	8,796	—	—	—	—
Mortgage servicing rights	459,741	357,780	290,572	126,776	6,031

	5,426,729	4,664,111	4,143,756	2,419,026	1,320,304
Other assets	400,195	233,147	159,718	140,637	65,758

Total assets	$5,826,924	$4,897,258	$4,303,474	$2,559,663	$1,386,062

Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,128,780	$2,749,249	$2,039,003	$1,256,102	$631,313
Federal Home Loan Bank advances	183,000	—	—	—	—
Notes payable	236,015	—	—	—	—
Note payable secured by mortgage loans at fair value	—	—	—	—	28,617
Borrowings under forward purchase agreements	—	—	226,580	—	152,427
Asset-backed financing of a VIE at fair value	247,690	165,920	165,415	—	—
Exchangeable senior notes	245,054	244,079	243,159	—	—

	4,040,539	3,159,248	2,674,157	1,256,102	812,357
Other liabilities	290,272	159,838	162,203	102,225	27,688

Total liabilities	4,330,811	3,319,086	2,836,360	1,358,327	840,045
Shareholders’ equity	1,496,113	1,578,172	1,467,114	1,201,336	546,017

Total liabilities and shareholders’ equity	$5,826,924	$4,897,258	$4,303,474	$2,559,663	$1,386,062

Per Share Data:
Earnings:
Basic	$1.19	$2.62	$3.13	$3.14	$2.41
Diluted	$1.16	$2.47	$2.96	$3.14	$2.41
Cash dividends:
Declared	$2.16	$2.40	$2.87	$2.22	$1.42
Paid	$2.30	$2.38	$2.28	$2.22	$1.84
Year-end:
Share price	$15.26	$21.09	$23.42	$25.29	$16.62
Book value	$20.28	$21.18	$20.82	$20.39	$19.22

(1)	Includes mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity.
(2)	Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have achieved this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the MSRs. We have also invested in ESS on MSRs acquired by PLS. In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity.

We are externally managed by PCM, an investment adviser that specializes in and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS.

We invest in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming mortgage loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the years ended December 31, 2015, 2014 and 2013, we acquired distressed mortgage loans with fair values totaling $242.0 million, $577.4 million and $1.3 billion, respectively, and we received proceeds from liquidation, payoffs and sales from our portfolio of distressed mortgage loans and REO totaling $520.5 million, $788.0 million and $392.0 million, respectively.

During the years ended December 31, 2015, 2014 and 2013, we purchased newly originated prime credit quality loans with fair values totaling $46.4 billion, $28.4 billion and $32.0 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the FHA or insured or guaranteed by the VA, or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and servicer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the time period we hold the mortgage loan prior to the sale to PLS. We received sourcing fees totaling $9.0 million relating to $29.9 billion in UPB of mortgage loans at fair value that we sold to PLS for the year ended December 31, 2015, compared to $4.7 million relating to $15.6 billion in UPB of loans that we sold to PLS for the year ended December 31, 2014, and $4.6 million relating to $15.4 billion in UPB of mortgage loans that we sold to PLS for the year ended December 31, 2013.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale of mortgage loans through our correspondent production operation. During the year ended December 31, 2015, we received MSRs with fair values at initial recognition totaling $154.5 million, compared to $121.3 million during the year ended December 31, 2014 and $183.0 million during the year ended December 31, 2013.

We believe that ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS and ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the year ended December 31, 2015, we purchased ESS with fair values totaling $271.6 million and received $6.7 million pursuant to a recapture agreement with PFSI, compared to purchases of $95.9 million and receipt of $7.3 million of ESS pursuant to a recapture agreement during the year ended December 31, 2014 and purchases of ESS totaling $139.0 million during the year ended December 31, 2013.

We believe that CRT Agreements are an attractive long-term investment as we believe they can produce attractive risk-adjusted returns through our own mortgage production and, at the same time, align with Fannie Mae’s strategic goals, namely to attract private capital investment in GSE credit risk. We see significant potential for deploying additional capital into front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole loans. During the year ended December 31, 2015, we made investments in CRT Agreements totaling $147.4 million.

We supplement these activities through participation in other mortgage-related activities, including:

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS and Agency debt securities with fair values totaling $84.8 million, $186.0 million, and $199.6 million during the years ended December 31, 2015, 2014, and 2013, respectively.

•	Acquisition of small balance (typically under $10 million) commercial real estate loans. During the year ended December 31, 2015, we acquired $14.8 million in fair value of small balance commercial real estate loans.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of an interest in mortgage loans transferred through the retention of a portion of the securities created in the securitization transaction.

Our Board of trustees has authorized a common share repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the year ended December 31, 2015, we repurchased 1.0 million common shares at a cost of $16.3 million. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Observations on Current Market Opportunities

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, as reflected in recent economic data. During 2015, real U.S. gross domestic product expanded at an annual rate of 2.4%, the same rate as in 2014. The national seasonally adjusted unemployment rate was 5.0% at December 31, 2015 and compares to 5.6% at December 31, 2014 and 6.7% at December 31, 2013. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the third quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 5.5%, a reduction from 6.6% during the fourth quarter of 2014.

Residential real estate activity appears to be improving. The seasonally adjusted annual rate of existing home sales for December 2015 was 7.7% higher than for December 2014, and the national median existing home price for all housing types was $222,400, a 6.8% increase from December 2014. On a national level, foreclosure filings during 2015 decreased by 2.9% as compared to 2014. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 4.09% during 2015 while during 2014, thirty-year fixed mortgage interest rates ranged from a low of 3.80% to a high of 4.53% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $1.7 trillion of home loans during 2015, up 33% from 2014. Mortgage originations are forecast to decrease, with current industry estimates for 2016 totaling $1.5 trillion (Source: Average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe that there is significant long-term market opportunity to invest in GSE CRT on certain of the loans acquired through our correspondent production activity. CRT Agreements align with the FHFA’s desire to reduce taxpayer risk by transferring some of the credit risk from Fannie Mae and Freddie Mac to private sector participants. FHFA, in its capacity as conservator of Fannie Mae and Freddie Mac, has included in its 2016 scorecard for both GSEs a target to transfer credit risk on at least 90% of the UPB of newly acquired single-family mortgages in certain loan categories. Those loan categories include non-HARP, fixed-rate terms greater than 20 years, and loan-to-value ratios above 60%. This continues the trend of increasing the volume of loans subject to CRT Agreements. For example, the FHFA required each GSE to share the risk on at least $30 billion in UPB in 2013, $90 billion in 2014, and $120 billion for Freddie Mac and $150 million for Fannie Mae in 2015. In addition, under the 2016 scorecard, the GSEs have been directed to work with FHFA to conduct an analysis and assessment of front-end CRT Agreements, such as our CRT Agreements, and to take appropriate steps to continue them. In front-end CRT Agreements, a lender or aggregator retains a portion of the credit risk associated with the loans they sell to Fannie Mae or Freddie Mac through an arrangement entered into prior to the delivery of the loans to the GSE.

We believe there is significant long-term market opportunity in non-agency jumbo mortgage loans, however current investor demand from institutional investors and large banks is limited, as evidenced by weak and inconsistent pricing for securitizations issued during 2015. Prime jumbo securitizations totaled $11.2 billion in UPB in 2015, an increase from $8.3 billion in 2014 but substantially reduced from pre-2007 volumes. During the year ended December 31, 2015, we produced approximately $125 million in UPB of jumbo loans compared to $378 million in UPB of jumbo loans produced during the year ended December 31, 2014.

Our Manager continues to see a robust market for distressed residential mortgage loans (sales of loan pools that consist of either nonperforming mortgage loans, troubled but performing mortgage loans or a combination thereof) offered for sale. During 2015, the pool of sellers expanded to include programmatic sellers, such as HUD and Freddie Mac. During 2015, our Manager reviewed 117 mortgage loan pools with UPB totaling approximately $31.9 billion. This compares to our Manager’s review of 128 mortgage loan pools with UPB totaling approximately $34.0 billion during 2014. We acquired distressed mortgage loans with fair values totaling $242.0 million, $559.0 million, and $1.3 billion during the years ended December 31, 2015, 2014 and 2013, respectively. While we expect to see a continued supply of distressed mortgage loans, we believe the pricing for transactions in recent periods has generally been less attractive for buyers. We remain patient and selective in making new investments in distressed mortgage loans and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

Critical Accounting Policies

Preparation of financial statements in compliance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Certain of these estimates significantly influence the portrayal of our financial condition and results, and they require our Manager to make difficult, subjective or complex judgments. Our critical accounting policies primarily relate to our fair value estimates.

We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

	At December 31, 2015
Level/Description	Carrying value of assets measured(1)	% total assets
	(in thousands)
Level 1: Prices determined using quoted prices in active markets for identical assets or liabilities.	$44,533	1%
Level 2: Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	2,066,803	35%
Level 3: Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect our Manager’s judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.	3,319,982	57%

Total assets measured at or based on fair value	$5,431,318	93%

Total assets	$5,826,924

(1)	Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the item at its fair value.

Our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. At December 31, 2015, $4.7 billion or 81% of our total assets were carried at fair value and $735.0 million or 12% were carried based on their fair values (primarily REO and certain of our MSRs – both of which are carried at the lower of cost or fair value). Of these assets carried at or based on fair value, $3.3 billion or 57% of total assets are measured using “Level 3” inputs – significant inputs that are difficult to observe due to illiquidity of the markets in which the assets are traded. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” financial statement items, our Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in estimating the fair value of these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” financial statement items is difficult to estimate, our Manager’s valuation process includes performance of these items’ valuation by specialized staffs and significant executive management oversight. Our Manager has assigned the responsibility for estimating the fair values of our non-IRLC “Level 3” financial statement items to its Financial Analysis and Valuation group (the “FAV group”), which is responsible for valuing our investment portfolios and maintenance of our valuation policies and procedures. Our Manager’s FAV group submits the results of its valuations to PCM’s valuation committee, which oversees and approves the fair values that are included in our periodic financial statements. PCM’s valuation committee includes the chief executive, financial, operating, risk, and asset/liability management officers of PFSI.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a discussion relating to our Manager’s approach to measuring the balance sheet items that are most affected by “Level 3” fair value estimates.

Interest Rate Lock Commitments

Our net gain on mortgage loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the mortgage loan. In the course of our correspondent production activities, we make contractual commitments to correspondent lenders to purchase mortgage loans at specified terms. We call these commitments interest rate lock commitments, or IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value of such IRLCs as the mortgage loan approaches the point of purchase or the transaction is canceled.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of IRLCs is transferred to the fair value of mortgage loans acquired for sale at fair value when the mortgage loan is funded.

An active, observable market for IRLCs does not exist. Therefore, we measure the fair value of IRLCs using methods and inputs we believe that market participants use in pricing IRLCs. We estimate the fair value of an IRLC based on quoted Agency MBS prices, our estimates of the fair value of the MSRs we expect to receive in the sale of the mortgage loans and the probability that the mortgage loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will fund and changes in interest rates are recognized as the IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gain on mortgage loans acquired for sale in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values are generally inversely correlated. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for the principal and interest payment portion of the mortgage loans that decrease in fair value.

A shift in the market for IRLCs or a change in our Manager’s assessment of an input to the valuation of IRLCs can have a significant effect on the amount of gain on sale of mortgage loans acquired for sale for the period. Our Manager believes that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs:

Effect on fair value of a change in pull-through rate
Shift in input	Effect on fair value
(in thousands)
5%	$140
10%	$267
20%	$484
(5%)	$(259)
(10%)	$(518)
(20%)	$(1,036)

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of Net investment income. Our Manager estimates fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with transparent pricing.

•	Our Manager categorizes mortgage loans that are saleable into active markets as “Level 2” fair value financial statement items. Such mortgage loans include substantially all of our mortgage loans acquired for sale. Our Manager estimates such loans’ fair values using their quoted market price or market price equivalent.

•	Our Manager categorizes mortgage loans that are not saleable into active markets as “Level 3” fair value financial statement items. Such mortgage loans include substantially all of our investments in distressed mortgage loans and certain of the mortgage loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that were identified as non-salable to the Agencies.

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

Effect on fair value of a change in property value
Shift in input	Effect on fair value
(in thousands)
5%	$48,893
10%	$92,705
15%	$131,431
(5%)	($54,456)
(10%)	($114,713)
(15%)	($181,143)

Excess Servicing Spread

We acquire the right to receive the ESS cash flows relating to certain MSRs over the life of the underlying mortgage loans. We carry our investment in ESS at fair value. We record changes in the fair value of ESS in Net gain on investments.

Because ESS is a claim to a portion of the cash flows from MSRs, its valuation process is similar to that of MSRs. Our Manager uses the same discounted cash flow approach to measuring the ESS as it uses to value the related MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

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

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	($5,009)	($8,821)
10%	($9,896)	($17,298)
20%	($19,321)	($33,293)
(5%)	$5,135	$9,190
(10%)	$10,401	$18,767
(20%)	$21,343	$39,183

Real Estate Acquired in Settlement of Loans

We measure REO based on its fair value on a nonrecurring basis and carry REO at the lower of cost or fair value. We determine the fair value of REO by using a current estimate of fair value from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. We record changes in fair value and gains and losses on sale of REO in the consolidated statement of income under the caption Results of real estate acquired in settlement of loans.

Amortization, Impairment and Change in Fair value of MSRs

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We recognize MSRs at our estimate of the fair value of the contract to service the loans.

As economic fundamentals influencing the underlying mortgage loans change, our estimate of the fair value of the related MSR we retain will also change. As a result, we will record changes in fair value as a component of Net servicing fees for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date.

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

We also evaluate MSRs accounted for using the amortization method for impairment with reference to the assets’ fair value at the measurement date. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the value of impaired MSRs subsequently increases, we recognize the increase in value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

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

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

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

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	($7,355)	($9,952)	($3,212)
10%	($14,497)	($19,526)	($6,424)
20%	($28,174)	($37,630)	($12,848)
(5%)	$7,577	$10,351	$3,212
(10%)	$15,387	$21,126	$6,424
(20%)	$31,741	$44,053	$12,848

The preceding analyses hold constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Furthermore, certain of our MSRs are accounted for using the amortization method and are carried at the lower of amortized cost or fair value. Such assets’ carrying value may not be immediately affected as a result of a change in input values depending on the carrying value of the MSR asset before the change in input occurs and whether the input change causes our estimate of fair value to change to a level below the amortized cost of those MSRs. Therefore the preceding analyses are not projections of the effects of a shock event or a change in our Manager’s estimate of an input and should not be relied upon as earnings projections.

Liability for Representations and Warranties

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

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying loans. Our estimate of the liability for representations and warranties is developed by our Manager’s credit administration staff. The liability estimate is reviewed and approved by our Manager’s senior management credit committee which includes its chief operating, credit, portfolio risk, mortgage operations, correspondent production and shared services officers.

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

For financial reporting purposes, the underlying mortgage loans and securities owned by the consolidated VIE are shown under Mortgage loans at fair value on our consolidated balance sheets. The securities issued to third parties by the consolidated VIE are classified as secured borrowings and shown as Asset-backed financing of a variable interest entity at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements.

Forward Purchase Agreements

We have entered into transactions where we agree to purchase identified pools of mortgage loans and REO at a later date while assuming all of the responsibilities for servicing the mortgage loans and the risks and rewards relating to holding such mortgage loans as of a cutoff date that is before the mortgage loans and REO are purchased. Such transactions are referred to as forward purchase agreements. Under forward purchase agreements, the assets are held by the seller of the assets within a separate trust entity deemed a VIE.

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

The assets subject to forward purchase agreements are included in our notes to the consolidated financial statements as Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements.

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

Results of Operations

The following is a summary of our key performance measures for the periods presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)

Net investment income	$248,765	$356,741	$405,518
Expenses	(175,461)	(177,277)	(190,883)
Benefit from (provision for) income taxes	16,796	15,080	(14,445)

Net income	$90,100	$194,544	$200,190

Pre-tax income by segment:
Investment activities	$40,402	$170,633	$174,029
Correspondent production	32,902	8,831	43,890
Other (1)	—	—	(3,284)

	$73,304	$179,464	$214,635
Earnings per share:
Basic	$1.19	$2.62	$3.13
Diluted	$1.16	$2.47	$2.96
Dividends per share:
Declared	$2.16	$2.40	$2.87
Paid	$2.30	$2.38	$2.28
Investment activities:
Distressed mortgage loans and REO:
Purchases	$241,981	$560,549	$1,309,887
Cash proceeds from liquidation activities	$520,516	$787,953	$392,105
MBS:
Purchases	$84,828	$185,972	$199,558
Cash proceeds from repayment and sales	$64,459	$86,783	$2,566
ESS:
Purchases from PFSI	$271,554	$95,892	$139,028
Cash proceeds from repayments	$78,578	$39,257	$4,076
Per share closing prices:
During the period:
High	$22.99	$24.44	$28.73
Low	$14.42	$20.40	$19.19
At period end	$15.26	$21.09	$23.42
At period end:
Total assets	$5,826,924	$4,897,258	$4,303,474
Book value per share	$20.28	$21.18	$20.82

(1)	Represents corporate absorption of fulfillment fees for transition adjustment relating to the amended and restated mortgage banking and warehouse services agreement effective February 1, 2013.

During the year ended December 31, 2015, we recorded net income of $90.1 million, or $1.16 per diluted share. Our net income for the year ended December 31, 2015 reflects net interest income of $76.6 million, supplemented by a net gain on investments and a net gain on mortgage loans acquired for sale totaling $105.0 million, including $71.0 million of valuation gains on mortgage loans at fair value. During the year ended December 31, 2015, we purchased $46.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $51.0 million. At December 31, 2015, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, including $669.3 million that were pending sale to PLS.

During the year ended December 31, 2014, we recorded net income of $194.5 million, or $2.47 per diluted share. Our net income for the year ended December 31, 2014 reflects net gains on investments and net gain on mortgage loans acquired for sale totaling $237.5 million, including $189.5 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity. These gains were supplemented by $86.8 million of net interest income. During the year ended December 31, 2014, we purchased $28.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $35.6 million. At December 31, 2014, we held mortgage loans acquired for sale with fair values totaling $637.7 million, including $209.3 million that were pending sale to PLS.

During the year ended December 31, 2013, we recorded net income of $200.2 million or $2.96 per diluted share. Our net income for the year ended December 31, 2013 reflects net gains on investments and net gain on mortgage loans acquired for sale totaling $306.4 million, including $181.0 million of valuation gains on mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity. These gains were supplemented by $57.6 million of net interest income. During the year ended December 31, 2013, we purchased $32.0 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $98.7 million. At December 31, 2013, we held mortgage loans acquired for sale with fair values totaling $458.1 million, including $112.4 million that were pending sale to PLS.

Our net income decreased during 2015 as compared to 2014 primarily due to a decrease in pretax income in our investment activities segment of $130.2 million, or 76%, from $170.6 million to $40.4 million. During 2015, we recognized net investment income totaling $148.8 million from our investment activities, a decrease of $145.9 million, or 50%, from $294.7 million during 2014. Our average investment portfolio was approximately $3.4 billion during 2015, an increase of $258.5 million, or 8%, over 2014.

In our correspondent production activities, our net investment income increased during 2015 compared to 2014 by $37.9 million, or 61%, from $62.1 million to $100.0 million. We received proceeds of $14.2 billion from the sale of mortgage loans to nonaffiliates and issued $15.7 billion of IRLCs relating to Agency and jumbo mortgage loans during 2015, an increase of $3.6 billion, or 30%, from 2014. We sold approximately 21% more loans to nonaffiliates, as measured by UPB, during the year ended December 30, 2015 as compared to the same period in 2014. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume and higher margins partially driven by optimization of outlets and delivery methods.

Our net income decreased during 2014 as compared to 2013 due to decreased profitability in both our correspondent production and investment activities segments. Our correspondent production segment’s pre-tax income decreased by $35.1 million or 80%. We purchased $11.9 billion at fair value of mortgage loans for sale to nonaffiliates, a 26% decrease from $15.9 billion during 2013. The decrease in fair value of loans we purchased was compounded by reduced gain on sale margins in 2014 as compared to 2013, owing to increased competition resulting from a smaller mortgage market in 2014 as compared to 2013.

In our investment activities segment, our pre-tax income decreased by $3.4 million from $174.0 million to $170.6 million during 2014 as compared to 2013. Our average investment portfolio was approximately $2.9 billion during 2014, an increase of $1.1 billion, or 63%, over 2013 and during 2014, we recognized net investment income totaling approximately $294.7 million, an increase of $12.5 million, or 4%, over 2013. The increase in net investment income was offset by increased loan servicing expenses to accommodate the growth in our investment portfolio and activity-based fees relating to the increase in loan resolution activities.

Net Investment Income

During 2015, we recorded net investment income of $248.8 million, comprised primarily of $76.6 million of net interest income, $54.0 million of net gain on investments, $51.0 million of net gain on mortgage loans acquired for sale, $49.3 million of net loan servicing fees, and $28.7 million of loan origination fees, partially offset by $19.2 million of losses from results of REO. During 2014, we recorded net investment income of $356.7 million, comprised primarily of net gain on investments of $201.8 million, supplemented by $86.8 million of net interest income, $37.9 million of net loan servicing fees, net gain on mortgage loans acquired for sale of $35.6 million, and $18.2 million of loan origination fees, partially offset by $32.5 million of losses from results of REO. During 2013, we recorded net investment income of $405.5 million, comprised primarily of net gain on investments of $207.8 million, supplemented by net gain on mortgage loans acquired for sale of $98.7 million, $57.6 million of net interest income, $32.8 million of net loan servicing fees, and $17.8 million of loan origination fees, partially offset by $13.5 million of losses from results of REO.

Net investment income includes non-cash fair value adjustments. Because we have elected to record our financial assets (comprised of mortgage loans at fair value, mortgage loans acquired for sale at fair value, MBS and ESS), a portion of our MSRs and our asset-backed financing at fair value, a substantial portion of the income we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs and the related derivatives we use to hedge our investments and liabilities and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to mortgage loans held in a VIE.

The amounts of non-cash fair value and interest income are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net interest income
Capitalization of interest pursuant to mortgage loan modifications	$57,754	$66,850	$43,481
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	719	1,588	186

	58,473	68,438	43,667

Net gain on mortgage loans acquired for sale
Mortgage loans acquired for sale	(2,977)	3,825	(9,265)
IRLCs	(1,015)	4,412	(18,230)
Hedging derivatives	961	(11,518)	9,552

	(3,031)	(3,281)	(17,943)

Net gain (loss) on investments
Mortgage-backed securities:
Agency	(3,431)	9,118	365
Non Agency	(1,793)	1,298	—
Mortgage loans:
at fair value	70,988	189,073	173,178
at fair value held in a variable interest entity	(10,663)	27,768	(6,301)
at fair value under forward purchase agreements	—	463	10,093
Excess servicing spread	3,239	(20,834)	2,423
CRT Agreements	(1,238)	—	—
Asset-backed financing of VIEs	4,260	(8,459)	2,279

	61,362	198,427	182,037
Net loan servicing fees - MSR valuation adjustments	(2,917)	(16,546)	6,308

	$113,887	$247,038	$214,069

Net investment income	$248,765	$356,741	$405,518
Non-cash items as a percentage of net investment income	46%	69%	53%

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

The following table illustrates the net gain in value that we accumulated over the period during which we owned the liquidated mortgage loan investments and REO, as compared to the proceeds actually received and the additional net gain realized upon liquidation of such assets:

	Year ended December 31,
	2015			2014			2013
	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)	Proceeds	Accumulated gains (2)	Gain on liquidation (3)
	(in thousands)
Mortgage loans (1)	$216,904	$22,953	$10,176	$598,121	$108,576	$25,948	$270,529	$34,855	$28,387
REO	240,833	3,026	21,254	189,832	11,936	13,804	121,576	7,653	10,526

	$457,737	$25,979	$31,430	$787,953	$120,512	$39,752	$392,105	$42,508	$38,913

(1)	For the year ended December 31, 2014, the amounts include sales of reperforming loans with loan sale proceeds of $330.8 million, accumulated gains of $77.3 million, and gain on liquidation of $4.7 million, respectively.
(2)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(3)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the mortgage loan at acquisition and on our success in working with the borrower to resolve the distress in the loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, include estimated direct transaction costs to be incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $17.3 million, $17.6 million and $11.4 million for assets liquidated during the years ended December 31, 2015, 2014 and 2013, respectively.

The reduction in net investment income during 2015, as compared to 2014, was caused primarily by reduced gains on mortgage loans at fair value due to continuing moderation in the appreciation in real estate values during 2015 compared to 2014 as well as reduced loan modification activity owing to reduced levels of portfolio acquisitions during 2015 as compared to 2014, partially offset by an increased net gain on the sale of mortgage loans acquired for sale, net mortgage loan servicing fees and an increase in net gain on ESS and asset-backed financing which reflects the effects of increasing mortgage interest rates throughout 2015.

The reduction in net investment income during 2014 as compared to 2013 was caused primarily by reduced gains on mortgage loans acquired for sale as a result of the increased competition for a smaller mortgage loan market in 2014 as compared to 2013, along with losses recognized on our investment in ESS and asset-backed financing which reflects the effects of decreasing mortgage interest rates throughout 2014. These reductions were partially offset by an increase in gain on mortgage loans at fair value resulting from a 49% increase in the average balance of mortgage loans at fair value accompanied by slower appreciation in the fair value of such mortgage loans during 2014 as compared to 2013.

Net Interest Income

Net interest income is summarized below:

	Year ended December 31, 2015
	Interest income/expense				Annualized
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$48,281	$—	$48,281	$1,143,232	4.22%
Investment activities:
Short-term investments	815	—	815	55,649	1.46%
Mortgage-backed securities:
Agency	6,609	(38)	6,571	198,527	3.31%
Non-Agency prime jumbo	3,693	3	3,696	109,637	3.37%

	10,302	(35)	10,267	308,164	3.33%

Mortgage loans:
at fair value	96,536	—	96,536	2,231,259	4.33%
at fair value held by variable interest entity	18,650	1,253	19,903	494,655	4.02%

	115,186	1,253	116,439	2,725,914	4.27%
Excess servicing spread from affiliates	25,365	—	25,365	340,454	7.45%

Total investment activities	151,668	1,218	152,886	3,430,181	4.46%
Other	178	—	178	—

	$200,127	$1,218	$201,345	$4,573,413	4.40%

Liabilities:
Assets sold under agreements to repurchase	$71,007	$8,862	$79,869	$3,046,963	2.62%
Mortgage loans participation and sale agreement	808	193	1,001	49,318	2.03%
Federal Home Loan Bank advances	275	—	275	89,512	0.31%
Asset-backed financings of VIEs at fair value (2)	13,255	499	13,754	294,822	4.67%
Exchangeable senior notes	13,438	975	14,413	250,000	5.77%
Notes payable	5,214	1,612	6,826	119,307	5.72%
Note payable to PennyMac Financial Services, Inc	2,470	873	3,343	78,399	4.26%

	106,467	13,014	119,481	3,928,321	3.04%

Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,207	—	4,207	—
Interest on mortgage loan impound deposits	1,020	—	1,020	—

	111,694	13,014	124,708	3,928,321	3.17%

Net interest income	$88,433	$(11,796)	$76,637

Net interest margin					1.68%
Net interest spread					1.23%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.
(2)	Includes interest expense from asset-backed financing of the VIE at fair value and CRT Agreements financing at fair value.

	Year ended December 31, 2014
	Interest income/expense				Annualized
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$23,974	$—	$23,974	$573,256	4.18%
Investment activities:
Short-term investments	604	—	604	96,475	0.63%
Mortgage-backed securities
Agency	6,774	206	6,980	196,875	3.55%
Non-Agency prime jumbo	1,094	152	1,246	54,946	2.27%

	7,868	358	8,226	251,821	3.27%
Mortgage loans:
at fair value	100,341	—	100,341	2,045,699	4.90%
at fair value held by variable interest entity	20,432	1,847	22,279	533,480	4.18%
under forward purchase agreements at fair value	3,584	—	3,584	76,107	4.71%

	124,357	1,847	126,204	2,655,286	4.75%
Excess servicing spread from affiliates	13,292	—	13,292	168,080	7.91%

Total investment activities	146,121	2,205	148,326	3,171,662	4.68%

Other	48	—	48	—

	$170,143	$2,205	$172,348	$3,744,918	4.60%

Liabilities:
Assets sold under agreements to repurchase	$48,934	$9,370	$58,304	$2,311,273	2.52%
Mortgage loans participation and sale agreement	646	266	912	44,770	2.04%
Borrowings under forward purchase agreements	2,363	—	2,363	82,056	2.88%
Asset backed secured financing	5,872	618	6,490	167,752	3.87%
Exchangeable senior notes	13,438	920	14,358	250,000	5.74%

	71,253	11,174	82,427	2,855,851	2.89%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,004	—	2,004	—
Interest on mortgage loan impound deposits	1,158	—	1,158	—

	74,415	11,174	85,589	$2,855,851	3.00%

Net interest income	$95,728	$(8,969)	$86,759

Net interest margin					2.32%
Net interest spread					1.60%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

	Year ended December 31, 2013
	Interest income/expense				Annualized
		Discount/	Total	Average	interest
	Coupon	fees (1)		balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$33,726	$—	$33,726	$899,971	3.75%
Investment activities:
Short-term investments	542	—	542	92,148	0.59%
Agency mortgage-backed securities	2,092	46	2,138	63,280	3.38%
Agency debt security	222	—	222	2,992	7.42%
Mortgage loans:
at fair value	75,759	—	75,759	1,537,644	4.93%
at fair value held by variable interest entity	5,284	232	5,516	135,667	4.07%
under forward purchase agreements at fair value	3,659	—	3,659	123,222	2.97%

	84,702	232	84,934	1,796,533	4.73%
Excess servicing spread from affiliates	1,091	—	1,091	16,070	6.79%

Total investment activities	88,649	278	88,927	1,971,023	4.51%

Other	209	—	209	—

	$122,584	$278	$122,862	$2,870,994	4.28%

Liabilities:
Assets sold under agreements to repurchase	$37,781	$10,009	$47,790	$1,552,912	3.08%
Borrowings under forward purchase agreements	3,707	—	3,707	124,394	2.98%
Asset backed secured financing	1,612	—	1,612	43,108	3.74%
Exchangeable senior notes	8,996	584	9,580	168,493	5.69%

	52,096	10,593	62,689	1,888,907	3.32%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,694	—	1,694	—
Interest on mortgage loan impound deposits	839	—	839	—

	54,629	10,593	65,222	$1,888,907	3.45%

Net interest income	$67,955	$(10,315)	$57,640

Net interest margin					2.01%
Net interest spread					0.83%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of facility commitment fees for liabilities.

The effects of changes in the composition of our investments on our interest income are summarized below:

	Year ended December 31, 2015 vs. Year ended December 31, 2014			Year ended December 31, 2014 vs. Year ended December 31, 2013
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$238	$24,069	$24,307	$3,318	$(13,070)	$(9,752)
Investment activities:
Short-term investments	549	(338)	211	36	26	62
Agency debt security	—	—	—	—	(222)	(222)
Mortgage-backed securities:
Agency	(467)	58	(409)	111	4,731	4,842
Non-Agency prime jumbo	804	1,646	2,450	—	1,246	1,246

	337	1,704	2,041	111	5,977	6,088
Mortgage loans:
at fair value	(12,440)	8,635	(3,805)	(339)	24,921	24,582
at fair value held by variable interest entity	(2,215)	(161)	(2,376)	154	16,609	16,763
under forward purchase agreements at fair value	—	(3,584)	(3,584)	1,648	(1,723)	(75)

Total mortgage loans	(14,655)	4,890	(9,765)	1,463	39,807	41,270
ESS - affiliates	(812)	12,885	12,073	209	11,992	12,201

Total investment activities	(14,581)	19,141	4,560	1,819	57,580	59,399
Other interest	—	130	130	—	(161)	(161)

	(14,343)	43,340	28,997	5,137	44,349	49,486

Liabilities:
Assets sold under agreements to repurchase	4,528	17,037	21,565	(5,655)	16,169	10,514
Mortgage loan participation and sale agreement	(3)	92	89	—	912	912
Federal Home Loan Bank advances	—	275	275	—	—	—
Asset backed secured financing of VIEs at fair value	1,552	5,712	7,264	58	4,820	4,878
Borrowings under forward purchase agreement	—	(2,363)	(2,363)	(121)	(1,223)	(1,344)
Exchangeable senior notes	55	—	55	98	4,680	4,778
Notes payable	—	6,826	6,826	—	—	—
Note payable to Penny Mac Financial Services, Inc.	—	3,343	3,343	—	—	—
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	2,203	2,203	—	310	310
Interest on mortgage loan impound deposits	—	(138)	(138)	—	319	319

	6,132	32,987	39,119	(5,620)	25,987	20,367

Net interest income	$(20,475)	$10,353	$(10,122)	$10,757	$18,362	$29,119

In the year ended December 31, 2015, we earned net interest income of $76.6 million compared to $86.8 million for the year ended December 31, 2014 and $57.6 million for the year ended December 31, 2013. The decrease in net interest income between the years was primarily due to a reduction in interest capitalized pursuant to mortgage loan modifications compounded by the addition of higher-cost borrowings in the form of ESS financing obtained through a note payable to Penny Mac Financial Services, Inc.

We earned interest income on our portfolio of MBS totaling $10.3 million for a yield of 3.33% for the year ended December 31, 2015 as compared to interest income of $8.2 million and a yield of 3.27% for the year ended December 31, 2014. We accumulated this portfolio of securities beginning late in the third quarter of 2013 and earned a yield of 3.37% during the portion of the year in which we held the securities.

During the year ended December 31, 2015, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIEs totaling $116.4 million, including $57.8 million of interest capitalized pursuant to loan modifications, which compares to $126.2 million, including $66.9 million of interest capitalized pursuant to loan modifications in the year ended December 31, 2014. The decrease in interest income was due primarily to reductions in yields on our investments from 4.75% during 2014 to 4.27% during 2015 primarily due to a reduction in interest capitalized as a result of mortgage loan modifications. Capitalized interest contributed 2.12% to our interest yield during 2015 compared to 2.22% during 2014. The decrease in interest income, along with a decrease in the average mortgage note interest rate of our performing mortgage loans from 3.68% during 2014 to 3.43% during 2015, resulted in a decrease in the yield on our mortgage loans at fair value.

At December 31, 2015, approximately 58% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 70% at December 31, 2014. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as we typically purchase our mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer to generate cash flow than performing mortgage loans due to the time required to work with borrowers to resolve payment issues through our modification programs and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a mortgage loan, and this may extend the resolution process. At December 31, 2015, we held $1.2 billion in fair value of nonperforming mortgage loans and $341.8 million in carrying value of REO compared to $1.5 billion in fair value of nonperforming mortgage loans and $303.2 million in carrying value of REO at December 31, 2014.

During the year ended December 31, 2015, we incurred interest expense totaling $124.7 million as compared to $85.6 million and $65.2 million during the years ended December 31, 2014 and 2013, respectively. Our interest cost on interest bearing liabilities was 3.04% for the year ended December 31, 2015 and 2.89% and 3.32% for the years ended December 31, 2014 and 2013, respectively. The increase in interest expense reflects our increased use of borrowings in support of growth of our balance sheet as well as higher cost borrowings used to fund our investment in MSRs and ESS.

Net Gains on Mortgage Loans Acquired for Sale

Our gains on mortgage loans acquired for sale are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(76,914)	$(20,989)	$(197,580)
Hedging activities	(17,742)	(57,161)	136,829

	(94,656)	(78,150)	(60,751)

Non cash gain:
Receipt of MSRs in loan sale transactions	154,474	121,333	183,032
Provision for losses relating to representations and warranties provided in loan sales	(5,771)	(4,255)	(5,669)
Change in fair value during the year of financial instruments held at year end:
IRLCs	(1,015)	4,412	(18,230)
Mortgage loans	(2,977)	3,825	(9,265)
Hedging derivatives	961	(11,518)	9,552

	(3,031)	(3,281)	(17,943)

	$51,016	$35,647	$98,669

Interest rate lock commitments issued during the year:
Loans acquired for sale to nonaffiliates:
Conventional mortgage loans	$15,550,788	$11,610,381	$13,998,344
Jumbo loans	156,895	512,853	238,096

	15,707,683	12,123,234	14,236,440
Mortgage loans sold to PFSI:
Government-insured or guaranteed mortgage loans	32,430,379	15,692,230	14,731,463

	$48,138,062	$27,815,464	$28,967,903

Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$14,478,602	$11,858,198	$15,941,369
UPB	$14,014,603	$11,476,448	$15,616,687
Fair value of mortgage loans acquired for sale held at year end:
Conventional mortgage loans	$596,673	$428,397	$345,777
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	672,532	209,325	112,360
Commercial mortgage loans	14,590	—	—

	$1,283,795	$637,722	$458,137

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The increase in gain on mortgage loans acquired for sale during 2015 as compared to 2014 is due to an increase in the volume of mortgage loans sold to nonaffiliates compounded by higher margins partially driven by optimization of outlets and delivery methods.

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

Provision for Losses on Representations and Warranties

We provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties to the purchasers of the mortgage loans we sell. Our agreements with the Agencies include representations and warranties related to the mortgage loans we sell to the Agencies. The representations and warranties require adherence to Agency origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The method used to estimate the liability for representations and warranties is a function of estimated future defaults, mortgage loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage loan seller. We establish a liability at the time mortgage loans are sold and review our liability estimate on a periodic basis.

Following is a summary of the repurchase activity and unpaid balance of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity
Mortgage loans indemnified by PMT at beginning of year	$3,644	$—	$—
New indemnifications	2,471	4,478	—
Less:
Indemnified mortgage loans repurchased	—	—	—
Indemnified mortgage loans repaid or refinanced	549	834	—

Mortgage loans indemnified by PMT at end of year	$5,566	$3,644	$—

Deposits received from correspondent lenders collateralizing prospective indemnification losses	$645	$1,362	$—

Repurchase activity
Total UPB of mortgage loans repurchased by PMT	$19,826	$15,791	$4,209
Less:
UPB of mortgage loans repurchased by correspondent lenders	15,764	7,553	2,673
UPB of mortgage loans repaid by borrowers	3,093	—	—

UPB of mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$969	$8,238	$1,536

Net losses (recoveries) charged (credited) to liability for representations and warranties (1)	$(158)	$123	$—

At end of year:
Unpaid principal balance of mortgage loans subject to representations and warranties	$41,842,601	$34,673,414	$25,652,972

Liability for representations and warranties	$20,171	$14,242	$10,110

(1)	Includes recoveries relating to settlements of expected losses received from correspondent lenders.

During the year ended December 31, 2015, we repurchased mortgage loans with UPBs totaling $19.8 million and recorded net recoveries of $158,000 compared to repurchases of $15.8 million and $4.2 million and net losses charged to representations and warranties against the liability of $123,000 and zero during 2014 and 2013. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the selling correspondent lenders. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses to increase.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender and other external conditions that may change over the lives of the underlying loans. Our representations and warranties do not expire; therefore, we may be required to incur losses related to such representations and warranties several years after the date of the sale of mortgage loans.

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

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of loans from those lenders. The increase in fees during 2015 as compared to 2014 is reflective of the increase in the volume of mortgage loans we purchased during 2015 as compared to 2014. The increase in fees during 2014 as compared to 2013 is due to the introduction of a new delivery fee during 2014, partially offset by reductions in other fees due to the decrease in the volume of mortgage loans we purchased during 2014 as compared to 2013.

Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net gain (loss) on investments:
From nonaffiliates:
Mortgage-backed securities	$(5,224)	$10,416	$365
Mortgage loans at fair value	81,133	215,483	209,378
Mortgage loans held in a VIE	(10,663)	27,768	(6,300)
CRT Agreements	593	—	—
Asset-backed financings of VIEs at fair value	4,260	(8,459)	2,279
Agency debt security	—	—	1,725
Hedging derivatives	(19,353)	(22,565)	(2,112)

	50,746	222,643	205,335
From PFSI - Excess servicing spread	3,239	(20,834)	2,423

	$53,985	$201,809	$207,758

The decrease in net gain on investments in 2015 as compared to 2014 was caused primarily by reduced gains in our credit-sensitive investments, primarily from our mortgage loans at fair value, which reflects the effects of slower appreciation in the fair value of such mortgage loans as a result of slower appreciation in the fair value of the real estate collateralizing such loans during 2015 as compared to 2014 and continued seasoning of our portfolio of distressed mortgage loans. These reduced gains were compounded by losses in our interest rate sensitive investments, primarily from our MBS and mortgage loans held in a VIE, during 2015 as compared to 2014 resulting from increasing interest rates during 2015.

The decrease in net gain on investments in 2014 as compared to 2013 was caused primarily by losses recognized on our investment in ESS and asset-backed financing which reflects the effects of decreasing mortgage interest rates throughout 2014 and growth in our investment in ESS. These reductions were partially offset by an increase in net gain on mortgage loans at fair value resulting from a 49% increase in the average balance of mortgage loans at fair value accompanied by slower appreciation in the fair value of such mortgage loans as a result of slower appreciation in the fair value of the real estate collateralizing such loans during 2014 as compared to 2013.

Mortgage-Backed Securities

During the year ended December 31, 2015, we recognized net valuation losses on MBS of $5.2 million. The losses we recorded reflect the effects of increasing mortgage interest rates throughout 2015, which negatively impact the fair value of MBS.

During the year ended December 31, 2014, we recognized net valuation gains on MBS of $10.4 million. The gains we recorded arose due to decreases in market yields on MBS during the period after we purchased the securities.

During the year ended December 31, 2013, we recognized net gains on MBS of $365,000. The gains we recorded resulted from an Agency debt security that we purchased and sold during 2013. These gains were partially offset by losses from increases in market yields on MBS during the period after we purchased the securities during 2013.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $3.2 million for the year ended December 31, 2015 compared to valuation losses of $20.8 million for the year ended December 31, 2014. Mortgage interest rates increased throughout 2015 causing our estimate of future prepayments to decrease as compared to 2014, resulting in an increase in fair value. The effect of this increase in fair value was compounded by growth in our investment in ESS. Our average investment in ESS increased from $168.1 million for the year ended December 31, 2014 to $340.5 million for the year ended December 31, 2015.

Mortgage Loans at Fair Value

Net gains on mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Valuation changes:
Performing loans	$19,850	$67,035	$37,566
Nonperforming loans	51,138	122,500	143,425

	70,988	189,535	180,991
Gain on payoffs	10,224	22,166	28,387
Gain (loss) on sales	(79)	3,782	—

	$81,133	$215,483	$209,378

Average portfolio balance	$2,231,259	$2,121,806	$1,660,866

Because we have elected to record our mortgage loans and mortgage loans under forward purchase agreements at fair value, a substantial portion of the income we record with respect to such loans results from changes in fair value. Valuation changes amounted to $71.0 million, $189.5 million and $181.0 million in the years ended December 31, 2015, 2014 and 2013, respectively. Cash is generated when mortgage loans and mortgage loans under forward purchase agreements are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan. However, the modification generally may not result in an immediate increase in the loan’s fair value. As a result, the interest income we recognize is generally offset by a valuation loss. Valuation gains on mortgage loans with capitalized interest generally accrue as the borrower demonstrates performance in the periods following the capitalization. During the year ended December 31, 2015, we capitalized interest totaling $57.8 million compared to $66.9 million for the year ended December 31, 2014 and $43.5 million for the year ended December 31, 2013.

During 2015, our gains from performing mortgage loans decreased. Fewer of our nonperforming loans were modified, resulting in reduced gains on such mortgage loans. Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Gains on nonperforming mortgage loans decreased during 2015 as compared to 2014. During 2015, the rate of appreciation in the residential real estate market was similar to 2014. However, as our investment in such assets season, an increasing portion of the mortgage loans remaining in our investment portfolio are progressing to resolution at a slower rate than was experienced in 2014.

During the years ended December 31, 2015, 2014 and 2013, we recognized gains on mortgage loan payoffs as summarized below:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Number of loans	871	1,135	1,343
Unpaid principal balance	$219,754	$310,422	$355,766
Gain recognized at payoff	$10,224	$22,166	$28,387

Gains on sales of distressed mortgage loans are summarized below:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Number of loans	37	1,682	—
Unpaid principal balance	$5,843	$393,609	$—
(Loss) gain recognized at sale	$(79)	$3,782	$—

We recognize valuation gains to reflect the commitment price of the mortgage loans subject to the mortgage loan sale at the time we enter into the commitment to sell such loans. Therefore, the gain recognized on sale of mortgage loans reflects the difference between proceeds from sale of the mortgage loans and the commitment price of sale.

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

The following tables present a summary of loan modifications completed:

	Year ended December 31,
	2015		2014		2013
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	685	$179,169	1,183	$285,791	1,064	$226,945
Term extension	805	$213,710	1,318	$326,660	1,024	$220,678
Capitalization of interest and fees	952	$250,869	1,703	$419,189	1,563	$339,350
Principal forbearance	201	$60,208	539	$166,342	323	$83,613
Principal reduction	519	$140,340	837	$215,340	825	$192,919
Total (1)	952	$250,869	1,705	$419,689	1,564	$339,609

Defaults of mortgage loans modified in the prior year period		$50,838		$46,944		$28,290
As a percentage of balance of loans before modification		16%		25%		21%

Defaults during the period of mortgage loans modified since acquisitions(3)		$71,174		$56,136		$35,882
As a percentage of balance of loans before modification		15%		26%		18%
Repayments and sales of mortgage loans modified in the prior year period		$12,879		$102,684		$22,456
As a percentage of balance of loans before modification		3%		30%		13%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above on the terms of the loans modified:

	Year ended December 31,
	2015		2014		2013
	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$264	$278	$246	$249	$217	$215
Remaining term (months)	327	437	325	415	311	421
Interest rate	5.21%	3.42%	5.39%	3.62%	5.77%	3.97%
Forbeared principal	$—	$9,606	$—	$13,355	$—	$7

Net Loan Servicing Fees

Our correspondent production activity is the primary source of our mortgage loan servicing portfolio. When we sell mortgage loans, we generally enter into a contract to service the mortgage loans and recognize the fair value of such contracts as MSRs. Under these contracts, we are required to perform mortgage loan servicing functions in exchange for fees and the right to other compensation. The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting mortgage loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net loan servicing fees are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Servicing fees (1)	$102,147	$80,008	$54,724
MSR recapture fee receivable from PFSI	787	9	709
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(43,982)	(31,911)	(26,241)
(Provision for) reversal of impairment	(3,229)	(5,138)	4,970
Gain on sale	187	46	—
Carried at fair value – change in fair value	(7,072)	(16,648)	616
Gains (losses) on hedging derivatives	481	11,527	(1,987)

	(53,615)	(42,124)	(22,642)

Net loan servicing fees	$49,319	$37,893	$32,791

Average servicing portfolio	$38,450,379	$30,720,168	$19,634,411

(1)	Includes contractually specified servicing and ancillary fees.

Net loan servicing fees increased $11.4 million, or 30%, during 2015, as compared to 2014. The increase was primarily due to a $22.1 million, or 28%, increase in servicing fees, offset by an $11.5 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to a 25% increase in our average servicing portfolio. The increase in the effect of MSRs on net loan servicing fees was primarily a result of amortization and change in fair value from the realization of cash flows resulting from growth in our average servicing portfolios, partially offset by a reduction in the provision for impairment as a result of the effect of increasing interest rates on the expected life of the mortgage loans subject to MSRs.

Net loan servicing fees increased $5.1 million during 2014, as compared to 2013. The increase was primarily due to a $25.3 million, or 46%, increase in servicing fees, offset by a $19.5 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to a 44% increase in our average servicing portfolio. The increase in provision for impairment and change in fair value net of hedging gains during 2014 as compared to 2013 reflects the different interest rate environments between the years. During 2014, interest rates were generally decreasing, whereas during most of 2013, interest rates were increasing. Decreasing interest rates generally encourage increased refinancing activity which negatively affects the life and therefore value of MSRs, while increasing interest rates generally discourage refinancing activity.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during 2015 of $787,000 compared to $9,000 during 2014 and $709,000 during 2013.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net loan servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income.

We account for MSRs at either our estimate of the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of estimated amortized cost or fair value based on the class of MSR. We have identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Our subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by mortgage loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

Our MSRs are summarized by the basis on which we account for the assets below:

	December 31, 2015	December 31, 2014
	(in thousands)
MSRs carried at fair value	$66,584	$57,358

MSR carried at lower of amortized cost or fair value:
Amortized cost	$404,101	$308,137
Valuation allowance	(10,944)	(7,715)

Carrying value	$393,157	$300,422

Fair value	$424,154	$322,230

Total MSR:
Carrying value	$459,741	$357,780

Fair value	$490,738	$379,588

Unpaid principal balance of mortgage loans underlying MSRs	$42,300,338	$34,285,473

Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.90%	3.80%
MSRs carried at fair value	4.73%	4.78%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the years ended December 31, 2015, 2014 and 2013, we recorded net losses of $19.2 million, $32.5 million and $13.5 million, respectively, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Year ended December 31
	2015	2014	2013
	(dollars in thousands)
During the year:
Proceeds from sales of REO	$240,833	$189,832	$121,576
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(40,432)	(46,255)	(24,114)
Gain on sale, net	21,255	13,804	10,623

	$(19,177)	$(32,451)	$(13,491)

Number of properties sold	1,773	1,837	1,105
Average carrying value of REO	$329,342	$232,691	$99,972

Year end:
Carrying value	$341,846	$303,228	$148,080
Number of properties in inventory	1,618	1,706	1,069

The decrease in losses from REOs during 2015 as compared to 2014 was due to the recognition of a larger gain realized on the sale of the properties and lower downward valuation adjustments due to better execution of REO property sales versus original estimates and less unfavorable estimates of home values during the REO holding period. The increase in valuation adjustments in 2014 as compared to 2013 reflects the growth in our average investment in REO. We recognize valuation losses on properties where decreases in fair value are indicated but are generally unable to record fair value increases until the date of sale of properties.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Expenses payable to PFSI:
Loan fulfillment fees	$58,607	$48,719	$79,712
Loan servicing fees	46,423	52,522	39,413
Management fees	24,194	35,035	32,410
Mortgage loan collection and liquidation expenses	10,408	6,892	1,861
Compensation	7,366	8,328	7,914
Professional services	7,306	8,380	8,373
Other (1)	21,157	17,401	21,200

	$175,461	$177,277	$190,883

(1)	For the year ended December 31, 2015, in accordance with the terms of our management agreement, PCM provided us discretionary waivers of $1.6 million of overhead expenses that otherwise would have been allocable to us. On December 15, 2015, we amended our management agreement to provide that the total costs and expenses incurred by our Manager in any quarter and reimbursable by us is capped at an amount equal to the quotient of (i) the product of (A) 70 basis points (0.0070), multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by (ii) four (4).

Expenses decreased $1.8 million, or 1%, during the year ended December 31, 2015 compared to the year ended December 31, 2014 due to lower mortgage loan servicing fees reflecting a decrease in activity-based fees from less modification activity and decreased management fees from lower net income, partially offset by increased mortgage loan fulfillment fees reflecting increased correspondent production activities.

Expenses decreased $13.6 million, or 7%, during the year ended December 31, 2014, compared to the year ended December 31, 2013. This decrease was primarily a result of lower fulfillment fees, reflecting decreased correspondent activities, partially offset by increased servicing fees reflecting growth in both our investments in mortgage loans at fair value and our MSR portfolio.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
Fulfillment fee expense	$58,607	$48,719	$79,712
UPB of mortgage loans fulfilled by PLS	$14,014,603	$11,476,448	$15,225,153
Average fulfillment fee rate (in basis points)	42	42	52

Loan fulfillment fees increased in the year ended December 31, 2015 by $9.9 million primarily due to the increase in the volume of Agency-eligible mortgage loans that we purchased in our correspondent production activities.

Loan fulfillment fees decreased in the year ended December 31, 2014 by $31.0 million primarily due to the decrease in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities and a combination of contractual and discretionary reductions in the fulfillment fee rate charged by PLS.

Loan Servicing Fees

Loan servicing fees decreased by $6.1 million, or 12%, to $46.4 million in 2015, as compared to $52.5 million in 2014. Loan servicing fees increased by $13.1 million, or 33%, to $52.5 million in 2014 as compared to $39.4 million in 2013. During the year ended December 31, 2015, our average investment in mortgage loans at fair value increased by 3%, compared to increases of 49% and 91% during the years ended December 31, 2014 and 2013, respectively. Our servicing portfolio increased to $42.3 billion in 2015 from $34.3 billion in 2014 and $25.8 billion in 2013. Included in loan servicing fees are activity-based fees, which decreased by $6.8 million, or 34%, during 2015 as compared to 2014 primarily as a result of reduced activity-based fees on distressed mortgage loans resulting from reduced loan modification and resolution activity as compared to 2014. Activity-based fees increased $13.1 million, or 61%, during 2014 as compared to 2013 due to an increase in loan resolution activities.

We amended our servicing agreement with PLS effective January 1, 2014, to limit the supplemental servicing fees we pay PLS with respect to non-distressed subserviced mortgage loans to no more than $700,000 per quarter. This supplemental servicing fee was eliminated, effective as of September 1, 2015. During the years ended December 31, 2015, 2014 and 2013, we paid PLS $2.1 million, $2.8 million and $944,000, respectively in supplemental servicing fees relating to our MSR servicing portfolio. Supplemental servicing fees are a component of the total base servicing fee and compensate PLS for providing certain services that are atypical for servicers to provide but required for us because we have no staff or infrastructure.

Loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$260	$103	$262
Activity-based	371	149	300

	631	252	562

Mortgage loans at fair value:
Distressed mortgage loans
Base	16,123	18,953	16,458
Activity-based	12,437	19,608	11,814

	28,560	38,561	28,272

Mortgage loans held in VIE
Base	125	110	—
Activity-based	—	—	—

	125	110	—

MSRs:
Base	16,786	13,405	10,274
Activity-based	321	194	305

	17,107	13,599	10,579

	$46,423	$52,522	$39,413

Average investment in:
Mortgage loans acquired for sale at fair value	$1,143,232	$573,256	$899,971
Distressed mortgage loans	$2,231,259	$2,121,806	$1,660,866
Mortgage loans held in a VIE	$494,655	$533,480	$135,667
Average mortgage loan servicing portfolio	$38,450,379	$30,720,168	$19,634,411

Management Fees

The components of our management fee payable to PCM are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Base	$22,851	$23,330	$19,644
Performance incentive	1,343	11,705	12,766

	$24,194	$35,035	$32,410

Management fees decreased by $10.8 million and increased by $2.6 million during the years ended December 31, 2015 and 2014, respectively. The decrease in management fees during 2015 as compared to 2014 reflects the decreased performance incentive fee, which reflects our reduced financial performance over the four-quarter period for which incentive fees are calculated, and decreased base management fees from lower shareholders’ equity during 2015 as compared to 2014. The increase in management fees in 2014 as compared to 2013 reflects the effect of the growth in shareholders’ equity on the base management fee we pay to PCM, partially offset by lower performance incentive fees from a decrease in income in 2014 as compared to 2013.

Effective February 1, 2013, the management agreement was amended to adjust the basis on which both the base management fee and performance incentive fee are determined. Specifically, we amended:

•	The base management fee rate from 1.5% per year of average shareholders’ equity to a base management fee schedule based on tiered management fee rates beginning with a rate of 1.5% per year of average shareholders’ equity for the first $2.0 billion of average shareholders’ equity and reduced rates as the balance of shareholders’ equity increases. Throughout our history, our shareholders’ equity has not reached a level that would have resulted in a reduced base management fee rate.

•	The definition of “net income” for purposes of determining the performance incentive fee to net income as determined in compliance with GAAP. Previously, “net income” for purposes of determining the performance incentive fee began with net income as determined in compliance with GAAP and made adjustments for non-cash gains and losses included in our income. As a result of this change, we recognized $12.8 million in performance incentive fees during the year ended December 31, 2013.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Mortgage loan collection and liquidation expenses

Mortgage loan collection and liquidation expenses increased $3.5 million during 2015 as compared to 2014 and $5.0 million during 2014 as compared to 2013 due to increased litigation and other foreclosure costs on distressed mortgage loans. As distressed mortgage loans continue to age, we expect to incur increased costs related to the ongoing preservation of our interests in nonperforming loans.

Professional Services

Professional service expense decreased $1.1 million during 2015 as compared to 2014 primarily due to lower expenses for legal and other professional fees. Professional service expense increased $7,000 during 2014 as compared to 2013 primarily due to increased servicing and collection costs associated with the administration and sale of reperforming distressed loans, partially offset by decreased expenses associated with certain of our production activities and securitization expenses relating to transactions in 2013 which did not occur during 2014.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Common overhead allocation from PFSI (1)	$10,742	$10,477	$10,423
Loan origination	4,686	2,638	4,584
Insurance	1,304	989	890
Technology	1,279	984	826
Securitization	—	(150)	1,742
Other expenses	3,146	2,463	2,735

	$21,157	$17,401	$21,200

(1)	For the year ended December 31, 2015, in accordance with the terms of our management agreement, PCM provided us discretionary waivers of $1.6 million of overhead expenses that otherwise would have been allocable to us. On December 15, 2015, we amended our management agreement to provide that the total costs and expenses incurred by our Manager in any quarter and reimbursable by us is capped at an amount equal to the quotient of (i) the product of (A) 70 basis points (0.0070), multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by (ii) four (4).

Other expenses increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 by $3.8 million primarily due to increased loan origination costs from an increase in the volume of mortgage loan originations produced through our correspondent production activities.

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

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
Year ended December 31, 2015	U.S. GAAP net income	GAAP/Tax differences	Total Taxable income (loss)	Taxable subsidiaries	REIT
	(in thousands)
Net investment income
Net interest income (expense)	$76,637	$38,411	$115,048	$(4,837)	$119,885
Net gain (loss) on mortgage loans acquired for sale	51,016	(147,587)	(96,571)	(96,571)	—
Loan origination fees	28,702	(224)	28,478	28,478	—
Net gain on investments	53,985	(12,048)	41,937	16,558	25,379
Net loan servicing fees	49,319	148,892	198,211	198,211	—
Results of real estate acquired in settlement of loans	(19,177)	3,730	(15,447)	(15,447)	—
Other	8,283	—	8,283	2,079	6,204

Net investment income	248,765	31,174	279,939	128,471	151,468

Expenses	175,461	(14)	175,447	138,170	37,277
REIT dividend deduction	—	113,316	113,316	—	113,316

Total expenses and dividend deduction	175,461	113,302	288,763	138,170	150,593

Income (loss) before provision for income taxes	73,304	(82,128)	(8,824)	(9,699)	875
(Benefit) provision for income taxes	(16,796)	17,671	875	—	875

Net income (loss)	$90,100	$(99,799)	$(9,699)	$(9,699)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items:

	December 31, 2015	December 31, 2014
	(in thousands)
Assets
Cash	$58,108	$76,386
Investments:
Short-term investments	41,865	139,900
Mortgage-backed securities	322,473	307,363
Mortgage loans acquired for sale at fair value	1,283,795	637,722
Mortgage loans at fair value	2,555,788	2,726,952
Excess servicing spread	412,425	191,166
Derivative assets	10,085	11,107
Real estate acquired in settlement of loans	341,846	303,228
Real estate held for investment	8,796	—
Mortgage servicing rights	459,741	357,780

	5,436,814	4,675,218
Other	332,002	145,654

Total assets	$5,826,924	$4,897,258

Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,128,780	$2,749,249
Federal Home Loan Bank advances	183,000	—
Note payable	236,015	—
Asset-backed financing of a VIE at fair value	247,690	165,920
Exchangeable senior notes	245,054	244,079
Note payable to PennyMac Financial Services, Inc.	150,000	—

	4,190,539	3,159,248
Other liabilities	140,272	159,838

Total liabilities	4,330,811	3,319,086
Shareholders’ equity	1,496,113	1,578,172

Total liabilities and shareholders’ equity	$5,826,924	$4,897,258

Total assets increased by approximately $929.7 million, or 19%, during the year ended December 31, 2015, primarily due to an increase in mortgage loans acquired for sale at fair value, ESS, MSRs and other assets of $646.1 million, $221.3 million, $102.0 million and $186.3 million, respectively. These increases were partly offset by a $171.2 million decrease in mortgage loans at fair value. Our acquisitions are summarized below.

Asset Acquisitions

Correspondent Production

Following is a summary of our correspondent lending acquisitions:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$31,945,396	$16,523,216	$16,068,253
Agency-eligible	14,360,888	11,474,345	15,358,372
Jumbo	117,714	383,854	582,996
Commercial loans	14,811	—	—

	$46,438,809	$28,381,415	$32,009,621

UPB of correspondent mortgage loan purchases	$44,357,875	$27,147,444	$30,949,758
Gain on mortgage loans acquired for sale	$51,016	$35,647	$98,669
Fair value of correspondent loans in inventory at year end pending sale to:
PFSI	$669,288	$209,325	$112,360
Nonaffiliates	614,507	428,397	345,777

	$1,283,795	$637,722	$458,137

During 2015, we purchased for sale $46.4 billion in fair value of correspondent production loans compared to $28.4 billion in fair value of correspondent production loans during 2014 and $32.0 billion during 2013. The increase in correspondent purchases during 2015 as compared to 2014 is a result of an increase in our overall mortgage loan origination market share from the continued growth of our correspondent network. The decrease in correspondent purchases during 2014 as compared to 2013 is a result of the effect of the rising interest rate environment through most of 2013 on the demand for mortgage loans during 2014, partly offset by the impact of the continued growth of our correspondent network.

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

Investment Portfolio

Following is a summary of our acquisitions of mortgage investments other than correspondent production acquisitions as shown in the preceding table:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
MBS	$84,828	$185,972	$199,558
Agency debt security	—	—	12,000
Distressed mortgage loans(1)(2)
Performing	—	735	63,783
Nonperforming	241,981	553,869	1,242,778

	241,981	554,604	1,306,561
REO(2)	—	3,117	120
Restricted cash relating to CRT Agreements	147,000	—	—
MSRs purchased and received in mortgage loan sales	156,809	121,333	184,451
ESS purchased from PFSI	271,554	99,728	139,028

	$902,172	$964,754	$1,841,718

(1)	Performance status as of the date of acquisition.
(2)	$26.8 million and $443.2 million of our distressed asset purchases during the years ended December 31, 2014 and 2013, respectively, were acquired from or through one or more subsidiaries of Citigroup Inc.

Our acquisitions during the years ended December 31, 2015, 2014 and 2013 were financed through the use of a combination of equity and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

The securities we hold as investments consist of Fannie Mae and Freddie Mac MBS backed by 30-year fixed-rate mortgage loans and non-Agency prime jumbo MBS.

	December 31, 2015					December 31, 2014
			Average					Average
	Fair value	Principal	Life (in years)	Coupon	Market yield	Fair value	Principal	Life (in years)	Coupon	Market yield
	(dollars in thousands)
Agency:
Freddie Mac	$154,697	$150,099	7.37	3.50%	3.00%	$139,577	$133,964	6.46	3.50%	2.70%
Fannie Mae	70,453	68,215	7.43	3.50%	2.95%	55,941	53,559	7.13	3.50%	2.73%

	225,150	218,314				195,518	187,523
Non-Agency prime jumbo	97,323	98,337	4.90	3.45%	3.60%	111,845	111,270	4.77	3.49%	3.31%

	$322,473	$316,651				$307,363	$298,793

Mortgage Loans

The relationship of the fair value of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value) and of the real estate collateral underlying the loans is summarized below:

	December 31, 2015		December 31, 2014
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$877,438	$1,134,560	$664,266	$938,774
Nonperforming loans	1,222,956	1,702,548	1,535,317	2,139,590

	$2,100,394	$2,837,108	$2,199,583	$3,078,364

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value):

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan type	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Fixed	$417,658	48%	4.35%	$481,325	39%	5.62%	$322,704	49%	4.81%	$653,313	43%	5.88%
ARM/Hybrid	160,051	18%	3.33%	696,802	57%	4.80%	127,405	19%	3.28%	846,282	55%	5.01%
Interest rate step-up	299,569	34%	2.28%	44,829	4%	2.25%	213,999	32%	2.29%	34,854	2%	2.30%
Balloon	160	0%	1.97%	—	0%	0.00%	158	0%	1.97%	868	0%	5.16%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Lien position	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
1st lien	$876,748	100%	3.43%	$1,222,816	100%	5.01%	$663,686	100%	3.67%	$1,535,139	100%	5.30%
2nd lien	690	0%	4.28%	140	0%	8.47%	580	0%	4.53%	178	0%	8.72%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Occupancy	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Owner occupied	$685,801	78%	3.49%	$666,257	55%	4.99%	$524,833	79%	3.78%	$926,637	60%	5.21%
Investment property	188,659	22%	3.20%	555,531	45%	5.03%	137,347	21%	3.27%	607,086	40%	5.45%
Other	2,978	0%	4.17%	1,168	0%	5.69%	2,086	0%	4.22%	1,594	0%	5.44%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Loan age	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 12 months	$55	0%	3.18%	$—	0%	0.00%	$167	0%	4.51%	$—	0%	4.63%
12 - 35 months	24,331	3%	4.24%	—	0%	0.00%	401	0%	4.01%	38	0%	3.86%
36 - 59 months	4,131	0%	3.22%	2,083	0%	3.43%	18,061	3%	3.67%	22,136	1%	3.31%
60 months or more	848,921	97%	3.41%	1,220,873	100%	5.01%	645,637	97%	3.67%	1,513,143	99%	5.34%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Origination FICO score	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 600	$200,856	23%	3.77%	$203,493	17%	5.01%	$166,135	25%	4.14%	$249,049	16%	5.52%
600-649	158,654	18%	3.58%	237,879	19%	4.88%	133,681	20%	3.90%	263,560	17%	5.33%
650-699	216,648	25%	3.33%	370,178	30%	5.03%	167,970	25%	3.61%	455,709	30%	5.32%
700-749	210,329	24%	3.15%	301,417	25%	5.09%	143,759	22%	3.14%	408,162	27%	5.22%
750 or greater	90,951	10%	3.24%	109,989	9%	5.06%	52,721	8%	3.17%	158,837	10%	5.06%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Current loan-to-value (1)	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Less than 80%	$250,154	29%	4.09%	$309,945	25%	5.07%	$143,964	22%	4.37%	$297,061	19%	5.30%
80% - 99.99%	225,574	26%	3.53%	317,076	26%	4.91%	168,140	25%	3.73%	389,938	25%	5.36%
100% - 119.99%	190,336	22%	3.26%	291,866	24%	5.07%	204,820	31%	3.53%	382,264	26%	5.23%
120% or greater	211,374	23%	2.97%	304,069	25%	5.00%	147,342	22%	3.37%	466,054	30%	5.33%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Geographic distribution	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
California	$260,103	30%	3.20%	$201,717	16%	4.06%	$188,307	28%	3.06%	$293,219	19%	4.50%
New York	99,081	11%	3.07%	293,277	24%	5.58%	61,785	9%	3.48%	321,176	21%	5.76%
Florida	61,999	7%	3.15%	126,705	10%	5.43%	47,890	7%	3.54%	167,722	11%	5.79%
New Jersey	47,939	5%	2.84%	167,020	14%	5.25%	31,698	5%	3.03%	195,648	13%	5.54%
Other	408,316	47%	4.08%	434,237	36%	4.86%	334,586	51%	4.14%	557,552	36%	5.20%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

	December 31, 2015						December 31, 2014
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
Payment status	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate	Fair value	% total	Average note rate
	(dollars in thousands)
Current	$691,925	79%	3.34%	$—	0%	0.00%	$477,773	72%	3.53%	$—	0%	0.00%
30 days delinquent	131,098	15%	3.73%	—	0%	0.00%	114,179	17%	4.16%	—	0%	0.00%
60 days delinquent	54,415	6%	3.78%	—	0%	0.00%	72,314	11%	3.88%	—	0%	0.00%
90 days or more	—	0%	0.00%	—	0%	0.00%		0%	0.00%	—	0%	0.00%
delinquent	—	0%	0.00%	459,060	38%	4.48%	—	0%	0.00%	608,144	40%	4.76%
In foreclosure	—	0%	0.00%	763,896	62%	5.33%	—	0%	0.00%	927,173	60%	5.66%

	$877,438	100%	3.43%	$1,222,956	100%	5.01%	$664,266	100%	3.68%	$1,535,317	100%	5.31%

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

Following is a summary of the key inputs we use in the valuation of our mortgage loans using “Level 3” inputs:

	Range (Weighted average)
Key inputs	December 31, 2015	December 31, 2014
Discount rate
Range	2.5% – 15.0%	2.3% – 15.0%
Weighted average	7.1%	7.7%
Twelve-month projected housing price index change
Range	1.5% – 5.1%	4.0% – 5.3%
Weighted average	3.6%	4.8%
Prepayment speed (1)
Range	0.1% – 9.6%	0.0% – 6.5%
Weighted average	3.7%	3.1%
Total prepayment speed (2)
Range	0.5% – 27.2%	0.0% – 27.9%
Weighted average	19.6%	21.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

We monitor and value our investments in pools of distressed mortgage loans by payment status of the loans. Most of the measures we use to value and monitor the loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level. The characteristics of the individual loans, such as loan size, loan-to-value ratio and current delinquency status, can vary widely within a pool.

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.7% at December 31, 2014 to 7.1% at December 31, 2015 because the proportion of performing loans, valued at lower discount rates, increased throughout 2015.

The weighted average twelve-month projected housing price index (“HPI”) change used in the valuation of our portfolio of mortgage loans at fair value decreased from 4.8% at December 31, 2014 to 3.6% at December 31, 2015 due to moderating forecasts for real estate price appreciation.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased from 21.6% at December 31, 2014 to 19.6% at December 31, 2015, due to lower expectations of prepayment speeds on certain mortgage loans that have seasoned in our portfolio and a greater proportion of performing loans with lower expected total prepayment speeds.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by attribute as of the dates presented:

	December 31, 2015		December 31, 2014
Property type	Carrying Value	% total	Carrying Value	% total
	(dollars in thousands)
1 - 4 dwelling units	$249,340	73%	$212,728	70%
Planned unit development	54,404	16%	51,124	17%
Condominium/Co-op	35,593	10%	31,948	11%
5+ dwelling units	2,509	1%	7,428	2%

	$341,846	100%	$303,228	100%

	December 31, 2015		December 31, 2014
Geographic distribution	Carrying Value	% total	Carrying Value	% total
	(dollars in thousands)
California	$76,222	22%	$85,213	28%
Florida	58,924	17%	47,421	16%
New Jersey	36,394	11%	*	*
Maryland	30,763	9%	34,427	11%
New York	27,300	8%	*	*
Illinois	21,029	6%	14,963	5%
Other	91,214	27%	121,204	40%

	$341,846	100%	$303,228	100%

*	Not included in the states representing the largest percentages as of the date presented.

Following is a summary of the status of our portfolio of acquisitions by quarter acquired:

	Acquisitions for the quarter ended
	September 30, 2015		June 30, 2015		March 31, 2015
	At	December 31	At	December 31	At	December 31
	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$0.0	$0.0	$0.0	$0.0	$310.2	$277.7
Pool factor (1)	—	—	—	—	1.00	0.90
Collection status:
Delinquency
Current	0.0%	0.0%	0.0%	0.0%	1.8%	12.8%
30 days	0.0%	0.0%	0.0%	0.0%	0.3%	1.1%
60 days	0.0%	0.0%	0.0%	0.0%	0.1%	0.9%
over 90 days	0.0%	0.0%	0.0%	0.0%	66.7%	26.9%
In foreclosure	0.0%	0.0%	0.0%	0.0%	31.1%	44.9%
REO	0.0%	0.0%	0.0%	0.0%	0.0%	13.3%

	Acquisitions for the quarter ended
	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
	At	December 31	At	December 31	At	December 31	At	December 31
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$330.8	$296.4	$0.0	$0.0	$37.9	$31.2	$439.0	$338.8
Pool factor (1)	1.00	0.90	—	—	1.00	0.82	1.00	0.77
Collection status:
Delinquency
Current	1.6%	23.1%	0.0%	0.0%	0.7%	31.9%	6.2%	18.2%
30 days	1.6%	4.5%	0.0%	0.0%	0.6%	5.3%	0.7%	2.5%
60 days	7.1%	3.2%	0.0%	0.0%	1.4%	1.1%	0.7%	1.1%
over 90 days	52.7%	30.4%	0.0%	0.0%	59.0%	33.7%	37.5%	16.0%
In foreclosure	36.9%	31.2%	0.0%	0.0%	38.2%	20.0%	53.8%	46.7%
REO	0.0%	7.5%	0.0%	0.0%	0.0%	8.0%	1.1%	15.5%

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	December 31	At	December 31	At	December 31	At	December 31
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$507.3	$383.6	$929.5	$596.5	$397.3	$262.0	$366.2	$189.2
Pool factor (1)	1.00	0.76	1.00	0.64	1.00	0.66	1.00	0.52
Collection status:
Delinquency
Current	1.4%	16.9%	0.8%	23.9%	4.8%	32.4%	1.6%	46.8%
30 days	0.2%	1.5%	0.3%	3.4%	7.4%	7.7%	1.5%	8.9%
60 days	0.0%	0.8%	0.7%	2.0%	7.6%	3.9%	3.5%	5.4%
over 90 days	38.3%	16.0%	58.6%	17.7%	45.3%	17.1%	82.2%	16.0%
In foreclosure	60.0%	46.6%	39.6%	33.0%	34.9%	24.4%	11.2%	13.6%
REO	0.0%	18.2%	0.0%	19.9%	0.0%	14.6%	0.0%	9.2%

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
	At	December 31	At	December 31	At	December 31	At	December 31
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$290.3	$141.0	$357.2	$149.9	$402.5	$129.8	$0.0	$0.0
Pool factor (1)	1.00	0.49	1.00	0.42	1.00	0.32	—	—
Collection status:
Delinquency
Current	3.1%	35.6%	0.0%	27.9%	45.0%	40.5%	0.0%	0.0%
30 days	1.3%	9.4%	0.0%	4.1%	4.0%	11.3%	0.0%	0.0%
60 days	5.4%	5.8%	0.1%	0.9%	4.3%	4.3%	0.0%	0.0%
over 90 days	57.8%	14.3%	49.1%	18.5%	31.3%	19.2%	0.0%	0.0%
In foreclosure	32.4%	19.5%	50.8%	27.6%	15.3%	18.3%	0.0%	0.0%
REO	0.0%	15.4%	0.0%	21.0%	0.1%	6.4%	0.0%	0.0%

	Acquisitions for the quarter ended
	December 31, 2011		September 30, 2011		June 30, 2011		March 31, 2011
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2015	purchase	2015	purchase	2015	purchase	2015
	(dollars in millions)
Unpaid principal balance	$49.0	$23.5	$542.6	$133.4	$259.8	$77.7	$515.1	$136.2
Pool factor (1)	1.00	0.48	1.00	0.25	1.00	0.30	1.00	0.26
Collection status:
Delinquency
Current	0.2%	34.6%	0.6%	33.3%	11.5%	27.9%	2.0%	28.0%
30 days	0.1%	6.0%	1.3%	8.3%	6.5%	10.7%	1.9%	4.3%
60 days	0.2%	2.8%	2.0%	1.8%	5.2%	4.1%	3.9%	2.4%
over 90 days	70.4%	22.3%	22.6%	18.3%	31.2%	20.9%	25.9%	21.2%
In foreclosure	29.0%	22.9%	73.0%	21.3%	43.9%	23.0%	66.3%	30.6%
REO	0.0%	11.4%	0.4%	17.0%	1.7%	13.5%	0.0%	13.4%

(1)	Ratio of unpaid principal balance remaining to unpaid principal balance at acquisition.

Cash Flows

Our cash flows for the year ended December 31, 2015, 2014 and 2013 are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Operating	$(863,188)	$(366,036)	$(242,832)
Investing	11,502	27,972	(1,028,996)
Financing	833,408	387,039	1,265,483

Net cash flows	$(18,278)	$48,975	$(6,345)

Our cash flows resulted in a net decrease in cash of $18.3 million during the year ended December 31, 2015 as compared to a net increase in cash of $49.0 million during the year ended December 31, 2014. The decrease in net cash flows was due to cash used by our operating activities exceeding our cash provided by investing and financing activities.

Operating activities

Cash used by operating activities totaled $863.2 million, $366.0 million and $242.8 million during the years ended December 31, 2015, 2014 and 2013, respectively. The increases in cash flows used by operating activities are primarily due to continued growth in our inventory of mortgage loans acquired for sale from our correspondent production activities and the receipt of MSRs as a portion of the proceeds on sale of mortgage loans acquired for sale.

Investing activities

Net cash provided by investing activities was $11.5 million for the year ended December 31, 2015. This source of cash reflects sales and repayments of our investments in mortgage loans at fair value, MBS, ESS and REO of $663.6 million and a decrease in short-term investments of $98.0 million during 2015. Offsetting these cash inflows during 2015 were purchases of investments in mortgage loans at fair value, MBS and ESS of $598.4 million and deposits of cash collateral securing CRT Agreements of $147.4 million.

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

Net cash used by investing activities was $1.0 billion for the year ended December 31, 2013. This use of cash reflects the growth of our investment portfolio. We used cash to purchase MBS and an Agency debt security totaling $211.6 million, mortgage loans with fair values of $1.1 billion and ESS of $139.0 million during the year ended December 31, 2013. Offsetting these uses of cash were cash inflows from repayments of mortgage loans and sales of REO totaling $270.5 million and $121.5 million, respectively. We accomplished the 2013 acquisitions primarily through secondary equity offerings and the issuance of our Exchangeable Notes during the year.

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

Financing activities

Net cash provided by financing activities was $833.4 million for the year ended December 31, 2015, during which we (i) increased our borrowing capacities under assets sold under agreements to repurchase; (ii) entered into a new debt agreement with the Federal Home Loan Bank; and (iii) executed new financing agreements secured by our investments in MSRs and ESS. We increased our borrowings primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Net cash provided by financing activities was $387.0 million for the year ended December 31, 2014. We increased borrowings primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

Net cash provided by financing activities was $1.3 billion for the year ended December 31, 2013, during which we completed an underwritten offering of our common shares, increased borrowings through the issuance of the Exchangeable Notes with a maturity date of May 1, 2020, sold a portion of our securities backed by our investment in jumbo mortgage loans and increased borrowings in the form of sales of assets under agreements to repurchase. We increased borrowings primarily for the purpose of financing growth in our mortgage loans at fair value, inventory of mortgage loans acquired for sale and acquisition of MSRs through our loan sale activity. We also obtained non-cash financing through the use of forward purchase agreements to purchase pools of nonperforming loans amounting to $246.6 million in fair value. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing to provide us with future investing capacity.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, a mortgage loan participation and sale agreement, notes payable, and Federal Home Loan Bank advances. Copper Insurance, LLC, our wholly-owned captive insurance subsidiary, was previously granted membership with the Federal Home Loan Bank of Des Moines. However, this membership is expected to be terminated in approximately one year as a result of a rule that was recently finalized by the FHFA, pursuant to which captive insurers are no longer permitted to be members of Federal Home Loan Banks. In prior years we also made collateralized borrowings in the form of borrowings under forward purchase agreements. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	2015 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$2,814,424	$3,252,341	$3,172,806	$2,847,915
Maximum daily balance outstanding	$3,587,271	$4,160,814	$3,511,918	$3,860,671
Ending balance	$3,128,780	$2,864,032	$3,500,569	$3,562,109

	2014 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$2,462,497	$2,501,816	$2,253,127	$1,795,702
Maximum daily balance outstanding	$3,081,785	$2,815,572	$2,814,572	$2,079,090
Ending balance	$2,729,027	$2,416,047	$2,701,755	$1,886,710

	2013 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$1,725,759	$1,755,850	$1,385,350	$1,221,766
Maximum daily balance outstanding	$2,362,466	$2,736,873	$2,108,956	$1,619,022
Ending balance	$2,039,003	$1,978,651	$1,564,347	$1,614,866

The difference between the maximum and average daily amounts outstanding is due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business and timing of distressed loan acquisitions. The total facility size of our assets sold under agreements to repurchase was approximately $3.8 billion at December 31, 2015.

As discussed above, all of our repurchase agreements, forward purchase agreements and notes payable, and our mortgage loan participation and sale agreement, have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year and, in one instance, two years.

•	The transactions relating to mortgage loans under mortgage loan participation and sale agreement provide for terms of approximately one year.

•	The transactions relating to assets under notes payable provide for terms of approximately one year.

•	The transactions relating to mortgage loans under forward purchase agreements settled in full during the second quarter of the year ended December 31, 2014.

As of December 31, 2015, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

In addition to the financial covenants imposed upon us and our Servicer under our debt financing agreements, effective December 31, 2015, each of the Agencies has implemented new minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These minimum financial eligibility requirements are intended to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. Currently, we and our Servicer are required to comply with the following minimum financial eligibility requirements:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential mortgage loans serviced.

•	A tangible net worth/total assets ratio greater than or equal to 6%.

•	Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac, Fannie Mae and Ginnie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceed 6% of Agency Mortgage Servicing.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of December 31, 2015, we have not entered into any off-balance sheet arrangements or guarantees.

Contractual Obligations

As of December 31, 2015, we had contractual obligations comprised of borrowings totaling $4.2 billion.

All debt financing agreements that matured between December 31, 2015 and the date of this Report have been renewed or extended.

Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$970,067	$970,067	$—	$—	$—
Assets sold under agreements to repurchase	3,130,328	3,130,328	—	—	—
Federal Home Loan Bank advances	183,000	183,000	—	—	—
Notes payable	236,107	236,107	—	—	—
Note payable to PennyMac Financial Services, Inc.	150,000	150,000	—	—	—
Asset-backed financing of a VIE	247,690	—	—	—	247,690
Exchangeable senior notes	250,000	—	—	250,000	—
Interest expense on long term debt	454,114	22,295	44,008	286,461	101,350

Total	$5,621,306	$4,691,797	$44,008	$536,461	$349,040

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of December 31, 2015:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$373,474
Credit Suisse First Boston Mortgage Capital LLC	300,147
JPMorgan Chase & Co.	186,540
Bank of America, N.A.	56,826
Morgan Stanley Bank, N.A.	13,293
Daiwa Capital Markets America Inc.	7,639
BNP Paribas Corporate & Institutional Bank	3,817
Barclays Bank PLC	1,600

$943,336

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

Under our management agreement, our Manager is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf. On December 15, 2015, we amended our management agreement to provide that the total costs and expenses incurred by our Manager in any quarter and reimbursable by us is capped at an amount equal to the quotient of (i) the product of (A) 70 basis points (0.0070), multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by (ii) four (4).

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

The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgaged property has become REO. Presently, the base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are in foreclosure. The base servicing fee rate for REO is $75 per month. To the extent that we rent our REO under our REO rental program, we pay our Servicer an REO rental fee of $30 per month per REO and a property management fee in an amount equal to our Servicer’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if our Servicer provides property management services directly.

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

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans, our Servicer is entitled to a fulfillment fee based on the type of mortgage loan that we acquire and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that our Servicer may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage was funded.

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

In consideration for the mortgage banking services provided by our Servicer with respect to our acquisition of mortgage loans under our Servicer’s early purchase program, our Servicer is entitled to fees accruing (i) at a rate equal to $1,500 per annum, and (ii) in the amount of $35 for each mortgage loan that we acquire. In consideration for the warehouse services provided by our Servicer with respect to mortgage loans that we finance for our warehouse lending clients, with respect to each facility, our Servicer is entitled to fees accruing (i) at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 with respect to each mortgage loan that we finance thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, our Servicer shall only be entitled, with respect to any mortgage loan that becomes subject to both such agreements, to the $50 per mortgage loan fee provided under the warehouse lending agreement.

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

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from our Servicer the rights to receive certain ESS arising from MSRs acquired by our Servicer from banks and other third-party financial institutions. Our Servicer is generally required to service or subservice the related mortgage loans for the applicable agency or investor. To date, we have only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the specific terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

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

On December 19, 2014, we entered into a second master spread acquisition and MSR servicing agreement with our Servicer (the “12/19/14 Spread Acquisition Agreement”). The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

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

On April 30, 2015, we amended and restated a third master spread acquisition and MSR servicing agreement with our Servicer (the “4/30/15 Spread Acquisition Agreement”). The terms of the 4/30/15 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Ginnie Mae MSRs under the 4/30/15 Spread Acquisition Agreement.

To the extent our Servicer refinances any of the mortgage loans relating to the ESS we have acquired, the 4/30/15 Spread Acquisition Agreement also contains recapture provisions requiring that our Servicer transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 4/30/15 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, our Servicer is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 4/30/15 Spread Acquisition Agreement contains provisions that require our Servicer to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, our Servicer may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

In connection with our entry into the 4/30/15 Spread Acquisition Agreement, we were also required to amend and restate the terms of a Security and Subordination Agreement (the “Security Agreement”) with CSFB. Under the terms of the Security Agreement, we pledged to CSFB our rights under the 4/30/15 Spread Acquisition Agreement and our interest in any ESS purchased thereunder. The Security Agreement is required as a result of a separate repurchase agreement between our Servicer and CSFB (the “MSR Repo”), pursuant to which our Servicer finances Ginnie Mae MSRs and servicing advance receivables and pledges to CSFB all of its rights and interests in any Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and our Servicer. As a condition to permitting our Servicer to transfer to us the ESS relating to a portion of those pledged Ginnie Mae MSRs, CSFB requires such transfer to be subject to CSFB’s continuing lien on the ESS, the pledge and acknowledgement of which were effected pursuant to the Security Agreement. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 4/30/15 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement contains representations, warranties and covenants by us that are substantially similar to those contained in our other financing arrangements with CSFB. The Security Agreement also permits CSFB to liquidate our ESS along with the related MSRs to the extent there exists an event of default under the MSR Repo, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require our Servicer to either (i) repay in full the outstanding loan amount under the MSR Repo or (ii) repurchase the ESS from us at fair market value. To the extent our Servicer is unable to repay the loan under the MSR Repo or repurchase our ESS, an event of default would exist under the MSR Repo, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event our ESS is liquidated as a result of certain actions or inactions of our Servicer, we generally would be entitled to seek indemnity under the 4/30/15 Spread Acquisition Agreement.

Note Payable to our Servicer

In connection with the MSR Repo and the Security Agreement described above, we entered into an underlying loan and security agreement with our Servicer, dated as of April 30, 2015, pursuant to which we may borrow up to $150 million from our Servicer for the purpose of financing our investment in ESS (the “Underlying LSA”). In order to secure our borrowings, we pledge our ESS to our Servicer under the Underlying LSA, and our Servicer, in turn, re-pledges such ESS to CSFB under the MSR Repo.

The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged to our Servicer, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, we granted to our Servicer a security interest in all of our right, title and interest in, to and under the ESS pledged to secure the borrowings.

We have agreed with our Servicer in connection with the Underlying LSA that we are required to repay our Servicer the principal amount of borrowings plus accrued interest to the date of such repayment, and our Servicer, in turn, is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on our note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. We were also required to pay our Servicer a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by our Servicer to CSFB and allocable to the increase in the maximum loan amount under the MSR Repo resulting from the ESS financing.by PLS to CSFB and allocable to the increase in the maximum loan amount under the MSR Repo resulting from the ESS financing.

Borrowings of $150.0 million on the Underlying LSA were outstanding as of December 31, 2015, which are included in Note payable to PennyMac Financial Services, Inc. on our consolidated balance sheet.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of mortgage loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated mortgage loans. Our other market-risk assets are a substantial portion of our investments and are comprised of distressed mortgage nonperforming loans and MSRs. We believe that the fair values of MSRs also respond primarily to changes in the market interest rates for comparable mortgage loans. We believe that the fair values of our investment in distressed mortgage loans respond primarily to changes in the fair value of the real estate securing such loans.

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

Credit Risk

We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of residential mortgage loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics.

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

Market Value Risk

Our mortgage loans and MBS are reported at their fair values. The fair value of these assets fluctuates primarily based on whether the mortgage loans are distressed or whether the MBS are backed by distressed mortgage loans. Mortgage loans (along with any related recognized IRLCs) and MBS that are backed by performing mortgage loans are more sensitive to changes in market interest rates, while mortgage loans and MBS backed by distressed mortgage loans are more sensitive to changes in real estate values and other factors such as the credit performance relating to the loans underlying our investments and the effectiveness and servicing practices of the servicers associated with the properties securing such investment.

Generally, in an interest rate market where interest rates are rising or are expected to rise, the fair value of our mortgage loans would be expected to decrease, whereas in an interest rate market where interest rates are generally decreasing or are expected to decrease, mortgage loan values would be expected to increase. The fair value of MSRs, on the other hand, tends to respond generally in an opposite manner to that of mortgage loans acquired for sale.

Generally, in a real estate market where values are rising or are expected to rise, the fair value of our investment in distressed mortgage loans would be expected to appreciate, whereas in a real estate market where values are generally dropping or are expected to drop, the fair values of distressed mortgage loan values would be expected to decrease.

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of December 31, 2015, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,884,960	$1,951,390	$2,011,647	$2,114,995	$2,158,808	$2,197,534
Change in fair value:
$	$(181,143)	$(114,713)	$(54,456)	$48,893	$92,705	$131,431
%	(8.77)%	(5.55)%	(2.64)%	2.37%	4.49%	6.36%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of December 31, 2015, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$369,751	$365,057	$360,046	$344,566	$334,490	$314,279
Change in fair value:
$	$16,309	$11,615	$6,605	$(8,876)	$(18,952)	$(39,163)
%	4.61%	3.29%	1.87%	(2.51)%	(5.36)%	(11.08)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$451,828	$437,568	$430,759	$417,743	$411,519	$399,601
Change in fair value:
$	$27,674	$13,414	$6,605	$(6,411)	$(12,635)	$(24,553)
%	6.52%	3.16%	1.56%	(1.51)%	(2.98)%	(5.79)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$460,077	$441,420	$432,623	$415,995	$408,130	$393,216
Change in fair value:
$	$35,923	$17,266	$8,469	$(8,159)	$(16,024)	$(30,938)
%	8.47%	4.07%	2.00%	(1.92)%	(3.78)%	(7.29)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$435,122	$429,638	$426,896	$421,412	$418,670	$413,186
Change in fair value:
$	$10,968	$5,484	$2,742	$(2,742)	$(5,484)	$(10,968)
%	2.59%	1.29%	0.65%	(0.65)%	(1.29)%	(2.59)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of December 31, 2015, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$70,651	$68,557	$67,556	$65,640	$64,722	$62,963
Change in fair value:
$	$4,067	$1,973	$972	$(944)	$(1,862)	$(3,621)
%	6.11%	2.96%	1.46%	(1.42)%	(2.80)%	(5.44)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$74,714	$70,444	$68,466	$64,791	$63,082	$59,892
Change in fair value:
$	$8,130	$3,860	$1,882	$(1,793)	$(3,502)	$(6,692)
%	12.21%	5.80%	2.83%	(2.69)%	(5.26)%	(10.05)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$68,464	$67,524	$67,054	$66,114	$65,644	$64,703
Change in fair value:
$	$1,880	$940	$470	$(470)	$(940)	$(1,880)
%	2.82%	1.41%	0.71%	(0.71)%	(1.41)%	(2.82)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of December 31, 2015, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$433,769	$422,826	$417,560	$407,417	$402,530	$393,104
Change in fair value:
$	$21,343	$10,401	$5,135	$(5,009)	$(9,896)	$(19,321)
%	5.18%	2.52%	1.25%	(1.21)%	(2.40)%	(4.68)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$451,609	$431,193	$421,615	$403,604	$395,127	$379,132
Change in fair value:
$	$39,183	$18,767	$9,190	$(8,821)	$(17,298)	$(33,293)
%	9.50%	4.55%	2.23%	(2.14)%	(4.19)%	(8.07)%

Accounting Developments

In February 2015, the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendments in ASU 2015-02: (a) using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption; or (b) by applying the amendments retrospectively. We are currently assessing the potential effect that the adoption of ASU 2015-02 will have on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 should be applied on a retrospective basis and is effective for us for financial statements issued for fiscal years and interim periods within those fiscal years beginning after December 15, 2015.

We adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, we, on our December 31, 2015 consolidated balance sheet, reclassified $6.6 million in debt issuance costs from Other assets and allocated such costs in the amount of $1.5 million to Assets sold under agreements to repurchase; $92,000 to Notes payable and $4.9 million to Exchangeable Notes. There were no changes to our consolidated statements of income or consolidated statements of cash flows as a result of our adoption of ASU 2015-03.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

ASU 2016-01 requires that:

•	All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings.

•	When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity.

•	For financial instruments measured at amortized cost, public business entities will be required to use the exit price when measuring the fair value of financial instruments for disclosure purposes.

•	Financial assets and financial liabilities shall be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or fair value) and form of financial asset (e.g., loans, securities).

•	Public business entities will no longer be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost.

•	Entities will have to assess the realizability of a deferred tax asset related to a debt security classified as available-for sale in combination with the entity’s other deferred tax assets.

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. We are currently assessing the potential effect that the adoption of ASU 2016-01 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 7A, the information set forth on pages 89 and 91 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information called for by this Item 8 is hereby incorporated by reference from our Financial Statements and Auditors’ Report beginning at page F-1 of this Report.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. However, no matter how well a control system is designed and operated, it can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our Company to disclose material information otherwise required to be set forth in our periodic reports.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (“the Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California February 29, 2016

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by April 29, 2016, which is within 120 days after the end of fiscal year 2015.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Amendment Number One to Amended and Restated Management Agreement, dated as of December 15, 2015, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.6	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.7	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.8	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.9	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Exhibit Description

10.10	Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.11	Amendment No. 5 to Second Amended and Restated Flow Servicing Agreement, dated as of September 1, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.12†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.14	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

10.15	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

10.16	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.17	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.18	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.19	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.20	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.21	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.22	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number	Exhibit Description

10.23	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.24	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.25	Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.26	Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.27	Amendment No. 13 to Amended and Restated Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.28	Amendment No. 14 to Amended and Restated Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.29	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.30	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.31	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.32	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.33	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.34	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.35	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

Exhibit Number	Exhibit Description

10.36	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.37	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.38	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.39	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.40	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.41	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.42	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.43	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.44	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.45	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.46	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.47	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.48	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number	Exhibit Description

10.49	Amendment Number Nineteen to the Master Repurchase Agreement, dated as of July 6, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.50	Amendment Number Twenty to the Master Repurchase Agreement, dated as of September 7, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.51	Amendment Number Twenty-One to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.52	Amendment Number Twenty-Two to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A.

10.53	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.54	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.55	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.56	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.57	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.58	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.59	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.60	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.61	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

Exhibit Number	Exhibit Description

10.62	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.63	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.64	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.65	Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.

10.66	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.67	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.68	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.69	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.70	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.71	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.72	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

Exhibit Number	Exhibit Description

10.73	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.74	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.75	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.76	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

10.77	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.78	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.79	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.80	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.81	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.82	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.83	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.84	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

Exhibit Number	Exhibit Description

10.85	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.86	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.87	Amendment No. 14 to Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.88	Amendment No. 15 to Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.82 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.89	Amendment No. 16 to Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.90	Amendment No. 17 to Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.91	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.92	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.93	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.94	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.95	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.96	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.97	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.98	Amendment Number Six to the Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

Exhibit Number	Exhibit Description

10.99	Amendment Number Seven to the Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.100	Amendment Number Eight to the Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.86 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.101	Amendment Number Nine to the Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.87 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.102	Amendment Number Ten to the Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.103	Amendment Number Eleven to the Master Repurchase Agreement, dated as of July 6, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.104	Amendment Number Twelve to the Master Repurchase Agreement, dated as of September 7, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.105	Amendment Number Thirteen to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.106	Amendment Number Fourteen to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.

10.107	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.108	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.109	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.110	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.111	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.112	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.113	Amendment No. 5 to Master Repurchase Agreement, dated as of April 14, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

Exhibit Number	Exhibit Description

10.114	Amendment No. 6 to Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.115	Amendment No. 7 to Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.116	Amendment No. 8 to Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.117	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.118	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.119	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.120	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.121	Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.122	Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.123	Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.124	Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.125	Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.126	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.127	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.128	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.129	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

Exhibit Number	Exhibit Description

10.130	Amendment No. 3 to Mortgage Banking and Warehouse Services Agreement, dated as of December 15, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.131	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.132	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.133	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.134	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.135	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.136	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.137	Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.138	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.139	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.140	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.141	Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.142	Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.143	Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.144	Amended and Restated Security and Subordination Agreement, dated as of April 30, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

Exhibit Number	Exhibit Description

10.145	Second Amended and Restated Security and Subordination Agreement, dated as of November 10, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC.

10.146	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.147	Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.148	Amended and Restated Confidentiality Agreement, dated as of March 1, 2013, between Private National Mortgage Acceptance Company, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.149	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.150	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.151	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.152	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.153	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.154	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.155	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.156	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.157	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description

10.158	Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.159	Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.160	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.161	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.162	Amendment No. 1 to Master Repurchase Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.163	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.164	Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.165	Amendment No. 1 to Master Repurchase Agreement, dated as of March 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.143 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.166	Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.167	Loan and Security Agreement, dated as of March 31, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.168	Amendment Number One to the Loan and Security Agreement, dated as of May 13, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.145 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.169	Amendment Number Two to the Loan and Security Agreement, dated as of July 6, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.146 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.170	Guaranty, dated as of March 31, 2015, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.171	Loan and Security Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.172	Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.159 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

Exhibit Number	Exhibit Description

10.173	Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.174	Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.175	Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.176	Guaranty, dated as of April 30, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.177	Amended and Restated Guaranty, dated as of November 10, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC.

10.178	Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.150 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.179	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.151 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.180	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.152 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.181	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.153 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.182	Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.154 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.183	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.184	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.155 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.185	Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.186	Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.187	Loan and Security Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.188	Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.189	Master Spread Acquisition and MSR Servicing Agreement, dated as of January 22, 2016, by and between PennyMac Corp. and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

Exhibit Number	Exhibit Description

10.190	Flow Commercial Mortgage Loan Purchase Agreement, dated as of December 1, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.191	Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as an owner of Mortgage Loans as listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association.

10.192	Commercial Mortgage Servicing Oversight Agreement, dated as of December 15, 2015, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013, and (v) the Notes to the Consolidated Financial Statements.

**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust:

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 29, 2016

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
	(in thousands, except share data)
ASSETS
Cash	$58,108	$76,386
Short-term investments	41,865	139,900
Mortgage-backed securities at fair value pledged to creditors	322,473	307,363
Mortgage loans acquired for sale at fair value (includes $1,268,455 and $630,407 pledged to creditors, respectively)	1,283,795	637,722
Mortgage loans at fair value (includes $2,201,513 and $2,709,161 pledged to creditors, respectively)	2,555,788	2,726,952

Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure note payable to PennyMac Financial Services, Inc.	412,425	191,166
Derivative assets	10,085	11,107

Real estate acquired in settlement of loans (includes $283,343 and $150,649 pledged to creditors, respectively)	341,846	303,228
Real estate held for investment	8,796	—
Mortgage servicing rights (includes $66,584 and $57,358 carried at fair value and $459,741 and $0 pledged to creditors, respectively)	459,741	357,780

Servicing advances	88,010	79,878
Due from PennyMac Financial Services, Inc.	8,806	6,621
Other	235,186	59,155

Total assets	$5,826,924	$4,897,258

LIABILITIES
Assets sold under agreements to repurchase	$3,128,780	$2,729,027
Federal Home Loan Bank advances	183,000	—
Mortgage loan participation and sale agreement	—	20,222
Notes payable	236,015	—
Asset-backed financing of a variable interest entity at fair value	247,690	165,920
Exchangeable senior notes	245,054	244,079
Note payable to PennyMac Financial Services, Inc.	150,000	—
Derivative liabilities	3,157	2,430
Accounts payable and accrued liabilities	64,474	67,806
Due to PennyMac Financial Services, Inc.	18,965	23,943
Income taxes payable	33,505	51,417
Liability for losses under representations and warranties	20,171	14,242

Total liabilities	4,330,811	3,319,086

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 73,767,435 and 74,510,159 common shares	738	745
Additional paid-in capital	1,469,722	1,479,699
Retained earnings	25,653	97,728

Total shareholders’ equity	1,496,113	1,578,172

Total liabilities and shareholders’ equity	$5,826,924	$4,897,258

The accompanying notes are an integral part of these consolidated financial statements.

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets) of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2015	2014
	(in thousands)
ASSETS
Mortgage loans at fair value	$455,394	$527,369
Derivative assets	593	—
Other assets
Interest receivable	1,447	1,651
Restricted cash	147,000	—

	$604,434	$529,020

LIABILITIES
Asset-backed financing of a variable interest entity at fair value	$247,690	$165,920
Accounts payable and accrued liabilities - interest payable	724	477

	$248,414	$166,397

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net investment income
Interest income
From nonaffiliates	$175,980	$159,056	$121,771
From PennyMac Financial Services, Inc.	25,365	13,292	1,091

	201,345	172,348	122,862

Interest expense
To nonaffiliates	121,365	85,589	65,222
To PennyMac Financial Services, Inc.	3,343	—	—

	124,708	85,589	65,222

Net interest income	76,637	86,759	57,640
Net gain on mortgage loans acquired for sale	51,016	35,647	98,669
Mortgage loan origination fees	28,702	18,184	17,765
Net gain on investments:
From nonaffiliates	50,746	222,643	205,335
From PennyMac Financial Services, Inc.	3,239	(20,834)	2,423

	53,985	201,809	207,758
Net mortgage loan servicing fees	49,319	37,893	32,791
Results of real estate acquired in settlement of loans	(19,177)	(32,451)	(13,491)
Other	8,283	8,900	4,386

Net investment income	248,765	356,741	405,518

Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	58,607	48,719	79,712
Mortgage loan servicing fees	46,423	52,522	39,413
Management fees	24,194	35,035	32,410
Mortgage loan collection and liquidation expenses	10,408	6,892	1,861
Compensation	7,366	8,328	7,914
Professional services	7,306	8,380	8,373
Other	21,157	17,401	21,200

Total expenses	175,461	177,277	190,883

Income before (benefit from) provision for income taxes	73,304	179,464	214,635
(Benefit from) provision for income taxes	(16,796)	(15,080)	14,445

Net income	$90,100	$194,544	$200,190

Earnings per share
Basic	$1.19	$2.62	$3.13
Diluted	$1.16	$2.47	$2.96
Weighted-average shares outstanding
Basic	74,446	73,495	63,426
Diluted	83,336	82,211	69,448

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common shares
	Number of shares	Par value	Additional paid-in capital	Retained earnings	Total
	(in thousands, except per share data)
Balance at December, 2012	58,904	$589	$1,129,858	$70,889	$1,201,336
Net income	—	—	—	200,190	200,190
Share-based compensation	254	3	5,449	—	5,452
Common share dividends, $2.87 per share	—	—	—	(189,138)	(189,138)
Issuance of common shares	11,300	113	261,482	—	261,595
Underwriting and offering costs	—	—	(12,321)	—	(12,321)

Balance at December 31, 2013	70,458	705	1,384,468	81,941	1,467,114
Net income	—	—	—	194,544	194,544
Share-based compensation	235	2	5,750	—	5,752
Common share dividends, $2.40 per share	—	—	—	(178,757)	(178,757)
Issuance of common shares	3,817	38	90,551	—	90,589
Underwriting and offering costs	—	—	(1,070)	—	(1,070)

Balance at December 31, 2014	74,510	745	1,479,699	97,728	1,578,172
Net income	—	—	—	90,100	90,100
Share-based compensation	302	3	6,343	—	6,346
Common share dividends, $2.16 per share	—	—	—	(162,175)	(162,175)
Issuance of common shares	—	—	8	—	8
Repurchase of common shares	(1,045)	(10)	(16,328)	—	(16,338)

Balance at December 31, 2015	73,767	$738	$1,469,722	$25,653	$1,496,113

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities
Net income	$90,100	$194,544	$200,190
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a VIE	(719)	(1,588)	(186)
Capitalization of interest on mortgage loans at fair value	(57,754)	(66,850)	(43,481)
Capitalization of interest on excess servicing spread	(25,365)	(13,292)	(1,348)
Amortization of credit facility commitment fees and debt issuance costs	11,587	9,763	9,081
Net gain on mortgage loans acquired for sale	(51,016)	(35,647)	(98,669)
(Reversal) accrual of costs related to forward purchase agreements	—	(168)	7,083
Net gain on investments	(53,985)	(201,809)	(210,168)
Change in fair value, amortization and impairment of mortgage servicing rights	53,615	42,124	22,642
Results of real estate acquired in settlement of loans	19,177	32,451	13,491
Share-based compensation expense	6,346	5,752	5,452
Purchases of mortgage loans acquired for sale at fair value from nonaffiliates	(46,423,734)	(28,381,456)	(32,013,163)
Purchases of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(28,445)	(8,082)	(12,339)
Repurchase of mortgage loans subject to representation and warranties	(17,782)	1,747	—
Sales and repayments of mortgage loans acquired for sale at fair value to nonaffiliates	14,206,816	11,703,015	15,818,582
Sales of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	31,490,920	16,431,338	16,113,806
Increase in servicing advances	(30,255)	(40,084)	(35,134)
Increase in due from PennyMac Financial Services, Inc.	(1,863)	(127)	(1,180)
Increase in other assets	(36,161)	(24,910)	(33,956)
Increase (decrease) in accounts payable and accrued liabilities	7,984	(6,361)	(14,518)
(Decrease) increase in payable to PennyMac Financial Services, Inc.	(4,742)	2,122	7,364
(Decrease) increase in income taxes payable	(17,912)	(8,518)	23,619

Net cash used in operating activities	(863,188)	(366,036)	(242,832)

Cash flows from investing activities
Net decrease (increase) in short-term investments	98,035	(47,502)	(53,381)
Purchases of mortgage-backed securities at fair value	(84,828)	(185,972)	(199,558)
Sales and repayments of mortgage-backed securities at fair value	64,459	86,783	2,566
Purchase of Agency debt security	—	—	(12,000)
Sale of Agency debt security	—	—	13,725
Purchases of mortgage loans at fair value	(241,981)	(554,604)	(1,063,162)
Sales and repayments of mortgage loans at fair value	279,683	598,339	262,566
Repayments of mortgage loans under forward purchase agreements at fair value	—	6,413	15,319
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	(271,554)	(95,892)	(139,028)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	78,578	39,257	4,076
Purchase of Federal Home Loan Bank capital stock	(7,691)	—	—
Redemption of Federal Home Loan Bank capital stock	361	—	—
Net settlements of derivative financial instruments	(6,809)	(10,436)	—
Deposits of cash collateral securing credit risk transfer agreements	(147,446)	—	—
Distributions from credit risk transfer agreements	1,831	—	—
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	1,466	—	—
Purchase of real estate acquired in settlement of loans	—	(3,049)	(82)
Sales of real estate acquired in settlement of loans	240,833	184,467	120,925
Sales of real estate acquired in settlement of loans under forward purchase agreements	—	5,365	651
Purchase of mortgage servicing rights	(2,335)	—	(1,419)
Sale of mortgage servicing rights	752	474	—
Decrease in margin deposits and restricted cash	8,148	4,329	19,806

Net cash provided by (used in) investing activities	11,502	27,972	(1,028,996)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from financing activities
Sales of assets under agreements to repurchase	50,133,359	31,873,913	33,455,407
Repurchases of assets sold under agreements to repurchase	(49,733,160)	(31,183,387)	(32,671,903)
Sales of mortgage loan participation certificates	5,009,065	4,246,892	—
Repayments of mortgage loan participation certificates	(5,029,301)	(4,226,656)	—
Issuances of credit risk transfer financing	1,204,187	—	—
Repayments of credit risk transfer financing	(1,204,187)	—	—
Federal Home Loan Bank advances	760,484	—	—
Repayments of Federal Home Loan Bank advances	(577,484)	—	—
Advances under note payable	394,242	—	—
Repayments under note payable	(158,343)	—	—
Repayments of borrowings under forward purchase agreements	—	(227,866)	(27,070)
Issuance of asset-backed financing at fair value	110,482	—	170,008
Repayments of asset-backed financing at fair value	(24,951)	(8,571)	(2,406)
Issuance of exchangeable senior notes	—	—	250,000
Advances under note payable to PennyMac Financial Services, Inc.	168,546	—	—
Repayments under note payable to PennyMac Financial Services, Inc.	(18,546)	—	—
Payments of debt issuance cost and commitment fees	(10,928)	—	(7,425)
Issuances of common shares	8	90,589	261,595
Repurchases of common shares	(16,338)	—	—
Payments of common share underwriting and offering costs	—	(1,070)	(12,321)
Payments of contingent underwriting fees payable	(705)	(2,372)	(2,834)
Payments of dividends	(173,022)	(174,433)	(147,568)

Net cash provided by financing activities	833,408	387,039	1,265,483

Net (decrease) increase in cash	(18,278)	48,975	(6,345)
Cash at beginning of year	76,386	27,411	33,756

Cash at end of year	$58,108	$76,386	$27,411

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include MBS, distressed mortgage loans, excess servicing spread (“ESS”), real estate acquired in settlement of loans (“REO”), real estate held for investment, mortgage servicing rights (“MSRs”), small balance commercial real estate mortgage loans, and credit risk transfer agreements (“CRT Agreements”). The Company seeks to maximize the value of its acquired distressed mortgage loans through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

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

Note 2—Concentration of Risks

As discussed in Note 1—Organization above, PMT’s operations and investing activities are centered in mortgage-related assets, a substantial portion of which are distressed at acquisition. The mortgage loans at fair value not acquired for sale or held in a Variable Interest Entity (“VIE”) are generally purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies.

Because of the Company’s investments, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy, unemployment rates and residential real estate values in the markets where the properties securing the Company’s mortgage loans are located;

•	PCM’s ability to identify and PLS’ ability to execute optimal resolutions of certain mortgage loans;

•	the accuracy of valuation information obtained during the Company’s due diligence activities;

•	PCM’s ability to effectively model, and to develop appropriate model inputs that properly anticipate, future outcomes;

•	the level of government support for resolution of certain mortgage loans and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed mortgage loans; and

•	regulatory, judicial and legislative support of the foreclosure process, and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

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

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Investment portfolio purchases:
Mortgage loans	$241,981	$557,432	$1,309,767
REO	—	3,117	120

	$241,981	$560,549	$1,309,887

Investment portfolio purchases above through one or more subsidiaries of Citigroup Inc.:
Mortgage loans	$—	$26,737	$443,154
REO	—	68	38

	$—	$26,805	$443,192

Following is a summary of the Company’s holdings of assets purchased through one or more subsidiaries of Citigroup Inc.:

	December 31, 2015	December 31, 2014
	(in thousands)
Mortgage loans	$855,691	$943,163
REO	88,088	108,302

	$943,779	$1,051,465

Total carrying value of mortgage loans and REO	$2,897,634	$3,030,180

During the year ended December 31, 2013, the Company entered into forward purchase agreements with Citigroup Global Markets Realty Corp. (“CGM”), a subsidiary of Citigroup Inc., to purchase certain nonperforming mortgage loans and REO (collectively, the “CGM Assets”). The CGM Assets were acquired by CGM from unaffiliated money center banks and were held in a trust subsidiary by CGM pending settlement by the Company. The commitment under the forward purchase agreement was settled in full during the year ended December 31, 2014.

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

	Year ended December 31,
	2014	2013
	(in thousands)
Statements of income:
Interest income	$3,584	$3,659
Interest expense	$2,363	$3,707
Net gain on investments	$803	$11,720
Net mortgage loan servicing fees	$516	$852
Results of REO	$(473)	$(20)
Statements of cash flows:
Repayments of mortgage loans	$6,413	$15,319
Sales of REO	$5,365	$651
Repayments of borrowings under forward purchase agreements	$227,866	$27,070

The Company has no other variable interests in the trust subsidiary of CGM or other exposure to the creditors of the trust subsidiary that could expose the Company to loss.

Note 3—Significant Accounting Policies

PMT’s significant accounting policies are summarized below.

Basis of Presentation

The Company’s consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”).

Use of Estimates

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

Securitization Transactions

The Company enters into various types of on- and off-balance sheet transactions with special purpose entities (“SPEs”), which are trusts that are established for a limited purpose. Generally, SPEs are formed in connection with securitization transactions. In a securitization transaction, the Company transfers mortgage loans on its balance sheet to an SPE, which then issues to investors various forms of beneficial interests in those assets. In a securitization transaction, the Company typically receives a combination of cash and interests in the SPE in exchange for the assets transferred by the Company.

SPEs are generally considered VIEs. A VIE is an entity having either a total equity investment that is insufficient to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE’s net assets.

PMT consolidates the assets and liabilities of VIEs of which the Company is the primary beneficiary. The primary beneficiary is the party that has both the power to direct the activities that most significantly impact the VIE and holds a variable interest that could potentially be significant to the VIE. To determine whether a variable interest the Company holds could potentially be significant to the VIE, the Company considers both qualitative and quantitative factors regarding the nature, size and form of its involvement with the VIE. The Company assesses whether it is the primary beneficiary of a VIE on an ongoing basis.

The Company evaluates the securitization trust into which mortgage loans are sold to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore is required to consolidate the securitization trust.

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in unpaid principal balance (“UPB”) of certificates backed by fixed-rate prime jumbo mortgage loans at a 3.9% weighted yield. The VIE was consolidated by the Company as PMT determined it was the primary beneficiary of the VIE as it had the power, through its affiliate, PLS, in its role as servicer of the mortgage loans, to direct the activities of the trust that most significantly impact the trust’s economic performance. Further, the retained subordinated and residual interest trust certificates expose the Company to losses and returns that could potentially be significant to the VIE.

The asset-backed securities issued by the consolidated VIE are backed by the expected cash flows from the underlying fixed-rate prime jumbo mortgage loans. Cash inflows from these fixed-rate prime jumbo mortgage loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. After these senior certificates are settled, substantially all cash inflows will be directed to the subordinated certificates until fully repaid and, thereafter, to the residual interest that the Company owns in the trust.

The Company retains beneficial interests in the securitization transaction, including senior and subordinated certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s beneficial interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on those assets. The Company expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinated and residual interests. The Company has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

For financial reporting purposes, the mortgage loans owned by the consolidated VIE are included in Mortgage loans at fair value on the Company’s consolidated balance sheets and are also shown under a separate statement following the Company’s consolidated balance sheets. The securities issued to third parties by the consolidated VIE are included in Asset-backed financing of a variable interest entity at fair value on the Company’s consolidated balance sheets. The Company includes the interest income earned on the mortgage loans owned by the VIE and interest expense attributable to the asset-backed securities issued by the VIE on its consolidated income statements.

Credit Risk Transfer

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans in exchange for a portion of the contractual guarantee fee normally charged by Fannie Mae. The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations and issue the credit guarantees to Fannie Mae. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment upon fulfillment of the criteria for sale recognition contained in the Transfers and Servicing topic of the FASB’s ASC.

The Manager has concluded that the Company’s subsidiary trust entities are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the credit guarantees, including the cash pledged to fulfill the guarantee obligation, on the Company’s consolidated balance sheet in the form of a net derivative and the pledged cash. The pledged cash represents the Company’s maximum contractual exposure to claims under its credit guarantee and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on net derivatives related to CRT Agreements are included in Net gain on investments in the consolidated statements of income.

Forward Purchase Agreements

The Company entered into transactions whereby it agreed to purchase identified pools of mortgage loans and real estate at a later date while assuming all of the responsibilities for servicing the mortgage loans and the risks and rewards relating to holding such mortgage loans as of a cutoff date that is before the mortgage loans were purchased. All of the changes in the fair value and cash flows of the assets subject to forward purchase agreements were attributable solely to the Company, and such cash flows could only be used to settle the related liability. Such transactions are referred to as forward purchase agreements. Under forward purchase agreements, the assets are held by the seller within a separate trust entity. The Manager concluded that the Company was the primary beneficiary of those assets and therefore consolidated those assets and related liabilities in the separate trust entity.

The Company’s interests in the assets subject to forward purchase agreements were deemed to be contractually segregated from all other interests in the trust entity. When assets are contractually segregated, they are often referred to as a “silo.” For these transactions, the silo consisted of the assets subject to forward purchase agreements and the related obligation to purchase the assets. The Company directed all of the activities that impacted the economic results of the assets subject to forward purchase agreements.

The assets subject to forward purchase agreements are included in the notes to the consolidated financial statements as Real estate acquired in settlement of loans under forward purchase agreements and the related liabilities are included as Borrowings under forward purchase agreements.

Fair Value

PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and other inputs.

•	Level 3—Prices determined using significant unobservable inputs. In situations where significant observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” financial statement items, the Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

The Manager reclassifies its financial statement items between levels of the fair value hierarchy when the inputs required to establish fair value at a level of the fair value hierarchy are no longer readily available, requiring the use of lower-level inputs, or when the inputs required to establish fair value at a higher level of the hierarchy become available.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent deposit accounts. The Company categorizes its short-term investments as “Level 1” fair value financial statement items.

Mortgage-Backed Securities and Agency Debt Securities

The Company invests in Agency and non-Agency MBS. Purchases and sales of MBS and Agency debt are recorded as of the trade date. The Company’s investments in MBS and Agency debt securities are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gain (loss) on investments. The Company categorizes its investments in MBS and Agency debt securities as “Level 2” fair value financial statement items.

Interest Income Recognition

Interest income on MBS and Agency debt securities is recognized over the life of the security using the interest method. The Manager estimates, at the time of purchase, the future expected cash flows and determines the effective interest rate based on the estimated cash flows and the security’s purchase price. The Manager updates its cash flow estimates monthly.

Estimating cash flows requires a number of inputs that are subject to uncertainties, including the rate and timing of principal payments (including prepayments, repurchases, defaults and liquidations), coupon interest rate, interest rate fluctuations, interest payment shortfalls due to delinquencies on the underlying mortgage loans, the likelihood of modification and the timing of the magnitude of credit losses on the mortgage loans underlying the securities. The Manager applies its judgment in developing its estimates. However, these uncertainties are difficult to predict; therefore, the outcome of future events will affect the timing and amount of interest income.

Mortgage Loans

Mortgage loans are carried at their fair values. Changes in the fair value of mortgage loans are recognized in current period income. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net gain on investments for mortgage loans classified as mortgage loans at fair value and mortgage loans under forward purchase agreements at fair value and Net gain on mortgage loans acquired for sale for mortgage loans classified as mortgage loans acquired for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of income.

Sale Recognition

The Company purchases from and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the loans in the form of servicing arrangements and liability under the representations and warranties it makes to purchasers and insurers of the mortgage loans.

The Company recognizes transfers of mortgage loans as sales based on whether the transfer is made to a VIE:

•	For mortgage loans that are not transferred to a VIE, the Company recognizes the transfer as a sale when it surrenders control over the mortgage loans. Control over transferred mortgage loans is deemed to be surrendered when (i) the mortgage loans have been isolated from the Company, (ii) the transferee has the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred mortgage loans, and (iii) the Company does not maintain effective control over the transferred mortgage loans through either (a) an agreement that entitles and obligates the Company to repurchase or redeem them before their maturity or (b) the ability to unilaterally cause the holder to return specific mortgage loans.

•	For mortgage loans that are transferred to a VIE, the Company recognizes the transfer as a sale when the Manager determines that the Company is not the primary beneficiary of the VIE, as the Company does not both have the power to direct the activities that will have the most significant economic impact on the VIE and does not hold a variable interest that could potentially be significant to the VIE.

Interest Income Recognition

The Company has the ability but not the intent to hold mortgage loans acquired for sale, mortgage loans at fair value excluding mortgage loans held in a VIE, and mortgage loans under forward purchase agreements, for the foreseeable future. Therefore, interest income on mortgage loans acquired for sale, mortgage loans at fair value excluding mortgage loans held in a VIE, and mortgage loans under forward purchase agreements is recognized over the life of the loans using their contractual interest rates.

The Company has both the ability and intent to hold mortgage loans held in a VIE for the foreseeable future. Therefore, interest income on mortgage loans held in a variable interest entity is recognized over the estimated remaining life of the mortgage loans using the interest method. Unearned discounts and purchase premiums are accrued and amortized to interest income using the effective interest rate inherent in the estimated cash flows from the mortgage loans.

Income recognition is suspended and the accrued unpaid interest receivable is reversed against interest income when mortgage loans become 90 days delinquent, or when, in the Manager’s opinion, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current.

Excess Servicing Spread

The Company has acquired the right to receive the ESS related to MSRs owned by PFSI. ESS is carried at its fair value. Changes in fair value are recognized in current period income in Net gain on investments. Because ESS is a claim to a portion of the cash flows from MSRs, its valuation process is similar to that of MSRs. The Manager uses the same discounted cash flow approach to value the ESS as it uses to value the related MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The Company categorizes ESS as a “Level 3” financial statement item.

Interest Income Recognition

Interest income for ESS is accrued using the interest method, based upon the expected yield from the ESS through the expected life of the underlying mortgages. Changes to the expected interest yield result in a change in fair value which is recorded in Interest income.

Derivative Financial Instruments

In its mortgage loan origination activities, the Company makes contractual commitments to mortgage loan applicants to originate mortgages at specified interest rates (“interest rate lock commitments” or “IRLCs”). These commitments are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans acquired for sale by entering into forward sale agreements to sell the resulting mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are also accounted for as derivative financial instruments. These instruments may also be used to manage the risk created by changes in interest rates on certain of the MBS and MSRs the Company holds. The Company classifies its IRLCs as “Level 3” fair value financial statement items and the derivative financial instruments it acquires to manage the risks created by IRLCs and from holding MBS, mortgage loans pending sale and MSRs as “Level 1” or “Level 2” fair value financial statement items.

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to mortgage loans it sells into Fannie Mae guaranteed securitizations in exchange for a portion of the contractual guarantee fee related to such securitizations. These investments are classified as “Level 3” fair value financial statement items.

All other derivative financial instruments are used for risk management activities.

The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in fair value being reported in current period income. The fair value of the Company’s derivative financial instruments is included in Derivative assets and Derivative liabilities and changes in fair value are included in Net gain on mortgage loans acquired for sale, in Net gain on investments or in Net mortgage loan servicing fees, as applicable, in the Company’s consolidated statements of income.

When the Company has master netting agreements with its derivatives counterparties, the Company nets its counterparty positions along with any cash collateral received from or delivered to the counterparty.

Real Estate Acquired in Settlement of Loans

REO is measured at the lower of the acquisition cost of the property (as measured by cost in the case of purchased REO; or the fair value of the mortgage loan immediately before REO acquisition in the case of acquisition in settlement of a loan) or its fair value reduced by estimated costs to sell. The Company categorizes REO as a “Level 3” fair value financial statement item. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

Mortgage Servicing Rights

MSRs arise from contractual agreements between the Company and investors (or their agents) in mortgage securities and mortgage loans. Under these contracts, the Company is obligated to provide mortgage loan servicing functions in exchange for fees and other remuneration. The servicing functions typically performed include, among other responsibilities, collecting and remitting mortgage loan payments; responding to borrower inquiries; accounting for principal and interest, holding custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising the acquisition and disposition of REO. The Company has engaged PFSI to provide these services on its behalf.

The Company recognizes MSRs initially at their fair values, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs. The precise fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings. Therefore, the Company categorizes its MSRs as “Level 3” fair value financial statement items.

The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee of generally 0.250% annually on the remaining outstanding principal balances of conventional mortgage loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges and the Company is generally entitled to retain any interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

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

MSRs Accounted for Using the MSR Amortization Method

The Company amortizes MSRs that are accounted for using the MSR amortization method. MSR amortization is determined by applying the ratio of the net MSR cash flows projected for the current period to the projected total remaining net MSR cash flows. The estimated total net MSR cash flows are estimated at the beginning of each month using prepayment inputs applicable at that time.

The Company assesses MSRs accounted for using the amortization method for impairment monthly. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current-period earnings and the carrying value of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, the Company recognizes the increase in fair value in current-period earnings and adjusts the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

The Company stratifies its MSRs by risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including mortgage loan type (fixed-rate or adjustable-rate) and note interest rate. Fixed-rate mortgage loans are stratified into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note interest rate pools is below the carrying value (carrying value is amortized cost reduced by a valuation allowance) of the MSRs for that pool, impairment is recognized to the extent of the difference between the fair value and the existing carrying value for that pool.

The Manager periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover in the foreseeable future. When the Manager deems recovery of the fair value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs are included in current period income as a component of Net mortgage loan servicing fees.

MSRs Accounted for at Fair Value

Changes in fair value of MSRs accounted for at fair value are recognized in current period income as a component of Net mortgage loan servicing fees.

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the mortgage loans’ investors to fund delinquent balances for property tax and insurance premiums and out of pocket collection costs (e.g., preservation and restoration of mortgaged property or real estate acquired in settlement of loans, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability. Servicing advances are written off when they are deemed uncollectible.

Borrowings

Borrowings, other than Asset - backed financing of a VIE at fair value, are carried at historical cost. Costs of creating the facilities underlying the agreements are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of the borrowing facility on the straight-line basis.

Asset-backed financing of a VIE at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financing are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and interest payments of the mortgage loans held by the consolidated VIE. Asset-backed financings of the VIE are carried at fair value. Changes in fair value are recognized in current period income as a component of Net gain on investments. The Company categorizes asset-backed financing of the VIE at fair value as a “Level 2” fair value financial statement item.

Liability for Losses Under Representation and Warranties

The Company’s agreements with the Agencies and other investors include representations and warranties related to the mortgage loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The Company records a provision for losses relating to representations and warranties as part of its mortgage loan sale transactions. The method used to estimate the liability for representations and warranties is a function of the representations and warranties given and considers a combination of factors, including, but not limited to, estimated future defaults and mortgage loan repurchase rates, the estimated severity of loss in the event of default and the probability of reimbursement by the correspondent mortgage loan seller. The Company establishes a liability at the time mortgage loans are sold and periodically updates its liability estimate. The level of the liability for representations and warranties is reviewed and approved by the Manager’s management credit committee.

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying mortgage loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Manager believes that the current unpaid principal balance of mortgage loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. The Manager believes the range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or results of operations.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by the Manager as probable of being paid are recorded as a reduction of additional paid-in capital.

Loan Servicing Fees

Mortgage loan servicing fees and other remuneration are received by the Company for servicing mortgage loans. Mortgage loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Mortgage loan servicing fees are recognized as earned over the life of the loans in the servicing portfolio. Mortgage loan servicing fees are deemed to be earned when they are collected.

Share-Based Compensation

The Company amortizes the fair value of previously granted share-based awards to compensation expense over the vesting period using the graded vesting method. Expense relating to share-based awards is included in Compensation expense on the consolidated statements of income.

The initial cost of restricted share units awarded is established at the Company’s closing share price on the date of the award. The Company adjusts the cost of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliates:

•	Compensation cost is generally fixed at the fair value of the award date for awards to officers and trustees of the Company.

•	Compensation cost for share-based compensation awarded to employees of the Manager is adjusted to reflect changes in the fair value of awards in each subsequent reporting period until the award has vested, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

The Manager’s estimates of compensation costs reflect the expected portion of share-based compensation awards that are expected to vest.

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

A valuation allowance is established if, in the Manager’s judgement, realization of deferred tax assets is not more likely than not. The Company recognizes a tax benefit relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

As of December 31, 2015 and 2014, the Company was not under examination by any federal or state income taxing authority.

Reclassification of Previously Presented Amounts

In April of 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 specifies that its adoption be made on a retrospective basis. Accordingly, the Company has reclassified its debt issuance costs from Other assets as previously presented to Short-term borrowings and Long-term borrowings to conform its December 31, 2014 balance sheet to the current presentation. The adoption of ASU 2015-03 did not result in changes to the Company’s previously presented consolidated statements of income.

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

Note 4—Transactions with Related Parties

Operating Activities

Correspondent Production

Before February 1, 2013, the Company paid PFSI a fulfillment fee of 50 basis points of the unpaid principal balance of mortgage loans sold to nonaffiliates where the Company is approved or licensed to sell to such nonaffiliate. Effective February 1, 2013, the mortgage banking and warehouse services agreement provides for a fulfillment fee paid to PFSI based on the type of mortgage loan that the Company acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by the Company, with the addition of potential fee rate discounts applicable to the Company’s monthly purchase volume in excess of designated thresholds. PFSI has also agreed to provide such services exclusively for the Company’s benefit, and PFSI and its affiliates are prohibited from providing such services for any other party.

PFSI is entitled to a fulfillment fee based on the type of mortgage loan that the Company acquires and equal to a percentage of the unpaid principal balance of such mortgage loan. Presently, the applicable percentages are (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that PFSI may, in its sole discretion, reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to the reimbursement otherwise due as described below. This reduction may only be credited to the reimbursement applicable to the month in which the related mortgage was funded.

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking and warehouse services agreement, PFSI currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the Correspondent to PMT plus accrued interest and a sourcing fee of three basis points.

In the event that the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $2.5 billion and less than $5 billion, PFSI has agreed to discount the amount of such fulfillment fees by reimbursing PMT an amount equal to the product of (i) 0.025%, (ii) the amount of unpaid principal balance in excess of $2.5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PFSI collected fulfillment fees in such month. In the event the Company purchases mortgage loans with an aggregate unpaid principal balance in any month greater than $5 billion, PFSI has agreed to further discount the amount of fulfillment fees by reimbursing the Company an amount equal to the product of (i) 0.05%, (ii) the amount of unpaid principal balance in excess of $5 billion and (iii) the percentage of the aggregate unpaid principal balance relating to mortgage loans for which PFSI collected fulfillment fees in such month.

In consideration for the mortgage banking services provided by PFSI with respect to the Company’s acquisition of mortgage loans under PFSI’s early purchase program, PFSI is entitled to fees accruing (i) at a rate equal to $1,500 per annum per early purchase facility, and (ii) in the amount of $35 for each mortgage loan that the Company acquires. In consideration for the warehouse services provided by PFSI with respect to mortgage loans that the Company finances for its warehouse lending clients, with respect to each facility, PFSI is entitled to fees accruing (i) at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 with respect to each mortgage loan that the Company finances thereunder. Where the Company has entered into both an early purchase agreement and a warehouse lending agreement with the same client, PFSI shall only be entitled, with respect to any mortgage loan that becomes subject to both such agreements, to the $50 per mortgage loan fee provided under the warehouse lending agreement.

The term of the mortgage banking and warehouse services agreement expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Fulfillment fees earned by PLS	$58,607	$48,719	$79,712
Unpaid principal balance of loans fulfilled by PLS	$14,014,603	$11,476,448	$15,225,153
Sourcing fees received from PLS	$8,966	$4,676	$4,611
Unpaid principal balance of loans sold to PLS	$29,867,580	$15,579,322	$15,366,378
Purchases of mortgage loans acquired for sale at fair value from PLS	$28,445	$8,082	$12,339
Tax service fee to paid to PLS	$4,390	$2,080	$—
Mortgage banking and warehouse services fees paid to PLS	$—	$—	$313
At year end:
Mortgage loans included in Mortgage loans acquired for sale pending sale to PLS	$669,288	$209,325	$112,360

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

•	Servicing fee rates for nonperforming loans ranged between 50 and 100 basis points per year on the unpaid principal balance of the mortgage loans serviced on the Company’s behalf. PLS was also entitled to certain customary market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees and late charges, as well as interest on funds on deposit in custodial accounts. In the event PLS either effected a refinancing of a loan on the Company’s behalf and not through a third-party lender and the resulting loan was readily saleable, or originated a loan to facilitate the disposition of real estate that the Company had acquired in settlement of a loan, PLS was entitled to receive market-based fees and compensation from the Company.

•	For mortgage loans serviced by the Company as a result of acquisitions and sales with servicing rights retained in connection with the Company’s correspondent production business, PLS was entitled to base subservicing fees and other customary market-based fees and charges as described above.

Effective February 1, 2013, the servicing agreement was amended to provide for servicing fees earned by PLS that changed from being based on a percentage of the mortgage loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS also remains entitled to market-based fees and charges including boarding and deboarding, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for the Company.

•	The base servicing fees for distressed mortgage loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each mortgage loan based on the delinquency, bankruptcy and/or foreclosure status of such mortgage loan or the related underlying real estate. Presently, the base servicing fees for distressed mortgage loans range from $30 per month for current mortgage loans up to $125 per month for mortgage loans that are severely delinquent and in foreclosure.

•	The base servicing fees for non-distressed mortgage loans subserviced by PLS on the Company’s behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fees for loans subserviced on the Company’s behalf are $7.50 per month for fixed-rate loans and $8.50 per month for adjustable rate mortgage loans.

To the extent that these loans become delinquent, PLS is entitled to an additional servicing fee per mortgage loan ranging from $10 to $75 per month based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or the related underlying real estate. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•	PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS received a supplemental fee of $25 per month for each distressed whole loan and, through August 31, 2015, a fee of $3.25 per month for each subserviced mortgage loan; provided, however, that from and after January 1, 2014, the aggregate supplemental servicing fees for all mortgage loans that were owned by a third-party investor and with respect to which the Company had acquired the related servicing rights (and that are not distressed whole loans) did not exceed $700,000 in any fiscal quarter. Effective September 1, 2015, the servicing agreement was amended to discontinue such supplemental servicing fee in recognition of the increased size of the Company’s mortgage loan servicing portfolio. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

•	PLS, on behalf of the Company, currently participates in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and U.S. Department of Housing and Urban Development (“HUD”) (and other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including loan servicers, for achieving modifications and successfully remaining in the program. The loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

The term of the servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Pursuant to the terms of an MSR recapture agreement, effective February 1, 2013, if PFSI refinances through its consumer direct lending business mortgage loans for which the Company previously held the MSRs, PFSI is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PFSI may, at its option, pay cash to PMT in an amount equal to such fair value instead of transferring such MSRs. MSR recapture amounts are shown in Note 29—Net loan servicing fees. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods.

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Mortgage Loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$260	$103	$262
Activity-based	371	149	300

	631	252	562

Mortgage loans at fair value:
Distressed mortgage loans
Base	16,123	18,953	16,458
Activity-based	12,437	19,608	11,814

	28,560	38,561	28,272

Mortgage loans held in VIE
Base	125	110	—
Activity-based	—	—	—

	125	110	—

MSRs:
Base	16,786	13,405	10,274
Activity-based	321	194	305

	17,107	13,599	10,579

	$46,423	$52,522	$39,413

MSR recapture income recognized	$787	$9	$709
Average investment in:
Mortgage loans acquired for sale at fair value	$1,143,232	$573,256	$899,971
Distressed mortgage loans	$2,231,259	$2,121,806	$1,660,866
Mortgage loans held in a VIE	$494,655	$533,480	$135,667
Average mortgage loan servicing portfolio	$38,450,379	$30,720,168	$19,634,411

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

Effective February 1, 2013, the management agreement was amended to provide that:

•	The base management fee is calculated quarterly and is equal to the sum of (i) 1.5% per year of average shareholders’ equity up to $2 billion, (ii) 1.375% per year of average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of average shareholders’ equity in excess of $5 billion.

•	The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

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

“Equity” is the weighted average of the issue price per common share of all of PMT’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the rolling four-quarter period.

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

The base management fee and the performance incentive fee are both payable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and PMT’s common shares (subject to a limit of no more than 50% paid in common shares), at the Company’s option.

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Base	$22,851	$23,330	$19,644
Performance incentive	1,343	11,705	12,766

	$24,194	$35,035	$32,410

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

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates (1)	$10,742	$10,850	$10,989
Expenses incurred on the Company’s behalf	582	792	4,638

	$11,324	$11,642	$15,627

Payments and settlements during the year (2)	$99,967	$99,987	$121,230

(1)	For the year ended December 31, 2015, in accordance with the terms of the management agreement, PCM provided the Company discretionary waivers of $1.6 million of overhead expenses that otherwise would have been allocable to the Company. On December 15, 2015, the Company amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Company is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by four (4).
(2)	Payments and settlements include payments for management fees and correspondent production activities itemized in the preceding tables and netting settlements made pursuant to master netting agreements between the Company, on the one hand, and PCM and PLS, on the other hand.

Amounts due to PCM and PLS are summarized below:

	December 31, 2015	December 31, 2014
	(in thousands)
ESS remittances	$7,241	$—
Management fees	5,670	8,426
Servicing fees	3,682	3,457
Fulfillment fees	1,082	506
Conditional Reimbursement	900	1,136
Allocated expenses	390	6,582
Unsettled purchases of ESS	—	3,836

	$18,965	$23,943

Amounts due from PCM and its affiliates totaled $8.8 million and $6.6 million at December 31, 2015 and December 31, 2014, respectively, which represent payments receivable relating to cash flows from the Company’s investment in ESS and amounts receivable relating to unsettled ESS and MSR recapture.

PFSI held 75,000 of the Company’s common shares at both December 31, 2015 and December 31, 2014.

Investment Activities

Excess Servicing Spread

Pursuant to three master spread acquisition and MSR servicing agreements, effective February 1, 2013, December 19, 2014 and April 30, 2015, PMT may acquire from PFSI the rights to receive certain ESS arising from MSRs acquired by PFSI, in which case PFSI generally would be required to service or subservice the related mortgage loans. The terms of each transaction under each master spread acquisition and MSR servicing agreement will be subject to the terms of such agreement as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

Following is a summary of investment activities between the Company and PFSI:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
ESS:
Purchases	$271,554	$99,728	$139,028
Repayments	$78,578	$39,257	$4,076
Interest income	$25,365	$13,292	$1,091
ESS received pursuant to a recapture agreement	$6,728	$7,343	$—
Net gain (loss):
Valuation changes	$(3,810)	$(28,662)	$2,423
Recapture income recognized	7,049	7,828	—

	$3,239	$(20,834)	$2,423

Financing Activities

PLS is a party to a repurchase agreement between it and Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “MSR Repo”), pursuant to which PLS finances Ginnie Mae MSRs and servicing advance receivables and pledges to CSFB all of its rights and interests in any Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and PLS.

Note Payable to PLS

In connection with the MSR Repo described above, the Company entered into an underlying loan and security agreement with PLS, dated as of April 30, 2015, pursuant to which the Company may borrow up to $150 million from PLS for the purpose of financing its investment in ESS (the “Underlying LSA”). In order to secure its borrowings, the Company pledged its ESS to PLS under the Underlying LSA, and PLS, in turn, re-pledged such ESS to CSFB under the MSR Repo.

The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged to PLS, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, the Company granted to PLS a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings.

The Company agreed with PLS in connection with the Underlying LSA that the Company is required to repay PLS the principal amount of borrowings plus accrued interest to the date of such repayment, and PLS, in turn, is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrued on the Company’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. The Company was also required to pay PLS a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by PLS to CSFB and allocable to $150 million relating to the ESS financing.

Conditional Reimbursement

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

Also in connection with its IPO, the Company has also agreed to pay the IPO underwriters an amount to which it agreed at the time of the offering if the Company satisfies certain performance measures over a specified period. As PCM earns performance incentive fees under the management agreement, such underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. In the event the termination fee is payable to PCM under the management agreement and PCM and the underwriters have not received the full amount of the reimbursements and payments under the reimbursement agreement, such amount will be paid in full. The term of the reimbursement agreement expires on February 1, 2019.

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2015	2014
	(in thousands)
Note payable:
Advances	$168,546	$—
Repayments	$18,546	$—
Interest expense	$3,343	$—
Conditional reimbursements paid to PCM	$237	$860

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

Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing net income, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the year.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s exchangeable senior notes (the “Exchangeable Notes”), by the weighted-average common shares outstanding, assuming all potentially dilutive securities were issued. In years in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2015	2014	2013
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$90,100	$194,544	$200,190
Effect of participating securities—share-based compensation awards	(1,689)	(1,830)	(1,751)

Net income attributable to common shareholders	$88,411	$192,714	$198,439

Diluted earnings per share:
Net income attributable to common shareholders	$88,411	$194,544	$200,190
Interest on Exchangeable Notes, net of income taxes	8,468	8,456	5,556

Net income attributable to diluted shareholders	$96,879	$203,000	$205,746

Weighted-average basic shares outstanding	74,446	73,495	63,426
Potentially dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,418	5,647
Shares issuable under share-based compensation plan	423	298	375

Diluted weighted-average number of shares outstanding	83,336	82,211	69,448

Basic earnings per share	$1.19	$2.62	$3.13

Diluted earnings per share	$1.16	$2.47	$2.96

Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included or excluded that may differ in certain circumstances.

Note 6—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its loan transfer and financing activities. These entities are classified as VIEs. The Company has segregated its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers that are accounted for as sales where PMT maintains continuing involvement with the mortgage loans, as well as unpaid principal balance information at year end:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows:
Proceeds from sales	$14,206,816	$11,703,015	$15,818,582
Servicing fees received (1)	$97,633	$70,294	$51,712
Year end information:
Unpaid principal balance of:
Mortgage loans outstanding	$42,300,338	$34,161,360	$25,792,933
Delinquent mortgage loans:
30-89 days delinquent	$175,599	$110,176	$68,156
90 or more days delinquent
Not in foreclosure or bankruptcy	38,669	25,418	7,941
In foreclosure or bankruptcy	31,386	13,172	5,434

	70,055	38,590	13,375

	$245,654	$148,766	$81,531

(1)	Net of guarantee fees.

Consolidated VIEs

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company retained $366.8 million of those certificates. During the year ended December 31, 2015, the Company sold an additional $85.2 million in UPB of certificates issued under PMT Loan Trust 2013-J1, thereby reducing the certificates retained by the Company to $238.8 million in UPB as of December 31, 2015.

The VIE was consolidated by the Company as PMT determined it was the primary beneficiary of the VIE as it had the power, through its affiliate, PLS, in its role as servicer of the mortgage loans, to direct the activities of the trust that most significantly impact the trust’s economic performance. Further, the retained subordinated and residual interest trust certificates expose the Company to significant losses and returns that could potentially be significant to the VIE.

CRT Agreements

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to mortgage loans it sells into Fannie Mae guaranteed securitizations in exchange for a portion of the contractual guarantee fee related to such securitizations.

Following is a summary of the CRT Agreements:

Year ended December 31, 2015
(in thousands)
During the year:
Unpaid principal balance of mortgage loans transferred and sold under CRT Agreements	$4,602,507
Deposits of restricted cash to secure guarantees	$147,446
Gains (losses) recognized on derivative related to CRT Agreements
Realized	$1,831
Resulting from valuation changes	(1,238)

$593

Payments made to settle losses	$—

At year end:
Unpaid principal balance of mortgage loans subject to guarantee obligation	$4,546,265
Delinquency
Current - 89 days delinquent	$4,546,265
90 - or more days delinquent	—
Carrying value of CRT Agreements:
Restricted cash included in Other assets	$147,000
Net derivative assets included in Derivative assets	$593

Note 7—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, IRLCs, mortgage loans acquired for sale at fair value, mortgage loans at fair value held in VIE, ESS and MSRs. All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) from (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the net derivatives related to CRT Agreements. As of December 31, 2015 and December 31, 2014, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs and the net derivatives related to CRT Agreements are subject to master netting arrangements.

	December 31, 2015			December 31, 2014
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
MBS put options	$93	$—	$93	$374	$—	$374
MBS call options	—	—	—	—	—	—
Forward purchase contracts	2,444	—	2,444	3,775	—	3,775
Forward sale contracts	2,604	—	2,604	52	—	52
Put options on interest rate futures	1,512	—	1,512	193	—	193
Call options on interest rate futures	1,156	—	1,156	3,319	—	3,319
Netting	—	(3,300)	(3,300)	—	(2,284)	(2,284)

	7,809	(3,300)	4,509	7,713	(2,284)	5,429
Derivatives not subject to master netting arrangements:
Net derivatives related to CRT Agreements	593	—	593	—	—	—
Interest rate lock commitments	4,983	—	4,983	5,678	—	5,678

	$13,385	$(3,300)	$10,085	$13,391	$(2,284)	$11,107

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	December 31, 2015				December 31, 2014
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$4,983	$—	$—	$4,983	$5,678	$—	$—	$5,678
RJ O’Brien & Associates, LLC	1,672	—	—	1,672	3,034	—	—	3,034
Barclays Capital	796	—	—	796	—	—	—	—
Jefferies Group, LLC	541	—	—	541	133	—	—	133
Morgan Stanley Bank, N.A.	464	—	—	464	104	—	—	104
Ally Financial	209	—	—	209	—	—	—	—
Royal Bank of Canada	400	—	—	400	—	—	—	—
Nomura Securities International, Inc	119	—	—	119	138	—	—	138
Daiwa Capital Markets	63	—	—	63	29	—	—	29
Deutsche Bank	6	—	—	6	124	—	—	124
Bank of America, N.A.	—	—	—	—	738	—	—	738
Credit Suisse First Boston Mortgage Capital LLC	—	—	—	—	253	—	—	253
Other	832	—	—	832	876	—	—	876

Total	$10,085	$—	$—	$10,085	$11,107	$—	$—	$11,107

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivatives with the exception of IRLCs are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2015			December 31, 2014
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivatives subject to master netting arrangements:
Forward purchase contracts	$3,774	$—	$3,774	$34	$—	$34
Forward sales contracts	2,680	—	2,680	6,649	—	6,649
Put options on interest rate futures	39	—	39	—	—	—
Call options on interest rate futures	305	—	305	—	—	—
Treasury futures sales contracts	—	—	—	478	—	478
Netting	—	(3,978)	(3,978)	—	(4,748)	(4,748)

	6,798	(3,978)	2,820	7,161	(4,748)	2,413

Derivatives not subject to master netting arrangements:
Interest rate lock commitments	337	—	337	17	—	17

	7,135	(3,978)	3,157	7,178	(4,748)	2,430
Assets sold under agreements to repurchase	3,130,328	—	3,130,328	2,730,130	—	2,730,130
Unamortized commitment fees and issuance cost	(1,548)	—	(1,548)	(1,103)	—	(1,103)

	3,128,780	—	3,128,780	2,729,027	—	2,729,027

	$3,135,915	$(3,978)	$3,131,937	$2,736,205	$(4,748)	$2,731,457

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

	December 31, 2015				December 31, 2014
		Gross amounts				Gross amounts
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$337	$—	$—	$337	$17	$—	$—	$17
Credit Suisse First Boston Mortgage Capital LLC	893,947	(893,854)	—	93	966,155	(966,155)	—	—
Citibank	817,089	(816,699)	—	390	797,851	(797,663)	—	188
Bank of America, N.A.	538,755	(538,515)	—	240	508,908	(508,908)	—	—
JPMorgan Chase & Co.	467,427	(467,145)	—	282	—	—	—	—
Morgan Stanley Bank, N.A.	214,086	(214,086)	—	—	121,975	(121,975)	—	—
Daiwa Capital Markets	165,480	(165,480)	—	—	126,909	(126,909)	—	—
Barclays Capital	24,346	(24,346)	—	—	—	—	—	—
BNP Paribas Corporate & Institutional Bank	10,203	(10,203)	—	—	—	—	—	—
Fannie Mae Capital Markets	924	—	—	924	102	—	—	102
Goldman Sachs	819	—	—	819	—	—	—	—
RBS Securities	—	—	—	—	208,520	(208,520)	—	—
Other	72	—	—	72	2,123	—	—	2,123
Unamortized commitment fees and issuance cost	(1,548)	1,548	—	—	(1,103)	1,103	—	—

Total	$3,131,937	$(3,128,780)	$—	$3,157	$2,731,457	$(2,729,027)	$—	$2,430

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

The Manager has also identified the Company’s CRT financing and asset-backed financing of the VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing these financings.

The Company’s accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

For assets sold under agreements to repurchase, borrowings under forward purchase agreements and the Exchangeable Notes, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$41,865	$—	$—	$41,865
Mortgage-backed securities at fair value	—	322,473	—	322,473
Mortgage loans acquired for sale at fair value	—	1,283,795	—	1,283,795
Mortgage loans at fair value	—	455,394	2,100,394	2,555,788
Excess servicing spread purchased from PFSI	—	—	412,425	412,425
Derivative assets:
Interest rate lock commitments	—	—	4,983	4,983
MBS put options	—	93	—	93
Forward purchase contracts	—	2,444	—	2,444
Forward sales contracts	—	2,604	—	2,604
Put options on interest rate futures	1,512	—	—	1,512
Call options on interest rate futures	1,156	—	—	1,156
CRT Agreements	—	—	593	593

Total derivative assets before netting before netting	2,668	5,141	5,576	13,385
Netting	—	—	—	(3,300)

Total derivative assets after netting	2,668	5,141	5,576	10,085
Mortgage servicing rights at fair value	—	—	66,584	66,584

	$44,533	$2,066,803	$2,584,979	$4,693,015

Liabilities:
Asset-backed financing of a VIE at fair value	$—	$247,690	$—	$247,690
Derivative liabilities:
Interest rate lock commitments	—	—	337	337
Put options on interest rate futures	39	—	—	39
Call options on interest rate futures	305	—	—	305
Forward purchase contracts	—	3,774	—	3,774
Forward sales contracts	—	2,680	—	2,680

Total derivative liabilities before netting	344	6,454	337	7,135
Netting	—	—	—	(3,978)

Total derivative liabilities after netting	344	6,454	337	3,157

	$44,877	$2,073,257	$2,585,316	$4,696,172

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$139,900	$—	$—	$139,900
Mortgage-backed securities at fair value	—	307,363	—	307,363
Mortgage loans acquired for sale at fair value	—	637,722	—	637,722
Mortgage loans at fair value	—	527,369	2,199,583	2,726,952
Excess servicing spread purchased from PFSI	—	—	191,166	191,166
Derivative assets:
Interest rate lock commitments	—	—	5,678	5,678
MBS put options	—	374	—	374
Forward purchase contracts	—	3,775	—	3,775
Forward sales contracts	—	52	—	52
Put options on interest rate futures	193	—	—	193
Call options on interest rate futures	3,319	—	—	3,319

Total derivative assets	3,512	4,201	5,678	13,391
Netting	—	—	—	(2,284)

Total derivative assets after netting	3,512	4,201	5,678	11,107

Mortgage servicing rights at fair value	—	—	57,358	57,358

	$143,412	$1,476,655	$2,453,785	$4,071,568

Liabilities:
Asset-backed financing of the VIE at fair value	$—	$165,920	$—	$165,920
Derivative liabilities:
Interest rate lock commitments	—	—	17	17
MBS call options	478	—	—	478
Forward purchase contracts	—	34	—	34
Forward sales contracts	—	6,649	—	6,649

Total derivative liabilities	478	6,683	17	7,178
Netting	—	—	—	(4,748)

Total derivative liabilities after netting	478	6,683	17	2,430

	$478	$172,603	$17	$168,350

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Year ended December 31, 2015
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	Net derivative related to CRT Agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$—	$57,358	$2,453,768
Purchases and issuances	241,981	271,554	—	—	2,335	515,870
Repayments and sales	(218,585)	(78,578)	—	—	—	(297,163)
Capitalization of interest	57,754	25,365	—	—	—	83,119
ESS received pursuant to a recapture agreement with PFSI	—	6,728	—	—	—	6,728
Interest rate lock commitments issued, net	—	—	50,536	—	—	50,536
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	13,963	13,963
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	42,267	—	—	—	—	42,267
Other factors	38,866	(3,810)	(12,811)	593	(7,072)	15,766

	81,133	(3,810)	(12,811)	593	(7,072)	58,033

Transfers of mortgage loans to REO	(285,331)	—	—	—	—	(285,331)
Transfers of mortgage loans at fair value from “Level 2” to “Level 3” (2)	23,859	—	—	—	—	23,859
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(38,740)	—	—	(38,740)

Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642

Changes in fair value recognized during the period relating to assets still held at December 31, 2015	$77,867	$(3,810)	$4,646	$593	$(7,072)	$72,224

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.
(2)	During the year ended December 31, 2015, the Manager identified certain “Level 2” mortgage loans that were not salable into the prime mortgage market and therefore transferred them to “Level 3”.

	Year ended December 31, 2014
	Mortgage loans at fair value	Mortgage loans under forward purchase agreements	Excess servicing spread	Interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases	554,604	1,386	99,728	—	—	655,718
Repayments and sales	(572,586)	(6,413)	(39,257)	—	(139)	(618,395)
Accrual of interest	—	—	13,292	—	—	13,292
ESS received pursuant to a recapture agreement with PFSI	—	—	7,342	—	—	7,342
Interest rate lock commitments issued, net	—	—	—	56,367	—	56,367
Capitalization of interest	65,050	1,800	—	—	—	66,850
Sales	—	—	—	—	—	—
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	47,693	47,693
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	34,785	1,815	—	—	—	36,600
Other factors	179,896	(1,012)	(28,662)	17,326	(16,648)	150,900

	214,681	803	(28,662)	17,326	(16,648)	187,500

Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—	—	—	—
Transfers of mortgage loans to REO	(344,733)	—	—	—	—	(344,733)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,802)	—	—	—	(9,802)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(69,281)	—	(69,281)

Balance, December 31, 2014	$2,199,583	$—	$191,166	$5,661	$57,358	$2,453,768

Changes in fair value recognized during the period relating to assets still held at December 31, 2014	$134,724	$—	$(28,662)	$5,661	$(16,648)	$95,075

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

	Year ended December 31, 2013
	Mortgage loans at fair value	Agency debt security	Mortgage loans under forward purchase agreements	Excess servicing spread	Net interest rate lock commitments (1)	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2012	$1,189,971	$—	$—	$—	$19,479	$1,346	$1,210,796
Purchases	1,063,162	12,000	246,525	139,028	—	1,419	1,462,134
Repayments and sales	(255,210)	(13,725)	(15,319)	(4,076)	—	—	(288,330)
Capitalization of interest	43,481	—	—	1,348	—	—	44,829
ESS received pursuant to a recapture agreement with PFSI	—		—	—	—	—	—
Interest rate lock commitments issued, net	—	—	—	—	83,515	—	83,515
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	23,071	23,071
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	44,018	—	2,305	—	—	—	46,323
Other factors	153,639	1,725	9,415	2,423	(26,674)	616	141,144

	197,657	1,725	11,720	2,423	(26,674)	616	187,467

Transfers of mortgage loans under forward purchase agreements to mortgage loans	15,347	—	(15,347)	—	—	—	—
Transfers of mortgage loans to REO	(177,743)	—	—	—	—	—	(177,743)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	—	(9,451)	—	—	—	(9,451)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	—	(75,071)	—	(75,071)

Balance, December 31, 2013	$2,076,665	$—	$218,128	$138,723	$1,249	$26,452	$2,461,217

Changes in fair value recognized during the period relating to assets still held at December 31, 2013	$132,339	$1,725	$7,244	$2,423	$1,249	$616	$145,596

(1)	For the purpose of this table, the interest rate lock asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans held in a consolidated VIE):

	December 31, 2015			December 31, 2014
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)			(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,283,275	$1,235,433	$47,842	$637,518	$610,372	$27,146
90 or more days delinquent
Not in foreclosure	304	333	(29)	204	255	(51)
In foreclosure	216	253	(37)	—	—	—

	520	586	(66)	204	255	(51)

	$1,283,795	$1,236,019	$47,776	$637,722	$610,627	$27,095

Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE
Current through 89 days delinquent	$455,394	$454,935	$459	$527,369	$517,500	$9,869
90 or more days delinquent
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—

	—	—	—	—	—	—

	455,394	454,935	459	527,369	517,500	9,869

Other mortgage loans at fair value:
Current through 89 days delinquent	877,438	1,134,560	(257,122)	664,266	935,385	(271,119)
90 or more days delinquent
Not in foreclosure	459,060	640,343	(181,283)	608,144	875,214	(267,070)
In foreclosure	763,896	1,062,205	(298,309)	927,173	1,371,371	(444,198)

	1,222,956	1,702,548	(479,592)	1,535,317	2,246,585	(711,268)

	2,100,394	2,837,108	(736,714)	2,199,583	3,181,970	(982,387)

	$2,555,788	$3,292,043	$(736,255)	$2,726,952	$3,699,470	$(972,518)

Following are the changes in fair value included in current year income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2015
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(35)	(5,224)	—	(5,259)
Mortgage loans acquired for sale at fair value	71,880	—	—	—	71,880
Mortgage loans at fair value	—	1,253	70,470	—	71,723
Excess servicing spread at fair value	—	—	3,239	—	3,239
Mortgage servicing rights at fair value	—	—	—	(7,072)	(7,072)

	$71,880	$1,218	$68,485	$(7,072)	$134,511

Liabilities:
Asset-backed financing of VIEs at fair value	$—	$(499)	$4,260	$—	$3,761

	$—	$(499)	$4,260	$—	$3,761

	Year ended December 31, 2014
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	357	10,416	—	10,773
Mortgage loans acquired for sale at fair value	100,213	—	—	—	100,213
Mortgage loans at fair value	—	1,848	242,449	—	244,297
Mortgage loans under forward purchase agreements at fair value	—	—	803	—	803
Excess servicing spread at fair value	—	—	(20,834)	—	(20,834)
Mortgage servicing rights at fair value	—	—	—	(16,648)	(16,648)

	$100,213	$2,205	$232,834	$(16,648)	$318,604

Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(617)	$(8,459)	$—	$(9,076)

	$—	$(617)	$(8,459)	$—	$(9,076)

	Year ended December 31, 2013
	Net gain on mortgage loans acquired for sale	Net interest income	Net gain on investments	Net loan servicing fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	46	(3,946)	—	(3,900)
Mortgage loans acquired for sale at fair value	(30,696)	—	—	—	(30,696)
Mortgage loans at fair value	—	232	191,356	—	191,588
Agency debt security	—	—	1,725	—	1,725
Mortgage loans under forward purchase agreements at fair value	—	—	11,720	—	11,720
Excess servicing spread at fair value	—	—	2,423	—	2,423
Mortgage servicing rights at fair value	—	—	—	616	616

	$(30,696)	$278	$203,278	$616	$173,476

Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(92)	$2,279	$—	$2,187

	$—	$(92)	$2,279	$—	$2,187

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the years presented:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$173,662	$173,662
Mortgage servicing rights at lower of amortized cost or fair value	—	—	145,187	145,187

	$—	$—	$318,849	$318,849

	December 31, 2014
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$157,203	$157,203
Mortgage servicing rights at lower of amortized cost or fair value	—	—	91,990	91,990

	$—	$—	$249,193	$249,193

Following is a summary of the related gains (losses) recognized as a result of remeasurement from financial statement items that were re-measured at fair value on a nonrecurring basis during the years presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Real estate asset acquired in settlement of loans	$(24,546)	$(24,896)	$(11,856)
Real estate asset acquired in settlement of loans under forward purchase agreements	—	—	(86)
Mortgage servicing rights at lower of amortized cost or fair value	(3,229)	(5,138)	4,970

	$(27,775)	$(30,034)	$(6,972)

Real Estate Acquired in Settlement of Loans

The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured at cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before REO acquisition in the case of acquisition in settlement of a loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

The Company evaluates its MSRs at lower of amortized cost or fair value for impairment with reference to the asset’s fair value. For purposes of performing its MSR impairment evaluation, the Company stratifies its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans are grouped into pools with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3.0% and 4.5% and a single pool for mortgage loans with interest rates below 3.0%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools is below the amortized cost of the MSRs, those MSRs are impaired.

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as certain of its borrowings are carried at amortized cost. Cash is measured using “Level 1” inputs. The Company’s assets sold under agreements to repurchase and mortgage loan participation and sale agreement are classified as “Level 3” financial statement items as of December 31, 2015 due to the lack of current market activity and the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, Federal Home Loan Bank Advances, Mortgage loan participation and sale agreement and Notes payable approximate the agreements’ carrying values due to the immediate realizability of cash at their carrying amounts and to the borrowing agreements’ short terms and variable interest rates.

The Exchangeable Notes are carried at amortized cost. The fair value of the Exchangeable Notes at December 31, 2015 and December 31, 2014 was $230.0 million and $239.0 million, respectively. The fair value of the Exchangeable Notes is estimated using a broker indication of value. The Company has classified the Exchangeable Notes as “Level 3” financial statement items as of December 31, 2015 due to the lack of current market activity.

Valuation Techniques and Inputs

Most of the Company’s assets and the Asset-backed financing of a VIE are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” financial statement items, the Manager has assigned responsibility for estimating fair value of these items to specialized staff and subjects the valuation process to significant executive management oversight. The Manager’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” financial statement items other than IRLCs and maintaining its valuation policies and procedures.

With respect to its Level 3 valuations, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” financial statement items, including the models’ performance versus actual results, and reports those results to the Manager’s senior management valuation committee. The Manager’s senior management valuation committee includes PFSI’s chief executive, financial, operating, risk and asset/liability management officers.

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

The fair value of our IRLCs is developed by the Manager’s Capital Markets Risk Management Staff and is reviewed by the Manager’s Capital Markets Operations group.

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” financial statement items:

Mortgage-Backed Securities

The Company’s MBS include Agency and senior non-agency MBS. The Company categorizes its current holdings of MBS as “Level 2” financial statement items. Fair value of these MBS is established based on quoted market prices for the Company’s MBS or similar securities.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” financial statement items. The fair values of mortgage loans acquired for sale at fair value are established using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

•	Loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value held outside the VIE and mortgage loans under forward purchase agreements at fair value, are categorized as “Level 3” financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds and loss severities or contracted selling price.

The valuation process includes the computation by stratum of the mortgage loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in input variables such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the mortgage loan valuation.

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective mortgage loan’s delinquency status and history at period-end from the later of the beginning of the period or acquisition date.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	December 31, 2015	December 31, 2014
Discount rate
Range	2.5% – 15.0%	2.3% – 15.0%
Weighted average	7.1%	7.7%
Twelve-month projected housing price index change
Range	1.5% – 5.1%	4.0% – 5.3%
Weighted average	3.6%	4.8%
Prepayment speed (1)
Range	0.1% – 9.6%	0.0% – 6.5%
Weighted average	3.7%	3.1%
Total prepayment speed (2)
Range	0.5% – 27.2%	0.0% – 27.9%
Weighted average	19.6%	21.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

Key inputs	December 31, 2015	December 31, 2014
Unpaid principal balance of underlying mortgage loans (in thousands)	$51,966,405	$28,227,340
Average servicing fee rate (in basis points)	32	31
Average ESS rate (in basis points)	17	16
Pricing spread (1)
Range	4.8% – 6.5%	1.7% – 12.0%
Weighted average	5.7%	5.3%
Life (in years)
Range	1.4 – 9.0	0.4 – 7.3
Weighted average	6.9	5.8
Annual total prepayment speed (2)
Range	5.2% – 52.4%	7.6% – 74.6%
Weighted average	9.6%	11.2%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” financial statement item. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will be purchased under the commitment as a percentage of the commitments it has made (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for mortgage loan principal and interest payment cash flows that have decreased in fair value.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	December 31, 2015	December 31, 2014
Pull-through rate
Range	60.2% – 100.0%	65.0% – 98.0%
Weighted average	92.4%	94.9%
MSR value expressed as:
Servicing fee multiple
Range	2.1 – 6.2	0.7 – 5.2
Weighted average	4.9	4.3
Percentage of unpaid principal balance
Range	0.5% – 3.8%	0.2% – 1.3%
Weighted average	1.2%	1.1%

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the underlying mortgage loans, thereby reducing MSR fair value. Reductions in the fair value of MSRs affect income primarily through change in fair value and change in impairment. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2015		2014		2013
Key inputs	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and unpaid principal balance of underlying mortgage loan amounts in thousands)
MSR recognized	$140,511	$13,963	$73,640	$47,693	$159,961	$23,071
Unpaid principal balance of underlying mortgage loans	$12,195,574	$1,430,795	$6,800,637	$4,573,369	$13,343,793	$2,148,185
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25	26	26
Pricing spread (1)
Range	6.5% – 17.5%	7.2% – 16.3%	6.3% – 17.5%	8.5% – 14.3%	5.4% – 17.5%	7.4% – 14.4%
Weighted average	7.9%	8.5%	8.6%	9.1%	6.7%	8.2%
Life (in years)
Range	1.3 – 12.0	2.2 – 9.4	1.1 – 7.3	1.6 – 7.3	1.3 – 7.3	2.7 – 7.3
Weighted average	6.9	6.4	6.4	7.1	6.4	6.9
Annual total prepayment speed (2)
Range	3.5% – 51.0%	6.8% – 34.2%	7.6% – 56.4%	8.0% – 42.7%	7.6% – 51.8%	7.9% – 27.0%
Weighted average	9.0%	12.3%	9.6%	9.7%	9.1%	10.0%
Annual per-loan cost of servicing
Range	$62 – $134	$62 – $68	$59 – $140	$59 – $140	$68 – $140	$68 – $68
Weighted average	$64	$65	$69	$68	$68	$68

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Annual total prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on fair value from adverse changes in those inputs:

	December 31, 2015		December 31, 2014
	Amortized cost (1)	Fair value	Amortized cost (1)	Fair value
	(Carrying value, unpaid principal balance and effect on fair value amounts in thousands)
Carrying value	$393,157	$66,584	$300,422	$57,358

Key inputs:
Unpaid principal balance of underlying mortgage loans	$35,841,654	$6,458,684	$28,006,797	$6,278,676
Weighted-average annual servicing fee rate (in basis points)	26	25	26	25
Weighted-average note interest rate	3.9%	4.7%	3.8%	4.8%
Pricing spread (2)
Range	7.2% – 10.7%	7.2% – 10.2%	6.3% – 17.5%	8.1% – 16.3%
Weighted average	7.3%	7.2%	7.9%	10.3%
Effect on fair value of a:
5% adverse change	$(6,411)	$(944)	$(5,801)	$(937)
10% adverse change	$(12,635)	$(1,862)	$(11,410)	$(1,845)
20% adverse change	$(24,553)	$(3,621)	$(22,086)	$(3,577)
Weighted average life (in years)
Range	1.3 – 7.7	2.5 – 6.1	1.8 – 7.2	1.8 – 7.2
Weighted average	7.2	6.1	6.4	6.7
Prepayment speed (3)
Range	8.1% – 51.5%	9.2% – 32.5%	7.8% – 47.9%	8.0% – 39.6%
Weighted average	9.6%	13.2%	8.8%	11.4%
Effect on fair value of a:
5% adverse change	$(8,159)	$(1,793)	$(6,166)	$(1,430)
10% adverse change	$(16,024)	$(3,502)	$(12,138)	$(2,803)
20% adverse change	$(30,938)	$(6,692)	$(23,532)	$(5,394)
Annual per-loan cost of servicing
Range	$68 – $68	$68 – $68	$62 – $134	$62 – $134
Weighted average	$68	$68	$62	$62
Effect on fair value of a:
5% adverse change	$(2,742)	$(470)	$(1,807)	$(334)
10% adverse change	$(5,484)	$(940)	$(3,614)	$(668)
20% adverse change	$(10,968)	$(1,880)	$(7,228)	$(1,337)

(1)	The effect on fair value of an adverse change in pricing spread, prepayment speed or per-loan cost of servicing may result in recognition of MSR impairment. The extent of impairment recognized will depend on the relationship of fair value to the carrying value of MSRs at the measurement date.
(2)	Pricing spread represents a margin that is added to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

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

Securities Sold Under Agreements to Repurchase

Fair value of securities sold under agreements to repurchase approximates the accrued cost of the agreements, due to the variable interest rates and short maturities of such agreements.

Note 9—Short-Term Investments

The Company’s short-term investments are comprised of deposit accounts with U.S. commercial banks.

Note 10—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	December 31, 2015		December 31, 2014
	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
Loan type	(in thousands)
Conventional:
Agency-eligible	$540,947	$525,192	$287,300	$274,650
Jumbo	54,613	54,096	137,440	134,079
Held for sale to PennyMac Loan Services, LLC — Government insured or guaranteed	669,288	637,666	209,325	198,265
Commercial real estate loans	14,590	14,461	—	—
Mortgage loans repurchased pursuant to representations and warranties	4,357	4,604	3,657	3,634

	$1,283,795	$1,236,019	$637,722	$610,628

Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,204,462		$609,608
Federal Home Loan Bank (“FHLB”) advances	$63,993		$—
Mortgage loan participation and sale agreements	$—		$20,862

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee of three basis points on the UPB plus interest for the period it holds each such mortgage loan.

Note 11—Derivative Financial Instruments

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held by VIE, ESS, IRLCs and MSRs. The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company is exposed to price risk relative to its mortgage loans acquired for sale and to the IRLCs it issues to correspondent lenders. The Company bears price risk from the time an IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. The Company is exposed to loss if mortgage interest rates increase, because the fair value of the purchase commitment or mortgage loan acquired for sale decreases.

The Company is exposed to risk relative to the fair value of its mortgage loans at fair value. The Company is exposed to loss in fair value of its mortgage loans at fair value when interest rates increase. The Company includes mortgage loans at fair value in its hedging activities. The Company is also exposed to risk relative to the fair value of its MSRs and ESS. The Company is exposed to loss in fair value of its MSRs and ESS when interest rates decrease. The Company includes MSRs and ESS in its hedging activities.

The Company uses Eurodollar futures, which settle daily, with the intention of moderating the risk of changing market interest rates that will result in unfavorable changes in the value of the Company’s fixed-rate assets and economic performance of its LIBOR-indexed variable interest rate repurchase agreement liabilities.

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to mortgage loans it sells into Fannie Mae guaranteed securitizations in exchange for a portion of the contractual guarantee fee related to such securitizations. The Company’s remaining derivative financial instrument transactions, except for IRLCs, are in support of its risk management activities. IRLCs are generated in the normal course of business when the Company commits to purchase mortgage loans acquired for sale.

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	December 31, 2015			December 31, 2014
		Fair value			Fair value
Instrument	Notional amount	Derivative assets	Derivative liabilities	Notional amount	Derivative assets	Derivative liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	970,067	$4,983	$337	695,488	$5,678	$17
Used for hedging purposes:
Forward sales contracts	2,450,642	2,604	2,680	1,601,282	52	6,649
Forward purchase contracts	2,469,550	2,444	3,774	1,100,700	3,775	34
MBS put options	375,000	93	—	340,000	374	—
Eurodollar future sales contracts	1,755,000	—	—	7,426,000	—	—
Eurodollar future purchase contracts	—	—	—	800,000	—	—
Treasury future contracts	—	—	—	85,000	—	478
Call options on interest rate futures	50,000	1,156	305	1,030,000	3,319	—
Put options on interest rate futures	1,600,000	1,512	39	275,000	193	—
CRT Agreements	4,546,265	593	—	—	—	—

Total derivative instruments before netting		13,385	7,135		13,391	7,178
Netting		(3,300)	(3,978)		(2,284)	(4,748)

		$10,085	$3,157		$11,107	$2,430

Margin deposits with derivatives counterparties		$679			$2,465

The following tables summarize the notional amount activity for derivatives arising from CRT Agreements and derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale, MSRs, mortgage loans at fair value held in a VIE and MBS.

	Year ended December 31, 2015
Instrument	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year
	(in thousands)
Forward sales contracts	1,601,283	51,449,971	(50,600,612)	2,450,642
Forward purchase contracts	1,100,700	37,757,703	(36,388,853)	2,469,550
MBS put options	340,000	2,177,500	(2,142,500)	375,000
MBS call options	—	140,000	(140,000)	—
Eurodollar future sale contracts	7,426,000	385,000	(6,056,000)	1,755,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future contracts	85,000	161,500	(246,500)	—
Call options on interest rate futures	1,030,000	4,510,000	(5,490,000)	50,000
Put options on interest rate futures	275,000	5,743,000	(4,418,000)	1,600,000
CRT Agreements	—	4,602,507	(56,242)	4,546,265

	Year ended December 31, 2014
Instrument	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year
	(in thousands)
Forward sales contracts	3,588,027	45,904,253	(47,890,997)	1,601,283
Forward purchase contracts	2,781,066	33,418,838	(35,099,204)	1,100,700
MBS put option	55,000	2,087,500	(1,802,500)	340,000
MBS call option	110,000	230,000	(340,000)	—
Eurodollar future sale contracts	8,779,000	3,032,000	(4,385,000)	7,426,000
Eurodollar future purchase contracts	—	4,087,000	(3,287,000)	800,000
Treasury future sale contracts	105,000	482,600	(502,600)	85,000
Treasury future purchase contracts	—	439,200	(439,200)	—
Put options on interest rate futures	52,500	1,687,500	(1,465,000)	275,000
Call options on interest rate futures	—	3,530,000	(2,500,000)	1,030,000

	Year ended December 31, 2013
Instrument	Balance, beginning of year	Additions	Dispositions/ expirations	Balance, end of year
	(in thousands)
Forward sales contracts	4,266,983	72,719,643	(73,398,599)	3,588,027
Forward purchase contracts	2,206,539	56,191,824	(55,617,297)	2,781,066
MBS put option	495,000	3,335,000	(3,775,000)	55,000
MBS call option	—	2,310,000	(2,200,000)	110,000
Eurodollar future sale contracts	—	19,852,000	(11,073,000)	8,779,000
Eurodollar future purchase contracts	—	660,000	(660,000)	—
Treasury future sale contracts	—	180,000	(75,000)	105,000
Treasury future purchase contracts	—	75,000	(75,000)	—
Put options on interest rate futures	—	260,000	(207,500)	52,500
Call options on interest rate futures	—	42,500	(42,500)	—

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

	Income statement line	Year ended December 31,
		2015	2014	2013
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$37,725	$73,693	$56,841
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(16,781)	$(68,679)	$151,641
Mortgage servicing rights	Net loan servicing fees	$481	$11,527	$(1,987)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$(19,353)	$(22,565)	$(9,358)
CRT Agreements	Net gain on investments	$593	$—	$—

Note 12—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2015		December 31, 2014
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans
Nonperforming mortgage loans	$1,222,956	$1,702,548	$1,535,317	$2,246,585
Performing mortgage loans:
Fixed interest rate	417,658	535,610	322,704	449,496
Adjustable-rate/hybrid	160,051	185,997	127,405	162,329
Interest rate step-up	299,569	412,749	213,999	323,350
Balloon	160	204	158	210

	877,438	1,134,560	664,266	935,385
Fixed interest rate jumbo mortgage loans held in a VIE	455,394	454,935	527,369	517,500

	$2,555,788	$3,292,043	$2,726,952	$3,699,470

Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$2,067,341		$2,543,242
FHLB advances	$134,172		$—
Asset-backed financing of the VIE at fair value	$455,394		$527,369

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	December 31, 2015	December 31, 2014
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	72%	75%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	48%	55%
Percentage of mortgage loans secured by California real estate	22%	22%
Additional states contributing 5% or more of mortgage loans	New York New Jersey Florida	New York New Jersey Florida

Note 13—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$303,228	$138,942	$88,078
Purchases	—	3,049	82
Transfers from mortgage loans at fair value and advances	307,455	364,945	185,061
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(8,827)	—	—
Transfers from REO under forward purchase agreements	—	12,737	117
Results of REO:
Valuation adjustments, net	(40,432)	(45,476)	(24,002)
Gain on sale, net	21,255	13,498	10,531

	(19,177)	(31,978)	(13,471)
Proceeds from sales	(240,833)	(184,467)	(120,925)

Balance at end of year	$341,846	$303,228	$138,942

At end of year:
REO pledged to secure assets sold under agreements to repurchase	$245,647	$138,284	$17,453

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$37,696	$12,365	$71,951

Note 14—Real Estate Acquired in Settlement of Loans Under Forward Purchase Agreements

The Company held no real estate acquired in settlement of loans under forward purchase agreements during the year ended December 31, 2015. Following is a summary of the activity in REO under forward purchase agreements during the years ended December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(in thousands)
Balance at beginning of year	$9,138	$—
Purchases	68	4
Transfers from mortgage loans under forward purchase agreements at fair value and advances	9,369	9,922
Transfers to REO	(12,737)	(117)
Results of REO under forward purchase agreements:
Valuation adjustments, net	(779)	(112)
Gain on sale, net	306	92

	(473)	(20)
Proceeds from sales	(5,365)	(651)

Balance at end of year	$—	$9,138

Note 15—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance at beginning of year	$57,358	$26,452	$1,346
Purchases	2,335	—	1,419
MSRs resulting from mortgage loan sales	13,963	47,693	23,071
Changes in fair value:
Due to changes in valuation inputs or assumptions used in valuation model (1)	312	(11,455)	1,338
Other changes in fair value (2)	(7,384)	(5,193)	(722)

	(7,072)	(16,648)	616

Sales	—	(139)	—

Balance at end of year	$66,584	$57,358	$26,452

MSRs pledged to secure note payable at end of year	$66,584	$—	$—

(1)	Principally reflects changes in pricing spread (discount rates) and prepayment speed inputs, primarily due to changes in interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at amortized cost:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Amortized Cost:
Balance at beginning of year	$308,137	$266,697	$132,977
MSRs resulting from loan sales	140,511	73,640	159,961
Amortization	(43,982)	(31,911)	(26,241)
Sales	(565)	(289)	—

Balance at end of year	404,101	308,137	266,697

Valuation Allowance:
Balance at beginning of year	(7,715)	(2,577)	(7,547)
(Additions) reversals	(3,229)	(5,138)	4,970

Balance at end of year	(10,944)	(7,715)	(2,577)

MSRs, net	$393,157	$300,422	$264,120

Fair value at beginning of year	$322,230	$289,737	$126,995
Fair value at end of year	$424,154	$322,230	$289,737
MSRs pledged to secure note payable	$393,157	$—	$—

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the December 31, 2015 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Year ended December 31,	Estimated MSR amortization
(in thousands)
2016	$50,798
2017	45,300
2018	39,985
2019	35,292
2020	31,177
Thereafter	201,549

Total	$404,101

Servicing fees relating to MSRs are recorded in Net loan servicing fees on the consolidated statements of income and are summarized below for the years presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Contractually-specified servicing fees	$97,633	$76,300	$50,716

Note 16—Assets Sold under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
During the year:
Weighted-average interest rate (1)	2.33%	2.12%	2.43%
Average balance	$3,046,963	$2,311,273	$1,552,912
Total interest expense	$79,869	$58,304	$47,790
Maximum daily amount outstanding	$4,710,412	$3,203,989	$3,124,616
At year end:
Amount outstanding	$3,130,328	$2,730,130	$2,039,605
Unamortized commitment fees and debt issuance costs	(1,548)	(1,103)	(602)

Balance	$3,128,780	$2,729,027	$2,039,003

Weighted-average interest rate	2.33%	2.32%	2.29%
Available borrowing capacity:
Committed	$231,913	$652,360	$1,467,138
Uncommitted	661,756	695,000	150,000

	$893,669	$1,347,360	$1,617,138

Margin deposits placed with counterparties	$7,268	$5,579	$3,201
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$313,753	$307,363	$197,401
Mortgage loans acquired for sale at fair value	1,204,462	609,608	454,210
Mortgage loans at fair value	2,067,341	2,543,242	2,315,313
Real estate acquired in settlement of loans	283,343	150,649	89,404

	$3,868,899	$3,610,862	$3,056,328

(1)	Excludes the amortization of commitment fees and issuance costs of $8.9 million, $9.4 million, and $10.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by maturity date:

Remaining Maturity at December 31, 2015	Contractual balance
(in thousands)
Within 30 days	$1,304,803
Over 30 to 90 days	170,403
Over 90 days to 180 days	—
Over 180 days to 1 year	1,280,861
Over 1 year to 2 years	374,261

$3,130,328

Weighted average maturity (in months)	6.0

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2015:

Mortgage loans acquired for sale, mortgage loans and REO sold under agreements to repurchase

Counterparty	Amount at risk	Mortgage loans acquired for sale Weighted-average repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$373,017	January 27, 2016	October 20, 2016
Credit Suisse First Boston Mortgage Capital LLC	$300,147	January 21, 2016	January 21, 2016
JPMorgan Chase & Co.	$156,700	—	January 26, 2017
Bank of America, N.A.	$36,921	January 29, 2016	January 29, 2016
Morgan Stanley	$13,293	February 20, 2016	December 16, 2016
Barclays	$1,600	March 22, 2016	September 13, 2016

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Maturity
	(in thousands)
Citibank, N.A.	$456	March 30, 2016
JPMorgan Chase & Co.	$29,840	January 15, 2016
Bank of America, N.A.	$19,905	January 17, 2016
Daiwa Capital Markets America Inc.	$7,640	February 3, 2016
BNP Paribas Corporate & Institutional Bank	$3,817	January 19, 2016

The following is a summary of the tangible net worth and minimum required amounts for the Company and certain of its subsidiaries at December 31, 2015 to comply with the debt covenants contained in the borrowing agreements:

	Tangible net worth as of December 31, 2015
Entity	Balance	Minimum required
	(in thousands)
PennyMac Mortgage Investment Trust	$1,496,113	$860,000
Operating Partnership	$1,536,295	$700,000
PennyMac Holdings, LLC	$919,638	$250,000
PennyMac Corp.	$396,780	$150,000

Note 17—Mortgage Loan Participation and Sale Agreement

One of the borrowing facilities secured by mortgage loans acquired for sale is in the form of a mortgage loan participation and sale agreement. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such mortgage loans and the sale of the resulting security. A commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

The mortgage loan participation and sale agreement is summarized below:

	Year ended December 31,
	2015	2014
	(dollars in thousands)
During the year:
Weighted-average interest rate (1)	1.62%	1.42%
Average balance	$49,318	$44,770
Total interest expense	$1,001	$912
Maximum daily amount outstanding	$148,032	$116,363
At year end:
Amount outstanding	$—	$20,236
Unamortized debt issuance costs	—	(14)

Balance	$—	$20,222

Weighted-average interest rate	0.00%	1.42%
Mortgage loans pledged to secure mortgage loan participation and sale agreement	—	$20,862

(1)	Excludes the effect of amortization of commitment fees of $193,000 and $266,000 for the years ended December 31, 2015 and 2014, respectively.

Note 18—Federal Home Loan Bank Advances

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

The FHLB advances are summarized below:

Year ended December 31, 2015
(dollars in thousands)
During the year:
Weighted-average interest rate	0.30%
Average balance	$89,512
Total interest expense	$275
Maximum daily amount outstanding	$196,100
At year end:
Balance	$183,000
Weighted-average interest rate	0.30%
Fair value of assets securing FHLB advances:
Mortgage-backed securities	$8,720
Mortgage loans acquired for sale at fair value	63,993
Mortgage loans at fair value	134,172

$206,885

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule establishing new requirements for membership in the Federal Home Loan Banks (“FHLBanks”). The final rule excludes captive insurance companies such as the Company’s insurance subsidiary, Copper Insurance, LLC from membership.

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid $83.0 million of the advances outstanding and expects to repay the unpaid balance outstanding at February 25, 2016, of $100.0 million on or before its maturity on March 3, 2016.

Note 19—Notes Payable

On March 31, 2015, the Company, through its wholly-owned subsidiary, PMC, entered into a Loan and Security Agreement with Citibank, N.A., pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Freddie Mac MBS in an aggregate loan amount not to exceed $125 million. The note matures on March 29, 2016.

On September 14, 2015, the Company, through its wholly-owned subsidiary, PMC, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae MBS in an aggregate loan amount not to exceed $200 million. The note matures on September 13, 2016, subject to a wind down period of up to one year following such maturity date.

Following is a summary of financial information relating to the notes payable:

Year ended December 31, 2015
(dollars in thousands)
During the year:
Weighted-average interest rate (1)	4.31%
Average balance	$119,307
Total interest expense	$6,826
Maximum daily amount outstanding	$236,107
At year end:
Amount outstanding	$236,107
Unamortized commitment fees and debt issuance costs	(92)

Balance	$236,015

Weighted-average interest rate	4.53%
Mortgage servicing rights pledged to secure notes payable	$459,741

(1)	Excludes the effect of amortization of commitment fees of $1.6 million for the year ended December 31, 2015.

Note 20—Borrowings under Forward Purchase Agreements

There were no borrowings under forward purchase agreements during the year ended December 31, 2015. Following is a summary of financial information relating to borrowings under forward purchase agreements:

	Year ended December 31,
	2014	2013
	(dollars in thousands)
During the year:
Weighted-average effective interest rate	2.84%	2.94%
Weighted-average balance	$82,056	$124,394
Interest expense	$2,364	$3,707
Maximum daily amount outstanding	$226,848	$244,047
At year end:
Balance	$—	$226,580
Interest rate	0.00%	3.02%
Fair value of underlying loans and REO	$—	$226,833

Note 21—Asset-Backed Financing of the VIE at Fair Value

Following is a summary of financial information relating to the asset-backed financing of the VIE at fair value:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
During the year:
Weighted-average fair value	$186,430	$167,752	$43,108
Interest expense	$6,840	$6,489	$1,612
Weighted-average effective interest rate	3.35%	3.82%	3.69%
At year end:
Fair value	$247,690	$165,920	$165,415
Unpaid principal balance	$248,284	$159,736	$167,694
Interest rate	3.50%	3.50%	3.50%

The asset-backed financing of the VIE at fair value is a non-recourse liability and secured solely by the assets of the VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 22—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of the Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of December 31, 2015, which exchange rate increased from the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of cumulative cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2015	2014	2013
	(dollars in thousands)
During the year:
Weighted-average unpaid principal balance	$250,000	$250,000	$168,493
Interest expense (1)	$14,413	$14,357	$9,580
At year end:
Carrying value:
Unpaid principal balance	$250,000	$250,000	$250,000
Unamortized issuance costs	(4,946)	(5,921)	(6,800)

	$245,054	$244,079	$243,200

(1)	Total interest expense includes amortization of debt issuance costs of $975,000, $920,000 and $584,000 during the years ended December 31, 2015, 2014 and 2013, respectively.

Note 23—Liability for Losses under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Balance, beginning of year	$14,242	$10,110	$4,441
Provision for losses	5,771	4,255	5,669
Losses incurred	(176)	(123)	—
Recoveries	334	—	—

Balance, end of year	$20,171	$14,242	$10,110

Unpaid principal balance of mortgage loans subject to representations and warranties at year end	$41,842,601	$34,673,414	$25,652,972

Note 24—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2015, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

December 31, 2015
(in thousands)
Commitments to purchase mortgage loans:
Mortgage loans acquired for sale at fair value	$970,067

Note 25—Shareholders’ Equity

Common Share Repurchases

On August 19, 2015, the Company announced that its board of trustees authorized a common share repurchase program under which the Company may repurchase up to $150 million of its outstanding common shares. During the year ended December 31, 2015, 1.0 million common shares were repurchased by the Company at a cost of $16.3 million. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

Common Share Issuances

The Company entered into an ATM Equity Offering Sales AgreementSM on February 12, 2014. During the year ended December 31, 2015, the Company did not sell any common shares under the agreement. During the year ended December 31, 2014, the Company sold a total of 3,817,611 of its common shares at a weighted average price of $23.73 per share, providing net proceeds to the Company of approximately $89.6 million, net of sales commissions of $970,000.

At December 31, 2015 the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM.

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

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. During the years ended December 31, 2015, 2014 and 2013, $237,000, $651,000 and $944,000 was paid to PCM, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. During the years ended December 31, 2015, 2014 and 2013, $473,000, $1.7 million, and $1.9 million, respectively was paid to the underwriters. The Reimbursement Agreement expires on February 1, 2019.

Note 26—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash (loss) gain:
Mortgage loans	$(76,914)	$(20,989)	$(197,580)
Hedging activities	(17,742)	(57,161)	136,829

	(94,656)	(78,150)	(60,751)

Non cash (loss) gain:
Receipt of MSRs in loan sale transactions	154,474	121,333	183,032
Provision for losses relating to representations and warranties provided in loan sales	(5,771)	(4,255)	(5,669)
Change in fair value during the year of financial instruments held at year end:
IRLCs	(1,015)	4,412	(18,230)
Mortgage loans	(2,977)	3,825	(9,265)
Hedging derivatives	961	(11,518)	9,552

	(3,031)	(3,281)	(17,943)

	$51,016	$35,647	$98,669

Note 27—Net Interest Income

Net interest income is summarized for the years presented below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$815	$604	$542
Mortgage-backed securities	10,267	8,226	2,138
Agency debt security	—	—	222
Mortgage loans acquired for sale at fair value	48,281	23,974	33,726
Mortgage loans at fair value	96,536	100,340	75,759
Mortgage loans under forward purchase agreements	—	3,584	3,659
Mortgage loans at fair value held by VIE	19,903	22,280	5,516
Other	178	48	209

	175,980	159,056	121,771
From PFSI:
Excess servicing spread purchased from PFSI, at fair value	25,365	13,292	1,091

	201,345	172,348	122,862

Interest expense:
From nonaffiliates:
Assets sold under agreements to repurchase	79,869	58,304	47,790
Mortgage loans participation and sale agreement	1,001	912	—
FHLB advances	275	—	—
Notes payable	6,826	—	—
Asset-backed financings of VIEs at fair value(1)	13,754	6,490	1,612
Exchangeable senior notes	14,413	14,358	9,580
Borrowings under forward purchase agreements	—	2,363	3,707
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,207	2,004	1,694
Interest on mortgage loan impound deposits	1,020	1,158	839

	121,365	85,589	65,222
From PFSI:
Note payable to PFSI	3,343	—	—

	124,708	85,589	65,222

Net interest income	$76,637	$86,759	$57,640

(1)	Includes interest expense from Asset-backed financing of the VIE at fair value and CRT Agreements financing at fair value.

Note 28—Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Net gain (loss) on investments:
From nonaffiliates:
Mortgage-backed securities	$(5,224)	$10,416	$365
Mortgage loans at fair value	81,133	215,483	209,378
Mortgage loans held in a VIE	(10,663)	27,768	(6,300)
CRT Agreements	593	—	—
Asset-backed financings of VIEs at fair value	4,260	(8,459)	2,279
Agency debt security	—	—	1,725
Hedging derivatives	(19,353)	(22,565)	(2,112)

	50,746	222,643	205,335
From PFSI - Excess servicing spread	3,239	(20,834)	2,423

	$53,985	$201,809	$207,758

Note 29—Net Loan Servicing Fees

Net loan servicing fees is summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Servicing fees (1)	$102,147	$80,008	$54,724
MSR recapture fee receivable from PFSI	787	9	709
Effect of MSRs:
Carried at lower of amortized cost or fair value
Amortization	(43,982)	(31,911)	(26,241)
(Provision for) reversal of impairment	(3,229)	(5,138)	4,970
Gain on sale	187	46	—
Carried at fair value - change in fair value	(7,072)	(16,648)	616
Gains (losses) on hedging derivatives	481	11,527	(1,987)

	(53,615)	(42,124)	(22,642)

Net loan servicing fees	$49,319	$37,893	$32,791

Average servicing portfolio	$38,450,379	$30,720,168	$19,634,411

(1)	Includes contractually specified servicing and ancillary fees.

Note 30—Share-Based Compensation Plans

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Operating Partnership) and other awards based on PMT’s shares that may be made by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities. The equity incentive plan is administered by the Company’s compensation committee, pursuant to authority delegated by the board of trustees, which has the authority to make awards to the eligible participants referenced above, and to determine what form the awards will take, and the terms and conditions of the awards.

The Company’s equity incentive plan allows for grants of share-based awards up to an aggregate of 8% of PMT’s issued and outstanding shares on a diluted basis at the time of the award.

The shares underlying award grants will again be available for award under the equity incentive plan if:

•	any shares subject to an award granted under the equity incentive plan are forfeited, canceled, exchanged or surrendered;

•	an award terminates or expires without a distribution of shares to the participant; or

•	shares are surrendered or withheld by PMT as payment of either the exercise price of an award and/or withholding taxes for an award.

Restricted share units have been awarded to trustees and officers of the Company and to employees of PCM and PFSI at no cost to the grantees. Such awards generally vest over a one- to four-year period.

The Company’s estimate of fair value includes assumed grantee vesting rates of 100% per year.

The table below summarizes restricted share unit activity and compensation expense:

	Year ended December 31,
	2015	2014	2013
Number of units:
Outstanding at beginning of year	725,412	661,372	665,617
Granted	310,636	300,131	255,445
Vested	(301,763)	(234,466)	(253,509)
Canceled	(500)	(1,625)	(6,181)

Outstanding at end of year	733,785	725,412	661,372

Weighted Average Grant Date Fair Value:
Outstanding at beginning of year	$21.00	$19.95	$15.92
Granted	$21.06	$21.05	$23.91
Vested	$19.65	$19.68	$13.40
Expired or canceled	$21.29	$18.74	$20.06
Outstanding at end of year	$21.26	$21.00	$19.95
Compensation expense recorded during the year	$6,345,000	$7,107,000	$6,763,000
Fair value of vested units during the year	$5,928,569	$4,615,298	$3,727,420
Year end:
Units available for future awards (1)	5,226,312	5,293,433	5,029,174
Unamortized compensation cost	$5,464,829	$7,023,418	$6,178,000

(1)	Based on shares outstanding as of December 31, 2015. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of December 31, 2015, 733,531 restricted share units with a weighted average grant date fair value of $21.26 per share unit are expected to vest over their average remaining vesting period of 20 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 31—Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Common overhead allocation from PFSI (1)	$10,742	$10,477	$10,423
Loan origination	4,686	2,638	4,584
Insurance	1,304	989	890
Technology	1,279	984	826
Securitization	—	(150)	1,742
Other expenses	3,146	2,463	2,735

	$21,157	$17,401	$21,200

(1)	For the year ended December 31, 2015, in accordance with the terms of the management agreement, PCM provided the Company discretionary waivers of $1.6 million of overhead expenses that otherwise would have been allocable to the Company. On December 15, 2015, the Company amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Company is capped at an amount equal to the quotient of (i) the product of (A) 70 basis points (0.0070), multiplied by (B) shareholders’ equity (as defined in the management agreement) as of the last day of such quarter, divided by (ii) four (4).

Note 32—Income Taxes

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

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2015	41%	25%	34%
2014	86%	14%	0%
2013	83%	17%	0%

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

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These federal income tax returns for 2012 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2011 and forward. No returns are currently under examination.

The following table details the Company’s income tax (benefit) expense which relates primarily to the TRSs for the years presented:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Current expense (benefit):
Federal	$671	$352	$(10,014)
State	204	104	(2,232)

Total current expense (benefit)	875	456	(12,246)

Deferred (benefit) expense:
Federal	(13,124)	(10,232)	20,737
State	(4,547)	(5,304)	5,954

Total deferred (benefit) expense	(17,671)	(15,536)	26,691

Total (benefit) provision for income taxes	$(16,796)	$(15,080)	$14,445

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$25,656	35.0%	$62,812	35.0%	$75,122	35.0%
Effect of non-taxable REIT income	(40,366)	-55.1%	(74,480)	(41.5%)	(63,564)	(29.6)%
State income taxes, net of federal benefit	(2,823)	-3.9%	(3,380)	(1.9%)	2,419	1.1%
Other	737	1.1%	(32)	0.0%	468	0.2%
Valuation allowance	—	0.0%	—	0.0%	—	0.0%

(Benefit) provision for income taxes	$(16,796)	-22.9%	$(15,080)	(8.4%)	$14,445	6.7%

The Company’s components of the provision for deferred income taxes are as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Real estate valuation loss	$(1,577)	$(5,079)	$2,651
Mortgage servicing rights	(31,324)	27,996	66,284
Net operating loss carryforward	33,297	(35,963)	(38,783)
Liability for losses under representations and warranties	(2,467)	(5,944)	—
Excess interest expense disallowance	(15,384)	—	—
Other	(216)	3,454	(3,461)
Valuation allowance	—	—	—

Total (benefit) provision for deferred income taxes	$(17,671)	$(15,536)	$26,691

The components of income taxes payable are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)

Taxes currently receivable	$1,669	$1,428
Deferred income taxes payable	(35,174)	(52,845)

Income taxes payable	$(33,505)	$(51,417)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2015	December 31, 2014
	(in thousands)
Deferred income tax assets:
REO valuation loss	$12,274	$10,697
Net operating loss carryforward	40,572	73,869
Liability for losses under representations and warranties	8,411	5,944
Excess interest expense disallowance	15,384
Other	426	2,112

Gross deferred tax assets	77,067	92,622

Deferred income tax liabilities:
Mortgage servicing rights	(112,241)	(143,565)
Other	—	(1,902)

Gross deferred tax liabilities	(112,241)	(145,467)

Net deferred income tax liability	$(35,174)	$(52,845)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of December 31, 2015 and December 31, 2014.

The Company has net operating loss carryforwards of $97.2 million and $87.5 million for the years ended December 31, 2015 and December 31, 2014, respectively, that expire between 2033 and 2035.

At December 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2015 and December 31, 2014.

Note 33—Segments and Related Information

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, REO, MBS, MSRs, ESS, small balance commercial real estate loans and CRT Agreements. The Company seeks to maximize the value of the distressed mortgage loans that it acquires through proprietary loan modification programs, special servicing or other initiatives focused on keeping borrowers in their homes. Where this is not possible, such as in the case of many nonperforming mortgage loans, the Company seeks to effect property resolution in a timely, orderly and economically efficient manner, including through the use of resolution alternatives to foreclosure.

Financial highlights by operating segment are summarized below:

Year ended December 31, 2015	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$39,976	$161,369	$—	$201,345
Interest expense	(19,843)	(104,865)	—	(124,708)

	20,133	56,504	—	76,637
Net gain on mortgage loans acquired for sale	51,016	—	—	51,016
Net gain on investments	—	53,985	—	53,985
Net loan servicing fees	—	49,319		49,319
Other income (loss)	28,822	(11,014)	—	17,808

	99,971	148,794	—	248,765

Expenses:
Loan fulfillment, servicing and management fees payable to PFSI	60,619	68,605	—	129,224
Other	6,450	39,787	—	46,237

	67,069	108,392	—	175,461

Pre-tax income	$32,902	$40,402	$—	$73,304

Total assets at year end	$1,286,138	$4,540,786	$—	$5,826,924

Year ended December 31, 2014	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$24,022	$150,714	$(2,388)	$172,348
Interest expense	(15,899)	(72,078)	2,388	(85,589)

	8,123	78,636	—	86,759
Net gain on mortgage loans acquired for sale	35,647	—	—	35,647
Net gain on investments	—	201,809	—	201,809
Net loan servicing fees	—	37,893		37,893
Other income (loss)	18,290	(23,657)	—	(5,367)

	62,060	294,681	—	356,741

Expenses:
Loan fulfillment, servicing and management fees payable to PFSI	49,872	86,404	—	136,276
Other	3,357	37,644	—	41,001

	53,229	124,048	—	177,277

Pre-tax income	$8,831	$170,633	$—	$179,464

Total assets at year end	$654,476	$4,242,782	$—	$4,897,258

Year ended December 31, 2013	Correspondent production	Investment activities	Intersegment elimination & other	Total
	(in thousands)
Net investment income:
Interest income	$33,727	$94,435	$(5,300)	$122,862
Interest expense	(26,808)	(43,714)	5,300	(65,222)

	6,919	50,721	—	57,640
Net gain on mortgage loans acquired for sale	98,669	—	—	98,669
Net gain on investments	—	207,758	—	207,758
Net loan servicing fees	—	32,791		32,791
Other income (loss)	17,715	(9,055)	—	8,660

	123,303	282,215	—	405,518

Expenses:
Loan fulfillment, servicing and management fees payable to PFSI	78,552	69,699	3,284 (1)	151,535
Other	861	38,487	—	39,348

	79,413	108,186	3,284	190,883

Pre-tax (loss) income	$43,890	$174,029	$(3,284)	$214,635

Total assets at year end	$472,089	$3,831,385	$—	$4,303,474

(1)	Corporate absorption of fulfillment fees for transition adjustment related to the amended and restated management agreement effective February 1, 2013.

Note 34—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2015				2014
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
For the quarter ended:
Net investment income	$50,569	$90,774	$69,765	$37,657	$53,059	$106,530	$120,556	$76,595
Net income	$15,709	$38,812	$28,071	$7,508	$26,511	$54,949	$75,211	$37,873
Earnings per share:
Basic	$0.21	$0.51	$0.37	$0.09	$0.35	$0.74	$1.01	$0.52
Diluted	$0.21	$0.49	$0.36	$0.09	$0.34	$0.69	$0.93	$0.50
Cash dividends declared per share	$0.47	$0.47	$0.61	$0.61	$0.61	$0.61	$0.59	$0.59
At period end:
Short-term investments at fair value	$41,865	$31,518	$32,417	$44,949	$139,900	$37,452	$104,453	$91,338
Investment securities at fair value	322,473	315,599	287,626	316,292	307,363	267,885	218,725	198,110
Mortgage loans at fair value(1)	3,839,583	3,688,026	4,944,694	4,226,290	3,364,674	3,250,761	3,606,906	3,156,041
Excess servicing spread	412,425	418,573	359,102	222,309	191,166	187,368	190,244	151,019
Real estate acquired in settlement of loans(2)	341,846	353,563	324,278	317,536	303,228	275,185	240,471	186,877
Real estate held for investment	8,796	4,448	1,544	—	—	—	—	—
Mortgage servicing rights(3)	459,741	423,095	394,737	359,160	357,780	345,848	315,484	301,427
Other assets	400,195	357,409	332,976	243,991	233,147	233,519	186,187	135,041

Total assets	$5,826,924	$5,592,231	$6,677,374	$5,730,527	$4,897,258	$4,598,018	$4,862,470	$4,219,853

Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,128,780	$2,925,110	$3,571,181	$3,633,922	$2,749,249	$2,416,047	$2,700,868	$1,886,710
Federal Home Loan Bank advances	183,000	183,000	138,400	—	—	—	—	—

Credit risk transfer financing at fair value	—	—	649,120	—	—	—	—	—

Notes payable	236,015	192,332	244,878	—	—	—	—	—
Borrowings under forward purchase agreements	—	—	—	—	—	—	—	216,614
Asset-backed financing of a VIE at fair value	247,690	234,287	151,489	162,222	165,920	166,841	170,201	166,514
Exchangeable senior notes	245,054	244,805	244,559	244,317	244,079	243,844	243,612	243,384
Other liabilities	290,272	298,267	152,450	147,907	159,838	183,245	170,629	163,349

Total liabilities	4,330,811	4,077,801	5,152,077	4,188,368	3,319,086	3,009,977	3,285,310	2,676,571

Shareholders’ equity	1,496,113	1,514,430	1,525,297	1,542,159	1,578,172	1,588,041	1,577,160	1,543,282

Total liabilities and shareholders’ equity	$5,826,924	$5,592,231	$6,677,374	$5,730,527	$4,897,258	$4,598,018	$4,862,470	$4,219,853

(1)	Includes mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by variable interest entity and mortgage loans under forward purchase agreements at fair value.
(2)	Includes REO and REO under forward purchase agreements.
(3)	Includes mortgage servicing rights at fair value and mortgage servicing rights at lower of amortized cost or fair value.

Note 35—Supplemental Cash Flow Information

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash paid for interest	$117,223	$94,116	$67,374
Income tax paid (refunded), net	$1,116	$(6,562)	$(9,200)
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of loans	$154,474	$121,333	$183,032
Transfer of mortgage loans acquired for sale at fair value to mortgage loans at fair value held by variable interest entity	$—	$—	$536,776
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$307,455	$364,945	$185,061
Transfers of mortgage loans acquired for sale to mortgage loans at fair value	$23,859	$—	$—
Purchase of mortgage loans financed through forward purchase agreements	$—	$2,828	$246,605
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$—	$205,902	$15,347
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$—	$9,369	$9,922
Purchase of REO financed through forward purchase agreements	$—	$68	$4
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$8,827	$—	$—
Receipt of ESS pursuant to recapture agreement with PFSI	$6,728	$7,343	$—
Transfer of REO under forward purchase agreements to REO	$—	$12,737	$117
Non-cash financing activities:
Purchase of mortgage loans financed through forward purchase agreements	$—	$2,828	$246,605
Purchase of REO financed through forward purchase agreements	$—	$68	$4
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$85,134	$2,731	$44,395
Dividends payable	$35,069	$45,894	$41,570

Note 36—Regulatory Net Worth

PMC is a seller-servicer for Fannie Mae and Freddie Mac. To retain its status as an approved seller-servicer, PMC is required to meet Fannie Mae’s and Freddie Mac’s capital standards, which require PMC to maintain a minimum net worth of $59.2 million and $30.9 million, respectively. The Manager believes PMC complies with Fannie Mae’s and Freddie Mac’s net worth requirement as of December 31, 2015.

Note 37—Recently Issued Accounting Pronouncements

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

The Company adopted ASU 2015-03 during the quarter ended June 30, 2015. As a result of the adoption of ASU 2015-03, the Company, on its December 31, 2015 consolidated balance sheet, reclassified $6.6 million in debt issuance costs from Other assets and allocated such costs in the amount of $1.5 million to Assets sold under agreements to repurchase; $92,000 to Notes payable and $4.9 million to Exchangeable senior notes. There were no changes to the Company’s consolidated statements of income or consolidated statements of cash flows as a result of the Company’s adoption of ASU 2015-03.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

ASU 2016-01 requires that:

•	All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings.

•	When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity.

•	For financial instruments measured at amortized cost, public business entities will be required to use the exit price when measuring the fair value of financial instruments for disclosure purposes.

•	Financial assets and financial liabilities shall be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or fair value) and form of financial asset (e.g., loans, securities).

•	Public business entities will no longer be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost.

•	Entities will have to assess the realizability of a deferred tax asset related to a debt security classified as available-for sale in combination with the entity’s other deferred tax assets.

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. All entities can early adopt the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. Early adoption of these provisions can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company is currently assessing the potential effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

Note 38—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Company’s subsidiaries including the Operating Partnership of $700 million (net worth was $919.6 million, which includes PennyMac Holdings, LLC (“PMH”) and PMC); a minimum tangible net worth for PMH of $250 million (net worth was $836 million); and a minimum tangible net worth for PMC of $150 million (net worth was $369.8 million). The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(in thousands)
Assets
Short-term investment	$2,606	$506
Investments in subsidiaries	1,558,728	1,637,927
Receivables from subsidiaries	168	261
Other assets	806	522

Total assets	$1,562,308	$1,639,216

Liabilities
Dividends payable	$34,720	$45,482
Accounts payable and accrued liabilities	2,708	2,988
Capital notes payable to subsidiaries	20,379	—
Due to affiliates	1,247	1,548
Payables to subsidiaries	219	338
Income taxes payable	—	126

	59,273	50,482

Shareholders’ equity	1,503,035	1,588,734

Total liabilities and shareholders’ equity	$1,562,308	$1,639,216

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Income
Dividends from subsidiaries	$171,254	$174,192	$148,520
Intercompany interest	8	15	20
Interest	—	4	4
Other	1,250	1,250	833

Total income	172,512	175,461	149,377

Expenses
Intercompany interest	441	26	39
Other	14	—	—

Total expenses	455	26	39

Income before provision for income taxes and equity in undistributed earnings in subsidiaries	172,057	175,435	149,338
Provision for income taxes	875	372	86

Income before equity in undistributed earnings of subsidiaries	171,182	175,063	149,252
Equity in undistributed earnings of subsidiaries	(78,704)	23,288	49,940

Net income	$92,478	$198,351	$199,192

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Cash flows from operating activities:
Net income	$92,478	$198,351	$199,192
Equity in undistributed earnings of subsidiaries	78,704	(23,288)	(49,940)
Decrease (increase) in receivables from subsidiaries	915	107	(16)
Increase in other assets	(284)	(1)	(316)
Decrease in accounts payable and accrued liabilities	(257)	(837)	(2,582)
Decrease in due to affiliates	(238)	(652)	(1,169)
(Decrease) increase payable to subsidiaries	(119)	(40)	314
(Decrease) increase in income taxes payable	(126)	59	67

Net cash provided by operating activities	171,073	173,699	145,550

Cash flows from investing activities:
Increase in investment in subsidiaries	—	(89,618)	(249,315)
(Increase) decrease in short-term investment	(2,100)	834	2,059

Net cash used by investing activities	(2,100)	(88,784)	(247,256)

Cash flows from financing activities:
Net increase in intercompany unsecured note payable to PMT subsidiary	20,379	—	—
Issuance of common shares	8	90,588	261,595
Payment of common share underwriting and offering costs	—	(1,070)	(12,321)
Repurchases of common shares	(16,338)	—	—
Payment of dividends	(173,022)	(174,433)	(147,568)

Net cash provided (used) by financing activities	(168,973)	(84,915)	101,706

Net change in cash	—	—	—
Cash at beginning of year	—	—	—

Cash at end of year	$—	$—	$—

Non-cash financing activity — dividends payable	$35,069	$45,894	$41,570

Note 39—Subsequent Events

The Manager has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	On January 8, 2016, the Company sold an additional $62.2 million in certificates issued under PMT Loan Trust 2013-J1, thereby reducing the certificates retained by the Company to $146.3 million.

•	On January 12, 2016, the FHFA issued a final rule establishing new requirements for membership in the FHLBanks. The final rule excludes captive insurance companies such as the Company’s insurance subsidiary, Copper Insurance, LLC from membership.

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid $83.0 million of the advances outstanding and expects to repay the unpaid balance outstanding at February 25, 2016, of $100.0 million on or before its maturity on March 3, 2016.

•	During February 2016, the Company repurchased 2.9 million common shares at a cost of $34.1 million under the common share repurchase program described in Note 25 to the consolidated financial statements. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool. In February 2016, the Company’s board of trustees also approved an increase to its share repurchase program pursuant to which the Company is now authorized to repurchase up to $200 million of its common shares.

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

Dated: February 29, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Stanford L. Kurland Stanford L. Kurland	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	February 29, 2016

/s/ Anne D. McCallion Anne D. McCallion	Chief Financial Officer (Principal Financial Officer)	February 29, 2016

/s/ Gregory L. Hendry Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016

/s/ Scott W. Carnahan Scott W. Carnahan	Trustee	February 29, 2016

/s/ Preston DuFauchard Preston DuFauchard	Trustee	February 29, 2016

/s/ Randall D. Hadley Randall D. Hadley	Trustee	February 29, 2016

/s/ Clay A. Halvorsen Clay A. Halvorsen	Trustee	February 29, 2016

/s/ Nancy McAllister Nancy McAllister	Trustee	February 29, 2016

/s/ David A. Spector David A. Spector	Trustee	February 29, 2016

/s/ Stacey D. Stewart Stacey D. Stewart	Trustee	February 29, 2016

/s/ Frank P. Willey Frank P. Willey	Trustee	February 29, 2016