Form 10-Q
period 2016-03-31
PennyMac Mortgage Investment Trust
filed 2016-05-06
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4 , 2016
Common Shares of Beneficial Interest, $0.01 par value	68,587,094

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2016

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Factors that could cause actual results to differ materially from historical results or those anticipated include, but are not limited to:

•	changes in our investment objectives or investment or operational strategies, including any new lines of business or new products and services that may subject us to additional risks;

•	volatility in our industry, the debt or equity markets, the general economy or the real estate finance and real estate markets specifically, whether the result of market events or otherwise;

•	events or circumstances which undermine confidence in the financial markets or otherwise have a broad impact on financial markets, such as the sudden instability or collapse of large depository institutions or other significant corporations, terrorist attacks, natural or man-made disasters, or threatened or actual armed conflicts;

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;

•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;

•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;

•	the inherent difficulty in winning bids to acquire mortgage loans, and our success in doing so;

•	the concentration of credit risks to which we are exposed;

•	the degree and nature of our competition;

•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;

•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;

•	the availability, terms and deployment of short-term and long-term capital;

•	the adequacy of our cash reserves and working capital;

•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;

•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;

•	the performance, financial condition and liquidity of borrowers;

•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;

•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;

•	our indemnification and repurchase obligations in connection with mortgage loans we purchase and later sell or securitize;

•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;

•	increased rates of delinquency, default and/or decreased recovery rates on our investments;

•	our ability to foreclose on our investments in a timely manner or at all;

•	increased prepayments of the mortgages and other loans underlying our mortgage-backed securities (“MBS”) or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;

•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;

•	the effect of the accuracy of or changes in the estimates we make about uncertainties, contingencies and asset and liability valuations when measuring and reporting upon our financial condition and results of operations;

•	our failure to maintain appropriate internal controls over financial reporting;

•	technologies for loans and our ability to mitigate security risks and cyber intrusions;

•	our ability to obtain and/or maintain licenses and other approvals in those jurisdictions where required to conduct our business;

•	our ability to detect misconduct and fraud;

•	our ability to comply with various federal, state and local laws and regulations that govern our business;

•	developments in the secondary markets for our mortgage loan products;

•	legislative and regulatory changes that impact the mortgage loan industry or housing market;

•	changes in regulations or the occurrence of other events that impact the business, operations or prospects of government agencies such as the Government National Mortgage Association (“Ginnie Mae”), the Federal Housing Administration (the “FHA”) or the Veterans Administration (the “VA”), the U.S. Department of Agriculture (“USDA”), or government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies”), or such changes that increase the cost of doing business with such entities;

•	the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and its implementing regulations and regulatory agencies, and any other legislative and regulatory changes that impact the business, operations or governance of mortgage lenders and/or publicly-traded companies;

•	the Consumer Financial Protection Bureau (“CFPB”) and its issued and future rules and the enforcement thereof;

•	changes in government support of homeownership;

•	changes in government or government-sponsored home affordability programs;

•	limitations imposed on our business and our ability to satisfy complex rules for us to qualify as a real estate investment trust (“REIT”) for U.S. federal income tax purposes and qualify for an exclusion from the Investment Company Act of 1940 (the “Investment Company Act”) and the ability of certain of our subsidiaries to qualify as REITs or as taxable REIT subsidiaries (“TRSs”) for U.S. federal income tax purposes, as applicable, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

•	changes in governmental regulations, accounting treatment, tax rates and similar matters (including changes to laws governing the taxation of REITs, or the exclusions from registration as an investment company);

•	our ability to make distributions to our shareholders in the future;

•	the effect of public opinion on our reputation;

•	the occurrence of natural disasters or other events or circumstances that could impact our operations; and

•	our organizational structure and certain requirements in our charter documents.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2016	2015
	(in thousands, except share amounts)
ASSETS
Cash	$66,972	$58,108
Short-term investments	47,500	41,865
Mortgage-backed securities at fair value pledged to creditors	364,439	322,473
Mortgage loans acquired for sale at fair value (includes $1,310,418 and $1,268,455 pledged to creditors, respectively)	1,339,633	1,283,795
Mortgage loans at fair value (includes $2,014,446 and $2,201,513 pledged to creditors, respectively)	2,496,778	2,555,788
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure note payable to PennyMac Financial Services, Inc.	321,976	412,425
Derivative assets	18,462	10,085
Real estate acquired in settlement of loans (includes $257,294 and $283,343 pledged to creditors, respectively)	327,212	341,846
Real estate held for investment	12,758	8,796
Mortgage servicing rights pledged to creditors (includes $61,071 and $66,584 carried at fair value, respectively)	455,097	459,741
Servicing advances	76,881	88,010
Due from PennyMac Financial Services, Inc.	6,531	8,806
Other (includes restricted cash of $180,992 pledged to creditors at March 31, 2016)	286,201	235,186

Total assets	$5,820,440	$5,826,924

LIABILITIES
Assets sold under agreements to repurchase	$3,245,014	$3,128,780
Mortgage loan participation and sale agreements	62,400	—
Federal Home Loan Bank advances	—	183,000
Notes payable	206,191	236,015
Asset-backed financing of a variable interest entity at fair value	344,693	247,690
Exchangeable senior notes	245,307	245,054
Interest-only security payable at fair value	675	—
Note payable to PennyMac Financial Services, Inc.	150,000	150,000
Derivative liabilities	13,488	3,157
Accounts payable and accrued liabilities	71,932	64,474
Due to PennyMac Financial Services, Inc.	17,647	18,965
Income taxes payable	29,878	33,505
Liability for losses under representations and warranties	18,712	20,171

Total liabilities	4,405,937	4,330,811

SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 68,687,094 and 73,767,435 common shares	687	738
Additional paid-in capital	1,406,350	1,469,722
Retained earnings	7,466	25,653

Total shareholders’ equity	1,414,503	1,496,113

Total liabilities and shareholders’ equity	$5,820,440	$5,826,924

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Mortgage loans at fair value	$449,215	$455,394
Derivative assets	—	593
Other assets
Interest receivable	1,407	1,447
Restricted cash	213,536	147,000

	$664,158	$604,434

LIABILITIES
Asset-backed financing at fair value	$344,693	$247,690
Interest-only security payable at fair value	675	—
Derivative liabilities	4,218	—
Accounts payable and accrued liabilities—interest payable	990	724

	$350,576	$248,414

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Net investment income
Interest income
From nonaffiliates	$47,351	$36,933
From PennyMac Financial Services, Inc.	7,015	3,752

	54,366	40,685

Interest expense
To nonaffiliates	30,402	25,746
To PennyMac Financial Services, Inc.	1,602	—

	32,004	25,746

Net interest income	22,362	14,939
Net gain on mortgage loans acquired for sale	15,049	10,160
Mortgage loan origination fees	6,901	5,287
Net (loss) gain on investments:
From nonaffiliates	13,729	9,694
From PennyMac Financial Services, Inc.	(17,627)	(6,247)

	(3,898)	3,447
Net mortgage loan servicing fees	15,554	8,001
Results of real estate acquired in settlement of loans	(6,036)	(5,832)
Other	2,284	1,655

Net investment income	52,216	37,657

Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	12,935	12,866
Mortgage loan servicing fees	11,453	10,670
Management fees	5,352	7,003
Professional services	2,293	1,828
Mortgage loan collection and liquidation	2,214	1,445
Compensation	1,289	2,808
Other	5,636	4,857

Total expenses	41,172	41,477

Income (loss) before benefit from income taxes	11,044	(3,820)
Benefit from income taxes	(3,452)	(11,328)

Net income	$14,496	$7,508

Earnings per share
Basic	$0.20	$0.09
Diluted	$0.20	$0.09
Weighted-average shares outstanding
Basic	71,884	74,528
Diluted	71,884	74,956
Dividends declared per share	$0.47	$0.61

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common shares
	Number		Additional
	of	Par	paid-in	Retained
	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	7,508	7,508
Share-based compensation	75	1	2,543	—	2,544
Common share dividends, $0.61 per share	—	—	—	(46,073)	(46,073)
Issuance of common shares	—	—	8	—	8

Balance at March 31, 2015	74,585	$746	$1,482,250	$59,163	$1,542,159

Balance at December 31, 2015	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	14,496	14,496
Share-based compensation	76	1	1,047	—	1,048
Common share dividends, $0.47 per share	—	—	—	(32,683)	(32,683)
Repurchase of common shares	(5,156)	(52)	(64,419)	—	(64,471)

Balance at March 31, 2016	68,687	$687	$1,406,350	$7,466	$1,414,503

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$14,496	$7,508
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	(6,060)	(402)
Capitalization of interest on mortgage loans at fair value	(23,294)	(10,209)
Capitalization of interest on excess servicing spread	(7,015)	(3,752)
Amortization of debt issuance costs	3,201	2,581
Net gain on mortgage loans acquired for sale	(15,049)	(10,160)
Net loss (gain) on investments	3,898	(3,447)
Change in fair value, amortization and impairment of mortgage servicing rights	13,448	14,628
Results of real estate acquired in settlement of loans	6,036	5,832
Share-based compensation expense	1,048	2,544
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(10,149,221)	(8,366,569)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(4,715)	(8,405)
Repurchase of mortgage loans subject to representation and warranties	(3,844)	(7,708)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	3,233,779	2,644,244
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	6,853,542	4,990,358
Decrease (increase) in servicing advances	9,080	(5,804)
Decrease in due from PennyMac Financial Services, Inc.	2,186	886
Decrease in other assets	24,088	7,164
Increase in accounts payable and accrued liabilities	9,771	4,163
Decrease in payable to PennyMac Financial Services, Inc.	(1,318)	(5,067)
Decrease in income taxes payable	(3,627)	(11,514)

Net cash used in operating activities	(39,570)	(753,129)

Cash flows from investing activities
Net (increase) decrease in short-term investments	(5,635)	94,951
Purchase of mortgage-backed securities at fair value	(50,702)	(25,129)
Sale and repayment of mortgage-backed securities at fair value	13,848	17,802
Purchase of mortgage loans at fair value	—	(241,981)
Sale and repayment of mortgage loans at fair value	47,865	59,596
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	—	(46,412)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	20,881	12,731
Sale of excess servicing spread to PennyMac Financial Services, Inc.	59,045	—
Net settlement of derivative financial instruments	(2)	(13,466)
Sale of real estate acquired in settlement of loans	64,908	65,976
Purchase of mortgage servicing rights	(2,602)	—
Sale of mortgage servicing rights	—	376
Deposit of cash collateral securing credit risk transfer agreements	(66,706)	—
Distribution from credit risk transfer agreements	2,706	—
Decrease (increase) in margin deposits and restricted cash	2,368	(15,792)
Purchase of Federal Home Loan Bank capital stock	(225)	—
Redemption of Federal Home Loan Bank capital stock	7,320	—

Net cash provided by (used in) investing activities	93,069	(91,348)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	11,058,933	9,744,632
Repurchase of assets sold under agreements to repurchase	(10,943,166)	(8,911,469)
Sale of mortgage loan participation certificates	1,567,101	1,014,727
Repayment of mortgage loan participation certificates	(1,504,700)	(963,134)
Federal Home Loan Bank advances	28,000	—
Repayment of Federal Home Loan Bank advances	(211,000)	—
Advance under notes payable	17,057	—
Repayment under notes payable	(46,936)	—
Issuance of asset-backed financing of a variable interest entity at fair value	100,301	—
Repayment of asset-backed financing of a variable interest entity at fair value	(8,334)	(4,641)
Payment of debt issuance costs	(2,427)	—
Issuance of common shares	—	8
Repurchase of common shares	(64,471)	—
Payment of contingent underwriting fees payable	—	(470)
Payment of dividends	(34,993)	(45,894)

Net cash (used in) provided by financing activities	(44,635)	833,759

Net increase (decrease) in cash	8,864	(10,718)
Cash at beginning of period	58,108	76,386

Cash at end of period	$66,972	$65,668

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Organization and Basis of Presentation

PennyMac Mortgage Investment Trust (“PMT” or the “Company”) was organized in Maryland on May 18, 2009, and commenced operations on August 4, 2009, when it completed its initial offerings of common shares of beneficial interest (“common shares”). The Company is a specialty finance company, which, through its subsidiaries (all of which are wholly-owned), invests primarily in residential mortgage-related assets.

The Company operates in two segments, correspondent production and investment activities:

•	The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”), using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

•	The investment activities segment represents the Company’s investments in mortgage-related assets, which include mortgage-backed securities (“MBS”), distressed mortgage loans, excess servicing spread (“ESS”), credit risk transfer agreements (“CRT Agreements”), real estate acquired in settlement of loans (“REO”), real estate held for investment, mortgage servicing rights (“MSRs”), and small balance commercial real estate loans.

The Company believes that it qualifies, and has elected to be taxed, as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, beginning with its taxable period ended on December 31, 2009. To maintain its tax status as a REIT, the Company has to distribute at least 90% of its taxable income in the form of qualifying distributions to shareholders.

The Company conducts substantially all of its operations and makes substantially all of its investments through its subsidiary, PennyMac Operating Partnership, L.P. (the “Operating Partnership”), and the Operating Partnership’s subsidiaries. A wholly-owned subsidiary of the Company is the sole general partner, and the Company is the sole limited partner, of the Operating Partnership.

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Due to the nature of the Company’s investments, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and to the effects of fluctuations in the residential real estate market on the performance of its investments. Factors influencing these risks include, but are not limited to:

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

A substantial portion of the distressed mortgage loans and REO purchased by the Company in prior years has been acquired from or through one or more subsidiaries of Citigroup Inc., as presented in the following summary:

	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans at fair value	$845,154	$855,691
REO	76,316	88,088

	$921,470	$943,779

Total carrying value of mortgage loans at fair value and REO	$2,823,990	$2,897,634

Note 3—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Fulfillment fees earned by PLS	$12,935	$12,866
UPB of mortgage loans fulfilled by PLS	$3,259,363	$2,890,132
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$1,950	$1,421
Unpaid principal balance (“UPB”) of mortgage loans sold to PLS	$6,495,722	$4,735,374
Purchases of mortgage loans acquired for sale at fair value from PLS	$4,715	$8,405
Tax service fee paid to PLS included in Other expense	$1,007	$889
Mortgage banking and warehouse services fees paid to PLS	$1	$—

	March 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$596,166	$669,288

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$56	$26
Activity-based	115	31

	171	57

Mortgage loans at fair value:
Distressed mortgage loans
Base	3,359	4,032
Activity-based	3,449	2,894

	6,808	6,926

Mortgage loans held in VIE:
Base	41	30
Activity-based	—	—

	41	30

MSRs:
Base	4,344	3,626
Activity-based	89	31

	4,433	3,657

	$11,453	$10,670

MSR recapture income recognized included in Net mortgage loan servicing fees	$130	$—
Average investment in:
Mortgage loans acquired for sale at fair value	$918,741	$756,646
Mortgage loans at fair value:
Distressed mortgage loans	$2,064,101	$2,309,282
Mortgage loans held in a VIE	$454,538	$526,220
Average mortgage loan servicing portfolio	$43,253,977	$34,599,043

Management Fees

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Base	$5,352	$5,730
Performance incentive	—	1,273

	$5,352	$7,003

Expense Reimbursement and Amounts Payable to and Receivable from PFSI

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates (1)	$2,561	$2,729
Expenses incurred on the Company’s behalf	55	379

	$2,616	$3,108

Payments and settlements during the year (2)	$27,661	$22,752

(1)	On December 15, 2015, the Operating Partnership amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.
(2)	Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Amounts receivable and payable to PFSI are summarized below:

	March 31,	December 31,
	2016	2015
	(in thousands)
Receivable from PFSI
MSR recapture receivable	$691	$781
Other	5,840	8,025

	$6,531	$8,806

Payable to PFSI
Management fees	$5,352	$5,670
Servicing fees	4,601	3,682
Correspondent production fees	2,898	2,729
Fulfillment fees	1,631	1,082
Allocated expenses	1,254	390
Conditional Reimbursement	900	900
Expenses paid by PFSI on PMT’s behalf	576	4,100
Interest on Note payable to PFSI	435	412

	$17,647	$18,965

Investing Activities

On February 29, 2016, the Company and PLS terminated that certain master spread acquisition and MSR servicing agreement that the parties entered into effective February 1, 2013 (the “2/1/13 Spread Acquisition Agreement”) and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, PLS reacquired from the Company all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by PLS to the Company under the 2/1/13 Spread Acquisition Agreement and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, PLS also reacquired from the Company all of its right, title and interest in and to all of the Freddie Mac ESS previously sold to the Company by PLS. During the quarter ended March 31, 2016, the amount of ESS sold by the Company to PLS under these reacquisitions was $59.0 million.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended March 31,
	2016	2015
	(in thousands)
ESS:
Purchases	$—	$46,412
Received pursuant to a recapture agreement	$1,911	$1,246
Repayments and sales	$79,926	$12,731
Interest income	$7,015	$3,752
Net loss included in Net (loss) gain on investments :
Valuation changes	$(19,449)	$(7,536)
Recapture income	1,822	1,289

	$(17,627)	$(6,247)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2016 and December 31, 2015.

Note Payable to PLS

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

In connection with the MSR Repo described above, the Company, through a wholly-owned subsidiary, entered into an underlying loan and security agreement with PLS, dated as of April 30, 2015, pursuant to which the Company may borrow up to $150 million from PLS for the purpose of financing its investment in ESS (the “Underlying LSA”). The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged to PLS, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, the Company granted to PLS a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings, and PLS, in turn, re-pledged such ESS to CSFB under the MSR Repo.

The Company agreed with PLS in connection with the Underlying LSA that the Company is required to repay PLS the principal amount of borrowings plus accrued interest to the date of such repayment, and PLS, in turn, is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on the Company’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. The Company was also required to pay PLS a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by PLS to CSFB allocable to $150 million relating to the ESS financing.

Conditional Reimbursement and Contingent Underwriting Fees

In connection with its initial public offering of common shares on August 4, 2009 (“IPO”), the Company conditionally agreed to reimburse PCM up to $2.9 million for underwriting fees paid to the IPO underwriters by PCM on the Company’s behalf (the “Conditional Reimbursement”). Also in connection with its IPO, the Company agreed to pay the IPO underwriters up to $5.9 million in contingent underwriting fees.

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Note payable—Interest expense	$1,602	$—
Conditional Reimbursements paid to PCM	$—	$157

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2016	2015
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$14,496	$7,508
Effect of participating securities—share-based compensation awards	(412)	(576)

Net income attributable to common shareholders	$14,084	$6,932

Diluted earnings per share:
Net income attributable to common shareholders	$14,084	$7,508
Effect of participating securities—share-based compensation awards	—	(576)
Interest on Exchangeable Notes, net of income taxes	—	—

Net income attributable to diluted shareholders	$14,084	$6,932

Weighted-average basic shares outstanding	71,884	74,528
Potentially dilutive securities:
Shares issuable under share-based compensation plan	—	428
Shares issuable pursuant to exchange of the Exchangeable Notes	—	—

Diluted weighted-average number of shares outstanding	71,884	74,956

Basic earnings per share	$0.20	$0.09

Diluted earnings per share	$0.20	$0.09

Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific shares to be included or excluded that may differ in certain circumstances.

The following table summarizes the common shares excluded from the diluted earnings per share calculation for the periods as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Shares issuable under share-based compensation awards	1,171	—
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,433

Note 5—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its mortgage loan transfer and financing activities. These entities are classified as VIEs for accounting purposes. The Company has segregated its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans, as well as UPB information at period end:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash flows:
Proceeds from sales	$3,233,779	$2,644,244
Mortgage loan servicing fees received (1)	$27,559	$15,732

	March 31, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans outstanding	$44,207,616	$42,300,338
Delinquent mortgage loans:
30-89 days delinquent	$162,415	$175,599
90 or more days delinquent
Not in foreclosure or bankruptcy	40,304	38,669
In foreclosure or bankruptcy	38,934	31,386

	79,238	70,055

	$241,653	$245,654

(1)	Net of guarantee fees.

Consolidated VIEs

Credit Risk Transfer Agreements

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

The Manager has concluded that the Company’s subsidiary trust entities are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the cash pledged to fulfill the guarantee obligation and a credit derivative comprised of the fair values of the credit guarantees and the Company’s right to the related guarantee fees. The pledged cash represents the Company’s maximum contractual exposure to claims under its credit guarantee; is the sole source of settlement of losses under the CRT Agreements and is included in Other assets on the consolidated balance sheet. Gains and losses on net derivatives related to CRT Agreements, including realized gains received, are included in Net gain on investments in the consolidated statements of income.

Following is a summary of the CRT Agreements:

Quarter ended March 31, 2016
(in thousands)
During the period:
UPB of mortgage loans transferred and sold under CRT Agreements	$1,923,113
Deposits of restricted cash	$66,706
Gains (losses) recognized on CRT agreements included in Net gain on investments
Realized	$2,536
Resulting from valuation changes	(6,679)

$(4,143)

Payments made to settle losses	$—

	March 31, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligation	$5,931,409	$4,546,265
Delinquency (in UPB)
Current—89 days delinquent	$5,930,936	$4,546,265
90 or more days delinquent	$473	$—
Carrying value of CRT Agreements:
Net derivative asset included in Derivative assets	$—	$593
Restricted cash included in Other assets	$213,536	$147,000
Net derivative liability included in Derivative liabilities	$4,218	$—

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company retained $366.8 million in fair value of such certificates. During the year ended December 31, 2015, the Company sold an additional $111.0 million in UPB of those certificates and $100.6 million in UPB of those certificates were sold during the quarter ended March 31, 2016, which reduced the fair value of the certificates retained by the Company to $104.5 million as of March 31, 2016.

The VIE is consolidated by the Company as PMT determined it is the primary beneficiary of the VIE as it had the power, through PLS, in its role as servicer of the mortgage loans, to direct the activities of the trust that most significantly impact the trust’s economic performance. Further, the retained subordinated and residual interest trust certificates expose the Company to losses that could potentially be significant to the Company.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value held in VIE, ESS and MSRs. All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) from (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the net derivatives related to CRT Agreements. As of March 31, 2016 and December 31, 2015, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs and CRT Agreements are subject to master netting arrangements.

	March 31, 2016			December 31, 2015
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$9,372	$—	$9,372	$4,983	$—	$4,983
CRT Agreements	—	—	—	593	—	593

	9,372	—	9,372	5,576	—	5,576
Subject to master netting arrangements:
MBS put options	64	—	64	93	—	93
Forward purchase contracts	20,795	—	20,795	2,444	—	2,444
Forward sale contracts	138	—	138	2,604	—	2,604
Put options on interest rate futures	414	—	414	1,512	—	1,512
Call options on interest rate futures	3,949	—	3,949	1,156	—	1,156
Netting	—	(16,270)	(16,270)	—	(3,300)	(3,300)

	25,360	(16,270)	9,090	7,809	(3,300)	4,509

	$34,732	$(16,270)	$18,462	$13,385	$(3,300)	$10,085

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for netting.

	March 31, 2016				December 31, 2015
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$9,372	$—	$—	$9,372	$4,983	$—	$—	$4,983
RJ O’Brien & Associates, LLC	2,805	—	—	2,805	1,672	—	—	1,672
Fannie Mae Capital Markets	2,466	—	—	2,466	—	—	—	—
Bank of America, N.A.	1,220	—	—	1,220	—	—	—	—
Jefferies Group, LLC	726	—	—	726	541	—	—	541
BNP Paribas	682	—	—	682	59	—	—	59
Wells Fargo	468	—	—	468	99	—	—	99
Nomura Securities International, Inc	395	—	—	395	119	—	—	119
Barclays Capital	—	—	—	—	796	—	—	796
Morgan Stanley Bank, N.A.	—	—	—	—	464	—	—	464
Royal Bank of Canada	—	—	—	—	400	—	—	400
Ally Financial	—	—	—	—	209	—	—	209
Other	328	—	—	328	743	—	—	743

	$18,462	$—	$—	$18,462	$10,085	$—	$—	$10,085

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivative liabilities with the exception of IRLCs and CRT Agreements are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2016			December 31, 2015
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities
Not subject to master netting arrangements:
Interest rate lock commitments	$37	$—	$37	$337	$—	$337
CRT Agreements	4,218	—	4,218	—	—	—

	4,255	—	4,255	337	—	337
Subject to master netting arrangements:
Forward purchase contracts	15	—	15	3,774	—	3,774
Forward sales contracts	19,884	—	19,884	2,680	—	2,680
Put options on interest rate futures	—	—	—	39	—	39
Call options on interest rate futures	895	—	895	305	—	305
Netting	—	(11,561)	(11,561)	—	(3,978)	(3,978)

	20,794	(11,561)	9,233	6,798	(3,978)	2,820

Assets sold under agreements to repurchase:
UPB	3,246,095	—	3,246,095	3,130,328	—	3,130,328
Unamortized debt issuance costs	(1,081)	—	(1,081)	(1,548)	—	(1,548)

	3,245,014	—	3,245,014	3,128,780	—	3,128,780

	$3,270,063	$(11,561)	$3,258,502	$3,135,915	$(3,978)	$3,131,937

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

	March 31, 2016				December 31, 2015
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$37	$—	$—	$37	$337	$—	$—	$337
CRT Agreements	4,218	—	—	4,218	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	858,021	(857,269)	—	752	893,947	(893,854)	—	93
Citibank	824,003	(824,003)	—	—	817,089	(816,699)	—	390
Bank of America, N.A.	568,850	(568,850)	—	—	538,755	(538,515)	—	240
JPMorgan Chase & Co.	543,313	(543,177)	—	136	467,427	(467,145)	—	282
Morgan Stanley Bank, N.A.	252,082	(251,620)	—	462	214,086	(214,086)	—	—
Daiwa Capital Markets	178,994	(178,914)	—	80	165,480	(165,480)	—	—
Barclays Capital	12,379	(12,140)	—	239	24,346	(24,346)	—	—
BNP Paribas	10,122	(10,122)	—	—	10,203	(10,203)	—	—
Fannie Mae Capital Markets	5,863	—	—	5,863	924	—	—	924
Deutsche Bank	784	—	—	784	—	—	—	—
Goldman Sachs	262	—	—	262	819	—	—	819
Other	655	—	—	655	72	—	—	72
Unamortized debt issuance costs	(1,081)	1,081	—	—	(1,548)	1,548	—	—

Total	$3,258,502	$(3,245,014)	$—	$13,488	$3,131,937	$(3,128,780)	$—	$3,157

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•	Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and other inputs.

•	Level 3—Prices determined using significant unobservable inputs. In situations where significant observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period) unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value financial statement items, the Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these financial statement items, subsequent transactions may be at values significantly different from those reported.

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

The Manager has also identified the Company’s CRT financing and asset-backed financing of a VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing these financings.

For assets sold under agreements to repurchase and the Exchangeable Notes, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$47,500	$—	$—	$47,500
Mortgage-backed securities at fair value	—	364,439	—	364,439
Mortgage loans acquired for sale at fair value	—	1,339,633	—	1,339,633
Mortgage loans at fair value	—	449,215	2,047,563	2,496,778
Excess servicing spread purchased from PFSI	—	—	321,976	321,976
Derivative assets:
Interest rate lock commitments	—	—	9,372	9,372
MBS put options	—	64	—	64
Forward purchase contracts	—	20,795	—	20,795
Forward sales contracts	—	138	—	138
Put options on interest rate futures	414	—	—	414
Call options on interest rate futures	3,949	—	—	3,949

Total derivative assets before netting	4,363	20,997	9,372	34,732
Netting	—	—	—	(16,270)

Total derivative assets after netting	4,363	20,997	9,372	18,462
Mortgage servicing rights at fair value	—	—	61,071	61,071

	$51,863	$2,174,284	$2,439,982	$4,649,859

Liabilities:
Asset-backed financing of a VIE at fair value	$—	$344,693	$—	$344,693
Interest-only security payable at fair value	—	—	675	675
Derivative liabilities:
Interest rate lock commitments	—	—	37	37
CRT Agreements	—	—	4,218	4,218
Call options on interest rate futures	895	—	—	895
Forward purchase contracts	—	15	—	15
Forward sales contracts	—	19,884	—	19,884

Total derivative liabilities before netting	895	19,899	4,255	25,049
Netting	—	—	—	(11,561)

Total derivative liabilities after netting	895	19,899	4,255	13,488

	$895	$364,592	$4,930	$358,856

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$41,865	$—	$—	$41,865
Mortgage-backed securities at fair value	—	322,473	—	322,473
Mortgage loans acquired for sale at fair value	—	1,283,795	—	1,283,795
Mortgage loans at fair value	—	455,394	2,100,394	2,555,788
Excess servicing spread purchased from PFSI	—	—	412,425	412,425
Derivative assets:
Interest rate lock commitments	—	—	4,983	4,983
CRT Agreements	—	—	593	593
MBS put options	—	93	—	93
Forward purchase contracts	—	2,444	—	2,444
Forward sales contracts	—	2,604	—	2,604
Put options on interest rate futures	1,512	—	—	1,512
Call options on interest rate futures	1,156	—	—	1,156

Total derivative assets	2,668	5,141	5,576	13,385
Netting	—	—	—	(3,300)

Total derivative assets after netting	2,668	5,141	5,576	10,085

Mortgage servicing rights at fair value	—	—	66,584	66,584

	$44,533	$2,066,803	$2,584,979	$4,693,015

Liabilities:
Asset-backed financing of the VIE at fair value	$—	$247,690	$—	$247,690
Derivative liabilities:
Interest rate lock commitments	—	—	337	337
Put options on interest rate futures	39	—	—	39
Call options on interest rate futures	305	—	—	305
Forward purchase contracts	—	3,774	—	3,774
Forward sales contracts	—	2,680	—	2,680

Total derivative liabilities	344	6,454	337	7,135
Netting	—	—	—	(3,978)

Total derivative liabilities after netting	344	6,454	337	3,157

	$344	$254,144	$337	$250,847

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended March 31, 2016
	Mortgage	Excess	Interest	Net derivative	Mortgage	Interest- only security payable
	loans	servicing	rate lock	related to CRT	servicing
	at fair value	spread	commitments (1)	Agreements (1)	rights		Total
	(in thousands)
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$—	$2,584,642
Purchases and issuances	—	—	—	—	2,602	682	3,284
Repayments and sales	(32,065)	(79,926)	—	(668)	—	—	(112,659)
Capitalization of interest	23,294	7,015	—	—	—	—	30,309
ESS received pursuant to a recapture agreement with PFSI	—	1,911	—	—	—	—	1,911
Interest rate lock commitments issued, net	—	—	10,698	—	—	—	10,698
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	3,300	—	3,300
Proceeds from CRT Agreements	—	—	—	2,536	—	—	2,536
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	12,466	—	—	—	—	—	12,466
Other factors	1,929	(19,449)	20,666	(6,679)	(11,415)	(7)	(14,955)

	14,395	(19,449)	20,666	(6,679)	(11,415)	(7)	(2,489)

Transfers of mortgage loans to REO and real estate held for investment	(58,455)	—	—	—	—	—	(58,455)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(26,675)	—	—	—	(26,675)

Balance, March 31, 2016	$2,047,563	$321,976	$9,335	$(4,218)	$61,071	675	$2,436,402

Changes in fair value recognized during the period relating to assets still held at March 31, 2016	$17,676	$(12,239)	$9,335	$(6,679)	$(11,415)	(7)	$(3,329)

(1)	For the purpose of this table, the IRLC and CRT Agreement asset and liability positions are shown net.

	Quarter ended March 31, 2015
	Mortgage	Excess	Interest	Mortgage
	loans	servicing	rate lock	servicing
	at fair value	spread	commitments (1)	rights	Total
	(in thousands)
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$57,358	$2,453,768
Purchases	241,981	46,412	—	—	288,393
Repayments and sales	(45,882)	(12,731)	—	—	(58,613)
Capitalization of interest	10,209	—	—	—	10,209
Accrual of interest	—	3,752	—	—	3,752
ESS received pursuant to a recapture agreement with PFSI	—	1,246	—	—	1,246
Interest rate lock commitments issued, net	—	—	19,400	—	19,400
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,906	1,906
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	7,206	—	—	—	7,206
Other factors	9,980	(7,536)	12	(9,816)	(7,360)

	17,186	(7,536)	12	(9,816)	(154)

Transfers of mortgage loans to REO	(79,695)	—	—	—	(79,695)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(16,859)	—	(16,859)

Balance, March 31, 2015	$2,343,382	$222,309	$8,214	$49,448	$2,623,353

Changes in fair value recognized during the period relating to assets still held at March 31, 2015	$24,665	$(7,536)	$8,214	$(9,816)	$15,527

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans held in a consolidated VIE):

	March 31, 2016			December 31, 2015
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,338,755	$1,277,319	$61,436	$1,283,275	$1,235,433	$47,842
90 or more days delinquent
Not in foreclosure	878	1,096	(218)	304	333	(29)
In foreclosure	—	—	—	216	253	(37)

	878	1,096	(218)	520	586	(66)

	$1,339,633	$1,278,415	$61,218	$1,283,795	$1,236,019	$47,776

Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE
Current through 89 days delinquent	$449,215	$442,637	$6,578	$455,394	$454,935	$459
90 or more days delinquent
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—

	—	—	—	—	—	—

	449,215	442,637	6,578	455,394	454,935	459

Other mortgage loans at fair value:
Current through 89 days delinquent	960,473	1,228,550	(268,077)	877,438	1,134,560	(257,122)
90 or more days delinquent
Not in foreclosure	422,152	583,026	(160,874)	459,060	640,343	(181,283)
In foreclosure	664,938	919,221	(254,283)	763,896	1,062,205	(298,309)

	1,087,090	1,502,247	(415,157)	1,222,956	1,702,548	(479,592)

	2,047,563	2,730,797	(683,234)	2,100,394	2,837,108	(736,714)

	$2,496,778	$3,173,434	$(676,656)	$2,555,788	$3,292,043	$(736,255)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2016
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	13	5,099	—	5,112
Mortgage loans acquired for sale at fair value	42,005	—	—	—	42,005
Mortgage loans at fair value	—	1,229	22,789	—	24,018
ESS at fair value	—	—	(19,449)	—	(19,449)
MSRs at fair value	—	—	—	(11,415)	(11,415)

	$42,005	$1,242	$8,439	$(11,415)	$40,271

Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(1,317)	$(9,854)	$—	$(11,171)

	$—	$(1,317)	$(9,854)	$—	$(11,171)

	Quarter ended March 31, 2015
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	86	1,516	—	1,602
Mortgage loans acquired for sale at fair value	23,081	—	—	—	23,081
Mortgage loans at fair value	—	489	18,986	—	19,475
ESS at fair value	—	—	(6,247)	—	(6,247)
MSRs at fair value	—	—	—	(9,816)	(9,816)

	$23,081	$575	$14,255	$(9,816)	$28,095

Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(173)	$(770)	$—	$(943)

	$—	$(173)	$(770)	$—	$(943)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$142,602	$142,602
MSRs at lower of amortized cost or fair value	—	—	144,050	144,050

	$—	$—	$286,652	$286,652

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$173,662	$173,662
MSRs at lower of amortized cost or fair value	—	—	145,187	145,187

	$—	$—	$318,849	$318,849

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Real estate asset acquired in settlement of loans	$(9,116)	$(10,615)
MSRs at lower of amortized cost or fair value	(17,706)	(6,379)

	$(26,822)	$(16,994)

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

The Manager periodically reviews the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When the Manager deems recovery of fair value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as certain of its borrowings are carried at amortized cost. Cash is measured using a “Level 1” fair value input. The Company’s assets sold under agreements to repurchase and mortgage loan participation and sale agreement are classified as “Level 3” fair value financial statement items due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Federal Home Loan Bank advances and Notes payable approximate the agreements’ carrying values due to the immediate realizability of Cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates.

The Exchangeable Notes are carried at amortized cost. The fair value of the Exchangeable Notes at March 31, 2016 and December 31, 2015 was $224.4 million and $230.0 million, respectively. The fair value of the Exchangeable Notes is estimated using a broker indication of value. The Company has classified the Exchangeable Notes as “Level 3” fair value financial statement items as of March 31, 2016 due to the lack of current market activity.

Valuation Techniques and Inputs

Most of the Company’s assets, its Derivative liabilities, the Asset-backed financing of a VIE and the Interest-only security payable are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value financial statement items which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value financial statement items, the Manager has assigned responsibility for estimating fair value of these items to specialized staff and subjects the valuation process to significant executive management oversight. The Manager’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value financial statement items other than IRLCs and maintaining its valuation policies and procedures.

With respect to its Level 3 valuations, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value financial statement items, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. PCM’s valuation committee includes PFSI’s chief executive, financial, operating, risk and asset/liability management officers.

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

The fair value of the Company’s IRLCs is developed by the Manager’s Capital Markets Risk Management staff and is reviewed by the Manager’s Capital Markets Operations group.

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage-Backed Securities

The Company’s MBS include Agency and senior non-agency MBS. The Company categorizes its current holdings of MBS as “Level 2” fair value financial statement items. Fair value of these MBS is established based on quoted market prices for the Company’s MBS or similar securities.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•	Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” fair value financial statement items. The fair values of mortgage loans acquired for sale at fair value are established using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

•	Mortgage loans that are not saleable into active markets, comprised of the Company’s mortgage loans at fair value held outside the VIE are categorized as “Level 3” fair value financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities and contracted selling price where applicable.

The valuation process includes the computation by stratum of the mortgage loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in inputs such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the mortgage loan valuation.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	March 31, 2016	December 31, 2015
Discount rate
Range	2.5% – 15.0%	2.5% – 15.0%
Weighted average	6.8%	7.1%
Twelve-month projected housing price index change
Range	1.7% – 5.9%	1.5% – 5.1%
Weighted average	3.7%	3.6%
Prepayment speed (1)
Range	0.1% – 10.6%	0.1% – 9.6%
Weighted average	3.8%	3.7%
Total prepayment speed (2)
Range	0.6% – 25.9%	0.5% – 27.2%
Weighted average	20.0%	19.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value financial statement item. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include prepayment speed and discount rate. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the mortgage loans underlying the ESS, thereby reducing the fair value of ESS. Reductions in the fair value of ESS affect income primarily through change in fair value.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	March 31, 2016	December 31, 2015
UPB of underlying mortgage loans (in thousands)	$38,076,993	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average ESS rate (in basis points)	19	17
Pricing spread (1)
Range	4.8% - 6.5%	4.8% - 6.5%
Weighted average	5.8%	5.7%
Life (in years)
Range	1.8 - 9.3	1.4 - 9.0
Weighted average	6.8	6.9
Annual total prepayment speed (2)
Range	6.2% - 44.5%	5.2% - 52.4%
Weighted average	11.0%	9.6%

(1)	Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.
(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

The Company categorizes IRLCs as a “Level 3” fair value financial statement item. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loans and the probability that the mortgage loan will be purchased under the commitment as a percentage of the commitments it has made (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	March 31, 2016	December 31, 2015
Pull-through rate
Range	52.4% - 100.0%	60.2% - 100.0%
Weighted average	89.9%	92.4%
MSR value expressed as:
Servicing fee multiple
Range	1.9 - 6.1	2.1 - 6.2
Weighted average	4.9	4.9
Percentage of UPB
Range	0.5% - 1.5%	0.5% - 3.8%
Weighted average	1.2%	1.2%

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. The Company estimates the fair value of the interest rate options and futures it uses as hedging derivatives based on observed interest rate volatilities in the MBS market. These derivative financial instruments are categorized by the Company as “Level 2” fair value financial statement items.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$32,862	$3,300	$25,554	$1,906
Key inputs
UPB of underlying mortgage loans	$2,759,545	$327,025	$2,282,756	$223,653
Weighted-average annual servicing fee rate (in basis points)	25	26	26	26
Pricing spread (1)
Range	7.2% – 10.2%	7.2% – 7.2%	6.8% –17.5%	10.3% – 14.3%
Weighted average	7.2%	7.2%	8.6%	11.0%
Life (in years)
Range	1.4 – 12.3	2.3 – 9.4	1.3 – 7.7	2.6 – 7.2
Weighted average	7.0	5.6	6.5	5.9
Annual total prepayment speed (2)
Range	3.6% – 49.2%	7.2% – 34.8%	7.6% – 51.0%	8.6% – 33.3%
Weighted average	10.4%	15.7%	9.3%	13.8%
Annual per-loan cost of servicing
Range	$68 – $68	$68 – $68	$62 – $134	$62 – $62
Weighted average	$68	$68	$63	$62

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loan and effect on fair value amounts in thousands)
Carrying value	$394,026	$61,071	$393,157	$66,584
Key inputs:
UPB of underlying mortgage loans	$37,479,123	$6,728,493	$35,841,654	$6,458,684
Weighted-average annual servicing fee rate (in basis points)	26	25	26	25
Weighted-average note interest rate	3.9%	4.7%	3.9%	4.7%
Pricing spread (1)
Range	7.2% – 10.7%	7.2% – 10.2%	7.2% – 10.7%	7.2% – 10.2%
Weighted average	7.2%	7.2%	7.3%	7.2%
Effect on fair value of (2):
5% adverse change	$(5,953)	$(849)	$(6,411)	$(944)
10% adverse change	$(11,736)	$(1,675)	$(12,635)	$(1,862)
20% adverse change	$(22,815)	$(3,257)	$(24,553)	$(3,621)
Weighted average life (in years)
Range	1.4 - 6.9	2.0 - 5.4	1.3 - 7.7	2.5 - 6.1
Weighted average	6.5	5.4	7.2	6.1
Prepayment speed (3)
Range	9.8% – 50.6%	10.4% – 37.6%	8.1% – 51.5%	9.2% – 32.5%
Weighted average	11.5%	15.7%	9.6%	13.2%
Effect on fair value of (2):
5% adverse change	$(9,184)	$(1,939)	$(8,159)	$(1,793)
10% adverse change	$(17,998)	$(3,779)	$(16,024)	$(3,502)
20% adverse change	$(34,602)	$(7,186)	$(30,938)	$(6,692)
Annual per-loan cost of servicing
Range	$68 – $68	$68 – $68	$68 – $68	$68 – $68
Weighted average	$68	$68	$68	$68
Effect on fair value of (2):
5% adverse change	$(2,718)	$(452)	$(2,742)	$(470)
10% adverse change	$(5,435)	$(904)	$(5,484)	$(940)
20% adverse change	$(10,870)	$(1,807)	$(10,968)	$(1,880)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a reduction in fair value which will be recognized in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of the recognized MSR impairment will depend on the relationship of fair value to the carrying value of such MSRs.
(3)	Prepayment speed is measured using Life Total CPR.

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only account for the estimated effect of the movements in the indicated inputs; do not incorporate changes in the inputs in relation to other inputs; are subject to the accuracy of various models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such scenarios, including operational adjustments made by the Manager to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	March 31, 2016		December 31, 2015
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Conventional:
Agency-eligible	$705,089	$674,703	$540,947	$525,192
Jumbo	13,621	13,426	54,613	54,096
Held for sale to PLS — Government insured or guaranteed	596,166	565,086	669,288	637,666
Commercial real estate	18,985	18,989	14,590	14,461
Mortgage loans repurchased pursuant to representations and warranties	5,772	6,212	4,357	4,604

	$1,339,633	$1,278,416	$1,283,795	$1,236,019

Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,245,625		$1,204,462
Mortgage loan participation and sale agreements	$64,794		$—
Federal Home Loan Bank (“FHLB”) advances	$—		$63,993

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

Note 9—Derivative Financial Instruments

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to mortgage loans it sells into Fannie Mae guaranteed securitizations in exchange for a portion of the contractual guarantee fee related to such securitizations. The fair values of the credit guarantees and the Company’s right to the related guarantee fee are accounted for as a derivative financial instrument. IRLCs are generated in the normal course of business when the Company commits to purchase mortgage loans acquired for sale. The Company’s remaining derivative financial instrument transactions are in support of its interest rate risk management activities.

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

The Company is exposed to price risk relative to the IRLCs it issues to correspondent lenders and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. The Company is exposed to loss if mortgage interest rates increase, because interest rate increases generally cause the fair value of the purchase commitment or mortgage loan acquired for sale to decrease.

The Company is also exposed to risk relative to the fair value of its MSRs and ESS. The Company is exposed to loss in fair value of its MSRs and ESS when interest rates decrease. The Company includes MSRs and ESS in its hedging activities.

The Company uses Eurodollar futures, which settle daily, with the intention of moderating the risk of changing market interest rates that will result in unfavorable changes in the fair value of the Company’s fixed-rate assets and economic performance of its LIBOR-indexed variable interest rate repurchase agreement liabilities.

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	March 31, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	1,234,894	$9,372	$37	970,067	$4,983	$337
Used for hedging purposes:
Forward sales contracts	3,466,697	138	19,884	2,450,642	2,604	2,680
Forward purchase contracts	2,981,134	20,795	15	2,469,550	2,444	3,774
MBS put options	425,000	64	—	375,000	93	—
Swap futures	12,500	—	—	—	—	—
Eurodollar future sales contracts	1,734,000	—	—	1,755,000	—	—
Call options on interest rate futures	1,250,000	3,949	895	50,000	1,156	305
Put options on interest rate futures	1,525,000	414	—	1,600,000	1,512	39
CRT Agreements	5,931,409	—	4,218	4,546,265	593	—

Total derivative instruments before netting		34,732	25,049		13,385	7,135
Netting		(16,270)	(11,561)		(3,300)	(3,978)

		$18,462	$13,488		$10,085	$3,157

(Collateral received from) margin deposits with derivatives counterparties		$(4,709)			$678

The following tables summarize the notional amount activity for derivative arising from CRT Agreements and derivative contracts used to hedge the Company’s IRLCs, inventory of mortgage loans acquired for sale, MSRs, mortgage loans at fair value held in a VIE and MBS.

	Quarter ended March 31, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	2,450,642	14,153,873	(13,137,818)	3,466,697
Forward purchase contracts	2,469,550	10,068,440	(9,556,856)	2,981,134
MBS call options	375,000	750,000	(700,000)	425,000
Swap futures	—	12,500	—	12,500
Eurodollar future sale contracts	1,755,000	80,000	(101,000)	1,734,000
Call options on interest rate futures	50,000	1,300,000	(100,000)	1,250,000
Put options on interest rate futures	1,600,000	2,050,000	(2,125,000)	1,525,000
CRT Agreements	4,546,265	1,923,113	(537,969)	5,931,409

	Quarter ended March 31, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	1,601,283	9,829,527	(8,472,318)	2,958,492
Forward purchase contracts	1,100,700	7,047,676	(6,015,760)	2,132,616
MBS put option	340,000	405,000	(555,000)	190,000
Eurodollar future sale contracts	7,426,000	100,000	(1,171,000)	6,355,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future sale contracts	85,000	96,500	(96,500)	85,000
Call options on interest rate futures	1,030,000	640,000	(505,000)	1,165,000
Put options on interest rate futures	275,000	1,120,000	(375,000)	1,020,000

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the income statement line items where such gains and losses are included:

	Income statement line	Quarter ended March 31,
		2016	2015
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$31,364	$19,412
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(30,672)	$(15,111)
Mortgage servicing rights	Net loan servicing fees	$29,960	$11,076
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$(162)	$(10,038)
CRT agreements	Net gain on investments	$(4,143)	$—

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2016		December 31, 2015
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans
Nonperforming mortgage loans	$1,087,089	$1,502,248	$1,222,956	$1,702,548
Performing mortgage loans:
Fixed interest rate	458,662	578,951	417,658	535,610
Interest rate step-up	341,111	463,396	299,569	412,749
Adjustable-rate/hybrid	160,519	186,000	160,051	185,997
Balloon	182	202	160	204

	960,474	1,228,549	877,438	1,134,560
Fixed interest rate jumbo mortgage loans held in a VIE	449,215	442,637	455,394	454,935

	$2,496,778	$3,173,434	$2,555,788	$3,292,043

Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$2,014,446		$2,067,341
FHLB advances	$—		$134,172
Asset-backed financing of the VIE at fair value	$449,215		$455,394

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	March 31, 2016	December 31, 2015
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	72%	72%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	42%	48%
Percentage of mortgage loans secured by California real estate	22%	22%
Additional states contributing 5% or more of mortgage loans	New York New Jersey Florida Maryland	New York New Jersey Florida

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$341,846	$303,228
Transfers from mortgage loans at fair value and advances	60,494	86,117
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(4,184)	—
Results of REO:
Valuation adjustments, net	(10,645)	(11,400)
Gain on sale, net	4,609	5,568

	(6,036)	(5,832)
Proceeds from sales	(64,908)	(65,977)

Balance at end of period	$327,212	$317,536

At period end:
REO pledged to secure assets sold under agreements to repurchase	$200,766	$71,716

REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$56,528	$128,788

Note 12—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Balance at beginning of period	$66,584	$57,358
Purchases	2,602	—
MSRs resulting from mortgage loan sales	3,300	1,906
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(8,952)	(8,194)
Other changes in fair value (2)	(2,463)	(1,622)

	(11,415)	(9,816)

Balance at end of period	$61,071	$49,448

MSRs pledged to secure notes payable at period end	$61,071	$—

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Amortized Cost:
Balance at beginning of period	$404,101	$308,137
MSRs resulting from mortgage loan sales	32,862	25,554
Amortization	(14,287)	(9,592)
Sales	—	(293)

Balance at end of period	422,676	323,806

Valuation Allowance:
Balance at beginning of period	(10,944)	(7,715)
Additions	(17,706)	(6,379)

Balance at end of period	(28,650)	(14,094)

MSRs, net	$394,026	$309,712

Fair value at beginning of period	$424,154	$322,230
Fair value at end of period	$405,635	$327,703
MSRs pledged to secure notes payable	$394,026	$—

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the March 31, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12 months ended March 31,	amortization
(in thousands)
2017	$59,226
2018	50,401
2019	43,243
2020	37,530
2021	32,801
Thereafter	199,475

Total	$422,676

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Contractually-specified servicing fees	$27,779	$21,588

Note 13—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.23%	2.33%
Average balance	$2,797,301	$2,847,915
Total interest expense	$20,412	$18,912
Maximum daily amount outstanding	$3,577,236	$3,860,671

(1)	Excludes the effect of amortization of debt issuance costs of $2.1 million and $2.3 million for the quarters ended March 31, 2016 and 2015, respectively.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$3,246,095	$3,130,328
Unamortized debt issuance costs	(1,081)	(1,548)

	$3,245,014	$3,128,780

Weighted-average interest rate	2.46%	2.33%
Available borrowing capacity:
Committed	$176,033	$231,913
Uncommitted	1,059,224	661,756

	$1,235,257	$893,669

Margin deposits placed with counterparties included in Other assets	$6,939	$7,268
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$364,439	$313,753
Mortgage loans acquired for sale at fair value	1,245,625	1,204,462
Mortgage loans at fair value	2,014,446	2,067,341
Real estate acquired in settlement of loans	257,294	283,343
Restricted cash included in Other assets	180,992	—

	$4,062,796	$3,868,899

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at March 31, 2016	Contractual balance
(in thousands)
Within 30 days	$245,478
Over 30 to 90 days	305,775
Over 90 days to 180 days	250,396
Over 180 days to 1 year	2,444,446
Over 1 year to 2 years	—

$3,246,095

Weighted average maturity (in months)	8

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2016:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$352,362	May 15, 2016	October 20, 2016
Credit Suisse First Boston Mortgage Capital LLC	$278,944	June 24, 2016	March 30, 2017
JPMorgan Chase & Co.	$151,873	-	January 26, 2017
Bank of America, N.A.	$37,910	June 22, 2016	March 29, 2017
Morgan Stanley	$17,903	May 23, 2016	December 16, 2016
Barclays	$970	June 12, 2016	September 13, 2016

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$52,898	April 8, 2016
Bank of America, N.A.	$16,153	April 21, 2016
Daiwa Capital Markets America Inc.	$9,370	May 9, 2016
BNP Paribas Corporate & Institutional Banking	$3,469	April 18, 2019
Citibank, N.A.	$527	June 30, 2016

The following is a summary of the tangible net worth, as defined in the respective borrowing agreements, and minimum required amounts for the Company and certain of its subsidiaries at March 31, 2016 to comply with the debt covenants contained in the borrowing agreements:

	Tangible net worth as of March 31, 2016
		Minimum
Entity	Balance	required
	(in thousands)
PennyMac Mortgage Investment Trust	$1,414,503	$860,000
Operating Partnership	$1,453,675	$700,000
PennyMac Holdings, LLC	$878,764	$250,000
PennyMac Corp.	$403,394	$150,000

Note 14—Mortgage Loan Participation and Sale Agreements

Two of the borrowing facilities secured by mortgage loans acquired for sale are in the form of mortgage loan participation and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to the lender pending the securitization of such mortgage loans and the sale of the resulting security. A commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation and sale agreements are summarized below:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	1.68%	1.42%
Average balance	$68,598	$43,547
Total interest expense	$327	$207
Maximum daily amount outstanding	$97,672	$92,940

(1)	Excludes the effect of amortization of debt issuance costs of $36,000 and $52,000 for the quarters ended March 31, 2016 and 2015.

March 31, 2016
(dollars in thousands)
Carrying value:
Amount outstanding	$62,400
Unamortized debt issuance costs	—

$62,400

Weighted-average interest rate	1.69%
Mortgage loans acquired for sale pledged to secure mortgage loan participation and sale agreements	$64,794

Note 15—Federal Home Loan Bank Advances

In June 2015, the Company entered into a collateral, pledge, and security agreement with the Federal Home Loan Bank of Des Moines with no specified termination date. The Company was able to request advances up to a maximum of $400.0 million.

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule establishing new requirements for membership in the Federal Home Loan Banks. The final rule excludes captive insurance companies such as the Company’s insurance subsidiary, Copper Insurance, LLC, from membership.

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid all of the advances outstanding as of March 31, 2016.

The FHLB advances are summarized below:

Quarter ended March 31, 2016
(dollars in thousands)
During the period:
Weighted-average interest rate	0.49%
Average balance	$98,038
Total interest expense	$122
Maximum daily amount outstanding	$201,130

December 31, 2015
(dollars in thousands)
Carrying value	$183,000
Weighted-average interest rate	0.30%
Fair value of assets securing FHLB advances:
Mortgage-backed securities	$8,720
Mortgage loans acquired for sale at fair value	63,993
Mortgage loans at fair value	134,172

$206,885

Note 16—Notes Payable

On March 31, 2015, the Company, through PMC, entered into a Loan and Security Agreement with Citibank, N.A., pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Freddie Mac MBS in an aggregate loan amount not to exceed $125 million. The note matures on October 20, 2016.

On September 14, 2015, the Company, through PMC, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae MBS in an aggregate loan amount not to exceed $200 million. The note matures on September 13, 2016, subject to a wind down period of up to one year following such maturity date.

Following is a summary of financial information relating to the notes payable:

Quarter ended March 31, 2016
(dollars in thousands)
During the period:
Weighted-average interest rate (1)	4.59%
Average balance	$213,616
Total interest expense	$3,344
Maximum daily amount outstanding	$234,476

(1)	Excludes the effect of amortization of debt issuance costs of $825,000 for the quarter ended March 31, 2016.

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$206,228	$236,107
Unamortized debt issuance costs	(37)	(92)

	$206,191	$236,015

Weighted-average interest rate	4.59%	4.53%
MSRs pledged to secure notes payable	$455,097	$459,741

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
During the period:
Weighted-average fair value	$315,991	$165,522
Interest expense	$1,352	$1,583
Weighted-average effective interest rate	3.34%	3.83%

	March 31, 2016	December 31, 2015
	(dollars in thousands)
Carrying value	$344,693	$247,690
UPB	$339,449	$248,284
Weighted-average interest rate	3.50%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

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

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2016	2015
	(in thousands)
During the period:
Weighted-average UPB	$250,000	$250,000
Interest expense (1)	$3,612	$3,597

(1)	Total interest expense includes amortization of debt issuance costs of $253,000 and $239,000 during the quarters ended March 31, 2016 and 2015, respectively.

	March 31, 2016	December 31, 2015
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(4,693)	(4,946)

	$245,307	$245,054

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Balance, beginning of period	$20,171	$14,242
Provision for losses
Pursuant to mortgage loan sales	571	925
Adjustment to previously recorded amount due to change in estimate	(1,724)	—
Losses incurred	(306)	(53)
Recoveries	—	265

Balance, end of period	$18,712	$15,379

UPB of mortgage loans subject to representations and warranties at period end	$43,464,887	$35,573,237

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2016, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

March 31, 2016
(in thousands)
Commitments to purchase mortgage loans:
Mortgage loans acquired for sale at fair value	$1,234,894

Note 21—Shareholders’ Equity

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program under which the Company may repurchase up to $150 million of its outstanding common shares. During February 2016, the Company’s board of trustees approved an increase to its share repurchase program pursuant to which the Company is now authorized to repurchase up to $200 million of its common shares. During the quarter ended March 31, 2016, the Company repurchased 5.2 million common shares at a cost of $64.5 million for a cumulative total of 6.2 million common shares repurchased at a cost of $80.8 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

Common Share Issuances

The Company has entered into an ATM Equity Offering Sales AgreementSM. During the quarters ended March 31, 2016 and 2015, the Company did not sell any common shares under the agreement.

At March 31, 2016, the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM.

Note 22—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$376	$220
Mortgage-backed securities	2,712	2,633
Mortgage loans acquired for sale at fair value	9,264	7,101
Mortgage loans at fair value	29,186	21,554
Mortgage loans at fair value held by a VIE	5,529	5,413
Other	284	12

	47,351	36,933
From PFSI:
ESS purchased from PFSI, at fair value	7,015	3,752

	54,366	40,685

Interest expense:
From nonaffiliates:
Assets sold under agreements to repurchase	20,412	18,912
Mortgage loans participation and sale agreement	327	207
FHLB advances	122	—
Notes payable	3,344	—
Asset-backed financings of a VIE at fair value	1,352	1,583
Exchangeable Notes	3,612	3,597
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	972	1,173
Interest on mortgage loan impound deposits	261	274

	30,402	25,746
From PFSI—Note payable	1,602	—

	32,004	25,746

Net interest income	$22,362	$14,939

Note 23—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash loss:
Mortgage loans	$(3,019)	$(7,544)
Hedging activities	(32,577)	(12,527)

	(35,596)	(20,071)

Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	36,162	27,460
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(571)	(925)
Adjustment to previously recorded amount due to change in estimate	1,724	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	4,688	2,554
Mortgage loans	6,737	3,726
Hedging derivatives	1,905	(2,584)

	13,330	3,696

	$15,049	$10,160

Note 24—Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Net (loss) gain on investments:
From non-affiliates:
Mortgage-backed securities	$5,099	$1,516
Mortgage loans at fair value	14,395	17,186
Mortgage loans held in a VIE	8,394	1,800
CRT Agreements	(4,143)	—
Asset-backed financing of a VIE at fair value	(9,854)	(770)
Hedging derivatives	(162)	(10,038)

	13,729	9,694
From PFSI—ESS	(17,627)	(6,247)

	$(3,898)	$3,447

Note 25—Net Loan Servicing Fees

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Servicing fees (1)	$28,872	$22,629
MSR recapture fee receivable from PFSI	130	—
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(14,287)	(9,592)
Provision for impairment	(17,706)	(6,379)
Gain on sale	—	83
Carried at fair value—change in fair value	(11,415)	(9,816)
Gains on hedging derivatives	29,960	11,076

	(13,448)	(14,628)

Net loan servicing fees	$15,554	$8,001

Average servicing portfolio	$43,253,977	$34,599,043

(1)	Includes contractually specified servicing and ancillary fees.

Note 26—Share-Based Compensation Plans

On March 31, 2016 and 2015, the Company had one share-based compensation plan. The Company recognized compensation expense of $1.0 million and $2.5 million for the quarters ended March 31, 2016 and 2015, respectively. The Company granted 330,076 and 294,684 restricted share units with a grant date fair value of $6.3 million and $6.3 million during the quarters ended March 31, 2016 and 2015, respectively. The 2016 grant includes 112,079 performance-based awards. The Company had vestings of 76,048 and 75,063 restricted share units during the quarters ended March 31, 2016 and 2015, respectively.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Common overhead allocation from PFSI (1)	$2,561	$2,392
Mortgage loan origination	1,121	953
Real estate held for investment	557	—
Technology	435	292
Insurance	318	373
Other	644	847

	$5,636	$4,857

(1)	On December 15, 2015, the Operating Partnership amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

Note 28—Income Taxes

The Company’s effective tax rate was (31)% and 297% for the quarters ended March 31, 2016 and 2015, respectively. The change in the Company’s tax benefit was due primarily to reduced losses before income taxes incurred at the Company’s taxable REIT subsidiary. The Company’s taxable REIT subsidiary recognized a tax benefit of $3.5 million on a loss of $6.0 million while the Company’s reported consolidated pretax income was $11.0 million for the quarter ended March 31, 2016. For the same period in 2015, the taxable REIT subsidiary recognized a tax benefit of $11.3 million on a loss of $28.6 million and the Company reported a consolidated pretax loss of $3.8 million. The relative values between the tax benefit at the taxable REIT subsidiary and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 29—Segments and Related Information

Financial highlights by operating segment are summarized below:

	Correspondent	Investment
Quarter ended March 31, 2016	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$9,023	$45,343	$54,366
Interest expense	(5,119)	(26,885)	(32,004)

	3,904	18,458	22,362
Net gain on mortgage loans acquired for sale	15,049	—	15,049
Net loss on investments	—	(3,898)	(3,898)
Net mortgage loan servicing fees	—	15,554	15,554
Other income (loss)	6,837	(3,688)	3,149

	25,790	26,426	52,216

Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	13,354	16,386	29,740
Other	1,527	9,905	11,432

	14,881	26,291	41,172

Pre-tax income	$10,909	$135	$11,044

Total assets at period end	$1,351,098	$4,469,342	$5,820,440

	Correspondent	Investment
Quarter ended March 31, 2015	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$7,112	$33,573	$40,685
Interest expense	(3,820)	(21,926)	(25,746)

	3,292	11,647	14,939
Net gain on mortgage loans acquired for sale	10,160	—	10,160
Net gain on investments	—	3,447	3,447
Net mortgage loan servicing fees	—	8,001	8,001
Other income (loss)	5,351	(4,241)	1,110

	18,803	18,854	37,657

Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	13,170	17,369	30,539
Other	1,214	9,724	10,938

	14,384	27,093	41,477

Pre-tax income (loss)	$4,419	$(8,239)	$(3,820)

Total assets at period end	$1,392,680	$4,344,730	$5,737,410

Note 30—Supplemental Cash Flow Information

	Quarter ended March 31
	2016	2015
	(in thousands)
Cash paid for interest	$36,594	$21,188
Income taxes paid, net	$175	$186
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$36,162	$27,460
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$60,494	$86,117
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$4,184	$—
Receipt of ESS pursuant to recapture agreement with PFSI	$1,911	$1,246
Non-cash financing activities:
Transfer of mortgage loans at fair value financed under agreements to repurchase to REO financed under agreements to repurchase	$9,710	$—
Dividends payable	$32,695	$46,073

Note 31—Regulatory Capital and Liquidity Requirements

PMC is a seller-servicer for Fannie Mae and Freddie Mac. The Company is required to comply with the following minimum capital and liquidity eligibility requirements to remain in good standing with each Agency:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential mortgage loans serviced;

•	A tangible net worth/total assets ratio greater than or equal to 6%; and

•	Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac and Fannie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceeds 6% of Agency Mortgage Servicing.

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	March 31, 2016
	Net Worth(1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity(1)
Agency	Actual	Required	Actual	Required	Actual	Required
	(in thousands)		(in thousands)		(in thousands)
Fannie Mae	$407,438	$113,019	14%	6%	$30,797	$15,473
Freddie Mac	$407,438	$113,019	14%	6%	$30,797	$15,473

(1)	Calculated in compliance with the respective Agency’s requirements.

Noncompliance with the respective Agency’s capital and liquidity requirements can result in the respective Agency taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 32—Recently Issued Accounting Pronouncements

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 affects reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted ASU 2015-02 effective January 1, 2016. The adoption of ASU 2015-02 had no effect on the Company’s consolidated financial statements.

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

ASU 2016-01 requires that:

•	All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) with readily determinable fair values will generally be measured at fair value through earnings.

•	When the fair value option has been elected for financial liabilities, changes in fair value due to instrument-specific credit risk will be recognized separately in other comprehensive income. The accumulated gains and losses due to these changes will be reclassified from accumulated other comprehensive income to earnings if the financial liability is settled before maturity.

•	For financial instruments measured at amortized cost, public business entities will be required to use the exit price when measuring the fair value of financial instruments for disclosure purposes.

•	Financial assets and financial liabilities shall be presented separately in the notes to the financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or fair value) and form of financial asset (e.g., loans, securities).

•	Public business entities will no longer be required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments carried at amortized cost.

•	Entities will have to assess the realizability of a deferred tax asset related to a debt security classified as available for sale in combination with the entity’s other deferred tax assets.

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company is currently assessing the potential effect that the adoption of ASU 2016-01 will have on its consolidated financial statements.

In March of 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:

•	Modifies the accounting for income taxes relating to share-based payments. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) will be recognized as income tax expense or benefit in the consolidated income statement. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated income statement in the period they reduce income taxes payable.

•	Changes the classification of excess tax benefits on the consolidated statement of cash flows. In the consolidated statement of cash flows, excess tax benefits will be classified along with other income tax cash flows as an operating activity. Under current GAAP, excess tax benefits are separated from other income tax cash flows and classified as a financing activity.

•	Changes the requirement to estimate the number of awards that are expected to vest. Under ASC 2016-09, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest as presently required or account for forfeitures when they occur. Under current GAAP, accruals of compensation cost are based on the number of awards that are expected to vest.

•	Changes the tax withholding requirements for share-based payment awards to qualify for equity accounting. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Under current GAAP, for an award to qualify for equity classification is that an entity cannot partially settle the award in cash in excess of the employer’s minimum statutory withholding requirements.

•	Establishes GAAP for the classification of employee taxes paid when an employer withholds shares for tax withholding purposes. Cash paid by an employer when directly withholding shares for tax- withholding purposes should be classified as a financing activity. This guidance establishes GAAP related to the classification of withholding taxes in the statement of cash flows as there is no such guidance under current GAAP.

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company is currently assessing the potential effect that the adoption of ASU 2016-09 will have on its consolidated financial statements.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•	During May 2016, the Company completed the sale of approximately $419.3 million in UPB of Mortgage Loans at Fair Value, generating approximately $100.4 million in cash proceeds net of fees and repayment of the associated financing.

•	During April 2016, the Company repurchased 100,000 common shares at a cost of $1.4 million under the common share repurchase program described in Note 21—Shareholders’ Equity to the consolidated financial statements. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have pursued this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the mortgage servicing rights (“MSRs”). We have also invested in excess servicing spread (“ESS”) on MSRs acquired by PLS. In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity.

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

We seek to maximize the value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage delinquency, our objective is timely acquisition and/or liquidation of the property securing the loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter ended March 31, 2016, we did not acquire distressed mortgage loans and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and real estate acquired in settlement of loans (“REO”) totaling $112.8 million. During the quarter ended March 31, 2015, we acquired distressed mortgage loans with fair values totaling $242.0 million and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO totaling $125.6 million.

During the quarters ended March 31, 2016 and 2015, we purchased newly originated prime credit quality loans with fair values totaling $10.2 billion and $8.4 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the time period we hold the mortgage loan prior to the sale to PLS. We received sourcing fees totaling $2.0 million relating to $6.5 billion in UPB of mortgage loans at fair value that we sold to PLS for the quarter ended March 31, 2016, compared to $1.4 million relating to $4.7 billion in UPB of loans that we sold to PLS for the quarter ended March 31, 2015.

We also intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale of mortgage loans through our correspondent production operation. During the quarter ended March 31, 2016, we received MSRs with fair values at initial recognition totaling $36.2 million, compared to $27.5 million during the quarter ended March 31, 2015.

We believe that Ginnie Mae ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS and ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the quarter ended March 31, 2016, we did not purchase any ESS from PFSI and received $1.9 million pursuant to a recapture agreement with PFSI, compared to purchases of $46.4 million and receipt of $1.2 million of ESS pursuant to such recapture agreement during the quarter ended March 31, 2015.

We believe that CRT Agreements are an attractive long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for deploying additional capital into front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole loans. During the quarter ended March 31, 2016, we made investments in CRT Agreements totaling $66.7 million.

We supplement these activities through our participation in other mortgage-related activities, including:

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS and Agency debt securities with fair values totaling $50.7 million and $25.1 million during the quarters ended March 31, 2016 and 2015, respectively.

•	Acquisition of small balance (typically under $10 million) commercial real estate loans. During the quarter ended March 31, 2016, we acquired $4.7 million in fair value of small balance commercial real estate loans.

•	To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. During the quarter ended March 31, 2016, we issued $100.3 million in fair value of such securities.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the quarter ended March 31, 2016, we repurchased 5.2 million common shares at a cost of $64.5 million for a cumulative total of 6.2 million common shares repurchased at a cost of $80.8 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, as reflected in recent economic data. During the first quarter of 2016, real U.S. gross domestic product expanded at an annual rate of 0.5%, compared to 0.6% for the first quarter of 2015 and 1.4% for the fourth quarter of 2015. The national seasonally adjusted unemployment rate was 5.0% at March 31, 2016 and at December 31, 2015 and 5.5% at March 31, 2015. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the fourth quarter of 2015, the delinquency rate on residential real estate loans held by commercial banks was 5.1%, a reduction from 6.1% during the first quarter of 2015.

Residential real estate activity appears to be expanding. The seasonally adjusted annual rate of existing home sales for March 2016 was 1.5% higher than for March 2015, and the national median existing home price for all housing types was $222,700, a 5.7% increase from March 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during March 2016 decreased by 7.8% as compared to March 2015. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.62% to a high of 3.97% during the first quarter of 2016 while during the first quarter of 2015, thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 3.86% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey). Interest rates generally declined in the first quarter of 2016 and generally increased in the first quarter of 2015. This impacted MSR and other interest rate sensitive asset valuations and production activity.

Mortgage lenders originated an estimated $380 billion of home loans during the first quarter of 2016, down 6.2% from the first quarter of 2015. Total mortgage originations are forecast to be somewhat lower in 2016 versus 2015, with current industry estimates for 2016 averaging $1.6 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

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

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed over the past twelve months. Prime jumbo securitizations totaled $1.0 billion in UPB in the first quarter of 2016, a decrease from $4.2 billion in the first quarter of 2015. During the three months ended March 31, 2016, we produced approximately $7 million in UPB of jumbo loans compared to $62 million in UPB of jumbo loans produced during the three months ended March 31, 2015.

Our Manager expects to see a continued supply of distressed whole loans; however, we believe the pricing for recent transactions has been less attractive for buyers. We remain patient and selective in making new investments in distressed mortgage loans, and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Net investment income	$52,216	$37,657
Expenses	(41,172)	(41,477)
Benefit from income taxes	3,452	11,328

Net income	$14,496	$7,508

Pre-tax income (loss) by segment:
Correspondent production	$10,909	$4,419
Investment activities	135	(8,239)

	$11,044	$(3,820)
Earnings per share:
Basic	$0.20	$0.09
Diluted	$0.20	$0.09
Dividends per share:
Declared	$0.47	$0.61
Paid	$0.47	$0.61
Investment activities:
Mortgage loans and REO:
Purchases	$—	$241,981
Cash proceeds from liquidation activities	$112,773	$125,572
MBS:
Purchases	$50,702	$25,129
Cash proceeds from repayment and sales	$13,848	$17,802
ESS:
Purchases from PFSI	$—	$46,412
Cash proceeds from repayments	$79,926	$12,731
CRT Agreements:
Cash deposited	$66,706	$—
Distributions received	$2,706	$—
Per share closing prices:
During the period:
High	$15.99	$22.99
Low	$11.21	$20.57
At period end	$13.64	$21.29

	March 31, 2016	December 31, 2015
Total assets	$5,820,440	$5,826,924
Book value per share	$20.59	$20.28

During the quarter ended March 31, 2016, we recorded net income of $14.5 million, or $0.20 per diluted share. Our net income for the quarter ended March 31, 2016 reflects net interest income of $22.4 million, supplemented by $15.6 million of net mortgage loan servicing fees. During the quarter ended March 31, 2016, we purchased $10.2 billion in fair value of newly originated mortgage loans. We recognized net gains on such loans totaling approximately $15.0 million, including $36.2 million of MSRs retained upon securitization or sale of such loans. At March 31, 2016, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, $596.2 million of which were pending sale to PLS.

During the quarter ended March 31, 2015, we recorded net income of $7.5 million, or $0.09 per diluted share. Our net income for the quarter ended March 31, 2015 reflects net interest income of $14.9 million, supplemented by net gains on our investments in financial instruments totaling $13.6 million (comprised of net gain on investments and net gain on mortgage loans acquired for sale), including $19.0 million of valuation gains on mortgage loans at fair value and mortgage loans at fair value held by a variable interest entity (“VIE”). During the quarter ended March 31, 2015, we purchased $8.4 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $10.2 million, including $27.5 million of MSRs retained upon securitization or sale of such loans. At March 31, 2015, we held mortgage loans acquired for sale with fair values totaling $1.4 billion, of which $599.4 million were pending sale to PLS.

Our net income increased during the quarter ended March 31, 2016, as compared to the same period in 2015, primarily due to an improvement in pretax income in our investment activities segment of $8.4 million from a pretax loss of $8.2 million to pretax income of $135,000. During the quarter ended March 31, 2016, our investment activities segment recognized net investment income totaling $26.4 million from our investment activities, an increase of $7.6 million, or 40%, from $18.9 million during the same period in 2015, primarily from increased net mortgage loan servicing fees and net interest income.

In our correspondent production activities, our net investment income increased during the quarter ended March 31, 2016, as compared to the same period in 2015, by $7.0 million, or 37%, from $18.8 million to $25.8 million. We received proceeds of $3.2 billion from the sale of mortgage loans to nonaffiliates and issued $3.9 billion of IRLCs relating to Agency and jumbo mortgage loans during the quarter ended March 31, 2016, an increase of $365.7 million, or 10%, from the same period in 2015. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume and higher margins partially driven by optimization of GSE deliveries and specified loan sales.

Net Investment Income

During the quarter ended March 31, 2016, we recorded net investment income of $52.2 million, comprised primarily of $22.4 million of net interest income, $15.0 million of net gain on mortgage loans acquired for sale, $15.6 million of net loan servicing fees, and $6.9 million of loan origination fees, partially offset by $6.0 million of losses from results of REO and $3.9 million of net loss on investments. During the quarter ended March 31, 2015, we recorded net investment income of $37.7 million, comprised primarily of net interest income of $14.9 million, $10.2 million of net gain on mortgage loans acquired for sale, $8.0 million of net loan servicing fees, $5.3 million of loan origination fees, and $3.4 million of net gain on investments, partially offset by $5.8 million of losses from results of REO.

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions. Because we have elected to record our financial assets (comprised of mortgage loans at fair value, mortgage loans acquired for sale at fair value, MBS and ESS), a portion of our MSRs and our asset-backed financing at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs, CRT Agreements and the related derivatives we use to hedge certain of our investments and liabilities and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to mortgage loans held in a VIE.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Net interest income
Capitalization of interest pursuant to mortgage loan modifications	$23,294	$10,209
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	6,060	402

	29,354	10,611

Net gain on mortgage loans acquired for sale
Receipt of MSRs in mortgage loan sale transactions	36,162	27,460
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(571)	(925)
Adjustment to previously recorded amount due to chance in estimate	1,724	—
Change in fair value during the period of financial instruments held at period end:
Mortgage loans acquired for sale	6,737	3,726
IRLCs	4,688	2,554
Hedging derivatives	1,905	(2,584)

	50,645	30,231

Net gain (loss) on investments
Mortgage-backed securities:
Agency	3,720	1,108
Non Agency	1,379	407
Mortgage loans:
at fair value	12,846	15,427
at fair value held in a variable interest entity	8,394	1,801
ESS	(17,627)	(6,247)
CRT Agreements	(6,679)	—
Asset-backed financing of a VIE	(9,854)	(770)

	(7,821)	11,726
Net loan servicing fees—MSR valuation adjustments	(26,658)	(14,490)

	$45,520	$38,078

Net investment income	$52,216	$37,657
Non-cash items as a percentage of net investment income	87%	101%

Cash is generated when mortgage loan investments are monetized through payoffs, paydowns or sales, when payments of principal and interest occur on such mortgage loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our provision for representations and warranties when we repurchase mortgage loans from investors. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan investments and REO, net gain in value that we accumulated over the period during which we owned mortgage loan investments and REO liquidated during the period, and additional net gain realized upon liquidation during the period of such assets:

	Quarter ended March 31,
	2016			2015
	Proceeds	Accumulated gains (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$31,556	$3,285	$1,540	$45,882	$5,621	$1,758
REO	64,908	1,587	4,609	65,976	962	5,568

	$96,464	$4,872	$6,149	$111,858	$6,583	$7,326

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the mortgage loan at acquisition and on our success in working with the borrower to resolve the distress in the mortgage loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, include estimated direct transaction costs to be incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods and liquidation speed for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $3.8 million and $5.7 million for assets liquidated during the quarters ended March 31, 2016 and 2015, respectively.

Net investment income increased $14.6 million during the quarter ended March 31, 2016, as compared to the same period in 2015, primarily due to increases in net interest income from interest capitalized pursuant to loan modifications, higher interest earned on our investments, and increased net gains on mortgage loans acquired for sale during the quarter ended March 31, 2016, as compared to the same period in 2015, partially offset by losses on our investments in ESS and CRT Agreements which reflects the effects of decreasing mortgage interest rates and widening of credit spreads during the first quarter of 2016.

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2016
	Interest income/expense				Annualized
	Coupon	Discount/	Total	Average	interest
		fees (1)		balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$9,264	$—	$9,264	$918,741	4.03%
Investment activities:
Short-term investments	376	—	376	47,189	3.19%
Mortgage-backed securities:
Agency	1,886	6	1,892	229,394	3.30%
Non-Agency prime jumbo	813	7	820	95,913	3.42%

	2,699	13	2,712	325,307	3.33%

Mortgage loans:
at fair value	29,186	—	29,186	2,064,101	5.66%
at fair value held by variable interest entity	4,300	1,229	5,529	454,538	4.87%

	33,486	1,229	34,715	2,518,639	5.51%
ESS from PFSI	7,015	—	7,015	379,273	7.40%

Total investment activities	43,576	1,242	44,818	3,270,408	5.48%
Other	284	—	284	—

	$53,124	$1,242	$54,366	$4,189,149	5.19%

Liabilities:
Assets sold under agreements to repurchase	$18,325	$2,087	$20,412	$2,797,301	2.92%
Mortgage loans participation and sale agreement	291	36	327	68,598	1.91%
Federal Home Loan Bank advances	122	—	122	98,038	0.50%
Asset-backed financings of a VIE at fair value	2,669	(1,317)	1,352	315,991	1.71%
Exchangeable Notes	3,359	253	3,612	250,000	5.78%
Notes payable	2,519	825	3,344	213,616	6.26%
Note payable to PFSI	1,266	336	1,602	150,000	4.27%

	28,551	2,220	30,771	3,893,544	3.16%

Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	972	—	972	—
Interest on mortgage loan impound deposits	261	—	261	—

	29,784	2,220	32,004	3,893,544	3.29%

Net interest income	$23,340	$(978)	$22,362

Net interest margin					2.14%
Net interest spread					1.90%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Quarter ended March 31, 2015
	Interest income/expense				Annualized
	Coupon	Discount/	Total	Average	interest
		fees(1)		balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$7,101	$—	$7,101	$756,646	3.75%
Investment activities:
Short-term investments	220	—	220	90,712	0.97%
Mortgage-backed securities
Agency	1,616	62	1,678	194,782	3.45%
Non-Agency prime jumbo	931	24	955	112,833	3.39%

	2,547	86	2,633	307,615	3.42%
Mortgage loans:
at fair value	21,554	—	21,554	2,309,282	3.73%
at fair value held by variable interest entity	4,924	489	5,413	526,220	4.11%

	26,478	489	26,967	2,835,502	3.80%
ESS from PFSI	3,752	—	3,752	199,417	7.53%

Total investment activities	32,997	575	33,572	3,433,246	3.91%

Other	12	—	12	—

	$40,110	$575	$40,685	$4,189,892	3.88%

Liabilities:
Assets sold under agreements to repurchase	$16,621	$2,291	$18,912	$2,847,915	2.66%
Mortgage loans participation and sale agreement	155	52	207	43,547	1.91%
Asset backed secured financing of a VIE at fair value	1,410	173	1,583	165,522	3.83%
Exchangeable Notes	3,359	238	3,597	250,000	5.76%

	21,545	2,754	24,299	3,306,984	2.94%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,173	—	1,173	—
Interest on mortgage loan impound deposits	274	—	274	—

	22,992	2,754	25,746	3,306,984	3.11%

Net interest income	$17,118	$(2,179)	$14,939

Net interest margin					1.43%
Net interest spread					0.77%

(1)	Amounts in this column represent accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2016
	Increase (decrease) due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$489	$1,674	$2,163
Investment activities:
Short-term investments	303	(147)	156
Mortgage -backed securities:
Agency	(88)	302	214
Non-Agency prime jumbo	(1)	(134)	(135)

	(89)	168	79
Mortgage loans:
at fair value	10,064	(2,432)	7,632
at fair value held by variable interest entity	882	(766)	116

Total mortgage loans	10,946	(3,198)	7,748
ESS from PFSI	(105)	3,368	3,263

Total investment activities	11,055	191	11,246
Other	—	272	272

	11,554	2,137	13,681

Liabilities:
Assets sold under agreements to repurchase	2,066	(566)	1,500
Mortgage loan participation and sale agreement	(2)	122	120
FHLB advances	—	122	122
Asset backed secured financing of a VIE at fair value	(1,182)	951	(231)
Exchangeable Notes	15	—	15
Notes Payable	—	3,344	3,344
Note Payable to PFSI	—	1,602	1,602

	897	5,575	6,472
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	(201)	(201)
Interest on mortgage loan impound deposits	—	(13)	(13)

	897	5,361	6,258

Net interest income	$10,647	$(3,224)	$7,423

During the quarter ended March 31, 2016, we earned net interest income of $22.4 million, as compared to $14.9 million for the quarter ended March 31, 2015. The increase in net interest income between quarters was primarily due to an increase in interest capitalized pursuant to mortgage loan modifications, a higher average balance on ESS, and a higher average balance and yield earned on mortgage loans acquired for sale at fair value, partially offset by higher-cost borrowings from the financings of MSRs through our notes payable and ESS obtained through a note payable to PFSI.

During the quarter ended March 31, 2016, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIEs totaling $34.7 million, including $23.3 million of interest capitalized pursuant to loan modifications, which compares to $27.0 million, including $10.2 million of interest capitalized pursuant to loan modifications in the quarter ended March 31, 2015. The increase in interest income was primarily the result of an increase in yields on our investments from 3.91% during the quarter ended March 31, 2015 to 5.48% during the quarter ended March 31, 2016, which was due to an increase in interest capitalized from mortgage loan modifications. Capitalized interest contributed 3.70% to our interest yield on mortgage loans at fair value during the quarter ended March 31, 2016, as compared to 1.44% during the same quarter in 2015.

At March 31, 2016, approximately 53% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 69% at March 31, 2015. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in HAMP, we are required to comply with the process specified by the HAMP program before liquidating a mortgage loan, and this may extend the resolution process. At March 31, 2016, we held $1.1 billion in fair value of nonperforming mortgage loans and $327.2 million in carrying value of REO, as compared to $1.6 billion in fair value of nonperforming mortgage loans and $317.5 million in carrying value of REO at March 31, 2015.

During the quarter ended March 31, 2016, we incurred interest expense totaling $32.0 million, as compared to $25.7 million during the quarter ended March 31, 2015. Our interest cost on interest bearing liabilities was 3.16% for the quarter ended March 31, 2016 and 2.94% for the quarter ended March 31, 2015. The increase in interest expense reflects higher borrowing costs associated with funding investments in MSRs and ESS in the 2016 period, as compared to the same period in 2015.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Cash loss:
Mortgage loans	$(3,019)	$(7,544)
Hedging activities	(32,577)	(12,527)

	(35,596)	(20,071)

Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	36,162	27,460
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(571)	(925)
Adjustment to previously recorded amount due to change in estimate	1,724	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	4,688	2,554
Mortgage loans	6,737	3,726
Hedging derivatives	1,905	(2,584)

	13,330	3,696

	$15,049	$10,160

Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$3,373,732	$2,987,735
UPB	$3,259,363	$2,890,132
Fair value of mortgage loans acquired for sale held at period end:
Conventional mortgage loans	$718,710	$767,574
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	596,166	599,390
Commerical mortgage loans	18,985	—
Mortgage loans repurchased pursuant to representations and warranties	5,772	—

	$1,339,633	$1,366,964

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The increase in gain on mortgage loans acquired for sale during the quarter ended March 31, 2016, as compared to the same period in 2015 is due to an increase in the volume of mortgage loans sold to nonaffiliates compounded by higher margins partially driven by optimization of GSE deliveries and specified loan sales.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2016	2015
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$5,566	$3,644
New indemnifications	—	364
Less:
Indemnified mortgage loans repurchased	—	—
Indemnified mortgage loans repaid or refinanced	327	—

Mortgage loans indemnified by PMT at end of period	$5,239	$4,008

Deposits received from correspondent lenders collateralizing prospective indemnification losses	$645	$1,362

Repurchase activity:
Total UPB of mortgage loans repurchased by PMT	$3,844	$7,831
Less:
UPB of mortgage loans repurchased by correspondent lenders	1,623	5,099
UPB of mortgage loans repaid by borrowers	614	—

UPB of mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$1,607	$2,732

Net losses charged to liability for representations and warranties	$306	$53

At end of period:
UPB of mortgage loans subject to representations and warranties	$43,464,887	$35,573,237

Liability for representations and warranties	$18,712	$15,379

During the quarter ended March 31, 2016, we repurchased mortgage loans with UPBs totaling $3.8 million and recorded net losses charged to representations and warranties against the liability of $306,000, as compared to repurchases of $7.8 million and net losses of $53,000 during the same period in 2015. The losses we have recorded to date have been moderated by our ability to in turn recover most of the losses inherent in the repurchased mortgage loans from the selling correspondent lenders. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses to increase.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased loan from the selling correspondent lender and other external conditions that may change over the lives of the underlying loans. We may be required to incur losses related to such representations and warranties for several quarters after the mortgage loans are sold or liquidated.

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and results of operations. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $1.7 million favorable adjustment to previously recorded liabilities for representations and warranties during the quarter ended March 31, 2016 due to our experience with the class of mortgages subject to the adjustment.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of mortgage loans from those lenders. The increase in fees during the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015 is reflective of the increase in the volume of mortgage loans we purchased during the quarter ended March 31, 2016, as compared to the same period in 2015.

Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Net (loss) gain on investments:
From non-affiliates:
Mortgage-backed securities	$5,099	$1,516
Mortgage loans at fair value	14,395	17,186
Mortgage loans held in a VIE	8,394	1,800
CRT Agreements	(4,143)	—
Asset-backed financings of a VIE at fair value	(9,854)	(770)
Hedging derivatives	(162)	(10,038)

	13,729	9,694
From PFSI—ESS	(17,627)	(6,247)

	$(3,898)	$3,447

The decrease in net gain on investments during the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015, was caused by losses in our interest rate sensitive investments, primarily our ESS, due to the effect of decreasing mortgage interest rates during the first quarter of 2016; and losses in our credit-sensitive investments, primarily our CRT Agreements, due to the effects of credit spread widening, an indication of investor demand for increased yield on credit-sensitive investments, and mortgage loans at fair value, due to the effects of slower appreciation in the fair value of such mortgage loans as a result of slower appreciation in the fair value of the real estate collateralizing such mortgage loans during the quarter ended March 31, 2016, as compared to the same period in 2015. These reduced gains were partially offset by gains in our MBS from the effect of decreasing interest rates during the first quarter of 2016 and reduced hedging costs during the quarter ended March 31, 2016, as compared to the same period in 2015.

Mortgage-Backed Securities

During the quarter ended March 31, 2016, we recognized net valuation gains on MBS of $5.1 million, as compared to $1.5 million for the quarter ended March 31, 2015. The gains we recorded reflect the effects of decreasing mortgage interest rates during the first quarter of 2016, which favorably impacts the fair value of MBS. The gains we recorded arose due to decreases in market yields on MBS after we purchased the securities.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $17.6 million for the quarter ended March 31, 2016, as compared to losses of $6.2 million for the quarter ended March 31, 2015. Mortgage interest rates declined at a sharper rate during the first quarter of 2016 causing our estimate of future prepayments to increase as compared to the same period in 2015, resulting in a decrease in fair value. The effect of this decrease in fair value was compounded by growth in our investment in ESS as our average investment in ESS increased from $199.4 million for the quarter ended March 31, 2015 to $379.3 million for the quarter ended March 31, 2016, which includes the effect of the sale of $59.0 million in ESS during the quarter ended March 31, 2016.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Valuation changes:
Performing loans	$4,884	$15,232
Nonperforming loans	7,965	195

	12,849	15,427
Gain on payoffs	1,548	2,043
Loss on sales	(2)	(284)

	$14,395	$17,186

Average portfolio balance	$2,064,101	$2,309,282

Number of loans relating to gain recognized on payoffs	106	153
UPB of loans relating to gain recognized on payoffs	$26,273	$49,888
Number of loans relating to loss recognized on sales	1	31
UPB of loans relating to loss recognized on sales	$500	$2,150

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to $12.8 million and $15.4 million in the quarters ended March 31, 2016 and 2015, respectively. Cash is generated when mortgage loans are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the loan, and the interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the loan. During the quarter ended March 31, 2016, we capitalized interest totaling $23.3 million compared to $10.2 million for the quarter ended March 31, 2015.

During the quarter ended March 31, 2016, our gains from performing mortgage loans decreased as significantly more interest was capitalized as compared to the same period in 2015, resulting in reduced gains on such mortgage loans. Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Gains on nonperforming mortgage loans increased during the quarter ended March 31, 2016 as compared to the same period in 2015 as the values of the underlying real estate collateral performed better versus our home price projections compared to the same period in 2015.

We recognize valuation gains to reflect the commitment price of the mortgage loans subject to the mortgage loan sale at the time we enter into the commitment to sell such loans. Therefore, the computation of the valuation gains includes the expected proceeds from pending mortgage loan sales at period end and the gain recognized on sale of mortgage loans reflects the difference between proceeds from sale of the mortgage loans and the commitment price of sale.

During the quarter ended March 31, 2016, we committed to sell approximately $419.3 million in UPB of reperforming mortgage loans and closed the sale of those loans in May 2016.

There can be no assurance that this form of monetization will continue to be a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for mortgage loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such mortgage loans.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such mortgage loan. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, incentive payments earned pursuant to HAMP, payoffs or acquisition of the property securing the mortgage loans and liquidation of the property in the event the borrower subsequently defaults. Due to the recent addition of new modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern.

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended March 31,
	2016		2015
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	219	$56,929	149	$33,677
Term extension	335	$92,790	169	$40,684
Capitalization of interest and fees	352	$97,729	196	$46,253
Principal forbearance	91	$28,895	44	$13,145
Principal reduction	209	$60,809	98	$23,691
Total (1)	352	$97,729	196	$46,253
Defaults of mortgage loans modified in the prior year period		$789		$5,526
As a percentage of balance of loans before modification		2%		7%
Defaults during the period of mortgage loans modified since acquisitions(3)		$26,629		$32,516
As a percentage of balance of loans before modification		4%		6%
Repayments and sales of mortgage loans modified in the prior year period		$101		$1,362
As a percentage of balance of loans before modification		0%		1%

(1)	Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.
(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended March 31,
	2016		2015
	Before	After	Before	After
Category	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$278	$296	$236	$245
Remaining term (months)	327	448	316	426
Interest rate	4.95%	3.67%	5.50%	3.53%
Forbeared principal	$—	$18	$—	$8

Net Mortgage Loan Servicing Fees

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

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Servicing fees (1)	$28,872	$22,629
MSR recapture fee receivable from PFSI	130	—
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(14,287)	(9,592)
Provision for impairment	(17,706)	(6,379)
Gain on sale	—	83
Carried at fair value—change in fair value	(11,415)	(9,816)
Gains on hedging derivatives	29,960	11,076

	(13,448)	(14,628)

Net loan servicing fees	$15,554	$8,001

Average servicing portfolio	$43,253,977	$34,599,043

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net loan servicing fees increased $7.6 million, or 94%, during the quarter ended March 31, 2016, as compared to the same quarter ended March 31, 2015. The increase was primarily due to a $6.2 million, or 28%, increase in servicing fees, supplemented by a $1.2 million decrease in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to a 25% increase in the average size of our servicing portfolio measured in UPB. The decrease in the effect of MSRs on net loan servicing fees was primarily a result of an increase in gains from hedging derivatives, partially offset by an increase in amortization and changes in fair value from the realization of cash flows that result from the growth in our average servicing portfolios, and an increase in the provision for impairment as a result of the effect of a sharper decline in interest rates on the expected life of the mortgage loans subject to MSRs during the quarter ended March 31, 2016, as compared to the same period in 2015.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during the quarter ended March 31, 2016 of $130,000 and we did not recognize MSR recapture income during the quarter ended March 31, 2015.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net mortgage loan servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income.

We account for MSRs at either our estimate of the asset’s fair value with changes in fair value recorded in current period earnings or using the amortization method with the MSRs carried at the lower of amortized cost or estimated fair value based on the class of MSR. We have identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5%; and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Our subsequent accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by mortgage loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	March 31,	December 31,
	2016	2015
	(in thousands)
MSRs carried at fair value	$61,071	$66,584

MSR carried at lower of amortized cost or fair value:
Amortized cost	$422,676	$404,101
Valuation allowance	(28,650)	(10,944)

Carrying value	$394,026	$393,157

Fair value	$405,635	$424,154

Total MSR:
Carrying value	$455,097	$459,741

Fair value	$466,706	$490,738

UPB of mortgage loans underlying MSRs	$44,207,616	$42,300,338

Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	26	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.9%	3.9%
MSRs carried at fair value	4.7%	4.7%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarters ended March 31, 2016 and 2015, we recorded net losses of $6.0 million and $5.8 million, respectively, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended March 31
	2016	2015
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$64,908	$65,976
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(10,645)	(11,400)
Gain on sale, net	4,609	5,568

	$(6,036)	$(5,832)

Number of properties sold	376	486
Average carrying value of REO	$338,435	$312,415
Period end:
Carrying value	$327,212	$317,536
Number of properties in inventory	1,501	1,728

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$12,935	$12,866
Mortgage loan servicing fees	11,453	10,670
Management fees	5,352	7,003
Professional services	2,293	1,828
Mortgage loan collection and liquidation	2,214	1,445
Compensation	1,289	2,808
Other (1)	5,636	4,857

	$41,172	$41,477

(1)	On December 15, 2015, the Operating Partnership amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

Expenses decreased $305,000, or 1%, during the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015, primarily due to decreased management incentive fees from lower net income over the rolling four-quarter period upon which our performance incentive fee is based and lower compensation expense from a decrease in share-based compensation costs, partially offset by higher mortgage loan servicing fees reflecting a higher average mortgage loan servicing portfolio and higher mortgage loan collection and liquidation expenses from increased litigation and other foreclosure costs on distressed mortgage loans.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended March 31,
	2016	2015
	(dollars in thousands)
Fulfillment fee expense	$12,935	$12,866
UPB of mortgage loans fulfilled by PLS	$3,259,363	$2,890,132
Average fulfillment fee rate (in basis points)	40	45

The increase in loan fulfillment fees of $69,000 during the quarter ended March 31, 2016, as compared to the same period in 2015 is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PFSI to fulfill mortgage loans from our correspondent production activities due to contractual discretionary reductions in the fulfillment fee by PFSI to facilitate our successful completion of certain mortgage loan sale transactions.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees increased by $783,000, or 7%, during the quarter ended March 31, 2016, as compared to the same period in 2015. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio. The increase in mortgage loan servicing fees reflects the increase in our average mortgage loan servicing portfolio from $34.6 billion at March 31, 2015 to $43.3 billion at March 31, 2016 and an increase in activity-based fees, which increased by $697,000, or 24%, during the quarter ended March 31, 2016, as compared to the same period in 2015, from increased loan modification and resolution activity on distressed mortgage loans. These increases were partially offset by a decrease in our average investment in distressed mortgage loans at fair value of $245.2 million, or 11%, during the quarter ended March 31, 2016, as compared to the same period in 2015.

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$56	$26
Activity-based	115	31

	171	57
Mortgage loans at fair value:
Distressed mortgage loans
Base	3,359	4,032
Activity-based	3,449	2,894

	6,808	6,926

Mortgage loans held in VIE
Base	41	30
Activity-based	—	—

	41	30

MSRs:
Base	4,344	3,626
Activity-based	89	31

	4,433	3,657

	$11,453	$10,670

MSR recapture income recognized included in Net mortgage loan servicing fees	$130	$—
Average investment in:
Mortgage loans acquired for sale at fair value	$918,741	$756,646
Mortgage loans at fair value:
Distressed mortgage loans	$2,064,101	$2,309,282
Mortgage loans held in a VIE	$454,538	$526,220
Average mortgage loan servicing portfolio	$43,253,977	$34,599,043

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Base	$5,352	$5,730
Performance incentive	—	1,273

	$5,352	$7,003

Management fees decreased by $1.7 million during the quarter ended March 31, 2016 as compared to the same period in 2015, primarily due to the decrease in our income over the rolling four-quarter period upon which our performance incentive fee is based, thereby reducing such performance incentive fee, and to the effects on our shareholders’ equity of our share repurchases and dividend distributions.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional Services

Professional service expense increased $465,000 during the quarter ended March 31, 2016, as compared to the same period in 2015, primarily due to an increase in expenses for legal and other professional fees and increased servicing and collection costs associated with the administration and sale of reperforming distressed mortgage loans.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses increased $769,000 during the quarter ended March 31, 2016, as compared to the same period in 2015, due to increased legal and other foreclosure costs on distressed mortgage loans. As distressed mortgage loans continue to age, we expect to incur increased costs related to the ongoing preservation of our interests in such mortgage loans.

Compensation

Compensation expense decreased by $1.5 million during the quarter ended March 31, 2016, as compared to the same period in 2015, primarily due to decreased share-based compensation expense, reflecting the effects of the Company’s decreasing share price on the portion of the Company’s restricted share unit grants that are accounted for using variable accounting.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Common overhead allocation from PFSI (1)	$2,561	$2,392
Mortgage loan origination	1,121	953
Real estate held for investment	557	—
Technology	435	292
Insurance	318	373
Other	644	847

	$5,636	$4,857

(1)	On December 15, 2015, the Operating Partnership amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

Other expenses increased during the quarter ended March 31, 2016, as compared to the same period in 2015, by $779,000 primarily due to higher real estate expenses incurred on the management of our real estate held for investment and higher loan origination expenses, reflecting increased mortgage loan production volume.

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

Our effective tax rate was (31)% and 297% for the quarters ended March 31, 2016 and 2015, respectively. The change in our tax benefit was due primarily to reduced losses before income taxes incurred at our taxable REIT subsidiary. Our taxable REIT subsidiary recognized a tax benefit of $3.5 million on a loss of $6.0 million while our consolidated pretax income was $11.0 million for the quarter ended March 31, 2016. For the same period in 2015, the taxable REIT subsidiary recognized a tax benefit of $11.3 million on a loss of $28.6 million and our reported consolidated pretax loss was $3.8 million. The relative values between the tax benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2016	2015
	(in thousands)
Assets
Cash	$66,972	$58,108
Investments:
Short-term investments	47,500	41,865
Mortgage-backed securities	364,439	322,473
Mortgage loans acquired for sale at fair value	1,339,633	1,283,795
Mortgage loans at fair value	2,496,778	2,555,788
ESS	321,976	412,425
Derivative assets	18,462	10,085
Real estate acquired in settlement of loans	327,212	341,846
Real estate held for investment	12,758	8,796
MSRs	455,097	459,741

	5,383,855	5,436,814
Other	369,613	332,002

Total assets	$5,820,440	$5,826,924

Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,307,414	$3,128,780
FHLB advances	—	183,000
Notes payable	206,191	236,015
Asset-backed financing of a VIE at fair value	344,693	247,690
Exchangeable Notes	245,307	245,054
Note payable to PFSI	150,000	150,000

	4,253,605	4,190,539
Other	152,332	140,272

Total liabilities	4,405,937	4,330,811
Shareholders’ equity	1,414,503	1,496,113

Total liabilities and shareholders’ equity	$5,820,440	$5,826,924

Total assets decreased by approximately $5.3 million, or 0.1%, during the period from December 31, 2015 through March 31, 2016, primarily due to a $90.4 million decrease in ESS, a $59.0 million decrease in mortgage loans at fair value, and a $14.6 million decrease in REO, partly offset by a $55.8 million increase in mortgage loans acquired for sale at fair value, a $42.0 million increase in mortgage-backed securities, and a $14.5 million increase in cash and short-term investments.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2016	2015
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$6,775,489	$5,378,834
Agency-eligible	3,366,853	2,927,419
Jumbo	6,879	60,317
Commercial mortgage loans	4,715	—

	$10,153,936	$8,366,570

UPB of correspondent mortgage loan purchases	$9,687,223	$7,996,405
Gain on mortgage loans acquired for sale	$15,049	$10,160
Fair value of correspondent loans in inventory at period end pending sale to:
PFSI	$596,166	$599,390
Non-affiliates	743,467	767,574

	$1,339,633	$1,366,964

During the quarter ended March 31, 2016, we purchased for sale $10.2 billion in fair value of correspondent production loans, as compared to $8.4 billion in fair value of correspondent production loans during the quarter ended March 31, 2015. The increase in correspondent purchases during the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2015, is a result of a favorable interest rate environment and continued growth in our correspondent production seller network.

Our ability to continue the expansion of our correspondent production business is subject to, among other factors, our ability to source additional mortgage loan volume, our ability to obtain additional inventory financing and our ability to fund the portion of the mortgage loans not financed, either through cash flows from business activities or the raising of additional equity capital. There can be no assurance that we will be successful in increasing our borrowing capacity or in obtaining the additional equity capital necessary or that we will be able to identify additional sources of mortgage loans.

Investment Portfolio

Following is a summary of our acquisitions of mortgage-related investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended March 31,
	2016	2015
	(in thousands)
MBS	$50,702	$25,129
Distressed mortgage loans—nonperforming (1)	—	241,981
Deposits of restricted cash relating to CRT Agreements	66,706	—
MSRs purchased and received in mortgage loan sales	38,764	27,460
ESS purchased from PFSI	—	46,412

	$156,172	$340,982

(1)	Performance status as of the date of acquisition.

Our acquisitions during the quarter ended March 31, 2016 and during the quarter ended March 31, 2015 were financed through the use of a combination of proceeds from liquidations of existing investments and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our Agency and non-Agency prime jumbo MBS holdings:

	March 31, 2016					December 31, 2015
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Freddie Mac	$201,950	$192,700	5.8	3.5%	2.5%	$154,697	$150,099	7.4	3.5%	3.0%
Fannie Mae	69,505	66,193	5.8	3.5%	2.4%	70,453	68,215	7.4	3.5%	3.0%

	271,455	258,893				225,150	218,314
Non-Agency prime jumbo	92,984	92,612	4.9	3.4%	3.6%	97,323	98,337	4.9	3.5%	3.6%

	$364,439	$351,505				$322,473	$316,651

Distressed Mortgage Loans

The relationship of the fair value of our distressed mortgage loans at fair value to the underlying real estate collateral is summarized below:

	March 31, 2016		December 31, 2015
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$960,474	$1,423,580	$877,438	$1,134,560
Nonperforming loans	1,087,089	1,578,866	1,222,956	1,702,548

	$2,047,563	$3,002,446	$2,100,394	$2,837,108

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, our asset disposition strategies with respect to individual loans, the costs and expenses we incur in the disposition process, changes in borrower performance and the underlying collateral values. Ultimate realization in a disposition of these assets will be net of any servicing advances held on the balance sheet in relation to these investments.

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

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$458,662	48%	4.30%	$418,339	39%	5.62%	$417,658	48%	4.35%	$481,325	39%	5.62%
ARM/Hybrid	160,519	16%	3.42%	621,874	57%	4.82%	160,051	18%	3.33%	696,802	57%	4.80%
Interest rate step-up	341,111	36%	2.34%	46,876	4%	2.22%	299,569	34%	2.28%	44,829	4%	2.25%
Balloon	182	0%	1.97%	—	0%	0.00%	160	0%	1.97%	—	0%	0.00%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$959,735	100%	3.42%	$1,086,973	100%	4.99%	$876,748	100%	3.43%	$1,222,816	100%	5.01%
2nd lien	739	0%	4.20%	116	0%	8.74%	690	0%	4.28%	140	0%	8.47%
Unsecured	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%	—	0%	0.00%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$746,328	78%	3.49%	$593,323	55%	4.97%	$685,801	78%	3.49%	$666,257	55%	4.99%
Investment property	211,260	22%	3.18%	492,803	45%	5.03%	188,659	22%	3.20%	555,531	45%	5.03%
Other	2,886	0%	4.29%	963	0%	6.27%	2,978	0%	4.17%	1,168	0%	5.69%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$37	0%	2.77%	$—	0%	0.00%	$55	0%	3.18%	$—	0%	0.00%
12 - 35 months	23,284	2%	4.23%	—	0%	0.00%	24,331	3%	4.24%	—	0%	0.00%
36 - 59 months	2,607	0%	3.27%	312	0%	3.93%	4,131	0%	3.22%	2,083	0%	3.43%
60 months or more	934,546	98%	3.41%	1,086,777	100%	5.00%	848,921	97%	3.41%	1,220,873	100%	5.01%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$213,884	22%	3.74%	$188,162	17%	4.96%	$200,856	23%	3.77%	$203,493	17%	5.01%
600-649	183,054	19%	3.55%	208,055	19%	4.86%	158,654	18%	3.58%	237,879	19%	4.88%
650-699	241,281	25%	3.33%	330,552	30%	5.01%	216,648	25%	3.33%	370,178	30%	5.03%
700-749	225,566	24%	3.16%	266,511	25%	5.08%	210,329	24%	3.15%	301,417	25%	5.09%
750 or greater	96,689	10%	3.27%	93,809	9%	5.08%	90,951	10%	3.24%	109,989	9%	5.06%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to-value (1)	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$318,579	33%	3.99%	$294,800	27%	5.17%	$250,154	29%	4.09%	$309,945	25%	5.07%
80% - 99.99%	247,996	26%	3.55%	317,841	29%	4.86%	225,574	26%	3.53%	317,076	26%	4.91%
100% - 119.99%	191,987	20%	3.23%	220,518	20%	4.88%	190,336	22%	3.26%	291,866	24%	5.07%
120% or greater	201,912	21%	2.89%	253,930	24%	5.05%	211,374	23%	2.97%	304,069	25%	5.00%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$278,046	29%	3.21%	$171,294	16%	4.07%	$260,103	30%	3.20%	$201,717	16%	4.06%
New York	111,267	12%	3.10%	274,201	25%	5.54%	99,081	11%	3.07%	293,277	24%	5.58%
Florida	70,885	7%	3.09%	111,326	10%	5.37%	61,999	7%	3.15%	126,705	10%	5.43%
New Jersey	52,269	5%	2.85%	152,635	14%	5.17%	47,939	5%	2.84%	167,020	14%	5.25%
Other	448,007	47%	3.77%	377,633	35%	4.80%	408,316	47%	4.08%	434,237	36%	4.86%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	March 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$813,461	85%	3.38%	$—	0%	0.00%	$691,925	79%	3.34%	$—	0%	0.00%
30 days delinquent	102,804	11%	3.63%	—	0%	0.00%	131,098	15%	3.73%	—	0%	0.00%
60 days delinquent	44,209	4%	3.73%	—	0%	0.00%	54,415	6%	3.78%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	422,152	39%	4.43%	—	0%	0.00%	459,060	38%	4.48%
In foreclosure	—	0%	0.00%	664,937	61%	5.35%	—	0%	0.00%	763,896	62%	5.33%

	$960,474	100%	3.43%	$1,087,089	100%	5.00%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

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

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	March 31, 2016	December 31, 2015
Discount rate
Range	2.5% – 15.0%	2.5% – 15.0%
Weighted average	6.8%	7.1%
Twelve-month projected housing price index change
Range	1.7% – 5.9%	1.5% – 5.1%
Weighted average	3.7%	3.6%
Prepayment speed (1)
Range	0.1% – 10.6%	0.1% – 9.6%
Weighted average	3.8%	3.7%
Total prepayment speed (2)
Range	0.6% – 25.9%	0.5% – 27.2%
Weighted average	20.0%	19.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.1% at December 31, 2015 to 6.8% March 31, 2016 as lower estimates of recoveries in the resolution of the distressed portfolios reduced yield expectations.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.6% at December 31, 2015 to 3.7% at March 31, 2016, due to improved forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value increased from 19.6% at December 31, 2015 to 20.0% March 31, 2016 due to a greater concentration of more seasoned non-performing loans at the end of the reporting period.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	March 31, 2016		December 31, 2015
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$238,235	73%	$249,340	73%
Planned unit development	57,179	18%	54,404	16%
Condominium/Townhome/Co-op	30,899	9%	35,593	10%
5+ dwelling units	899	0%	2,509	1%

	$327,212	100%	$341,846	100%

	March 31, 2016		December 31, 2015
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
California	$72,089	22%	$76,222	22%
Florida	51,694	16%	58,924	17%
New Jersey	40,399	12%	36,394	11%
New York	36,023	11%	27,300	8%
Maryland	24,336	7%	30,763	9%
Illinois	18,193	6%	21,029	6%
Other	84,478	26%	91,214	27%

	$327,212	100%	$341,846	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$310.2	$270.8	$330.8	$292.1	$37.9	$30.6	$439.0	$324.1
Pool factor (1)	1.00	0.87	1.00	0.88	1.00	0.81	1.00	0.74
Collection status:
Delinquency
Current	1.8%	18.0%	1.6%	32.5%	0.7%	32.6%	6.2%	21.9%
30 days	0.3%	1.6%	1.6%	3.7%	0.6%	6.5%	0.7%	1.9%
60 days	0.1%	1.4%	7.1%	2.1%	1.4%	3.4%	0.7%	1.1%
over 90 days	66.7%	24.3%	52.7%	25.0%	59.0%	29.6%	37.5%	18.9%
In foreclosure	31.1%	38.9%	36.9%	27.8%	38.3%	14.0%	53.8%	40.6%
REO	0.0%	15.8%	0.0%	9.0%	0.0%	13.9%	1.1%	15.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$507.3	$372.2	$929.5	$572.1	$397.3	$249.4	$366.2	$182.0
Pool factor (1)	1.00	0.73	1.00	0.62	1.00	0.63	1.00	0.50
Collection status:
Delinquency
Current	1.4%	17.9%	0.8%	28.6%	4.8%	40.3%	1.6%	54.3%
30 days	0.2%	3.4%	0.3%	3.2%	7.4%	5.4%	1.5%	6.7%
60 days	0.0%	0.4%	0.7%	1.8%	7.6%	2.8%	3.5%	3.7%
over 90 days	38.3%	15.4%	58.6%	18.0%	45.3%	15.2%	82.2%	14.8%
In foreclosure	60.0%	41.9%	39.6%	29.4%	34.9%	22.3%	11.2%	11.8%
REO	0.0%	20.9%	0.0%	19.1%	0.0%	13.9%	0.0%	8.7%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$290.3	$133.5	$357.2	$141.0	$402.5	$126.4	$49.0	$23.3
Pool factor (1)	1.00	0.46	1.00	0.39	1.00	0.31	1.00	0.48
Collection status:
Delinquency
Current	3.1%	44.1%	0.0%	33.8%	45.0%	47.1%	0.2%	43.6%
30 days	1.3%	8.1%	0.0%	2.7%	4.0%	8.0%	0.1%	3.8%
60 days	5.4%	3.6%	0.1%	1.5%	4.3%	3.6%	0.2%	0.5%
over 90 days	57.8%	15.2%	49.1%	17.3%	31.3%	17.7%	70.4%	21.3%
In foreclosure	32.4%	15.1%	50.8%	25.7%	15.3%	16.9%	29.0%	19.3%
REO	0.0%	13.8%	0.0%	19.1%	0.1%	6.7%	0.0%	11.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$542.6	$126.5	$259.8	$74.3	$515.1	$131.6	$277.8	$48.4
Pool factor (1)	1.00	0.23	1.00	0.29	1.00	0.26	1.00	0.17
Collection status:
Delinquency
Current	0.6%	38.3%	11.5%	38.9%	2.0%	33.3%	5.0%	44.0%
30 days	1.3%	5.9%	6.5%	4.1%	1.9%	6.2%	4.0%	6.7%
60 days	2.0%	2.6%	5.2%	2.9%	3.9%	0.8%	5.1%	3.6%
over 90 days	22.6%	17.6%	31.2%	18.3%	25.9%	16.1%	26.8%	15.5%
In foreclosure	73.0%	22.0%	43.9%	23.2%	66.3%	31.4%	59.1%	13.6%
REO	0.4%	13.6%	1.7%	12.6%	0.0%	12.2%	0.0%	16.7%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	March 31,	At	March 31,	At	March 31,
	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$146.2	$19.0	$195.5	$27.5	$182.7	$31.6
Pool factor (1)	1.00	0.13	1.00	0.14	1.00	0.17
Collection status:
Delinquency
Current	1.2%	36.2%	5.1%	33.9%	6.2%	46.6%
30 days	0.4%	2.5%	2.0%	10.7%	1.6%	4.1%
60 days	1.3%	11.6%	4.1%	1.9%	5.8%	2.6%
over 90 days	38.2%	22.0%	42.8%	14.8%	37.8%	11.1%
In foreclosure	58.9%	18.7%	45.9%	30.9%	46.4%	22.8%
REO	0.0%	9.0%	0.0%	7.8%	2.3%	12.7%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the quarters ended March 31, 2016 and 2015 are summarized below:

	Quarter ended March 31,
	2016	2015	Change
	(in thousands)
Operating activities	$(39,570)	$(753,129)	$713,559
Investing activities	93,069	(91,348)	184,417
Financing activities	(44,635)	833,759	(878,394)

Net cash flows	$8,864	$(10,718)	$19,582

Our cash flows resulted in a net increase in cash of $8.9 million during the quarter ended March 31, 2016. The increase was due to cash provided by investing activities exceeding cash used by our operating and financing activities.

Operating activities

Cash used by operating activities totaled $39.6 million during the quarter ended March 31, 2016, as compared to cash used by operating activities of $753.1 million during the quarter ended March 31, 2015. The decrease in cash flows used by operating activities is primarily due to the growth in our inventory of mortgage loans acquired for sale during the quarter ended March 31, 2015, as compared to the same period in 2016.

Investing activities

Net cash provided by our investing activities was $93.1 million for the quarter ended March 31, 2016, as compared to cash used by investing activities of $91.3 million for the quarter ended March 31, 2015. The decrease in cash flows used reflects higher investment acquisitions during the first quarter of 2015 from the purchase of distressed mortgage loans and ESS of $288.4, as compared to no acquisitions of distressed mortgage loans or ESS during the same period in 2016, and a higher realization of proceeds from sales and repayments on our investments, which exceeded our investment in CRT Agreements. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, and sales of REO totaling $206.5 million. We used cash to purchase MBS of $50.7 million and increased deposits of cash collateral securing CRT Agreements transactions by $66.7 million.

Our investing activities have included the purchase of long-term assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize is in the form of valuation adjustments we record recognizing our estimates of the net appreciation in value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof. Accordingly, the cash associated with a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and subsequent sale of the property securing the mortgage loans, many months after we record the revenues.

Financing activities

Net cash used by financing activities was $44.6 million for the quarter ended March 31, 2016, as compared to cash provided of $833.8 million for the quarter ended March 31, 2015. During the quarter ended March 31, 2016, we (i) financed lower amounts of assets sold under agreements to repurchase from a lower balance of mortgage loans at fair value; (ii) repaid all outstanding debt obligations with the Federal Home Loan Bank; and (iii) repurchased common shares under our share repurchase program. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing that may be required to provide us with future investing capacity.

We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent lenders, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them, pursue our share repurchase program and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We expect our primary sources of liquidity to be proceeds from liquidations from our investment portfolio, including distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. We believe that our liquidity is sufficient to meet our current liquidity needs.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements, notes payable, and Federal Home Loan Bank (“FHLB”) advances. Copper Insurance, LLC, our wholly-owned captive insurance subsidiary, was previously granted membership with the FHLB of Des Moines. However, this membership is expected to be terminated in approximately one year as a result of a rule that was recently finalized by the FHFA, pursuant to which captive insurers are no longer permitted to be members of FHLBs. Accordingly, we have repaid all FHLB advances and such advances are no longer available to us. In prior years we also made collateralized borrowings in the form of borrowings under forward purchase agreements. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2016	2015
	(in thousands)
Average balance outstanding	$2,797,301	$2,847,915
Maximum daily balance outstanding	$3,577,236	$3,860,671
Ending balance	$3,245,014	$3,562,109

The difference between the maximum and average daily amounts outstanding is primarily due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $4.3 billion at March 31, 2016.

As discussed above, all of our repurchase agreements, notes payable, and mortgage loan participation and sale agreement, have short-term maturities:

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

As of March 31, 2016, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and over the prior six month period measured at each calendar quarter end, and at the Company and our Operating Partnership over the prior three (3) calendar quarters;

•	a minimum of $40 million in unrestricted cash and cash equivalents among the Company and/or our subsidiaries; a minimum of $40 million in unrestricted cash and cash equivalents among our Operating Partnership and its consolidated subsidiaries; a minimum of $25 million in unrestricted cash and cash equivalents between PMC and PMH; and a minimum of $10 million in unrestricted cash and cash equivalents at each of PMC and PMH;

•	a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $700 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

•	a maximum ratio of total liabilities to tangible net worth of less than 10:1 for PMC and PMH and 5:1 for the Company and our Operating Partnership; and

•	at least two warehouse or repurchase facilities that finance amounts and assets similar to those being financed under our existing debt financing agreements.

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

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, effective December 31, 2015, each of the Agencies has implemented new minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These minimum financial eligibility requirements are intended to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks. Currently, we and/or PLS as our servicer, as applicable, are required to comply with the following minimum financial eligibility requirements:

•	A minimum net worth of a base of $2.5 million plus 25 basis points of UPB for total 1-4 unit residential mortgage loans serviced.

•	A tangible net worth/total assets ratio greater than or equal to 6%.

•	Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac, Fannie Mae and Ginnie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceed 6% of Agency Mortgage Servicing.

•	In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities, which must be met with cash and cash equivalents.

•	In the case of PLS, net worth equal to $2.5 million plus 0.35% (35 basis points) of its outstanding Ginnie Mae single-family obligations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2016, we have not entered into any off-balance sheet arrangements or guarantees of off-balance sheet obligations.

Contractual Obligations

As of March 31, 2016, we had contractual obligations aggregating to $5.7 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,234,894	$1,234,894	$—	$—	$—
Assets sold under agreements to repurchase	3,246,095	3,246,095	—	—	—
Mortgage loan participation and sale agreements	62,400	62,400	—	—	—
Notes payable	206,228	206,228	—	—	—
Note payable to PFSI	150,000	150,000	—	—	—
Asset-backed financing of a VIE	344,693	—	—	—	344,693
Exchangeable Notes	250,000	—	—	250,000	—
Interest expense on long term debt	254,878	25,546	50,283	42,417	136,632

Total	$5,749,188	$4,925,163	$50,283	$292,417	$481,325

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of March 31, 2016:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$352,889
Credit Suisse First Boston Mortgage Capital LLC	278,944
JPMorgan Chase & Co.	204,771
Bank of America, N.A.	54,063
Morgan Stanley Bank, N.A.	17,903
Daiwa Capital Markets America Inc.	9,370
BNP Paribas Corporate & Institutional Banking	3,469
Barclays Bank PLC	970

$922,379

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

Pursuant to the terms of our amended and restated management agreement, the base management fee is equal to the sum of (i) 1.5% per annum of shareholders’ equity up to $2 billion, (ii) 1.375% per annum of shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per annum of shareholders’ equity in excess of $5 billion. The base management fee is paid in cash.

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

Our Manager is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf. Pursuant to the terms of our management agreement, our Manager is entitled to grant discretionary waivers of certain overhead expenses that otherwise would be allocable to us. On December 15, 2015, the Operating Partnership amended its management agreement to provide that the total costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

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

Servicing Agreement. We have entered into a servicing agreement with our PLS pursuant to which PLS provides servicing for our portfolio of residential mortgage loans. The loan servicing provided by PLS includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. PLS also engages in certain loan origination activities that include refinancing mortgage loans and financings that facilitate sales of real estate owned properties, or REOs. The term of our servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgaged property has become REO. Presently, the base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are in foreclosure. The base servicing fee rate for REO is $75 per month. To the extent that we rent our REO under our REO rental program, we pay PLS an REO rental fee of $30 per month per REO and a property management fee in an amount equal to PLS’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if PLS provides property management services directly.

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

In addition, because we do not have any employees or infrastructure, PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, PLS receives a supplemental servicing fee of $25 per month for each distressed whole loan and, through August 31, 2015, received a supplemental fee of $3.25 per month for each non-distressed subserviced loan. With respect to non-distressed subserviced mortgage loans, the supplemental servicing fee was subject to a cap of $700,000 per quarter. The supplemental servicing fee for non-distressed subserviced mortgage loans was eliminated, effective as of September 1, 2015. PLS is entitled to reimbursement for all customary, bona fide reasonable and necessary out-of-pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

Except as otherwise provided in our MSR recapture agreement, when PLS effects a refinancing of a loan on our behalf and not through a third-party lender and the resulting loan is readily saleable, or PLS originates a loan to facilitate the disposition of the real estate acquired by us in settlement of a loan, PLS is entitled to receive from us market-based fees and compensation consistent with pricing and terms PLS offers unaffiliated third parties on a retail basis.

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

Under our MBWS agreement, PLS has agreed to provide the mortgage banking services exclusively for our benefit, and PLS and its affiliates are prohibited from providing such services for any other third party. However, such exclusivity and prohibition shall not apply, and certain other duties instead will be imposed upon PLS, if we are unable to purchase or finance mortgage loans as contemplated under our MBWS agreement for any reason.

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

We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under our MBWS agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at cost less an administrative fee paid by the correspondent to us plus accrued interest and a sourcing fee of three basis points.

In the event that we purchase mortgage loans with a total UPB in any month greater than $2.5 billion and less than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we paid fulfillment fees in such month. In the event we purchase mortgage loans with a total UPB in any month greater than $5 billion, PLS has agreed to further discount the amount of fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion, and (iii) the percentage of total UPB relating to mortgage loans for which we paid fulfillment fees in such month.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per annum, and (ii) in the amount of $35 for each mortgage loan that we acquire. In consideration for the warehouse services provided by PLS with respect to mortgage loans that we finance for our warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 with respect to each mortgage loan that we finance thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, PLS shall only be entitled, with respect to any mortgage loan that becomes subject to both such agreements, to the $50 per mortgage loan fee provided under the warehouse lending agreement.

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

MSR Recapture Agreement. Effective February 1, 2013, we entered into an MSR recapture agreement with PLS. Pursuant to the terms of our MSR recapture agreement, if PLS refinances through its consumer direct lending business loans for which we previously held the MSRs, PLS is generally required to transfer and convey to us, without cost to us, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the total UPB of all such loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to us in an amount equal to the fair market value of the MSRs in lieu of transferring such MSRs. The term of our MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated in accordance with the terms of the agreement.

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we may acquire from PLS the rights to receive certain ESS arising from MSRs acquired by PLS from banks and other third-party financial institutions. PLS is generally required to service or subservice the related mortgage loans for the applicable agency or investor. To date, we have only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement are subject to the specific terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent PLS refinances any of the mortgage loans relating to the ESS we have acquired, the 2/1/13 Spread Acquisition Agreement contains recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

On December 19, 2014, we entered into a second master spread acquisition and MSR servicing agreement with PLS (the “12/19/14 Spread Acquisition Agreement”). The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

To the extent PLS refinances any of the mortgage loans relating to the ESS we have acquired, the 12/19/14 Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

On February 29, 2016, the parties terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, our Servicer reacquired from us all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by our Servicer to us and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, our Servicer also reacquired from us all of its right, title and interest in and to all of the Freddie Mae ESS previously sold by our Servicer to us and then subject to such 12/19/14 Spread Acquisition Agreement.

On April 30, 2015, we amended and restated a third master spread acquisition and MSR servicing agreement with PLS (the “4/30/15 Spread Acquisition Agreement”). The terms of the 4/30/15 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Ginnie Mae MSRs under the 4/30/15 Spread Acquisition Agreement.

To the extent PLS refinances any of the mortgage loans relating to the ESS we have acquired, the 4/30/15 Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 4/30/15 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 4/30/15 Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

In connection with our entry into the 4/30/15 Spread Acquisition Agreement, we were also required to amend and restate the terms of a Security and Subordination Agreement (the “Security Agreement”) with CSFB. Under the terms of the Security Agreement, we pledged to CSFB our rights under the 4/30/15 Spread Acquisition Agreement and our interest in any ESS purchased thereunder. The Security Agreement is required as a result of a separate repurchase agreement between PLS and CSFB (the “MSR Repo”), pursuant to which PLS finances Ginnie Mae MSRs and servicing advance receivables and pledges to CSFB all of its rights and interests in any Ginnie Mae MSRs it owns or acquires, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and PLS. As a condition to permitting PLS to transfer to us the ESS relating to a portion of those pledged Ginnie Mae MSRs, CSFB requires such transfer to be subject to CSFB’s continuing lien on the ESS, the pledge and acknowledgement of which were effected pursuant to the Security Agreement. CSFB’s lien on the ESS remains subordinate to the rights and interests of Ginnie Mae pursuant to the provisions of the 4/30/15 Spread Acquisition Agreement and the terms of the acknowledgement agreement.

The Security Agreement contains representations, warranties and covenants by us that are substantially similar to those contained in our other financing arrangements with CSFB. The Security Agreement also permits CSFB to liquidate our ESS along with the related MSRs to the extent there exists an event of default under the MSR Repo, and it contains certain trigger events, including breaches of representations, warranties or covenants and defaults under other of our credit facilities, that would require PLS to either (i) repay in full the outstanding loan amount under the MSR Repo or (ii) repurchase the ESS from us at fair market value. To the extent PLS is unable to repay the loan under the MSR Repo or repurchase our ESS, an event of default would exist under the MSR Repo, thereby entitling CSFB to liquidate the ESS and the related MSRs. In the event our ESS is liquidated as a result of certain actions or inactions of PLS, we generally would be entitled to seek indemnity under the 4/30/15 Spread Acquisition Agreement.

Note Payable to PLS. In connection with the MSR Repo and the Security Agreement described above, we entered into an underlying loan and security agreement with PLS, dated as of April 30, 2015, pursuant to which we may borrow up to $150 million from PLS for the purpose of financing our investment in ESS (the “Underlying LSA”). In order to secure our borrowings, we pledge our ESS to PLS under the Underlying LSA, and PLS, in turn, re-pledges such ESS to CSFB under the MSR Repo.

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

Borrowings of $150.0 million on the Underlying LSA were outstanding as of March 31, 2016, which are included in Note payable to PennyMac Financial Services, Inc. on our consolidated balance sheet.

Loan Purchase Agreements. We have entered into a mortgage loan purchase agreement and a flow commercial mortgage loan purchase agreement with our Servicer. Currently, we use the mortgage loan purchase agreement for the purpose of acquiring prime jumbo residential mortgage loans originated by our Servicer through its consumer direct lending channel. We use the flow commercial mortgage loan purchase agreement for the purpose of acquiring small balance commercial mortgage loans, including multifamily mortgage loans, originated by our Servicer as part of our commercial lending business. Each of the loan purchase agreements contains customary terms and provisions, including representations and warranties, covenants, repurchase remedies and indemnities. The purchase prices we pay our Servicer for such loans are market-based.

Reimbursement Agreement. In connection with the initial public offering of our common shares on August 4, 2009 (the “IPO”), we entered into an agreement with PCM pursuant to which we agreed to reimburse PCM for the $2.9 million payment that it made to the underwriters for the IPO (the “Conditional Reimbursement”) if we satisfied certain performance measures over a specified period of time. Effective February 1, 2013, we amended the terms of the reimbursement agreement to provide for the reimbursement of PCM of the Conditional Reimbursement if we are required to pay PCM performance incentive fees under our management agreement at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement of the Conditional Reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million and the maximum amount that may be reimbursed under the agreement is $2.9 million. The reimbursement agreement also provides for the payment to the IPO underwriters of the payment that we agreed to make to them at the time of the IPO if we satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under our management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million.

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

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of March 31, 2016, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	1,855,055	1,912,937	1,965,974	2,058,712	2,098,560	2,134,688
Change in fair value:
$	$(159,549)	$(101,667)	$(48,631)	$44,108	$83,956	$120,084
%	(7.9)%	(5.1)%	(2.4)%	2.2%	4.2%	6.0%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of March 31, 2016, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$326,287	$325,047	$322,198	$312,958	$306,427	$292,646
Change in fair value:
$	$7,964	$6,724	$3,875	$(5,365)	$(11,896)	$(25,677)
%	2.5%	2.1%	1.2%	(1.7)%	(3.7)%	(8.1)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$431,306	$418,084	$411,767	$399,682	$393,899	$382,820
Change in fair value:
$	$25,671	$12,448	$6,131	$(5,953)	$(11,736)	$(22,815)
%	6.3%	3.1%	1.5%	(1.5)%	(2.9)%	(5.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$446,558	$425,206	$415,212	$396,451	$387,637	$371,033
Change in fair value:
$	$40,923	$19,571	$9,577	$(9,184)	$(17,998)	$(34,602)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$416,506	$411,070	$408,353	$402,918	$400,200	$394,765
Change in fair value:
$	$10,870	$5,435	$2,718	$(2,718)	$(5,435)	$(10,870)
%	2.7%	1.3%	0.7%	(0.7)%	(1.3)%	(2.7)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of March 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$64,730	$62,846	$61,946	$60,222	$59,397	$57,814
Change in fair value:
$	$3,659	$1,775	$874	$(849)	$(1,675)	$(3,257)
%	6.0%	2.9%	1.4%	(1.4)%	(2.7)%	(5.3)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$69,986	$65,280	$63,118	$59,132	$57,292	$53,885
Change in fair value:
$	$8,915	$4,208	$2,047	$(1,939)	$(3,779)	$(7,186)
%	14.6%	6.9%	3.4%	(3.2)%	(6.2)%	(11.8)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$62,879	$61,975	$61,523	$60,619	$60,167	$59,264
Change in fair value:
$	$1,807	$904	$452	$(452)	$(904)	$(1,807)
%	3.0%	1.5%	0.7%	(0.7)%	(1.5)%	(3.0)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2016, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$339,260	$330,391	$326,128	$317,929	$313,984	$306,386
Change in fair value:
$	$17,285	$8,415	$4,153	$(4,047)	$(7,992)	$(15,590)
%	5.4%	2.6%	1.3%	(1.3)%	(2.5)%	(4.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$355,167	$337,833	$329,731	$314,549	$307,428	$294,036
Change in fair value:
$	$33,191	$15,857	$7,755	$(7,427)	$(14,548)	$(27,939)
%	10.3%	4.9%	2.4%	(2.3)%	(4.5)%	(8.7)%

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2016, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter or nine months ended March 31, 2016.

The following table provides information about our common share repurchases during the quarter ended March 31, 2016:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands	)
January 1, 2016 – January 31, 2016	—	$—	—	$183,662
February 1, 2016 – February 29, 2016	3,257,479	$11.90	3,257,479	$144,884
March 1, 2016 – March 31, 2016	1,898,906	$13.53	1,898,906	$119,191

	5,156,385	$12.50	5,156,385	$119,191

(a)	In August 2015, our board of trustees approved a share repurchase program pursuant to which we are authorized to repurchase up to $150 million of our common shares. In February 2016, our board of trustees approved an increase to our share repurchase program pursuant to which we are now authorized to repurchase up to $200 million of our common shares. Under the program, we have discretion to determine the dollar amount of common shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. Amounts presented reflect balances as of the end of the applicable period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Exhibit Description

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on August 13, 2013).

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 4.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

4.2	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.3	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.4	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2	Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.3	Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.6 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.4	Amended and Restated Management Agreement, dated as of February 1, 2013, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.5	Amendment Number One to Amended and Restated Management Agreement, dated as of December 15, 2015, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.6	Second Amended and Restated Flow Servicing Agreement, dated as of March 1, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.7	Amendment No. 1 to Second Amended and Restated Flow Servicing Agreement, dated as of November 14, 2013, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on November 20, 2013).

10.8	Amendment No. 2 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.9	Amendment No. 3 to Second Amended and Restated Flow Servicing Agreement, dated as of December 11, 2014, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.10	Amendment No. 4 to Second Amended and Restated Flow Servicing Agreement, dated as of March 31, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

Exhibit Number	Exhibit Description

10.11	Amendment No. 5 to Second Amended and Restated Flow Servicing Agreement, dated as of September 1, 2015, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.12†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.13†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.14†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.

10.15†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.

10.16	Amended and Restated Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed June 5, 2013).

10.17	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed September 5, 2013).

10.18	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.19	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed January 3, 2014).

10.20	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.21	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.22	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.23	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.24	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.25	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

Exhibit Number	Exhibit Description

10.26	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of April 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.27	Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of July 27, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.28	Amendment No. 12 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.29	Amendment No. 13 to Amended and Restated Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.30	Amendment No. 14 to Amended and Restated Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.31	Guaranty, dated as of November 2, 2010, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.32	Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.33	Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.34	Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.35	Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.36	Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.37	Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.38	Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.39	Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

Exhibit Number	Exhibit Description

10.40	Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.41	Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.42	Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.43	Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.44	Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.45	Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.46	Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.47	Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.48	Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.49	Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.50	Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.51	Amendment Number Nineteen to the Master Repurchase Agreement, dated as of July 6, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.52	Amendment Number Twenty to the Master Repurchase Agreement, dated as of September 7, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.53	Amendment Number Twenty-One to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.54	Amendment Number Twenty-Two to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

Exhibit Number	Exhibit Description

10.55	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.56	Amended and Restated Master Repurchase Agreement, dated as of August 25, 2011, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).

10.57	Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of June 6, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.58	Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of March 28, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.59	Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.60	Amendment No. 4 to Amended and Restated Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.61	Amendment No. 5 to Amended and Restated Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.62	Amendment No. 6 to Amended and Restated Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.56 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.63	Amendment No. 7 to Amended and Restated Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.64	Amendment No. 8 to Amended and Restated Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.65	Amendment No. 9 to Amended and Restated Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.66	Amendment No. 10 to Amended and Restated Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.64 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.67	Amendment No. 11 to Amended and Restated Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.65 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

Exhibit Number	Exhibit Description

10.68	Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.69	Amendment and Restated Guaranty, dated as of March 31, 2016, by PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.70	Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.71	Master Repurchase Agreement, dated as of November 7, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 14, 2011).

10.72	Amendment No. 1 to Master Repurchase Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.73	Amendment No. 2 to Master Repurchase Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on January 7, 2013).

10.74	Amendment No. 3 to Master Repurchase Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 3, 2013).

10.75	Amendment No. 4 to Master Repurchase Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.76	Amendment No. 5 to Master Repurchase Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.64 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.77	Amendment No. 6 to Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.78	Master Repurchase Agreement, dated as of March 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on April 4, 2012).

10.79	Amendment No. 1 to Master Repurchase Agreement, dated as of July 25, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2012).

10.80	Amendment No. 2 to Master Repurchase Agreement, dated as of September 26, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 1, 2012).

10.81	Amendment No. 3 to Master Repurchase Agreement, dated as of October 29, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 31, 2012).

10.82	Amendment No. 4 to Master Repurchase Agreement, dated as of June 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 5, 2013).

10.83	Amendment No. 5 to Master Repurchase Agreement, dated as of August 29, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 5, 2013).

10.84	Amendment No. 6 to Master Repurchase Agreement, dated as of September 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.75 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.85	Amendment No. 7 to Master Repurchase Agreement, dated as of October 1, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Mortgage Investment Trust Holdings I, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.69 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.86	Amendment No. 8 to Master Repurchase Agreement, dated as of December 27, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.87	Amendment No. 9 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.71 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.88	Amendment No. 10 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.89	Amendment No. 11 to Master Repurchase Agreement, dated as of February 21, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 24, 2014).

10.90	Amendment No. 12 to Master Repurchase Agreement, dated as of May 22, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.79 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.91	Amendment No. 13 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.76 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.92	Amendment No. 14 to Master Repurchase Agreement, dated as of December 23, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.93	Amendment No. 15 to Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.82 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.94	Amendment No. 16 to Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.89 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.95	Amendment No. 17 to Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.96	Guaranty, dated as of March 29, 2012, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on March 29, 2012).

10.97	Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.98	Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.99	Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.100	Amendment Number Three to the Master Repurchase Agreement, dated as of December 31, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.72 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.101	Amendment Number Four to the Master Repurchase Agreement, dated as of May 23, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.77 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.102	Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.103	Amendment Number Six to the Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.104	Amendment Number Seven to the Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.105	Amendment Number Eight to the Master Repurchase Agreement, dated as of July 24, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.86 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.106	Amendment Number Nine to the Master Repurchase Agreement, dated as of August 7, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.87 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.107	Amendment Number Ten to the Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.108	Amendment Number Eleven to the Master Repurchase Agreement, dated as of July 6, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.109	Amendment Number Twelve to the Master Repurchase Agreement, dated as of September 7, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.110	Amendment Number Thirteen to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.111	Amendment Number Fourteen to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.112	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.113	Master Repurchase Agreement, dated as of September 28, 2012, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.114	Amendment No. 1 to Master Repurchase Agreement, dated as of May 8, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.115	Amendment No. 2 to Master Repurchase Agreement, dated as of December 31, 2013, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.90 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.116	Amendment No. 3 to Master Repurchase Agreement, dated as of January 10, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.98 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.117	Amendment No. 4 to Master Repurchase Agreement, dated as of October 31, 2014, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.118	Amendment No. 5 to Master Repurchase Agreement, dated as of April 14, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.119	Amendment No. 6 to Master Repurchase Agreement, dated as of October 30, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.120	Amendment No. 7 to Master Repurchase Agreement, dated as of December 15, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.115 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.121	Amendment No. 8 to Master Repurchase Agreement, dated as of January 28, 2016, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.116 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.122	Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.123	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.124	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.125	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.126	Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.127	Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.128	Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.129	Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.130	Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.131	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.132	Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.133	Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.134	Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.135	Amendment No. 3 to Mortgage Banking and Warehouse Services Agreement, dated as of December 15, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.136	MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.137	Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.138	Master Spread Acquisition and MSR Servicing Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 1.5 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.139	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of September 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.140	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of November 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.105 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.141	Amendment No. 3 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 19, 2014, by and between PennyMac Loan Services, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014).

10.142	Amendment No. 4 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.143	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 30, 2013, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on January 3, 2014).

10.144	Amendment No. 1 to Master Spread Acquisition and MSR Servicing Agreement, dated as of June 1, 2014, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.114 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.145	Amendment No. 2 to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.146	Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.147	Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.148	Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.143 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.149	Amended and Restated Security and Subordination Agreement, dated as of April 30, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.150	Second Amended and Restated Security and Subordination Agreement, dated as of November 10, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.145 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.151	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.152	Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.153	Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.154	Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.155	Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.156	Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.157	Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.158	Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.159	Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.160	Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.161	Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.162	Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.163	Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.159 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.164	Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.165	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.166	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.167	Amendment No. 1 to Master Repurchase Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.168	Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.169	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.170	Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.171	Amendment No. 1 to Master Repurchase Agreement, dated as of March 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.143 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.172	Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.173	Loan and Security Agreement, dated as of March 31, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.174	Amendment Number One to the Loan and Security Agreement, dated as of May 13, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.145 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.175	Amendment Number Two to the Loan and Security Agreement, dated as of July 6, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.146 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.176	Guaranty, dated as of March 31, 2015, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.177	Loan and Security Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.178	Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.159 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.179	Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.173 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.180	Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.174 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.181	Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.175 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.182	Guaranty, dated as of April 30, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.183	Amended and Restated Guaranty, dated as of November 10, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.177 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.184	Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.150 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.185	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.151 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.186	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.152 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.187	Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.153 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.188	Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.154 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.189	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.183 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.190	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.155 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.191	Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.192	Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.193	Loan and Security Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.194	Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.195	Master Spread Acquisition and MSR Servicing Agreement, dated as of January 22, 2016, by and between PennyMac Corp. and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.196	Flow Commercial Mortgage Loan Purchase Agreement, dated as of December 1, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.190 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.197	Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as an owner of Mortgage Loans as listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association (incorporated by reference to Exhibit 10.191 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.198	Commercial Mortgage Servicing Oversight Agreement, dated as of December 15, 2015, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.192 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and 2015, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

**	The certifications attached hereto as Exhibits 32.1 and 32.2 are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST (Registrant)

Dated: May 6, 2016	By:	/s/ STANFORD L. KURLAND

Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: May 6, 2016	By:	/s/ ANNE D. MCCALLION

Anne D. McCallion
Chief Financial Officer