Form 10-Q
period 2016-06-30
PennyMac Mortgage Investment Trust
filed 2016-08-05
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34416

PennyMac Mortgage Investment Trust

(Exact name of registrant as specified in its charter)

Maryland	27-0186273
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3043 Townsgate Road, Westlake Village, California	91361
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Shares of Beneficial Interest, $0.01 par value	67,655,441

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2016

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2016	2015
	(in thousands, except share amounts)
ASSETS
Cash	$95,705	$58,108
Short-term investments	16,877	41,865
Mortgage-backed securities at fair value pledged to creditors	531,612	322,473
Mortgage loans acquired for sale at fair value (includes $1,441,956 and $1,268,455 pledged to creditors, respectively)	1,461,029	1,283,795
Mortgage loans at fair value (includes $2,016,889 and $2,201,513 pledged to creditors, respectively)	2,035,997	2,555,788
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure note payable to PennyMac Financial Services, Inc.	294,551	412,425
Derivative assets	35,007	10,085
Real estate acquired in settlement of loans (includes $216,143 and $283,343 pledged to creditors, respectively)	299,458	341,846
Real estate held for investment	20,662	8,796
Mortgage servicing rights pledged to creditors (includes $57,977 and $66,584 carried at fair value, respectively)	471,458	459,741
Servicing advances	74,090	88,010
Deposits securing credit risk transfer agreements (includes $292,632 pledged to creditors at June 30, 2016)	338,812	147,000
Due from PennyMac Financial Services, Inc.	12,375	8,806
Other	79,929	88,186
Total assets	$5,767,562	$5,826,924
LIABILITIES
Assets sold under agreements to repurchase	$3,275,691	$3,128,780
Mortgage loan participation and sale agreements	96,335	—
Federal Home Loan Bank advances	—	183,000
Notes payable	163,976	236,015
Asset-backed financing of a variable interest entity at fair value	325,939	247,690
Exchangeable senior notes	245,564	245,054
Note payable to PennyMac Financial Services, Inc.	150,000	150,000
Interest-only security payable at fair value	1,663	—
Derivative liabilities	3,894	3,157
Accounts payable and accrued liabilities	75,587	64,474
Due to PennyMac Financial Services, Inc.	22,054	18,965
Income taxes payable	26,774	33,505
Liability for losses under representations and warranties	19,258	20,171
Total liabilities	4,406,735	4,330,811
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 67,723,293 and 73,767,435 common shares	677	738
Additional paid-in capital	1,389,962	1,469,722
(Accumulated deficit) retained earnings	(29,812)	25,653
Total shareholders’ equity	1,360,827	1,496,113
Total liabilities and shareholders’ equity	$5,767,562	$5,826,924

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2016	2015
	(in thousands)
ASSETS
Mortgage loans at fair value	$427,091	$455,394
Derivative assets	—	593
Deposits securing credit risk transfer agreements	338,812	147,000
Other assets - interest receivable	1,322	1,447
	$767,225	$604,434
LIABILITIES
Asset-backed financing at fair value	$325,939	$247,690
Interest-only security payable at fair value	1,663	—
Derivative liabilities	199	—
Accounts payable and accrued liabilities—interest payable	925	724
	$328,726	$248,414

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net investment income
Interest income:
From nonaffiliates	$46,053	$39,515	$93,404	$76,448
From PennyMac Financial Services, Inc.	5,713	5,818	12,728	9,570
	51,766	45,333	106,132	86,018
Interest expense:
To nonaffiliates	34,371	29,206	64,773	54,952
To PennyMac Financial Services, Inc.	2,222	533	3,824	533
	36,593	29,739	68,597	55,485
Net interest income	15,173	15,594	37,535	30,533
Net gain on mortgage loans acquired for sale	24,226	11,175	39,275	21,335
Mortgage loan origination fees	8,519	7,279	15,420	12,566
Net (loss) gain on investments:
From nonaffiliates	337	14,025	14,066	23,719
From PennyMac Financial Services, Inc.	(15,824)	8,589	(33,451)	2,342
	(15,487)	22,614	(19,385)	26,061
Net mortgage loan servicing fees	15,691	13,017	31,245	21,019
Results of real estate acquired in settlement of loans	(2,565)	(1,806)	(8,601)	(7,638)
Other	2,061	1,892	4,345	3,546
Net investment income	47,618	69,765	99,834	107,422
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	19,111	15,333	32,046	28,199
Mortgage loan servicing fees	16,427	12,136	27,880	22,806
Management fees	5,199	5,779	10,551	12,782
Mortgage loan collection and liquidation	4,290	3,182	6,504	4,627
Professional services	2,011	1,662	4,304	3,490
Compensation	2,224	1,389	3,513	4,198
Other	6,515	5,196	12,151	10,052
Total expenses	55,777	44,677	96,949	86,154
(Loss) income before benefit from income taxes	(8,159)	25,088	2,885	21,268
Benefit from income taxes	(2,892)	(2,983)	(6,344)	(14,311)
Net (loss) income	$(5,267)	$28,071	$9,229	$35,579
(Loss) earnings per share
Basic	$(0.08)	$0.37	$0.12	$0.46
Diluted	$(0.08)	$0.36	$0.12	$0.46
Weighted-average shares outstanding
Basic	68,446	74,683	70,165	74,618
Diluted	68,446	83,480	70,165	74,997
Dividends declared per share	$0.47	$0.61	$0.94	$1.22

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common shares			(Accumulated
	Number		Additional	deficit)
	of	Par	paid-in	Retained
	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	35,579	35,579
Share-based compensation	302	3	3,682	—	3,685
Common share dividends, $1.22 per share	—	—	—	(92,147)	(92,147)
Issuance of common shares	—	—	8	—	8
Balance at June 30, 2015	74,812	$748	$1,483,389	$41,160	$1,525,297
Balance at December 31, 2015	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	9,229	9,229
Share-based compensation	298	3	3,010	—	3,013
Common share dividends, $0.94 per share	—	—	—	(64,694)	(64,694)
Repurchase of common shares	(6,342)	(64)	(82,770)	—	(82,834)
Balance at June 30, 2016	67,723	$677	$1,389,962	$(29,812)	$1,360,827

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$9,229	$35,579
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	(1,086)	(119)
Capitalization of interest on mortgage loans at fair value	(39,715)	(20,130)
Capitalization of interest on excess servicing spread	(12,728)	(9,570)
Amortization of debt issuance costs	6,472	5,401
Net gain on mortgage loans acquired for sale	(39,275)	(21,335)
Net loss (gain) on investments	19,385	(26,061)
Change in fair value, amortization and impairment of mortgage servicing rights	29,656	27,497
Results of real estate acquired in settlement of loans	8,601	7,638
Share-based compensation expense	3,013	3,685
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(25,461,808)	(20,820,811)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(8,139)	(10,828)
Repurchase of mortgage loans subject to representation and warranties	(6,654)	(12,972)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	8,465,753	5,707,641
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	16,790,189	13,523,345
Decrease (increase) in servicing advances	12,277	(8,870)
Increase in due from PennyMac Financial Services, Inc.	(2,688)	(2,541)
Decrease (increase) in other assets	39,774	(24,223)
Increase in accounts payable and accrued liabilities	14,084	8,440
Increase (decrease) in due to PennyMac Financial Services, Inc.	2,032	(7,469)
Decrease in income taxes payable	(6,731)	(14,710)
Net cash used in operating activities	(178,359)	(1,660,413)
Cash flows from investing activities
Net decrease in short-term investments	24,988	107,483
Purchase of mortgage-backed securities at fair value	(249,925)	(25,129)
Sale and repayment of mortgage-backed securities at fair value	49,141	39,744
Purchase of mortgage loans at fair value	—	(241,981)
Sale and repayment of mortgage loans at fair value	458,466	147,465
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	—	(187,287)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	38,281	31,083
Sale of excess servicing spread to PennyMac Financial Services, Inc.	59,045	—
Net settlement of derivative financial instruments	(2,793)	(10,554)
Sale of real estate acquired in settlement of loans	135,573	128,097
Purchase of mortgage servicing rights	(2,602)	—
Sale of mortgage servicing rights	106	376
Deposit of cash securing credit risk transfer agreements	(192,737)	—
Distribution from credit risk transfer agreements	7,320	—
Increase in margin deposits and restricted cash	(16,769)	(36,003)
Purchase of Federal Home Loan Bank capital stock	(225)	—
Redemption of Federal Home Loan Bank capital stock	7,320	—
Net cash provided by (used in) investing activities	315,189	(46,706)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	27,426,511	22,834,050
Repurchase of assets sold under agreements to repurchase	(27,279,985)	(22,062,255)
Sale of mortgage loan participation certificates	3,166,373	2,440,045
Repayment of mortgage loan participation certificates	(3,070,038)	(2,389,653)
Issuance of credit risk transfer financing	—	649,120
Federal Home Loan Bank advances	28,000	138,400
Repayment of Federal Home Loan Bank advances	(211,000)	—
Advance under notes payable	69,282	192,352
Repayment under notes payable	(141,386)	—
Advance under notes payable to PennyMac Financial Services, Inc.	—	71,072
Repayment under notes payable to PennyMac Financial Services, Inc.	—	(18,546)
Issuance of asset-backed financing of a variable interest entity at fair value	99,499	—
Repayment of asset-backed financing of a variable interest entity at fair value	(30,479)	(11,331)
Payment of debt issuance costs	(5,512)	(5,176)
Issuance of common shares	—	8
Repurchase of common shares	(82,834)	—
Payment of contingent underwriting fees payable	—	(688)
Payment of dividends	(67,664)	(91,967)
Net cash (used in) provided by financing activities	(99,233)	1,745,431
Net increase in cash	37,597	38,312
Cash at beginning of period	58,108	76,386
Cash at end of period	$95,705	$114,698

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

•

The investment activities segment represents the Company’s investments in mortgage-related assets, which include MBS, distressed mortgage loans, excess servicing spread (“ESS”), credit risk transfer agreements (“CRT Agreements”), real estate acquired in settlement of loans (“REO”), real estate held for investment, mortgage servicing rights (“MSRs”), and small balance commercial real estate loans.

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

The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results of operations that may be anticipated for the full year. Intercompany accounts and transactions have been eliminated.

Preparation of financial statements in compliance with GAAP requires the Manager to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results will likely differ from those estimates.

Note 2—Concentration of Risks

As discussed in Note 1— Organization and Basis of Presentation above, PMT’s operations and investing activities are centered in residential mortgage-related assets, a substantial portion of which are distressed at acquisition. The mortgage loans at fair value not acquired for sale or held in a variable interest entity (“VIE”) are generally purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies.

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

A substantial portion of the distressed mortgage loans and REO purchased by the Company in prior years has been acquired from or through one or more subsidiaries of Citigroup Inc., as presented in the following summary:

	June 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans at fair value	$616,018	$855,691
REO	60,009	88,088
	$676,027	$943,779
Total carrying value of mortgage loans at fair value and REO	$2,335,455	$2,897,634

Note 3—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Fulfillment fees earned by PLS	$19,111	$15,333	$32,046	$28,199
Unpaid principal balance (“UPB”) of mortgage loans fulfilled by PLS	$5,174,020	$3,579,078	$8,433,383	$6,469,210
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$2,824	$2,427	$4,773	$3,848
UPB of mortgage loans sold to PLS	$9,409,399	$8,082,764	$15,905,121	$12,818,138
Purchases of mortgage loans acquired for sale at fair value from PLS	$3,424	$2,423	$8,139	$10,828
Tax service fee paid to PLS included in Other expense	$1,464	$1,113	$2,471	$2,002
Mortgage banking and warehouse services fees paid to PLS included in Mortgage loan servicing fees	$1	$—	$2	$—

	June 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$619,008	$669,288

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Mortgage loan servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$79	$42	$135	$68
Activity-based	172	59	287	90
	251	101	422	158
Mortgage loans at fair value:
Distressed mortgage loans
Base	2,908	4,183	6,267	8,215
Activity-based	8,518	3,093	11,967	5,987
	11,426	7,276	18,234	14,202
Mortgage loans held in VIE:
Base	51	27	92	57
Activity-based	—	—	—	—
	51	27	92	57
MSRs:
Base	4,583	4,627	8,927	8,253
Activity-based	116	105	205	136
	4,699	4,732	9,132	8,389
	$16,427	$12,136	$27,880	$22,806
MSR recapture income recognized included in Net mortgage loan servicing fees	$311	$—	$440	$—
Average investment in:
Mortgage loans acquired for sale at fair value	$1,422,945	$1,014,883	$1,170,720	$887,660
Mortgage loans at fair value:
Distressed mortgage loans	$1,791,429	$2,295,807	$1,925,605	$2,303,080
Mortgage loans held in a VIE	$437,542	$504,309	$446,013	$514,879
Average mortgage loan servicing portfolio	$45,647,524	$35,742,835	$44,531,795	$35,215,677

Management Fees

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Base management	$5,199	$5,709	$10,551	$11,439
Performance incentive	—	70	—	1,343
	$5,199	$5,779	$10,551	$12,782

Expense Reimbursement and Amounts Payable to and Receivable from PFSI

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates (1)	$2,435	$2,702	$4,996	$5,431
Expenses (reimbursements) incurred on the Company’s behalf	(169)	83	(114)	462
	$2,266	$2,785	$4,882	$5,893
Payments and settlements during the year (2)	$28,952	$24,114	$56,613	$46,866

(1)

For the quarter ended June 30, 2015, in accordance with the terms of the Company’s management agreement, PCM provided the Company a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to the Company. On December 15, 2015, the Operating Partnership amended its management agreement to provide that the overhead costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

(2)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Amounts receivable and payable to PFSI are summarized below:

	June 30, 2016	December 31, 2015
	(in thousands)
Receivable from PFSI:
MSR recapture receivable	$605	$781
Other	11,770	8,025
	$12,375	$8,806
Payable to PFSI:
Servicing fees	$9,154	$3,682
Management fees	5,200	5,670
Correspondent production fees	2,567	2,729
Interest on Note payable to PFSI	1,042	412
Conditional Reimbursement	900	900
Allocated expenses	847	390
Fulfillment fees	1,890	1,082
Expenses paid by PFSI on PMT’s behalf	454	4,100
	$22,054	$18,965

Investing Activities

On February 29, 2016, the Company and PLS terminated that certain master spread acquisition and MSR servicing agreement that the parties entered into effective February 1, 2013 (the “2/1/13 Spread Acquisition Agreement”) and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, PLS reacquired from the Company all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by PLS to the Company under the 2/1/13 Spread Acquisition Agreement and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, PLS also reacquired from the Company all of its right, title and interest in and to all of the Freddie Mac ESS previously sold to the Company by PLS. During the six months ended June 30, 2016, the amount of ESS sold by the Company to PLS under these reacquisitions was $59.0 million.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
ESS:
Purchases	$—	$140,875	$—	$187,287
Received pursuant to a recapture agreement	$1,690	$1,319	$3,601	$2,565
Repayments and sales	$17,400	$18,352	$97,326	$31,083
Interest income	$5,713	$5,818	$12,728	$9,570
Net loss included in Net (loss) gain on investments :
Valuation changes	$(17,428)	$7,133	$(36,877)	$(403)
Recapture income	1,604	1,456	3,426	2,745
	$(15,824)	$8,589	$(33,451)	$2,342

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2016 and December 31, 2015.

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

The Company agreed with PLS in connection with the Underlying LSA that the Company is required to repay PLS the principal amount of borrowings plus accrued interest to the date of such repayment, and PLS, in turn, is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on the Company’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. The Company was also required to pay PLS a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by PLS to CSFB under the MSR Repo and allocable to the $150 million relating to the ESS financing. As of June 30, 2016 and December 31, 2015, the outstanding borrowings on the Underlying LSA totaled $150 million.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Note payable—Interest expense	$2,222	$533	$3,824	$533
Conditional Reimbursements paid to PCM	$—	$73	$—	$230

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands except per share amounts)
Basic (loss) earnings per share:
Net (loss) income	$(5,267)	$28,071	$9,229	$35,579
Effect of participating securities—share-based compensation awards	(307)	(438)	(718)	(1,015)
Net (loss) income attributable to common shareholders	$(5,574)	$27,633	$8,511	$34,564
Diluted (loss) earnings per share:
Net (loss) income attributable to common shareholders	$(5,574)	$27,633	$8,511	$34,564
Effect of participating securities—share-based compensation awards	—	—	—	—
Interest on Exchangeable Notes, net of income taxes	—	2,121	—	—
Net (loss) income attributable to diluted shareholders	$(5,574)	$29,754	$8,511	$34,564
Weighted-average basic shares outstanding	68,446	74,683	70,165	74,618
Potentially dilutive securities:
Shares issuable under share-based compensation plan	—	330	—	—
Shares issuable pursuant to exchange of the Exchangeable Notes	—	8,467	—	379
Diluted weighted-average number of shares outstanding	68,446	83,480	70,165	74,997
Basic (loss) earnings per share	$(0.08)	$0.37	$0.12	$0.46
Diluted (loss) earnings per share	$(0.08)	$0.36	$0.12	$0.46

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

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Shares issuable under share-based compensation awards	766	—	766	—
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	—	8,467	8,467

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans, as well as UPB information at period end:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash flows:
Proceeds from sales	$5,231,974	$3,063,397	$8,465,753	$5,707,641
Mortgage loan servicing fees received (1)	$29,179	$22,738	$56,755	$44,641

	June 30, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans outstanding	$47,087,431	$42,300,338
Delinquent mortgage loans:
30-89 days delinquent	$192,175	$175,599
90 or more days delinquent:
Not in foreclosure or bankruptcy	39,377	38,669
In foreclosure or bankruptcy	44,267	31,386
	83,644	70,055
	$275,819	$245,654

(1)	Net of guarantee fees.

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

Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the cash pledged to fulfill the guarantee obligation and a credit derivative comprised of the fair values of the credit guarantees and the Company’s right to the related guarantee fees. The pledged cash represents the Company’s maximum contractual exposure to claims under its credit guarantee, is the sole source of settlement of losses under the CRT Agreements and is included in Deposits securing credit risk transfer agreements on the consolidated balance sheet. Gains and losses on net derivatives related to CRT Agreements, including realized gains received, are included in Net (loss) gain on investments in the consolidated statements of operations.

Following is a summary of the CRT Agreements:

	Quarter Ended June 30, 2016	Six Months Ended June 30, 2016
	(in thousands)
During the period:
UPB of mortgage loans transferred and sold under CRT Agreements	$3,162,746	$5,084,744
Deposits of cash securing CRT Agreements	$126,031	$192,737
Gains (losses) recognized on CRT Agreements included in Net (loss) gain on investments
Realized	$3,859	$6,395
Resulting from valuation changes	3,905	(2,774)
	$7,764	$3,621
Payments made to settle losses	$—	$—

	June 30, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligation	$8,976,961	$4,546,265
Delinquency status (in UPB):
Current—89 days delinquent	$8,976,093	$4,546,265
90 or more days delinquent	$868	$—
Carrying value of CRT Agreements:
Net derivative included in Derivative assets	$—	$593
Deposits securing credit risk transfer agreements	$338,812	$147,000
Interest-only security payable at fair value	$1,663	$—
Net derivative included in Derivative liabilities	$199	$—

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company retained $366.8 million in fair value of such certificates. During the year ended December 31, 2015 and six months ended June 30, 2016, the Company sold an additional $111.0 million and $100.6 million in UPB of those certificates, respectively, which reduced the fair value of the certificates retained by the Company to $101.2 million as of June 30, 2016.

The VIE is consolidated by the Company as the Manager determined that PMT is the primary beneficiary of the VIE as it had the power, through PLS, in its role as servicer of the mortgage loans, to direct the activities of the VIE that most significantly impact its economic performance and the retained subordinated and residual interest trust certificates expose the Company to losses that could potentially be significant to the VIE.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value held in VIE, ESS and MSRs. All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained (or posted) from (or to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the net derivatives related to CRT Agreements. As of June 30, 2016 and December 31, 2015, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs and CRT Agreements are subject to master netting arrangements.

	June 30, 2016			December 31, 2015
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$16,803	$—	$16,803	$4,983	$—	$4,983
CRT Agreements	—	—	—	593	—	593
	16,803	—	16,803	5,576	—	5,576
Subject to master netting arrangements:
MBS put options	593	—	593	93	—	93
Forward purchase contracts	35,768	—	35,768	2,444	—	2,444
Forward sale contracts	43	—	43	2,604	—	2,604
Put options on interest rate futures	453	—	453	1,512	—	1,512
Call options on interest rate futures	3,379	—	3,379	1,156	—	1,156
Netting	—	(22,032)	(22,032)	—	(3,300)	(3,300)
	40,236	(22,032)	18,204	7,809	(3,300)	4,509
	$57,039	$(22,032)	$35,007	$13,385	$(3,300)	$10,085

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2016				December 31, 2015
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$16,803	$—	$—	$16,803	$4,983	$—	$—	$4,983
Fannie Mae Capital Markets	12,439	—	—	12,439	—	—	—	—
Jefferies Group LLC	3,015	—	—	3,015	541	—	—	541
RJ O’Brien & Associates, LLC	867	—	—	867	1,672	—	—	1,672
Morgan Stanley Bank, N.A.	863	—	—	863	464	—	—	464
Royal Bank of Canada	397	—	—	397	400	—	—	400
Nomura Securities International, Inc.	274	—	—	274	119	—	—	119
Barclays Capital	—	—	—	—	796	—	—	796
Ally Financial	—	—	—	—	209	—	—	209
Other	349	—	—	349	901	—	—	901
	$35,007	$—	$—	$35,007	$10,085	$—	$—	$10,085

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivative liabilities with the exception of IRLCs and CRT Agreements are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2016			December 31, 2015
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities
Not subject to master netting arrangements:
Interest rate lock commitments	$45	$—	$45	$337	$—	$337
CRT Agreements	199	—	199	—	—	—
	244	—	244	337	—	337
Subject to master netting arrangements:
Forward purchase contracts	19	—	19	3,774	—	3,774
Forward sales contracts	35,466	—	35,466	2,680	—	2,680
Put options on interest rate futures	79	—	79	39	—	39
Call options on interest rate futures	—	—	—	305	—	305
Netting	—	(31,914)	(31,914)	—	(3,978)	(3,978)
	35,564	(31,914)	3,650	6,798	(3,978)	2,820
	35,808	(31,914)	3,894	7,135	(3,978)	3,157
Assets sold under agreements to repurchase:
UPB	3,276,854	—	3,276,854	3,130,328	—	3,130,328
Unamortized debt issuance costs	(1,163)	—	(1,163)	(1,548)	—	(1,548)
	3,275,691	—	3,275,691	3,128,780	—	3,128,780
	$3,311,499	$(31,914)	$3,279,585	$3,135,915	$(3,978)	$3,131,937

Derivative Liabilities, Financial Liabilities and Collateral Pledged by Counterparty

The following table summarizes by significant counterparty the amount of derivative liabilities and assets sold under agreements to repurchase after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting. All assets sold under agreements to repurchase represent sufficient collateral or exceed the liability amount recorded on the consolidated balance sheet.

	June 30, 2016				December 31, 2015
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$45	$—	$—	$45	$337	$—	$—	$337
CRT Agreements	199	—	—	199	—	—	—	—
Credit Suisse First Boston Mortgage Capital LLC	972,451	(972,003)	—	448	893,947	(893,854)	—	93
Bank of America, N.A.	677,186	(676,971)	—	215	538,755	(538,515)	—	240
Citibank	559,029	(558,346)	—	683	817,089	(816,699)	—	390
JPMorgan Chase & Co.	488,624	(488,624)	—	—	467,427	(467,145)	—	282
Morgan Stanley Bank, N.A.	208,488	(208,488)	—	—	214,086	(214,086)	—	—
Daiwa Capital Markets	207,908	(207,908)	—	—	165,480	(165,480)	—	—
Wells Fargo, N.A.	66,458	(66,384)	—	74
Barclays Capital	50,528	(50,528)	—	—	24,346	(24,346)	—	—
BNP Paribas	47,602	(47,602)	—	—	10,203	(10,203)	—	—
Bank of Oklahoma	646	—	—	646	—	—	—	—
Raymond James and Associates	340	—	—	340	—	—	—	—
Deutsche Bank	263	—	—	263	—	—	—	—
Goldman Sachs	197	—	—	197	819	—	—	819
Fannie Mae Capital Markets	—	—	—	—	924	—	—	924
Other	784	—	—	784	72	—	—	72
Unamortized debt issuance costs	(1,163)	1,163	—	—	(1,548)	1,548	—	—
	$3,279,585	$(3,275,691)	$—	$3,894	$3,131,937	$(3,128,780)	$—	$3,157

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

The Company groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical financial statement items.
•

Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing a financial statement item and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar financial statement items, interest rates, prepayment speeds, credit risk and other inputs.

•

Level 3—Prices determined using significant unobservable inputs. In situations where significant observable inputs are unavailable (for example, when there is little or no market activity for a financial statement item at the end of the period) unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing a financial statement item, and are based on the best information available in the circumstances.

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$16,877	$—	$—	$16,877
Mortgage-backed securities at fair value	—	531,612	—	531,612
Mortgage loans acquired for sale at fair value	—	1,461,029	—	1,461,029
Mortgage loans at fair value	—	427,091	1,608,906	2,035,997
Excess servicing spread purchased from PFSI	—	—	294,551	294,551
Derivative assets:
Interest rate lock commitments	—	—	16,803	16,803
MBS put options	—	593	—	593
Forward purchase contracts	—	35,768	—	35,768
Forward sales contracts	—	43	—	43
Put options on interest rate futures	453	—	—	453
Call options on interest rate futures	3,379	—	—	3,379
Total derivative assets before netting	3,832	36,404	16,803	57,039
Netting	—	—	—	(22,032)
Total derivative assets after netting	3,832	36,404	16,803	35,007
Mortgage servicing rights at fair value	—	—	57,977	57,977
	$20,709	$2,456,136	$1,978,237	$4,433,050
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$325,939	$—	$325,939
Interest-only security payable at fair value	—	—	1,663	1,663
Derivative liabilities:
Interest rate lock commitments	—	—	45	45
CRT Agreements	—	—	199	199
Put options on interest rate futures	79	—	—	79
Forward purchase contracts	—	19	—	19
Forward sales contracts	—	35,466	—	35,466
Total derivative liabilities before netting	79	35,485	244	35,808
Netting	—	—	—	(31,914)
Total derivative liabilities after netting	79	35,485	244	3,894
	$79	$361,424	$1,907	$331,496

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$41,865	$—	$—	$41,865
Mortgage-backed securities at fair value	—	322,473	—	322,473
Mortgage loans acquired for sale at fair value	—	1,283,795	—	1,283,795
Mortgage loans at fair value	—	455,394	2,100,394	2,555,788
Excess servicing spread purchased from PFSI	—	—	412,425	412,425
Derivative assets:
Interest rate lock commitments	—	—	4,983	4,983
CRT Agreements	—	—	593	593
MBS put options	—	93	—	93
Forward purchase contracts	—	2,444	—	2,444
Forward sales contracts	—	2,604	—	2,604
Put options on interest rate futures	1,512	—	—	1,512
Call options on interest rate futures	1,156	—	—	1,156
Total derivative assets	2,668	5,141	5,576	13,385
Netting	—	—	—	(3,300)
Total derivative assets after netting	2,668	5,141	5,576	10,085
Mortgage servicing rights at fair value	—	—	66,584	66,584
	$44,533	$2,066,803	$2,584,979	$4,693,015
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$247,690	$—	$247,690
Derivative liabilities:
Interest rate lock commitments	—	—	337	337
Put options on interest rate futures	39	—	—	39
Call options on interest rate futures	305	—	—	305
Forward purchase contracts	—	3,774	—	3,774
Forward sales contracts	—	2,680	—	2,680
Total derivative liabilities	344	6,454	337	7,135
Netting	—	—	—	(3,978)
Total derivative liabilities after netting	344	6,454	337	3,157
	$344	$254,144	$337	$250,847

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended June 30, 2016
	Mortgage	Excess	Interest		Mortgage	Interest- only
	loans	servicing	rate lock	CRT	servicing	security
	at fair value	spread	commitments (1)	Agreements (1)	rights	payable	Total
	(in thousands)
Balance, March 31, 2016	$2,047,563	$321,976	$9,335	$(4,218)	$61,071	$675	$2,436,402
Purchases and issuances	—	—	—	—	—	1,454	1,454
Repayments and sales	(387,661)	(17,400)	—	—	—	—	(405,061)
Capitalization of interest	16,421	5,713	—	—	—	—	22,134
ESS received pursuant to a recapture agreement with PFSI	—	1,690	—	—	—	—	1,690
Interest rate lock commitments issued, net	—	—	17,036	—	—	—	17,036
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	1,847	—	1,847
Proceeds from CRT Agreements	—	—	—	(3,859)	—	—	(3,859)
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	(22,287)	—	—	—	—	—	(22,287)
Other factors	8,824	(17,428)	27,076	7,878	(4,941)	(466)	20,943
	(13,463)	(17,428)	27,076	7,878	(4,941)	(466)	(1,344)
Transfers of mortgage loans to REO and real estate held for investment	(53,954)	—	—	—	—	—	(53,954)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(36,690)	—	—	—	(36,690)
Balance, June 30, 2016	$1,608,906	$294,551	$16,757	$(199)	$57,977	$1,663	$1,979,655
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$(5,335)	$(17,428)	$16,757	$7,878	$(4,941)	(466)	$(3,535)

(1)	For the purpose of this table, the IRLC and CRT Agreement asset and liability positions are shown net.

	Quarter ended June 30, 2015
	Mortgage	Excess	Interest	Mortgage
	loans	servicing	rate lock	servicing
	at fair value	spread	commitments (1)	rights	Total
	(in thousands)
Balance, March 31, 2015	$2,343,382	$222,309	$8,214	$49,448	$2,623,353
Purchases	—	140,874	—	—	140,874
Repayments and sales	(68,190)	(18,352)	—	—	(86,542)
Capitalization of interest	9,922	—	—	—	9,922
Accrual of interest	—	5,819	—	—	5,819
ESS received pursuant to a recapture agreement with PFSI	—	1,319	—	—	1,319
Interest rate lock commitments issued, net	—	—	11,683	—	11,683
Servicing received as proceeds from sales of mortgage loans	—	—	—	1,588	1,588
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	7,489	—	—	—	7,489
Other factors	22,579	7,133	(23,411)	6,307	12,608
	30,068	7,133	(23,411)	6,307	20,097
Transfers of mortgage loans to REO	(68,238)	—	—	—	(68,238)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	3,247	—	3,247
Balance, June 31, 2015	$2,246,944	$359,102	$(267)	$57,343	$2,663,122
Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$32,807	$7,133	$(267)	$6,307	$45,980

(1)For the purpose of this table, the IRLC asset and liability positions are shown net.

	Six months ended June 30, 2016
	Mortgage	Excess	Interest		Mortgage	Interest- only
	loans	servicing	rate lock	CRT	servicing	security
	at fair value	spread	commitments (1)	Agreements (1)	rights	payable	Total
	(in thousands)
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$—	$2,584,642
Purchases and issuances	—	—	—	682	2,602	2,136	5,420
Repayments and sales	(419,726)	(97,326)	—	—	—	—	(517,052)
Capitalization of interest	39,715	12,728	—	—	—	—	52,443
ESS received pursuant to a recapture agreement with PFSI	—	3,601	—	—	—	—	3,601
Interest rate lock commitments issued, net	—	—	27,733	—	—	—	27,733
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	5,147	—	5,147
Proceeds from CRT Agreements	—	—	—	(6,395)	—	—	(6,395)
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	(19,004)	—	—	—	—	—	(19,004)
Other factors	19,936	(36,877)	47,742	4,921	(16,356)	(473)	18,893
	932	(36,877)	47,742	4,921	(16,356)	(473)	(111)
Transfers of mortgage loans to REO and real estate held for investment	(112,409)	—	—	—	—	—	(112,409)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(63,364)	—	—	—	(63,364)
Balance, June 30, 2016	$1,608,906	$294,551	$16,757	$(199)	$57,977	$1,663	$1,979,655
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$654	$(29,667)	$16,757	$4,921	$(16,356)	(473)	$(24,164)

(1)	For the purpose of this table, the IRLC and CRT Agreement asset and liability positions are shown net.

	Six months ended June 30, 2015
	Mortgage	Excess	Interest	Mortgage
	loans	servicing	rate lock	servicing
	at fair value	spread	commitments (1)	rights	Total
	(in thousands)
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$57,358	$2,453,768
Purchases	241,981	187,287	—	—	429,268
Repayments and sales	(114,070)	(31,083)	—	—	(145,153)
Capitalization of interest	20,130	—	—	—	20,130
Accrual of interest	—	9,570	—	—	9,570
ESS received pursuant to a recapture agreement with PFSI	—	2,565	—	—	2,565
Interest rate lock commitments issued, net	—	—	31,083	—	31,083
Servicing received as proceeds from sales of mortgage loans	—	—	—	3,495	3,495
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	19,057	—	—	—	19,057
Other factors	28,196	(403)	(23,399)	(3,510)	884
	47,253	(403)	(23,399)	(3,510)	19,941
Transfers of mortgage loans to REO	(147,933)	—	—	—	(147,933)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(13,612)	—	(13,612)
Balance, June 31, 2015	$2,246,944	$359,102	$(267)	$57,343	$2,663,122
Changes in fair value recognized during the period relating to assets still held at June 30, 2015	$54,574	$(403)	$(267)	$(3,510)	$50,394

(1)For the purpose of this table, the IRLC asset and liability positions are shown net.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans at fair value and mortgage loans held in a consolidated VIE):

	June 30, 2016			December 31, 2015
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,460,326	$1,388,201	$72,125	$1,283,275	$1,235,433	$47,842
90 or more days delinquent
Not in foreclosure	415	461	(46)	304	333	(29)
In foreclosure	288	338	(50)	216	253	(37)
	703	799	(96)	520	586	(66)
	$1,461,029	$1,389,000	$72,029	$1,283,795	$1,236,019	$47,776
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE
Current through 89 days delinquent	$427,091	$416,195	$10,896	$455,394	$454,935	$459
90 or more days delinquent
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	427,091	416,195	10,896	455,394	454,935	459
Other mortgage loans at fair value:
Current through 89 days delinquent	656,762	873,422	(216,660)	877,438	1,134,560	(257,122)
90 or more days delinquent
Not in foreclosure	363,328	510,475	(147,147)	459,060	640,343	(181,283)
In foreclosure	588,816	803,754	(214,938)	763,896	1,062,205	(298,309)
	952,144	1,314,229	(362,085)	1,222,956	1,702,548	(479,592)
	1,608,906	2,187,651	(578,745)	2,100,394	2,837,108	(736,714)
	$2,035,997	$2,603,846	$(567,849)	$2,555,788	$3,292,043	$(736,255)

Following are the changes in fair value included in current period income by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2016
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(750)	4,332	—	3,582
Mortgage loans acquired for sale at fair value	47,003	—	—	—	47,003
Mortgage loans at fair value	—	865	(13,511)	—	(12,646)
ESS at fair value	—	—	(17,428)	—	(17,428)
MSRs at fair value	—	—	—	(4,941)	(4,941)
	$47,003	$115	$(26,607)	$(4,941)	$15,570
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(781)	$890	$—	$109
	$—	$(781)	$890	$—	$109

	Quarter ended June 30, 2015
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(23)	(6,702)	—	(6,725)
Mortgage loans acquired for sale at fair value	(5,017)	—	—	—	(5,017)
Mortgage loans at fair value	—	(310)	17,991	—	17,681
ESS at fair value	—	—	8,589	—	8,589
MSRs at fair value	—	—	—	6,306	6,306
	$(5,017)	$(333)	$19,878	$6,306	$20,834
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$51	$3,991	$—	$4,042
	$—	$51	$3,991	$—	$4,042

	Six months ended June 30, 2016
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(738)	9,431	—	8,693
Mortgage loans acquired for sale at fair value	89,008	—	—	—	89,008
Mortgage loans at fair value	—	2,094	9,279	—	11,373
ESS at fair value	—	—	(36,877)	—	(36,877)
MSRs at fair value	—	—	—	(16,356)	(16,356)
	$89,008	$1,356	$(18,167)	$(16,356)	$55,841
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$536	$(8,963)	$—	$(8,427)
	$—	$536	$(8,963)	$—	$(8,427)

	Six months ended June 30, 2015
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	63	(5,186)	—	(5,123)
Mortgage loans acquired for sale at fair value	18,064	—	—	—	18,064
Mortgage loans at fair value	—	179	36,977	—	37,156
ESS at fair value	—	—	2,342	—	2,342
MSRs at fair value	—	—	—	(3,510)	(3,510)
	$18,064	$242	$34,133	$(3,510)	$48,929
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(122)	$3,222	$—	$3,100
	$—	$(122)	$3,222	$—	$3,100

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$136,062	$136,062
MSRs at lower of amortized cost or fair value	—	—	332,354	332,354
	$—	$—	$468,416	$468,416

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$173,662	$173,662
MSRs at lower of amortized cost or fair value	—	—	145,187	145,187
	$—	$—	$318,849	$318,849

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Real estate asset acquired in settlement of loans	$(5,836)	$(6,491)	$(11,106)	$(13,800)
MSRs at lower of amortized cost or fair value	(23,170)	7,082	(40,876)	703
	$(29,006)	$591	$(51,982)	$(13,097)

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

When MSRs are impaired, the impairment is recognized in current-period results of operations and the carrying value of the MSRs is adjusted using a valuation allowance. If the fair value of the MSRs subsequently increases, the increase in fair value is recognized in current period results of operations only to the extent of the valuation allowance for the respective impairment stratum.

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

The Exchangeable Notes are carried at amortized cost. The fair value of the Exchangeable Notes at June 30, 2016 and December 31, 2015 was $236.1 million and $230.0 million, respectively. The fair value of the Exchangeable Notes is estimated using a broker indication of value. The Company has classified the Exchangeable Notes as “Level 3” fair value financial statement items as of June 30, 2016 due to the lack of current market activity.

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

With respect to the Company’s “Level 3” fair value financial statement items, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value financial statement items, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. PCM’s valuation committee includes PFSI’s chief executive, financial, operating, risk, business development and asset/liability management officers.

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

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value financial statement items:

Mortgage-Backed Securities

The Company’s MBS include Agency and senior non-agency MBS. The Company categorizes its current holdings of MBS as “Level 2” fair value financial statement items. Fair value of these MBS is established based on quoted market prices for the Company’s MBS or similar securities. Changes in the fair value of MBS are included in Net (loss) gain on investments in the consolidated statements of operations.

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

•

Mortgage loans that are not saleable into active markets, comprised of mortgage loans at fair value held outside the VIE are categorized as “Level 3” fair value financial statement items and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities and contracted selling price where applicable.

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

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective mortgage loan’s delinquency status and performance history at period-end from the later of the beginning of the period or acquisition date.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds. Changes in the fair value of mortgage loans at fair value are included in Net (loss) gain on investments in the consolidated statements of operations.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	June 30, 2016	December 31, 2015
Discount rate
Range	2.5% – 15.0%	2.5% – 15.0%
Weighted average	6.7%	7.1%
Twelve-month projected housing price index change
Range	2.7% – 5.2%	1.5% – 5.1%
Weighted average	4.0%	3.6%
Prepayment speed (1)
Range	0.1% – 13.7%	0.1% – 9.6%
Weighted average	3.9%	3.7%
Total prepayment speed (2)
Range	0.7% – 25.4%	0.5% – 27.2%
Weighted average	19.0%	19.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the mortgage loans underlying the ESS, thereby reducing the cash flows expected to accrue to ESS. Reductions in the fair value of ESS affect results of operations primarily through change in fair value. Changes in the fair value of ESS are included in Net (loss) gain on investments in the consolidated statements of operations.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	June 30, 2016	December 31, 2015
UPB of underlying mortgage loans (in thousands)	$36,151,940	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average ESS rate (in basis points)	19	17
Pricing spread (1)
Range	4.7% – 5.9%	4.8% - 6.5%
Weighted average	5.5%	5.7%
Life (in years)
Range	1.6 - 8.9	1.4 - 9.0
Weighted average	6.2	6.9
Annual total prepayment speed (2)
Range	6.8% – 37.3%	5.2% - 52.4%
Weighted average	12.5%	9.6%

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

Interest Rate Lock Commitments

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for mortgage loan principal and interest payment cash flows that have decreased in fair value. Changes in fair value of IRLCs are included in Net gains on mortgage loans acquired for sale at fair value in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	June 30, 2016	December 31, 2015
Pull-through rate
Range	74.9% – 100.0%	60.2% - 100.0%
Weighted average	88.0%	92.4%
MSR value expressed as:
Servicing fee multiple
Range	1.8 - 5.7	2.1 - 6.2
Weighted average	4.5	4.9
Percentage of UPB
Range	0.0% – 1.4%	0.5% - 3.8%
Weighted average	1.1%	1.2%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. These derivative financial instruments are categorized by the Company as “Level 1” fair value financial statement items for those based on exchange traded market prices or as “Level 2” fair value financial statement items for those based on observable interest rate volatilities in the

MBS market. Changes in the fair value of hedging derivatives are included in Net gains on mortgage loans acquired for sale at fair value, Net (loss) gain on investments, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of operations.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value financial statement item. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

REO fair values are reviewed by the Manager’s staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PCM’s staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to determine the fair value. Changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of operations.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees in the consolidated statements of operations.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the underlying mortgage loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through change in fair value and change in impairment. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$58,262	$1,847	$30,587	$1,589
Key inputs
UPB of underlying mortgage loans	$4,846,994	$200,495	$3,346,010	$176,404
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Pricing spread (1)
Range	7.2% – 12.6%	7.2% – 7.6%	6.5% –13.0%	9.0% – 16.3%
Weighted average	7.4%	7.3	8.1%	10.1%
Life (in years)
Range	1.5 - 12.2	2.0 - 9.3	2.6 – 7.3	2.3 – 7.3
Weighted average	7.6	6.0	6.7	6.8
Annual total prepayment speed (2)
Range	3.4% – 47.4%	7.3% – 38.0%	7.6% – 28.6%	8.3% – 34.2%
Weighted average	9.4%	14.2%	8.3%	10.6%
Annual per-loan cost of servicing
Range	$68 – $79	$68 – $79	$62 – $62	$62 – $62
Weighted average	$76	$74	$62	$62

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$91,124	$5,147	$56,141	$3,495
Key inputs
UPB of underlying mortgage loans	$7,606,539	$527,519	$5,628,766	$400,057
Weighted-average annual servicing fee rate (in basis points)	25	26	26	26
Pricing spread (1)
Range	7.2% – 12.6%	7.2% – 7.6%	6.5% –17.5%	9.0% – 16.3%
Weighted average	7.3%	7.3%	8.3%	10.6%
Life (in years)
Range	1.4 - 12.3	2.0 - 9.4	1.3 – 7.7	2.3 – 7.3
Weighted average	7.4	5.7	6.6	6.3
Annual total prepayment speed (2)
Range	3.4% – 49.2%	7.2% – 38.0%	7.6% – 51.0%	8.3% – 34.2%
Weighted average	9.8%	15.1%	8.7%	12.3%
Annual per-loan cost of servicing
Range	$68 – $79	$68 – $79	$62 – $134	$62 – $62
Weighted average	$73	$71	$63	$62

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$413,481	$57,977	$393,157	$66,584
Key inputs:
UPB of underlying mortgage loans	$40,590,719	$6,496,712	$35,841,654	$6,458,684
Weighted-average annual servicing fee rate (in basis points)	25	25	26	25
Weighted-average note interest rate	3.9%	4.7%	3.9%	4.7%
Pricing spread (1)
Range	7.6% – 13.1%	7.6% – 12.6%	7.2% – 10.7%	7.2% – 10.2%
Weighted average	7.6%	7.6	7.3%	7.2%
Effect on fair value of (2):
5% adverse change	$(6,312)	$(854)	$(6,411)	$(944)
10% adverse change	$(12,441)	$(1,683)	$(12,635)	$(1,862)
20% adverse change	$(24,175)	$(3,271)	$(24,553)	$(3,621)
Weighted average life (in years)
Range	3.0 - 6.8	3.2 - 5.7	1.3 - 7.7	2.5 - 6.1
Weighted average	6.5	5.7	7.2	6.1
Prepayment speed (3)
Range	8.7% – 26.8%	8.3% – 21.9%	8.1% – 51.5%	9.2% – 32.5%
Weighted average	10.8%	14.3%	9.6%	13.2%
Effect on fair value of (2):
5% adverse change	$(9,341)	$(1,739)	$(8,159)	$(1,793)
10% adverse change	$(18,315)	$(3,395)	$(16,024)	$(3,502)
20% adverse change	$(35,243)	$(6,475)	$(30,938)	$(6,692)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $78	$68 – $68	$68 – $68
Weighted average	$78	$78	$68	$68
Effect on fair value of (2):
5% adverse change	$(3,334)	$(519)	$(2,742)	$(470)
10% adverse change	$(6,669)	$(1,038)	$(5,484)	$(940)
20% adverse change	$(13,337)	$(2,076)	$(10,968)	$(1,880)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a reduction in fair value which will be recognized in results of operations. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may result in recognition of MSR impairment. The extent of the recognized MSR impairment will depend on the relationship of fair value to the carrying value of such MSRs.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

	June 30, 2016		December 31, 2015
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Conventional:
Agency-eligible	$816,248	$776,828	$540,947	$525,192
Jumbo	8,088	8,009	54,613	54,096
Held for sale to PLS — Government insured or guaranteed	619,008	585,919	669,288	637,666
Commercial real estate	12,132	12,263	14,590	14,461
Mortgage loans repurchased pursuant to representations and warranties	5,553	5,980	4,357	4,604
	$1,461,029	$1,388,999	$1,283,795	$1,236,019

Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,341,459		$1,204,462
Mortgage loan participation and sale agreements	$100,497		$—
Federal Home Loan Bank (“FHLB”) advances	$—		$63,993

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

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by changes in interest rates. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held by VIE, ESS, IRLCs and MSRs. The Company records all derivative financial instruments at fair value and records changes in fair value in current period results of operations.

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

The Company had the following derivative assets and liabilities and related margin deposits recorded within Derivative assets and Derivative liabilities on the consolidated balance sheets:

	June 30, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	1,658,813	$16,803	$45	970,067	$4,983	$337
Used for hedging purposes:
Forward sale contracts	4,347,526	43	35,466	2,450,642	2,604	2,680
Forward purchase contracts	4,190,349	35,768	19	2,469,550	2,444	3,774
MBS call options	1,525,000	593	—	375,000	93	—
Swap futures	12,500	—	—	—	—	—
Eurodollar future sales contracts	1,543,000	—	—	1,755,000	—	—
Call options on interest rate futures	525,000	3,379	—	50,000	1,156	305
Put options on interest rate futures	425,000	453	79	1,600,000	1,512	39
CRT Agreements	8,976,961	—	199	4,546,265	593	—
Total derivative instruments before netting		57,039	35,808		13,385	7,135
Netting		(22,032)	(31,914)		(3,300)	(3,978)
		$35,007	$3,894		$10,085	$3,157
Margin deposits with derivatives counterparties		$9,882			$678

The following tables summarize the notional amount activity for derivatives arising from CRT Agreements and derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs.

	Quarter ended June 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	3,466,697	21,138,542	(20,257,713)	4,347,526
Forward purchase contracts	2,981,134	15,361,702	(14,152,487)	4,190,349
MBS call options	425,000	1,975,000	(875,000)	1,525,000
Swap futures	12,500	12,500	(12,500)	12,500
Eurodollar future sale contracts	1,734,000	—	(191,000)	1,543,000
Call options on interest rate futures	1,250,000	275,000	(1,000,000)	525,000
Put options on interest rate futures	1,525,000	550,000	(1,650,000)	425,000
CRT Agreements	5,931,409	3,162,746	(117,194)	8,976,961

	Quarter ended June 30, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	2,958,492	14,047,534	(13,753,740)	3,252,286
Forward purchase contracts	2,132,616	9,885,504	(9,754,498)	2,263,622
MBS put option	190,000	587,500	(410,000)	367,500
MBS call option	—	140,000	(100,000)	40,000
Eurodollar future sale contracts	6,355,000	185,000	(556,000)	5,984,000
Treasury future sale contracts	85,000	65,000	(110,000)	40,000
Call options on interest rate futures	1,165,000	1,635,000	(1,665,000)	1,135,000
Put options on interest rate futures	1,020,000	1,548,000	(1,295,000)	1,273,000
CRT Agreements	—	740,153	—	740,153

	Six months ended June 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	2,450,642	35,292,415	(33,395,531)	4,347,526
Forward purchase contracts	2,469,550	25,430,142	(23,709,343)	4,190,349
MBS call options	375,000	2,725,000	(1,575,000)	1,525,000
Swap futures	—	25,000	(12,500)	12,500
Eurodollar future sale contracts	1,755,000	80,000	(292,000)	1,543,000
Call options on interest rate futures	50,000	1,575,000	(1,100,000)	525,000
Put options on interest rate futures	1,600,000	2,600,000	(3,775,000)	425,000
CRT Agreements	4,546,265	5,084,744	(654,048)	8,976,961

	Six months ended June 30, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	1,601,283	23,877,061	(22,226,058)	3,252,286
Forward purchase contracts	1,100,700	16,933,180	(15,770,258)	2,263,622
MBS put option	340,000	992,500	(965,000)	367,500
MBS call option	—	140,000	(100,000)	40,000
Eurodollar future sale contracts	7,426,000	285,000	(1,727,000)	5,984,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future sale contracts	85,000	161,500	(206,500)	40,000
Call options on interest rate futures	1,030,000	2,275,000	(2,170,000)	1,135,000
Put options on interest rate futures	275,000	2,668,000	(1,670,000)	1,273,000
CRT Agreements	—	740,153	—	740,153

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
	Income statement line	2016	2015	2016	2015
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$44,112	$(11,728)	$75,475	$7,684
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(29,210)	$25,566	$(59,882)	$10,455
Mortgage servicing rights	Net loan servicing fees	$27,433	$(16,270)	$57,394	$(5,193)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$862	$(1,255)	$698	$(11,294)
CRT agreements	Net gain on investments	$7,764	$—	$3,621	$—

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	June 30, 2016		December 31, 2015
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans
Nonperforming mortgage loans	$952,144	$1,314,229	$1,222,956	$1,702,548
Performing mortgage loans:
Fixed interest rate	313,064	413,063	417,658	535,610
Interest rate step-up	233,925	333,517	299,569	412,749
Adjustable-rate/hybrid	109,773	126,842	160,051	185,997
Balloon	—	—	160	204
	656,762	873,422	877,438	1,134,560
Fixed interest rate jumbo mortgage loans held in a VIE	427,091	416,195	455,394	454,935
	$2,035,997	$2,603,846	$2,555,788	$3,292,043
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$1,589,798		$2,067,341
Asset-backed financing of a VIE at fair value and FHLB advances	$427,091		$455,394

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	June 30, 2016	December 31, 2015
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	71%	72%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	42%	48%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	California New York New Jersey Florida

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$327,212	$317,536	$341,846	$303,228
Transfers from mortgage loans at fair value and advances	53,558	71,961	114,052	158,078
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(8,082)	(1,292)	(12,266)	(1,293)
Results of REO:
Valuation adjustments, net	(7,283)	(6,606)	(17,928)	(18,006)
Gain on sale, net	4,718	4,800	9,327	10,368
	(2,565)	(1,806)	(8,601)	(7,638)
Proceeds from sales	(70,665)	(62,121)	(135,573)	(128,097)
Balance at end of period	$299,458	$324,278	$299,458	$324,278

REO pledged to secure assets sold under agreements to repurchase	$50,126	$55,420
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	$166,017	$147,631

Note 12—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$61,071	$49,448	$66,584	$57,358
Purchases	—	—	2,602	—
MSRs resulting from mortgage loan sales	1,847	1,589	5,147	3,495
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(2,508)	8,088	(11,460)	(107)
Other changes in fair value (2)	(2,433)	(1,782)	(4,896)	(3,403)
	(4,941)	6,306	(16,356)	(3,510)
Balance at period end	$57,977	$57,343	$57,977	$57,343
MSRs pledged to secure notes payable at period end	$57,977	$57,343

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amortized Cost:
Balance at beginning of period	$422,676	$323,806	$404,101	$308,137
MSRs resulting from mortgage loan sales	58,262	30,587	91,124	56,141
Amortization	(15,531)	(9,988)	(29,818)	(19,580)
Sales	(106)	—	(106)	(293)
Balance at end of period	465,301	344,405	465,301	344,405
Valuation Allowance:
Balance at beginning of period	(28,650)	(14,093)	(10,944)	(7,714)
Additions	(23,170)	7,082	(40,876)	703
Balance at end of period	(51,820)	(7,011)	(51,820)	(7,011)
MSRs, net	$413,481	$337,394	$413,481	$337,394
Fair value at beginning of period	$405,635	$327,703	$424,154	$322,230
Fair value at period end	$417,094	$362,908
MSRs pledged to secure notes payable at period end	$413,481	$337,394

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the June 30, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12 months ended June 30,	amortization
(in thousands)
2017	$63,951
2018	54,865
2019	48,042
2020	42,175
2021	37,231
Thereafter	219,037
Total	$465,301

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Contractually-specified servicing fees	$29,991	$24,490	$57,770	$46,077

Note 13—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	2.17%	2.25%	2.19%	2.25%
Average balance	$3,268,774	$3,172,806	$3,033,038	$3,061,923
Total interest expense	$22,056	$20,208	$42,468	$39,120
Maximum daily amount outstanding	$4,331,706	$3,511,918	$4,402,724	$3,842,167

(1)

Excludes the effect of amortization of debt issuance costs of $2.2 million and $4.3 million for the quarter and six months ended June 30, 2016, respectively, and $2.2 million and $4.9 million for the quarter and six months ended June 30, 2015, respectively.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$3,276,854	$3,130,328
Unamortized debt issuance costs	(1,163)	(1,548)
	$3,275,691	$3,128,780
Weighted-average interest rate	2.26%	2.33%
Available borrowing capacity:
Committed	$488,906	$231,913
Uncommitted	895,213	661,756
	$1,384,119	$893,669
Margin deposits placed with counterparties included in Other assets	$8,320	$7,268
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$531,612	$313,753
Mortgage loans acquired for sale at fair value	1,341,459	1,204,462
Mortgage loans at fair value	1,589,798	2,067,341
Real estate acquired in settlement of loans	216,143	283,343
Restricted cash on credit risk transfer agreements	292,632	—
	$3,971,644	$3,868,899

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at June 30, 2016	Contractual balance
(in thousands)
Within 30 days	$340,352
Over 30 to 90 days	438,615
Over 90 days to 180 days	809,278
Over 180 days to 1 year	1,436,236
Over 1 year to 2 years	252,373
$3,276,854
Weighted average maturity (in months)	7

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases. Margin deposits are included in Other assets in the consolidated balance sheets.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2016:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$327,363	August 6, 2016	October 20, 2016
Credit Suisse First Boston Mortgage Capital LLC	$158,462	September 21, 2016	March 30, 2017
JPMorgan Chase & Co.	$131,702	-	January 26, 2017
Bank of America, N.A.	$37,040	September 22, 2016	March 28, 2017
Morgan Stanley	$14,924	August 22, 2016	December 16, 2016
Barclays Capital	$3,879	September 13, 2016	September 13, 2016

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$10,415	August 10, 2016
Daiwa Capital Markets America Inc.	$10,582	August 9, 2016
JPMorgan Chase & Co.	$3,449	July 28, 2016
Wells Fargo, N.A.	$3,070	July 17, 2016

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$38,630	July 22, 2016
Bank of America, N.A.	$30,102	July 15, 2016
BNP Paribas Corporate & Institutional Banking	$18,103	July 14, 2016

The following is a summary of the tangible net worth, as defined in the respective borrowing agreements, and minimum required amounts for the Company and certain of its subsidiaries at June 30, 2016 to comply with the debt covenants contained in the borrowing agreements:

	Tangible net worth as of June 30, 2016
		Minimum
Entity	Balance	required
	(in thousands)
PennyMac Mortgage Investment Trust	$1,360,827	$860,000
Operating Partnership	$1,401,552	$700,000
PennyMac Holdings, LLC	$784,290	$250,000
PennyMac Corp.	$401,634	$150,000

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

Mortgage loan participation and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	1.69%	1.43%	1.68%	1.43%
Average balance	$70,701	$60,363	$69,649	$52,001
Total interest expense	$333	$266	$661	$473
Maximum daily amount outstanding	$96,335	$148,032	$97,672	$148,032

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $68,000 for the quarter and six months ended June 30, 2016, respectively, and $47,000 and $99,000 for the quarter and six months ended June 30, 2015, respectively.

June 30, 2016
(dollars in thousands)
Carrying value:
Amount outstanding	$96,335
Unamortized debt issuance costs	—
$96,335
Weighted-average interest rate	1.72%
Mortgage loans acquired for sale pledged to secure mortgage loan participation and sale agreements	$100,497

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

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid all of the advances outstanding as of June 30, 2016.

The FHLB advances are summarized below:

Six Months Ended June 30, 2016
(dollars in thousands)
During the period:
Weighted-average interest rate	0.49%
Average balance	$49,019
Total interest expense	$122
Maximum daily amount outstanding	$201,130

December 31, 2015
(dollars in thousands)
Carrying value	$183,000
Weighted-average interest rate	0.30%
Fair value of assets securing FHLB advances:
Mortgage-backed securities	$8,720
Mortgage loans acquired for sale at fair value	63,993
Mortgage loans at fair value	134,172
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

Following is a summary of financial information relating to the notes payable:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
During the period:
Weighted-average interest rate (1)	4.63%	4.18%	4.65%	4.18%
Average balance	$188,330	$104,797	$200,973	$52,981
Total interest expense	$2,991	$994	$6,334	$994
Maximum daily amount outstanding	$211,103	$192,352	$234,476	$192,352

(1)

Excludes the effect of amortization of debt issuance costs of $788,000 and $1.6 million for the quarter and six months ended June 30, 2016, respectively, and $354,000 for the quarter and six months ended June 30, 2015, respectively.

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$164,003	$236,107
Unamortized debt issuance costs	(27)	(92)
	$163,976	$236,015
Weighted-average interest rate	4.32%	4.53%
MSRs pledged to secure notes payable	$471,458	$459,741

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
During the period:
Weighted-average fair value	$334,233	$159,236	$325,112	$162,361
Interest expense	$3,606	$1,301	$4,958	$2,885
Weighted-average effective interest rate	3.34%	3.23%	3.34%	3.53%

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Carrying value	$325,939	$247,690
UPB	$317,305	$248,284
Weighted-average interest rate	3.50%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of the Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of

June 30, 2016, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
During the period:
Weighted-average UPB	$250,000	$250,000	$250,000	$250,000
Interest expense (1)	$3,616	$3,601	$7,228	$7,198

(1)

Total interest expense includes amortization of debt issuance costs of $257,000 and $509,000 for the quarter and six months ended June 30, 2016, respectively, and $242,000 and $481,000 for the quarter and six months ended June 30, 2015, respectively.

	June 30, 2016	December 31, 2015
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(4,436)	(4,946)
	$245,564	$245,054

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$18,712	$15,379	$20,171	$14,242
Provision for losses
Pursuant to mortgage loan sales	650	1,419	1,221	2,344
Adjustment to previously recorded amount due to change in estimate	—	—	(1,724)	—
Losses incurred	(104)	(84)	(410)	(102)
Recoveries	—	—	—	230
Balance, end of period	$19,258	$16,714	$19,258	$16,714
UPB of mortgage loans subject to representations and warranties at period end	$46,339,653	$37,431,575

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2016, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Mortgage Loan Commitments

The following table summarizes the Company’s outstanding contractual loan commitments:

June 30, 2016
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,658,813

Note 21—Shareholders’ Equity

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program under which the Company may repurchase up to $150 million of its outstanding common shares. During February 2016, the Company’s board of trustees approved an increase to its share repurchase program pursuant to which the Company is now authorized to repurchase up to $200 million of its common shares. During the quarter and six months ended June 30, 2016, the Company repurchased 1.2 million and 6.3 million common shares at a cost of $18.4 million and $82.8 million, respectively, for a cumulative total of 7.4 million common shares repurchased at a cost of $99.2 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

Common Share Issuances

The Company has entered into an ATM Equity Offering Sales AgreementSM. During the six months ended June 30, 2016 and 2015, the Company did not sell any common shares under the agreement.

At June 30, 2016, the Company had approximately $106.9 million of common shares available for issuance under its ATM Equity Offering Sales AgreementSM.

Note 22—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$—	$82	$377	$302
Mortgage-backed securities	2,756	2,505	5,468	5,139
Mortgage loans acquired for sale at fair value	13,596	10,315	22,860	17,416
Mortgage loans at fair value	23,042	22,171	52,228	43,725
Mortgage loans at fair value held by a VIE	4,951	4,429	10,480	9,842
Other	1,708	13	1,991	24
	46,053	39,515	93,404	76,448
From PFSI:
ESS purchased from PFSI, at fair value	5,713	5,818	12,728	9,570
	51,766	45,333	106,132	86,018
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	22,056	20,208	42,468	39,120
Mortgage loan participation and sale agreements	333	266	661	473
FHLB advances	—	2	122	2
Notes payable	2,991	994	6,334	994
Asset-backed financings of VIEs at fair value (1)	3,606	2,414	4,958	3,997
Exchangeable Notes	3,616	3,601	7,228	7,198
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,589	1,291	2,561	2,464
Placement fees on mortgage loan impound deposits	180	430	441	704
	34,371	29,206	64,773	54,952
To PFSI—Note payable	2,222	533	3,824	533
	36,593	29,739	68,597	55,485
Net interest income	$15,173	$15,594	$37,535	$30,533

(1)	The results for the quarter and six months ended June 30, 2015 include interest expense from Asset-backed financing of a VIE at fair value and CRT Agreements financing at fair value.

Note 23—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash loss:
Mortgage loans	$(18,461)	$(51,218)	$(21,480)	$(58,762)
Hedging activities	(29,118)	18,713	(61,694)	6,186
	(47,579)	(32,505)	(83,174)	(52,576)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	60,109	32,176	96,271	59,636
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(650)	(1,419)	(1,221)	(2,344)
Adjustment to previously recorded amount due to change in estimate	—	—	1,724	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	7,423	(8,481)	12,111	(5,927)
Mortgage loans	5,015	14,551	11,752	18,277
Hedging derivatives	(92)	6,853	1,812	4,269
	12,346	12,923	25,675	16,619
	$24,226	$11,175	$39,275	$21,335

Note 24—Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net (loss) gain on investments:
From non-affiliates:
Mortgage-backed securities	$4,332	$(6,702)	$9,431	$(5,186)
Mortgage loans at fair value	(13,463)	30,068	932	47,254
Mortgage loans held in a VIE	(48)	(12,077)	8,347	(10,277)
CRT Agreements	7,764	—	3,621	—
Asset-backed financing of a VIE at fair value	890	3,991	(8,963)	3,222
Hedging derivatives	862	(1,255)	698	(11,294)
	337	14,025	14,066	23,719
From PFSI—ESS	(15,824)	8,589	(33,451)	2,342
	$(15,487)	$22,614	$(19,385)	$26,061

Note 25—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Servicing fees (1)	$31,578	$25,887	$60,450	$48,516
MSR recapture fee from PFSI	311	—	440	—
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(15,531)	(9,988)	(29,818)	(19,580)
Provision for impairment	(23,170)	7,082	(40,876)	703
Gain on sale	11	—	11	83
Carried at fair value—change in fair value	(4,941)	6,306	(16,356)	(3,510)
Gains on hedging derivatives	27,433	(16,270)	57,394	(5,193)
	(16,198)	(12,870)	(29,645)	(27,497)
Net mortgage loan servicing fees	$15,691	$13,017	$31,245	$21,019
Average servicing portfolio	$45,647,524	$35,742,835	$44,531,795	$35,215,677

(1)	Includes contractually specified servicing and ancillary fees.

Note 26—Share-Based Compensation Plans

As of June 30, 2016 and 2015, the Company had one share-based compensation plan. The Company recognized compensation expense of $2.0 million and $3.0 million for the quarter and six months ended June 30, 2016, respectively, and $1.1 million and $3.7 million for the quarter and six months ended June 30, 2015, respectively. The Company granted 330,076 restricted share units with a grant date fair value of $6.3 million during the quarter and six months ended June 30, 2016 and 294,684 restricted share units with a grant date fair value of $6.3 million during the quarter and six months ended June 30, 2015. The 2016 grant includes 112,079 performance-based awards. The Company had vestings of 222,533 and 298,581 restricted share units during the quarter and six months ended June 30, 2016, respectively, and 226,700 and 301,763 restricted share units during the quarter and six months ended June 30, 2015, respectively.

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Common overhead allocation from PFSI (1)	$2,434	$2,546	$4,996	$4,937
Mortgage loan origination	1,557	1,176	2,678	2,129
Real estate held for investment	930	—	1,487	—
Technology	332	311	766	603
Insurance	316	302	634	675
Other	946	861	1,590	1,708
	$6,515	$5,196	$12,151	$10,052

(1)

For the quarter ended June 30, 2015, in accordance with the terms of the Company’s management agreement, PCM provided the Company a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to the Company. On December 15, 2015, the Operating Partnership amended its management agreement to provide that the overhead costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

Note 28—Income Taxes

The Company’s effective tax rate was 35.4% and (219.8)% for the quarter and six months ended June 30, 2016 and (11.9)% and (67.3)% for the quarter and six months ended June 30, 2015, respectively. The Company’s taxable REIT subsidiary recognized tax benefits of $3.7 million and $6.1 million on losses of $9.3 million and $15.3 million while the Company reported a consolidated pretax loss of $8.2 million and pretax income of $2.9 million for the quarter and six months ended June 30, 2016, respectively. For the same periods in 2015, the taxable REIT subsidiary recognized tax benefits of $1.1 million and $12.9 million on losses of $2.6 million and $31.3 million while the Company reported a consolidated pretax income of $25.1 million and $21.3 million, respectively. The relative values between the tax benefit at the taxable REIT subsidiary and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 29—Segments and Related Information

Financial highlights by operating segment are summarized below:

	Correspondent	Investment
Quarter ended June 30, 2016	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$13,415	$38,351	$51,766
Interest expense	(7,951)	(28,642)	(36,593)
	5,464	9,709	15,173
Net gain on mortgage loans acquired for sale	24,226	—	24,226
Net loss on investments	—	(15,487)	(15,487)
Net mortgage loan servicing fees	—	15,691	15,691
Other income (loss)	8,535	(520)	8,015
	38,225	9,393	47,618
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	19,710	21,027	40,737
Other	2,082	12,958	15,040
	21,792	33,985	55,777
Pre-tax income (loss)	$16,433	$(24,592)	$(8,159)
Total assets at period end	$1,492,171	$4,275,391	$5,767,562

	Correspondent	Investment
Quarter ended June 30, 2015	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$8,997	$36,336	$45,333
Interest expense	(4,763)	(24,976)	(29,739)
	4,234	11,360	15,594
Net gain on mortgage loans acquired for sale	11,175	—	11,175
Net gain on investments	—	22,614	22,614
Net mortgage loan servicing fees	—	13,017	13,017
Other income	7,352	13	7,365
	22,761	47,004	69,765
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	15,785	17,463	33,248
Other	1,754	9,675	11,429
	17,539	27,138	44,677
Pre-tax income	$5,222	$19,866	$25,088
Total assets at period end	$2,243,570	$4,433,804	$6,677,374

	Correspondent	Investment
Six months ended June 30, 2016	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$22,439	$83,693	$106,132
Interest expense	(13,070)	(55,527)	(68,597)
	9,369	28,166	37,535
Net gain on mortgage loans acquired for sale	39,275	—	39,275
Net loss on investments	—	(19,385)	(19,385)
Net mortgage loan servicing fees	—	31,245	31,245
Other income (loss)	15,373	(4,209)	11,164
	64,017	35,817	99,834
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	33,064	37,413	70,477
Other	3,609	22,863	26,472
	36,673	60,276	96,949
Pre-tax income (loss)	$27,344	$(24,459)	$2,885
Total assets at period end	$1,492,171	$4,275,391	$5,767,562

	Correspondent	Investment
Six months ended June 30, 2015	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$16,109	$69,909	$86,018
Interest expense	(8,583)	(46,902)	(55,485)
	7,526	23,007	30,533
Net gain on mortgage loans acquired for sale	21,335	—	21,335
Net gain on investments	—	26,061	26,061
Net mortgage loan servicing fees	—	21,019	21,019
Other income (loss)	12,703	(4,229)	8,474
	41,564	65,858	107,422
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	28,956	34,831	63,787
Other	2,938	19,429	22,367
	31,894	54,260	86,154
Pre-tax income	$9,670	$11,598	$21,268
Total assets at period end	$2,243,570	$4,433,804	$6,677,374

Note 30—Supplemental Cash Flow Information

	Six months ended June 30,
	2016	2015
	(in thousands)
Cash paid for interest	$76,198	$53,449
Income taxes paid, net	$388	$401
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$96,271	$59,636
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$114,052	$158,078
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$12,266	$1,548
Receipt of ESS pursuant to recapture agreement with PFSI	$3,601	$2,565
Non-cash financing activities:
Transfer of mortgage loans at fair value financed under agreements to repurchase to REO financed under agreements to repurchase	$15,191	$24,972
Dividends payable	$32,082	$46,074

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

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	June 30, 2016
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Agency	Actual	Required	Actual	Required	Actual	Required
	(in thousands)		(in thousands)		(in thousands)
Fannie Mae	$402,793	$120,219	13%	6%	$67,636	$16,481
Freddie Mac	$402,793	$120,219	13%	6%	$67,636	$16,481

(1)	Calculated in compliance with the respective Agency’s requirements.

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

In March of 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:

•

Modifies the accounting for income taxes relating to share-based payments. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) will be recognized as income tax expense or benefit in the consolidated statement of operations. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statement of operations in the period they reduce income taxes payable.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have pursued this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the mortgage servicing rights (“MSRs”). We have also invested in excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on, residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS.

We have invested in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming mortgage loans we have purchased has been acquired from or through one or more subsidiaries of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquired using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and six months ended June 30, 2016, we did not acquire distressed mortgage loans and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and real estate acquired in settlement of loans (“REO”) totaling $481.3 million and $594.0 million, respectively. During the quarter and six months ended June 30, 2015, we acquired distressed mortgage loans with fair values totaling zero and $242.0 million and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO totaling $150.0 million and $275.6 million, respectively.

During the quarter and six months ended June 30, 2016, we purchased newly originated prime credit quality loans with fair values totaling $15.3 billion and $25.5 billion, respectively, as compared to $12.5 billion and $20.8 billion for the same periods in 2015, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS of three basis points on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the period we hold the mortgage loan prior to the sale to PLS. During the quarter and six months ended June 30, 2016, we received sourcing fees totaling $2.8 million and $4.8 million, respectively, relating to $9.4 billion and $15.9 billion in UPB of mortgage loans at fair value that we sold to PLS, as compared to $2.4 million and $3.8 million relating to $8.1 billion and $12.8 billion in UPB of loans that we sold to PLS for the same periods in 2015.

During the quarter and six months ended June 30, 2016, we received MSRs with fair values at initial recognition totaling $60.1 million and $96.3 million, respectively, compared to $32.2 million and $59.6 million for the same periods in 2015.

We believe that Ginnie Mae ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS and ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the quarter and six months ended June 30, 2016, we did not purchase any ESS from PFSI. We received $1.7 million and $3.6 million, respectively, pursuant to a recapture agreement with PFSI, compared to purchases of $140.9 million and $187.3 million and receipt of $1.3 million and $2.6 million of ESS pursuant to such recapture agreement for the same periods in 2015.

We believe that CRT Agreements are an attractive long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for deploying additional capital into front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole loans. During the quarter and six months ended June 30, 2016, we made investments in CRT Agreements totaling $126.0 million and $192.7 million, respectively.

We supplement these activities through our participation in other mortgage-related activities, including:

•

Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS and Agency debt securities with fair values totaling $199.2 million and $249.9 million during the quarter and six months ended June 30, 2016, respectively, as compared to zero and $25.1 million for the same periods in 2015.

•

Acquisition of small balance (typically under $10 million) commercial real estate loans. During the quarter and six months ended June 30, 2016, we acquired $1.3 million and $6.1 million in fair value of small balance commercial real estate loans.

•

To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. During the six months ended June 30, 2016, we issued $99.5 million in fair value of such securities.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the quarter and six months ended June 30, 2016, we repurchased 1.2 million and 6.3 million common shares at a cost of $18.4 million and $82.8 million, respectively, for a cumulative total of 7.4 million common shares repurchased at a cost of $99.2 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, as reflected in recent economic data. During the second quarter of 2016, U.S. real gross domestic product expanded at an annual rate of 1.2%, compared to 2.6% for the second quarter of 2015 and 0.8% for the first quarter of 2016. The national seasonally adjusted unemployment rate was 4.9% at June 30, 2016, 5.0% at March 31, 2016 and 5.3% at June 30, 2015. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the first quarter of 2016, the delinquency rate on residential real estate loans held by commercial banks was 4.8%, a reduction from 6.2% during the first quarter of 2015.

Residential real estate activity appears to be expanding. The seasonally adjusted annual rate of existing home sales for June 2016 was 3.0% higher than for June 2015, and the national median existing home price for all housing types was $247,700, a 4.8% increase from June 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during the quarter ended June 30, 2016 decreased by 14% as compared to the quarter ended June 30, 2015. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.48% to a high of 3.66% during the second quarter of 2016 while during the second quarter of 2015, thirty-year fixed mortgage interest rates ranged from a low of 3.65% to a high of 4.04% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey). Interest rates generally declined in the second quarter of 2016 and generally increased in the second quarter of 2015. This impacted MSR and other interest rate sensitive asset valuations and production activity.

Mortgage lenders originated an estimated $510 billion of home loans during the second quarter of 2016, up 4.1% from the second quarter of 2015. Total mortgage originations are forecast to be somewhat higher in 2016 versus 2015, with current industry estimates for 2016 averaging $1.8 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe that there is significant long-term market opportunity to invest in GSE CRT Agreements on certain of the loans acquired through our correspondent production activity. CRT Agreements align with the Federal Housing Finance Agency’s (“FHFA”) desire to reduce taxpayer risk by transferring some of the credit risk from Fannie Mae and Freddie Mac to private sector participants. FHFA, in its capacity as conservator of Fannie Mae and Freddie Mac, has included in its 2016 scorecard for both GSEs a target to transfer credit risk on at least 90% of the UPB of newly acquired single-family mortgages in certain loan categories. Those loan categories include non-Home Affordable Refinance Program, fixed-rate terms greater than 20 years, and loan-to-value ratios above 60%. This continues the trend of increasing the volume of loans subject to CRT Agreements. For example, FHFA required each GSE to share the risk on at least $30 billion in UPB in 2013, $90 billion in 2014, and $120 billion for Freddie Mac and $150 million for Fannie Mae in 2015. In addition, under the 2016 scorecard, the GSEs have been directed to work with FHFA to conduct an analysis and assessment of front-end CRT Agreements, such as our CRT Agreements, and to take appropriate steps to continue them. In front-end CRT Agreements, a lender or aggregator retains a portion of the credit risk associated with the loans they sell to Fannie Mae or Freddie Mac through an arrangement entered into prior to the delivery of the loans to the GSE.

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed throughout 2015 and the first half of 2016. Prime jumbo securitizations totaled $0.9 billion in UPB in the second quarter of 2016, a decrease from $2.8 billion in the second quarter of 2015. During the six months ended June 30, 2016, we produced approximately $13 million in UPB of jumbo loans compared to $91 million in UPB of jumbo loans produced during the six months ended June 30, 2015.

Our Manager expects to see a continued supply of distressed whole loans; however, we believe the pricing for recent transactions has been less attractive for buyers. We are transitioning away from distressed whole loans to correspondent-related investments such as CRT and MSRs, and we continue to monitor the market to assess best execution opportunities for our existing distressed portfolio investments.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net investment income	$47,618	$69,765	$99,834	$107,422
Expenses	(55,777)	(44,677)	(96,949)	(86,154)
Benefit from income taxes	2,892	2,983	6,344	14,311
Net (loss) income	$(5,267)	$28,071	$9,229	$35,579
Pre-tax income (loss) by segment:
Correspondent production	$16,433	$5,222	$27,344	$9,670
Investment activities	(24,592)	$19,866	(24,459)	11,598
	$(8,159)	$25,088	$2,885	$21,268
(Loss) earnings per share:
Basic	$(0.08)	$0.37	$0.12	$0.46
Diluted	$(0.08)	$0.36	$0.12	$0.46
Dividends per share:
Declared and paid	$0.47	$0.61	$0.94	$1.22
Investment activities:
Mortgage loans and REO:
Purchases	$—	$—	$—	$241,981
Cash proceeds from liquidation activities	$481,266	$149,990	$594,039	$275,562
MBS:
Purchases	$199,223	$—	$249,925	$25,129
Cash proceeds from repayment and sales	$35,293	$21,942	$49,141	$39,744
ESS:
Purchases from PFSI	$—	$140,875	$—	$187,287
Cash proceeds from repayment and sales	$17,400	$18,352	$97,326	$31,083
CRT Agreements:
Cash deposited	$126,031	$—	$192,737	$—
Distributions received	$4,614	$—	$7,320	$—
Per share closing prices:
During the period:
High	$16.23	$21.76	$16.23	$22.99
Low	$13.07	$17.43	$11.21	$17.43
At period end	$16.23	$17.43	$16.23	$17.43

	June 30, 2016	December 31, 2015
Total assets (in thousands)	$5,767,562	$5,826,924
Book value per share	$20.09	$20.28

During the quarter and six months ended June 30, 2016, we recorded a net loss of $5.3 million, or $(0.08) per diluted share, and net income of $9.2 million, or $0.12 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2016 reflects net interest income of $15.2 million and $37.5 million, supplemented by $15.7 million and $31.2 million of net mortgage loan servicing fees, respectively. During the quarter and six months ended June 30, 2016, we purchased $15.3 billion and $25.5 billion, respectively, in fair value of newly originated mortgage loans. We recognized net gains on such loans totaling approximately $24.2 million and $39.3 million, respectively, including $60.1 million and $96.3 million of MSRs retained upon sale of such loans, respectively. At June 30, 2016, we held mortgage loans acquired for sale with fair values totaling $1.5 billion, $619.0 million of which were pending sale to PLS.

During the quarter and six months ended June 30, 2015, we recorded net income of $28.1 million, or $0.36 per diluted share, and $35.6 million, or $0.46 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2015 reflects net interest income of $15.6 million and $30.5 million, respectively, supplemented by net gains on our investments in financial instruments totaling $22.6 million and $26.1 million and net mortgage loan servicing fees of $13.0 million and $21.0 million, respectively. During the quarter and six months ended June 30, 2015, we purchased $12.5 billion and $20.8 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $11.2 million and $21.3 million, respectively, including $32.2 million and $59.6 million of MSRs retained upon securitization or sale of such loans, respectively.

Our net income decreased during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, primarily due to a decrease in pretax income in our investment activities segment of $44.5 million and $36.1 million from pretax income of $19.9 million and $11.6 million to a pretax loss of $24.6 million and $24.5 million, respectively. During the quarter and six months ended June 30, 2016, our investment activities segment recognized net investment income totaling $9.4 million and $35.8 million, respectively, a decrease of $37.6 million and $30.0 million from $47.0 million and $65.9 million during the same periods in 2015, primarily due to losses from our investments in ESS and mortgage loans at fair value which reflects the effects of increased prepayment expectations in the portfolios of MSRs underlying our investments in ESS and of the effect of our expectations of longer liquidation periods and lower home price appreciation for certain of our nonperforming loans. Longer liquidation periods increase our expectations of liquidation costs, which reduce our cash flow expectations from the mortgage loans, and decrease the present value of the expected cash flows.

In our correspondent production activities, our net investment income increased during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, by $15.5 million and $22.5 million from $22.8 million and $41.6 million to $38.2 million and $64.0 million, respectively. We received proceeds of $5.2 billion and $8.5 billion from the sale of mortgage loans to nonaffiliates and issued $6.0 billion and $9.8 billion of IRLCs relating to Agency and jumbo mortgage loans in the quarter and six months ended June 30, 2016, respectively, an increase of $1.5 billion and $1.9 billion from the same periods in 2015. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume and higher margins, both of which were driven by an increased market size and larger customer base.

Net Investment Income

During the quarter and six months ended June 30, 2016, we recorded net investment income of $47.6 million and $99.8 million, respectively, comprised primarily of $24.2 million and $39.3 million of net gain on mortgage loans acquired for sale, $15.2 million and $37.5 million of net interest income, $15.7 million and $31.2 million of net loan servicing fees, and $8.5 million and $15.4 million of loan origination fees, partially offset by $2.6 million and $8.6 million of losses from results of REO and $15.5 million and $19.4 million of net loss on investments. During the quarter and six months ended June 30, 2015, we recorded net investment income of $69.8 million and $107.4 million, respectively, comprised primarily of $11.2 million and $21.3 million of net gain on mortgage loans acquired for sale, net interest income of $15.6 million and $30.5 million, $13.0 million and $21.0 million of net loan servicing fees, $7.3 million and $12.6 million of loan origination fees, and $22.6 million and $26.1 million of net gain on investments, partially offset by $1.8 million and $7.6 million of losses from results of REO.

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions. Because we have elected to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, and ESS), a portion of our MSRs and our asset-backed financing at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash fair value adjustments related to IRLCs, CRT Agreements and the related derivatives we use to hedge certain of our investments and liabilities and non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to mortgage loans held in a VIE.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net interest income
Capitalization of interest pursuant to mortgage loan modifications	$16,421	$9,921	$39,715	$20,130
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(4,974)	(283)	1,086	119
	11,447	9,638	40,801	20,249
Net gain on mortgage loans acquired for sale
Receipt of MSRs in mortgage loan sale transactions	60,109	32,176	96,271	59,636
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(650)	(1,419)	(1,221)	(2,344)
Adjustment to previously recorded amount due to chance in estimate	—	—	1,724	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	7,423	(8,481)	12,111	(5,927)
Mortgage loans acquired for sale	5,015	14,551	11,752	18,277
Hedging derivatives	(92)	6,853	1,812	4,269
	71,805	43,680	122,449	73,911
Net gain (loss) on investments
Mortgage-backed securities:
Agency	3,713	(4,288)	7,433	(3,179)
Non Agency	619	(2,414)	1,998	(2,007)
Mortgage loans:
at fair value	(14,275)	27,175	(1,427)	42,602
at fair value held in a variable interest entity	(48)	(12,077)	8,347	(10,277)
ESS	(15,824)	8,589	(33,451)	2,342
CRT Agreements	3,905	—	(2,774)	—
Asset-backed financing of a VIE	890	3,991	(8,963)	3,222
	(21,020)	20,976	(28,837)	32,703
Net loan servicing fees—MSR valuation adjustments	(25,678)	15,170	(52,336)	596
	$36,554	$89,464	$82,077	$127,459
Net investment income	$47,618	$69,765	$99,834	$107,422
Non-cash items as a percentage of net investment income	77%	128%	82%	119%

Cash is generated when mortgage loan investments are monetized through payoffs, paydowns or sales, when payments of principal and interest occur on such mortgage loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our provision for representations and warranties when we repurchase mortgage loans from investors. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan investments and REO, net gain in fair value that we accumulated over the period during which we owned mortgage loan investments and REO liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended June 30,
	2016			2015
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$43,360	$4,813	$1,208	$66,535	$7,108	$2,893
REO	70,666	(348)	4,718	62,122	2,089	4,800
	114,026	4,465	5,926	128,657	9,197	7,693
Performing mortgage loan sale	344,302	59,812	(396)	—	—	—
	$458,328	$64,277	$5,530	$128,657	$9,197	$7,693

	Six months ended June 30,
	2016			2015
	Proceeds	Accumulated gains (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$74,916	$8,079	$2,748	$112,440	$12,729	$4,651
REO	135,573	1,239	9,327	128,098	3,051	10,368
	210,489	9,318	12,075	240,538	15,780	15,019
Performing mortgage loan sale	344,302	59,812	(396)	—	—	—
	$554,791	$69,130	$11,679	$240,538	$15,780	$15,019

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

The amounts included in accumulated gains and gains on liquidation do not include the cost of managing the liquidated assets which may be substantial depending on the collection status of the mortgage loan at acquisition and on our success in working with the borrower to resolve the distress in the mortgage loan. Accumulated gains include the amount of accumulated valuation gains and losses recognized throughout the holding period and, in the case of REO, include estimated direct transaction costs to be incurred in the sale of the property. Accordingly, the preceding amounts do not represent periodic earnings on a cash basis and the amount of gain will have accumulated over varying periods depending on the holding periods for individual assets.

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $20.9 million and $24.7 million for assets liquidated during the quarter and six months ended June 30, 2016, respectively, as compared to $4.4 million and $10.1 million during the same periods in 2015. Servicing and activity fees for the quarter and six months ended June 30, 2016 include $5.1 million relating to the sale of performing mortgage loans.

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$13,596	$—	$13,596	$1,422,945	3.78%
Investment activities:
Short-term investments	—	—	—	25,903	0.00%
Mortgage-backed securities:
Agency	2,823	(587)	2,236	349,951	2.53%
Non-Agency prime jumbo	684	(164)	520	78,102	2.63%
	3,507	(751)	2,756	428,053	2.55%
Mortgage loans:
at fair value	23,042	—	23,042	1,791,429	5.09%
at fair value held by variable interest entity	4,086	865	4,951	437,542	4.48%
	27,128	865	27,993	2,228,971	4.97%
ESS from PFSI	5,713	—	5,713	318,065	7.11%
Total investment activities	36,348	114	36,462	3,000,992	4.81%
Other	1,708	—	1,708	—
	$51,652	$114	$51,766	$4,423,937	4.63%
Liabilities:
Assets sold under agreements to repurchase	$19,860	$2,196	$22,056	$3,268,774	2.67%
Mortgage loan participation and sale agreements	302	31	333	70,701	1.86%
Notes payable	2,203	788	2,991	188,330	6.28%
Asset-backed financings of a VIE at fair value	2,825	781	3,606	334,233	4.27%
Exchangeable Notes	3,359	257	3,616	250,000	5.72%
Note payable to PFSI	1,894	328	2,222	150,000	5.86%
	30,443	4,381	34,824	4,262,038	3.23%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,589	—	1,589	—
Interest on mortgage loan impound deposits	180	—	180	—
	32,212	4,381	36,593	4,262,038	3.40%
Net interest income	$19,440	$(4,267)	$15,173
Net interest margin					1.37%
Net interest spread					1.23%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Quarter ended June 30, 2015
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$10,315	$—	$10,315	$1,014,883	4.02%
Investment activities:
Short-term investments	82	—	82	46,542	0.70%
Mortgage-backed securities:
Agency	1,545	(4)	1,541	185,932	3.28%
Non-Agency prime jumbo	983	(19)	964	117,694	3.24%
	2,528	(23)	2,505	303,626	3.26%
Mortgage loans:
at fair value	22,171	—	22,171	2,295,807	3.82%
at fair value held by variable interest entity	4,739	(310)	4,429	504,309	3.47%
	26,910	(310)	26,600	2,800,116	3.76%
ESS from PFSI	5,818	—	5,818	311,579	7.39%
Total investment activities	35,338	(333)	35,005	3,461,863	4.00%
Other	13	—	13	—
	$45,666	$(333)	$45,333	$4,476,746	4.01%
Liabilities:
Assets sold under agreements to repurchase	$18,032	$2,176	$20,208	$3,171,653	2.52%
Mortgage loan participation and sale agreements	219	47	266	60,363	1.74%
Federal Home Loan Bank advances	2	—	2	1,154	0.69%
Notes payable	641	353	994	104,797	3.75%
Asset-backed financings of VIEs at fair value	2,466	(52)	2,414	159,236	6.00%
Exchangeable Notes	3,359	242	3,601	250,000	5.70%
Note payable to PFSI	—	533	533	—
	24,719	3,299	28,018	3,747,203	2.96%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,291	—	1,291	—
Interest on mortgage loan impound deposits	430	—	430	—
	26,440	3,299	29,739	3,747,203	3.14%
Net interest income	$19,226	$(3,632)	$15,594
Net interest margin					1.39%
Net interest spread					0.87%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Six months ended June 30, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$22,860	$—	$22,860	$1,170,720	3.88%
Investment activities:
Short-term investments	377	—	377	36,546	2.05%
Mortgage-backed securities:
Agency	4,709	(581)	4,128	289,627	2.83%
Non-Agency prime jumbo	1,497	(157)	1,340	87,030	3.06%
	6,206	(738)	5,468	376,657	2.89%
Mortgage loans:
at fair value	52,228	—	52,228	1,925,605	5.39%
at fair value held by variable interest entity	8,386	2,094	10,480	446,013	4.67%
	60,614	2,094	62,708	2,371,618	5.26%
ESS from PFSI	12,728	—	12,728	348,669	7.26%
Total investment activities	79,925	1,356	81,281	3,133,490	5.16%
Other	1,991	—	1,991	—
	$104,776	$1,356	$106,132	$4,304,210	4.90%
Liabilities:
Assets sold under agreements to repurchase	$38,185	$4,283	$42,468	$3,033,038	2.78%
Mortgage loan participation and sale agreements	593	68	661	69,649	1.89%
Federal Home Loan Bank advances	122	—	122	49,019	0.50%
Notes payable	4,722	1,612	6,334	200,973	6.27%
Asset-backed financings of a VIE at fair value	5,494	(536)	4,958	325,112	3.03%
Exchangeable Notes	6,719	509	7,228	250,000	5.75%
Note payable to PFSI	3,160	664	3,824	150,000	5.07%
	58,995	6,600	65,595	4,077,791	3.20%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,561	—	2,561	—
Interest on mortgage loan impound deposits	441	—	441	—
	61,997	6,600	68,597	4,077,791	3.35%
Net interest income	$42,779	$(5,244)	$37,535
Net interest margin					1.73%
Net interest spread					1.56%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Six months ended June 30, 2015
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$17,416	$—	$17,416	$887,660	3.90%
Investment activities:
Short-term investments	302	—	302	67,961	0.88%
Mortgage-backed securities:
Agency	3,161	58	3,219	190,207	3.37%
Non-Agency prime jumbo	1,915	5	1,920	115,204	3.31%
	5,076	63	5,139	305,411	3.35%
Mortgage loans:
at fair value	43,725	—	43,725	2,303,080	3.78%
at fair value held by variable interest entity	9,663	179	9,842	514,879	3.80%
	53,388	179	53,567	2,817,959	3.78%
ESS from PFSI	9,570	—	9,570	255,899	7.44%
Total investment activities	68,336	242	68,578	3,447,230	3.96%
Other	24	—	24	—
	$85,776	$242	$86,018	$4,334,890	3.95%
Liabilities:
Assets sold under agreements to repurchase	$34,653	$4,467	$39,120	$3,061,346	2.54%
Mortgage loan participation and sale agreements	374	99	473	52,001	1.81%
Federal Home Loan Bank advances	2	—	2	577	0.69%
Notes payable	641	353	994	52,981	3.73%
Asset-backed financings of VIEs at fair value	3,876	121	3,997	162,361	4.90%
Exchangeable Notes	6,718	480	7,198	250,000	5.73%
Note payable to PFSI	—	533	533	—
	46,264	6,053	52,317	3,579,266	2.91%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,464	—	2,464	—
Interest on mortgage loan impound deposits	704	—	704	—
	49,432	6,053	55,485	3,579,266	3.08%
Net interest income	$36,344	$(5,811)	$30,533
Net interest margin					1.40%
Net interest spread					0.86%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2016 vs. Quarter ended June 30, 2015			Six months ended June 30, 2016 vs. Six months ended June 30, 2015
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$(772)	$4,053	$3,281	$(178)	$5,622	$5,444
Investment activities:
Short-term investments	—	(82)	(82)	313	(238)	75
Mortgage -backed securities:
Agency	(417)	1,112	695	(587)	1,496	909
Non-Agency prime jumbo	(159)	(285)	(444)	(145)	(435)	(580)
	(576)	827	251	(732)	1,061	329
Mortgage loans:
at fair value	6,386	(5,515)	871	16,491	(7,988)	8,503
at fair value held by variable interest entity	1,162	(640)	522	2,052	(1,414)	638
Total mortgage loans	7,548	(6,155)	1,393	18,543	(9,402)	9,141
ESS from PFSI	(224)	119	(105)	(285)	3,443	3,158
Total investment activities	6,748	(5,291)	1,457	17,839	(5,136)	12,703
Other	—	1,695	1,695	—	1,967	1,967
	5,976	457	6,433	17,661	2,453	20,114
Liabilities:
Assets sold under agreements to repurchase	1,217	631	1,848	3,695	(347)	3,348
Mortgage loan participation and sale agreement	19	48	67	19	169	188
FHLB advances	—	(2)	(2)	(1)	121	120
Asset backed secured financing of VIEs at fair value	520	672	1,192	(476)	1,437	961
Exchangeable Notes	15	—	15	30	—	30
Notes payable	915	1,082	1,997	1,034	4,306	5,340
Note payable to PFSI	—	1,689	1,689	—	3,291	3,291
	2,686	4,120	6,806	4,301	8,977	13,278
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	298	298	—	97	97
Interest on mortgage loan impound deposits	—	(250)	(250)	—	(263)	(263)
	2,686	4,168	6,854	4,301	8,811	13,112
Net interest income	$3,290	$(3,711)	$(421)	$13,360	$(6,358)	$7,002

During the quarter and six months ended June 30, 2016, we earned net interest income of $15.2 million and $37.5 million, respectively, as compared to $15.6 million and $30.5 million for the quarter and six months ended June 30, 2015, respectively. The decrease in net interest income between quarters was due to a modest decrease in average interest earning assets, partially offset by an increase in the yield of mortgage loans at fair value. The increase in net interest income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to an increase in capitalized interest pursuant to mortgage loan modifications.

During the quarter and six months ended June 30, 2016, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIEs totaling $28.0 million and $62.7 million, respectively, including $16.4 million and $39.7 million of interest capitalized pursuant to loan modifications, which compares to $26.6 million and $53.6 million, including $9.9 million and $20.1 million of interest capitalized pursuant to loan modifications in the quarter and six months ended June 30, 2015, respectively. The increase in interest income was primarily the result of an increase in yields on our mortgage loans at fair value from 3.76% and 3.78% during the quarter and six months ended June 30, 2015 to 4.97% and 5.26% during the quarter and six months ended June 30, 2016, respectively, which was mostly due to an increase in interest capitalized from mortgage loan modifications. Capitalized interest contributed 2.95% and 3.38% to our interest yield on mortgage loans at fair value during the quarter and six months ended June 30, 2016, as compared to 1.42% and 1.44% during the quarter and six months ended June 30, 2015, respectively.

At June 30, 2016, approximately 59% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 66% at June 30, 2015. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs and performance status as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and HUD, we are required to comply with the process specified by the HAMP program before liquidating a mortgage loan, and this may extend the resolution process. At June 30, 2016, we held $952.1 million in fair value of nonperforming mortgage loans and $299.5 million in carrying value of REO, as compared to $1.2 billion in fair value of nonperforming mortgage loans and $341.8 million in carrying value of REO at December 31, 2015.

During the quarter and six months ended June 30, 2016, we incurred interest expense totaling $36.6 million and $68.6 million, respectively, as compared to $29.7 million and $55.5 million during the quarter and six months ended June 30, 2015, respectively. Our interest cost on interest bearing liabilities was 3.23% and 3.20% for the quarter and six months ended June 30, 2016 and 2.96% and 2.91% for the quarter and six months ended June 30, 2015, respectively. The increase in interest expense reflects higher borrowing costs associated with funding investments in MSRs and ESS in the quarter and six months ended June 30, 2016, as compared to the quarter and six months ended June 30, 2015.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Cash loss:
Mortgage loans	$(18,461)	$(51,218)	$(21,480)	$(58,762)
Hedging activities	(29,118)	18,713	(61,694)	6,186
	(47,579)	(32,505)	(83,174)	(52,576)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	60,109	32,176	96,271	59,636
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loan sales	(650)	(1,419)	(1,221)	(2,344)
Adjustment to previously recorded amount due to change in estimate	—	—	1,724	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	7,423	(8,481)	12,111	(5,927)
Mortgage loans	5,015	14,551	11,752	18,277
Hedging derivatives	(92)	6,853	1,812	4,269
	12,346	12,923	25,675	16,619
	$24,226	$11,175	$39,275	$21,335
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$5,356,013	$3,693,398	$8,729,745	$6,681,133
UPB	$5,174,019	$3,579,078	$8,433,382	$6,469,209

	June 30, 2016	December 31, 2015
	(in thousands)
Fair value of mortgage loans acquired for sale held at period end:
Conventional mortgage loans	$824,336	$595,560
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	619,008	669,288
Commercial mortgage loans	12,132	14,590
Mortgage loans repurchased pursuant to representations and warranties	5,553	4,357
	$1,461,029	$1,283,795

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The increase in gain on mortgage loans acquired for sale during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015 was due to an increase in mortgage loan volume and higher margins, both of which were driven by an increased market size and larger customer base.

Provision for Losses on Representations and Warranties

We provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties to the purchasers. Our agreements with the purchasers include representations and warranties related to the mortgage loans we sell. The representations and warranties require adherence to purchaser and issuer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$5,239	$4,008	$5,566	$3,644
New indemnifications	—	1,582	—	1,946
Less:
Indemnified mortgage loans repurchased	—	—	—	—
Indemnified mortgage loans repaid or refinanced	—	199	327	199
Mortgage loans indemnified by PMT at end of period	$5,239	$5,391	$5,239	$5,391
Deposits received from correspondent lenders collateralizing prospective indemnification losses	$645	$972	$645	$972
Repurchase activity:
Total UPB of mortgage loans repurchased by PMT	$2,808	$5,264	$6,350	$13,096
Less:
UPB of mortgage loans repurchased by correspondent lenders	3,561	5,986	3,269	11,084
UPB of mortgage loans repaid by borrowers	19	—	1,678	—
UPB of mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$(772)	$(722)	$1,403	$2,012
Net losses (recoveries) charged (credited) to liability for representations and warranties	$104	$84	$410	$(128)
At end of period:
UPB of mortgage loans subject to representations and warranties	$46,339,653	$37,431,575
Liability for representations and warranties	$19,258	$16,714

During the quarter and six months ended June 30, 2016, we repurchased mortgage loans with UPBs totaling $2.8 million and $6.4 million and recorded net losses charged to the liability for representations and warranties of $104,000 and $410,000, respectively, as compared to repurchases of $5.3 million and $13.1 million and net losses of $84,000 and net recoveries of $128,000 during the same periods in 2015. The losses we have recorded to date have been moderated by our ability to in turn recover most of the losses inherent in the repurchased mortgage loans from the selling correspondent lenders. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses to increase.

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

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and results of operations. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $1.7 million reduction to previously recorded liabilities for representations and warranties during the six months ended June 30, 2016 due to our experience with the class of mortgages subject to the adjustment.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of mortgage loans from those lenders. The increase in fees during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015 is reflective of the increase in the volume of mortgage loans we purchased during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015.

Net (Loss) Gain on Investments

Net (loss) gain on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net (loss) gain on investments:
From non-affiliates:
Mortgage-backed securities	$4,332	$(6,702)	$9,431	$(5,186)
Mortgage loans at fair value	(13,463)	30,068	932	47,254
Mortgage loans held in a VIE	(48)	(12,077)	8,347	(10,277)
CRT Agreements	7,764	—	3,621	—
Asset-backed financings of a VIE at fair value	890	3,991	(8,963)	3,222
Hedging derivatives	862	(1,255)	698	(11,294)
	337	14,025	14,066	23,719
From PFSI—ESS	(15,824)	8,589	(33,451)	2,342
	$(15,487)	$22,614	$(19,385)	$26,061

The decrease in net gain on investments during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, was caused by losses in our interest rate sensitive investments, primarily our ESS, due to the effect of decreasing mortgage interest rates during the first half of 2016; and losses in our credit-sensitive investments, primarily our mortgage loans at fair value, which reflects the reduced cash flow expectations relating to certain of our nonperforming loans during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015. The reduced cash flow expectations largely result from expectations for longer liquidation periods with the attendant increased collection costs during the collection period and a reduced present value of the expected liquidation proceeds as well as lower expected home price appreciation for certain mortgage loans. These reduced gains were partially offset by gains in our MBS from the effect of decreasing interest rates during the first half of 2016, reduced hedging costs during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, and gains from our CRT Agreements.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2016, we recognized net valuation gains on MBS of $4.3 million and $9.4 million, respectively, as compared to net valuation losses of $6.7 million and $5.2 million for the quarter and six months ended June 30, 2015, respectively. The gains we recorded reflect the effects of decreasing mortgage interest rates during the first half of 2016, which favorably impacts the fair value of our investment in MBS.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $15.8 million and $33.5 million for the quarter and six months ended June 30, 2016, respectively, as compared to fair value gains of $8.6 million and $2.3 million for the quarter and six months ended June 30, 2015, respectively. Mortgage interest rates declined during the first half of 2016 causing our estimate of future prepayments to increase as compared to the same periods in 2015, resulting in a decrease in fair value. The effect of this decrease in fair value was compounded by growth in our investment in ESS as our average investment in ESS increased from $311.6 million and $255.9 million for the quarter and six months ended June 30, 2015, respectively, to $318.1 million and $348.3 million for the quarter and six months ended June 30, 2016.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Valuation changes:
Performing loans	$(8,356)	$3,308	$(3,472)	$16,068
Nonperforming loans	(5,919)	23,867	2,044	26,534
	(14,275)	27,175	(1,428)	42,602
Gain on payoffs	1,208	2,628	2,757	4,671
(Loss) gain on sales	(396)	265	(397)	(19)
	$(13,463)	$30,068	$932	$47,254
Average portfolio balance	$1,791,429	$2,295,807	$1,925,605	$2,303,080
Number of mortgage loans relating to gain recognized on payoffs	138	331	244	482
UPB of mortgage loans relating to gain recognized on payoffs	$43,645	$70,677	$69,918	$120,565
Number of mortgage loans relating to loss recognized on sales	1,552	8	1,552	39
UPB of mortgage loans relating to loss recognized on sales	$419,435	$1,005	$418,935	$3,154

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $14.3 million and $1.4 million in the quarter and six months ended June 30, 2016, respectively, as compared to gains of $27.2 million and $42.6 million for the same periods in 2015. Cash is generated when mortgage loans are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan, and the interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will impact its future value. During the quarter and six months ended June 30, 2016, we capitalized interest totaling $16.4 million and $39.7 million, respectively, as compared to $9.9 million and $20.1 million for the quarter and six months ended June 30, 2015.

During the quarter and six months ended June 30, 2016, our gains from performing mortgage loans decreased as significantly more interest was capitalized as compared to the same periods in 2015, resulting in reduced gains on such mortgage loans. Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Gains on nonperforming mortgage loans decreased during the quarter and six months ended June 30, 2016 as compared to the same periods in 2015 as our expectations of future cash flows relating to certain of these mortgage loans decreased due to our expectations of longer liquidation periods and related ongoing collection and carrying costs than originally anticipated.

We recognize valuation gains to reflect the commitment price of the mortgage loans subject to the sale at the time we enter into the commitment to sell such mortgage loans. Therefore, the computation of the valuation gains includes the expected proceeds from pending mortgage loan sales at period end and the gain recognized on sale of mortgage loans reflects the difference between proceeds from sale of the mortgage loans and the commitment price of sale.

There can be no assurance that sale of mortgage loans at fair value will continue to be a reliable means of liquidating reperforming mortgage assets in the future. We continue to monitor and explore the market for mortgage loan sales or securitizations backed by reperforming and modified mortgage loans as a means of recovering our investment in such mortgage loans.

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	174	$46,869	129	$33,588	393	$103,798	278	$67,266
Term extension	271	$73,484	168	$42,791	606	$166,274	337	$83,475
Capitalization of interest and fees	295	$80,237	208	$54,733	647	$177,967	404	$100,986
Principal forbearance	101	$28,100	52	$16,484	192	$56,995	96	$29,629
Principal reduction	177	$52,021	100	$25,854	386	$112,830	198	$49,545
Total (1)	295	$80,237	208	$54,733	647	$177,967	404	$100,986
Defaults of mortgage loans modified in the prior year period		$2,469		$4,611		$7,236		$17,849
As a percentage of balance of loans before modification		6%		4%		14%		9%
Defaults during the period of mortgage loans modified since acquisitions (3)		$14,675		$12,216		$51,363		$48,632
As a percentage of balance of loans before modification		4%		3%		15%		10%
Repayments and sales of mortgage loans modified in the prior year period		$417		$1,467		$25,643		$2,907
As a percentage of balance of loans before modification		1%		1%		26%		1%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended June 30,				Six months ended June 30,
	2016		2015		2016		2015
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$272	$290	$263	$278	$275	$293	$250	$262
Remaining term (months)	342	450	334	426	334	449	326	426
Interest rate	4.62%	3.42%	4.94%	3.39%	4.80%	3.60%	5.20%	3.45%
Forbeared principal	$17	$18	$—	$13	$17	$18	$—	$11

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

Net loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Servicing fees (1)	$31,578	$25,887	$60,450	$48,516
MSR recapture fee from PFSI	311	—	440	—
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(15,531)	(9,988)	(29,818)	(19,580)
(Provision for) reversal of impairment	(23,170)	7,082	(40,876)	703
Gain on sale	11	—	11	83
Carried at fair value—change in fair value	(4,941)	6,306	(16,356)	(3,510)
Gains (losses) on hedging derivatives	27,433	(16,270)	57,394	(5,193)
	(16,198)	(12,870)	(29,645)	(27,497)
Net loan servicing fees	$15,691	$13,017	$31,245	$21,019
Average servicing portfolio	$45,647,524	$35,742,835	$44,531,795	$35,215,677

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net loan servicing fees increased $2.7 million, or 21%, and $10.2 million, or 49%, during the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase was primarily due to a $5.7 million, or 22%, and an $11.9 million, or 25%, increase in servicing fees for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, partially offset by a $3.3 million and $2.1 million increase in the effect of MSRs on net loan servicing fees.

The increase in servicing fees is attributable to a 28% and a 26% increase in the average size of our servicing portfolio measured in UPB for the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. The increase in the effect of MSRs on net loan servicing fees was primarily a result of an increase in amortization and changes in fair value from the realization of cash flows that result from the growth in our average servicing portfolios and an increase in the provision for impairment as a result of the effect of a reduction in interest rates on the expected life of the mortgage loans subject to MSRs during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, partially offset by an increase in gains from hedging derivatives.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during the quarter and six months ended June 30, 2016 of $311,000 and $440,000, respectively, and we did not recognize MSR recapture income during the quarter and six months ended June 30, 2015.

Amortization, impairment and changes in fair value of MSRs have a significant effect on net mortgage loan servicing fees, driven primarily by our monthly re-estimation of the fair value of MSRs. As our investment in MSRs grows, we expect that the effect of amortization, impairment and changes in fair value will have an increasing influence on our net income.

We have identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Our accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by mortgage loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	June 30, 2016	December 31, 2015
	(in thousands)
MSRs carried at fair value	$57,977	$66,584
MSR carried at lower of amortized cost or fair value:
Amortized cost	$465,301	$404,101
Valuation allowance	(51,820)	(10,944)
Carrying value	$413,481	$393,157
Fair value	$417,094	$424,154
Total MSR:
Carrying value	$471,458	$459,741
Fair value	$475,071	$490,738
UPB of mortgage loans underlying MSRs	$47,087,431	$42,300,338
Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	25	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.9%	3.9%
MSRs carried at fair value	4.7%	4.7%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2016, we recorded net losses of $2.6 million and $8.6 million, respectively, as compared to $1.8 million and $7.6 million for the same periods in 2015, respectively, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$70,665	$62,121	$135,573	$128,097
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(7,283)	(6,606)	(17,928)	(18,006)
Gain on sale, net	4,718	4,800	9,327	10,368
	$(2,565)	$(1,806)	$(8,601)	$(7,638)
Number of properties sold	416	359	792	845
Average carrying value of REO	$309,217	$317,324	$323,342	$314,489
Period end:
Carrying value	$299,458	$325,822
Number of properties in inventory	1,324	1,681

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$19,111	$15,333	$32,046	$28,199
Mortgage loan servicing fees	16,427	12,136	27,880	22,806
Management fees	5,199	5,779	10,551	12,782
Mortgage loan collection and liquidation	4,290	3,182	6,504	4,627
Professional services	2,011	1,662	4,304	3,490
Compensation	2,224	1,389	3,513	4,198
Other (1)	6,515	5,196	12,151	10,052
	$55,777	$44,677	$96,949	$86,154

(1)

For the quarter ended June 30, 2015, in accordance with the terms of our management agreement, PCM provided to us a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to us. On December 15, 2015, the Operating Partnership amended its management agreement to provide that the overhead costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) our shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

Expenses increased $11.1 million, or 25%, and $10.8 million, or 13%, during the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to higher mortgage loan fulfillment fees from an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, higher mortgage loan servicing fees reflecting higher activity-based servicing fees relating to mortgage loan sales and liquidations, and higher mortgage loan collection and liquidation expenses from increased litigation and other foreclosure costs on distressed mortgage loans.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Fulfillment fee expense	$19,111	$15,333	$32,046	$28,199
UPB of mortgage loans fulfilled by PLS	$5,174,019	$3,579,078	$8,433,383	$6,469,210
Average fulfillment fee rate (in basis points)	37	43	38	44

The increase in loan fulfillment fees of $3.8 million during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015 is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to contractual discretionary reductions in the fulfillment fee by PFSI to facilitate our successful completion of certain mortgage loan sale transactions.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees increased by $4.3 million and $5.1 million during the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio. The increase in mortgage loan servicing fees reflects the increase in activity-based fees on distressed mortgage loans of $5.4 million and $6.0 million during the quarter and six months ended June 30, 2016, respectively, as compared to the same period in 2015. These increases were partially offset by a decrease in our average investment in distressed mortgage loans at fair value of $504.4 million and $377.5 million during the quarter and six months ended June 30, 2016, respectively, as compared to the same period in 2015.

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$79	$42	$135	$68
Activity-based	172	59	287	90
	251	101	422	158
Mortgage loans at fair value:
Distressed mortgage loans
Base	2,908	4,183	6,267	8,215
Activity-based	8,518	3,093	11,967	5,987
	11,426	7,276	18,234	14,202
Mortgage loans held in VIE
Base	51	27	92	57
Activity-based	—	—	—	—
	51	27	92	57
MSRs:
Base	4,583	4,627	8,927	8,253
Activity-based	116	105	205	136
	4,699	4,732	9,132	8,389
	$16,427	$12,136	$27,880	$22,806
Average investment in:
Mortgage loans acquired for sale at fair value	$1,422,945	$1,014,883	$1,170,720	$887,660
Mortgage loans at fair value:
Distressed mortgage loans	$1,791,429	$2,295,807	$1,925,605	$2,303,080
Mortgage loans held in a VIE	$437,542	$504,309	$446,013	$514,879
Average mortgage loan servicing portfolio	$45,647,524	$35,742,835	$44,531,795	$35,215,677

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Base	$5,199	$5,709	$10,551	$11,439
Performance incentive	—	70	—	1,343
	$5,199	$5,779	$10,551	$12,782

Management fees decreased by $580,000 and $2.2 million during the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to the decrease in our shareholders’ equity, which is the basis for the calculation of our base management fee, as a result of our share repurchases and dividend distributions.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional Services

Professional service expense increased $349,000 and $814,000 during the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, primarily due to an increase in expenses for audit fees and tax compliance consulting costs.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses increased $1.1 million and $1.9 million during the quarter and six months ended June 30, 2016, respectively, as compared to the same periods in 2015, due to increased legal and other foreclosure costs on distressed mortgage loans. As distressed mortgage loans continue to season, we expect to incur increased costs related to the ongoing preservation of our interests in such mortgage loans.

Compensation

Compensation expense increased by $835,000 during the quarter ended June 30, 2016, as compared to the same period in 2015, primarily due to increased share-based compensation expense, reflecting the effects of the grant of awards under our share-based compensation plan during February 2016. Compensation expense decreased $685,000 during the six months ended June 30, 2016, as compared to the same period in 2015, primarily due to decreased share-based compensation expense, reflecting the effects of our decreasing share price on the portion of our restricted share unit grants that are accounted for using variable accounting.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Common overhead allocation from PFSI (1)	$2,434	$2,546	$4,996	$4,937
Mortgage loan origination	1,557	1,176	2,678	2,129
Real estate held for investment	930	—	1,487	—
Technology	332	311	766	603
Insurance	316	302	634	675
Other	946	861	1,590	1,708
	$6,515	$5,196	$12,151	$10,052

(1)

For the quarter ended June 30, 2015, in accordance with the terms of our management agreement, PCM provided to us a discretionary waiver of $700,000 of overhead expenses that otherwise would have been allocable to us. On December 15, 2015, the Operating Partnership amended its management agreement to provide that the overhead costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) our shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

Other expenses increased during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, by $1.3 million and $2.1 million, respectively, primarily due to higher expenses incurred in the management of our real estate held for investment and higher loan origination expenses, reflecting increased mortgage loan production volume.

Income Taxes

We have elected to treat PMC as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

Our effective tax rate was 35.4% and (219.8)% for the quarter and six months ended June 30, 2016 and (11.9)% and (67.3)% for the quarter and six months ended June 30, 2015, respectively. Our taxable REIT subsidiary recognized tax benefits of $3.7 million and $6.1 million on losses of $9.3 million and $15.3 million while our consolidated pretax loss was $8.2 million and pretax income was $2.9 million for the quarter and six months ended June 30, 2016, respectively. For the same periods in 2015, the taxable REIT subsidiary recognized a tax benefit of $1.1 million and $12.9 million on losses of $2.6 million and $31.3 million while our reported consolidated pretax income was $25.1 million and $21.3 million, respectively. The relative values between the tax benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2016	2015
	(in thousands)
Assets
Cash	$95,705	$58,108
Investments:
Short-term investments	16,877	41,865
Mortgage-backed securities	531,612	322,473
Mortgage loans acquired for sale at fair value	1,461,029	1,283,795
Mortgage loans at fair value	2,035,997	2,555,788
ESS	294,551	412,425
Derivative assets	35,007	10,085
Real estate acquired in settlement of loans	299,458	341,846
Real estate held for investment	20,662	8,796
MSRs	471,458	459,741
	5,166,651	5,436,814
Deposits securing CRT Agreements	338,812	147,000
Other	166,394	185,002
Total assets	$5,767,562	$5,826,924
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,372,026	$3,128,780
FHLB advances	—	183,000
Notes payable	163,976	236,015
Asset-backed financing of a VIE at fair value	325,939	247,690
Exchangeable Notes	245,564	245,054
Note payable to PFSI	150,000	150,000
	4,257,505	4,190,539
Other	149,230	140,272
Total liabilities	4,406,735	4,330,811
Shareholders’ equity	1,360,827	1,496,113
Total liabilities and shareholders’ equity	$5,767,562	$5,826,924

Total assets decreased by approximately $59.4 million, or 1%, during the period from December 31, 2015 through June 30, 2016, primarily due to a $519.8 million decrease in mortgage loans at fair value, a $117.9 million decrease in ESS, and a $42.4 million decrease in REO, partially offset by a $177.2 million increase in mortgage loans acquired for sale at fair value, a $209.1 million increase in MBS, a $191.8 million increase in deposits securing CRT Agreements and a $12.6 million increase in cash and short-term investments.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$9,956,586	$8,761,085	$16,732,075	$14,139,919
Agency-eligible	5,353,197	3,666,578	8,720,051	6,593,996
Jumbo	2,815	26,820	9,694	87,137
Commercial mortgage loans	1,346	—	6,061	—
	$15,313,944	$12,454,483	$25,467,881	$20,821,052
UPB of correspondent mortgage loan purchases	$14,608,669	$11,895,426	$24,295,892	$19,895,426
Gain on mortgage loans acquired for sale	$24,226	$11,175	$39,275	$21,335
Fair value of correspondent loans in inventory at period end pending sale to:
PFSI	$619,008	$830,330
Non-affiliates	842,021	1,383,544
	$1,461,029	$2,213,874

During the quarter and six months ended June 30, 2016, we purchased for sale $15.3 billion and $25.5 billion in fair value of correspondent production loans, respectively, as compared to $12.5 billion and $20.8 billion in fair value of correspondent production loans during the quarter and six months ended June 30, 2015, respectively. The increase in correspondent purchases during the quarter and six months ended June 30, 2016, as compared to the same periods in 2015, is a result of a favorable interest rate environment and continued growth in our correspondent production seller network.

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

Investment Portfolio

Following is a summary of our acquisitions of mortgage-related investments other than correspondent production acquisitions as shown in the preceding table:

	Quarter ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(in thousands)
MBS	$199,223	$—	$249,925	$25,129
Distressed mortgage loans—nonperforming (1)	—	—	—	241,981
Deposits of restricted cash relating to CRT Agreements	126,031	—	192,737	—
MSRs received in mortgage loan sales	60,109	32,176	96,271	59,636
ESS purchased from PFSI	—	140,875	—	187,287
	$385,363	$173,051	$538,933	$514,033

(1)	Performance status as of the date of acquisition.

Our acquisitions during the quarter and six months ended June 30, 2016 and 2015 were financed through the use of a combination of proceeds from liquidations of existing investments and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our Agency and non-Agency prime jumbo MBS holdings:

	June 30, 2016					December 31, 2015
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Freddie Mac	$146,250	$138,577	4.9	3.5%	2.1%	$154,697	$150,099	7.4	3.5%	3.0%
Fannie Mae	317,558	300,476	4.7	3.5%	2.1%	70,453	68,215	7.4	3.5%	3.0%
	463,808	439,053				225,150	218,314
Non-Agency prime jumbo	67,804	66,183	2.6	3.7%	2.6%	97,323	98,337	4.9	3.5%	3.6%
	$531,612	$505,236				$322,473	$316,651

Distressed Mortgage Loans

The relationship of the fair value of our distressed mortgage loans at fair value to the underlying real estate collateral is summarized below:

	June 30, 2016		December 31, 2015
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$656,762	$873,422	$877,438	$1,134,560
Nonperforming loans	952,144	1,314,229	1,222,956	1,702,548
	$1,608,906	$2,187,651	$2,100,394	$2,837,108

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

The collateral values summarized above are estimated and may change over time due to various factors including our level of access to the properties securing the loans, changes in the real estate market or the condition of individual properties. The collateral values presented do not include any costs that would typically be incurred in obtaining the property in settlement of the mortgage loan, readying the property for sale, holding the property while it is being marketed or in the sale of a property.

Following is a summary of the distribution of our mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$313,064	48%	4.17%	$360,762	38%	5.56%	$417,658	48%	4.35%	$481,325	39%	5.62%
ARM/Hybrid	109,773	17%	3.51%	544,029	57%	4.87%	160,051	18%	3.33%	696,802	57%	4.80%
Interest rate step-up	233,925	35%	2.47%	47,352	5%	2.29%	299,569	34%	2.28%	44,829	4%	2.25%
Balloon	—	—	—	—	0%	—	160	0%	1.97%	—	0%	0.00%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$656,000	100%	3.42%	$952,008	100%	4.97%	$876,748	100%	3.43%	$1,222,816	100%	5.01%
2nd lien	762	0%	4.08%	135	0%	8.56%	690	0%	4.28%	140	0%	8.47%
Unsecured	—	0%	0.00%	—	0%	0.01%	—	0%	0.00%	—	0%	0.00%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$515,710	79%	3.49%	$512,350	54%	4.96%	$685,801	78%	3.49%	$666,257	55%	4.99%
Investment property	139,797	21%	3.19%	439,108	46%	5.00%	188,659	22%	3.20%	555,531	45%	5.03%
Other	1,255	0%	4.07%	686	0%	6.07%	2,978	0%	4.17%	1,168	0%	5.69%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$29	0%	1.98%	$—	0%	0%	$55	0%	3.18%	$—	0%	0.00%
12 - 35 months	21,193	3%	4.29%	—	0%	1.09%	24,331	3%	4.24%	—	0%	0.00%
36 - 59 months	1,393	0%	4.08%	91	0%	3.57%	4,131	0%	3.22%	2,083	0%	3.43%
60 months or more	634,146	97%	3.40%	952,053	100%	4.98%	848,921	97%	3.41%	1,220,873	100%	5.01%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$158,886	24%	3.68%	$161,616	17%	4.87%	$200,856	23%	3.77%	$203,493	17%	5.01%
600-649	129,890	20%	3.48%	178,243	19%	4.81%	158,654	18%	3.58%	237,879	19%	4.88%
650-699	164,063	25%	3.28%	293,424	31%	5.02%	216,648	25%	3.33%	370,178	30%	5.03%
700-749	144,106	22%	3.25%	237,141	25%	5.12%	210,329	24%	3.15%	301,417	25%	5.09%
750 or greater	59,817	9%	3.43%	81,720	8%	5.04%	90,951	10%	3.24%	109,989	9%	5.06%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Current loan-to-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$225,085	34%	4.07%	$281,945	30%	5.14%	$250,154	29%	4.09%	$309,945	25%	5.07%
80% - 99.99%	156,747	24%	3.60%	269,082	28%	4.86%	225,574	26%	3.53%	317,076	26%	4.91%
100% - 119.99%	124,075	19%	3.23%	206,969	22%	4.93%	190,336	22%	3.26%	291,866	24%	5.07%
120% or greater	150,855	23%	2.83%	194,146	20%	4.99%	211,374	23%	2.97%	304,069	25%	5.00%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$173,264	26%	3.36%	$146,354	15%	3.98%	$260,103	30%	3.20%	$201,717	16%	4.06%
New York	85,338	13%	3.09%	252,381	27%	5.55%	99,081	11%	3.07%	293,277	24%	5.58%
Florida	44,474	7%	3.06%	101,544	11%	5.25%	61,999	7%	3.15%	126,705	10%	5.43%
New Jersey	39,140	6%	2.83%	131,695	14%	5.11%	47,939	5%	2.84%	167,020	14%	5.25%
Other	314,546	48%	3.86%	320,170	33%	5.02%	408,316	47%	4.08%	434,237	36%	4.86%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	June 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$512,553	78%	3.38%	$—	0%	0.00%	$691,925	79%	3.34%	$—	0%	0.00%
30 days delinquent	100,301	15%	3.52%	—	0%	0.00%	131,098	15%	3.73%	—	0%	0.00%
60 days delinquent	43,908	7%	3.67%	—	0%	0.00%	54,415	6%	3.78%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	363,328	38%	4.46%	—	0%	0.00%	459,060	38%	4.48%
In foreclosure	—	0%	0.00%	588,816	62%	5.31%	—	0%	0.00%	763,896	62%	5.33%
	$656,762	100%	3.43%	$952,144	100%	4.98%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

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

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	June 30, 2016	December 31, 2015
Discount rate
Range	2.5% – 15.0%	2.5% – 15.0%
Weighted average	6.7%	7.1%
Twelve-month projected housing price index change
Range	2.7% – 5.2%	1.5% – 5.1%
Weighted average	4.0%	3.6%
Prepayment speed (1)
Range	0.1% – 13.7%	0.1% – 9.6%
Weighted average	3.9%	3.7%
Total prepayment speed (2)
Range	0.7% – 25.4%	0.5% – 27.2%
Weighted average	19.0%	19.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.1% at December 31, 2015 to 6.7% at June 30, 2016 as lower estimates of recoveries in the resolution of the distressed portfolios reduced yield expectations.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.6% at December 31, 2015 to 4.0% at June 30, 2016, due to improved forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased from 19.6% at December 31, 2015 to 19.0% at June 30, 2016 due to our projections of longer liquidation periods for certain of our mortgage loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	June 30, 2016		December 31, 2015
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$219,868	73%	$249,340	73%
Planned unit development	47,511	16%	54,404	16%
Condominium/Townhome/Co-op	31,595	11%	35,593	10%
5+ dwelling units	484	0%	2,509	1%
	$299,458	100%	$341,846	100%

	June 30, 2016		December 31, 2015
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
California	$61,852	21%	$76,222	22%
New Jersey	46,370	16%	36,394	11%
New York	40,473	14%	27,300	8%
Florida	39,739	13%	58,924	17%
Maryland	19,737	7%	30,763	9%
Illinois	16,292	5%	21,029	6%
Other	74,995	25%	91,214	27%
	$299,458	100%	$341,846	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$310.2	$255.9	$330.8	$263.9	$37.9	$27.9	$439.0	$276.9
Pool factor (1)	1.00	0.82	1.00	0.80	1.00	0.74	1.00	0.63
Collection status:
Delinquency
Current	1.8%	23.8%	1.6%	34.7%	0.7%	43.7%	6.2%	16.3%
30 days	0.3%	1.4%	1.6%	4.8%	0.6%	4.2%	0.7%	3.4%
60 days	0.1%	1.6%	7.1%	2.5%	1.4%	3.4%	0.7%	1.1%
over 90 days	66.7%	22.0%	52.7%	19.1%	59.0%	18.2%	37.5%	17.5%
In foreclosure	31.1%	34.7%	36.9%	28.2%	38.2%	13.6%	53.8%	44.3%
REO	0.0%	16.5%	0.0%	10.7%	0.0%	16.9%	1.1%	17.4%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$507.3	$323.8	$929.5	$460.8	$397.3	$195.1	$366.2	$120.2
Pool factor (1)	1.00	0.64	1.00	0.50	1.00	0.49	1.00	0.33
Collection status:
Delinquency
Current	1.4%	13.5%	0.8%	19.5%	4.8%	29.0%	1.6%	39.0%
30 days	0.2%	2.0%	0.3%	3.4%	7.4%	7.4%	1.5%	11.2%
60 days	0.0%	0.8%	0.7%	2.2%	7.6%	5.7%	3.5%	5.0%
over 90 days	38.3%	20.2%	58.6%	20.3%	45.3%	17.3%	82.2%	19.6%
In foreclosure	60.0%	40.9%	39.6%	31.3%	34.9%	22.8%	11.2%	13.5%
REO	0.0%	22.6%	0.0%	23.3%	0.0%	17.8%	0.0%	11.6%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$290.3	$102.6	$357.2	$105.4	$402.5	$93.5	$49.0	$18.5
Pool factor (1)	1.00	0.35	1.00	0.30	1.00	0.23	1.00	0.38
Collection status:
Delinquency
Current	3.1%	35.8%	0.0%	23.8%	45.0%	35.3%	0.2%	40.2%
30 days	1.3%	8.6%	0.0%	2.4%	4.0%	10.4%	0.1%	4.9%
60 days	5.4%	4.2%	0.1%	1.4%	4.3%	4.5%	0.2%	0.7%
over 90 days	57.8%	18.9%	49.1%	19.2%	31.3%	21.8%	70.4%	23.5%
In foreclosure	32.4%	16.0%	50.8%	31.4%	15.3%	21.7%	29.0%	21.5%
REO	0.0%	16.5%	0.0%	21.9%	0.1%	6.2%	0.0%	9.2%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$542.6	$97.3	$259.8	$58.8	$515.1	$108.8	$277.8	$37.7
Pool factor (1)	1.00	0.18	1.00	0.23	1.00	0.21	1.00	0.14
Collection status:
Delinquency
Current	0.6%	28.8%	11.5%	29.4%	2.0%	25.6%	5.0%	36.9%
30 days	1.3%	8.0%	6.5%	7.9%	1.9%	4.5%	4.0%	11.7%
60 days	2.0%	2.5%	5.2%	3.9%	3.9%	2.6%	5.1%	3.2%
over 90 days	22.6%	19.1%	31.2%	21.8%	25.9%	18.8%	26.8%	14.6%
In foreclosure	73.0%	26.8%	43.9%	25.3%	66.3%	34.7%	59.1%	17.7%
REO	0.4%	14.8%	1.7%	11.8%	0.0%	13.8%	0.0%	16.0%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	June 30,	At	June 30,	At	June 30,
	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$146.2	$16.4	$195.5	$23.4	$182.7	$24.5
Pool factor (1)	1.00	0.11	1.00	0.12	1.00	0.13
Collection status:
Delinquency
Current	1.2%	36.9%	5.1%	27.8%	6.2%	26.3%
30 days	0.4%	12.8%	2.0%	12.4%	1.6%	13.6%
60 days	1.3%	5.4%	4.1%	1.6%	5.8%	3.6%
over 90 days	38.2%	16.4%	42.8%	17.0%	37.8%	20.1%
In foreclosure	58.9%	19.2%	45.9%	33.9%	46.4%	21.1%
REO	0.0%	9.3%	0.0%	7.3%	2.3%	15.3%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the six months ended June 30, 2016 and 2015 are summarized below:

	Quarter ended June 30,
	2016	2015	Change
	(in thousands)
Operating activities	$(178,359)	$(1,660,413)	$1,482,054
Investing activities	315,189	(46,706)	361,895
Financing activities	(99,233)	1,745,431	(1,844,664)
Net cash flows	$37,597	$38,312	$(715)

Our cash flows resulted in a net increase in cash of $37.6 million during the six months ended June 30, 2016, as discussed below.

Operating activities

Cash used by operating activities totaled $178.4 million during the six months ended June 30, 2016, as compared to cash used by operating activities of $1.7 billion during the six months ended June 30, 2015. The decrease in cash flows used by operating activities is primarily due to the slower growth of our inventory of mortgage loans acquired for sale during the six months ended June 30, 2016, as compared to the same period in 2015.

Investing activities

Net cash provided by our investing activities was $315.2 million for the six months ended June 30, 2016, as compared to cash used by investing activities of $46.7 million for the six months ended June 30, 2015. The increase in cash flows from investing activities reflects higher investment acquisitions during the first quarter of 2015 from the purchase of distressed mortgage loans and ESS of $429.3, as compared to no acquisitions of distressed mortgage loans or ESS during the same period in 2016, and a higher realization of proceeds from sales and repayments on our investments, which exceeded our investment in CRT Agreements, during the six months ended June 30, 2016, as compared to the same period in 2015. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, and sales of REO totaling $681.5 million. We used cash to purchase MBS of $249.9 million and increased deposits of cash collateral securing CRT Agreements transactions by $192.7 million.

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

Financing activities

Net cash used by financing activities was $99.2 million for the six months ended June 30, 2016, as compared to cash provided of $1.7 billion for the six months ended June 30, 2015. During the six months ended June 30, 2016, we (i) financed lower amounts of assets sold under agreements to repurchase from a lower balance of mortgage loans at fair value; (ii) repaid all outstanding debt obligations with the Federal Home Loan Bank; and (iii) repurchased common shares under our share repurchase program. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing that may be required to provide us with future investing capacity.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements and notes payable. We also previously made collateralized borrowings in the form of borrowings under forward purchase agreements and advances from the Federal Home Loan Bank of Des Moines. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing (including newly purchased jumbo mortgage loans), nonperforming and/or reperforming mortgage loans.

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

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2016	2015	2016	2015
	(in thousands)
Average balance outstanding	$3,268,774	$3,172,806	$3,033,038	$3,061,923
Maximum daily balance outstanding	$4,331,706	$3,511,918	$4,402,724	$3,842,167
Ending balance	$3,275,691	$3,500,569

The difference between the maximum and average daily amounts outstanding is primarily due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $4.5 billion at June 30, 2016.

As of June 30, 2016 and December 31, 2015, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and deposits securing CRT Agreements with sales under agreements to repurchase, notes payable, asset-backed financing and a mortgage loan participation and sale agreement. We also financed certain of our investments as of December 31, 2015 with FHLB advances, as follows:

	June 30, 2016	December 31, 2015
	(dollars in thousands)
Assets financed	$5,265,241	$5,231,476
Total assets in classes of assets financed	$5,432,917	$5,376,068
Secured borrowings (1)	$4,013,104	$3,947,033
Percentage of invested assets pledged	97%	97%
Advance rate against pledged assets	76%	75%
Leverage ratio (2)	3.13x	2.81x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at period end.

As discussed above, all of our repurchase agreements, notes payable, and mortgage loan participation and sale agreement have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year and, in one instance, two years.
•	The transactions relating to mortgage loans under mortgage loan participation and sale agreement provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms of approximately one year.

As of June 30, 2016, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of June 30, 2016, we have not entered into any off-balance sheet arrangements or guarantees of off-balance sheet obligations.

Contractual Obligations

As of June 30, 2016, we had contractual obligations aggregating to $6.2 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,658,813	$1,658,813	$—	$—	$—
Assets sold under agreements to repurchase	3,276,854	3,276,854	—	—	—
Mortgage loan participation and sale agreements	96,335	96,335	—	—	—
Notes payable	164,003	164,003	—	—	—
Note payable to PFSI	150,000	150,000	—	—	—
Asset-backed financing of a VIE	325,939	—	—	—	325,939
Exchangeable Notes	250,000	—	—	250,000	—
Interest expense on long term debt	233,571	24,754	48,742	34,216	125,859
Total	$6,155,515	$5,370,759	$48,742	$284,216	$451,798

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of June 30, 2016:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$327,363
JPMorgan Chase & Co.	173,781
Credit Suisse First Boston Mortgage Capital LLC	158,462
Bank of America, N.A.	77,557
Daiwa Capital Markets America Inc.	18,103
Morgan Stanley Bank, N.A.	14,924
BNP Paribas Corporate & Institutional Banking	10,582
Barclays Bank PLC	3,879
Wells Fargo, N.A.	3,070
$787,721

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

Our Manager is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf. Pursuant to the terms of our management agreement, our Manager is entitled to grant discretionary waivers of certain overhead expenses that otherwise would be allocable to us. On December 15, 2015, the Operating Partnership amended its management agreement to provide that the overhead costs and expenses incurred by PFSI in any quarter and reimbursable by the Operating Partnership is capped at an amount equal to the product of (A) 70 basis points (0.0070), multiplied by (B) PMT’s shareholders’ equity (as defined in the management agreement) as of the last day of the month preceding quarter end, divided by four.

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

Servicing Agreement. We have entered into a loan servicing agreement with PLS, pursuant to which PLS provides servicing for our portfolio of residential mortgage loans. The loan servicing provided by PLS includes collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. PLS also engages in certain loan origination activities that include refinancing mortgage loans and financings that facilitate sales of real estate owned properties, or REOs. The term of our servicing agreement, as amended, expires on February 1, 2017, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base servicing fees for distressed whole loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgaged property has become REO. Presently, the base servicing fee rates for distressed whole loans range from $30 per month for current loans up to $125 per month for loans that are in foreclosure. The base servicing fee rate for REO is $75 per month. To the extent that we rent our REO under our REO rental program, we pay PLS an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to PLS’s cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if PLS provides property management services directly. We are also required to reimburse PLS for certain third party vendor fees.

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

In addition, because we do not have any employees or infrastructure, PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, PLS receives a supplemental servicing fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, bona fide reasonable and necessary out-of-pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

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

We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under our MBWS agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at cost, plus accrued interest and a sourcing fee of three basis points in each case on the UPB of the loan, less an administrative fee we collect from the correspondent seller.

In the event that we purchase mortgage loans with a total UPB in any month greater than $2.5 billion and less than $5 billion, PLS has agreed to discount the amount of such fulfillment fees by reimbursing us an amount equal to the product of (i) 0.025%, (ii) the amount of UPB in excess of $2.5 billion and less than or equal to $5 billion, and (iii) the percentage of the total UPB relating to mortgage loans for which we paid fulfillment fees in such month. In the event we purchase mortgage loans with a total UPB in any month greater than $5 billion, PLS has agreed to further discount the amount of fulfillment fees by reimbursing us an amount equal to the product of (i) 0.05%, (ii) the amount of UPB in excess of $5 billion, and (iii) the percentage of total UPB relating to mortgage loans for which we paid fulfillment fees in such month.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per annum, and (ii) in the amount of $35 for each mortgage loan that we acquire thereunder. In consideration for the warehouse services provided by PLS with respect to mortgage loans that we finance for our warehouse lending clients, with respect to each facility, PLS is entitled to fees accruing (i) at a rate equal to $40,000 per annum for each of the first twenty (20) warehouse lending facilities active in any month and $10,000 per annum for each additional warehouse lending facility active in any month, and (ii) in the amount of $50 with respect to each mortgage loan that we finance thereunder. Where we have entered into both an early purchase agreement and a warehouse lending agreement with the same client, PLS shall only be entitled, with respect to any mortgage loan that becomes subject to both such agreements, the applicable warehouse lending fees.

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

On February 29, 2016, the parties terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, PLS reacquired from us all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by PLS to us and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, PLS also reacquired from us all of its right, title and interest in and to all of the Freddie Mac ESS previously sold by PLS to us and then subject to such 12/19/14 Spread Acquisition Agreement. The 12/19/14 Spread Acquisition Agreement remains in full force and effect.

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

Commercial Mortgage Servicing Oversight Agreement. We have also entered into a commercial mortgage servicing oversight agreement with PLS that governs its oversight of the master and/or special servicing performed by third party servicers in connection with certain commercial mortgage loans we acquire. For the oversight services performed under this agreement, we are required to pay PLS a fee equal to 5 basis points per annum based on the UPB of the related commercial mortgage loans for which it provides oversight servicing.

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

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of June 30, 2016, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	1,430,619	1,484,236	1,533,443	1,619,020	1,655,658	1,688,554
Change in fair value:
$	$(147,636)	$(94,019)	$(44,812)	$40,765	$77,403	$110,300
%	(9.4)%	(6.0)%	(2.8)%	2.6%	4.9%	7.0%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of June 30, 2016, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$438,965	$438,461	$437,488	$433,536	$430,046	$421,025
Change in fair value:
$	$3,044	$2,540	$1,567	$(2,385)	$(5,875)	$(14,986)
%	0.7%	0.6%	0.4%	(0.6)%	(1.4)%	(3.4)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$444,346	$430,303	$423,599	$410,782	$404,653	$392,920
Change in fair value:
$	$27,252	$13,209	$6,504	$(6,312)	$(12,441)	$(24,175)
%	6.5%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$458,603	$436,969	$426,825	$407,753	$398,779	$381,851
Change in fair value:
$	$41,508	$19,874	$9,731	$(9,341)	$(18,315)	$(35,243)
%	10.0%	4.8%	2.3%	(2.2)%	(4.4)%	(8.4)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$430,431	$423,763	$420,429	$413,760	$410,426	$403,757
Change in fair value:
$	$13,337	$6,669	$3,334	$(3,334)	$(6,669)	$(13,337)
%	3.2%	1.6%	0.8%	(0.8)%	(1.6)%	(3.2)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of June 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$61,665	$59,763	$58,856	$57,121	$56,292	$54,705
Change in fair value:
$	$3,689	$1,788	$880	$(854)	$(1,683)	$(3,271)
%	6.4%	3.1%	1.5%	(1.5)%	(2.9)%	(5.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$65,897	$61,730	$59,805	$56,236	$54,581	$51,501
Change in fair value:
$	$7,922	$3,754	$1,829	$(1,739)	$(3,395)	$(6,475)
%	13.7%	6.5%	3.2%	(3.0)%	(5.9)%	(11.2)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$60,051	$59,014	$58,495	$57,457	$56,938	$55,900
Change in fair value:
$	$2,076	$1,038	$519	$(519)	$(1,038)	$(2,076)
%	3.6%	1.8%	0.9%	(0.9)%	(1.8)%	(3.6)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2016, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$309,154	$301,676	$298,071	$294,551	$287,757	$281,272
Change in fair value:
$	$14,602	$7,125	$3,520	$(3,437)	$(6,794)	$(13,280)
%	5.0%	2.4%	1.2%	(1.2)%	(2.3)%	(4.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$328,642	$310,782	$302,476	$286,983	$279,751	$266,211
Change in fair value:
$	$34,091	$16,231	$7,925	$(7,568)	$(14,800)	$(28,340)
%	11.6%	5.5%	2.7%	(2.6)%	(5.0)%	(9.6)%

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2016, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter or nine months ended June 30, 2016.

The following table provides information about our common share repurchases during the quarter ended June 30, 2016:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2016 – January 31, 2016	—	$—	—	$183,662
February 1, 2016 – February 29, 2016	3,257,479	$11.90	3,257,479	$144,884
March 1, 2016 – March 31, 2016	1,898,906	$13.53	1,898,906	$119,191
April 1, 2016 – April 30, 2016	100,000	$13.68	100,000	$117,823
May 1, 2016 – May 31, 2016	282,999	$14.91	282,999	$113,604
June 1, 2016 – June 30, 2016	802,520	$15.92	802,520	$100,828
	6,341,904	$13.06	6,341,904	$100,828

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

Exhibit Number	Exhibit Description
10.12	Amendment No. 6 to Second Amended and Restated Flow Servicing Agreement, dated as of June 1, 2016, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

10.13†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.14†

Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed with the SEC on July 24, 2009).

10.15†

Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.16†

Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.17

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

10.19

Amendment Number Two to the Master Repurchase Agreement, dated as of December 8, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.20

Amendment Number Three to the Master Repurchase Agreement, dated as of February 24, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.21

Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.22

Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.23

Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.24

Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.25

Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.26

Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

Exhibit Number	Exhibit Description
10.27

Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A.

and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.28

Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.29

Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

10.30

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

10.32

Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.33

Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.34

Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.35

Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.36

Amendment Number Nineteen to the Master Repurchase Agreement, dated as of July 6, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.37

Amendment Number Twenty to the Master Repurchase Agreement, dated as of September 7, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.38

Amendment Number Twenty-One to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.39

Amendment Number Twenty-Two to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.40

Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.41

Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.42

Amendment and Restated Guaranty, dated as of March 31, 2016, by PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

Exhibit Number	Exhibit Description
10.43

Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.44

Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on
May 30, 2012).

10.45

Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.46

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

10.51

Amendment Number Seven to the Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.52

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

10.56

Amendment Number Twelve to the Master Repurchase Agreement, dated as of September 7, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.57

Amendment Number Thirteen to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.58

Amendment Number Fourteen to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.59	Amendment Number Fifteen to Master Repurchase Agreement, dated as of July 25, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.

Exhibit Number	Exhibit Description

10.60

Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.61

Guaranty, dated as of September 28, 2012, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on October 3, 2012).

10.62

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.63

Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.64

Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.65

Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.66

Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.67

Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.68

Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.69

Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.70

Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.71

Mortgage Banking and Warehouse Services Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.3 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.72

Amendment No. 1 to Mortgage Banking and Warehouse Services Agreement, dated as of March 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.85 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.73

Amendment No. 2 to Mortgage Banking and Warehouse Services Agreement, dated as of August 14, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on August 19, 2013).

10.74

Amendment No. 3 to Mortgage Banking and Warehouse Services Agreement, dated as of December 15, 2015, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 18, 2015).

10.75

MSR Recapture Agreement, dated as of February 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 1.4 of the Company’s Current Report on Form 8-K filed on February 7, 2013).

10.76

Amendment No. 1 to MSR Recapture Agreement, dated as of August 1, 2013, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.103 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Exhibit Description
10.77

Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.78

Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.79

Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.143 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.80

Second Amended and Restated Security and Subordination Agreement, dated as of November 10, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.145 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.81

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

10.83

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

10.85

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

10.87

Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.88

Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.89

Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.90

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.91

Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

Exhibit Number	Exhibit Description
10.92

Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership,

L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.93

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.159 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.94

Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating
Partnership, L.P. (incorporated by reference to Exhibit 10.164 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.95

Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.96

Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.97

Amendment No. 1 to Master Repurchase Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.98

Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.168 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.99

Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.100

Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.101

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

10.102

Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.103

Loan and Security Agreement, dated as of March 31, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.104

Amendment Number One to the Loan and Security Agreement, dated as of May 13, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.145 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.105

Amendment Number Two to the Loan and Security Agreement, dated as of July 6, 2015, between PennyMac Corp. and Citibank, N.A. (incorporated by reference to Exhibit 10.146 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.106	Amendment Number Three to the Loan and Security Agreement, dated as of March 29, 2016, between PennyMac Corp. and Citibank, N.A.

10.107

Guaranty, dated as of March 31, 2015, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2015).

10.108

Loan and Security Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

Exhibit Number	Exhibit Description
10.109

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

10.111

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

10.113	Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.114

Guaranty, dated as of April 30, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.115

Amended and Restated Guaranty, dated as of November 10, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.177 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.116

Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.150 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.117

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.151 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.118

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.152 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.119

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.153 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.120

Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.154 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.121

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

10.123

Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.124

Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.125

Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

Exhibit Number	Exhibit Description

10.126

Master Spread Acquisition and MSR Servicing Agreement, dated as of January 22, 2016, by and between PennyMac Corp. and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.127	Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.128

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

10.129	Amended and Restated Commercial Mortgage Service Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.

31.1	Certification of Stanford L. Kurland pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Anne D. McCallion pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Stanford L. Kurland pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Anne D. McCallion pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 5, 2016	By:	/s/ Stanford L. Kurland
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: August 5, 2016	By:	/s/ Anne D. McCallion
Anne D. McCallion
Chief Financial Officer