Form 10-Q
period 2016-09-30
PennyMac Mortgage Investment Trust
filed 2016-11-04
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2016
Common Shares of Beneficial Interest, $0.01 par value	66,697,286

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2016

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2016	2015
	(in thousands, except share amounts)
ASSETS
Cash	$139,068	$58,108
Short-term investments	33,353	41,865
Mortgage-backed securities at fair value pledged to creditors	708,862	322,473
Mortgage loans acquired for sale at fair value (includes $2,018,292 and $1,268,455 pledged to creditors, respectively)	2,043,453	1,283,795
Mortgage loans at fair value (includes $1,947,425 and $2,201,513 pledged to creditors, respectively)	1,957,117	2,555,788
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure note payable to PennyMac Financial Services, Inc.	280,367	412,425
Derivative assets (includes $8,268 pledged to creditors at September 30, 2016)	44,774	10,085
Real estate acquired in settlement of loans (includes $221,153 and $283,343 pledged to creditors, respectively)	288,348	341,846
Real estate held for investment	25,708	8,796
Mortgage servicing rights pledged to creditors (includes $55,843 and $66,584 carried at fair value, respectively)	524,529	459,741
Servicing advances	78,624	88,010
Deposits securing credit risk transfer agreements (includes $416,163 pledged to creditors at September 30, 2016)	427,677	147,000
Due from PennyMac Financial Services, Inc.	5,776	8,806
Other	61,245	88,186
Total assets	$6,618,901	$5,826,924
LIABILITIES
Assets sold under agreements to repurchase	$4,041,085	$3,128,780
Mortgage loan participation and sale agreements	88,458	—
Federal Home Loan Bank advances	—	183,000
Notes payable	196,132	236,015
Asset-backed financing of a variable interest entity at fair value	384,407	247,690
Exchangeable senior notes	245,824	245,054
Note payable to PennyMac Financial Services, Inc.	150,000	150,000
Interest-only security payable at fair value	1,699	—
Derivative liabilities	1,620	3,157
Accounts payable and accrued liabilities	88,704	64,474
Due to PennyMac Financial Services, Inc.	14,747	18,965
Income taxes payable	36,380	33,505
Liability for losses under representations and warranties	14,927	20,171
Total liabilities	5,263,983	4,330,811
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 67,036,149 and 73,767,435 common shares	671	738
Additional paid-in capital	1,380,502	1,469,722
(Accumulated deficit) retained earnings	(26,255)	25,653
Total shareholders’ equity	1,354,918	1,496,113
Total liabilities and shareholders’ equity	$6,618,901	$5,826,924

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	September 30,	December 31,
	2016	2015
	(in thousands)
ASSETS
Mortgage loans at fair value	$397,740	$455,394
Derivative assets	16,662	593
Deposits securing credit risk transfer agreements	427,677	147,000
Other—interest receivable	1,097	1,447
	$843,176	$604,434
LIABILITIES
Asset-backed financing at fair value	$384,407	$247,690
Interest-only security payable at fair value	1,699	—
Accounts payable and accrued liabilities—interest payable	1,097	724
	$387,203	$248,414

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net investment income
Interest income:
From nonaffiliates	$53,307	$53,412	$146,711	$129,860
From PennyMac Financial Services, Inc.	4,827	8,026	17,555	17,596
	58,134	61,438	164,266	147,456
Interest expense:
To nonaffiliates	38,356	36,471	103,129	91,423
To PennyMac Financial Services, Inc.	1,974	1,289	5,798	1,822
	40,330	37,760	108,927	93,245
Net interest income	17,804	23,678	55,339	54,211
Net gain on mortgage loans acquired for sale	43,858	13,884	83,133	35,219
Mortgage loan origination fees	12,684	9,135	28,104	21,701
Net gain (loss) on investments:
From nonaffiliates	17,103	32,802	31,169	56,521
From PennyMac Financial Services, Inc.	(2,824)	(7,844)	(36,275)	(5,502)
	14,279	24,958	(5,106)	51,019
Net mortgage loan servicing fees	15,761	20,791	47,006	41,810
Results of real estate acquired in settlement of loans	(3,285)	(4,221)	(11,886)	(11,859)
Other	2,225	2,549	6,570	6,095
Net investment income	103,326	90,774	203,160	198,196
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	27,255	17,553	59,301	45,752
Mortgage loan servicing fees	11,039	11,736	38,919	34,542
Management fees	5,025	5,742	15,576	18,524
Mortgage loan collection and liquidation	6,205	1,853	12,709	6,480
Professional services	1,134	1,759	5,438	5,249
Compensation	1,508	1,550	5,021	5,748
Other	6,146	5,474	18,297	15,526
Total expenses	58,312	45,667	155,261	131,821
Income before provision for (benefit from) income taxes	45,014	45,107	47,899	66,375
Provision for (benefit from) income taxes	9,606	6,295	3,262	(8,016)
Net income	$35,408	$38,812	$44,637	$74,391
Earnings per share
Basic	$0.52	$0.51	$0.63	$0.98
Diluted	$0.49	$0.49	$0.63	$0.95
Weighted-average shares outstanding
Basic	67,554	74,681	69,289	74,675
Diluted	76,329	83,411	69,289	83,486
Dividends declared per share	$0.47	$0.47	$1.41	$1.69

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Common shares			(Accumulated
	Number		Additional	deficit)
	of	Par	paid-in	retained
	shares	value	capital	earnings	Total
	(in thousands, except per share amounts)
Balance at December 31, 2014	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	74,391	74,391
Share-based compensation	302	3	4,977	—	4,980
Common share dividends, $1.69 per share	—	—	—	(127,166)	(127,166)
Issuance of common shares	—	—	8	—	8
Repurchase of common shares	(1,020)	(10)	(15,945)	—	(15,955)
Balance at September 30, 2015	73,792	$738	$1,468,739	$44,953	$1,514,430
Balance at December 31, 2015	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	44,637	44,637
Share-based compensation	298	3	4,139	—	4,142
Common share dividends, $1.41 per share	—	—	—	(96,545)	(96,545)
Repurchase of common shares	(7,029)	(70)	(93,359)	—	(93,429)
Balance at September 30, 2016	67,036	$671	$1,380,502	$(26,255)	$1,354,918

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$44,637	$74,391
Adjustments to reconcile net income to net cash used by operating activities:
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	1,628	(884)
Capitalization of interest on mortgage loans at fair value	(62,783)	(34,979)
Capitalization of interest on excess servicing spread	(17,555)	(17,596)
Amortization of debt issuance costs	9,798	8,491
Net gain on mortgage loans acquired for sale	(83,133)	(35,219)
Net loss (gain) on investments	5,106	(51,019)
Change in fair value, amortization and impairment of mortgage servicing rights	48,608	32,876
Results of real estate acquired in settlement of loans	11,886	11,859
Share-based compensation expense	4,142	4,980
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(45,300,447)	(35,922,418)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(13,146)	(13,708)
Repurchase of mortgage loans subject to representation and warranties	(9,922)	(14,873)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	15,323,444	10,593,309
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	29,154,270	24,877,077
Decrease (increase) in servicing advances	4,719	(16,930)
Decrease (increase) in due from PennyMac Financial Services, Inc.	2,699	(2,090)
Decrease (increase) in other assets	58,246	(14,891)
Increase in accounts payable and accrued liabilities	27,442	10,624
Decrease in due to PennyMac Financial Services, Inc.	(4,218)	(6,487)
Increase (decrease) in income taxes payable	2,875	(8,715)
Net cash used in operating activities	(791,704)	(526,202)
Cash flows from investing activities
Net decrease in short-term investments	8,512	108,382
Purchase of mortgage-backed securities at fair value	(551,654)	(62,224)
Sale and repayment of mortgage-backed securities at fair value	172,470	52,520
Purchase of mortgage loans at fair value	—	(241,981)
Sale and repayment of mortgage loans at fair value	516,507	215,630
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	—	(271,452)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	54,623	55,800
Sale of excess servicing spread to PennyMac Financial Services, Inc.	59,045	—
Net settlement of derivative financial instruments	(6,077)	(8,766)
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	891	1,466
Sale of real estate acquired in settlement of loans	180,416	174,784
Purchase of mortgage servicing rights	(2,602)	—
Sale of mortgage servicing rights	106	392
Deposit of cash securing credit risk transfer agreements	(282,434)	(87,891)
Distribution from credit risk transfer agreements	14,358	—
(Increase) decrease in margin deposits and restricted cash	(3,017)	1,438
Purchase of Federal Home Loan Bank capital stock	(225)	(7,330)
Redemption of Federal Home Loan Bank capital stock	7,320	—
Net cash provided by (used in) investing activities	168,239	(69,232)

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30,
	2016	2015
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	48,753,454	38,669,898
Repurchase of assets sold under agreements to repurchase	(47,841,632)	(38,534,306)
Sale of mortgage loan participation certificates	4,955,742	3,613,090
Repayment of mortgage loan participation certificates	(4,867,284)	(3,572,232)
Issuance of credit risk transfer financing	—	1,204,187
Repayment of credit risk transfer financing	—	(1,204,187)
Federal Home Loan Bank advances	28,000	461,484
Repayment of Federal Home Loan Bank advances	(211,000)	(278,484)
Advance under notes payable	103,554	346,179
Repayment under notes payable	(143,518)	(153,765)
Advance under notes payable to PennyMac Financial Services, Inc.	—	168,546
Repayment under notes payable to PennyMac Financial Services, Inc.	—	(18,546)
Issuance of asset-backed financing of a variable interest entity at fair value	182,400	85,206
Repayment of asset-backed financing of a variable interest entity at fair value	(53,641)	(15,590)
Payment of debt issuance costs	(8,464)	(8,436)
Issuance of common shares	—	8
Repurchase of common shares	(93,429)	(15,955)
Payment of contingent underwriting fees payable	—	(705)
Payment of dividends	(99,757)	(138,041)
Net cash provided by financing activities	704,425	608,351
Net increase in cash	80,960	12,917
Cash at beginning of period	58,108	76,386
Cash at end of period	$139,068	$89,303

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

•

The investment activities segment represents the Company’s investments in mortgage-related assets, which include MBS, distressed mortgage loans, excess servicing spread (“ESS”), credit risk transfer agreements (“CRT Agreements”), real estate acquired in settlement of loans (“REO”), real estate held for investment, mortgage servicing rights (“MSRs”), and small balance commercial real estate mortgage loans.

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

Note 2—Concentration of Risks

As discussed in Note 1— Organization and Basis of Presentation above, PMT’s operations and investing activities are centered in residential mortgage-related assets, a substantial portion of which were distressed at acquisition. The mortgage loans at fair value not acquired for sale or held in a variable interest entity (“VIE”) are generally purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies.

Due to the nature of the Company’s investments, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks associated with loan resolution, including that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and that fluctuations in the residential real estate market may affect the performance of its investments. Factors influencing these risks include, but are not limited to:

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

A substantial portion of the distressed mortgage loans and REO purchased by the Company in prior years has been acquired from or through one or more subsidiaries of Citigroup Inc., as presented in the following summary:

	September 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans at fair value	$601,572	$855,691
REO	53,052	88,088
	$654,624	$943,779
Total carrying value of mortgage loans at fair value and REO	$2,245,465	$2,897,634

Note 3—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Fulfillment fees earned by PLS	$27,255	$17,553	$59,301	$45,752
Unpaid principal balance (“UPB”) of mortgage loans fulfilled by PLS	$7,263,557	$4,073,201	$15,696,940	$10,542,411
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$3,509	$3,236	$8,282	$7,084
UPB of mortgage loans sold to PLS	$11,694,065	$10,783,882	$27,599,186	$23,602,020
Purchases of mortgage loans acquired for sale at fair value from PLS	$5,007	$2,880	$13,146	$13,708
Tax service fee paid to PLS included in Other expense	$2,066	$1,291	$4,537	$3,293
Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$5	$—	$7	$—

	September 30, 2016	December 31, 2015
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$575,487	$669,288

Mortgage Loan Servicing Activities

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$90	$130	$225	$198
Activity-based	210	153	497	243
	300	283	722	441
Mortgage loans at fair value:
Distressed mortgage loans
Base	2,615	3,896	8,881	12,053
Activity-based	3,014	2,961	14,981	8,948
	5,629	6,857	23,862	21,001
Mortgage loans held in VIE:
Base	65	34	157	92
Activity-based	1	—	1	—
	66	34	158	92
MSRs:
Base	4,913	4,473	13,841	12,783
Activity-based	131	89	336	225
	5,044	4,562	14,177	13,008
	$11,039	$11,736	$38,919	$34,542
MSR recapture income recognized included in Net mortgage loan servicing fees	$409	$670	$849	$670
Average investment in:
Mortgage loans acquired for sale at fair value	$1,607,564	$1,783,011	$1,317,230	$1,189,754
Mortgage loans at fair value:
Distressed mortgage loans	$1,579,246	$2,201,533	$1,810,779	$2,268,538
Mortgage loans held in a VIE	$413,749	$481,925	$434,967	$504,351
Average MSR portfolio	$48,997,875	$38,172,371	$46,125,926	$36,446,663

Management Fees

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Base management	$5,025	$5,742	$15,576	$17,181
Performance incentive	—	—	—	1,343
	$5,025	$5,742	$15,576	$18,524

Expense Reimbursement and Amounts Payable to and Receivable from PFSI

The Company reimburses PCM and its affiliates for other expenses, including common overhead expenses incurred on its behalf by PCM and its affiliates, in accordance with the terms of its management agreement as summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,417	$2,694	$6,413	$8,125
Expenses incurred on the Company’s (PFSI's) behalf, net	13	(85)	(102)	377
	$1,430	$2,609	$6,311	$8,502
Payments and settlements during the year (1)	$45,988	$17,709	$102,600	$64,575

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2016	December 31, 2015
	(in thousands)
Receivable from PFSI:
MSR recapture receivable	$450	$781
Other	5,326	8,025
	$5,776	$8,806
Payable to PFSI:
Management fees	$5,025	$5,670
Servicing fees	3,641	3,682
Allocated expenses and expenses paid by PFSI on PMT’s behalf	3,227	4,490
Fulfillment fees	926	1,082
Conditional Reimbursement	900	900
Interest on Note payable to PFSI	536	412
Correspondent production fees	492	2,729
	$14,747	$18,965

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Mortgage loans at fair value for sale to PFSI	$891	$1,466	$891	$1,466
ESS:
Purchases	$—	$84,165	$—	$271,452
Received pursuant to a recapture agreement	$1,438	$2,268	$5,039	$4,833
Repayments and sales	$16,342	$24,717	$113,668	$55,800
Interest income	$4,827	$8,026	$17,555	$17,596
Net (loss) gain included in Net (loss) gain on investments:
Valuation changes	$(4,107)	$(10,272)	$(40,984)	$(10,675)
Recapture income	1,283	2,428	4,709	5,173
	$(2,824)	$(7,844)	$(36,275)	$(5,502)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both September 30, 2016 and December 31, 2015.

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

In connection with the MSR Repo described above, the Company, through a wholly-owned subsidiary, entered into an underlying loan and security agreement with PLS, dated as of April 30, 2015 and as further amended, pursuant to which the Company may borrow up to $150 million from PLS for the purpose of financing its investment in ESS (the “Underlying LSA”). The principal amount of the borrowings under the Underlying LSA is based upon a percentage of the market value of the ESS pledged to PLS, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, the Company granted to PLS a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings, and PLS, in turn, re-pledged such ESS to CSFB under the MSR Repo.

The Company agreed with PLS in connection with the Underlying LSA that the Company is required to repay PLS the principal amount of borrowings plus accrued interest to the date of such repayment, and PLS, in turn, is required to repay CSFB the corresponding amount under the MSR Repo. Interest accrues on the Company’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. The Company was also required to pay PLS a fee for the structuring of the Underlying LSA in an amount equal to the portion of the corresponding fee paid by PLS to CSFB under the MSR Repo and allocable to the $150 million relating to the ESS financing. As of September 30, 2016 and December 31, 2015, the outstanding borrowings on the Underlying LSA totaled $150 million.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Note payable—Interest expense	$1,974	$1,289	$5,798	$1,822
Conditional Reimbursements paid to PCM	$—	$7	$—	$237

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s exchangeable senior notes (the “Exchangeable Notes”), by the weighted-average common shares outstanding, assuming all dilutive securities were issued. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$35,408	$38,812	$44,637	$74,391
Effect of participating securities—share-based compensation awards	(341)	(361)	(1,026)	(1,352)
Net income attributable to common shareholders	$35,067	$38,451	$43,611	$73,039
Diluted earnings per share:
Net income attributable to common shareholders	$35,067	$38,451	$43,611	$73,039
Interest on Exchangeable Notes, net of income taxes	2,181	2,123	—	6,364
Net income attributable to common diluted shareholders	$37,248	$40,574	$43,611	$79,403
Weighted-average basic shares outstanding	67,554	74,681	69,289	74,675
Dilutive securities:
Shares issuable under share-based compensation plan	308	316	—	397
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,414	—	8,414
Diluted weighted-average number of shares outstanding	76,329	83,411	69,289	83,486
Basic earnings per share	$0.52	$0.51	$0.63	$0.98
Diluted earnings per share	$0.49	$0.49	$0.63	$0.95

Dividends and undistributed earnings allocated to participating securities under the basic and diluted earnings per share calculations require specific potentially dilutive shares to be included or excluded that may differ in certain circumstances. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation for the periods as inclusion of such shares would have been antidilutive:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Shares issuable under share-based compensation awards	—	—	717	—
Shares issuable pursuant to exchange of the Exchangeable Notes	—	—	8,467	—

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans, as well as UPB information at period end:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash flows:
Proceeds from sales	$6,857,691	$4,885,668	$15,323,444	$10,593,309
Mortgage loan servicing fees received (1)	$31,514	$25,054	$88,269	$69,876

	September 30, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans outstanding	$50,908,319	$42,300,338
Delinquent mortgage loans:
30-89 days delinquent	$217,191	$175,599
90 or more days delinquent:
Not in foreclosure or bankruptcy	45,096	38,669
In foreclosure or bankruptcy	53,772	31,386
	98,868	70,055
	$316,059	$245,654

(1)	Net of guarantee fees.

Consolidated VIEs

Credit Risk Transfer Agreements

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans in exchange for a portion of the contractual guarantee fee normally charged by Fannie Mae. The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations and issue cash-collateralized credit guarantees to Fannie Mae. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment upon fulfillment of the criteria for sale recognition contained in the Transfers and Servicing topic of the FASB’s ASC.

The Manager has concluded that the Company’s subsidiary trust entities are VIEs and the Company is the primary beneficiary of the VIEs because the activities of the subsidiary trust entities are established by the Company and PMT owns substantially all of the beneficial interests issued by the trust. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the cash pledged to fulfill the guarantee obligation and a credit derivative comprised of the fair values of the credit guarantees and the Company’s right to the related guarantee fees. The pledged cash represents the Company’s maximum contractual exposure to claims under its credit guarantee, is the sole source of settlement of losses under the CRT Agreements and is included in Deposits securing credit risk transfer agreements on the consolidated balance sheet. Gains and losses on net derivatives related to CRT Agreements, including realized gains received, are included in Net gain (loss) on investments in the consolidated statements of income.

Following is a summary of the CRT Agreements:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
During the period:
UPB of mortgage loans sold under CRT Agreements	$3,357,443	$2,400,433	$8,442,187	$2,400,433
Deposits of cash securing CRT Agreements	$89,697	$59,841	$282,434	$87,891
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$6,206	$—	$12,601	$—
Resulting from valuation changes	12,271	626	9,497	626
	$18,477	$626	$22,098	$626
Payments made to settle losses	$28	$—	$28	$—

	September 30, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$12,196,636	$4,546,265
Delinquency status (in UPB):
Current—89 days delinquent	$12,192,306	$4,546,265
90 or more days delinquent	$3,125	$—
Foreclosure	$1,205	$—
Carrying value of CRT Agreements:
Derivative assets	$16,662	$593
Deposits securing credit risk transfer agreements	$427,677	$147,000
Interest-only security payable at fair value	$1,699	$—
Commitments to fund Deposits securing credit risk transfer agreements	$35,106	$—

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company initially retained $366.8 million in fair value of such certificates. During the year ended December 31, 2015 and nine months ended September 30, 2016, the Company sold $111.0 million and $208.8 million in UPB of those certificates, respectively, which reduced the fair value of the certificates retained by the Company to $9.4 million as of September 30, 2016.

The VIE is consolidated by the Company as the Manager determined that PMT is the primary beneficiary of the VIE because it has the power, through PLS, in its role as servicer of the mortgage loans, to direct the activities of the VIE that most significantly impact its economic performance and the retained subordinated and residual interest trust certificates expose the Company to losses that could potentially be significant to the VIE.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value held in a VIE, ESS and MSRs. All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the derivatives related to CRT Agreements. As of September 30, 2016 and December 31, 2015, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets. As discussed above, all derivatives with the exception of IRLCs and CRT Agreements are subject to master netting arrangements.

	September 30, 2016			December 31, 2015
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$15,535	$—	$15,535	$4,983	$—	$4,983
CRT Agreements	16,662	—	16,662	593	—	593
	32,197	—	32,197	5,576	—	5,576
Subject to master netting arrangements:
MBS put options	3,441	—	3,441	93	—	93
Forward purchase contracts	21,031	—	21,031	2,444	—	2,444
Forward sale contracts	1,308	—	1,308	2,604	—	2,604
Put options on interest rate futures	2,480	—	2,480	1,512	—	1,512
Call options on interest rate futures	1,965	—	1,965	1,156	—	1,156
Netting	—	(17,648)	(17,648)	—	(3,300)	(3,300)
	30,225	(17,648)	12,577	7,809	(3,300)	4,509
	$62,422	$(17,648)	$44,774	$13,385	$(3,300)	$10,085

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2016				December 31, 2015
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	Net amount of assets presented in the consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
Interest rate lock commitments	$15,535	$—	$—	$15,535	$4,983	$—	$—	$4,983
CRT Agreements	16,662	—	—	16,662	593	—	—	593
Federal National Mortgage Association	3,401	—	—	3,401	—	—	—	—
RJ O’Brien & Associates, LLC	2,672	—	—	2,672	1,672	—	—	1,672
JPMorgan Chase & Co.	2,500	—	—	2,500	—	—	—	—
Jefferies Group LLC	1,285	—	—	1,285	541	—	—	541
Bank of America, N.A.	752	—	—	752	—	—	—	—
Goldman Sachs	593	—	—	593	—	—	—	—
Wells Fargo Bank, N.A.	537	—	—	537	99	—	—	99
Nomura Securities International, Inc.	409	—	—	409	119	—	—	119
Barclays Capital	277	—	—	277	796	—	—	796
Royal Bank of Canada	—	—	—	—	400	—	—	400
Morgan Stanley Bank, N.A.	—	—	—	—	464	—	—	464
Ally Financial	—	—	—	—	209	—	—	209
Other	151	—	—	151	209	—	—	209
	$44,774	$—	$—	$44,774	$10,085	$—	$—	$10,085

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. As discussed above, all derivative liabilities with the exception of IRLCs and CRT Agreements are subject to master netting arrangements. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2016			December 31, 2015
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities
Not subject to master netting arrangements:
Interest rate lock commitments	$207	$—	$207	$337	$—	$337
	207	—	207	337	—	337
Subject to master netting arrangements:
Forward purchase contracts	808	—	808	3,774	—	3,774
Forward sales contracts	20,234	—	20,234	2,680	—	2,680
Put options on interest rate futures	188	—	188	39	—	39
Call options on interest rate futures	—	—	—	305	—	305
Netting	—	(19,817)	(19,817)	—	(3,978)	(3,978)
	21,230	(19,817)	1,413	6,798	(3,978)	2,820
	21,437	(19,817)	1,620	7,135	(3,978)	3,157
Assets sold under agreements to repurchase:
UPB	4,042,150	—	4,042,150	3,130,328	—	3,130,328
Unamortized debt issuance costs	(1,065)	—	(1,065)	(1,548)	—	(1,548)
	4,041,085	—	4,041,085	3,128,780	—	3,128,780
	$4,062,522	$(19,817)	$4,042,705	$3,135,915	$(3,978)	$3,131,937

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

	September 30, 2016				December 31, 2015
		Gross amounts not offset in the consolidated balance sheet				Gross amounts not offset in the consolidated balance sheet
	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	Net amount of liabilities presented in the consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$207	$—	$—	$207	$337	$—	$—	$337
Credit Suisse First Boston Mortgage Capital LLC	1,259,028	(1,258,630)	—	398	893,947	(893,854)	—	93
Citibank	899,840	(899,717)	—	123	817,089	(816,699)	—	390
Bank of America, N.A.	650,204	(650,204)	—	—	538,755	(538,515)	—	240
JPMorgan Chase & Co.	544,610	(544,610)	—	—	467,427	(467,145)	—	282
Daiwa Capital Markets	189,119	(188,949)	—	170	165,480	(165,480)	—	—
Barclays Capital	154,120	(154,120)	—	—	24,346	(24,346)	—	—
Wells Fargo, N.A.	122,453	(122,453)	—	—	—	—	—	—
Morgan Stanley Bank, N.A.	116,603	(116,579)	—	24	214,086	(214,086)	—	—
Royal Bank of Canada	60,424	(60,258)	—	166	—	—	—	—
BNP Paribas	46,630	(46,630)	—	—	10,203	(10,203)	—	—
Goldman Sachs	—	—	—	—	819	—	—	819
Federal National Mortgage Association	—	—	—	—	924	—	—	924
Other	532	—	—	532	72	—	—	72
Unamortized debt issuance costs	(1,065)	1,065	—	—	(1,548)	1,548	—	—
	$4,042,705	$(4,041,085)	$—	$1,620	$3,131,937	$(3,128,780)	$—	$3,157

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
•

Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and other inputs.

•

Level 3—Prices determined using significant unobservable inputs. In situations where significant observable inputs are unavailable unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability financial statement item, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets or liabilities, the Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets or liabilities and to their fair values. Likewise, due to the general illiquidity of some of these assets or liabilities, subsequent transactions may be at values significantly different from those reported.

Fair Value Accounting Elections

The Manager identified all of the Company’s non-cash financial assets and MSRs relating to non-commercial real estate secured mortgage loans with initial interest rates of more than 4.5%, to be accounted for at fair value. The Manager has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Manager has also identified the Company’s CRT financing and asset-backed financing of a VIE to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing these financings.

For other borrowings, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$33,353	$—	$—	$33,353
Mortgage-backed securities at fair value	—	708,862	—	708,862
Mortgage loans acquired for sale at fair value	—	2,043,453	—	2,043,453
Mortgage loans at fair value	—	397,740	1,559,377	1,957,117
Excess servicing spread purchased from PFSI	—	—	280,367	280,367
Derivative assets:
Interest rate lock commitments	—	—	15,535	15,535
CRT Agreements	—	—	16,662	16,662
MBS call options	—	3,441	—	3,441
Forward sales contracts	—	1,308	—	1,308
Forward purchase contracts	—	21,031	—	21,031
Call options on interest rate futures	1,965	—	—	1,965
Put options on interest rate futures	2,480	—	—	2,480
Total derivative assets before netting	4,445	25,780	32,197	62,422
Netting	—	—	—	(17,648)
Total derivative assets after netting	4,445	25,780	32,197	44,774
Mortgage servicing rights at fair value	—	—	55,843	55,843
	$37,798	$3,175,835	$1,927,784	$5,123,769
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$384,407	$—	$384,407
Interest-only security payable at fair value	—	—	1,699	1,699
Derivative liabilities:
Interest rate lock commitments	—	—	207	207
Forward purchase contracts	—	808	—	808
Forward sales contracts	—	20,234	—	20,234
Put options on interest rate futures	188	—	—	188
Total derivative liabilities before netting	188	21,042	207	21,437
Netting	—	—	—	(19,817)
Total derivative liabilities after netting	188	21,042	207	1,620
	$188	$405,449	$1,906	$387,726

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$41,865	$—	$—	$41,865
Mortgage-backed securities at fair value	—	322,473	—	322,473
Mortgage loans acquired for sale at fair value	—	1,283,795	—	1,283,795
Mortgage loans at fair value	—	455,394	2,100,394	2,555,788
Excess servicing spread purchased from PFSI	—	—	412,425	412,425
Derivative assets:
Interest rate lock commitments	—	—	4,983	4,983
CRT Agreements	—	—	593	593
MBS put options	—	93	—	93
Forward purchase contracts	—	2,444	—	2,444
Forward sales contracts	—	2,604	—	2,604
Put options on interest rate futures	1,512	—	—	1,512
Call options on interest rate futures	1,156	—	—	1,156
Total derivative assets	2,668	5,141	5,576	13,385
Netting	—	—	—	(3,300)
Total derivative assets after netting	2,668	5,141	5,576	10,085
Mortgage servicing rights at fair value	—	—	66,584	66,584
	$44,533	$2,066,803	$2,584,979	$4,693,015
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$247,690	$—	$247,690
Derivative liabilities:
Interest rate lock commitments	—	—	337	337
Put options on interest rate futures	39	—	—	39
Call options on interest rate futures	305	—	—	305
Forward purchase contracts	—	3,774	—	3,774
Forward sales contracts	—	2,680	—	2,680
Total derivative liabilities	344	6,454	337	7,135
Netting	—	—	—	(3,978)
Total derivative liabilities after netting	344	6,454	337	3,157
	$344	$254,144	$337	$250,847

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended September 30, 2016
	Mortgage	Excess	Interest		Mortgage	Interest-only
	loans	servicing	rate lock	CRT	servicing	security
	at fair value	spread	commitments (1)	Agreements (1)	rights	payable	Total
	(in thousands)
Balance, June 30, 2016	$1,608,906	$294,551	$16,757	$(199)	$57,977	$(1,663)	$1,976,329
Purchases and issuances	—	—	30,429	—	—	—	30,429
Repayments and sales	(29,921)	(16,342)	—	—	—	—	(46,263)
Capitalization of interest	23,068	4,827	—	—	—	—	27,895
ESS received pursuant to a recapture agreement with PFSI	—	1,438	—	—	—	—	1,438
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	1,068	—	1,068
Proceeds from CRT Agreements	—	—	—	(6,206)	—	—	(6,206)
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	9,699	—	—	—	—	—	9,699
Other factors	(13,099)	(4,107)	23,390	23,067	(3,202)	(36)	26,013
	(3,400)	(4,107)	23,390	23,067	(3,202)	(36)	35,712
Transfers of mortgage loans to REO and real estate held for investment	(39,276)	—	—	—	—	—	(39,276)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(55,248)	—	—	—	(55,248)
Balance, September 30, 2016	$1,559,377	$280,367	$15,328	$16,662	$55,843	$(1,699)	$1,925,878
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$(820)	$(4,107)	$15,328	$16,662	$(3,202)	(36)	$23,825

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

	Quarter ended September 30, 2015
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements (1)	rights	Total
	(in thousands)
Balance, June 30, 2015	$2,246,944	$359,102	$(267)	$—	$57,343	$2,663,122
Purchases and issuances	—	84,165	11,834	—	—	95,999
Repayments and sales	(57,022)	(24,717)	—	—	—	(81,739)
Capitalization of interest	14,849	8,026	—	—	—	22,875
ESS received pursuant to a recapture agreement with PFSI	—	2,268	—	—	—	2,268
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	5,674	5,674
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	9,255	—	—	—	—	9,255
Other factors	22,638	(10,272)	16,458	626	(5,266)	24,184
	31,893	(10,272)	16,458	626	(5,266)	33,439
Transfers of mortgage loans to REO	(76,205)	—	—	—	—	(76,205)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(19,218)	—	—	(19,218)
Balance, September 31, 2015	$2,160,459	$418,572	$8,807	$626	$57,751	$2,646,215
Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$32,971	$(10,272)	$8,807	$626	$(5,266)	$26,866

(1)For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

	Nine months ended September 30, 2016
	Mortgage	Excess	Interest		Mortgage	Interest-only
	loans	servicing	rate lock	CRT	servicing	security
	at fair value	spread	commitments (1)	Agreements (1)	rights	payable	Total
	(in thousands)
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$—	$2,584,642
Purchases and issuances	—	—	58,475	—	2,602	(2,136)	58,941
Repayments and sales	(449,647)	(113,668)	—	—	—	—	(563,315)
Capitalization of interest	62,783	17,555	—	—	—	—	80,338
ESS received pursuant to a recapture agreement with PFSI	—	5,039	—	—	—	—	5,039
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	6,215	—	6,215
Proceeds from CRT Agreements	—	—	—	(12,601)	—	—	(12,601)
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	29,480	—	—	—	—	—	29,480
Other factors	(31,948)	(40,984)	71,286	28,670	(19,558)	437	7,903
	(2,468)	(40,984)	71,286	28,670	(19,558)	437	37,383
Transfers of mortgage loans to REO and real estate held for investment	(151,685)	—	—	—	—	—	(151,685)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(119,079)	—	—	—	(119,079)
Balance, September 30, 2016	$1,559,377	$280,367	$15,328	$16,662	$55,843	$(1,699)	$1,925,878
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$(2,399)	$(33,774)	$15,328	$16,662	$(19,558)	$437	$(23,304)

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

	Nine months ended September 30, 2015
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements (1)	rights	Total
	(in thousands)
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$—	$57,358	$2,453,768
Purchases and issuances	241,981	271,452	42,917	—	—	556,350
Repayments and sales	(171,093)	(55,800)	—	—	—	(226,893)
Capitalization of interest	34,979	17,596	—	—	—	52,575
ESS received pursuant to a recapture agreement with PFSI	—	4,833	—	—	—	4,833
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	9,169	9,169
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	29,563	—	—	—	—	29,563
Other factors	49,584	(10,675)	(6,941)	626	(8,776)	23,818
	79,147	(10,675)	(6,941)	626	(8,776)	53,381
Transfers of mortgage loans to REO	(224,138)	—	—	—	—	(224,138)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(32,830)	—	—	(32,830)
Balance, September 30, 2015	$2,160,459	$418,572	$8,807	$626	$57,751	$2,646,215
Changes in fair value recognized during the period relating to assets still held at September 30, 2015	$80,885	$(10,675)	$8,807	$626	$(8,776)	$70,867

(1)For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

The information used in the preceding roll forwards represents activity for financial statement items measured at fair value on a recurring basis and identified as using “Level 3” significant fair value inputs at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase of the respective mortgage loans.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and other mortgage loans at fair value):

	September 30, 2016			December 31, 2015
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$2,042,569	$1,950,907	$91,662	$1,283,275	$1,235,433	$47,842
90 or more days delinquent
Not in foreclosure	631	665	(34)	304	333	(29)
In foreclosure	253	307	(54)	216	253	(37)
	884	972	(88)	520	586	(66)
	$2,043,453	$1,951,879	$91,574	$1,283,795	$1,236,019	$47,776
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$397,740	$388,543	$9,197	$455,394	$454,935	$459
90 or more days delinquent
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	397,740	388,543	9,197	455,394	454,935	459
Other mortgage loans at fair value:
Current through 89 days delinquent	705,618	939,853	(234,235)	877,438	1,134,560	(257,122)
90 or more days delinquent
Not in foreclosure	334,850	463,405	(128,555)	459,060	640,343	(181,283)
In foreclosure	518,909	699,091	(180,182)	763,896	1,062,205	(298,309)
	853,759	1,162,496	(308,737)	1,222,956	1,702,548	(479,592)
	1,559,377	2,102,349	(542,972)	2,100,394	2,837,108	(736,714)
	$1,957,117	$2,490,892	$(533,775)	$2,555,788	$3,292,043	$(736,255)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2016
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,193)	517	—	(676)
Mortgage loans acquired for sale at fair value	58,128	—	—	—	58,128
Mortgage loans at fair value	—	193	(3,936)	—	(3,743)
ESS at fair value	—	—	(4,107)	—	(4,107)
MSRs at fair value	—	—	—	(3,202)	(3,202)
	$58,128	$(1,000)	$(7,526)	$(3,202)	$46,400
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(2,520)	$2,990	$—	$470
	$—	$(2,520)	$2,990	$—	$470

	Quarter ended September 30, 2015
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	91	3,564	—	3,655
Mortgage loans acquired for sale at fair value	39,504	—	—	—	39,504
Mortgage loans at fair value	—	1,024	39,273	—	40,297
ESS at fair value	—	—	(7,844)	—	(7,844)
MSRs at fair value	—	—	—	(5,266)	(5,266)
	$39,504	$1,115	$34,993	$(5,266)	$70,346
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(351)	$(3,941)	$—	$(4,292)
	$—	$(351)	$(3,941)	$—	$(4,292)

	Nine months ended September 30, 2016
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,930)	9,948	—	8,018
Mortgage loans acquired for sale at fair value	147,135	—	—	—	147,135
Mortgage loans at fair value	—	2,287	5,342	—	7,629
ESS at fair value	—	—	(40,984)	—	(40,984)
MSRs at fair value	—	—	—	(19,558)	(19,558)
	$147,135	$357	$(25,694)	$(19,558)	$102,240
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(1,985)	$(5,974)	$—	$(7,959)
	$—	$(1,985)	$(5,974)	$—	$(7,959)

	Nine months ended September 30, 2015
	Net gain on			Net
	mortgage			mortgage
	loans	Net	Net gain	loan
	acquired	interest	on	servicing
	for sale	income	investments	fees	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	155	(1,622)	—	(1,467)
Mortgage loans acquired for sale at fair value	57,568	—	—	—	57,568
Mortgage loans at fair value	—	1,203	76,249	—	77,452
ESS at fair value	—	—	(5,502)	—	(5,502)
MSRs at fair value	—	—	—	(8,776)	(8,776)
	$57,568	$1,358	$69,125	$(8,776)	$119,275
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(474)	$(719)	$—	$(1,193)
	$—	$(474)	$(719)	$—	$(1,193)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$145,237	$145,237
MSRs at lower of amortized cost or fair value	—	—	370,987	370,987
	$—	$—	$516,224	$516,224

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$173,662	$173,662
MSRs at lower of amortized cost or fair value	—	—	145,187	145,187
	$—	$—	$318,849	$318,849

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Real estate asset acquired in settlement of loans	$(6,940)	$(8,182)	$(14,552)	$(18,308)
MSRs at lower of amortized cost or fair value	(3,460)	(7,845)	(44,336)	(7,142)
	$(10,400)	$(16,027)	$(58,888)	$(25,450)

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as certain of its borrowings are carried at amortized cost. Cash is measured using a “Level 1” fair value input. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Federal Home Loan Bank advances, Notes payable and Exchangeable senior notes are classified as “Level 3” fair value financial statement items due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Federal Home Loan Bank advances and Notes payable approximate the agreements’ carrying values due to the immediate realizability of Cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at September 30, 2016 and December 31, 2015 was $239.5 million and $230.0 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of value.

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

With respect to the Company’s non-IRLC “Level 3” fair value financial statement items, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value financial statement items, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. PCM’s valuation committee includes PFSI’s chief executive, financial, operating, risk, business development and asset/liability management officers.

The FAV group is responsible for reporting to PCM’s valuation committee on a monthly basis on the changes in the valuation of the non-IRLC “Level 3” assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

The fair value of the Company’s IRLCs is developed by the Manager’s Capital Markets Risk Management staff and is reviewed by the Manager’s Capital Markets Operations group.

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value financial statement items. Fair value of these MBS is established based on quoted market prices for the Company’s MBS or similar securities. Changes in the fair value of MBS are included in Net gain (loss) on investments in the consolidated statements of income.

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

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds. Changes in the fair value of mortgage loans at fair value are included in Net gain (loss) on investments in the consolidated statements of income.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	September 30, 2016	December 31, 2015
Discount rate
Range	2.5% – 15.0%	2.5% – 15.0%
Weighted average	6.8%	7.1%
Twelve-month projected housing price index change
Range	3.2% – 5.8%	1.5% – 5.1%
Weighted average	4.5%	3.6%
Prepayment speed (1)
Range	0.1% – 14.7%	0.1% – 9.6%
Weighted average	4.0%	3.7%
Total prepayment speed (2)
Range	3.2% – 25.2%	0.5% – 27.2%
Weighted average	18.3%	19.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the life of the mortgage loans underlying the ESS, thereby reducing the cash flows expected to accrue to ESS. Reductions in the fair value of ESS affect income primarily through change in fair value. Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	September 30, 2016	December 31, 2015
UPB of underlying mortgage loans (in thousands)	$34,189,425	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average ESS rate (in basis points)	19	17
Pricing spread (1)
Range	4.7% - 6.0%	4.8% - 6.5%
Weighted average	5.5%	5.7%
Life (in years)
Range	2.2 - 8.9	1.4 - 9.0
Weighted average	6.2	6.9
Annual total prepayment speed (2)
Range	6.7% - 23.3%	5.2% - 52.4%
Weighted average	12.2%	9.6%

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as a “Level 3” fair value financial statement item. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loan and the probability that the mortgage loans will be purchased under the commitment (the “pull-through rate”).

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for mortgage loan principal and interest payment cash flows that have decreased in fair value. Changes in fair value of IRLCs are included in Net gain on mortgage loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	September 30, 2016	December 31, 2015
Pull-through rate
Range	57.2% - 100.0%	60.2% - 100.0%
Weighted average	87.6%	92.4%
MSR value expressed as:
Servicing fee multiple
Range	2.1 - 5.8	2.1 - 6.2
Weighted average	4.7	4.9
Percentage of UPB
Range	0.6% - 1.5%	0.5% - 3.8%
Weighted average	1.2%	1.2%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. These derivative financial instruments are categorized by the Company as “Level 1” fair value financial statement items for those based on exchange traded market prices or as “Level 2” fair value financial statement items for those based on observable interest rate volatilities in the MBS market. Changes in the fair value of hedging derivatives are included in Net gain on mortgage loans acquired for sale, Net gain (loss) on investments, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of income.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value financial statement item. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

REO fair values are reviewed by the Manager’s staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. PCM’s staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to determine fair value. Changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of income.

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value financial statement items. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$76,567	$1,068	$47,140	$5,674
Key inputs
UPB of underlying mortgage loans	$6,532,562	$120,457	$3,512,016	$578,894
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Pricing spread (1)
Range	7.6% –12.6%	7.6% –7.6%	6.5% –13.0%	7.2% – 14.3%
Weighted average	7.6%	7.6%	7.8%	8.4%
Life (in years)
Range	2.3 – 10.9	2.4 – 7.3	2.0 – 7.4	2.3 – 7.2
Weighted average	7.8	5.7	6.8	6.6
Annual total prepayment speed (2)
Range	4.5% – 33.2%	10.3% – 33.3%	7.6% – 37.6%	8.4% – 22.4%
Weighted average	8.6%	14.9%	9.2%	11.9%
Annual per-loan cost of servicing
Range	$78 – $78	$78 – $82	$62 – $68	$62 – $68
Weighted average	$78	$80	$65	$65

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$167,691	$6,215	$103,281	$9,169
Key inputs
UPB of underlying mortgage loans	$14,139,102	$647,976	$9,140,782	$978,951
Weighted-average annual servicing fee rate (in basis points)	25	26	25	25
Pricing spread (1)
Range	7.2% –12.6%	7.2% –7.6%	6.5% –17.5%	7.2% – 16.3%
Weighted average	7.4%	7.3%	8.1%	9.2%
Life (in years)
Range	1.4 – 12.3	2.0 – 9.4	1.3 – 7.7	2.3 – 7.3
Weighted average	7.6	5.7	6.7	6.5
Annual total prepayment speed (2)
Range	3.4% – 49.2%	7.2% – 38.0%	7.6% – 51.0%	8.3% – 34.2%
Weighted average	9.2%	15.1%	8.9%	12.1%
Annual per-loan cost of servicing
Range	$68 – $79	$68 – $82	$62 – $134	$62 – $68
Weighted average	$75	$73	$63	$64

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$468,686	$55,843	$393,157	$66,584
Key inputs:
UPB of underlying mortgage loans	$44,810,667	$6,097,652	$35,841,654	$6,458,684
Weighted-average annual servicing fee rate (in basis points)	25	25	26	25
Weighted-average note interest rate	3.8%	4.7%	3.9%	4.7%
Pricing spread (1)
Range	7.6% – 13.1%	7.6% – 12.6%	7.2% – 10.7%	7.2% – 10.2%
Weighted average	7.6%	7.6%	7.3%	7.2%
Effect on fair value of (2):
5% adverse change	$(7,116)	$(810)	$(6,411)	$(944)
10% adverse change	$(14,025)	$(1,598)	$(12,635)	$(1,862)
20% adverse change	$(27,256)	$(3,106)	$(24,553)	$(3,621)
Weighted average life (in years)
Range	3.0 - 7.0	3.2 - 5.8	1.3 - 7.7	2.5 - 6.1
Weighted average	6.7	5.8	7.2	6.1
Prepayment speed (3)
Range	8.4% – 26.6%	8.3% – 22.1%	8.1% – 51.5%	9.2% – 32.5%
Weighted average	10.4%	13.8%	9.6%	13.2%
Effect on fair value of (2):
5% adverse change	$(9,962)	$(1,588)	$(8,159)	$(1,793)
10% adverse change	$(19,539)	$(3,101)	$(16,024)	$(3,502)
20% adverse change	$(37,624)	$(5,921)	$(30,938)	$(6,692)
Annual per-loan cost of servicing
Range	$77 – $78	$77 – $78	$68 – $68	$68 – $68
Weighted average	$78	$78	$68	$68
Effect on fair value of (2):
5% adverse change	$(3,720)	$(506)	$(2,742)	$(470)
10% adverse change	$(7,441)	$(1,012)	$(5,484)	$(940)
20% adverse change	$(14,881)	$(2,023)	$(10,968)	$(1,880)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

The preceding sensitivity analyses are limited in that they were performed at a particular point in time; only account for the estimated effect of the movements in the indicated inputs; do not incorporate changes in the inputs in relation to other inputs; are subject to the accuracy of various models and inputs used; and do not incorporate other factors that would affect the Company’s overall financial performance in such events, including operational adjustments made by the Manager to account for changing circumstances. For these reasons, the preceding estimates should not be viewed as earnings forecasts.

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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	September 30, 2016	December 31, 2015
	(in thousands)
Conventional:
Agency-eligible	$1,439,697	$540,947
Jumbo	9,412	54,613
Held for sale to PLS — Government insured or guaranteed	575,487	669,288
Small balance commercial real estate loans	12,673	14,590
Mortgage loans repurchased pursuant to representations and warranties	6,184	4,357
	$2,043,453	$1,283,795
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,926,914	$1,204,462
Mortgage loan participation and sale agreements	91,378	—
Federal Home Loan Bank (“FHLB”) advances	—	63,993
	$2,018,292	$1,268,455

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent lenders to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held prior to purchase by PLS.

Note 9—Derivative Financial Instruments

The Company’s activities involving derivative financial instruments are summarized below:

•

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to certain mortgage loans it sells into Fannie Mae guaranteed securitizations in exchange for a portion of the contractual guarantee fee related to such securitizations. The fair values of the credit guarantees and the Company’s right to the related guarantee fee are accounted for as a derivative financial instrument.

•	The Company generates IRLCs in the normal course of business when it commits to purchase mortgage loans acquired for sale.
•

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held by VIE, ESS, IRLCs and MSRs.

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company is exposed to price risk relative to the IRLCs it issues to correspondent lenders and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent lender to the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the purchase commitment or mortgage loan acquired for sale to decrease.

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	September 30, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Free-standing derivatives:
Interest rate lock commitments	2,431,253	$15,535	$207	970,067	$4,983	$337
Used for hedging purposes:
Forward sale contracts	6,451,444	1,308	20,234	2,450,642	2,604	2,680
Forward purchase contracts	5,632,182	21,031	808	2,469,550	2,444	3,774
MBS call options	3,025,000	3,441	—	375,000	93	—
Swap futures	12,500	—	—	—	—	—
Eurodollar future sales contracts	1,442,000	—	—	1,755,000	—	—
Treasury future buy contracts	150,000	—	—	—	—	—
Call options on interest rate futures	825,000	1,965	—	50,000	1,156	305
Put options on interest rate futures	1,200,000	2,480	188	1,600,000	1,512	39
CRT Agreements	12,196,636	16,662	—	4,546,265	593	—
Total derivative instruments before netting		62,422	21,437		13,385	7,135
Netting		(17,648)	(19,817)		(3,300)	(3,978)
		$44,774	$1,620		$10,085	$3,157
Margin deposits with derivatives counterparties included in Other assets		$2,169			$678

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs and for derivatives arising from CRT Agreements.

	Quarter ended September 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	4,347,526	29,853,649	(27,749,731)	6,451,444
Forward purchase contracts	4,190,349	22,535,622	(21,093,789)	5,632,182
MBS call options	1,525,000	3,875,000	(2,375,000)	3,025,000
Swap futures	12,500	12,500	(12,500)	12,500
Eurodollar future sale contracts	1,543,000	101,000	(202,000)	1,442,000
Treasury future buy contracts	—	276,200	(126,200)	150,000
Treasury future sale contracts	—	126,200	(126,200)	—
Call options on interest rate futures	525,000	1,825,000	(1,525,000)	825,000
Put options on interest rate futures	425,000	1,625,000	(850,000)	1,200,000
CRT Agreements	8,976,961	3,357,443	(137,768)	12,196,636

	Quarter ended September 30, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	3,252,286	15,003,760	(14,845,207)	3,410,839
Forward purchase contracts	2,263,622	10,938,733	(9,919,991)	3,282,364
MBS put option	367,500	700,000	(617,500)	450,000
MBS call option	40,000	—	(40,000)	—
Eurodollar future sale contracts	5,984,000	—	(4,228,000)	1,756,000
Treasury future sale contracts	40,000	—	(40,000)	—
Call options on interest rate futures	1,135,000	1,805,000	(1,385,000)	1,555,000
Put options on interest rate futures	1,273,000	1,650,000	(1,298,000)	1,625,000
CRT Agreements	—	2,400,433	—	2,400,433

	Nine months ended September 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	2,450,642	65,146,064	(61,145,262)	6,451,444
Forward purchase contracts	2,469,550	47,965,764	(44,803,132)	5,632,182
MBS call options	375,000	6,600,000	(3,950,000)	3,025,000
Swap futures	—	37,500	(25,000)	12,500
Eurodollar future sale contracts	1,755,000	181,000	(494,000)	1,442,000
Treasury future buy contracts	—	276,200	(126,200)	150,000
Treasury future sale contracts	—	126,200	(126,200)	—
Call options on interest rate futures	50,000	3,400,000	(2,625,000)	825,000
Put options on interest rate futures	1,600,000	4,225,000	(4,625,000)	1,200,000
CRT Agreements	4,546,265	8,442,187	(791,816)	12,196,636

	Nine months ended September 30, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	1,601,283	38,880,821	(37,071,265)	3,410,839
Forward purchase contracts	1,100,700	27,871,913	(25,690,249)	3,282,364
MBS put option	340,000	1,692,500	(1,582,500)	450,000
MBS call option	—	140,000	(140,000)	—
Eurodollar future sale contracts	7,426,000	285,000	(5,955,000)	1,756,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future sale contracts	85,000	161,500	(246,500)	—
Call options on interest rate futures	1,030,000	4,080,000	(3,555,000)	1,555,000
Put options on interest rate futures	275,000	4,318,000	(2,968,000)	1,625,000
CRT Agreements	—	2,400,433	—	2,400,433

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Income statement line	2016	2015	2016	2015
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$53,819	$28,292	$129,761	$35,976
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(16,791)	$(33,652)	$(76,672)	$(23,198)
Mortgage servicing rights	Net loan servicing fees	$5,612	$19,061	$63,006	$13,868
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$(945)	$(6,772)	$(245)	$(18,065)
CRT agreements	Net gain on investments	$18,477	$626	$22,098	$626

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	September 30, 2016		December 31, 2015
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans
Nonperforming mortgage loans	$853,759	$1,162,496	$1,222,956	$1,702,548
Performing mortgage loans:
Fixed interest rate	339,813	459,394	417,658	535,610
Interest rate step-up	256,932	356,710	299,569	412,749
Adjustable-rate/hybrid	108,873	123,749	160,051	185,997
Balloon	—	—	160	204
	705,618	939,853	877,438	1,134,560
	1,559,377	2,102,349	2,100,394	2,837,108
Fixed interest rate jumbo mortgage loans held in a VIE	397,740	388,543	455,394	454,935
	$1,957,117	$2,490,892	$2,555,788	$3,292,043
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$1,549,685		$2,067,341
Asset-backed financing of a VIE at fair value and FHLB advances	$397,740		$455,394

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	September 30, 2016	December 31, 2015
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	71%	72%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	41%	48%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	California New York New Jersey Florida

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$299,458	$324,278	$341,846	$303,228
Transfers from mortgage loans at fair value and advances	42,300	82,405	156,352	240,483
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(5,282)	(2,212)	(17,548)	(3,505)
Results of REO:
Valuation adjustments, net	(7,888)	(8,734)	(25,816)	(26,740)
Gain on sale, net	4,603	4,513	13,930	14,881
	(3,285)	(4,221)	(11,886)	(11,859)
Proceeds from sales	(44,843)	(46,687)	(180,416)	(174,784)
Balance at end of period	$288,348	$353,563	$288,348	$353,563

REO pledged to secure assets sold under agreements to repurchase	$56,037	$280,045
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	165,116	—
	$221,153	$280,045

Note 12—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance at beginning of period	$57,977	$57,343	$66,584	$57,358
Purchases	—	—	2,602	—
MSRs resulting from mortgage loan sales	1,068	5,674	6,215	9,169
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(883)	(3,418)	(12,343)	(3,525)
Other changes in fair value (2)	(2,319)	(1,848)	(7,215)	(5,251)
	(3,202)	(5,266)	(19,558)	(8,776)
Balance at period end	$55,843	$57,751	$55,843	$57,751
MSRs carried at fair value pledged to secure notes payable at period end	$55,843	$57,751

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amortized Cost:
Balance at beginning of period	$465,301	$344,405	$404,101	$308,137
MSRs resulting from mortgage loan sales	76,567	47,140	167,691	103,281
Amortization	(17,902)	(11,333)	(47,720)	(30,913)
Sales	—	(12)	(106)	(305)
Balance at end of period	523,966	380,200	523,966	380,200
Valuation Allowance:
Balance at beginning of period	(51,820)	(7,011)	(10,944)	(7,714)
Additions	(3,460)	(7,845)	(44,336)	(7,142)
Balance at end of period	(55,280)	(14,856)	(55,280)	(14,856)
MSRs, net	$468,686	$365,344	$468,686	$365,344
Fair value at beginning of period	$417,094	$362,908	$424,154	$322,230
Fair value at period end	$472,790	$386,539
MSRs carried at lower of cost or fair value pledged to secure notes payable at period end	$468,686	$365,344

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the September 30, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12 months ended September 30,	amortization
(in thousands)
2017	$71,532
2018	62,271
2019	54,538
2020	47,902
2021	42,070
Thereafter	245,653
Total	$523,966

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Contractually-specified servicing fees	32,724	24,394	90,494	70,471
Ancillary and other fees:
Late charges	148	218	421	218
Other	1,432	888	3,839	3,327
	34,304	25,500	94,754	74,016

Note 13—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	2.26%	2.30%	2.19%	2.27%
Average balance	$3,538,720	$3,252,341	$3,202,829	$3,125,328
Total interest expense	$23,751	$21,350	$66,217	$60,470
Maximum daily amount outstanding	$4,824,044	$4,160,814	$5,221,997	$4,612,001

(1)

Excludes the effect of amortization of debt issuance costs of $2.2 million and $6.5 million for the quarter and nine months ended September 30, 2016, respectively, and $2.2 million and $6.7 million for the quarter and nine months ended September 30, 2015, respectively.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$4,042,150	$3,130,328
Unamortized debt issuance costs	(1,065)	(1,548)
	$4,041,085	$3,128,780
Weighted-average interest rate	2.27%	2.33%
Available borrowing capacity:
Committed	$150,469	$231,913
Uncommitted	860,382	661,756
	$1,010,851	$893,669
Margin deposits placed with counterparties included in Other assets	$13,443	$7,268
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$708,862	$313,753
Mortgage loans acquired for sale at fair value	$1,926,914	$1,204,462
Mortgage loans at fair value	$1,549,685	$2,067,341
Real estate acquired in settlement of loans	$221,153	$283,343
Deposits securing CRT Agreements	$416,163	$—
Derivatives related to CRT Agreements	$8,268	$—

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at September 30, 2016	Contractual balance
(in thousands)
Within 30 days	$453,172
Over 30 to 90 days	1,675,330
Over 90 days to 180 days	657,097
Over 180 days to 1 year	1,028,229
Over 1 year to 2 years	228,322
$4,042,150
Weighted average maturity (in months)	4.3

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2016:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$241,851	November 2, 2016	December 2, 2016
Credit Suisse First Boston Mortgage Capital LLC	$192,091	December 22, 2016	March 30, 2017
JPMorgan Chase & Co.	$125,475	-	January 26, 2017
Bank of America, N.A.	$30,361	December 19, 2016	March 28, 2017
Morgan Stanley	$7,721	November 17, 2016	August 25, 2017
Barclays Bank PLC	$11,223	December 2, 2016	December 2, 2016

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$7,492	November 21, 2016
Daiwa Capital Markets America Inc.	$10,181	November 19, 2016
JPMorgan Chase & Co.	$4,056	November 7, 2016
Royal Bank of Canada	$2,500	November 24, 2016
Wells Fargo, N.A.	$5,218	October 25, 2016

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$104,903	October 18, 2016
Bank of America, N.A.	$31,799	October 18, 2016
BNP Paribas Corporate & Institutional Banking	$19,192	October 12, 2016

Note 14—Mortgage Loan Participation and Sale Agreements

Two of the borrowing facilities secured by mortgage loans acquired for sale are in the form of mortgage loan participation and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such mortgage loans and the sale of the resulting security. A commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	1.76%	1.44%	1.71%	1.43%
Average balance	$73,537	$48,832	$70,955	$50,933
Total interest expense	$361	$226	$1,023	$699
Maximum daily amount outstanding	$99,469	$120,374	$99,469	$148,032

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $99,000 for the quarter and nine months ended September 30, 2016, respectively, and $47,000 and $146,000 for the quarter and nine months ended September 30, 2015, respectively.

September 30, 2016
(dollars in thousands)
Carrying value:
Amount outstanding	$88,458
Unamortized debt issuance costs	—
$88,458
Weighted-average interest rate	1.78%
Mortgage loans acquired for sale pledged to secure mortgage loan participation and sale agreements	$91,378

Note 15—Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule establishing new requirements for membership in the Federal Home Loan Banks. The final rule excludes captive insurance companies such as the Company’s insurance subsidiary, Copper Insurance, LLC, from membership.

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid all of the advances outstanding as of September 30, 2016.

The FHLB advances are summarized below:

	Quarter ended September 30,	Nine months ended September 30,
	2015	2016	2015
	(dollars in thousands)
Weighted-average interest rate	0.27%	0.49%	0.27%
Average balance	$170,902	$32,560	$58,100
Total interest expense	$117	$122	$119
Maximum daily amount outstanding	$188,834	$201,130	$188,834

December 31, 2015
(dollars in thousands)
Carrying value	$183,000
Weighted-average interest rate	0.30%
Fair value of assets securing FHLB advances:
Mortgage-backed securities	$8,720
Mortgage loans acquired for sale at fair value	$63,993
Mortgage loans at fair value	$134,172

Note 16—Notes Payable

On January 22, 2016, the Company, through PMC, entered into an Amended and Restated Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae MBS in an aggregate loan amount not to exceed $200 million. The note matures on December 2, 2016, subject to a wind down period of up to one year following such maturity date.

On September 15, 2016, the Company, through PMC, entered into an Amended and Restated Loan and Security Agreement with Citibank, N.A., pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Freddie Mac MBS in an aggregate loan amount not to exceed $125 million. The note matures on December 2, 2016.

Following is a summary of financial information relating to the notes payable:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	4.76%	4.25%	4.68%	4.24%
Average balance	$170,907	$195,030	$190,878	$85,907
Total interest expense	$2,883	$2,375	$9,217	$3,369
Maximum daily amount outstanding	$196,317	$198,191	$234,476	$198,191

(1)

Excludes the effect of amortization of debt issuance costs of $805,000 and $2.4 million for the quarter and nine months ended September 30, 2016, respectively, and $562,000 and $915,000 for the quarter and nine months ended September 30, 2015, respectively.

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$196,144	$236,107
Unamortized debt issuance costs	(12)	(92)
	$196,132	$236,015
Weighted-average interest rate	4.44%	4.53%
MSRs pledged to secure notes payable	$524,529	$459,741

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Weighted-average fair value	$330,622	$170,262	$326,962	$165,024
Interest expense	$5,253	$1,787	$10,212	$4,671
Weighted-average effective interest rate	3.23%	3.30%	3.31%	3.35%

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Carrying value	$384,407	$247,690
UPB	$375,477	$248,284
Weighted-average interest rate	3.51%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of September 30, 2016, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Weighted-average UPB	$250,000	$250,000	$250,000	$250,000
Interest expense (1)	$3,620	$3,605	$10,848	$10,803

(1)

Total interest expense includes amortization of debt issuance costs of $261,000 and $770,000 for the quarter and nine months ended September 30, 2016, respectively, and $245,000 and $726,000 for the quarter and nine months ended September 30, 2015, respectively.

	September 30, 2016	December 31, 2015
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(4,176)	(4,946)
	$245,824	$245,054

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Balance, beginning of period	$19,258	$16,714	$20,171	$14,242
Provision for losses
Pursuant to mortgage loan sales	781	1,833	2,002	4,177
Reduction in liability due to change in estimate	(5,098)	—	(6,822)	—
Losses incurred	(14)	(74)	(424)	(176)
Recoveries	—	—	—	230
Balance, end of period	$14,927	$18,473	$14,927	$18,473
UPB of mortgage loans subject to representations and warranties at period end	$50,167,783	$39,730,788

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2016, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2016
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$2,431,253
Commitments to fund Deposits securing credit risk transfer agreements (1)	$35,106

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

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

The following table summarizes the Company’s share repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,		Cumulative
	2016	2015	2016	2015	Total (1)
Common shares repurchased	687,144	1,019,487	7,029,048	1,019,487	8,073,535
Cost of common shares repurchased (in thousands)	$10,595	$15,955	$93,429	$15,955	$109,767

(1)	Amounts represent the share repurchase program total through September 30, 2016.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Common Share Issuances

The Company has entered into an ATM Equity Offering Sales AgreementSM. During the nine months ended September 30, 2016 and 2015, the Company did not sell any common shares under the agreement. At September 30, 2016, the Company had approximately $106.9 million of common shares available for issuance under the agreement.

Note 22—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$165	$115	$747	$417
Mortgage-backed securities	3,394	2,614	8,863	7,752
Mortgage loans acquired for sale at fair value	15,008	20,704	37,868	38,120
Mortgage loans at fair value	28,952	24,364	81,180	68,089
Mortgage loans at fair value held by a VIE	4,040	5,598	14,520	15,440
Other	1,748	17	3,533	42
	53,307	53,412	146,711	129,860
From PFSI—ESS purchased from PFSI, at fair value	4,827	8,026	17,555	17,596
	58,134	61,438	164,266	147,456
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	23,751	21,350	66,217	60,470
Mortgage loan participation and sale agreements	361	226	1,023	699
FHLB advances	—	117	122	119
Notes payable	2,883	2,375	9,217	3,369
Asset-backed financings of VIEs at fair value (1)	5,253	7,586	10,212	11,583
Exchangeable Notes	3,620	3,605	10,848	10,803
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,142	849	4,703	3,313
Placement fees on mortgage loan impound deposits	346	363	787	1,067
	38,356	36,471	103,129	91,423
To PFSI—Note payable	1,974	1,289	5,798	1,822
	40,330	37,760	108,927	93,245
Net interest income	$17,804	$23,678	$55,339	$54,211

(1)	The results for the quarter and nine months ended September 30, 2015 include interest expense from Asset-backed financing of a VIE at fair value and CRT Agreements financing at fair value.

Note 23—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash loss:
Mortgage loans	$(25,102)	$4,579	$(46,582)	$(54,183)
Hedging activities	(17,378)	(33,268)	(79,072)	(27,082)
	(42,480)	(28,689)	(125,654)	(81,265)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	77,635	52,814	173,906	112,450
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(781)	(1,833)	(2,002)	(4,177)
Reduction in liability due to change in estimate	5,098	—	6,822	—
Change in fair value of financial instruments held at period end:
IRLCs	(1,429)	9,073	10,681	3,146
Mortgage loans	5,228	(17,097)	16,980	1,181
Hedging derivatives	587	(384)	2,400	3,884
	4,386	(8,408)	30,061	8,211
	$43,858	$13,884	$83,133	$35,219

Note 24—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$517	$3,564	$9,948	$(1,622)
Mortgage loans at fair value:
Distressed mortgage loans	(3,400)	31,909	(2,468)	79,163
Mortgage loans held in a VIE	(536)	7,421	7,810	(2,856)
CRT Agreements	18,477	626	22,098	626
Asset-backed financing of a VIE at fair value	2,990	(3,941)	(5,974)	(719)
Hedging derivatives	(945)	(6,777)	(245)	(18,071)
	17,103	32,802	31,169	56,521
From PFSI—ESS	(2,824)	(7,844)	(36,275)	(5,502)
	$14,279	$24,958	$(5,106)	$51,019

Note 25—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Servicing fees (1)	$34,304	$25,500	$94,754	$74,016
MSR recapture income from PFSI	409	670	849	670
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(17,902)	(11,333)	(47,720)	(30,913)
Provision for impairment	(3,460)	(7,845)	(44,336)	(7,142)
Gain on sale	—	4	11	87
Carried at fair value—change in fair value	(3,202)	(5,266)	(19,558)	(8,776)
Gains on hedging derivatives	5,612	19,061	63,006	13,868
	(18,952)	(5,379)	(48,597)	(32,876)
Net mortgage loan servicing fees	$15,761	$20,791	$47,006	$41,810
Average servicing portfolio	$48,997,875	$38,172,371	$46,125,926	$36,446,663

(1)	Includes contractually specified servicing and ancillary fees.

Note 26—Share-Based Compensation Plans

As of September 30, 2016 and December 31, 2015, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
RSUs granted	—	—	217,997	294,684
PSUs granted	—	—	112,079	—
Total share units granted	—	—	330,076	294,684
Fair value of RSUs granted	$—	$—	$2,690	$6,286
Fair value of PSUs granted	—	—	1,351	—
Total fair value of share units granted	$—	$—	$4,041	$6,286
RSUs vested	—	—	298,581	301,763
PSUs vested	—	—	—	—
Total share units vested	—	—	298,581	301,763
Compensation expense	$1,129	$1,294	$4,142	$4,979

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Common overhead allocation from PFSI	$1,417	$2,550	$6,413	$7,487
Mortgage loan origination	2,202	1,367	4,880	3,496
Real estate held for investment	821	146	2,308	213
Technology	279	307	1,045	910
Insurance	304	309	938	984
Other	1,123	795	2,713	2,436
	$6,146	$5,474	$18,297	$15,526

Note 28—Income Taxes

The Company’s effective tax rate was 21.3% and 6.8% for the quarter and nine months ended September 30, 2016 and 14.0% and (12.1)% for the quarter and nine months ended September 30, 2015, respectively. The Company’s taxable REIT subsidiary recognized tax expense of $9.7 million and $3.6 million on income of $24.2 million and $9.0 million while the Company reported consolidated pretax income of $45.0 million and $47.9 million for the quarter and nine months ended September 30, 2016, respectively. For the same periods in 2015, the taxable REIT subsidiary recognized tax expense of $6.1 million and tax benefit of $6.8 million on income of $14.8 million and loss of $16.5 million while the Company reported a consolidated pretax income of $45.1 million and $66.4 million, respectively. The relative values between the tax benefit at the taxable REIT subsidiary and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 29—Segments and Related Information

Financial highlights by operating segment are summarized below:

	Correspondent	Investment
Quarter ended September 30, 2016	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$14,850	$43,284	$58,134
Interest expense	(9,373)	(30,957)	(40,330)
	5,477	12,327	17,804
Net gain on mortgage loans acquired for sale	43,858	—	43,858
Net gain on investments	—	14,279	14,279
Net mortgage loan servicing fees	—	15,761	15,761
Other income (loss)	12,724	(1,100)	11,624
	62,059	41,267	103,326
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	27,969	15,350	43,319
Other	2,707	12,286	14,993
	30,676	27,636	58,312
Pre-tax income	$31,383	$13,631	$45,014
Total assets at period end	$2,072,185	$4,546,716	$6,618,901

	Correspondent	Investment
Quarter ended September 30, 2015	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$13,748	$47,690	$61,438
Interest expense	(6,370)	(31,390)	(37,760)
	7,378	16,300	23,678
Net gain on mortgage loans acquired for sale	13,884	—	13,884
Net gain on investments	—	24,958	24,958
Net mortgage loan servicing fees	—	20,791	20,791
Other income	9,154	(1,691)	7,463
	30,416	60,358	90,774
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	18,367	16,664	35,031
Other	1,876	8,760	10,636
	20,243	25,424	45,667
Pre-tax income	$10,173	$34,934	$45,107
Total assets at period end	$1,073,070	$4,519,161	$5,592,231

	Correspondent	Investment
Nine months ended September 30, 2016	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$37,288	$126,978	$164,266
Interest expense	(22,443)	(86,484)	(108,927)
	14,845	40,494	55,339
Net gain on mortgage loans acquired for sale	83,133	—	83,133
Net loss on investments	—	(5,106)	(5,106)
Net mortgage loan servicing fees	—	47,006	47,006
Other income (loss)	28,097	(5,309)	22,788
	126,075	77,085	203,160
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	61,033	52,763	113,796
Other	6,315	35,150	41,465
	67,348	87,913	155,261
Pre-tax income (loss)	$58,727	$(10,828)	$47,899
Total assets at period end	$2,072,185	$4,546,716	$6,618,901

	Correspondent	Investment
Nine months ended September 30, 2015	production	activities	Total
	(in thousands)
Net investment income:
Interest income	$29,858	$117,598	$147,456
Interest expense	(14,953)	(78,292)	(93,245)
	14,905	39,306	54,211
Net gain on mortgage loans acquired for sale	35,219	—	35,219
Net gain on investments	—	51,019	51,019
Net mortgage loan servicing fees	—	41,810	41,810
Other income (loss)	21,857	(5,920)	15,937
	71,981	126,215	198,196
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	47,313	51,505	98,818
Other	4,803	28,200	33,003
	52,116	79,705	131,821
Pre-tax income	$19,865	$46,510	$66,375
Total assets at period end	$1,073,070	$4,519,161	$5,592,231

Note 30—Supplemental Cash Flow Information

	Nine months ended September 30,
	2016	2015
	(in thousands)
Cash paid for interest	$111,008	$85,876
Income taxes paid, net	$388	$700
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$173,906	$112,450
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$156,352	$240,483
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$17,548	$4,440
Receipt of ESS pursuant to recapture agreement with PFSI	$5,039	$4,833
Non-cash financing activities:
Dividends payable	$31,804	$35,019

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

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	September 30, 2016
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)				(in thousands)
September 30, 2016	$416,721	$129,771	11%	6%	$113,271	$17,818
December 31, 2015	$409,930	$107,405	13%	6%	$46,030	$16,481

(1)	Calculated in accordance with the respective Agency’s capital and liquidity requirements.

Noncompliance with the respective Agency’s capital and liquidity requirements can result in the respective Agency taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 32—Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”), which supersedes the guidance in ASC 605, Revenue Recognition. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.

Upon adoption, ASU 2014-09 provides for transition through either a full retrospective approach requiring the restatement of all presented prior periods or a modified retrospective approach, which allows the new recognition standard to be applied to only those contracts that are not completed at the date of transition. If the modified retrospective approach is adopted, a cumulative-effect adjustment to retained earnings is performed with additional disclosures required including the amount by which each line item is affected by the transition as compared to the guidance in effect before adoption and an explanation of the reasons for significant changes in these amounts.

The FASB has issued several amendments to the new revenue standard ASU 2014-09, including:

In May 2014, ASU 2015-14, Revenue From Contracts With Customers (“ASU 2015-14”). This update deferred the initial effective date of ASU 2014-09. As a result of the issuance of ASU 2015-14, ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

In March 2015, ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments to this update are intended to improve the implementation guidance on principal versus agent considerations in ASU 2014-09 by clarifying how an entity should identify the unit of accounting (i.e. the specified good or service) and how an entity should apply the control principle to certain types of arrangements.

In May 2016, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments to this update clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and has not yet identified which transition method will be applied upon adoption.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). ASU 2016-01 affects the accounting for equity investments, financial liabilities under the fair value option, the presentation and disclosure requirements for financial instruments, and the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities.

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

In March 2016, The FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including:

•

Modifies the accounting for income taxes relating to share-based payments. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) will be recognized as income tax expense or benefit in the consolidated statement of income. The tax effects of exercised or vested awards will be treated as discrete items in the reporting period in which they occur. An entity will recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Under current GAAP, excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the consolidated statement of income in the period they reduce income taxes payable.
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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.

Under GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting establishes the fundamental basis for measuring and classifying assets and liabilities.

ASU 2014-15 extends the responsibility for performing the going-concern assessment to management and contains guidance on (1) how to perform a going-concern assessment and (2) when going-concern disclosures are required under GAAP.

Under ASU 2014-15, an entity would be required to evaluate its status as a going concern as part of its periodic financial statement preparation process and would be required to disclose information about its potential inability to continue as a going concern when “substantial doubt” about its ability to continue as a going concern for the period of one year from the earlier of the date its financial statements are issued or are ready to be issued.

If management concludes that there is “substantial doubt about the entity’s ability to continue as a going concern,” it must disclose the principal conditions or events causing substantial doubt to be raised, management’s evaluation of the conditions and management’s plans. If substantial doubt is not alleviated as a result of management’s plans, the entity is required to include a statement that there is “substantial doubt about the entity’s ability to continue as a going concern.” ASU 2014-15 also requires an entity to disclose how the substantial doubt was resolved in the period that substantial doubt no longer exists.

ASU 2014-15 is effective for the annual period ending December 31, 2016. The requirements of ASU 2014-15 are not expected to have an effect on the financial statements of the Company upon adoption.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On October 4, 2016, the Company, through PMC, amended the terms of its master repurchase agreement, dated November 20, 2012, by and among Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (collectively, “Morgan Stanley”), on the one hand, and PMC, on the other hand (the “MS Repurchase Agreement”), pursuant to which PMC may sell, and later repurchase, newly originated mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization.

Prior to the amendment, the MS Repurchase Agreement provided for a maximum aggregate purchase price of $300 million. Of this amount, $200 million was committed and available for purchases under the MS Repurchase Agreement.  Pursuant to the terms of the amendment, Morgan Stanley agreed to increase the maximum aggregate purchase price from $300 million to $400 million. Of this amount, $250 million is committed and available for purchases under the MS Repurchase Agreement.

•

On October 14, 2016, the Company, through PMC and the Operating Partnership, entered into a master repurchase agreement with JPMorgan Chase Bank, N.A. (“JPM”), pursuant to which PMC and the Operating Partnership may sell to JPM, and later repurchase, newly originated mortgage loans in an aggregate principal amount of up to $200 million, $50 million of which is committed (the “JPM Repurchase Agreement”). The JPM Repurchase Agreement will be used to fund newly originated mortgage loans that are purchased from correspondent lenders by PMC and held for sale and/or securitization.

•

On October 14, 2016, the Company, through the Operating Partnership, PMC, PennyMac Holdings, LLC (“PMH”) and PMC REO Financing Trust (“REO Subsidiary”), entered into amendments (the “October Amendments”) to the terms of (i) its Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC (“CSFB”), the Operating Partnership, PMC, PMH, REO Subsidiary and the Company (the “Consolidated Repurchase Agreement”), pursuant to which the Company, through the Operating Partnership, PMC and/or PMH, as applicable, may sell, and later repurchase, (a) newly originated mortgage loans that PMC purchases from correspondent lenders and holds pending sale and/or securitization, (b) newly originated mortgage loans that have been purchased by PMC from correspondent lenders and pledged by PMC to PMH or the Operating Partnership pending sale and/or securitization by PMC, and (c) distressed mortgage loans and equity interests in REO Subsidiary; and (ii) its Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among CSFB, the Operating Partnership and the Company, pursuant to which the Operating Partnership may sell to CSFB, and later repurchase, newly originated mortgage loans for which the Operating Partnership provides financing to third-party mortgage loan originators (the “Re-warehouse Facility”).

The original terms of the Consolidated Repurchase Agreement and the Re-warehouse Facility collectively provided for a maximum combined purchase price of $850 million. Of this amount, $650 million was committed and available for purchases under the Consolidated Repurchase Agreement to the extent not reduced by purchased amounts outstanding under the Re-warehouse Facility, while $300 million was committed and available for purchases under the Re-warehouse Facility to the extent not reduced by purchased amounts outstanding under the Consolidated Repurchase Agreement. On September 26, 2016, CSFB previously agreed to increase the maximum combined purchase price provided for under the Consolidated Repurchase Agreement and the Re-warehouse Facility from $850 million to $1.15 billion until October 26, 2016, at which time the maximum combined purchase price would be reset to $850 million.  Pursuant to the terms of the October Amendments, CSFB agreed to extend such increase in the maximum combined purchase price to December 23, 2016.

•

On October 21, 2016, the Company entered into an agreement to sell $172 million in UPB of performing loans from its distressed portfolio. The sale is scheduled to settle in December 2016. Although definitive documentation has been executed, these transactions are subject to continuing due diligence and customary closing conditions. There can be no assurance regarding the size of the transactions or that the transactions will be completed at all.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have pursued this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the mortgage servicing rights (“MSRs”). We have also invested in excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”) and mortgage-backed securities (“MBS”). In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity.

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

We seek to maximize the value of the distressed mortgage loans that we acquired using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and nine months ended September 30, 2016, we did not acquire distressed mortgage loans and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and real estate acquired in settlement of loans (“REO”) totaling $102.9 million and $696.9 million, respectively. During the quarter and nine months ended September 30, 2015, we acquired distressed mortgage loans with fair values totaling zero and $242.0 million and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO totaling $114.9 million and $390.4 million, respectively.

During the quarter and nine months ended September 30, 2016, we purchased newly originated prime credit quality loans with fair values totaling $19.8 billion and $45.3 billion, respectively, as compared to $15.1 billion and $35.9 billion for the same periods in 2015, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the period we hold the mortgage loan prior to the sale to PLS. During the quarter and nine months ended September 30, 2016, we received sourcing fees totaling $3.5 million and

$8.3 million, respectively, relating to $11.7 billion and $27.6 billion in UPB of mortgage loans at fair value that we sold to PLS, as compared to $3.2 million and $7.1 million relating to $10.8 billion and $23.6 billion in UPB of loans that we sold to PLS for the same periods in 2015.

During the quarter and nine months ended September 30, 2016, we received MSRs with fair values at initial recognition totaling $77.6 million and $173.9 million, respectively, compared to $52.8 million and $112.5 million for the same periods in 2015.

We believe that Ginnie Mae ESS is an attractive long-term investment that allows us to leverage the mortgage loan servicing and origination capabilities of PLS and ESS can act as a hedge for us against the interest-rate sensitivity of other assets, such as MBS or the inventory of our correspondent production business. During the quarter and nine months ended September 30, 2016, we did not purchase any ESS from PFSI and we received $1.4 million and $5.0 million, respectively, pursuant to a recapture agreement with PFSI, compared to purchases of $84.2 million and $271.5 million and receipt of $2.3 million and $4.8 million of ESS pursuant to such recapture agreement for the same periods in 2015.

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole loans. During the quarter and nine months ended September 30, 2016, we made investments in CRT Agreements totaling $89.7 million and $282.4 million, respectively.

We supplement these activities through our participation in other mortgage-related activities, including:

•

Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $301.7 million and $551.7 million during the quarter and nine months ended September 30, 2016, respectively, as compared to zero and $62.2 million for the same periods in 2015.

•

Acquisition of small balance (typically under $10 million) commercial real estate loans. During the quarter and nine months ended September 30, 2016, we acquired $3.7 million and $9.7 million in fair value of small balance commercial real estate loans.

•

To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. During the nine months ended September 30, 2016, we issued $182.4 million in fair value of such securities.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the quarter and nine months ended September 30, 2016, we repurchased approximately 687,000 and 7.0 million common shares at a cost of $10.6 million and $93.4 million, respectively, for a cumulative total of 8.1 million common shares repurchased at a cost of $109.8 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, albeit at a modest pace, as reflected in recent economic data. During the third quarter of 2016, U.S. real gross domestic product expanded at an annual rate of 2.9%, compared to 2.0% for the third quarter of 2015 and 1.4% for the second quarter of 2016. The national seasonally adjusted unemployment rate was 5.0% at September 30, 2016, 4.9% at June 30, 2016 and 5.1% at September 30, 2015. Delinquency rates on residential real estate loans remain elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the second quarter of 2016, the delinquency rate on residential real estate loans held by commercial banks was 4.6%, a reduction from 5.8% during the second quarter of 2015.

Residential real estate activity remains strong. The seasonally adjusted annual rate of existing home sales for September 2016 was 0.6% higher than for September 2015, and the national median existing home price for all housing types was $234,200, a 5.6% increase from September 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during the quarter ended September 30, 2016 decreased by 10% as compared to the quarter ended September 30, 2015. However, foreclosure activity is expected to remain above historical average levels through 2016 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 3.50% during the third quarter of 2016 while during the third quarter of 2015, thirty-year fixed mortgage interest rates ranged from a low of 3.84% to a high of 4.09% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey). Interest rates generally remained flat in the third quarter of 2016.

Mortgage lenders originated an estimated $580 billion of home loans during the third quarter of 2016, up 27.5% from the third quarter of 2015. Total mortgage originations are forecast to be higher in 2016 versus 2015, with current industry estimates for 2016 averaging $1.9 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

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

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed throughout 2015 and the first nine months of 2016. Prime jumbo securitizations totaled $1.0 billion in UPB in the third quarter of 2016, a decrease from $2.1 billion in the third quarter of 2015. During the nine months ended September 30, 2016, we produced approximately $14 million in UPB of jumbo loans compared to $111 million in UPB of jumbo loans produced during the nine months ended September 30, 2015.

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

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Net investment income	$103,326	$90,774	$203,160	$198,196
Expenses	(58,312)	(45,667)	(155,261)	(131,821)
(Provision for) benefit from income taxes	(9,606)	(6,295)	(3,262)	8,016
Net income	$35,408	$38,812	$44,637	$74,391
Pre-tax income by segment:
Correspondent production	$31,383	$10,173	$58,727	$19,865
Investment activities	13,631	45,014	(10,828)	46,510
	$45,014	$55,187	$47,899	$66,375
Earnings per share:
Basic	$0.52	$0.51	$0.63	$0.98
Diluted	$0.49	$0.49	$0.63	$0.95
Dividends per share:
Declared	$0.47	$0.47	$1.41	$1.69
Paid	$0.47	$0.61	$1.41	$1.83
Investment activities:
Mortgage loans and REO:
Purchases	$—	$—	$—	$241,981
Cash proceeds from liquidation activities	$102,884	$114,852	$696,923	$390,414
MBS:
Purchases	$301,729	$37,095	$551,654	$62,224
Cash proceeds from repayment and sales	$123,329	$12,776	$172,470	$52,520
ESS:
Purchases from PFSI	$—	$84,165	$—	$271,452
Cash proceeds from repayment and sales	$16,342	$24,717	$113,668	$55,800
CRT Agreements:
Cash deposited	$89,697	$59,841	$282,434	$87,891
Distributions received	$7,038	$—	$14,358	$—
Per share closing prices:
During the period:
High	$16.88	$18.30	$16.88	$22.99
Low	$14.80	$14.69	$11.21	$14.69
At period end	$15.58	$15.47

	September 30, 2016	December 31, 2015
Total assets (in thousands)	$6,618,901	$5,826,924
Book value per share	$20.21	$20.28

During the quarter and nine months ended September 30, 2016, we recorded net income of $35.4 million, or $0.49 per diluted share, and net income of $44.6 million, or $0.63 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2016 reflects net interest income of $17.8 million and $55.3 million, supplemented by $15.8 million and $47.0 million of net mortgage loan servicing fees, respectively. During the quarter and nine months ended September 30, 2016, we purchased $19.8 billion and $45.3 billion, respectively, in fair value of newly originated mortgage loans. We recognized net gains on such loans totaling approximately $43.9 million and $83.1 million, respectively, including $77.6 million and $173.9 million of MSRs retained upon sale of such loans, respectively. At September 30, 2016, we held mortgage loans acquired for sale with fair values totaling $2.0 billion, $575.5 million of which were pending sale to PLS.

During the quarter and nine months ended September 30, 2015, we recorded net income of $38.8 million, or $0.49 per diluted share, and $74.4 million, or $0.95 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2015 reflects net interest income of $23.7 million and $54.2 million, respectively, supplemented by net gains on our investments totaling $25.0 million and $51.0 million and net mortgage loan servicing fees of $20.8 million and $41.8 million, respectively. During the quarter and nine months ended September 30, 2015, we purchased $15.1 billion and $35.9 billion, respectively, in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $13.9 million and $35.2 million, respectively, including $52.8 million and $112.5 million of MSRs retained upon securitization or sale of such loans, respectively.

Our net income decreased during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015, primarily due to a decrease in pretax income in our investment activities segment of $21.3 million and $57.3 million, respectively. Pretax income was $34.9 million and $46.5 million during the quarter and nine months ended September 30, 2015 compared to pretax income of $13.6 million and a pretax loss of $10.8 million for the same periods in 2016, respectively. During the quarter and nine months ended September 30, 2016, our investment activities segment recognized net investment income totaling $41.3 million and $77.1 million, respectively, a decrease of $19.1 million and $49.1 million from $60.4 million and $126.2 million during the same periods in 2015, primarily due to losses from our investments in ESS and mortgage loans at fair value, which reflect the effects of increased prepayment expectations in the portfolios of MSRs underlying our investments in ESS and the effects of our expectations of longer liquidation periods and lower home price appreciation for certain of our nonperforming loans. Longer liquidation periods increase our expectations of liquidation costs, which reduce our cash flow expectations from the mortgage loans, and decrease the present value of the expected cash flows.

In our correspondent production activities, our net investment income increased during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015, by $31.6 million and $54.1 million from $30.4 million and $72.0   million to $62.1 million and $126.1 million, respectively. We received proceeds of $6.9 billion and $15.3 billion from the sale of mortgage loans to nonaffiliates during the quarter and nine months ended September 30, 2016, as compared to $4.9 billion and $10.6 billion during the same periods in 2015. We issued $8.7 billion and $18.5 billion of IRLCs relating to Agency and jumbo mortgage loans in the quarter and nine months ended September 30, 2016, respectively, an increase of $4.6 billion and $6.5 billion from the same periods in 2015. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume and higher margins, both of which were driven by an increased market size and larger customer base.

Net Investment Income

During the quarter and nine months ended September 30, 2016, we recorded net investment income of $103.3 million and $203.2 million, respectively, comprised primarily of $43.9 million and $83.1 million of net gain on mortgage loans acquired for sale, $17.8 million and $55.3 million of net interest income, $15.8 million and $47.0 million of net loan servicing fees, and $12.7 million and $28.1 million of mortgage loan origination fees, partially offset by $3.3 million and $11.9 million of losses from results of REO.

During the quarter and nine months ended September 30, 2015, we recorded net investment income of $90.8 million and $198.2 million, respectively, comprised primarily of $13.9 million and $35.2 million of net gain on mortgage loans acquired for sale, net interest income of $23.7 million and $54.2 million, $20.8 million and $41.8 million of net loan servicing fees, $9.1 million and $21.7 million of loan origination fees, and $25.0 million and $51.0 million of net gain on investments, partially offset by $4.2 million and $11.9 million of losses from results of REO.

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions. Because we have elected to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS, IRLCs, CRT Agreements and hedging derivatives), a portion of our MSRs and our asset-backed financing at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to MBS, mortgage loans held in a VIE, and asset-backed financing.

The amounts of non-cash income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net interest income
Capitalization of interest pursuant to mortgage loan modifications	$23,068	$14,849	$62,783	$34,979
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(2,714)	765	(1,628)	884
	20,354	15,614	61,155	35,863
Net gain on mortgage loans acquired for sale
Receipt of MSRs in mortgage loan sale transactions	77,635	52,814	173,906	112,450
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(781)	(1,833)	(2,002)	(4,177)
Reduction in liability due to change in estimate	5,098	—	6,822	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	(1,429)	9,073	10,681	3,146
Mortgage loans acquired for sale	5,228	(17,097)	16,980	1,181
Hedging derivatives	587	(384)	2,400	3,884
	86,338	42,573	208,787	116,484
Net gain (loss) on investments
Mortgage-backed securities:
Agency	819	2,432	8,251	(747)
Non Agency	(302)	1,132	1,697	(875)
Mortgage loans:
at fair value	(4,844)	29,040	(6,272)	71,642
at fair value held in a variable interest entity	(536)	7,421	7,810	(2,856)
ESS	(2,824)	(7,844)	(36,275)	(5,502)
CRT Agreements	12,271	626	9,497	626
Asset-backed financing of a VIE	2,990	(3,941)	(5,974)	(719)
	7,574	28,866	(21,266)	61,569
Net loan servicing fees—MSR valuation adjustments	(4,343)	(11,263)	(56,679)	(10,667)
	$109,923	$75,790	$191,997	$203,249
Net investment income	$103,326	$90,774	$203,160	$198,196
Non-cash items as a percentage of net investment income	106%	83%	95%	103%

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

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan investments and REO, net gain in fair value that we accumulated over the period during which we owned mortgage loan investments and REO liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended September 30,
	2016			2015
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$29,921	$4,811	$1,444	$57,022	$6,122	$2,852
REO	44,814	(5,085)	4,603	46,686	734	4,512
	74,735	(274)	6,047	103,708	6,856	7,364
Performing mortgage loan sale	—	—	—	—	—	—
	$74,735	$(274)	$6,047	$103,708	$6,856	$7,364

	Nine months ended September 30,
	2016			2015
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$104,836	$12,911	$4,200	$169,440	$18,851	$7,480
REO	180,387	(3,846)	13,930	174,784	3,786	14,880
	285,223	9,065	18,130	344,224	22,637	22,360
Performing mortgage loan sale	344,302	59,812	(396)	—	—	—
	$629,525	$68,877	$17,734	$344,224	$22,637	$22,360

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $3.3 million and $28.0 million for assets liquidated during the quarter and nine months ended September 30, 2016, respectively, as compared to $3.6 million and $12.0 million during the same periods in 2015. Servicing and activity fees for the nine months ended September 30, 2016 include $5.1 million relating to the sale of performing mortgage loans.

Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$15,008	$—	$15,008	$1,607,564	3.65%
Investment activities:
Short-term investments	165	—	165	33,337	1.94%
Mortgage-backed securities:
Agency	4,077	(1,172)	2,905	496,490	2.29%
Non-Agency prime jumbo	510	(21)	489	54,849	3.49%
	4,587	(1,193)	3,394	551,339	2.41%
Mortgage loans:
at fair value	28,952	—	28,952	1,579,246	7.17%
at fair value held by variable interest entity	3,847	193	4,040	413,749	3.82%
	32,799	193	32,992	1,992,995	6.48%
ESS from PFSI	4,827	—	4,827	288,340	6.55%
Total investment activities	42,378	(1,000)	41,378	2,866,011	5.65%
Other	1,748	—	1,748	—
	59,134	(1,000)	58,134	4,473,575	5.08%
Liabilities:
Assets sold under agreements to repurchase	21,521	2,230	23,751	3,538,720	2.63%
Mortgage loan participation and sale agreements	330	31	361	73,537	1.92%
Notes payable	2,078	805	2,883	170,907	6.60%
Asset-backed financings of a VIE at fair value	2,733	2,520	5,253	330,622	6.22%
Exchangeable Notes	3,359	261	3,620	250,000	5.67%
Note payable to PFSI	1,646	328	1,974	150,000	5.15%
	31,667	6,175	37,842	4,513,786	3.28%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,142	—	2,142	—
Placement fees on mortgage loan impound deposits	346	—	346	—
	34,155	6,175	40,330	4,513,786	3.50%
Net interest income	$24,979	$(7,175)	$17,804
Net interest margin					1.56%
Net interest spread					1.59%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Quarter ended September 30, 2015
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$20,704	$—	$20,704	$1,783,011	4.54%
Investment activities:
Short-term investments	115	—	115	46,178	0.97%
Mortgage-backed securities:
Agency	1,610	75	1,685	188,685	3.49%
Non-Agency prime jumbo	913	16	929	106,923	3.40%
	2,523	91	2,614	295,608	3.46%
Mortgage loans:
at fair value	24,364	—	24,364	2,201,533	4.33%
at fair value held by variable interest entity	4,574	1,024	5,598	481,925	4.55%
	28,938	1,024	29,962	2,683,458	4.37%
ESS from PFSI	8,026	—	8,026	428,331	7.33%
Total investment activities	39,602	1,115	40,717	3,453,575	4.61%
Other	17	—	17	—
	60,323	1,115	61,438	5,236,586	4.59%
Liabilities:
Assets sold under agreements to repurchase	19,113	2,237	21,350	3,252,341	2.57%
Mortgage loan participation and sale agreements	179	47	226	48,832	1.81%
Federal Home Loan Bank advances	117	—	117	170,902	0.27%
Notes payable	1,813	562	2,375	195,030	4.77%
Asset-backed financings of VIEs at fair value	7,235	351	7,586	1,329,025	2.23%
Exchangeable Notes	3,359	246	3,605	250,000	5.64%
Note payable to PFSI	—	1,289	1,289	121,079	4.17%
	31,816	4,732	36,548	5,367,209	2.66%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	849	—	849	—
Placement fees on mortgage loan impound deposits	363	—	363	—
	33,028	4,732	37,760	5,367,209	2.75%
Net interest income	$27,295	$(3,617)	$23,678
Net interest margin					1.77%
Net interest spread					1.84%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Nine months ended September 30, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$37,868	$—	$37,868	$1,317,230	3.78%
Investment activities:
Short-term investments	747	—	747	35,468	2.77%
Mortgage-backed securities:
Agency	8,785	(1,753)	7,032	358,914	2.57%
Non-Agency prime jumbo	2,008	(177)	1,831	76,154	3.16%
	10,793	(1,930)	8,863	435,068	2.68%
Mortgage loans:
at fair value	81,180	—	81,180	1,810,779	5.89%
at fair value held by variable interest entity	12,233	2,287	14,520	434,967	4.39%
	93,413	2,287	95,700	2,245,746	5.60%
ESS from PFSI	17,555	—	17,555	328,413	7.02%
Total investment activities	122,508	357	122,865	3,044,695	5.30%
Other	3,533	—	3,533	—
	163,909	357	164,266	4,361,925	4.95%
Liabilities:
Assets sold under agreements to repurchase	59,705	6,512	66,217	3,202,829	2.72%
Mortgage loan participation and sale agreements	924	99	1,023	70,955	1.89%
Federal Home Loan Bank advances	122	—	122	32,560	0.49%
Notes payable	6,800	2,417	9,217	190,878	6.34%
Asset-backed financings of a VIE at fair value	8,227	1,985	10,212	326,962	4.10%
Exchangeable Notes	10,078	770	10,848	250,000	5.70%
Note payable to PFSI	4,806	992	5,798	150,000	5.08%
	90,662	12,775	103,437	4,224,184	3.22%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,703	—	4,703	—
Placement fees on mortgage loan impound deposits	787	—	787	—
	96,152	12,775	108,927	4,224,184	3.39%
Net interest income	$67,757	$(12,418)	$55,339
Net interest margin					1.67%
Net interest spread					1.56%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Nine months ended September 30, 2015
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$38,120	$—	$38,120	$1,189,754	4.23%
Investment activities:
Short-term investments	417	—	417	60,620	0.91%
Mortgage-backed securities:
Agency	4,771	133	4,904	189,900	3.41%
Non-Agency prime jumbo	2,827	21	2,848	112,525	3.34%
	7,598	154	7,752	302,425	3.38%
Mortgage loans:
at fair value	68,089	—	68,089	2,268,538	3.96%
at fair value held by variable interest entity	14,237	1,203	15,440	504,351	4.04%
	82,326	1,203	83,529	2,772,889	3.97%
ESS from PFSI	17,596	—	17,596	314,008	7.39%
Total investment activities	107,937	1,357	109,294	3,449,942	4.18%
Other	42	—	42	—
	146,099	1,357	147,456	4,639,696	4.19%
Liabilities:
Assets sold under agreements to repurchase	53,767	6,703	60,470	3,125,328	2.55%
Mortgage loan participation and sale agreements	553	146	699	50,933	1.81%
Federal Home Loan Bank advances	119	—	119	58,100	0.27%
Notes payable	2,454	915	3,369	85,907	5.17%
Asset-backed financings of VIEs at fair value	11,110	473	11,583	605,998	2.52%
Exchangeable Notes	10,077	726	10,803	250,000	5.70%
Note payable to PFSI	—	1,822	1,822	54,270	4.43%
	78,080	10,785	88,865	4,230,536	2.77%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,313	—	3,313	—
Placement fees on mortgage loan impound deposits	1,067	—	1,067	—
	82,460	10,785	93,245	4,230,536	2.91%
Net interest income	$63,639	$(9,428)	$54,211
Net interest margin					1.54%
Net interest spread					1.28%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2016			Nine months ended September 30, 2016
	vs.			vs.
	Quarter ended September 30, 2015			Nine months ended September 30, 2015
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$(3,792)	$(1,904)	$(5,696)	$(4,203)	$3,951	$(252)
Investment activities:
Short-term investments	89	(39)	50	563	(233)	330
Mortgage -backed securities:
Agency	(746)	1,966	1,220	(1,428)	3,556	2,128
Non-Agency prime jumbo	24	(464)	(440)	(144)	(873)	(1,017)
	(722)	1,502	780	(1,572)	2,683	1,111
Mortgage loans:
at fair value	12,836	(8,248)	4,588	28,777	(15,686)	13,091
at fair value held by variable interest entity	(825)	(733)	(1,558)	1,290	(2,210)	(920)
Total mortgage loans	12,011	(8,981)	3,030	30,067	(17,896)	12,171
ESS from PFSI	(787)	(2,412)	(3,199)	(863)	822	(41)
Total investment activities	10,591	(9,930)	661	28,195	(14,624)	13,571
Other	—	1,731	1,731	—	3,491	3,491
	6,799	(10,103)	(3,304)	23,992	(7,182)	16,810
Liabilities:
Assets sold under agreements to repurchase	487	1,914	2,401	4,154	1,593	5,747
Mortgage loan participation and sale agreement	14	121	135	34	290	324
FHLB advances	—	(117)	(117)	70	(67)	3
Asset backed secured financing of VIEs at fair value	6,378	(8,711)	(2,333)	5,386	(6,757)	(1,371)
Exchangeable Notes	15	—	15	45	—	45
Notes payable	829	(321)	508	916	4,932	5,848
Note payable to PFSI	341	344	685	306	3,670	3,976
	8,064	(6,770)	1,294	10,911	3,661	14,572
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	1,293	1,293	—	1,390	1,390
Interest on mortgage loan impound deposits	—	(17)	(17)	—	(280)	(280)
	8,064	(5,494)	2,570	10,911	4,771	15,682
Net interest income	$(1,265)	$(4,609)	$(5,874)	$13,081	$(11,953)	$1,128

During the quarter and nine months ended September 30, 2016, we earned net interest income of $17.8 million and $55.3 million, respectively, as compared to $23.7 million and $54.2 million for the quarter and nine months ended September 30, 2015, respectively. The decrease in net interest income between quarters was due to a modest decrease in average interest earning assets, partially offset by an increase in the yield of mortgage loans at fair value, which primarily resulted from an increase in capitalized interest pursuant to mortgage loan modifications.

During the quarter and nine months ended September 30, 2016, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIEs totaling $33.0 million and $95.7 million, respectively, including $23.1 million and $62.8 million of interest capitalized pursuant to loan modifications, which compares to $30.0 million and $83.5 million, including $14.8 million and $35.0 million of interest capitalized pursuant to loan modifications in the quarter and nine months ended September 30, 2015, respectively. The increase in interest income was primarily the result of an increase in yields on our mortgage loans at fair value from 4.37% and 3.97% during the quarter and nine months ended September 30, 2015 to 6.48% and 5.60% during the quarter and nine months ended September 30, 2016, respectively, which was mostly due to an increase in interest capitalized from mortgage loan modifications. Capitalized interest contributed 4.59% of the 6.48% yield and 3.72% of the 5.60% yield on mortgage loans at fair value during the quarter and nine months ended September 30, 2016, as compared to 2.22% and 2.54% during the quarter and nine months ended September 30, 2015, respectively.

At September 30, 2016, approximately 55% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 63% at September 30, 2015. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs and performance status as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. As a participant in the Home Affordable Modification Program (“HAMP”) of the U.S. Department of the Treasury and HUD, we are required to comply with the process specified by the HAMP program before liquidating a mortgage loan, and this may extend the resolution process. At September 30, 2016, we held $853.8 million in fair value of nonperforming mortgage loans and $288.3 million in carrying value of REO, as compared to $1.2 billion in fair value of nonperforming mortgage loans and $341.8 million in carrying value of REO at December 31, 2015.

During the quarter and nine months ended September 30, 2016, we incurred interest expense totaling $40.3 million and $108.9 million, respectively, as compared to $37.8 million and $93.2 million during the quarter and nine months ended September 30, 2015, respectively. Our interest cost on interest bearing liabilities was 3.28% and 3.22% for the quarter and nine months ended September 30, 2016 and 2.66% and 2.77% for the quarter and nine months ended September 30, 2015, respectively. The increase in interest expense reflects higher borrowing costs associated with funding investments in MSRs and ESS in the quarter and nine months ended September 30, 2016, as compared to the quarter and nine months ended September 30, 2015. The increase in interest expense for the nine months ended September 30, 2016 also reflects higher weighted average borrowings related to the financing of our MSRs and ESS.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Cash loss:
Mortgage loans	$(25,102)	$4,579	$(46,582)	$(54,183)
Hedging activities	(17,378)	(33,268)	(79,072)	(27,082)
	(42,480)	(28,689)	(125,654)	(81,265)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	77,635	52,814	173,906	112,450
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loan sales	(781)	(1,833)	(2,002)	(4,177)
Reduction in liability due to change in estimate	5,098	—	6,822	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	(1,429)	9,073	10,681	3,146
Mortgage loans	5,228	(17,097)	16,980	1,181
Hedging derivatives	587	(384)	2,400	3,884
	4,386	(8,408)	30,061	8,211
	$43,858	$13,884	$83,133	$35,219
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$7,521,897	$4,206,775	$16,251,641	$10,887,908
UPB	$7,263,557	$4,073,202	$15,696,940	$10,542,411

	September 30, 2016	December 31, 2015
	(in thousands)
Fair value of mortgage loans acquired for sale held at period end:
Conventional mortgage loans	$1,449,109	$595,560
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	575,487	669,288
Commercial mortgage loans	12,673	14,590
Mortgage loans repurchased pursuant to representations and warranties	6,184	4,357
	$2,043,453	$1,283,795

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the loan sales transactions.

The increase in gain on mortgage loans acquired for sale during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015 was due to an increase in mortgage loan volume and higher margins, both of which were driven by an increased market size and larger customer base.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$5,239	$5,391	$5,566	$3,644
New indemnifications	615	294	615	2,240
Less:
Indemnified mortgage loans repurchased	—	—	—	—
Indemnified mortgage loans repaid or refinanced	—	350	327	549
Mortgage loans indemnified by PMT at end of period	$5,854	$5,335	$5,854	$5,335
Deposits received from correspondent lenders collateralizing prospective indemnification losses	$645	$972	$645	$972
Repurchase activity:
Total UPB of mortgage loans repurchased by PMT	$3,268	$1,900	$9,922	$14,996
Less:
UPB of mortgage loans repurchased by correspondent lenders	2,834	1,118	7,120	12,203
UPB of mortgage loans repaid by borrowers	353	—	1,933	—
UPB of mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$81	$782	$869	$2,793
Net losses (recoveries) charged (credited) to liability for representations and warranties	$14	$74	$424	$(54)
At end of period:
UPB of mortgage loans subject to representations and warranties	$50,167,783	$39,730,788
Liability for representations and warranties	$14,927	$18,473

During the quarter and nine months ended September 30, 2016, we repurchased mortgage loans with UPBs totaling $3.3 million and $9.9 million and recorded net losses charged to the liability for representations and warranties of $14,000 and $424,000, respectively, as compared to repurchases of $1.9 million and $15.0 million and net losses of $74,000 and net recoveries of $54,000 during the same periods in 2015. The losses we have recorded to date have been moderated by our ability to in turn recover most of the losses inherent in the repurchased mortgage loans from the selling correspondent lenders. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses to increase.

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

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent lenders’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and income. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $5.1 million and $6.8 million reduction to previously recorded liabilities for representations and warranties during the quarter and nine months ended September 30, 2016 due to our realization of less than anticipated losses in relation to our original expectations, in part due to the effects of refinancing activity precipitated by the historically low interest rates of the recent periods.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent lenders relating to our purchase of mortgage loans from those lenders. The increase in fees during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015 is reflective of the increase in the volume of mortgage loans we purchased during the 2016 periods.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$517	$3,564	$9,948	$(1,622)
Mortgage loans at fair value:
Distressed mortgage loans	(3,400)	31,909	(2,468)	79,163
Mortgage loans held in a VIE	(536)	7,421	7,810	(2,856)
CRT Agreements	18,477	626	22,098	626
Asset-backed financings of a VIE at fair value	2,990	(3,941)	(5,974)	(719)
Hedging derivatives	(945)	(6,777)	(245)	(18,071)
	17,103	32,802	31,169	56,521
From PFSI—ESS	(2,824)	(7,844)	(36,275)	(5,502)
	$14,279	$24,958	$(5,106)	$51,019

The decrease in net gain (loss) on investments during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015, was caused by losses in our credit sensitive investments, primarily our mortgage loans at fair value, which reflects weaker appreciation versus expectations of home values collateralizing the mortgage loans, increased capitalization of interest on loan modifications for the quarter ended September 30, 2016 and reduced cash flow expectations relating to certain of our nonperforming loans during the nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. The reduced cash flow expectations largely result from expectations for longer liquidation periods with the attendant increased collection costs during the collection period and a reduced present value of the expected liquidation proceeds. These reduced gains were partially offset by gains from our CRT Agreements and reduced hedging costs during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2016, we recognized net valuation gains on MBS of $517,000 and $9.9 million, respectively, as compared to net valuation gains of $3.6 million and net valuation losses of $1.6 million for the quarter and nine months ended September 30, 2015, respectively. The decrease in gains we recorded for the quarter ended September 30, 2016 reflects the effects of a steeper decline in mortgage interest rates during the quarter ended September 30, 2015, as compared to the same period in 2016. The increase in gains we recorded for the nine months ended September 30, 2016 reflect the effects of decreasing mortgage interest rates during the first half of 2016. Decreasing mortgage interest rates favorably impact the fair value of our investment in MBS.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $2.8 million for the quarter ended September 30, 2016, as compared to fair value losses of $7.8 million for the quarter ended September 30, 2015. The reduction in losses was driven by a decline in our investment in ESS, as our average investment in ESS decreased from $428.3 million for the quarter ended September 30, 2015 to $288.3 million for the quarter ended September 30, 2016, and a sharper decline in mortgage interest rates during the third quarter of 2015, as compared to the same period in 2016. Declines in mortgage interest rates cause our estimate of future prepayments to increase, which typically results in a decrease in fair value.

We recognized fair value losses relating to our investment in ESS totaling $36.3 million for the nine months ended September 30, 2016 as compared to $5.5 million for the nine months ended September 30, 2015. Mortgage interest rates declined during the first half of 2016 to a greater extent than the first half of 2015, causing our estimate of future prepayments to increase as compared to the same period in 2015, resulting in a decrease in fair value. The effect of this decrease in fair value was compounded by a higher investment in ESS as our average investment in ESS increased from $314.0 million for the nine months ended September 30, 2015 to $328.4 million for the nine months ended September 30, 2016.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Valuation changes:
Performing loans	$(16,350)	$6,007	$(19,824)	$22,074
Nonperforming loans	11,506	23,051	13,552	49,585
	(4,844)	29,058	(6,272)	71,659
Gain on payoffs	1,298	2,911	4,055	7,583
Gain (loss) on sales	146	(60)	(251)	(79)
	$(3,400)	$31,909	$(2,468)	$79,163
Average portfolio balance	$1,579,246	$2,201,533	$1,810,779	$2,268,538
Interest and fees capitalized	$23,068	$14,849	$62,783	$34,979
Number of mortgage loans relating to gain recognized on payoffs	100	158	344	616
UPB of mortgage loans relating to gain recognized on payoffs	$32,186	$56,816	$102,104	$177,381
Number of mortgage loans relating to gain (loss) recognized on sales	2	3	1,553	37
UPB of mortgage loans relating to gain (loss) recognized on sales	$46,234	$342	$418,981	$3,279

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $4.8 million and $6.3 million in the quarter and nine months ended September 30, 2016, respectively, as compared to gains of $29.1 million and $71.7 million for the same periods in 2015. Cash is generated when mortgage loans are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. However, the fair value of the loan does not immediately increase significantly. Therefore, the interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future value. During the quarter and nine months ended September 30, 2016, we capitalized interest totaling $23.1 million and $62.8 million, respectively, as compared to $14.8 million and $35.0 million for the quarter and nine months ended September 30, 2015, respectively.

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Gains on nonperforming mortgage loans decreased during the quarter and nine months ended September 30, 2016 as compared to the same periods in 2015 as our expectations of future cash flows relating to certain of these mortgage loans decreased due to weaker appreciation versus expectations of home values collateralizing the mortgage loans and higher capitalization of interest on loan modifications for the quarter ended September 30, 2016 and reduced cash flow expectations relating to certain of our nonperforming loans during the nine months ended September 30, 2016, as compared to the same periods in 2015, respectively. The reduced cash flow expectations largely result from expectations for longer liquidation periods with the attendant increased collection costs during the collection period and a reduced present value of the expected liquidation proceeds.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such mortgage loan. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, payoffs or acquisition of the property securing the mortgage loans and liquidation of the property in the event the borrower subsequently defaults. Due to the continuing evolution of modification programs, both through HAMP and proprietary programs, trends in default performance are difficult to discern. Although HAMP is scheduled to end on December 31, 2016, we have other proprietary programs in place to continue mortgage loan modifications.

Large-scale refinancing of modified distressed mortgage loans is not expected to occur for an extended period. Borrowers who have recently modified their mortgage loans typically have credit profiles that do not qualify them for refinancing or have mortgage loans on properties whose loan-to-value ratios exceed current underwriting guidelines for new mortgage loans. Further, modified mortgage loans generally require a period of acceptable borrower performance for consideration in most Agency refinance programs.

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	228	$59,466	201	$50,718	621	$163,265	479	$117,984
Term extension	356	$99,017	222	$55,312	962	$265,291	559	$138,788
Capitalization of interest and fees	371	$102,888	268	$66,836	1,018	$280,855	672	$167,823
Principal forbearance	156	$46,969	52	$14,756	348	$103,964	148	$44,385
Principal reduction	223	$64,615	151	$38,342	609	$177,445	349	$87,887
Total (1)	371	$102,888	268	$66,836	1,018	$280,855	672	$167,823
Defaults of mortgage loans modified in the prior year period		$3,413		$3,875		$17,115		$32,907
As a percentage of relevant balance of loans before modification		6%		7%		15%		13%
Defaults during the period of mortgage loans modified since acquisitions (3)		$16,853		$16,237		$64,941		$60,399
As a percentage of relevant balance of loans before modification		5%		3%		19%		13%
Repayments and sales of mortgage loans modified in the prior year period		$1,491		$2,164		$27,551		$8,114
As a percentage of relevant balance of loans before modification		2%		3%		17%		3%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended September 30,				Nine months ended September 30,
	2016		2015		2016		2015
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$277	$295	$249	$261	$276	$294	$250	$262
Remaining term (months)	348	459	328	442	339	453	327	432
Interest rate	4.57%	3.34%	5.19%	3.29%	4.71%	3.48%	5.19%	3.39%
Forbeared principal	$20	$28	$—	$9	$18	$22	$—	$10

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

Net loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Servicing fees (1)	$34,304	$25,500	$94,754	$74,016
MSR recapture fee from PFSI	409	670	849	670
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(17,902)	(11,333)	(47,720)	(30,913)
Provision for impairment	(3,460)	(7,845)	(44,336)	(7,142)
Gain on sale	—	4	11	87
Carried at fair value—change in fair value	(3,202)	(5,266)	(19,558)	(8,776)
Gains on hedging derivatives	5,612	19,061	63,006	13,868
	(18,952)	(5,379)	(48,597)	(32,876)
Net loan servicing fees	$15,761	$20,791	$47,006	$41,810
Average servicing portfolio	$48,997,875	$38,172,371	$46,125,926	$36,446,663

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net loan servicing fees decreased $5.0 million, or 24%, and increased $5.2 million, or 12%, during the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The decrease during the quarter ended September 30, 2016, as compared to the same period in 2015, was primarily due to a $13.6 million increase in the effect of MSRs that was offset by an increase in loan servicing fees of $8.8 million, or 35%.

The increase in servicing fees during the nine months ended September 30, 2016, as compared to the same period in 2015, was due to a $20.7 million, or 28%, increase in servicing fees that more than offset a $15.7 million increase in the effect of MSRs on net loan servicing fees. Both periods reflect the effect of growth in the Company’s servicing portfolio and the effect of decreasing interest rates on our MSRs.

The increase in servicing fees is attributable to a 28% and a 27% increase in the average size of our servicing portfolio measured in UPB for the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. The increase in the effect of MSRs on net loan servicing fees reflects an increase in amortization and changes in fair value from the realization of cash flows that result from the growth in our average servicing portfolios and a provision for impairment as a result of the effect of a reduction in interest rates on the expected life of the mortgage loans subject to MSRs during the first half of 2016, as compared to the same periods in 2015, partially offset by the effects of gains from hedging derivatives. Amortization, impairment and changes in fair value of MSRs have a significant effect on net mortgage loan servicing fees, driven primarily by changes in prepayment expectations and portfolio growth.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during the quarter and nine months ended September 30, 2016 of $409,000 and $849,000, respectively, as compared to $670,000 for the quarter and nine months ended September 30, 2015.

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

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	September 30, 2016	December 31, 2015
	(in thousands)
MSRs carried at fair value	$55,843	$66,584
UPB of mortgage loans underlying MSRs	$6,097,652	$6,458,684
MSR carried at lower of amortized cost or fair value:
Amortized cost	$523,966	$404,101
Valuation allowance	(55,280)	(10,944)
Carrying value	$468,686	$393,157
Fair value	$472,790	$424,154
UPB of mortgage loans underlying MSRs	$44,810,667	$35,841,654
Total MSR:
Carrying value	$524,529	$459,741
Fair value	$528,633	$490,738
UPB of mortgage loans underlying MSRs	$50,908,319	$42,300,338
Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	25	26
MSRs carried at fair value	25	25
Average note interest rate
MSRs carried at lower of amortized cost or fair value	3.8%	3.9%
MSRs carried at fair value	4.7%	4.7%

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2016, we recorded net losses of $3.3 million and $11.9 million, respectively, as compared to $4.2 million and $11.9 million for the same periods in 2015, respectively, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$44,843	$46,687	$180,416	$174,784
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(7,888)	(8,734)	(25,816)	(26,740)
Gain on sale, net	4,603	4,513	13,930	14,881
	$(3,285)	$(4,221)	$(11,886)	$(11,859)
Number of properties sold	295	501	1,087	1,346
Average carrying value of REO	$294,447	$339,638	$314,173	$323,570
Period end:
Carrying value	$288,348	$358,011
Number of properties	1,277	1,754

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$27,255	$17,553	$59,301	$45,752
Mortgage loan servicing fees	11,039	11,736	38,919	34,542
Management fees	5,025	5,742	15,576	18,524
Mortgage loan collection and liquidation	6,205	1,853	12,709	6,480
Professional services	1,134	1,759	5,438	5,249
Compensation	1,508	1,550	5,021	5,748
Other	6,146	5,474	18,297	15,526
	$58,312	$45,667	$155,261	$131,821

Expenses increased $12.6 million, or 28%, and $23.4 million, or 18%, during the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily due to higher mortgage loan fulfillment fees from an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities and higher mortgage loan collection and liquidation expenses from increased litigation and other foreclosure costs on distressed mortgage loans.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Fulfillment fee expense	$27,255	$17,553	$59,301	$45,752
UPB of mortgage loans fulfilled by PLS	$7,263,557	$4,073,201	$15,696,940	$10,542,411
Average fulfillment fee rate (in basis points)	38	43	38	43

The increase in loan fulfillment fees of $9.7 million and $13.5 million during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015 is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to contractual discretionary reductions in the fulfillment fee by PFSI to facilitate our successful completion of certain mortgage loan sale transactions and to a contractual change in the mortgage banking services agreement with PFSI in September 2016.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees decreased by $697,000 and increased by $4.4 million during the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio. The decrease in mortgage loan servicing fees for the quarter ended September 30, 2016, as compared to the same period in 2015, was primarily due to a decrease in our average investment in distressed mortgage loans at fair value of $622.3 million. The increase in mortgage loan servicing fees for the nine months ended September 30, 2016, as compared to the same period in 2015, reflects the increase in activity-based fees on distressed mortgage loans of $6.0 million, partially offset by a decrease in our average investment in distressed mortgage loans at fair value of $457.8 million.

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$90	$130	$225	$198
Activity-based	210	153	497	243
	300	283	722	441
Mortgage loans at fair value:
Distressed mortgage loans
Base	2,615	3,896	8,881	12,053
Activity-based	3,014	2,961	14,981	8,948
	5,629	6,857	23,862	21,001
Mortgage loans held in VIE
Base	65	34	157	92
Activity-based	1	—	1	—
	66	34	158	92
MSRs:
Base	4,913	4,473	13,841	12,783
Activity-based	131	89	336	225
	5,044	4,562	14,177	13,008
	$11,039	$11,736	$38,919	$34,542
Average investment in:
Mortgage loans acquired for sale at fair value	$1,607,564	$1,783,011	$1,317,230	$1,189,754
Mortgage loans at fair value:
Distressed mortgage loans	$1,579,246	$2,201,533	$1,810,779	$2,268,538
Mortgage loans held in a VIE	$413,749	$481,925	$434,967	$504,351
Average mortgage loan servicing portfolio	$48,997,875	$38,172,371	$46,125,926	$36,446,663

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Base	$5,025	$5,742	$15,576	$17,181
Performance incentive	—	—	—	1,343
	$5,025	$5,742	$15,576	$18,524

Management fees decreased by $717,000 and $2.9 million during the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, primarily due to the decrease in our shareholders’ equity, which is the basis for the calculation of our base management fee, as a result of our share repurchases and dividend distributions.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional Services

Professional service expense increased $189,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to an increase in expenses for audit fees and tax compliance consulting costs.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses increased $4.4 million and $6.2 million during the quarter and nine months ended September 30, 2016, respectively, as compared to the same periods in 2015, due to increased legal and other foreclosure costs on distressed mortgage loans. As distressed mortgage loans continue to season, we expect to incur increased costs related to the ongoing preservation of our interests in such mortgage loans.

Compensation

Compensation expense decreased $727,000 during the nine months ended September 30, 2016, as compared to the same period in 2015, primarily due to decreased share-based compensation expense, reflecting the effects of a generally lower share price in the 2016 periods than in the 2015 periods on the portion of our restricted share unit grants that are accounted for using variable accounting.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Common overhead allocation from PFSI	$1,417	$2,550	$6,413	$7,487
Mortgage loan origination	2,202	1,367	4,880	3,496
Real estate held for investment	821	146	2,308	213
Technology	279	307	1,045	910
Insurance	304	309	938	984
Other	1,123	795	2,713	2,436
	$6,146	$5,474	$18,297	$15,526

Other expenses increased during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015, by $672,000 and $2.8 million, respectively, primarily due to higher expenses incurred in the management of our real estate held for investment and higher loan origination expenses, reflecting increased mortgage loan production volume.

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

Our effective tax rate was 21.3% and 6.8% for the quarter and nine months ended September 30, 2016 and 14.0% and (12.1)% for the quarter and nine months ended September 30, 2015, respectively. Our taxable REIT subsidiary recognized tax expense of $9.7 million and $3.6 million on income of $24.2 million and $9.0 million while our consolidated pretax income was $45.0 million and $47.9 million for the quarter and nine months ended September 30, 2016, respectively. For the same periods in 2015, the taxable REIT subsidiary recognized a tax expense of $6.1 million and tax benefit of $6.8 million on income of $14.8 million and loss of $16.5 million while our reported consolidated pretax income was $45.1 million and $66.4 million, respectively. The relative values between the tax benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2016	2015
	(in thousands)
Assets
Cash	$139,068	$58,108
Investments:
Short-term investments	33,353	41,865
Mortgage-backed securities	708,862	322,473
Mortgage loans acquired for sale at fair value	2,043,453	1,283,795
Mortgage loans at fair value	1,957,117	2,555,788
ESS	280,367	412,425
Derivative assets	44,774	10,085
Real estate acquired in settlement of loans	288,348	341,846
Real estate held for investment	25,708	8,796
MSRs	524,529	459,741
Deposits securing CRT Agreements	427,677	147,000
	6,334,188	5,583,814
Other	145,645	185,002
Total assets	$6,618,901	$5,826,924
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreements	$4,129,543	$3,128,780
FHLB advances	—	183,000
Notes payable	196,132	236,015
Asset-backed financing of a VIE at fair value	384,407	247,690
Exchangeable Notes	245,824	245,054
Note payable to PFSI	150,000	150,000
Interest-only security payable at fair value	1,699	—
	5,107,605	4,190,539
Other	156,378	140,272
Total liabilities	5,263,983	4,330,811
Shareholders’ equity	1,354,918	1,496,113
Total liabilities and shareholders’ equity	$6,618,901	$5,826,924

Total assets increased by approximately $939.0 million, or 17%, during the period from December 31, 2015 through September 30, 2016, primarily due to a $759.7 million increase in mortgage loans acquired for sale at fair value, a $386.4 million increase in MBS, a $280.7 million increase in deposits securing CRT Agreements and a $72.4 million increase in cash and short-term investments, partially offset by a $598.7 million decrease in mortgage loans at fair value, a $132.1 million decrease in ESS, and a $53.5 million decrease in REO.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$12,316,741	$10,894,826	$29,048,816	$25,034,745
Agency-eligible	7,521,364	4,188,139	16,241,415	10,782,136
Jumbo	533	18,635	10,226	105,772
Commercial mortgage loans	3,657	—	9,718	—
	$19,842,295	$15,101,600	$45,310,175	$35,922,653
UPB of correspondent mortgage loan purchases	$18,923,845	$14,421,579	$43,219,737	$34,313,410
Gain on mortgage loans acquired for sale	$43,858	$13,884	$83,133	$35,219
Fair value of correspondent loans in inventory at period end pending sale to:
PFSI	$575,487	$373,812
Non-affiliates	1,467,966	676,484
	$2,043,453	$1,050,296

During the quarter and nine months ended September 30, 2016, we purchased for sale $19.8 billion and $45.3 billion in fair value of correspondent production loans, respectively, as compared to $15.1 billion and $35.9 billion in fair value of correspondent production loans during the quarter and nine months ended September 30, 2015, respectively. The increase in correspondent purchases during the quarter and nine months ended September 30, 2016, as compared to the same periods in 2015, is a result of a favorable interest rate environment and continued growth in our correspondent production seller network.

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

Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our investment activities segment:

	Quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(in thousands)
MBS	$301,729	$37,095	$551,654	$62,224
Distressed mortgage loans—nonperforming (1)	—	—	—	241,981
ESS purchased from PFSI	—	84,165	—	271,452
MSRs received in mortgage loan sales	77,635	52,814	173,906	112,450
Deposits of restricted cash relating to CRT Agreements	89,697	59,841	282,434	87,891
	$469,061	$233,915	$1,007,994	$775,998

(1)	Performance status as of the date of acquisition.

Our acquisitions during the quarter and nine months ended September 30, 2016 and 2015 were financed through the use of a combination of proceeds from liquidations of existing investments and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our Agency and non-Agency prime jumbo MBS holdings:

	September 30, 2016					December 31, 2015
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Freddie Mac	$129,388	$122,264	5.3	3.5%	2.2%	$154,697	$150,099	7.4	3.5%	3.0%
Fannie Mae	579,474	548,789	4.8	3.5%	2.1%	70,453	68,215	7.4	3.5%	3.0%
	708,862	671,053				225,150	218,314
Non-Agency prime jumbo	—	—	—	—	—	97,323	98,337	4.9	3.5%	3.6%
	$708,862	$671,053				$322,473	$316,651

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the underlying real estate collateral is summarized below:

	September 30, 2016		December 31, 2015
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$705,618	$939,853	$877,438	$1,134,560
Nonperforming loans	853,759	1,162,496	1,222,956	1,702,548
	$1,559,377	$2,102,349	$2,100,394	$2,837,108

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, our asset disposition strategies with respect to individual loans and the timing of such dispositions, the costs and expenses we incur in the disposition process, changes in borrower performance and the underlying collateral values. Ultimate realization in a disposition of these assets will be net of any servicing advances held on the balance sheet in relation to these investments.

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

Following is a summary of the distribution of our portfolio of mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$339,813	48%	3.96%	$315,972	37%	5.53%	$417,658	48%	4.35%	$481,325	39%	5.62%
ARM/Hybrid	108,873	15%	3.60%	484,007	57%	4.89%	160,051	18%	3.33%	696,802	57%	4.80%
Interest rate step-up	256,932	37%	2.53%	53,780	6%	2.35%	299,569	34%	2.28%	44,829	4%	2.25%
Balloon	—	—	—	—	0%	—	160	0%	1.97%	—	0%	0.00%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$704,883	100%	3.37%	$853,583	100%	4.93%	$876,748	100%	3.43%	$1,222,816	100%	5.01%
2nd lien	735	0%	4.13%	176	0%	8.78%	690	0%	4.28%	140	0%	8.47%
Unsecured	—	0%	0.00%	—	0%	0.01%	—	0%	0.00%	—	0%	0.00%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$548,367	78%	3.44%	$455,343	53%	4.90%	$685,801	78%	3.49%	$666,257	55%	4.99%
Investment property	155,832	22%	3.13%	397,948	47%	4.97%	188,659	22%	3.20%	555,531	45%	5.03%
Other	1,419	0%	3.47%	468	0%	5.73%	2,978	0%	4.17%	1,168	0%	5.69%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$26	0%	1.99%	$—	0%	0%	$55	0%	3.18%	$—	0%	0.00%
12 - 35 months	19,229	3%	4.30%	17	0%	4.94%	24,331	3%	4.24%	—	0%	0.00%
36 - 59 months	1,311	0%	4.29%	84	0%	1.38%	4,131	0%	3.22%	2,083	0%	3.43%
60 months or more	685,052	97%	3.35%	853,658	100%	4.94%	848,921	97%	3.41%	1,220,873	100%	5.01%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$167,528	24%	3.57%	$146,587	17%	4.84%	$200,856	23%	3.77%	$203,493	17%	5.01%
600-649	140,814	20%	3.40%	160,398	19%	4.74%	158,654	18%	3.58%	237,879	19%	4.88%
650-699	180,431	26%	3.29%	257,966	30%	4.96%	216,648	25%	3.33%	370,178	30%	5.03%
700-749	155,910	22%	3.20%	216,197	25%	5.12%	210,329	24%	3.15%	301,417	25%	5.09%
750 or greater	60,935	8%	3.39%	72,611	9%	4.94%	90,951	10%	3.24%	109,989	9%	5.06%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$244,985	35%	4.02%	$273,437	32%	5.20%	$250,154	29%	4.09%	$309,945	25%	5.07%
80% - 99.99%	167,839	24%	3.60%	230,551	27%	4.95%	225,574	26%	3.53%	317,076	26%	4.91%
100% - 119.99%	134,513	19%	3.18%	178,051	21%	4.77%	190,336	22%	3.26%	291,866	24%	5.07%
120% or greater	158,281	22%	2.72%	171,720	20%	4.82%	211,374	23%	2.97%	304,069	25%	5.00%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$185,019	26%	3.36%	$124,931	15%	3.96%	$260,103	30%	3.20%	$201,717	16%	4.06%
New York	99,736	14%	2.99%	231,343	27%	5.54%	99,081	11%	3.07%	293,277	24%	5.58%
Florida	48,226	7%	3.08%	90,988	11%	5.23%	61,999	7%	3.15%	126,705	10%	5.43%
New Jersey	47,040	7%	2.75%	117,734	14%	5.05%	47,939	5%	2.84%	167,020	14%	5.25%
Other	325,597	46%	3.85%	288,763	33%	5.02%	408,316	47%	4.08%	434,237	36%	4.86%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	September 30, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$544,819	77%	3.33%	$—	0%	0.00%	$691,925	79%	3.34%	$—	0%	0.00%
30 days delinquent	112,458	16%	3.53%	—	0%	0.00%	131,098	15%	3.73%	—	0%	0.00%
60 days delinquent	48,341	7%	3.46%	—	0%	0.00%	54,415	6%	3.78%	—	0%	0.00%
90 days or more delinquent	—	0%	0.00%	334,850	39%	4.43%	—	0%	0.00%	459,060	38%	4.48%
In foreclosure	—	0%	0.00%	518,909	61%	5.27%	—	0%	0.00%	763,896	62%	5.33%
	$705,618	100%	3.37%	$853,759	100%	4.93%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

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

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	September 30, 2016	December 31, 2015
Discount rate
Range	2.5% – 15.0%	2.5% – 15.0%
Weighted average	6.8%	7.1%
Twelve-month projected housing price index change
Range	3.2% – 5.8%	1.5% – 5.1%
Weighted average	4.5%	3.6%
Prepayment speed (1)
Range	0.1% – 14.7%	0.1% – 9.6%
Weighted average	4.0%	3.7%
Total prepayment speed (2)
Range	3.2% – 25.2%	0.5% – 27.2%
Weighted average	18.3%	19.6%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 7.1% at December 31, 2015 to 6.8% at September 30, 2016 due to lower estimates of recoveries in the resolution of the distressed portfolios.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.6% at December 31, 2015 to 4.5% at September 30, 2016, due to improved near term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased from 19.6% at December 31, 2015 to 18.3% at September 30, 2016 due to our projections of longer liquidation periods for certain of our mortgage loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	September 30, 2016		December 31, 2015
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$217,297	75%	$249,340	73%
Planned unit development	43,449	15%	54,404	16%
Condominium/Townhome/Co-op	27,402	10%	35,593	10%
5+ dwelling units	200	0%	2,509	1%
	$288,348	100%	$341,846	100%

	September 30, 2016		December 31, 2015
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
California	$62,772	22%	$76,222	22%
New Jersey	50,028	17%	36,394	11%
New York	44,183	15%	27,300	8%
Florida	32,244	11%	58,924	17%
Maryland	18,348	6%	30,763	9%
Illinois	16,749	6%	21,029	6%
Other	64,024	23%	91,214	27%
	$288,348	100%	$341,846	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$310.2	$245.1	$330.8	$256.4	$37.9	$25.8	$439.0	$270.8
Pool factor (1)	1.00	0.79	1.00	0.78	1.00	0.68	1.00	0.62
Collection status:
Delinquency
Current	1.8%	23.8%	1.6%	39.2%	0.7%	45.9%	6.2%	18.8%
30 days	0.3%	3.6%	1.6%	5.2%	0.6%	5.0%	0.7%	3.1%
60 days	0.1%	2.3%	7.1%	3.3%	1.4%	1.0%	0.7%	2.3%
over 90 days	66.7%	19.9%	52.7%	16.1%	59.0%	24.7%	37.5%	18.0%
In foreclosure	31.1%	33.5%	36.9%	25.9%	38.2%	11.5%	53.8%	38.2%
REO	0.0%	16.8%	0.0%	10.3%	0.0%	12.0%	1.1%	19.6%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$507.3	$306.8	$929.5	$443.6	$397.3	$188.8	$366.2	$115.0
Pool factor (1)	1.00	0.60	1.00	0.48	1.00	0.48	1.00	0.31
Collection status:
Delinquency
Current	1.4%	16.2%	0.8%	22.2%	4.8%	34.9%	1.6%	43.7%
30 days	0.2%	3.3%	0.3%	3.9%	7.4%	6.6%	1.5%	12.5%
60 days	0.0%	1.4%	0.7%	2.1%	7.6%	4.6%	3.5%	5.2%
over 90 days	38.3%	18.5%	58.6%	19.7%	45.3%	18.1%	82.2%	17.8%
In foreclosure	60.0%	38.2%	39.6%	28.3%	34.9%	17.8%	11.2%	11.5%
REO	0.0%	22.5%	0.0%	23.8%	0.0%	17.9%	0.0%	9.1%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$290.3	$96.6	$357.2	$100.8	$402.5	$91.1	$49.0	$17.7
Pool factor (1)	1.00	0.33	1.00	0.28	1.00	0.23	1.00	0.36
Collection status:
Delinquency
Current	3.1%	35.2%	0.0%	27.2%	45.0%	37.6%	0.2%	40.8%
30 days	1.3%	13.8%	0.0%	4.4%	4.0%	11.5%	0.1%	11.7%
60 days	5.4%	3.6%	0.1%	1.5%	4.3%	5.4%	0.2%	0.8%
over 90 days	57.8%	17.8%	49.1%	17.3%	31.3%	20.2%	70.4%	11.9%
In foreclosure	32.4%	15.6%	50.8%	25.3%	15.3%	20.2%	29.0%	26.2%
REO	0.0%	14.1%	0.0%	24.3%	0.1%	5.1%	0.0%	8.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$542.6	$93.9	$259.8	$56.8	$515.1	$102.1	$277.8	$34.9
Pool factor (1)	1.00	0.17	1.00	0.22	1.00	0.20	1.00	0.13
Collection status:
Delinquency
Current	0.6%	32.5%	11.5%	28.6%	2.0%	26.7%	5.0%	41.5%
30 days	1.3%	6.6%	6.5%	10.2%	1.9%	7.9%	4.0%	11.5%
60 days	2.0%	4.1%	5.2%	5.0%	3.9%	3.0%	5.1%	2.8%
over 90 days	22.6%	18.7%	31.2%	20.6%	25.9%	16.3%	26.8%	16.3%
In foreclosure	73.0%	25.3%	43.9%	24.0%	66.3%	32.1%	59.1%	15.4%
REO	0.4%	12.9%	1.7%	11.6%	0.0%	14.0%	0.0%	12.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	September 30,	At	September 30,	At	September 30,
	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$146.2	$15.6	$195.5	$22.8	$182.7	$23.8
Pool factor (1)	1.00	0.11	1.00	0.12	1.00	0.13
Collection status:
Delinquency
Current	1.2%	37.4%	5.1%	35.2%	6.2%	32.4%
30 days	0.4%	3.7%	2.0%	9.7%	1.6%	10.4%
60 days	1.3%	7.1%	4.1%	4.0%	5.8%	4.7%
over 90 days	38.2%	24.9%	42.8%	13.9%	37.8%	21.9%
In foreclosure	58.9%	19.0%	45.9%	31.0%	46.4%	18.6%
REO	0.0%	7.9%	0.0%	6.2%	2.3%	11.9%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the nine months ended September 30, 2016 and 2015 are summarized below:

	Nine months ended September 30,
	2016	2015	Change
	(in thousands)
Operating activities	$(791,704)	$(526,202)	$(265,502)
Investing activities	168,239	(69,232)	237,471
Financing activities	704,425	608,351	96,074
Net cash flows	$80,960	$12,917	$68,043

Our cash flows resulted in a net increase in cash of $81.0 million during the nine months ended September 30, 2016, as discussed below.

Operating activities

Cash used by operating activities totaled $791.7 million during the nine months ended September 30, 2016, as compared to cash used by operating activities of $526.2 million during the nine months ended September 30, 2015. The increase in cash flows used by operating activities is primarily due to the growth of our inventory of mortgage loans acquired for sale during the nine months ended September 30, 2016, as compared to the same period in 2015.

Investing activities

Net cash provided by our investing activities was $168.2 million for the nine months ended September 30, 2016, as compared to cash used by investing activities of $69.2 million for the nine months ended September 30, 2015. The increase in cash flows from investing activities reflects higher investment acquisitions during the nine months ended September 30, 2015 from the purchase of distressed mortgage loans and ESS of $513.4 million, as compared to no acquisitions of distressed mortgage loans or ESS during the same period in 2016, and a higher realization of proceeds from sales and repayments on our investments, which exceeded our investment in CRT Agreements and MBS during the nine months ended September 30, 2016, as compared to the same period in 2015. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, and sales of REO totaling $924.0 million. We used cash to purchase MBS of $551.7 million and increased deposits of cash collateral securing CRT Agreements transactions by $282.4 million.

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

Financing activities

Net cash provided by financing activities was $704.4 million for the nine months ended September 30, 2016, as compared to $608.4 million for the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we (i) financed higher amounts of assets sold under agreements to repurchase from a higher balance of mortgage loans acquired for sale at fair value; (ii) repaid all outstanding debt obligations with the Federal Home Loan Bank; and (iii) repurchased common shares under our share repurchase program. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing that may be required to provide us with future investing capacity.

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

We expect our primary sources of liquidity to be proceeds from liquidations from our investment portfolio, including distressed assets, cash earnings on our investments, cash flows from business activities, and proceeds from borrowings and/or additional equity offerings. When we finance a particular asset, the amount borrowed is less than the asset’s value and we must provide the cash in the amount of such difference. Our ability to continue making investments is dependent on our ability to invest the cash representing such difference. Further, certain of our CRT Agreements may allow us, at the time we sell a mortgage loan, to deposit less than the full amount of cash we would otherwise be required to deposit with respect to such loan until the end of the aggregation period relating to the applicable CRT Agreement. At the end of such aggregation period, we will be required to deposit all remaining cash necessary to fully secure the related CRT Agreement, and our ability to fully invest in such CRT Agreement is dependent on our ability to deposit the required cash. We believe that our liquidity is sufficient to meet our current liquidity needs.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation and sale agreements and notes payable. We also previously made collateralized borrowings in the form of borrowings under forward purchase agreements and advances from the Federal Home Loan Bank of Des Moines. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing, nonperforming and/or reperforming mortgage loans.

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

As of September 30, 2016 and December 31, 2015, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and deposits securing CRT Agreements with sales under agreements to repurchase, notes payable, asset-backed financing and mortgage loan participation and sale agreements. We also financed certain of our investments as of December 31, 2015 with FHLB advances, as follows:

	September 30, 2016	December 31, 2015
	(dollars in thousands)
Assets financed	$6,125,059	$5,231,476
Total assets in classes of assets financed	$6,275,127	$5,376,068
Secured borrowings (1)	$4,861,147	$3,947,033
Percentage of invested assets pledged	98%	97%
Advance rate against pledged assets	79%	75%
Leverage ratio (2)	3.77x	2.81x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at period end.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2016	2015	2016	2015
	(in thousands)
Average balance outstanding	$3,538,720	$3,252,341	$3,202,829	$3,125,328
Maximum daily balance outstanding	$4,824,044	$4,160,814	$5,221,997	$4,612,001
Ending balance	$4,041,085	$2,864,032

The difference between the maximum and average daily amounts outstanding is primarily due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $5.2 billion at September 30, 2016.

As discussed above, all of our repurchase agreements, notes payable, and mortgage loan participation and sale agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year and, in one instance, two years.
•	The transactions relating to mortgage loans under mortgage loan participation and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms of approximately one year.

As of September 30, 2016, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

Our Manager continues to explore a variety of additional means of financing our growth, including debt financing through bank warehouse lines of credit, repurchase agreements, term financing, securitization transactions and additional equity offerings. However, there can be no assurance as to how much additional financing capacity such efforts will produce, what form the financing will take or that such efforts will be successful.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of September 30, 2016, we have not entered into any off-balance sheet arrangements or guarantees of off-balance sheet obligations.

Contractual Obligations

As of September 30, 2016, we had contractual obligations aggregating to $7.8 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$2,431,253	$2,431,253	$—	$—	$—
Assets sold under agreements to repurchase	4,042,150	4,042,150	—	—	—
Mortgage loan participation and sale agreements	88,458	88,458	—	—	—
Notes payable	196,144	196,144	—	—	—
Note payable to PFSI	150,000	150,000	—	—	—
Asset-backed financing of a VIE	384,407	—	—	—	384,407
Exchangeable Notes	250,000	—	—	250,000	—
Interest expense on long term debt	264,287	26,827	52,733	37,988	146,739
Total	$7,806,699	$6,934,832	$52,733	$287,988	$531,146

All debt financing arrangements that matured between September 30, 2016 and the date of this Report have been renewed or extended.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of September 30, 2016:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$241,851
JPMorgan Chase & Co.	234,434
Credit Suisse First Boston Mortgage Capital LLC	192,091
Bank of America, N.A.	69,652
BNP Paribas Corporate & Institutional Banking	19,192
Barclays Bank PLC	11,223
Daiwa Capital Markets America Inc.	10,181
Morgan Stanley Bank, N.A.	7,721
Wells Fargo, N.A.	5,218
Royal Bank of Canada	2,500
$794,063

Management Agreement. We are externally managed and advised by our Manager pursuant to a management agreement, which was amended and restated effective September 12, 2016. Our management agreement requires our Manager to oversee our business affairs in conformity with the investment policies that are approved and monitored by our board of trustees. Our Manager is responsible for our day-to-day management and will perform such services and activities related to our assets and operations as may be appropriate.

Pursuant to our management agreement, our Manager collects a base management fee and may collect a performance incentive fee, both payable quarterly and in arrears. The management agreement, as amended and restated, expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

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

The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of annualized return on our “equity amount.” For the purpose of determining the amount of the performance incentive fee, “net income” is defined as net income or loss computed in accordance with GAAP and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges determined after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. For this purpose, “equity amount” is the weighted average of the issue price per common share of all of our public offerings of common shares, multiplied by the weighted average number of common shares outstanding (including restricted share units issued under our equity incentive plans) in the four-quarter period.

The performance incentive fee is calculated quarterly and escalates as net income (stated as a percentage of return on equity) increases over certain thresholds. On each calculation date, the threshold amount represents a stated return on equity, plus or minus a “high watermark” adjustment. The performance fee payable for any quarter is equal to: (a) 10% of the amount by which net income for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

The “high watermark” is the quarterly adjustment that reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the Fannie Mae MBS Yield (the target yield) for such quarter. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amount required for PCM to earn a performance incentive fee is adjusted cumulatively based on the performance of our net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned. The performance incentive fee may be paid in cash or in our common shares (subject to a limit of no more than 50% paid in common shares), at our option.

PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for our direct benefit and for which PCM shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and not preclude reimbursement for any other services performed by PCM or its affiliates.

In addition, the Operating Partnership is required to pay us and our subsidiaries’ pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for our and our subsidiaries’ operations. These expenses will be allocated based on the ratio of our and our subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end.

PCM may also be entitled to a termination fee under certain circumstances. Specifically, the termination fee is payable for (1) our termination of our management agreement without cause, (2) PCM’s termination of our management agreement upon a default by us in the performance of any material term of the agreement that has continued uncured for a period of 30 days after receipt of written notice thereof or (3) PCM’s termination of the agreement after the termination by us without cause (excluding a non-renewal) of our MBS agreement, our MSR recapture agreement or our servicing agreement (each as described and/or defined below). The termination fee is equal to three times the sum of (a) the average annual base management fee and (b) the average annual (or, if the period is less than 24 months, annualized) performance incentive fee earned by our Manager during the 24-month period immediately preceding the date of termination.

We may terminate the management agreement without the payment of any termination fee under certain circumstances, including, among other circumstances, uncured material breaches by our Manager of the management agreement, upon a change in control of our Manager (defined to include a 50% change in the shareholding of our Manager in a single transaction or related series of transactions or Mr. Stanford L. Kurland’s failure to continue as chief executive officer of our Manager to the extent his suitable replacement (in our discretion) has not been retained by PCM within six months thereof) or upon the termination of our MBS agreement, our MSR recapture agreement or our servicing agreement by PLS without cause.

Our management agreement also provides that, prior to the undertaking by PCM or its affiliates of any new investment opportunity or any other business opportunity requiring a source of capital with respect to which PCM or its affiliates will earn a management, advisory, consulting or similar fee, PCM shall present to us such new opportunity and the material terms on which PCM proposes to provide services to us before pursuing such opportunity with third parties.

Servicing Agreement. We have entered into a loan servicing agreement with PLS, pursuant to which PLS provides servicing for our portfolio of residential mortgage loans and subservicing for our portfolio of MSRs. Such servicing and subservicing provided by PLS include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures and short sales. PLS also engages in certain loan origination activities that include refinancing mortgage loans and financings that facilitate sales of real estate owned properties, or REOs. The servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

The base servicing fee rates for distressed whole mortgage loans are charged based on a monthly per-loan dollar amount, with the actual dollar amount for each loan based on the delinquency, bankruptcy and/or foreclosure status of such loan or whether the underlying mortgage property has become REO. The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $100 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month. To the extent that we rent our REO under our REO rental program, we pay PLS an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to PLS’ cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if PLS provides property management services directly. PLS is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third-party vendor fees.

PLS is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events.  These fees range from 0.50% for a streamline modification to 1.50% for a liquidation and $500 for a deed-in-lieu of foreclosure.  PLS is not entitled to earn more than one liquidation fee, re-performance fee or modification fee in any 18-month period.

The base servicing fee rates for non-distressed mortgage loans subserviced by PLS on our behalf are also calculated through a monthly per-loan dollar amount, with the actual dollar amount for each loan based on whether the mortgage loan is a fixed-rate or adjustable-rate loan. The base servicing fee rates for mortgage loans subserviced on our behalf are $7.50 per month for fixed-rate mortgage loans and $8.50 per month for adjustable-rate mortgage loans. To the extent that these mortgage loans become delinquent, PLS is entitled to an additional servicing fee per mortgage loan falling within a range of $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the loan or $75 per month if the underlying mortgaged property becomes REO. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees.

In addition, because we have limited employees and infrastructure, PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement. For these services, PLS receives a supplemental servicing fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred by PLS in the performance of its servicing obligations.

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

We currently participate in HAMP (or other similar mortgage loan modification programs). HAMP establishes standard loan modification guidelines for “at risk” homeowners and provides incentive payments to certain participants, including mortgage loan servicers, for achieving modifications and successfully remaining in the program. The mortgage loan servicing agreement entitles PLS to retain any incentive payments made to it and to which it is entitled under HAMP; provided, however, that with respect to any such incentive payments paid to PLS in connection with a mortgage loan modification for which we previously paid PLS a modification fee, PLS is required to reimburse us an amount equal to the incentive payments.

PLS continues to be entitled to reimbursement for all customary, bona fide reasonable and necessary out‑of‑pocket expenses incurred by PLS in connection with the performance of its servicing obligations.

Mortgage Banking Services Agreement. Pursuant to a mortgage banking services agreement (the “MBS agreement”), PLS provides us with certain mortgage banking services, including fulfillment and disposition-related services, with respect to loans acquired by us from correspondent lenders.

Pursuant to the MBS agreement, PLS has agreed to provide such services exclusively for our benefit, and PLS and its affiliates are prohibited from providing such services for any other third party. However, such exclusivity and prohibition shall not apply, and certain other duties instead will be imposed upon PLS, if we are unable to purchase or finance mortgage loans as contemplated under our MBS agreement for any reason. The MBS Agreement expires, unless terminated earlier in accordance with the terms of the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans, PLS is entitled to a fulfillment fee based on the type of mortgage loan that we acquire and equal to a percentage of the unpaid principal balance of such mortgage loan. The applicable percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans. We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS.

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans under PLS’ early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per year per early purchase facility administered by PLS, and (ii) in the amount of $35 for each mortgage loan that we acquire thereunder.

Notwithstanding any provision of the MBS agreement to the contrary, if it becomes reasonably necessary or advisable for PLS to engage in additional services in connection with post-breach or post-default resolution activities for the purposes of a correspondent agreement, then we have generally agreed with PLS to negotiate in good faith for additional compensation and reimbursement of expenses to be paid to PLS for the performance of such additional services.

MSR Recapture Agreement. Pursuant to the terms of the MSR recapture agreement entered into by PMC with PLS, if PLS refinances through its consumer direct lending business mortgage loans for which we previously held the MSRs, PLS is generally required to transfer and convey to PMC, without cost to PMC, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all such mortgage loans so originated. Where the fair market value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire to PMC cash in an amount equal to the fair market value of the MSRs in lieu of transferring such MSRs. The MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

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

Note Payable to PLS. In connection with the MSR Repo and the Security Agreement described above, we entered into an underlying loan and security agreement with PLS, dated as of April 30, 2015 and as further amended, pursuant to which we may borrow up to $150 million from PLS for the purpose of financing our investment in ESS (the “Underlying LSA”). In order to secure our borrowings, we pledge our ESS to PLS under the Underlying LSA, and PLS, in turn, re-pledges such ESS to CSFB under the MSR Repo.

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

The following sensitivity analyses are limited in that they were performed at a particular point in time; only contemplate the movements in the indicated variables; do not incorporate changes to other variables; are subject to the accuracy of various models and assumptions used; and do not incorporate other factors that would affect our overall financial performance in such scenarios, including operational adjustments made by management to account for changing circumstances. For these reasons, the following estimates should not be viewed as earnings forecasts.

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of September 30, 2016, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	1,392,997	1,443,427	1,489,530	1,569,387	1,603,520	1,633,921
Change in fair value:
$	$(138,362)	$(87,933)	$(41,830)	$38,028	$72,160	$102,562
%	(9.0)%	(5.7)%	(2.7)%	2.5%	4.7%	6.7%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of September 30, 2016, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$446,597	$446,579	$446,479	$446,216	$445,853	$445,394
Change in fair value:
$	$221	$203	$103	$(159)	$(523)	$(981)
%	0.1%	0.1%	0.0%	(0.0)%	(0.1)%	(0.2)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$503,499	$487,676	$480,121	$465,674	$458,765	$445,534
Change in fair value:
$	$30,709	$14,886	$7,331	$(7,116)	$(14,025)	$(27,256)
%	6.5%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$516,971	$493,960	$483,159	$462,828	$453,251	$435,166
Change in fair value:
$	$44,181	$21,170	$10,369	$(9,962)	$(19,539)	$(37,624)
%	9.3%	4.5%	2.2%	(2.1)%	(4.1)%	(8.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$487,671	$480,230	$476,510	$469,069	$465,349	$457,908
Change in fair value:
$	$14,881	$7,441	$3,720	$(3,720)	$(7,441)	$(14,881)
%	3.2%	1.6%	0.8%	(0.8)%	(1.6)%	(3.2)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of September 30, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$59,341	$57,539	$56,678	$55,032	$54,245	$52,737
Change in fair value:
$	$3,498	$1,696	$835	$(811)	$(1,598)	$(3,106)
%	6.3%	3.0%	1.5%	(1.5)%	(2.9)%	(5.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$63,059	$59,266	$57,512	$54,255	$52,742	$49,922
Change in fair value:
$	$7,216	$3,423	$1,668	$(1,588)	$(3,101)	$(5,921)
%	12.9%	6.1%	3.0%	(2.8)%	(5.6)%	(10.6)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$57,866	$56,855	$56,349	$55,337	$54,832	$53,820
Change in fair value:
$	$2,023	$1,012	$506	$(506)	$(1,012)	$(2,023)
%	3.6%	1.8%	0.9%	(0.9)%	(1.8)%	(3.6)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of September 30, 2016, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$294,098	$287,068	$283,678	$277,134	$273,975	$267,872
Change in fair value:
$	$13,731	$6,701	$3,310	$(3,233)	$(6,392)	$(12,495)
%	4.9%	2.4%	1.2%	(1.2)%	(2.3)%	(4.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$311,670	$295,283	$287,653	$273,404	$266,744	$254,262
Change in fair value:
$	$31,303	$14,916	$7,286	$(6,963)	$(13,623)	$(26,105)
%	11.2%	5.3%	2.6%	(2.5)%	(4.9)%	(9.3)%

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2016, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter or nine months ended September 30, 2016.

The following table provides information about our common share repurchases during the nine months ended September 30, 2016:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2016 – January 31, 2016	—	$—	—	$183,662
February 1, 2016 – February 29, 2016	3,257,479	$11.90	3,257,479	$144,884
March 1, 2016 – March 31, 2016	1,898,906	$13.53	1,898,906	$119,191
April 1, 2016 – April 30, 2016	100,000	$13.68	100,000	$117,823
May 1, 2016 – May 31, 2016	282,999	$14.91	282,999	$113,604
June 1, 2016 – June 30, 2016	802,520	$15.92	802,520	$100,828
July 1, 2016 – July 31, 2016	67,852	$16.24	67,852	$99,726
August 1, 2016 – August 31, 2016	105,000	$15.19	105,000	$98,131
September 1, 2016 – September 30, 2016	514,292	$15.36	514,292	$90,233
	7,029,048	$13.29	7,029,048	$90,233

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

10.4

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K on September 12, 2016).

10.5

Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on September 12, 2016).

10.6

Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K on September 12, 2016).

10.7

Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K on September 12, 2016).

10.8†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.9†

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

10.11†

Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

Exhibit Number	Exhibit Description

10.12

Master Repurchase Agreement, dated as of December 9, 2010, among PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC, and PennyMac Loan Services, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.13

Amendment Number One to the Master Repurchase Agreement, dated as of February 25, 2011, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 3, 2011).

10.14

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

10.16

Amendment Number Four to the Master Repurchase Agreement, dated as of April 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.17

Amendment Number Five to the Master Repurchase Agreement, dated as of April 20, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.18

Amendment Number Six to the Master Repurchase Agreement, dated as of May 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on June 5, 2012).

10.19

Amendment Number Seven to the Master Repurchase Agreement, dated as of November 13, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.39 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.20

Amendment Number Eight to the Master Repurchase Agreement, dated as of December 31, 2012, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.21

Amendment Number Nine to the Master Repurchase Agreement, dated as of March 12, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on March 13, 2013).

10.22

Amendment Number Ten to the Master Repurchase Agreement, dated as of April 19, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.23

Amendment Number Eleven to the Master Repurchase Agreement, dated as of June 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.24

Amendment Number Twelve to the Master Repurchase Agreement, dated as of July 25, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

Exhibit Number	Exhibit Description

10.25

Amendment Number Thirteen to the Master Repurchase Agreement, dated as of September 26, 2013, by and among Citibank, N.A. and PennyMac Corp., PennyMac Mortgage Investment Trust Holdings I, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.26

Amendment Number Fourteen to the Master Repurchase Agreement, dated as of February 5, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.27

Amendment Number Fifteen to the Master Repurchase Agreement, dated as of May 13, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.28

Amendment Number Sixteen to the Master Repurchase Agreement, dated as of July 24, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.29

Amendment Number Seventeen to the Master Repurchase Agreement, dated as of August 7, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.30

Amendment Number Eighteen to the Master Repurchase Agreement, dated as of September 8, 2014, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.31

Amendment Number Nineteen to the Master Repurchase Agreement, dated as of July 6, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.32

Amendment Number Twenty to the Master Repurchase Agreement, dated as of September 7, 2015, by and among Citibank, N.A. and PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.33

Amendment Number Twenty-One to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.34

Amendment Number Twenty-Two to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.52 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.35	Amendment Number Twenty-Three to Master Repurchase Agreement, dated as of October 20, 2016, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A.

10.36

Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.37

Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.38

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 4, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

10.39

Amendment and Restated Guaranty, dated as of March 31, 2016, by PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and Credit Suisse First Boston Mortgage Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.40

Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

Exhibit Number	Exhibit Description

10.41

Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on
May 30, 2012).

10.42

Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.43

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

10.49

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

10.53

Amendment Number Twelve to the Master Repurchase Agreement, dated as of September 7, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.54

Amendment Number Thirteen to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.55

Amendment Number Fourteen to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.56

Amendment Number Fifteen to Master Repurchase Agreement, dated as of July 25, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

Exhibit Number	Exhibit Description

10.57	Amendment Number Sixteen to Master Repurchase Agreement, dated as of October 20, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.

10.58

Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.59

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.60

Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.61

Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.62

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

10.64

Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.65

Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.66

Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.67	Amendment Number Eight to the Master Repurchase Agreement, dated as of August 26, 2016, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

10.68

Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.69

Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of April 30, 2015, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 6, 2015).

10.70

Amendment No. 1 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of August 26, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.71

Amendment No. 2 to Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of November 10, 2015, among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.143 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.72

Loan and Security Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

Exhibit Number	Exhibit Description

10.73

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.159 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.74

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.173 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.75

Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.174 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.76

Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.175 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.77

Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.113 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.78	Amendment No. 6 to Loan and Security Agreement, dated as of September 26, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC.

10.79

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

Exhibit Number	Exhibit Description

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

10.103

Amended and Restated Loan and Security Agreement, dated as of September 15, 2016, between PennyMac Corp., PennyMac Holdings, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.104	Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of October 20, 2016, between PennyMac Corp., PennyMac Holdings, LLC, and Citibank, N.A.

10.105

Amended and Restated Guaranty Agreement, dated as of September 15, 2016, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.106

Master Spread Acquisition and MSR Servicing Agreement, dated as of September 15, 2016, between PennyMac Corp. and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.107

Master Repurchase Agreement, dated as of October 14, 2016, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.108

Guaranty, dated as of October 14, 2016, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.109

Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.150 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.110

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.151 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.111

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.152 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.112

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.153 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.113

Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.154 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.114

Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.183 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.115

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.155 of the Company’s Quarterly Report on Form 10-Q for the quarter ended
June 30, 2015).

10.116

Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

Exhibit Number	Exhibit Description

10.117	Amendment Number One to Master Repurchase Agreement, dated as of August 31, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.

10.118	Amendment Number Two to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.

10.119

Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.120	Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.

10.121

Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.122

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of August 31, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.123

Master Spread Acquisition and MSR Servicing Agreement, dated as of January 22, 2016, by and between PennyMac Corp. and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.124

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.127 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.125

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

10.126

Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 4, 2016	By:	/s/ Stanford L. Kurland
Stanford L. Kurland
Chairman of the Board and Chief Executive Officer

Dated: November 4, 2016	By:	/s/ Anne D. McCallion
Anne D. McCallion
Chief Financial Officer