Form 10-K
period 2016-12-31
PennyMac Mortgage Investment Trust
filed 2017-02-28
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

As of June 30, 2016 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,077,928,941 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 21, 2017, there were 66,701,272 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2017 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2016

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

•	changes in general business, economic, market, employment and political conditions, or in consumer confidence and spending habits from those expected;
•	declines in real estate or significant changes in U.S. housing prices or activity in the U.S. housing market;
•	the availability of, and level of competition for, attractive risk-adjusted investment opportunities in mortgage loans and mortgage-related assets that satisfy our investment objectives;
•	the inherent difficulty in winning bids to acquire mortgage loans, and our success in doing so;
•	the concentration of credit risks to which we are exposed;
•	the degree and nature of our competition;
•	our dependence on our manager and servicer, potential conflicts of interest with such entities and their affiliates, and the performance of such entities;
•	changes in personnel and lack of availability of qualified personnel at our manager, servicer or their affiliates;
•	the availability, terms and deployment of short-term and long-term capital;
•	the adequacy of our cash reserves and working capital;
•	our ability to maintain the desired relationship between our financing and the interest rates and maturities of our assets;

•	the timing and amount of cash flows, if any, from our investments;
•	unanticipated increases or volatility in financing and other costs, including a rise in interest rates;
•	the performance, financial condition and liquidity of borrowers;
•	the ability of our servicer, which also provides us with fulfillment services, to approve and monitor correspondent sellers and underwrite loans to investor standards;
•	incomplete or inaccurate information or documentation provided by customers or counterparties, or adverse changes in the financial condition of our customers and counterparties;
•	our indemnification and repurchase obligations in connection with mortgage loans we purchase and later sell or securitize:
•	the quality and enforceability of the collateral documentation evidencing our ownership and rights in the assets in which we invest;
•	increased rates of delinquency, default and/or decreased recovery rates on our investments;
•	the performance of mortgage loans underlying mortgage-backed securities (“MBS”) in which we retain credit risk;
•	our ability to foreclose on our investments in a timely manner or at all;
•	increased prepayments of the mortgages and other loans underlying our MBS or relating to our mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”) and other investments;
•	the degree to which our hedging strategies may or may not protect us from interest rate volatility;
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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland on May 18, 2009, and began operations on August 4, 2009. We conduct our operations through two segments: correspondent production and investment activities. For financial information concerning our reportable segments see Note 31, Segments, in the Consolidated Financial Statements. We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership.

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”). PFSI is a specialty financial services firm with a comprehensive mortgage platform and integrated business focused on the production and servicing of U.S. mortgage loans and the management of investments related to the U.S. mortgage market. Specifically:

•

We are managed by PNMAC Capital Management, LLC (“PCM” or our “Manager”), an indirect wholly-owned subsidiary of PennyMac and an investment adviser registered with the Securities and Exchange Commission (“SEC”) that specializes in, and focuses on, U.S. mortgage assets.

•

All of the loans we acquire in our correspondent production operations (as described below) are fulfilled on our behalf by another indirect wholly-owned PennyMac subsidiary, PennyMac Loan Services, LLC (“PLS” or our “Servicer”), which also services the mortgage loans we hold in our residential mortgage investment portfolio and the mortgage loans for which we retain the obligation to service as a result of our correspondent production.

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

In addition to our investment activities, we are engaged in correspondent production, which is the acquisition of newly originated, prime credit quality, first-lien residential mortgage loans that have been underwritten to investor guidelines, pooling such loans into MBS and selling the resulting securities into the secondary markets. We purchase Agency-eligible mortgage loans and jumbo mortgage loans. A jumbo mortgage loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell or securitize Agency-eligible mortgage loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government mortgage loans (insured by the FHA or guaranteed by the VA), which we sell to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which, generally on a servicing-retained basis, we securitize or sell to third parties.

Our correspondent production business has grown through purchases from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and loan quality. As of December 31, 2016, 522 sellers have been approved, primarily independent mortgage originators and small banks located across the United States. We purchased approximately $66.1 billion at fair value of loans in 2016, including $23.9 billion of conventional loans and $42.2 billion of government-insured loans. During 2016, we were the second largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance.

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

Our Manager and Our Servicers

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on U.S. mortgage assets. PCM also serves as the investment manager to two private investment funds, which we refer to as the PennyMac funds, with investment objectives and policies relating to distressed mortgage loans that are substantially similar to ours. The combined net assets of the entities managed by PCM, including our shareholders’ equity, amounted to approximately $1.5 billion as of December 31, 2016.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans and MSRs. PLS’s loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of real estate acquired in settlement of loans (“REO”). Servicing fee rates are based on the delinquency status and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers. PLS also provides special servicing to the PennyMac funds and the entities in which the PennyMac funds have invested. PLS acted as the servicer for mortgage loans with an aggregate unpaid principal balance (“UPB”) of approximately $194.2 billion as of December 31, 2016.

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

Investment Strategy and Targeted Asset Classes

Our Manager continually evaluates the markets for investment opportunities on our behalf. To date, we have invested in mortgage loans, a substantial portion of which are distressed and acquired at discounts to their unpaid principal balances; MSRs; ESS; mortgage-related securities; small balance (typically under $10 million) commercial real estate loans, including newly originated multifamily loans; and other mortgage-related, real estate and financial assets. A substantial portion of our investments are not rated by any rating agency.

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

Interest Rate Sensitive Assets	• Agency MBS

• Non-Agency senior MBS

• Mortgage-related derivatives, including, but not limited to, options, futures and derivatives on MBS

• MSRs • ESS arising from MSRs (including recapture)

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

Our Portfolios

Investment Activities

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Credit Sensitive Assets
Distressed mortgage loans at fair value
Performing	$611,584	$877,438	$664,266	$647,266	$404,016
Nonperforming	742,988	1,222,956	1,535,317	1,647,527	785,955
Small balance commercial mortgage loans	8,961	14,590	—	—	—
REO and real estate held for investment	303,393	350,642	303,228	148,080	88,078
Credit risk transfer agreements (1)	465,669	147,593	—	—	—
Agency debt	—	—	—	12,000	—
	2,132,595	2,613,219	2,502,811	2,454,873	1,278,049
Interest Rate Sensitive Assets
Agency MBS	865,061	225,150	195,518	197,401	—
Non-Agency senior MBS	—	97,323	111,845	—	—
ESS	288,669	412,425	191,166	138,723	—
Interest rate hedges (2)	4,749	2,282	3,016	4,766	3,260
MSRs	656,567	459,741	357,780	290,572	126,776
	1,815,046	1,196,921	859,325	631,462	130,036
	$3,947,641	$3,810,140	$3,362,136	$3,086,335	$1,408,085

(1)	Investments in credit risk transfer agreements include deposits securing credit risk transfer agreements and credit risk transfer derivatives.
(2)	Derivative assets, net of derivative liabilities, excluding interest rate lock commitments (“IRLC”).

Correspondent Production

In our correspondent production activities, we acquire newly originated loans from mortgage lenders, sell the loans to an Agency or other third party, sell the loans to PLS in the case of government loans, or otherwise pool loans into MBS, sell the resulting securities into the MBS markets and retain the MSRs. During 2016, we purchased $66.1 billion at fair value of newly originated mortgage loans, compared to $46.4 billion during 2015.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Correspondent mortgage loan purchases at fair value:
Government-insured or guaranteed	$42,171,914	$31,945,396	$16,523,216	$16,068,253	$8,969,220
Agency-eligible	23,930,186	14,360,888	11,474,345	15,358,372	13,463,121
Jumbo	10,227	117,714	383,854	582,996	10,795
Commercial	18,112	14,811	—	—	—
	$66,130,439	$46,438,809	$28,381,415	$32,009,621	$22,443,136
Interest rate lock commitments issued	$67,139,108	$48,138,062	$27,815,464	$28,967,903	$23,886,201
UPB of correspondent mortgage loan purchases	$63,263,734	$44,357,875	$27,147,444	$30,949,758	$21,480,593
Gain on mortgage loans acquired for sale (1)	$106,442	$51,016	$35,647	$98,669	$147,675
Fair value of correspondent loans in
Mortgage loans at year end pending sale to:
Nonaffiliates	$868,496	$614,507	$428,397	$345,777	$821,858
PLS	804,616	669,288	209,325	112,360	153,326
	$1,673,112	$1,283,795	$637,722	$458,137	$975,184

(1)

Gain on mortgage loans acquired for sale includes recognition of initial and subsequent changes to the fair value of IRLCs, mortgage loans purchased under such commitments, and the derivative financial instruments acquired to manage the risk of changes in fair value of our inventory of mortgage loans and IRLCs during the period from the commitment date through the earlier of the date of sale or end of year, and the fair value of MSRs initially capitalized upon the sale of loans.

PCM has worked to expand our sources of assets to position us to take advantage of market opportunities and market changes. Examples of such investments include:

•

Creation and acquisition of MSRs and ESS related to MSRs. We believe that MSR and ESS investments may allow us to earn attractive current returns and to leverage the mortgage loan servicing and origination capabilities of PLS to enhance the assets’ value. We intend to continue to retain the MSRs that we receive as a portion of the proceeds from our sale or securitization of mortgage loans through our correspondent production operation. During the year ended December 31, 2016, we received $275.1 million of MSRs as proceeds from the sale of mortgage loans. We purchased $2.7 million of MSRs and we received $6.6 million of ESS and $1.6 million of MSRs pursuant to recapture agreements with PLS. During the year ended December 31, 2016, we did not purchase any ESS from PFSI and we sold $59.0 million of ESS relating to Freddie Mac and Fannie Mae MSRs back to PLS.

•

CRT transactions. We have entered into credit risk transfer agreements (“CRT Agreements”) with Fannie Mae, whereby we sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans and an interest-only (“IO”) ownership interest in such mortgage loans. During the year ended December 31, 2016, we sold $11.2 billion of mortgage loans under CRT Agreements and invested $306.5 million in deposits securing such agreements.

•

Acquisition of small balance (typically under $10 million) commercial real estate loans that finance multifamily and other commercial real estate or securities backed by such mortgage loans. During the year ended December 31, 2016, we purchased $18.1 million of commercial real estate loans at fair value.

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

Our board of trustees has authorized a common share repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the years ended December 31, 2016 and 2015, we repurchased 7.4 million and 1.0 million common shares at a cost of $98.4 million and $16.3 million, respectively. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

During 2014, we issued 3.8 million common shares under an ATM Equity Offering Sales Agreementsm and received net proceeds totaling $89.5 million. During 2016 and 2015, we did not issue our common shares under this or any other agreement. We used the proceeds of the 2014 offerings to fund a portion of the purchase price of our mortgage-related investments, to fund the continued growth of our correspondent production business and for general corporate purposes.

Since 2010, we have maintained multiple master repurchase agreements with money center banks to finance our investments in distressed assets. Our objective is to use these facilities to finance nonperforming mortgage loan and real estate investments pending liquidation, sale, securitization or other structured financing. The aggregate principal amount outstanding under the facilities in existence as of December 31, 2016 was $1.1 billion.

Since 2010, we have also maintained multiple master repurchase agreements and mortgage loan participation and sale agreements with money center banks to fund newly originated prime mortgage loans purchased from correspondent sellers. The aggregate principal balance outstanding under the facilities in existence as of December 31, 2016 was $1.6 billion.

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

Since 2015, we have maintained multiple loan and security agreements with money center banks to finance mortgage servicing rights relating to mortgage loans serviced for Fannie Mae and Freddie Mac. The aggregate principal balance outstanding under the facilities in existence as of December 31, 2016 was $275.1 million.

In 2016, our wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”) entered into a master repurchase agreement with PLS, pursuant to which PMH sells to PLS participation certificates representing a beneficial interest in Ginnie Mae ESS under an agreement to repurchase. The purchase price is based upon a percentage of the market value of the ESS. Pursuant to the master repurchase agreement, PMH grants to PLS a security interest in all of its right, title and interest in, to and under the ESS and PLS, in turn, re-pledges such ESS along with its interest in all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. The aggregate principal balance outstanding under this facility as of December 31, 2016 was $150 million.

Our borrowings are made under agreements that include various covenants, including profitability, the maintenance of specified levels of cash, adjusted tangible net worth and overall leverage limits. Our ability to borrow under these facilities is limited by the amount of qualifying assets that we hold and that are eligible to be pledged to secure such borrowings and our ability to fund any applicable margin requirements. We are not otherwise required to maintain any specific debt-to-equity ratio, and we believe the appropriate leverage for the particular assets we finance depends on, among other things, the credit quality and risk of such assets. Our declaration of trust and bylaws do not limit the amount of indebtedness we can incur, and our board of trustees has discretion to deviate from or change our financing strategy at any time.

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

Operating and Regulatory Structure

REIT Qualification

We have elected to be treated as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with our taxable year ended December 31, 2009. Our qualification as a REIT depends upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Internal Revenue Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our common shares. We believe that we are organized in conformity with the requirements for qualification and taxation as a REIT under the Internal Revenue Code, and that our manner of operation enables us to meet the requirements for qualification and taxation as a REIT.

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

In acquiring mortgage assets, we compete with specialty finance companies, private funds, other mortgage REITs, thrifts, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, governmental bodies and other entities, which may also be focused on acquiring mortgage-related assets, and therefore may increase competition for the available supply of mortgage assets suitable for purchase. Many of our competitors are significantly larger than we are and have stronger financial positions and greater access to capital and other resources than we have and may have other advantages over us. Such advantages include the ability to obtain lower-cost financing, such as deposits, and operational efficiencies arising from their larger size. Some of our competitors may have higher risk tolerances or different risk assessments and may not be subject to the operating restraints associated with REIT tax compliance or maintenance of an exclusion from the Investment Company Act, any of which could allow them to consider a wider variety of investments and funding strategies and to establish more relationships with sellers of mortgage assets than we can.

Because the availability of pools of mortgage assets may fluctuate, the competition for assets and sources of financing may increase. Increased competition for assets may result in our accepting lower returns for acquisitions of residential mortgage loans and other assets or adversely influence our ability to bid for such assets at levels that allow us to acquire the assets. An increase in the competition for sources of funding could adversely affect the availability and terms of financing, and thereby adversely affect the market price of our common shares.

In the face of this competition, we have access to PCM’s professionals and their industry expertise, which we believe provides us with a competitive advantage and helps us assess investment risks and determine appropriate pricing for certain potential investments. We expect this relationship to enable us to compete more effectively for attractive investment opportunities. Furthermore, we believe that our access to PLS’s special servicing expertise helps us to maximize the fair value of our distressed residential mortgage loans and provides us with a competitive advantage over other companies with a similar focus.

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

Staffing

We have three employees. All of our officers are employees of PennyMac or its affiliates. We do not pay our officers any cash compensation under the terms of our management agreement.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (the “SEC”) pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge at www.pennymacmortgageinvestmenttrust.com  through the investor relations section of our website as soon as reasonably practicable after electronically filing such material with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at  www.sec.gov . In addition, the public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The above references to our website and the SEC’s website do not constitute incorporation by reference of the information contained on those websites and should not be considered part of this document.

Item 1A.	Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially and adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM and PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS are terminated.

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of mortgage loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these agreements because we have limited employees or in-house capability to handle the services independently.

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

In addition, the terms of these agreements extend until September 12, 2020, subject to automatic renewal for additional 18-month periods, but any of the agreements may be terminated earlier under certain circumstances or otherwise non-renewed. If any agreement is terminated or non-renewed and not replaced by a new agreement, it would materially and adversely affect our ability to continue to execute our business plan.

If our management agreement or loan servicing agreement is terminated or not renewed, we will have to obtain the services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking services agreement, the services provided by PLS are inherently unique and not widely available, if at all. This is particularly true because we are not a Ginnie Mae licensed issuer or servicer, yet we are able to acquire government mortgage loans from our correspondent sellers that we know will ultimately be purchased from us by PLS. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS as it relates to our correspondent business activities.

PFSI, the parent company of PCM and PLS, has undergone significant growth and its development and integration of new operations may not be effective.

PFSI’s growth since it commenced operations has caused significant demands on its operational, accounting and legal infrastructure, and increased expenses. The ability of PCM and PLS to provide us with the services we require to be successful depends, among other things, on the ability of PFSI, including PCM and PLS, to maintain an operating platform and management system sufficient to address its growth. This may require PFSI to incur significant additional expenses and to commit additional senior management and operational resources to support its growth. There can be no assurance that PFSI will be able to effectively develop its expanding operations or that PFSI will continue to grow successfully. PFSI’s failure to do so could adversely affect the ability of PCM and PLS to manage us, service our portfolio of assets, or provide mortgage banking services, which could materially and adversely affect our business, liquidity, financial condition, and results of operations and our ability to pay dividends.

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

For its services under our loan servicing agreement, PLS is entitled to servicing fees that we believe are competitive with those charged by primary servicers and specialty servicers and include fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced loan or the REO, as well as activity fees that generally are calculated as a percentage of unpaid principal balance or proceeds realized. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, and assumption, modification and origination fees. In addition, to the extent we have participated in the Home Affordable Modification Program (“HAMP”) (or other similar mortgage loan modification programs), PLS may be entitled to retain any incentive payments made to it in connection with our participation therein. Because certain of these fees are earned upon reaching a specific milestone, this fee structure may provide PLS with an incentive to foreclose more aggressively or liquidate assets for less than their fair value.

On our behalf, PLS also refinances performing and nonperforming loans and originates new loans to facilitate the disposition of real estate that we acquire through foreclosure. In order to provide PLS with an incentive to produce such loans, PLS is entitled to receive origination fees and other compensation based on market-based pricing and terms that are consistent with the pricing and terms offered by PLS to unaffiliated third parties on a retail basis. This may provide PLS with an incentive to refinance a greater proportion of our loans than it otherwise would and/or to refinance loans on our behalf instead of arranging the refinancings with a third party lender, either of which might give rise to a potential or perceived conflict of interest.

Termination of our management agreement is difficult and costly.

It is difficult and costly to terminate, without cause, our management agreement. Our management agreement provides that it may be terminated by us without cause under limited circumstances and the payment to PCM of a significant termination fee. The cost to us of terminating our management agreement may adversely affect our desire or ability to terminate our management agreement with PCM without cause. PCM may also terminate our management agreement upon at least 60 days’ prior written notice if we default in the performance of any material term of our management agreement and the default continues for a period of 30 days after written notice to us, or where we terminate our loan servicing agreement, our mortgage banking services agreement or certain other of our related party agreements with PCM or PLS without cause (at any time other than at the end of the current term or any automatic renewal term), whereupon in any case we would be required to pay to PCM a significant termination fee. As a result, our desire or ability to terminate any of our related party agreements may be adversely affected to the extent such termination would trigger the right of PCM to terminate the management agreement and our obligation to pay PCM a significant termination fee.

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

The experience of PFSI’s senior managers is valuable to us. PFSI’s management team has significant experience in the mortgage loan production, servicing and investment management industries. Neither we nor PFSI maintains life insurance policies relating to our or PFSI’s senior managers. The loss of the services of PFSI’s senior managers for any reason could adversely affect our business.

Our failure to deal appropriately with various issues that may give rise to reputational risk, including conflicts of interest and legal and regulatory requirements, could cause harm to our business and adversely affect our business, financial condition and results of operations.

Maintaining our reputation is critical to attracting and retaining customers, trading counterparties, investors and employees.  If we fail to deal with, or appear to fail to deal with, various issues that may give rise to reputational risk, we could significantly harm our business. Such issues include, but are not limited to, conflicts of interest, legal and regulatory requirements, and any of the other risks discussed in this Item 1A.

As we expand the scope of our businesses, we confront potential conflicts of interest relating to our investment activities that are managed by PCM. The SEC and certain other regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business, we must continue to monitor and address any conflicts between our interests and those of PFSI. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations. Reputational risk incurred in connection with conflicts of interest could negatively affect our business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, investors and employees and adversely affect our results of operations.

Reputational risk from negative public opinion is inherent in our business and can result from a number of factors. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. These factors could tarnish or otherwise strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading and financing counterparties and employees and adversely affect our business, financial condition and results of operations.

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

Risks Related to Our Business

Regulatory Risks

We operate in a highly regulated industry and the continually changing federal, state and local laws and regulations could materially and adversely affect our business, financial condition and results of operations.

We are required to comply with a wide array of federal, state and local laws and regulations that regulate, among other things, the manner in which we conduct our loan production and servicing businesses. These regulations directly impact our business and require constant compliance, monitoring and internal and external audits.

Federal, state and local governments have proposed or enacted numerous new laws, regulations and rules related to mortgage loans. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to real estate settlement procedures, equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, licensing of loan officers and other personnel, loan officer compensation, secured transactions, property valuations, servicing transfers, payment processing, escrow, communications with consumers, loss mitigation, collection, foreclosure, bankruptcies, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. PLS and service providers it uses, including outside counsel retained to process foreclosures and bankruptcies, must also comply with some of these legal requirements.

Our failure or the failure of PLS to operate effectively and in compliance with these laws, regulations and rules could subject us to lawsuits or governmental actions and damage our reputation, which could materially and adversely affect our business, financial condition and results of operations. In addition, our failure or the failure of PLS to comply with these laws, regulations and rules may result in increased costs of doing business, reduced payments by borrowers, modification of the original terms of mortgage loans, permanent forgiveness of debt, delays in the foreclosure process, increased servicing advances, litigation, reputational damage, enforcement actions, and repurchase and indemnification obligations. Our failure or the failure of PLS to adequately supervise service providers may also have these negative results.

The failure of the mortgage lenders from whom loans were acquired through our correspondent production activities to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable law. However, PLS may not detect every violation of law by these mortgage lenders. Further, to the extent any third party originators or servicers with whom we do business fail to comply with applicable law and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, acquired or serviced by us or a third party in violation of applicable law, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them is unable to fulfill its indemnity or repurchase obligations to us to a material extent, our business, financial condition and results of operations could be materially and adversely affected.

The outcome of the 2016 U.S. Presidential and Congressional elections could result in significant policy changes or regulatory uncertainty in our industry. While it is not possible to predict when and whether significant policy or regulatory changes would occur, any such changes on the federal, state or local level could significantly impact, among other things, our operating expenses, the availability of mortgage financing, interest rates, consumer spending, the economy and the geopolitical landscape. To the extent that the new government administration takes action by proposing and/or passing regulatory policies that could have a negative impact on our industry, such actions may have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

The increasing number of proposed U.S. federal, state and local laws may affect certain mortgage-related assets in which we invest and could increase our cost of doing business.

Legislation has been enacted and proposed which, among other provisions, could hinder the ability of a servicer to foreclose promptly on defaulted mortgage loans or would permit limited assignee liability for certain violations in the mortgage loan origination process, which could result in us being held responsible for such violations. We cannot predict whether or in what form the U.S. Congress or the various state and local legislatures may enact legislation or whether an executive order will be passed affecting our business. We will evaluate the potential impact of any initiatives which, if enacted, could materially and adversely affect our practices and results of operations. We are unable to predict whether U.S. federal, state or local authorities will enact laws, rules or regulations or whether an executive order will be passed that will require changes in our practices in the future, and any such changes could materially and adversely affect our cost of doing business and profitability.

The CFPB is active in its monitoring of the residential mortgage origination and servicing sectors. Revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational risk that results from such actions.

Under the Dodd-Frank Act, the CFPB is empowered with broad supervision, rulemaking and examination authority to enforce laws involving consumer financial products and services and to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and are protected from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has adopted a number of final regulations under the Dodd-Frank Act regarding truth in lending, “ability to repay,” home mortgage loan disclosure, home loan origination, fair credit reporting, fair debt collection practices, foreclosure protections, and mortgage servicing rules, including provisions regarding loss mitigation, early intervention, periodic statement requirements and lender-placed insurance.  In October 2016, the CFPB further revised its rules under Regulations X and Z impacting lender-placed insurance notices, delinquency and early intervention, loss mitigation, periodic statement requirements, and successors-in-interest to borrowers.

The CFPB also has enforcement authority with respect to the conduct of third-party service providers of financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with third-party vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review vendors’ policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. The CFPB is also applying greater scrutiny to compensation payments to third-party providers for marketing services and may issue guidance that narrows the range of acceptable payments to third-party providers as part of marketing services agreements, lead generation agreements and other third-party marketer relationships.

In addition to its supervision and examination authority, the CFPB is authorized to conduct investigations to determine whether any person is engaging in, or has engaged in, conduct that violates federal consumer financial protection laws, and to initiate enforcement actions for such violations, regardless of its direct supervisory authority. Investigations may be conducted jointly with other regulators. In furtherance of its supervision and examination powers, the CFPB has the authority to impose monetary penalties for violations of applicable federal consumer financial laws, require remediation of practices and pursue administrative proceedings or litigation for violations of applicable federal consumer financial laws. The CFPB also has the authority to obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,000 per day for ordinary violations of federal consumer financial laws to $25,000 per day for reckless violations and $1 million per day for knowing violations.

Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, changes in leadership or authority levels within the CFPB, and actions taken or not taken by the CFPB could materially and adversely affect the manner in which we conduct our business, result in heightened federal and state regulation and oversight of our business activities and in increased costs and potential litigation associated with our business activities. Our or PLS’ failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us or PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, financial condition, results of operations or cash flows and our ability to make distributions to our shareholders.

We are highly dependent on the Agencies and the Federal Housing Finance Agency (“FHFA”), as the conservator of Fannie Mae and Freddie Mac, and any changes in these entities or their current roles could materially and adversely affect our business, liquidity, financial condition and results of operations.

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

Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, inability to obtain necessary government funding, lack of success in resolving repurchase demands to lenders, foreclosure problems and delays and problems with mortgage insurers, they could suffer losses and fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

Under the new government administration, the roles of Fannie Mae and Freddie Mac could be significantly restructured, reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase demands and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other sellers/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans that we acquire through our correspondent production activities, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition and results of operations.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have begun approving new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business and results of operations. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefits from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it believes it is cost effective and appropriate to become licensed.

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

Effective December 31, 2015, each of the Agencies implemented minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements, which are described in Liquidity and Capital Resources, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks.

In order to meet these minimum financial requirements, we and our Servicer are required to maintain cash and cash equivalents in amounts that may adversely affect our or its business, financial condition and results of operations, and this could significantly impede us and our Servicer, as non-bank mortgage lenders, from growing our respective businesses and MSR portfolios and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or our Servicer, which could cause us or our Servicer to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, results of operations and cash flows.

Mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the value of, and the returns on, the assets in which we invest.

The U.S. government, through the FHA, the Federal Deposit Insurance Corporation and the U.S. Treasury, has established loan modification and refinance programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. We can provide no assurance that we will be eligible to use any government programs or, if eligible, that we will be able to utilize them successfully. Further, the incentives provided by such programs may increase competition for, and the pricing of, our targeted assets. These programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for modifications or refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, residential mortgage loans, residential MBS, real estate-related securities and various other asset classes in which we invest.

Compliance with changing regulation of corporate governance and public disclosure has resulted, and will continue to result, in increased compliance costs and pose challenges for our Manager’s management team.

Changing federal and state laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Act and the rules, regulations and agencies promulgated thereunder, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and SEC regulations, have created uncertainty for public companies and significantly increased the compliance requirements, costs and risks associated with accessing the U.S. public markets. Our manager’s management team has and will continue to devote significant time and financial resources to comply with both existing and evolving standards for public companies; however, this will continue to lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Market Risks

A prolonged economic slowdown, recession or declining real estate values could materially and adversely affect us.

The risks associated with our investments are more acute during periods of economic slowdown or recession, especially if these periods are accompanied by high unemployment and declining real estate values. A weakening economy, high unemployment and declining real estate values significantly increase the likelihood that borrowers will default on their debt service obligations and that we will incur losses on our investments in the event of a default on a particular investment because the fair value of any collateral we foreclose upon may be insufficient to cover the full amount of such investment or may require a significant amount of time to realize. These factors may also increase the likelihood of re-default rates even after we have completed loan modifications. Any period of increased payment delinquencies, foreclosures or losses could adversely affect the net interest income generated from our portfolio and our ability to make and finance future investments, which would materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and market value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition and results of operations.

A disruption in the MBS market could materially and adversely affect our business, financial condition and results of operations.

In our correspondent production activities, we deliver newly originated Agency-eligible mortgage loans that we acquire to Fannie Mae or Freddie Mac to be pooled into Agency MBS securities or transfer government loans that we acquire to PLS, which pools them into Ginnie Mae MBS securities. Disruptions in the general MBS market have occurred in the past. Any significant disruption or period of illiquidity in the general MBS market would directly affect our liquidity because no existing alternative secondary market would likely be able to accommodate on a timely basis the volume of loans that we typically acquire and sell in any given period. Accordingly, if the MBS market experiences a period of illiquidity, we might be prevented from selling the loans that we acquire into the secondary market in a timely manner or at favorable prices or we may be required to repay a portion of the debt securing these assets, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We finance our investments with borrowings, which may materially and adversely affect our return on our investments and may reduce cash available for distribution to our shareholders.

We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have leveraged certain of our investments through repurchase agreements, pursuant to which we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

In addition, we invest in certain assets, including MSRs and ESS, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and ESS under secured financing arrangements. Our Fannie Mae and Freddie Mac MSRs are pledged to secure borrowings under loan and security agreements, while our Ginnie Mae ESS is sold under a repurchase agreement to PLS as part of a structured finance transaction. PLS, in turn, pledges our Ginnie Mae ESS along with all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. In each case, similar to our repurchase agreements, the cash that we receive under these secured financing arrangements is less than the fair value of the assets and a decrease in the value of the pledged collateral can result in a margin call. Should a margin call occur, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. If we are unable to satisfy a margin call, the secured parties may sell the collateral, which may result in significant losses to us.

Each of the secured financing arrangements pursuant to which we finance MSRs and ESS is further subject to the terms of an acknowledgement agreement with Fannie Mae, Freddie Mac or Ginnie Mae, as applicable, pursuant to which our and the secured parties’ rights are subordinate in all respects to the rights of the applicable Agency. Accordingly, the exercise by either Fannie Mae, Freddie Mac or Ginnie Mae of its rights under the applicable acknowledgment agreement, including at the direction of the secured parties or as a result of any action or inaction of PLS and whether or not we are in breach of our repurchase agreement with PLS, could result in the extinguishment of our and the secured parties’ rights in the related collateral and result in significant losses to us.

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

Our credit and financing agreements contain financial and restrictive covenants that could adversely affect our financial condition and our ability to operate our businesses.

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

Our existing credit and financing agreements also impose other financial and non‑financial covenants and restrictions on us that impact our flexibility to determine our operating policies and investment strategies by limiting our ability to incur certain types of indebtedness; grant liens; engage in consolidations, mergers and asset sales, make restricted payments and investments; and enter into transactions with affiliates. In our credit and financing agreements, we agree to certain covenants and restrictions and we make representations about the assets sold or pledged under these agreements. We also agree to certain events of default (subject to certain materiality thresholds and grace periods), including payment defaults, breaches of financial and other covenants and/or certain representations and warranties, cross-defaults, servicer termination events, ratings downgrades, guarantor defaults, bankruptcy or insolvency proceedings and other events of default and remedies customary for these types of agreements. If we default on our obligations under a credit or financing agreement, fail to comply with certain covenants and restrictions or breach our representations and are unable to cure, the lender may be able to terminate the transaction or its commitments, accelerate any amounts outstanding, require us to post additional collateral or repurchase the assets, and/or cease entering into any other credit transactions with us.

Because our credit and financing agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our credit and financing agreements could materially and adversely affect our business, financial condition and results of operations.

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

Until non-recourse long-term financing structures become available to us and we utilize them, we rely heavily on short-term repurchase and loan and security agreements with maturities that do not match the assets being financed and are thus exposed to risks which could result in losses to us.

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

We are also dependent on a limited number of banking institutions that extend us credit on terms that we have determined to be commercially reasonable. These banking institutions are subject to their own regulatory supervision, liquidity and capital requirements, risk management frameworks and risk thresholds and tolerances, any of which may change materially and negatively impact their business strategies, including their extension of credit to us specifically or mortgage lenders and servicers generally. Certain banking institutions have already exited, and others may in the future decide to exit, the mortgage business. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition and results of operations would be materially and adversely affected.

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

This financing arrangement also subjects us to the credit risk of PLS. To the extent PLS does not apply our payments of principal and interest under the loan and security agreement to the allocable portion of its borrowings under the master repurchase agreement, or to the extent PLS otherwise defaults under the master repurchase agreement, our ESS would be at a risk of total loss. In addition, we provide a guarantee to the third party lender for the amount of borrowings under the master repurchase agreement that are allocable to the pass through financing of our ESS. In the event we are unable to satisfy our obligations under the guaranty following a default by PLS, this could cause us to default under other financing arrangements and/or have a material adverse effect on our business, financial condition, results of operations and cash flows.

We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

In addition, we have been authorized to repurchase up to $200 million of our common shares pursuant to a share repurchase program approved by our board of trustees. As of December 31, 2016, we had $ 85.3 million of our common shares remaining under the current board authorization, and we may continue to repurchase shares to the extent we believe it is in the Company’s best interest to do so. Increased activity in our share repurchase program will have the effect of reducing our common shares outstanding, market value and shareholders’ equity, any or all of which could adversely affect the assessment by our lenders, credit providers or other counterparties regarding our net worth and, therefore, negatively impact our ability to raise new capital.

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

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their market value and the financing cost of our debt, as well as any derivative financial instruments that we utilize for hedging purposes.

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

We utilize derivative financial instruments, which could subject us to risk of loss.

We utilize derivative financial instruments for hedging purposes, which may include swaps, options and futures. However, the prices of derivative financial instruments, including futures and options, are highly volatile, as are payments made pursuant to swap agreements. As a result, the cost of utilizing derivatives may reduce our income that would otherwise be available for distribution to shareholders or for other purposes, and the derivative instruments that we utilize may fail to effectively hedge our positions. We are also subject to credit risk with regard to the counterparties involved in the derivative transactions.

The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Act and its implementing regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation, which could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

General Risks

Initiating new business activities or significantly expanding existing business activities may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or significantly expanding existing business activities, such as our entry into small balance multifamily production and non-delegated correspondent production, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative.

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

We also face substantial competition in acquiring attractive investments, both in our investment activities and correspondent production activities. While we try to diversify our investments among various types of mortgages and mortgage-related assets, the competition for such assets may compress margins and reduce yields, making it difficult for us to make investments with attractive risk-adjusted returns. There can be no assurance that we will be able to successfully transition out of investments producing lower returns into investments that produce better returns, or that we will not seek investments with greater risk to obtain the same level of returns. Any or all of these factors could cause the value of our investments to decline substantially and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In our correspondent production activities, we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PLS may not be able to continue to source sufficient asset acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such assets, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these assets and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity and results of operations and our ability to make distributions to our shareholders.

The success and growth of our correspondent production activities will depend, in part, upon PLS’ ability to adapt to and implement technological changes.

Our correspondent production activities are currently dependent, in part, upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent production process is becoming more dependent upon technological advancement. Maintaining and improving new technology and becoming proficient with it may also require significant capital expenditures by PLS. As these requirements increase in the future, PLS will have to fully develop these technological capabilities to remain competitive and its failure to do so could adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

We could incur substantial losses and our business operations could be disrupted if our Manager is unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk, and other market-related risks, as well as operational and legal risks related to our business, assets, and liabilities. We also are subject to various other laws, regulations and rules that are not industry specific, including health and safety laws, environmental laws and other federal, state and local laws, regulations and rules in the jurisdictions in which we operate. Our Manager’s risk management policies, procedures, and techniques may not be sufficient to identify all of the risks to which we are exposed, mitigate the risks we have identified, or identify additional risks to which we may become subject in the future. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and our Manager may not effectively identify, manage, monitor, and mitigate these risks as our business activity changes or increases.

We could be harmed by misconduct or fraud that is difficult to detect.

We are exposed to risks relating to misconduct by our employees, employees of PennyMac and its subsidiaries, contractors we use, or other third parties with whom we have relationships. For example, such employees could execute unauthorized transactions, use our assets improperly or without authorization, perform improper activities, use confidential information for improper purposes, or misrecord or otherwise try to hide improper activities from us. This type of misconduct could also relate to our assets managed by PCM. This type of misconduct can be difficult to detect and if not prevented or detected could result in claims or enforcement actions against us or losses. Accordingly, misconduct by the employees of PennyMac and its subsidiaries, contractors, or others could subject us to losses or regulatory sanctions and seriously harm our reputation. Our controls may not be effective in detecting this type of activity.

If we fail to maintain an effective system of internal controls, we may not be able to accurately determine our financial results or prevent fraud.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in an event of default under one or more of our lending arrangements and/or reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, financial condition, results of operations.

Technology failures could damage our business operations and increase our costs, which could adversely affect our business, financial condition and results of operations.

The financial services industry as a whole is characterized by rapidly changing technologies, and system disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay the ability of PCM or PLS to provide services to our customers on our behalf. Security breaches, acts of vandalism and developments in computer capabilities could result in a compromise or breach of the technology used to protect our customers’ personal information and transaction data.

Despite efforts by PCM or PLS to ensure the integrity of their systems, it is possible that they may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, vendors, customers or other users of these systems to disclose sensitive information in order to gain access to our data or that of our customers or clients. These risks may increase in the future along with the industry’s increase in its reliance on the Internet and use of web-based product offerings.

A successful penetration or circumvention of the security of our systems or a defect in the integrity of PCM’s or PLS’ systems or cybersecurity could cause serious negative consequences for our business, including regulatory sanctions, significant disruption of our operations, misappropriation of our confidential information or that of our customers, or damage to PCM’s or PLS’ computers or operating systems and to those of our customers and counterparties. Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us, to PCM or PLS, or to our customers, loss of confidence in us, customer dissatisfaction, significant litigation exposure and harm to our reputation, all of which could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

In conjunction with our correspondent business, we have entered into credit risk transfer agreements (“CRT Agreements”) with Fannie Mae, whereby we sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans and an IO ownership interest in such mortgage loans. Our retention of credit risk subjects us to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans, and exposes us to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

CRT Agreements also represent a type of investment that is new to the market and, as such, inherently uncertain and illiquid. There can be no assurance that this investment type will continue to be offered by Fannie Mae or supported by the FHFA or that it will produce the desired returns. Further, our projected returns are highly dependent on certain internal models, and it is uncertain whether such models are sufficiently accurate to support our projected returns and/or avoid potentially significant losses.

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

A significant portion of our investments is in the form of mortgage loans, which are subject to increased risks.

A significant portion of our investments is in the form of mortgage loans, which are directly exposed to losses resulting from default and foreclosure. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our investment in the loan, resulting in a loss to us. In addition, the foreclosure process may be lengthy and expensive, and any delays or costs involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property may further reduce the proceeds and thus increase the loss.

The mortgage loans in which we invest and the mortgage loans underlying the MBS in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

We have invested in performing and nonperforming residential mortgage loans and, through our correspondent production business, newly originated prime credit quality residential mortgage loans. Residential mortgage loans are typically secured by single-family residential property and are subject to risks and costs associated with delinquency and foreclosure and the resulting risks of loss. These risks are greater for nonperforming loans.

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

A significant portion of the residential mortgage loans that we have acquired are or may become nonperforming loans, which increases our risk of loss of our investment.

We historically acquired distressed residential mortgage loans and mortgage-related assets where the borrower had failed to make timely payments of principal and/or interest or where the loan was performing but subsequently could or did become nonperforming, and there are no limits on the percentage of nonperforming assets we may hold. A portion of these loans still have current loan-to-value ratios in excess of 100%, meaning the amount owed on the loan exceeds the value of the underlying real estate. Further, the borrowers on such loans may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due. Moreover, as we continue to liquidate our portfolio of distressed mortgage loans and mortgage-related assets and transition into other investment types, the distressed assets remaining in our portfolio often entail characteristics that make disposition or liquidation more challenging, including, among other things, severe document deficiencies or underlying real estate located in states with extended foreclosure timelines. If PLS as our primary and special servicer is not able to adequately address or mitigate the issues concerning these loans, we may incur significant losses. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

Our acquisition of mortgage servicing rights exposes us to significant risks.

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans. We generally acquire MSRs in connection with our sale of mortgage loans to the Agencies where we assume the obligation to service such loans on their behalf. We may also purchase MSRs from third-party sellers. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the fair value of MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs, our balance sheet, financial condition, liquidity and results of operations would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a significant assumption underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which would be reflected in our financial results.

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

We acquire from PLS, from time to time, the right to receive certain ESS arising from MSRs owned or acquired by PLS. The ESS represents the difference between PLS’ contractual servicing fee with the applicable Agency and a base servicing fee that PLS retains as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract.

Because the ESS is a component of the related MSR, the risks of owning the ESS are similar to the risks of owning an MSR. We also record our ESS assets at fair value, which is based on many of the same estimates and assumptions used to value our MSR assets, thereby creating the same potential for material differences between the recorded fair value of the ESS and the actual value that is ultimately realized. Also, the performance of our ESS assets are impacted by the same drivers as our MSR assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any ESS we acquire, and this could ultimately have a material adverse effect on our business, financial condition, results of operations and cash flows.

Further, as a condition to our purchase of the ESS, we were required to subordinate our interests to those of the applicable Agency. To the extent PLS fails to maintain its Agency approvals, such failure could result in PLS’ loss of the applicable MSR in its entirety, thereby extinguishing our interest in the related ESS. With respect to our ESS relating to PLS’ Ginnie Mae MSRs, we sold our interest in such ESS to PLS under a repurchase agreement and PLS, in turn, pledged such ESS along with its interest in all of its Ginnie Mae MSRs to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. Accordingly, our interest in the Ginnie Mae ESS is also subordinated to the rights of an indenture trustee on behalf of the note holders to which the special purpose entity issues its variable funding notes and term notes under an indenture, pursuant to which the indenture trustee has a blanket lien on all of PLS’ Ginnie Mae MSRs (including the ESS we acquired). The indenture trustee, on behalf of the note holders, may liquidate our Ginnie Mae ESS along with the related MSRs to the extent there exists an event of default under the indenture, the result of which could have a material adverse effect on our business, financial condition and results of operations. In the event our ESS is liquidated as a result of certain actions or inactions of PLS, we may be entitled to seek indemnity under the applicable spread acquisition agreement; however, this would be an unsecured claim and, as a result, our loss of the ESS could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the ESS relating to mortgage loans it refinances, we are not independently capable of protecting our ESS asset from borrower refinancing by third-party lenders through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of ESS. Accordingly, we must also rely upon PLS to refinance these mortgage loans that would otherwise be targeted by third-party lenders. There can be no assurance that PLS will either have or allocate the required time and resources or otherwise be capable of effectively and efficiently soliciting these mortgage loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated runoff of our ESS assets, decreasing their value and adversely impacting our business, financial condition, results of operations and our ability to make distributions to our shareholders.

Investments in subordinated loans and subordinated MBS could subject us to increased risk of losses.

Any future investments in subordinated loans or subordinated MBS could subject us to increased risk of losses. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan, and the unpledged assets of the borrower may not be sufficient to satisfy our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In the case of commercial mortgage loans where senior debt exists, the presence of intercreditor arrangements may also limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

Our investments in commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the small balance multifamily real estate market and may be affected by conditions that could materially and adversely affect our business and results of operations.

We acquire mortgage loans secured by small balance multifamily properties. The profitability of these investments will be closely tied to the overall success of the small balance multifamily real estate market. Various changes in real estate conditions may impact the multifamily and commercial real estate sectors. Any negative trends in such real estate conditions may reduce the availability of attractive acquisition opportunities and the performance of our existing investments and, as a result, adversely affect our results of operations. These conditions include:

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

Moreover, other factors may adversely affect the small balance multifamily real estate market, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in the economy and interest rate levels, the potential liability under environmental and other laws, increases in delinquency and foreclosure rates, and other unforeseen events. Any or all of these factors could negatively impact the small balance multifamily real estate market and, as a result, reduce the availability of attractive acquisition opportunities. Any such reduction could materially and adversely affect us.

The failure of PLS or any other servicer to effectively service our portfolio of mortgage loans would materially and adversely affect us.

Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans is critical to our success, particularly given our strategy of maximizing the fair value of the distressed mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

In addition, certain issues, including “robo-signing,” have been identified throughout the mortgage industry that relate to affidavits used in connection with the mortgage loan foreclosure process. A substantial portion of our investments are nonperforming mortgage loans, many of which are already subject to foreclosure proceedings at the time of purchase. While we have obtained assurances from PLS about its own practices relative to foreclosure proceedings and its proper use of affidavits, there can be no assurance that similar practices have been followed in connection with mortgage loans that are already subject to foreclosure proceedings at the time of purchase. To the extent we determine that any of these loans are impacted by these issues, we may be required to re-commence the foreclosure proceedings relating to such loans, thereby resulting in additional delay that could impair our ability to meet the required statute of limitations and have the effect of increasing our cost of doing business and/or diminishing our expected return on our investments. The uncertainty surrounding these issues could also result in legal, regulatory or industry changes to the foreclosure process as a whole, any or all of which could lengthen the foreclosure process and negatively impact our business.

A decline in the fair value of the real estate underlying our mortgage loans or that we acquire, whether through foreclosure or otherwise, may result in reduced risk-adjusted returns or losses, and our ownership of real estate may subject us to risks and losses not adequately covered by insurance.

The fair value of the real estate that we own or that underlies mortgage loans that we own is subject to market conditions. Changes in the real estate market may adversely affect the fair value of the collateral and thereby lower the cash to be received from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect equity in the property declines.

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

Many of our current investments are not, and many of our future investments will not be, rated by any rating agency. Therefore, PCM’s assessment of the value and pricing of our investments may be difficult and the accuracy of such assessment is inherently uncertain. However, certain of our investments may be rated. If rating agencies assign a lower-than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the fair value of these investments could significantly decline, which would materially and adversely affect the fair value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Our investments in distressed mortgage loans, MSRs, ESS, CRT Agreements, commercial mortgage loans, securities and mortgage loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises which could impair our ability to satisfy certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value.

Fair values of many of our investments are estimates and their ultimately reduced values may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The fair values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may differ from their realizable value. Ultimate realization of the fair value of an asset depends to a great extent on economic and other conditions that change during the time period over which the investment is held and are beyond the control of PCM, us or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

Liability relating to environmental matters may impact the fair value of properties that we may acquire or the properties underlying our investments.

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner’s ability to sell real estate, borrow using the real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may materially and adversely affect the value of the relevant asset and/or our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In connection with our correspondent production activities, we may rely on information furnished by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Our controls and processes may not have detected or may not detect all misrepresented information in our loan acquisitions or from our business clients. Any such misrepresented information could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

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

Our residential mortgage loan sale agreements may require us to repurchase or substitute loans or indemnify the purchaser against future losses in the event we breach a representation or warranty given to the loan purchaser or in the event of an early payment default on a mortgage loan. The remedies available to the Agencies, other purchasers and insurers of mortgage loans may be broader than those available to us against the originator or correspondent lender, and if a purchaser or insurer enforces its remedies against us, we may not be able to enforce the remedies we have against the sellers. The repurchased loans typically can only be financed at a steep discount to their repurchase price, if at all. Repurchased loans are also typically sold at a discount to the unpaid principal balance, which in some cases can be significant. Significant repurchase activity could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our liquidity, business, financial condition and results of operations.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition and results of operations.

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

Failure to maintain exemptions or exclusions from registration under the Investment Company Act could materially and adversely affect us.

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

The failure of PennyMac Corp. to avail itself of an appropriate exemption from registration as an investment company under the Investment Company Act could have a material and adverse effect on our business.

We intend to operate so that we and each of our subsidiaries are not required to register as investment companies under the Investment Company Act. We believe that our subsidiary, PennyMac Corp. (“PMC”), to the extent it does not qualify under Section 3(c)(5)(C), would qualify for the exemption provided in Section 3(c)(6) because it has been, and is expected to continue to be, primarily engaged, directly or through majority-owned subsidiaries, in (1) the business of purchasing or otherwise acquiring mortgages or other liens on and interests in real estate (from which not less than 25% of its gross income during its last fiscal year was and will continue to be derived), together with (2) an additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities, namely the business of servicing mortgages. Although we expect not less than 25% of PMC’s gross income to be derived from originating, purchasing, or acquiring mortgages or liens on and interests in real estate, there can be no assurances that the composition of PMC’s gross income will remain the same over time.

To date, the SEC staff has provided limited guidance with respect to the applicability of Section 3(c)(6), and PMC has not sought a no-action letter from the SEC staff respecting its position. If PMC is ultimately unable to rely on the Section 3(c)(6) exemption due to a failure to meet the 25% of gross income test or to the extent that the SEC staff provides negative guidance regarding the applicability or scope of the exemption, we may be required to either (a) register as an investment company, or (b) substantially restructure our business, change our investment strategy and/or the manner in which we conduct our operations in order to qualify for another Investment Company Act exemption and avoid being required to register as an investment company, either of which could materially and adversely affect our business, liquidity, financial condition, results of operations, and ability to pay dividends.

In the case of a restructuring, PMC could temporarily rely on Rule 3a-2 for its exemption from registration. Rule 3a-2 provides a safe harbor exemption, not to exceed one year, for companies that have a bona fide intent to be engaged in an excepted activity but temporarily fail to meet the requirements for an exemption. In such case, PMC would likely be required to restructure its business by acquiring and/or disposing of assets in order to meet an exemption under Section 3(c)(5)(C), depending on the composition of its assets at the time. The SEC staff’s position on Section 3(c)(5)(C) generally requires that an issuer maintain at least 55% of its assets in mortgages and other liens on and interests in real estate (qualifying assets) and at least 80% of its assets in qualifying assets plus real estate-related assets.  PMC would be more limited in its ability to hold MSRs or would be required to acquire and hold more mortgage loans and real estate to adjust the composition of its assets to meet the 55% and 80% tests.

If PMC is required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if PMC was or is required to register as an investment company, PMC would be in breach of various representations and warranties contained in its credit and other agreements resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, results of operations, and ability to pay dividends.

Rapid changes in the values of our investments may make it more difficult for us to maintain our REIT qualification or exclusion from the Investment Company Act.

If the fair value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish, particularly given the illiquid nature of our investments. We may have to make investment decisions, including the liquidation of investments at a disadvantageous time or on unfavorable terms, that we otherwise would not make absent our REIT and Investment Company Act considerations.

Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to lose our REIT status in any taxable year, corporate-level income taxes, including alternative minimum taxes, and applicable state and local taxes, would apply to all of our taxable income at federal and state tax rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

We acquire and/or expect to acquire in the secondary market debt instruments that we may significantly modify for less than their face amount, MBS issued with original issue discount, MBS acquired at a market discount, or debt instruments or MBS that are delinquent as to mandatory principal and interest payments. In each case, we may be required to report income regardless of whether corresponding cash payments are received or are ultimately collectible. If we eventually collect less than we had previously reported as income, there may be a bad debt deduction available to us at that time or we may record a capital loss in a disposition of such asset, but our ability to benefit from that bad debt deduction would depend on our having taxable income or capital gains, respectively, in that later taxable year. This possible “income early, losses later” phenomenon could materially and adversely affect us and our shareholders if it were persistent and in significant amounts.

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

The REIT provisions of the Internal Revenue Code may limit our ability to hedge our assets, liabilities and operations. Under current law, any income from a hedging transaction we enter into either (i) to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets, (ii) to manage risk of currency fluctuations with respect to items of income that qualify for purposes of the REIT 75% or 95% gross income tests or assets that generate such income, or (iii) to hedge another instrument that hedges risks described in clause (i) or (ii) for a period following the extinguishment of the liability or the disposition of the asset that was previously hedged by the instrument, and, in each case, such instrument is properly identified under applicable Treasury regulations, will not be treated as qualifying income for purposes of the REIT gross income tests. As a result of these rules, we may have to limit our use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise be subject to.

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

The tax on prohibited transactions limits our ability to engage in transactions, including certain methods of securitizing mortgage loans that would be treated as sales for U.S. federal income tax purposes.

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

Certain of our securitizations may likely be considered to result in the creation of TMPs for U.S. federal income tax purposes. A TMP is always classified as a corporation for U.S. federal income tax purposes. However, as long as a REIT owns 100% of a TMP, such classification generally does not result in the imposition of corporate income tax, because the TMP is a “qualified REIT subsidiary.” Prior to September 1, 2012, the requirement that a TMP be wholly-owned by a REIT in order to be a qualified REIT subsidiary meant that we would be precluded from holding equity interests in such a TMP through our Operating Partnership if the TMP were a U.S. entity that would be subject to taxation as a domestic corporation, unless our Operating Partnership itself formed another subsidiary REIT to own the TMP. Effective August 31, 2012, the general partner of the Operating Partnership and the REIT jointly elected to revoke the general partner’s TRS election. As a result, the general partner is no longer an entity that is regarded for income tax purposes and all of the interests in the Operating Partnership are treated as being owned by the REIT. The Operating Partnership continues to be treated as a disregarded entity for income tax purposes and any assets that it owns are treated as if they are directly owned by the REIT.

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

The rules dealing with federal income taxation, including the present U.S. federal income tax treatment of REITs, may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in our common shares. Changes to the tax laws, including the U.S. federal tax rules that affect REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury, which results in statutory changes as well as frequent revisions to Treasury Regulations and interpretations. Revisions in U.S. federal tax laws and interpretations thereof could materially and adversely affect us and our shareholders. We cannot predict how changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could cause us to change our investments and commitments or significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We believe that all of the mortgage loans that we acquire at a discount under the circumstances contemplated by Revenue Procedure 2011-16 are secured only by real property and no other property value is taken into account in our underwriting and pricing. Accordingly, we believe that the interest apportionment regulation does not apply to our portfolio.

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

We do not own or lease any property. Our operations are carried out on our behalf at the principal executive offices of PennyMac, at 3043 Townsgate Road, Westlake Village, California, 91361.

Item 3.	Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2016, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 21, 2017, our common shares were held by 26,865 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2016

			Cash
	Stock		dividends
Period ended	High	Low	declared
March 31, 2016	$15.99	$11.21	$0.47
June 30, 2016	$16.23	$13.07	$0.47
September 30, 2016	$16.88	$14.80	$0.47
December 31, 2016	$17.21	$14.35	$0.47

For the year ended December 31, 2015

			Cash
	Stock		dividends
Period ended	High	Low	declared
March 31, 2015	$22.99	$20.57	$0.61
June 30, 2015	$21.76	$17.43	$0.61
September 30, 2015	$18.30	$14.69	$0.47
December 31, 2015	$16.67	$14.42	$0.47

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2016.

The following table provides information about our common share repurchases during the year ended December 31, 2016:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2016 – January 31, 2016	—	$—	—	$183,662
February 1, 2016 – February 29, 2016	3,257,479	$11.90	3,257,479	$144,884
March 1, 2016 – March 31, 2016	1,898,906	$13.53	1,898,906	$119,191
April 1, 2016 – April 30, 2016	100,000	$13.68	100,000	$117,823
May 1, 2016 – May 31, 2016	282,999	$14.91	282,999	$113,604
June 1, 2016 – June 30, 2016	802,520	$15.92	802,520	$100,828
July 1, 2016 – July 31, 2016	67,852	$16.24	67,852	$99,726
August 1, 2016 – August 31, 2016	105,000	$15.19	105,000	$98,131
September 1, 2016 – September 30, 2016	514,292	$15.36	514,292	$90,233
October 1, 2016 – October 31, 2016	338,863	$14.58	338,863	$85,292
	7,367,911	$13.35	7,367,911	$85,292

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

The following table provides information as of December 31, 2016 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	765,289	$—	4,631,725
Equity compensation plans not approved by security holders(2)	—	—	—
Total	765,289	—	4,631,725

(1)	Represents our 2009 Equity Incentive Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

	Year ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Condensed Consolidated Statements of Income:
Net investment income:
Net gain on mortgage loans acquired for sale	$106,442	$51,016	$35,647	$98,669	$147,675
Net interest income	72,354	76,637	86,759	57,640	40,799
Net mortgage loan servicing fees	54,789	49,319	37,893	32,791	(754)
Net gain on investments	7,175	53,985	201,809	207,758	103,649
Other	31,328	17,808	(5,367)	8,660	12,157
	272,088	248,765	356,741	405,518	303,526
Expenses:
Expenses payable to PennyMac Financial Services, Inc.	157,737	129,224	136,276	151,535	93,950
Other	52,588	46,237	41,001	39,348	22,754
	210,325	175,461	177,277	190,883	116,704
Income before provision for income taxes	61,763	73,304	179,464	214,635	186,822
(Benefit from) provision for income taxes	(14,047)	(16,796)	(15,080)	14,445	48,573
Net income	$75,810	$90,100	$194,544	$200,190	$138,249
Pre-tax income by segment:
Correspondent production	$70,467	$32,902	$8,831	$43,890	$100,499
Investment activities	(8,704)	40,402	170,633	174,029	86,323
Other (3)	—	—	—	(3,284)	—
	$61,763	$73,304	$179,464	$214,635	$186,822
Condensed Consolidated Balance Sheets:
Investments:
Short-term investments	$122,088	$41,865	$139,900	$92,398	$39,017
Mortgage-backed securities at fair value	865,061	322,473	307,363	197,401	—
Mortgage loans acquired for sale at fair value	1,673,112	1,283,795	637,722	458,137	975,184
Mortgage loans at fair value (1)	1,721,741	2,555,788	2,726,952	2,818,445	1,189,971
Credit risk transfer agreement derivatives	15,610	593	—	—	—
Real estate acquired in settlement of loans (2)	274,069	341,846	303,228	148,080	88,078
Real estate held for investment	29,324	8,796	—	—	—
Excess servicing spread purchased from PFSI	288,669	412,425	191,166	138,723	—
Mortgage servicing rights	656,567	459,741	357,780	290,572	126,776
Deposits securing credit risk transfer agreements	450,059	147,000	—	—	—
	6,096,300	5,574,322	4,664,111	4,143,756	2,419,026
Other assets	261,202	252,602	233,147	159,718	140,637
Total assets	$6,357,502	$5,826,924	$4,897,258	$4,303,474	$2,559,663
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,809,918	$3,128,780	$2,749,249	$2,039,003	$1,256,102
Notes payable	275,106	236,015	—	—	—
Exchangeable senior notes	246,089	245,054	244,079	243,159	—
Asset-backed financing of a VIE at fair value	353,898	247,690	165,920	165,415	—
Interest-only security at fair value	4,114	—	—	—	—
Federal Home Loan Bank advances	—	183,000	—	—	—
Borrowings under forward purchase agreements	—	—	—	226,580	—
	4,689,125	4,040,539	3,159,248	2,674,157	1,256,102
Other liabilities	167,263	290,272	159,838	162,203	102,225
Total liabilities	5,006,388	4,330,811	3,319,086	2,836,360	1,358,327
Shareholders' equity	1,351,114	1,496,113	1,578,172	1,467,114	1,201,336
Total liabilities and shareholders' equity	$6,357,502	$5,826,924	$4,897,258	$4,303,474	$2,559,663
Per Share Data:
Earnings:
Basic	$1.09	$1.19	$2.62	$3.13	$3.14
Diluted	$1.08	$1.16	$2.47	$2.96	$3.14
Cash dividends:
Declared	$1.88	$2.16	$2.40	$2.87	$2.22
Paid	$1.88	$2.30	$2.38	$2.28	$2.22
Year-end:
Share price	$16.37	$15.26	$21.09	$23.42	$25.29
Book value	$20.26	$20.28	$21.18	$20.82	$20.39

(1)	Includes mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity.
(2)	Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.
(3)

Represents corporate absorption of fulfillment fees for transition adjustment relating to the then effective amended and restated mortgage banking and warehouse services agreement effective as of February 1, 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have pursued this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the mortgage servicing rights (“MSRs”). In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity. Our assets are transitioning away from distressed mortgage loans to investments obtained through our correspondent production such as CRT and MSRs. We have also invested in excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”), mortgage-backed securities (“MBS”), and commercial real estate loans that finance multifamily and other commercial real estate.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses, on U.S. mortgage assets. Most of our mortgage loan portfolio is serviced by PLS.

During the year ended December 31, 2016, we purchased newly originated prime credit quality mortgage loans with fair values totaling $66.1 billion, as compared to $46.4 billion for the same period in 2015, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the period we hold the mortgage loan prior to the sale to PLS. During the year ended December 31, 2016, we received sourcing fees totaling $12.0 million, relating to $39.9 billion in UPB of mortgage loans at fair value that we sold to PLS. During the year ended December 31, 2016, we received MSRs with fair values at initial recognition totaling $275.1 million and held MSRs with a carrying value totaling $656.6 million at December 31, 2016.

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole loans. During the year ended December 31, 2016, we made investments in CRT Agreements totaling $306.5 million, and held CRT related investments (composed of restricted cash and derivative financial instruments) totaling $465.7 million at December 31, 2016.

We have invested in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. We seek to maximize the fair value of the distressed mortgage loans that we acquired using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu-of-foreclosure programs. We may elect to hold certain real estate acquired in settlement of loans (“REO”) as income-producing properties for extended periods as a means of maximizing our returns on such properties.  In addition to individual loan and property resolutions, we consider bulk sale opportunities from our existing distressed portfolio investments. During the year ended December 31, 2016, we completed bulk sales totaling $483.8 million in fair value of distressed mortgage loans. During the year ended December 31, 2016, we did not acquire distressed mortgage loans and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $947.7 million.

We also participate in other mortgage-related activities, including:

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We held MBS with fair values totaling $865.1 million at December 31, 2016.
•

Acquisition of ESS relating to MSRs held by PFSI. During the year ended December 31, 2016, we did not purchase any ESS from PFSI. Pursuant to a recapture agreement with PLS we received ESS with fair value totaling $6.6 million. We sold $59.0 million of ESS relating to Freddie Mac and Fannie Mae MSRs back to PLS. We held ESS with a fair value totaling $288.7 million at December 31, 2016.

•

Acquisition of small balance (typically under $10 million) commercial real estate loans. During the year ended December 31, 2016, we acquired $18.1 million in fair value of small balance commercial real estate loans. At December 31, 2016, we held $9.0 million at fair value of such mortgage loans.

•

To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the year ended December 31, 2016 , we repurchased approximately 7.4 million common shares at a cost of $98.4 million. We have repurchased a cumulative total of 8.4 million common shares at a cost of $114.7 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

We believe that we qualify to be taxed as a REIT and as such will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet applicable REIT asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent production business, is conducted in our TRS, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Observations on Current Market Conditions

Our business is affected by macroeconomic conditions in the United States, including economic growth, unemployment rates, the residential housing market and interest rate levels and expectations. The U.S. economy continues to grow, albeit at a modest pace, as reflected in recent economic data. During 2016, U.S. real gross domestic product expanded at an annual rate of 1.9%, compared to 2.4% for 2015. The national seasonally adjusted unemployment rate was 4.7% at December 31, 2016, 5.0% at December 31, 2015 and 5.6% at December 31, 2014. Delinquency rates on residential real estate loans remain somewhat elevated compared to historical rates, but have been steadily declining. As reported by the Federal Reserve Bank, during the third quarter of 2016, the delinquency rate on residential real estate loans held by commercial banks was 4.3%, a reduction from 5.2% during the fourth quarter of 2015.

Residential real estate activity remains strong. The seasonally adjusted annual rate of existing home sales for December 2016 was 1.5% higher than for December 2015, and the national median existing home price for all housing types was $233,500, a 3.8% increase from December 2015 (Source: National Association of Realtors®). On a national level, foreclosure filings during 2016 decreased by 14%, as compared to 2015. However, foreclosure activity is expected to remain above historical average levels through 2017 and beyond.

Changes in fixed-rate residential mortgage loan interest rates generally follow changes in long-term U.S. Treasury yields. Following the U.S. presidential election, an increase in Treasury yields led to an increase in mortgage loan interest rates. In addition, the Federal Open Market Committee (FOMC) of the Federal Reserve announced a 25 basis point increase in the target range for the federal funds rate at its December 2016 meeting. Thirty-year fixed mortgage interest rates ranged from a low of 3.41% to a high of 4.32% during 2016, while during 2015 thirty-year fixed mortgage interest rates ranged from a low of 3.59% to a high of 4.09% (Source: Freddie Mac’s Weekly Primary Mortgage Market Survey).

Mortgage lenders originated an estimated $1.9 trillion of home loans during 2016, up 12% from 2015. Total mortgage originations are forecast to be lower in 2017 versus 2016, with current industry estimates for 2017 averaging $1.5 trillion (Source: average of Fannie Mae, Freddie Mac and Mortgage Bankers Association forecasts).

We believe that there is significant long-term market opportunity to invest in GSE CRT Agreements on certain of the loans acquired through our correspondent production activity. CRT Agreements align with the Federal Housing Finance Agency’s (“FHFA”) desire to reduce taxpayer risk by transferring some of the credit risk from Fannie Mae and Freddie Mac to private sector participants. FHFA’s 2017 scorecard continues to prioritize these efforts and has established an objective for the GSEs to transfer a meaningful portion of credit risk on at least 90% of the single-family mortgages in targeted categories, making this the third consecutive year that FHFA has expanded the scope of CRT transactions.

We believe there is long-term market opportunity for the production of non-Agency jumbo mortgage loans. However, most new jumbo mortgage loans are either being originated or purchased by banks, and the current market for jumbo mortgage loan securitizations is limited, as evidenced by weak demand and inconsistent pricing observed during 2015 and 2016. Prime jumbo securitizations totaled $4 billion in UPB during 2016, a decrease from $11 billion in 2015. During the year ended December 31, 2016, we produced approximately $14 million in UPB of jumbo loans compared to $125 million in UPB of jumbo loans produced during the year ended December 31, 2015.

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

Fair value

We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		At December 31, 2016
Level	Description	Carrying value of assets measured(1)	% total assets	% shareholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$124,620	2%	9%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	2,951,224	46%	218%
Level 3:	Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect our Manager’s judgments about the factors that market participants use in pricing an asset or ability, and are based on the best information available in the circumstances.	2,596,556	41%	192%
	Total assets measured at or based on fair value	$5,672,400	89%	420%
	Total assets	$6,357,502
	Total shareholders’ equity	$1,351,114

(1)

Includes assets measured on both a recurring and nonrecurring basis based on the accounting principles applicable to the specific asset and whether we have elected to carry the item at its fair value. For assets carried at lower of amortized cost or fair value, carrying value represents the asset’s amortized cost reduced by any applicable valuation allowance; for assets carried at fair value, carrying value is represented by such assets’ fair value.

Our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. At December 31, 2016, $4.8 billion or 75% of our total assets were carried at fair value and $866.5 million or 14% were carried based on their fair values (primarily REO and certain of our MSRs, both of which are carried at the lower of cost or fair value). Of these assets carried at or based on fair value, $2.6 billion or 41% of total assets are measured using “Level 3” fair value inputs – significant inputs that are difficult to observe due to illiquidity of the markets in which the assets are traded. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, our Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in estimating the fair value of these fair value assets and liabilities. Likewise, due to the general illiquidity of some of these fair value assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our Manager’s valuation process is conducted by specialized staffs and receives significant executive management oversight. Our Manager has assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to its Financial Analysis and Valuation group (the “FAV group”). Our Manager’s FAV group submits the results of its valuations to PCM’s valuation committee, which oversees and approves the fair values that are included in our periodic financial statements. During 2016, PCM’s valuation committee included the chief executive, financial, risk, business development and asset/liability management officers of PFSI.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a discussion relating to our Manager’s approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Interest Rate Lock Commitments

Our net gain on mortgage loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the mortgage loan. In the course of our correspondent production activities, we make contractual commitments to correspondent lenders to purchase mortgage loans at specified terms. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent lender and adjust the fair value of such IRLCs during the time the IRLC is outstanding.

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

Pull-through rates and MSR fair values are based on our estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our estimate of the probability that a mortgage loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gain on mortgage loans acquired for sale in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value but increase the pull-through rate for the principal and interest payment portion of the mortgage loans that decrease in fair value.

A shift in the market for IRLCs or a change in our Manager’s assessment of an input to the valuation of IRLCs can have a significant effect on the amount of gain on sale of mortgage loans acquired for sale for the period. Our Manager believes that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2016:

Effect on fair value of a change in pull-through rate
Shift in input	Effect on fair value
(in thousands)
5%	$173
10%	$333
20%	$705
(5%)	$(228)
(10%)	$(488)
(20%)	$(1,009)

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of Net gain on investments. Our Manager estimates fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with observable pricing.

•

Our Manager categorizes mortgage loans that are saleable into active markets as “Level 2” fair value assets. Such mortgage loans include substantially all of our mortgage loans acquired for sale. Our Manager estimates such loans’ fair values using their quoted market price or market price equivalent.

•

Our Manager categorizes mortgage loans that are not saleable into active markets as “Level 3” fair value assets. Such mortgage loans include substantially all of our investments in distressed mortgage loans and certain of the mortgage loans acquired for sale which we subsequently repurchased pursuant to representations and warranties or that our Manager identified as non-salable to the Agencies.

Our Manager estimates the fair value of our “Level 3” fair value mortgage loans using a discounted cash flow valuation model. Inputs to the model include current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices, prepayment speeds, defaults and loss severities.

A shift in the market for “Level 3” fair value mortgage loans or a change in our Manager’s assessment of an input to the valuation of such fair value mortgage loans can have a significant effect on the fair value of our mortgage loans at fair value and in our income for the period. Our Manager believes that the fair value of distressed mortgage loans is most sensitive to changes in property value projections. Following is a summary of the effect on fair value of changes to the property value inputs used by our Manager to make its fair value estimates as of December 31, 2016:

Effect on fair value of a change in property value
Shift in input	Effect on fair value
(in thousands)
5%	$30,591
10%	$57,771
15%	$81,718
(5%)	$(34,376)
(10%)	$(72,553)
(15%)	$(114,937)

Excess Servicing Spread

We acquire the right to receive the ESS cash flows relating to certain MSRs over the life of the underlying mortgage loans. We carry our investment in ESS at fair value. We record changes in the fair value of ESS in Net gain on investments.

Because ESS is a claim to a portion of the cash flows from MSRs, its valuation process is similar to that of MSRs discussed below. Our Manager uses the same discounted cash flow approach to measuring the ESS as it uses to value the related MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS.

A shift in the market for ESS or a change in our Manager’s assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. Following is a summary of the effect on fair value of various changes to these inputs on our fair value estimates as of December 31, 2016:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(2,748)	$(6,386)
10%	$(5,445)	$(12,516)
20%	$(10,691)	$(24,067)
(5%)	$2,800	$6,657
(10%)	$5,654	$13,602
(20%)	$11,529	$28,430

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

As economic fundamentals influencing the underlying mortgage loans and market demand for MSRs change, our estimate of the fair value of our MSRs will also change. As a result, we will record changes in fair value for the MSRs we carry at fair value, and we may recognize changes in fair value relating to our MSRs carried at the lower of amortized cost or fair value depending on the relationship of the asset’s fair value to its carrying value at the measurement date. Changes in fair value of MSRs are recognized as a component of Net mortgage loan servicing fees.

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

When evaluating MSRs for impairment, we stratify the assets by predominant risk characteristic including loan type (fixed-rate or adjustable-rate) and note interest rate. We stratify fixed-rate mortgage loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When we conclude that recovery of the fair value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of Net mortgage loan servicing fees.

MSRs Accounted for at Fair Value

We include changes in fair value of MSRs accounted for at fair value in current period income as a component of Net mortgage loan servicing fees.

A shift in the market for MSRs or a change in our Manager’s assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. We believe the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. Following is a summary of the effect on fair value of various changes to these key inputs that our Manager uses in making its fair value estimates as of December 31, 2016:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(10,997)	$(10,815)	$(5,205)
10%	$(21,667)	$(21,282)	$(10,410)
20%	$(42,078)	$(41,239)	$(20,820)
(5%)	$11,337	$11,182	$5,205
(10%)	$23,029	$22,751	$10,410
(20%)	$47,540	$47,139	$20,820

The preceding asset analyses hold constant all of the inputs other than the input that is being changed to show an estimate of the effect on fair value of a change in a specific input. We expect that in a market shock event, multiple inputs would be affected and the effects of these changes may compound or counteract each other. Furthermore, certain of our MSRs are accounted for using the amortization method and are carried at the lower of amortized cost or fair value. Such assets’ carrying value may not be immediately affected as a result of a change in input values depending on the carrying value (carrying value is the amortized cost reduced by the applicable valuation allowance) of the MSR asset before the change in input occurs and whether the input change causes our estimate of fair value to change to a level below the amortized cost of those MSRs. Therefore the preceding analyses are not projections of the effects of a shock event or a change in our Manager’s estimate of an input and should not be relied upon as earnings projections.

Critical Accounting Policies Not Tied to Fair Value

Liability for Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our mortgage loan sale transactions, which are generally to the Agencies. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties made to such investors and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the mortgage originator who sold the mortgage loan to us. We establish a liability at the time we sell the mortgage loans to the investors and periodically update our liability estimate.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor behavior, and other external conditions that may change over the lives of the underlying mortgage loans. Our estimate of the liability for representations and warranties is developed by our Manager’s credit administration staff. The liability estimate is reviewed and approved by our Manager’s senior management credit committee which includes its chief executive, credit, portfolio risk, mortgage operations, and mortgage banking officers.

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change and such changes may be material to us. As a result of these changes, we have adjusted, and may in the future be required to adjust, the estimate of our liability for representations and warranties. Such adjustments may be material to our financial condition and net income.

Consolidation-Securitizations

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

We evaluate the securitization trust into which assets are sold to determine whether the entity is a VIE. To determine whether a variable interest we hold could potentially be significant to the VIE, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIE. We assess whether we are the primary beneficiary of a VIE on an ongoing basis.

For financial reporting purposes, the underlying assets owned by a consolidated VIE are shown under Mortgage loans at fair value, Deposits securing credit risk transfer agreements and Derivative assets on our consolidated balance sheets. The securities issued to third parties by the consolidated VIE are classified as secured borrowings and shown as Asset-backed financing of a variable interest entity at fair value and Interest-only security payable at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements. Gains and losses relating to mortgage loans held in a consolidated VIE, the associated asset-backed financing and the derivatives associated with our credit risk transfer agreements are included in Net gain on investments.

Income Taxes

We have elected to be taxed as a REIT and believe we comply with the provisions of the Internal Revenue Code applicable to REITs. Accordingly, we believe we will not be subject to federal income tax on that portion of our REIT taxable income that is distributed to shareholders as long as certain asset, income and share ownership tests are met. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to income taxes and may be precluded from qualifying as a REIT for the four tax years following the year of loss of our REIT qualification.

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

Results of Operations

The following is a summary of our key performance measures:

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net investment income	$272,088	$248,765	$356,741
Expenses	(210,325)	(175,461)	(177,277)
Benefit from income taxes	14,047	16,796	15,080
Net income	$75,810	$90,100	$194,544
Pre-tax income (loss) by segment:
Correspondent production	$70,467	$32,902	$8,831
Investment activities	(8,704)	40,402	170,633
	$61,763	$73,304	$179,464
Earnings per share:
Basic	$1.09	$1.19	$2.62
Diluted	$1.08	$1.16	$2.47
Dividends per share:
Declared	$1.88	$2.16	$2.40
Paid	$1.88	$2.30	$2.38
Per share closing prices:
During the year:
High	$17.21	$22.99	$24.44
Low	$11.21	$14.42	$20.40
At year end	$16.37	$15.26	$21.09

At year end:
Total assets (in thousands)	$6,357,502	$5,826,924	$4,897,258
Book value per share	$20.26	$20.28	$21.18

During the year ended December 31, 2016, we recorded net income of $75.8 million, or $1.08 per diluted share. During the year ended December 31, 2015, we recorded net income of $90.1 million, or $1.16 per diluted share. During the year ended December 31, 2014, we recorded net income of $194.5 million, or $2.47 per diluted share.

Our net income decreased during the year ended December 31, 2016, as compared to the same period in 2015, primarily due to a decrease in pretax income in our investment activities segment of $49.1 million. Pretax income in the investment activities segment was $40.4 million during the year ended December 31, 2015 compared to a pretax loss of $8.7 million for the same period in 2016. During the year ended December 31, 2016, our investment activities segment recognized net investment income totaling $103.4 million, a decrease of $45.4 million from $148.8 million during the same period in 2015, primarily due to losses from our investments in ESS and mortgage loans at fair value, which reflect the effects of increased prepayment expectations for the portfolios of MSRs underlying our investments in ESS and the effects of our expectations of longer liquidation periods and lower home price appreciation for certain of our nonperforming loans and higher redefault expectations for our reperforming mortgage loans. Longer liquidation periods have the effect of increasing holding costs, which in turn reduce our cash flow expectations from the mortgage loans, and decrease the present value of the expected cash flows upon which the determination of fair value is based. The losses in our distressed mortgage loan portfolio and ESS were partially offset by increased gains in our CRT Agreements and improved results from our hedging derivatives. Our average investment portfolio was approximately $3.0 billion during 2016 as compared to $3.4 billion during 2015, a decrease of $408.4 million, due to continuing liquidations and sales from our distressed mortgage portfolio, partially offset by growth in our MBS portfolio.

In our correspondent production activities, our net investment income increased by $68.7 million during the year ended December 31, 2016, as compared to the same period in 2015, from $100.0 million to $168.7 million. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume and higher margins, both of which were driven by an increased market size and a larger number of approved originators selling mortgage loans to us.

Our net income decreased during 2015 as compared to 2014, primarily due to a decrease in pretax income in our investment activities segment of $130.2 million, or 76%, from $170.6 million to $40.4 million. During 2015, we recognized net investment income totaling $148.8 million from our investment activities, a decrease of $145.9 million, or 50%, from $294.7 million during 2014. Our average investment portfolio was approximately $3.4 billion during 2015, an increase of $258.5 million, or 8%, over 2014.

In our correspondent production activities, our net investment income increased during 2015 compared to 2014 by $37.9 million, or 61%, from $62.1 million to $100.0 million. We sold approximately 21% more loans to nonaffiliates, as measured by UPB, during the year ended December 30, 2015, as compared to the same period in 2014. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume and higher margins partially driven by optimization of outlets and delivery methods.

Net Investment Income

During the year ended December 31, 2016, we recorded net investment income of $272.1 million, comprised primarily of $106.4 million of net gain on mortgage loans acquired for sale, $72.4 million of net interest income, $54.8 million of net loan servicing fees, and $42.0 million of mortgage loan origination fees, partially offset by $19.1 million of losses from results of REO.

During the year ended December 31, 2015, we recorded net investment income of $248.8 million, comprised primarily of $51.0 million of net gain on mortgage loans acquired for sale, net interest income of $76.6 million, $49.3 million of net loan servicing fees, $28.7 million of loan origination fees and $54.0 million of net gain on investments, partially offset by $19.2 million of losses from results of REO.

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

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions. Because we have elected, or are required by GAAP, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS and derivatives), a portion of our MSRs and our asset-backed financing at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such mortgage loans and accrual of unearned discounts relating to MBS, mortgage loans held in a VIE and issuance discounts and costs relating to asset-backed financing.

The amounts of non-cash items included in net investment income are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	275,092	154,474	121,333
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(3,254)	(5,771)	(4,255)
Reduction in liability due to change in estimate	7,564	—	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	(869)	(1,015)	4,412
Mortgage loans acquired for sale	(1,846)	(2,977)	3,825
Hedging derivatives	19,347	961	(11,518)
	296,034	145,672	113,797
Net interest income:
Capitalization of interest pursuant to mortgage loan modifications	$84,820	$57,754	$66,850
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(1,766)	719	1,588
	83,054	58,473	68,438
Net loan servicing fees—MSR valuation adjustments	(5,938)	(2,917)	(16,546)
Net gain (loss) on investments:
Mortgage-backed securities:
Agency	(14,865)	(3,431)	9,118
Non-Agency	1,697	(1,793)	1,298
Mortgage loans:
at fair value	(8,342)	70,988	189,073
at fair value held in a variable interest entity	(1,748)	(10,663)	27,768
at fair value under forward purchase agreements	—	—	463
ESS	(17,394)	3,239	(20,834)
CRT Agreements	11,202	(1,238)	—
Asset-backed financing of a VIE	3,238	4,260	(8,459)
	(26,212)	61,362	198,427
	$346,938	$262,590	$364,116
Net investment income	$272,088	$248,765	$356,741
Non-cash items as a percentage of net investment income	128%	106%	102%

Cash is generated when mortgage loan investments are monetized through payoffs, paydowns or sales, when payments of principal and interest occur on such mortgage loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our liability for representations and warranties when we repurchase mortgage loans from investors or reimburse the investors for credit losses they incur. We receive cash relating to CRT Agreements as part of the retention of an IO ownership interest in such mortgage loans and the return of cash deposited that was not required to pay losses. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan investments and REO, net gain in fair value that we accumulated over the periods during which we owned such assets and additional net gain realized upon liquidation of such assets:

	Year ended December 31,
	2016			2015			2014
	Proceeds	Accumulated gains(1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$142,301	$17,805	$4,739	$216,904	$22,953	$10,176	$267,278	$31,237	$21,231
REO	234,629	(7,631)	17,075	240,833	3,026	21,254	189,832	11,936	13,804
	376,930	10,174	21,814	457,737	25,979	31,430	457,110	43,173	35,035
Performing mortgage loan sales	483,813	86,720	92	—	—	—	330,843	77,339	4,717
	$860,743	$96,894	$21,906	$457,737	$25,979	$31,430	$787,953	$120,512	$39,752

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recognized upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $37.3 million, $17.3 million and $17.6 million for assets liquidated during the years ended December 31, 2016, 2015 and 2014, respectively. Servicing and activity fees for the years ended December 31, 2016 and 2014 include $6.4 million and $5.6 million relating to the sale of performing mortgage loans, respectively.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(229,743)	$(84,489)	$(25,241)
Hedging activities	30,927	(17,742)	(57,161)
	(198,816)	(102,231)	(82,402)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	275,092	154,474	121,333
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loan sales:	(3,254)	(5,771)	(4,255)
Reduction in liability due to change in estimate	7,564	—	—
Change in fair value during the period of financial instruments held at year end:
IRLCs	(869)	(1,015)	4,412
Mortgage loans	(1,846)	(2,977)	3,825
Hedging derivatives	19,347	961	(11,518)
	16,632	(3,031)	(3,281)
Total from non-affiliates	97,218	43,441	31,395
From PFSI-cash gain	9,224	7,575	4,252
	$106,442	$51,016	$35,647
Interest rate lock commitments issued during the year:
Loans acquired for sale to nonaffiliates:
Conventional mortgage loans	$25,426,800	$15,550,788	$11,610,381
Jumbo mortgage loans	20,221	156,895	512,853
	25,447,021	15,707,683	12,123,234
Mortgage loans sold to PFSI:
Government-insured or guaranteed mortgage loans	41,692,087	32,430,379	15,692,230
	$67,139,108	$48,138,062	$27,815,464
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$23,940,413	$14,478,602	$11,858,198
UPB	$23,188,386	$14,014,603	$11,476,448
Fair value of mortgage loans acquired for sale held at year end:
Conventional mortgage loans	$853,852	$595,560	$424,740
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	804,616	669,288	209,325
Commercial mortgage loans	8,961	14,590	—
Mortgage loans repurchased pursuant to representations and warranties	5,683	4,357	3,657
	$1,673,112	$1,283,795	$637,722

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The increase in gain on mortgage loans acquired for sale during the year ended December 31, 2016, as compared to the year ended December 31, 2015, was due to an increase in mortgage loan volume and higher margins, both of which were driven by an increased mortgage origination market size and a growing number of originators approved as correspondent sellers. The increase in gain on mortgage loans acquired for sale during 2015, as compared to 2014, is due to an increase in the volume of mortgage loans sold to nonaffiliates compounded by higher margins partially driven by optimization of outlets and delivery methods.

Provision for Losses on Representations and Warranties

We provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties to the purchasers of the mortgage loans we sell. Our agreements with the purchasers include representations and warranties related to the mortgage loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent originators that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

The method PCM uses to estimate the liability for representations and warranties is a function of estimated future defaults, mortgage loan repurchase rates, the potential severity of loss in the event of defaults and the probability of reimbursement by the correspondent mortgage originator who sold the loan to us. We establish a liability at the time mortgage loans are sold and review our liability estimate on a periodic basis.

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of year	$5,566	$3,644	$—
New indemnifications	645	2,471	4,478
Less:
Indemnified mortgage loans repurchased	—	—	—
Indemnified mortgage loans repaid or refinanced	1,355	549	834
Mortgage loans indemnified by PMT at end of period	$4,856	$5,566	$3,644
Mortgage loans with deposits received from correspondent lenders collateralizing prospective indemnification losses	$645	$645	$1,362
Repurchase activity:
Total mortgage loans repurchased by PMT	$11,380	$19,826	$15,791
Less:
Mortgage loans repurchased by correspondent lenders	8,808	15,764	7,553
Mortgage loans repaid by borrowers	2,734	3,093	—
Mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties, net	$(162)	$969	$8,238
Net losses (recoveries) charged (credited) to liability for representations and warranties	$511	$(158)	$123
At end of year:
Mortgage loans subject to representations and warranties	$56,114,162	$41,842,601	$34,673,414
Liability for representations and warranties	$15,350	$20,171	$14,242

During the year ended December 31, 2016, we repurchased mortgage loans with UPBs totaling $11.4 million and charged losses of $511,000 to the liability for representations and warranties, as compared to repurchases of $19.8 million and net recoveries of $158,000 during the year ended December 31, 2015. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the selling correspondent originators. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses to increase.

The level of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased mortgage loan from the selling correspondent originator and other external conditions that may change over the lives of the underlying mortgage loans. We may be required to incur losses related to such representations and warranties for several periods after the mortgage loans are sold or liquidated.

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and income. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $7.6 million reduction to previously recorded liabilities for representations and warranties during the year ended December 31, 2016 due to our realization of less than anticipated losses in relation to our original expectations, in part due to the effects of refinancing activity precipitated by the historically low interest rates during the recent periods.

Net Interest Income

Net interest income is summarized below:

	For the year ended December 31, 2016
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$54,750	$—	$54,750	$1,443,587	3.79%
Investment activities:
Short-term investments	923	—	923	35,194	2.62%
Mortgage-backed securities:
Agency	15,047	(2,214)	12,833	457,822	2.80%
Non-Agency prime jumbo	2,007	(177)	1,830	57,025	3.21%
	17,054	(2,391)	14,663	514,847	2.85%
Mortgage loans at fair value:
Distressed	53,916	53,128	107,044	1,731,638	6.18%
Held by variable interest entity	15,748	1,294	17,042	422,122	4.04%
	69,664	54,422	124,086	2,153,760	5.76%
ESS from PFSI	22,601	—	22,601	317,945	7.11%
Total investment activities	110,242	52,031	162,273	3,021,746	5.37%
Placement fees relating to custodial funds	4,058	—	4,058	—
Interest earned on Deposits securing CRT Agreements	930	—	930	311,351	0.30%
Other	111	—	111	—
	170,091	52,031	222,122	4,776,684	4.65%
Liabilities:
Assets sold under agreements to repurchase	84,009	8,829	92,838	3,382,528	2.74%
Mortgage loan participation and sale agreements	1,246	130	1,376	70,391	1.95%
Notes payable	9,726	3,166	12,892	202,293	6.37%
Exchangeable Notes	13,438	1,035	14,473	250,000	5.79%
Asset-backed financings of a VIE at fair value	11,422	669	12,091	338,582	3.57%
Financings payable to PFSI	6,509	1321	7,830	150,000	5.22%
Federal Home Loan Bank advances	122	—	122	24,376	0.50%
	126,472	15,150	141,622	4,418,170	3.21%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,812	—	6,812	—
Placement fees on mortgage loan impound deposits	1,334	—	1,334	—
	134,618	15,150	149,768	4,418,170	3.39%
Net interest income	$35,473	$36,881	$72,354
Net interest margin					1.51%
Net interest spread					1.26%

(1)

Amounts in this column represent capitalization of interest on distressed mortgage loans, amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	For the year ended December 31, 2015
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$48,281	$—	$48,281	$1,143,232	4.22%
Investment activities:
Short-term investments	815	—	815	55,649	1.46%
Mortgage-backed securities:
Agency	6,609	(38)	6,571	198,527	3.31%
Non-Agency prime jumbo	3,693	3	3,696	109,637	3.37%
	10,302	(35)	10,267	308,164	3.33%
Mortgage loans at fair value:
Distressed	58,779	37,757	96,536	2,231,259	4.33%
Held by variable interest entity	18,650	1,253	19,903	494,655	4.02%
	77,429	39,010	116,439	2,725,914	4.27%
ESS from PFSI	25,365	—	25,365	340,454	7.45%
Total investment activities	113,911	38,975	152,886	3,430,181	4.46%
Other	178	—	178	—
	162,370	38,975	201,345	4,573,413	4.40%
Liabilities:
Assets sold under agreements to repurchase	71,007	8,862	79,869	3,046,963	2.62%
Mortgage loan participation and sale agreements	808	193	1,001	49,318	2.03%
Notes payable	5,214	1,612	6,826	119,307	5.72%
Exchangeable Notes	13,438	975	14,413	250,000	5.77%
Asset-backed financings of VIEs at fair value	13,255	499	13,754	294,822	4.67%
Financings payable to PFSI	2,470	873	3,343	78,399	4.26%
Federal Home Loan Bank advances	275	—	275	89,512	0.31%
	106,467	13,014	119,481	3,928,321	3.04%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,207	—	4,207	—
Placement fees on mortgage loan impound deposits	1,020	—	1,020	—
	111,694	13,014	124,708	3,928,321	3.17%
Net interest income	$50,676	$25,961	$76,637
Net interest margin					1.68%
Net interest spread					1.23%

(1)

Amounts in this column represent capitalization of interest on distressed mortgage loans, amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	For the year ended December 31, 2014
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$23,974	$—	$23,974	$573,256	4.18%
Investment activities:
Short-term investments	604	—	604	96,475	0.63%
Mortgage-backed securities:
Agency	6,774	206	6,980	196,875	3.55%
Non-Agency prime jumbo	1,094	152	1,246	54,946	2.27%
	7,868	358	8,226	251,821	3.27%
Mortgage loans at fair value:
Distressed	55,132	45,209	100,341	2,045,699	4.90%
Held by variable interest entity	20,432	1,847	22,279	533,480	4.18%
Under forward purchase agreements at fair value	3,584	—	3,584	76,107	4.71%
	79,148	47,056	126,204	2,655,286	4.75%
ESS from PFSI	13,292	—	13,292	168,080	7.91%
Total investment activities	100,912	47,414	148,326	3,171,662	4.68%
Other	48	—	48	—
	124,934	47,414	172,348	3,744,918	4.60%
Liabilities:
Assets sold under agreements to repurchase	48,934	9,370	58,304	2,311,273	2.52%
Mortgage loan participation and sale agreements	646	266	912	44,770	2.04%
Notes payable	—	—	—	—
Exchangeable Notes	13,438	920	14,358	250,000	5.74%
Asset-backed financings of a VIE at fair value	5,872	618	6,490	167,752	3.87%
Financings payable to PFSI	—	—	—	—
Borrowings under forward purchase agreements	2,363	—	2,363	82,056	2.88%
	71,253	11,174	82,427	2,855,851	2.89%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,004	—	2,004	—
Placement fees on mortgage loan impound deposits	1,158	—	1,158	—
	74,415	11,174	85,589	2,855,851	3.00%
Net interest income	$50,519	$36,240	$86,759
Net interest margin					2.32%
Net interest spread					1.60%

(1)

Amounts in this column represent amortization of interest on distressed mortgage loans, capitalization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Year ended December 31, 2016			Year ended December 31, 2015
	vs.			vs.
	Year ended December 31, 2015			Year ended December 31, 2014
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$(5,395)	$11,864	$6,469	$238	$24,069	$24,307
Investment activities:
Short-term investments	483	(375)	108	549	(338)	211
Mortgage -backed securities:
Agency	(1,165)	7,427	6,262	(467)	58	(409)
Non-Agency prime jumbo	(178)	(1,688)	(1,866)	804	1,646	2,450
	(1,343)	5,739	4,396	337	1,704	2,041
Mortgage loans at fair value:
Distressed	35,271	(24,763)	10,508	(12,440)	8,635	(3,805)
Held by variable interest entity	13	(2,874)	(2,861)	(2,215)	(161)	(2,376)
Under forward purchase agreements	—	—	—	—	(3,584)	(3,584)
Total mortgage loans	35,284	(27,637)	7,647	(14,655)	4,890	(9,765)
ESS from PFSI	(1,170)	(1,594)	(2,764)	(812)	12,885	12,073
Total investment activities	33,254	(23,867)	9,387	(14,581)	19,141	4,560
Placement fees relating to custodial funds	—	111	111	—	—	—
Interest earned on Deposits securing CRT Agreements	—	930	930	—	—	—
Other	—	3,880	3,880	—	130	130
	27,859	(7,082)	20,777	(14,343)	43,340	28,997
Liabilities:
Assets sold under agreements to repurchase	3,714	9,255	12,969	4,528	17,037	21,565
Mortgage loan participation and sale agreement	(41)	416	375	(3)	92	89
FHLB advances	115	(268)	(153)	—	275	275
Asset backed financing of a VIE at fair value	(3,538)	1,875	(1,663)	1,552	5,712	7,264
Borrowings under forward purchase agreements	—	—	—	—	(2,363)	(2,363)
Exchangeable Notes	60	—	60	55	—	55
Notes payable	834	5,232	6,066	—	6,826	6,826
Financing payable to PFSI	874	3,613	4,487	—	3,343	3,343
	2,018	20,123	22,141	6,132	30,922	37,054
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	2,605	2,605	—	2,203	2,203
Placement fees on mortgage loan impound deposits	—	314	314	—	(138)	(138)
	2,018	23,042	25,060	6,132	32,987	39,119
Net interest income	$25,841	$(30,124)	$(4,283)	$(20,475)	$10,353	$(10,122)

During the year ended December 31, 2016, we earned net interest income of $72.4 million, as compared to $76.6 million for the year ended December 31, 2015 and $86.8 million for the year ended December 31, 2014. The decrease in net interest income was due to increased financing of non-interest earning assets, partially offset by an increase in the yield of mortgage loans at fair value, which primarily resulted from an increase in capitalized interest pursuant to mortgage loan modifications.

During the year ended December 31, 2016, we recognized interest income on mortgage loans at fair value totaling $124.1 million, including $84.8 million of interest capitalized pursuant to loan modifications, which compares to $116.4 million, including $57.8 million of interest capitalized pursuant to loan modifications in the same period in 2015. The increase in interest income was primarily the result of an increase in yields on our distressed mortgage loans at fair value from 4.33% during the year ended December 31, 2015 to 6.18% during the year ended December 31, 2016, which was mostly due to an increase in interest capitalized from mortgage loan modifications. Capitalized interest contributed 3.07% of the 6.18% yield on distressed mortgage loans at fair value during the year ended December 31, 2016, as compared to 1.69% of the 4.33% yield during the year ended December 31, 2015.

At December 31, 2016, approximately 55% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 58% at December 31, 2015. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

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

At December 31, 2016, we held $743.0 million in fair value of nonperforming mortgage loans and $274.1 million in carrying value of REO, as compared to $1.2 billion in fair value of nonperforming mortgage loans and $341.8 million in carrying value of REO at December 31, 2015.

During the year ended December 31, 2016, we incurred interest expense totaling $149.8 million, as compared to $124.7 million during the year ended December 31, 2015. Our interest cost on interest bearing liabilities was 3.21% for the year ended December 31, 2016 and 3.04% for the year ended December 31, 2015. The increase in interest expense primarily reflects higher borrowing costs associated with financing investments in MSRs and ESS and higher weighted average borrowings related to the financing of those assets in the year ended December 31, 2016, as compared to the year ended December 31, 2015.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The increases in fees during 2016, as compared to 2015, and during 2015, as compared to 2014, are reflective of the increase in the volume of mortgage loans we purchased during 2016 and 2015 as compared to the prior years.

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

Net mortgage loan servicing fees are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non-affiliates:
Servicing fees (1)	$131,833	$102,147	$80,008
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(65,647)	(43,982)	(31,911)
Provision for impairment	(2,728)	(3,229)	(5,138)
Gain on sale	11	187	46
Carried at fair value—change in fair value	(12,524)	(7,072)	(16,648)
Gains on hedging derivatives	2,271	481	11,527
	(78,617)	(53,615)	(42,124)
	53,216	48,532	37,884
From PFSI-MSR recapture income	1,573	787	9
Net mortgage loan servicing fees	$54,789	$49,319	$37,893
Average servicing portfolio	$49,626,758	$38,450,379	$30,720,168

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net mortgage loan servicing fees increased $5.5 million, or 11%, during 2016, as compared to 2015. The increase in servicing fees was due to a $29.7 million, or 29%, increase in servicing fees, partially offset by a $25.0 million increase in the negative effect of MSRs on net loan servicing fees. Both periods reflect the effect of growth in the Company’s servicing portfolio and the effect of fluctuating mortgage interest rates and prepayment speeds on our MSRs.

The increase in net mortgage loan servicing fees is attributable to a 29% increase in the average size of our servicing portfolio measured in UPB during 2016, as compared to 2015. The increase in the negative effect of MSRs reflects an increase in amortization and changes in fair value from the realization of cash flows that result from the growth in our average servicing portfolios and a provision for impairment as a result of the effect of a reduction in interest rates on the expected life of the mortgage loans subject to MSRs during the first half of 2016, as compared to the same period in 2015, partially offset by the effects of gains from hedging derivatives.

Net mortgage loan servicing fees increased $11.4 million, or 30%, during 2015, as compared to 2014. The increase was primarily due to a $22.1 million, or 28%, increase in servicing fees, offset by an $11.5 million increase in the effect of MSRs on net loan servicing fees. The increase in servicing fees is attributable to a 25% increase in our average servicing portfolio. The increase in the effect of MSRs on net loan servicing fees was primarily a result of amortization and change in fair value from the realization of cash flows resulting from growth in our average servicing portfolios, partially offset by a reduction in the provision for impairment as a result of the effect of increasing interest rates on the expected life of the mortgage loans subject to MSRs.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during 2016 of $1.6 million, as compared to $787,000 during 2015 and $9,000 during 2014.

We have identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% and originated MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Our accounting for MSRs is based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% are accounted for using the amortization method. Originated MSRs backed by mortgage loans with initial interest rates of more than 4.5% are accounted for at fair value with changes in fair value recorded in current period income.

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	December 31, 2016	December 31, 2015
	(in thousands)
MSRs carried at fair value	$64,136	$66,584
UPB of mortgage loans underlying MSRs	$5,763,957	$6,458,684
MSR carried at lower of amortized cost or fair value:
Amortized cost	$606,103	$404,101
Valuation allowance	(13,672)	(10,944)
Carrying value	$592,431	$393,157
Fair value	$626,334	$424,154
UPB of mortgage loans underlying MSRs	$50,539,707	$35,841,654
Total MSR:
Carrying value	$656,567	$459,741
Fair value	$690,470	$490,738
UPB of mortgage loans underlying MSRs	$56,303,664	$42,300,338
Average servicing fee rate (in basis points):
MSRs carried at lower of amortized cost or fair value	25	26
MSRs carried at fair value	25	25
Average note interest rate:
MSRs carried at lower of amortized cost or fair value	3.8%	3.9%
MSRs carried at fair value	4.7%	4.7%

Net Gain on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$(13,168)	$(5,224)	$10,416
Mortgage loans at fair value:
Distressed	(3,504)	81,133	215,483
Held in a VIE	(1,748)	(10,663)	27,768
CRT Agreements	32,500	593	—
Asset-backed financings of a VIE at fair value	3,238	4,260	(8,459)
Hedging derivatives	7,251	(19,353)	(22,565)
	24,569	50,746	222,643
From PFSI—ESS	(17,394)	3,239	(20,834)
	$7,175	$53,985	$201,809

The decrease in net gain on investments during 2016, as compared to 2015, was caused primarily by losses in our mortgage loans at fair value. The change reflects lower appreciation versus expectations of home values collateralizing the mortgage loans, increased capitalization of interest on mortgage loan modifications which reduces mortgage loan valuation gains, and reduced cash flow expectations relating to certain of our nonperforming loans and less appreciation on our reperforming mortgage loans. The reduced cash flow expectations largely resulted from expectations for longer liquidation periods with the attendant increased holding costs during the collection period and a reduction in expected liquidation proceeds. These reduced gains were partially offset by gains from our CRT Agreements and hedging derivatives gains during 2016, as compared to 2015.

The decrease in net gain on investments in 2015, as compared to 2014, was caused primarily by reduced gains in our credit-sensitive investments, primarily from our mortgage loans at fair value, which reflects the effects of slower appreciation in the fair value of such mortgage loans as a result of slower appreciation in the fair value of the real estate collateralizing such loans during 2015, as compared to 2014, and continued seasoning of our portfolio of distressed mortgage loans. These reduced gains were compounded by losses in our interest rate sensitive investments, primarily from our MBS and mortgage loans held in a VIE during 2015, as compared to 2014, resulting from increasing interest rates during 2015.

Mortgage-Backed Securities

During 2016, we recognized net valuation losses on MBS of $13.2 million, as compared to $5.2 million during 2015. The increase in losses we recorded during 2016 reflect the effects of increasing mortgage interest rates at the end of 2016 on a larger portfolio of MBS. Our investment in MBS totaled $865.1 million at December 31, 2016 as compared to $322.5 million at December 31, 2015. Increasing mortgage interest rates negatively influence the fair value of our investment in MBS.

During the year ended December 31, 2014, we recognized net valuation gains on MBS of $10.4 million. The gains we recorded arose due to decreases in market yields on MBS during the period after we purchased the securities.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net (losses) gains on our investment in distressed mortgage loans at fair value are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Valuation changes:
Performing loans	$(20,443)	$19,850	$67,035
Nonperforming loans	12,101	51,138	122,500
	(8,342)	70,988	189,535
Gain on payoffs	4,229	10,224	22,166
Gain (loss) on sales	609	(79)	3,782
	$(3,504)	$81,133	$215,483
Average portfolio balance	$1,731,638	$2,231,259	$2,121,806
Interest and fees capitalized	$84,820	$57,754	$66,850
Number of mortgage loans relating to gain recognized on payoffs	462	871	1,135
UPB of mortgage loans relating to gain recognized on payoffs	$139,481	$219,754	$310,422
Number of mortgage loans relating to gain (loss) recognized on sales	2,102	37	1,682
UPB of mortgage loans relating to gain (loss) recognized on sales	$580,648	$5,843	$393,609

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $8.3 million in the year ended December 31, 2016, as compared to gains of $71.0 million for the year ended December 31, 2015 and $189.5 million for the year ended December 31, 2014. Cash is generated when mortgage loans are monetized through payoffs or sales, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing mortgage loans largely reflect the effects of capitalization of delinquent interest on mortgage loans we modify. When we capitalize interest in a mortgage loan modification, we increase the carrying value of the mortgage loan. However, the fair value of the mortgage loan does not immediately increase significantly. Therefore, the interest income we recognize is offset by a valuation loss of corresponding magnitude. Borrower performance and changes in other inputs may result in further valuation changes to the mortgage loan.

Following is a summary of interest capitalized in mortgage loan modifications:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Amount capitalized	$84,820	$57,754	$66,850
UPB of mortgage loans before interest capitalization	$372,626	$250,869	$419,189

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Gains on nonperforming mortgage loans decreased during 2016, as compared to 2015. The reduction in such gain is due to: (1) smaller increases in our expectations of future cash flows relating to certain of these mortgage loans as a result of lower appreciation versus expectations of the underlying collateral values; (2) reduced cash flow expectations relating to certain of our nonperforming loans during 2016, as compared to 2015 and (3) the effects of our liquidation efforts on our investment in nonperforming loans. Our investment in nonperforming mortgage loans decreased by $480.0 million, or 39%, from $1.2 billion in fair value at December 31, 2015 to $743.0 million at fair value in December 31, 2016.  The reduced cash flow expectations largely result from expectations for longer liquidation periods with the attendant increased holding costs during the collection period and a reduction in expected liquidation proceeds.

Gains on nonperforming mortgage loans decreased during 2015, as compared to 2014. During 2015, the rate of appreciation in the residential real estate market was similar to 2014. However, as our investment in such assets season, an increasing portion of the mortgage loans remaining in our investment portfolio are progressing to resolution at a slower rate than was experienced in 2014.

Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such mortgage loans. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, payoffs or acquisition of the property securing the mortgage loans and liquidation of the property in the event the borrower subsequently defaults. Due to the continuing evolution of modification programs, trends in default performance are difficult to discern. Although HAMP ended on December 31, 2016, we have other programs in place to continue mortgage loan modifications.

Large-scale refinancing of modified distressed mortgage loans is not expected to occur for an extended period. Borrowers who have recently modified their mortgage loans typically have credit profiles that do not qualify them for refinancing or have mortgage loans on properties whose loan-to-value ratios exceed current underwriting guidelines for new mortgage loans. Further, modified mortgage loans generally require a period of acceptable borrower performance for consideration in most Agency refinance programs and many may have below-market interest rates.

The following tables present a summary of mortgage loan modifications completed:

	Year ended December 31,
	2016		2015		2014
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	824	$221,543	685	$179,169	$1,183	$285,791
Term extension	1,244	$350,530	805	$213,710	$1,318	$326,660
Capitalization of interest and fees	1,323	$372,626	952	$250,869	$1,703	$419,189
Principal forbearance	453	$136,360	201	$60,208	$539	$166,342
Principal reduction	748	$221,685	519	$140,340	$837	$215,340
Total	1,323	$372,626	952	$250,869	$1,705	$419,689
Defaults of mortgage loans modified in the prior year		$33,895		$50,838		$46,944
As a percentage of relevant balance of loans before modification		19%		16%		25%
Defaults during the period of mortgage loans modified since acquisitions (3)		$72,878		$71,174		$56,136
As a percentage of relevant balance of loans before modification		22%		15%		26%
Repayments and sales of mortgage loans modified in the prior year		$109,076		$12,879		$102,684
As a percentage of relevant balance of loans before modification		44%		3%		30%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Year ended December 31,
	2016		2015		2014
	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$282	$304	$264	$278	$246	$249
Remaining term (months)	342	456	327	437	325	415
Interest rate	4.72%	3.37%	5.21%	3.42%	5.39%	3.62%
Forbeared principal	$19	$22	$—	$9,606	$—	$13,355

CRT Agreements

The activity in our CRT Agreements is summarized below:

	Year ended December 31,
	2016	2015
	(in thousands)
During the year:
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$21,298	$1,831
Resulting from valuation changes	15,316	(1,238)
	36,614	593
Change in fair value of interest-only security payable at fair value	(4,114)	—
	$32,500	$593
Interest earned on Deposits securing CRT Agreements	$930	$—
At year end:
Carrying value of investments in CRT Agreements (1)	$465,669	$147,593
UPB of mortgage loans sold under CRT Agreements	$11,190,933	$4,602,507

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to growth in the portfolio of mortgage loans subject to CRT Agreements during 2016 as compared to 2015 and the effect of credit spread decreases (credit spreads represent the yield premium demanded by investors in securities backed by the mortgage loans subject to the CRT Agreements as compared to a U.S. Treasury security) on the fair value of the derivative assets included in the CRT Agreements. During 2015, we experienced increased credit spreads related to our CRT Agreements resulting in unrealized losses.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $17.4 million during 2016, as compared to fair value gains totaling $3.2 million during 2015. Mortgage interest rates were lower during most of 2016 than during 2015, causing prepayments to increase as compared to 2015, resulting in a decrease in fair value. The effect of this decrease in fair value was partially offset by a reduced investment in ESS as our average investment in ESS decreased from $340.5 million during 2015 to $317.9 million during 2016.

We recognized fair value gains relating to our investment in ESS totaling $3.2 million during 2015 as compared to fair value losses totaling $20.8 million during 2014. Mortgage interest rates increased throughout 2015 causing our estimate of future prepayments to decrease, as compared to 2014, resulting in an increase in fair value. The effect of this increase in fair value was compounded by growth in our investment in ESS. Our average investment in ESS increased from $168.1 million for the year ended December 31, 2014 to $340.5 million for the year ended December 31, 2015.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties.

Results of REO are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
During the year:
Proceeds from sales of REO	$234,684	$240,833	$189,832
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(36,193)	(40,432)	(46,255)
Gain on sale, net	17,075	21,255	13,804
	$(19,118)	$(19,177)	$(32,451)
Number of properties sold	2,468	1,773	1,837
Average carrying value of REO	$306,930	$329,342	$232,691
Year end:
Carrying value	$274,069	$341,846	$303,228
Number of properties	1,090	1,618	1,706

Losses from REOs during 2016 were similar to 2015. The decrease in losses from REOs during 2015, as compared to 2014, was due to the recognition of a larger gain realized on the sale of the properties and lower downward valuation adjustments due to better execution of REO property sales versus original estimates and less unfavorable estimates of home values during the REO holding period.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$86,465	$58,607	$48,719
Mortgage loan servicing fees	50,615	46,423	52,522
Management fees	20,657	24,194	35,035
Mortgage loan collection and liquidation	13,436	10,408	6,892
Mortgage loan origination	7,108	4,686	2,638
Compensation	7,000	7,366	8,328
Professional services	6,819	7,306	8,380
Other	18,225	16,471	14,763
	$210,325	$175,461	$177,277

Expenses increased $34.9 million, or 20%, during 2016, as compared to 2015, primarily due to higher mortgage loan fulfillment fees from an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities.

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

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Fulfillment fee expense	$86,465	$58,607	$48,719
UPB of mortgage loans fulfilled by PLS	$23,188,386	$14,014,603	$11,476,448
Average fulfillment fee rate (in basis points)	37	42	42

The increase in loan fulfillment fees of $27.9 million during 2016, as compared to 2015, is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PLS due to contractual discretionary reductions in the fulfillment fee by PFSI to facilitate our successful completion of certain mortgage loan sale transactions during the first eight months of 2016, followed by a contractual change in the mortgage banking services agreement with PLS in September 2016 that reduced the stated fulfillment fee rate and eliminated discretionary fee reductions by PLS.

Loan fulfillment fees increased in the year ended December 31, 2015 by $9.9 million primarily due to the increase in the volume of Agency-eligible mortgage loans that we purchased in our correspondent production activities.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Mortgage loan servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$330	$260	$103
Activity-based	733	371	149
	1,063	631	252
Mortgage loans at fair value:
Distressed mortgage loans
Base	11,078	16,123	18,953
Activity-based	18,521	12,437	19,608
	29,599	28,560	38,561
Mortgage loans held in VIE
Base	83	125	110
Activity-based	—	—	—
	83	125	110
MSRs:
Base	19,378	16,786	13,405
Activity-based	492	321	194
	19,870	17,107	13,599
	$50,615	$46,423	$52,522
Average investment in:
Mortgage loans acquired for sale at fair value	$1,443,587	$1,143,232	$573,256
Mortgage loans at fair value:
Distressed mortgage loans	$1,731,638	$2,231,259	$2,121,806
Mortgage loans held in a VIE	$422,122	$494,655	$533,480
Average mortgage loan servicing portfolio	$49,626,758	$38,450,379	$30,720,168

Mortgage loan servicing fees increased by $4.2 million during 2016, as compared to 2015. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio.   Included in loan servicing fees are activity-based fees, which increased by $6.6 million, or 50%, during 2016, as compared to 2015, primarily as a result of activity-based fees on distressed mortgage loans resulting from increased sales of such loans during 2016 as compared to 2015. Our servicing portfolio increased to $56.3 billion in UPB at December 31, 2016 from $42.3 billion at December 31, 2015.

Mortgage loan servicing fees decreased by $6.1 million during 2015, as compared to 2014. During the year ended December 31, 2015, our average investment in mortgage loans at fair value increased by 3%, compared to an increase of 49% during the year ended December 31, 2014. Our servicing portfolio increased to $42.3 billion in UPB at December 31, 2015 compared to $34.3 billion in UPB at December 31, 2014. Included in loan servicing fees are activity-based fees, which decreased by $6.8 million, or 34%, during 2015, as compared to 2014, primarily as a result of reduced activity-based fees on distressed mortgage loans resulting from reduced loan modification and resolution activity as compared to 2014.

We amended our servicing agreement with PLS effective January 1, 2014, to limit the supplemental servicing fees we pay PLS with respect to non-distressed subserviced mortgage loans to no more than $700,000 per quarter. This supplemental servicing fee was eliminated, effective as of September 1, 2015. During the years ended December 31, 2015 and 2014, we paid PLS $2.1 million and $2.8 million, respectively, in supplemental servicing fees relating to our MSR servicing portfolio. Supplemental servicing fees are a component of the total base servicing fee and compensated PLS for providing certain services that are atypical for servicers to provide but required for us because we have a limited staff and rely on PFSI’s infrastructure.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Base	$20,657	$22,851	$23,330
Performance incentive	—	1,343	11,705
	$20,657	$24,194	$35,035

Management fees decreased by $3.5 million during 2016, as compared to 2015, primarily due to the decrease in our shareholders’ equity, which is the basis for the calculation of our base management fee, as a result of our share repurchases and dividend distributions. Management fees decreased by $10.8 million during the year ended December 31, 2015. The decrease in management fees during 2015, as compared to 2014, reflects the decreased performance incentive fee, which reflects our reduced financial performance over the four-quarter period for which incentive fees are calculated, and decreased base management fees from lower shareholders’ equity during 2015 as compared to 2014.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses increased $3.0 million during 2016 as compared to 2015 and $3.5 million in 2015 as compared to 2014 due to increased litigation and other foreclosure costs on distressed mortgage loans. As distressed mortgage loans continue to season, we expect to incur increased costs related to the ongoing preservation of our interests in such mortgage loans.

Loan origination

Loan origination expenses increased $2.4 million or 52% during 2016 as compared to 2015 and $2.0 million or 78% during 2015 as compared to 2014. These increases reflect the increases in our mortgage loan production over the years presented.

Compensation

Compensation expense decreased $366,000 during 2016, as compared to 2015, primarily due to decreased share-based compensation expense, reflecting the effects of a generally lower share price in the 2016 period than in the 2015 period on the portion of our restricted share unit grants that are accounted for using variable accounting.

Professional Services

Professional services expense decreased $487,000 during 2016, as compared to 2015, primarily due to a decrease in expenses related to our CRT transactions. Professional service expense decreased $1.1 million during 2015, as compared to 2014, primarily due to lower expenses for legal and other professional fees.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Common overhead allocation from PFSI	$7,898	$10,742	$10,477
Real estate held for investment	3,213	604	—
Technology	1,448	1,279	984
Insurance	1,326	1,304	989
Securitization	—	—	(150)
Other	4,340	2,542	2,313
	$18,225	$16,471	$14,763

Other expenses increased during 2016, as compared to 2015, by $1.8 million, primarily due to higher expenses incurred in the management of our real estate held for investment, partially offset by a reduction in common overhead allocation from PFSI. Other expenses increased during the year ended December 31, 2015 as compared to the year ended December 31, 2014 by $1.7 million primarily due to growth in our investment activities.

Income Taxes

We have elected to treat PMC as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions to the REIT. No such dividend distributions have been made to date. A TRS is subject to corporate federal and state income tax. Accordingly, a benefit for income taxes for PMC is included in the accompanying consolidated statements of operations.

Our effective tax rate was (22.7)% for the year ended December 31, 2016 and (22.9)% for the year ended December 31, 2015. The relative values between the tax benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	U.S. GAAP net income	GAAP/Tax differences	Total Taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2016	(in thousands)
Net investment income
Net interest income (expense)	$72,354	$49,950	$122,305	$8,816	$113,489
Net gain (loss) on mortgage loans acquired for sale	106,442	(276,847)	(170,406)	(170,406)	—
Loan origination fees	41,993	—	41,992	41,992	—
Net gain on investments	7,175	51,246	58,421	(29,809)	88,230
Net loan servicing fees	54,789	(55,051)	(262)	(262)	—
Results of real estate acquired in settlement of loans	(19,118)	(5,752)	(24,870)	(24,870)	—
Other	8,453	—	8,455	3,945	4,510
Net investment income	272,088	(236,454)	35,635	(170,594)	206,229
Expenses	210,326	(282,565)	(72,239)	(115,263)	43,024
REIT dividend deduction	—	162,764	162,764	—	162,764
Total expenses and dividend deduction	210,326	(119,801)	90,525	(115,263)	205,788
Income (loss) before provision for income taxes	61,763	(116,653)	(54,890)	(55,331)	441
(Benefit) provision for income taxes	(14,047)	14,488	441	—	441
Net income (loss)	$75,810	$(131,141)	$(55,331)	$(55,331)	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2016	2015
	(in thousands)
Assets
Cash	$34,476	$58,108
Investments:
Short-term investments	122,088	41,865
Mortgage-backed securities	865,061	322,473
Mortgage loans acquired for sale at fair value	1,673,112	1,283,795
Mortgage loans at fair value	1,721,741	2,555,788
ESS	288,669	412,425
Derivative assets	33,709	10,085
Real estate acquired in settlement of loans	274,069	341,846
Real estate held for investment	29,324	8,796
MSRs	656,567	459,741
Deposits securing CRT Agreements	450,059	147,000
	6,114,399	5,583,814
Other	208,627	185,002
Total assets	$6,357,502	$5,826,924
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreements	$3,809,918	$3,128,780
Notes payable	275,106	236,015
Exchangeable Notes	246,089	245,054
Asset-backed financing of a VIE at fair value	353,898	247,690
Note payable to PFSI	150,000	150,000
Interest-only security payable at fair value	4,114	—
FHLB advances	—	183,000
	4,839,125	4,190,539
Other	167,263	140,272
Total liabilities	5,006,388	4,330,811
Shareholders’ equity	1,351,114	1,496,113
Total liabilities and shareholders’ equity	$6,357,502	$5,826,924

Total assets increased by approximately $530.6 million, or 9%, during the period from December 31, 2015 through December 31, 2016, primarily due to a $542.6 million increase in MBS, a $389.3 million increase in mortgage loans acquired for sale at fair value, a $303.1 million increase in deposits securing CRT Agreements, a $196.8 million increase in MSRs and a $56.6 million increase in cash and short-term investments, partially offset by $834.0 million decrease in mortgage loans at fair value, a $123.8 million decrease in ESS, and a $67.8 million decrease in REO.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent loan production at fair value:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$42,171,914	$31,945,396	$16,523,216
Agency-eligible	23,930,186	14,360,888	11,474,345
Jumbo	10,227	117,714	383,854
Commercial mortgage loans	18,112	14,811	—
	$66,130,439	$46,438,809	$28,381,415
Interest rate lock commitments issued	$67,139,108	$48,138,062	$27,815,464
UPB of correspondent mortgage loan purchases	$63,263,734	$44,357,875	$27,147,444
Gain on mortgage loans acquired for sale	$106,442	$51,016	$35,647
Fair value of correspondent loans in inventory at period end pending sale to:
PFSI	$804,616	$669,288	$209,325
Non-affiliates	868,496	614,507	428,397
	$1,673,112	$1,283,795	$637,722

During 2016 we purchased for sale $66.1 billion in fair value of  mortgage loans in our correspondent production activities, as compared to $46.4 billion in fair value of mortgage loans during 2015 and $28.4 billion during 2014. The increase in correspondent purchases through the years presented is a result of a favorable interest rate environment and continued growth in our correspondent production seller network.

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

Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our investment activities segment:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
MBS	$765,467	$84,828	$185,972
Distressed mortgage loans (1)
Performing	—	—	735
Nonperforming	—	241,981	553,869
	—	241,981	554,604
ESS purchased from PFSI and received pursuant to a recapture agreement	6,603	278,282	107,071
REO	—	—	3,117
MSRs received in mortgage loan sales and purchases of MSRs	277,831	156,809	121,333
Deposits of restricted cash relating to CRT Agreements	306,507	147,000	—
	$1,356,408	$908,900	$972,097

(1)	Performance status as of the date of acquisition.

Our acquisitions during 2016 and 2015 reflect our shifting investment focus away from distressed assets toward investments generated by our correspondent production activities and investments in MBS. These acquisitions were financed through a combination of proceeds from liquidations of existing investments and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our Agency and non-Agency prime jumbo MBS holdings:

	December 31, 2016					December 31, 2015
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$691,803	$674,375	7.3	3.5%	3.1%	$70,453	$68,215	7.4	3.5%	3.0%
Freddie Mac	173,258	169,025	7.7	3.5%	3.1%	154,697	150,099	7.4	3.5%	3.0%
	865,061	843,400				225,150	218,314
Non-Agency prime jumbo	—	—	—	—	—	97,323	98,337	4.9	3.5%	3.6%
	$865,061	$843,400				$322,473	$316,651

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the underlying real estate collateral is summarized below:

	December 31, 2016		December 31, 2015
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$611,584	$957,313	$877,438	$1,261,935
Nonperforming loans	742,988	1,123,277	1,222,956	1,731,048
	$1,354,572	$2,080,590	$2,100,394	$2,992,983

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, borrower performance, our asset disposition strategies with respect to individual loans and the timing of such dispositions, the costs and expenses we incur in the disposition process, and the underlying collateral values at disposition. Ultimate realization in a disposition of these assets will be net of any servicing advances held on the balance sheet in relation to these investments.

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

Following is a summary of the distribution of our portfolio of mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$296,901	49%	3.84%	$267,348	36%	5.38%	$417,658	48%	4.35%	$481,325	39%	5.62%
ARM/Hybrid	81,983	13%	3.71%	411,824	55%	4.91%	160,051	18%	3.33%	696,802	57%	4.80%
Interest rate step-up	232,700	38%	2.56%	63,816	9%	2.35%	299,569	34%	2.28%	44,829	4%	2.25%
Balloon	—	—		—	0%		160	0%	1.97%	—	0%	0.00%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$610,926	100%	3.32%	$742,785	100%	4.82%	$876,748	100%	3.43%	$1,222,816	100%	5.01%
2nd lien	658	0%	4.00%	203	0%	8.38%	690	0%	4.28%	140	0%	8.47%
Unsecured	—	0%		—	0%	0.00%	—	0%	0.00%	—	0%	0.00%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$469,761	77%	3.42%	$398,137	54%	4.74%	$685,801	78%	3.49%	$666,257	55%	4.99%
Investment property	140,672	23%	3.05%	344,523	46%	4.92%	188,659	22%	3.20%	555,531	45%	5.03%
Other	1,151	0%	3.52%	328	0%	5.26%	2,978	0%	4.17%	1,168	0%	5.69%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$10	0%	0.60%	$—	0%	0%	$55	0%	3.18%	$—	0%	0.00%
12 - 35 months	15,519	3%	4.29%	33	0%	4.60%	24,331	3%	4.24%	—	0%	0.00%
36 - 59 months	319	0%	4.95%	45	0%	1.56%	4,131	0%	3.22%	2,083	0%	3.43%
60 months or more	595,736	97%	3.31%	742,910	100%	4.82%	848,921	97%	3.41%	1,220,873	100%	5.01%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$147,968	24%	3.52%	$131,629	18%	4.67%	$200,856	23%	3.77%	$203,493	17%	5.01%
600-649	128,843	21%	3.36%	141,404	19%	4.54%	158,654	18%	3.58%	237,879	19%	4.88%
650-699	159,423	26%	3.18%	223,325	30%	4.89%	216,648	25%	3.33%	370,178	30%	5.03%
700-749	125,092	20%	3.19%	182,767	25%	5.10%	210,329	24%	3.15%	301,417	25%	5.09%
750 or greater	50,258	9%	3.45%	63,863	8%	4.81%	90,951	10%	3.24%	109,989	9%	5.06%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$211,195	35%	4.01%	$236,515	32%	5.14%	$250,154	29%	4.09%	$309,945	25%	5.07%
80% - 99.99%	144,446	24%	3.52%	209,148	28%	4.82%	225,574	26%	3.53%	317,076	26%	4.91%
100% - 119.99%	112,903	18%	3.17%	155,154	21%	4.68%	190,336	22%	3.26%	291,866	24%	5.07%
120% or greater	143,040	23%	2.66%	142,171	19%	4.66%	211,374	23%	2.97%	304,069	25%	5.00%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$156,636	26%	3.36%	$104,793	14%	3.79%	$260,103	30%	3.20%	$201,717	16%	4.06%
New York	89,079	15%	2.86%	207,589	28%	5.44%	99,081	11%	3.07%	293,277	24%	5.58%
Florida	43,132	7%	2.96%	79,528	11%	5.29%	61,999	7%	3.15%	126,705	10%	5.43%
New Jersey	43,635	7%	2.69%	100,257	13%	4.85%	47,939	5%	2.84%	167,020	14%	5.25%
Other	279,102	45%	3.61%	250,821	34%	4.58%	408,316	47%	4.08%	434,237	36%	4.86%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

	December 31, 2016						December 31, 2015
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$444,254	73%	3.26%	$—	0%	0.00%	$691,925	79%	3.34%	$—	0%	0.00%
Delinquent						0.00%
30 days	115,514	19%	3.53%	—	0%	0.00%	131,098	15%	3.73%	—	0%	0.00%
60 days	51,816	8%	3.46%	—	0%	0.00%	54,415	6%	3.78%	—	0%	0.00%
90 days or more	—	0%	0.00%	305,431	41%	4.26%	—	0%	0.00%	459,060	38%	4.48%
In foreclosure	—	0%	0.00%	437,557	59%	5.22%	—	0%	0.00%	763,896	62%	5.33%
	$611,584	100%	3.33%	$742,988	100%	4.82%	$877,438	100%	3.43%	$1,222,956	100%	5.01%

We believe that our current fair value estimates are representative of fair value at the reporting date. However, the market for distressed mortgage assets is illiquid with a limited number of participants. Furthermore, our business strategy is to enhance the fair value of the mortgage loans during the period in which the loans are held. Therefore, any resulting change in the fair value of the mortgage loans is recorded during such holding period and ultimately realized at the end of the holding period.

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	December 31, 2016	December 31, 2015
Discount rate
Range	2.6% – 15.0%	2.5% – 15.0%
Weighted average	7.1%	7.1%
Twelve-month projected housing price index change
Range	2.5% – 4.8%	1.5% – 5.1%
Weighted average	3.7%	3.6%
Prepayment speed (1)
Range	0.1% – 10.9%	0.1% – 9.6%
Weighted average	4.0%	3.7%
Total prepayment speed (2)
Range	2.9% – 24.6%	0.5% – 27.2%
Weighted average	17.7%	19.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

We monitor and value our investments in pools of distressed mortgage loans by payment status of the loans. Most of the measures we use to value and monitor the mortgage loan portfolio, such as projected prepayment and default speeds and discount rates, are applied or output at the pool level. The characteristics of the individual loans, such as loan size, loan-to-value ratio and current delinquency status, can vary widely within a pool.

The weighted average discount rate used in the valuation of mortgage loans at fair value remained unchanged at 7.1% at both December 31, 2015 and December 31, 2016 as overall levels of returns required by market participants for this asset type remained stable.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.6% at December 31, 2015 to 3.7% at December 31, 2016, due to improved near term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased from 19.6% at December 31, 2015 to 17.7% at December 31, 2016 due to our projections of longer liquidation periods for certain of our mortgage loans and a higher concentration of reperforming mortgage loans which we expect to prepay or liquidate more slowly than nonperforming mortgage loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	December 31, 2016		December 31, 2015
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$215,576	79%	$249,340	73%
Planned unit development	34,217	12%	54,404	16%
Condominium/Townhome/Co-op	24,074	9%	35,593	10%
5+ dwelling units	202	0%	2,509	1%
	$274,069	100%	$341,846	100%

	December 31, 2016		December 31, 2015
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
California	$53,308	19%	$76,222	22%
New Jersey	51,472	19%	36,394	11%
New York	44,252	16%	30,763	9%
Florida	31,715	12%	58,924	17%
Maryland	14,488	5%	27,300	8%
Illinois	13,831	5%	21,029	6%
Other	65,003	24%	91,214	27%
	$274,069	100%	$341,846	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$310.2	$219.2	$330.8	$218.0	$37.9	$22.6	$439.0	$251.1
Pool factor (1)	1.00	0.71	1.00	0.66	1.00	0.60	1.00	0.57
Collection status:
Delinquency
Current	1.8%	21.2%	1.6%	38.3%	0.7%	42.4%	6.2%	17.7%
30 days	0.3%	3.6%	1.6%	5.7%	0.6%	5.0%	0.7%	3.5%
60 days	0.1%	3.7%	7.1%	2.7%	1.4%	3.1%	0.7%	2.0%
over 90 days	66.7%	23.5%	52.7%	16.6%	59.0%	23.3%	37.5%	19.8%
In foreclosure	31.1%	30.2%	36.9%	23.8%	38.2%	13.2%	53.8%	36.7%
REO	0.0%	17.9%	0.0%	12.8%	0.0%	12.9%	1.1%	20.3%

(1)	1.00 at acquisition and subsequently the ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$507.3	$283.6	$929.5	$394.1	$397.3	$164.8	$366.2	$100.5
Pool factor (1)	1.00	0.56	1.00	0.42	1.00	0.41	1.00	0.27
Collection status:
Delinquency
Current	1.4%	17.5%	0.8%	19.6%	4.8%	31.7%	1.6%	40.6%
30 days	0.2%	3.7%	0.3%	4.4%	7.4%	10.5%	1.5%	14.0%
60 days	0.0%	1.9%	0.7%	3.2%	7.6%	5.2%	3.5%	4.6%
over 90 days	38.3%	19.0%	58.6%	19.9%	45.3%	15.3%	82.2%	19.9%
In foreclosure	60.0%	35.0%	39.6%	26.8%	34.9%	18.7%	11.2%	11.2%
REO	0.0%	23.0%	0.0%	26.1%	0.0%	18.7%	0.0%	9.7%

(1)	1.00 at acquisition and subsequently the ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$290.3	$82.9	$357.2	$90.2	$402.5	$81.3	$49.0	$15.9
Pool factor (1)	1.00	0.29	1.00	0.25	1.00	0.20	1.00	0.32
Collection status:
Delinquency
Current	3.1%	32.9%	0.0%	24.7%	45.0%	33.6%	0.2%	29.7%
30 days	1.3%	12.9%	0.0%	7.7%	4.0%	13.5%	0.1%	9.9%
60 days	5.4%	5.6%	0.1%	2.0%	4.3%	6.6%	0.2%	10.0%
over 90 days	57.8%	16.8%	49.1%	15.5%	31.3%	15.5%	70.4%	27.4%
In foreclosure	32.4%	18.5%	50.8%	26.0%	15.3%	24.2%	29.0%	13.6%
REO	0.0%	13.4%	0.0%	24.2%	0.1%	6.6%	0.0%	9.5%

(1)	1.00 at acquisition and subsequently the ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2016	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
UPB	$542.6	$81.8	$259.8	$51.4	$515.1	$88.2	$277.8	$30.1
Pool factor (1)	1.00	0.15	1.00	0.20	1.00	0.17	1.00	0.11
Collection status:
Delinquency
Current	0.6%	28.2%	11.5%	28.7%	2.0%	23.2%	5.0%	35.6%
30 days	1.3%	9.7%	6.5%	10.7%	1.9%	10.6%	4.0%	13.1%
60 days	2.0%	5.1%	5.2%	5.1%	3.9%	3.0%	5.1%	4.7%
over 90 days	22.6%	17.0%	31.2%	21.8%	25.9%	21.5%	26.8%	18.6%
In foreclosure	73.0%	25.8%	43.9%	19.7%	66.3%	25.9%	59.1%	15.9%
REO	0.4%	14.2%	1.7%	13.8%	0.0%	15.7%	0.0%	12.2%

(1)	1.00 at acquisition and subsequently the ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	December 31,	At	December 31,	At	December 31,
	purchase	2016	purchase	2016	purchase	2016
	(dollars in millions)
Unpaid principal balance	$146.2	$13.8	$195.5	$20.7	$182.7	$20.4
Pool factor (1)	1.00	0.09	1.00	0.11	1.00	0.11
Collection status:
Delinquency
Current	1.2%	26.9%	5.1%	35.9%	6.2%	30.9%
30 days	0.4%	12.1%	2.0%	7.6%	1.6%	9.8%
60 days	1.3%	4.8%	4.1%	2.4%	5.8%	8.1%
over 90 days	38.2%	22.1%	42.8%	15.2%	37.8%	18.1%
In foreclosure	58.9%	27.1%	45.9%	30.3%	46.4%	22.9%
REO	0.0%	7.0%	0.0%	8.7%	2.3%	10.3%

(1)	1.00 at acquisition and subsequently the ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the years ended December 31, 2016, 2015 and 2014 are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities	$(621,543)	$(863,188)	$(366,036)
Investing activities	193,952	11,502	27,972
Financing activities	403,959	833,408	387,039
Net cash flows	$(23,632)	$(18,278)	$48,975

Our cash flows resulted in a net decrease in cash of $23.6 million during 2016, as discussed below.

Operating activities

Cash used by operating activities totaled $621.5 million during 2016, as compared to cash used by operating activities of $863.2 million and $366.0 million during 2015 and 2014, respectively. The decreased use of cash in our operating activities from 2015 to 2016 is primarily due to slower growth of our inventory of mortgage loans acquired for sale at December 31, 2016 as compared to December 31, 2015. Likewise, the increased use of cash in our operating activities during 2015 as compared to 2014 is due to faster growth in our inventory of mortgage loans held for sale during 2015 as compared to 2014.

Investing activities

Net cash provided by our investing activities was $194.0 million during 2016, as compared to cash provided by investing activities of $11.5 million during 2015. The increase in cash flows from investing activities reflects proceeds from sales and repayments on our investments, which exceeded our investments primarily consisting of CRT Agreements and MBS during 2016, as compared to 2015. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, sales of REO and distributions from CRT Agreements totaling $1.3 billion. We used cash to purchase MBS of $765.5 million and made deposits of cash collateral securing CRT Agreements transactions totaling $306.5 million during the year ended December 31, 2016.

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

Financing activities

Net cash provided by financing activities was $404.0 million during 2016, as compared to $833.4 million during 2015. The decrease is attributable to the fact that: we (i) financed higher amounts of assets sold under agreements to repurchase from a higher balance of mortgage loans acquired for sale at fair value; (ii) repaid all outstanding debt obligations with the Federal Home Loan Bank; and (iii) repurchased common shares under our share repurchase program. As discussed below in Liquidity and Capital Resources, our Manager continues to evaluate and pursue additional sources of financing that may be required to provide us with future investing capacity.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent sellers, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them, repurchase our common shares under our share repurchase program, and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

We expect our primary sources of liquidity to be proceeds from liquidations of our investment portfolio, including distressed mortgage loans, cash earnings on our investments, cash flows from business activities, proceeds from borrowings and additional equity offerings. When we finance a particular asset, the amount borrowed is less than the asset’s fair value and we must provide the cash in the amount of such difference. Our ability to continue making investments is dependent on our ability to provide the cash representing such difference. Further, certain of our CRT Agreements may allow us, at the time we sell a mortgage loan, to deposit less than the full amount of cash we would otherwise be required to deposit with respect to such agreement until the end of the aggregation period relating to the applicable CRT Agreement. At the end of such aggregation period, we will be required to deposit all remaining cash necessary to fully secure the related CRT Agreement, and our ability to fully invest in such CRT Agreement is dependent on our ability to deposit the required cash. We believe that our liquidity is sufficient to meet our current liquidity needs.

We do not expect repayments from contractual cash flows from our investments in distressed mortgage loans and REO to be a primary source of liquidity as a substantial portion of these investments are distressed assets that are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less and, therefore, are not expected to generate significant cash flows from principal repayments.

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

As of December 31, 2016 and December 31, 2015, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, MSRs, ESS, REO and CRT Agreements with sales under agreements to repurchase, notes payable, asset-backed financing and mortgage loan participation and sale agreements. We also financed certain of our investments as of December 31, 2015 with FHLB advances, as follows:

	December 31, 2016	December 31, 2015
	(dollars in thousands)
Assets financed	$5,814,378	$5,231,476
Total assets in classes of assets financed	$5,962,987	$5,376,068
Secured borrowings (1)	$4,589,606	$3,947,033
Percentage of invested assets pledged	98%	97%
Advance rate against pledged assets	79%	75%
Leverage ratio (2)	3.58x	2.81x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at period end.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	2016 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$3,917,719	$3,538,720	$3,172,806	$2,797,301
Maximum daily balance outstanding	$4,822,056	$4,824,044	$3,511,918	$3,577,236
Ending balance	$3,784,001	$4,041,085	$3,500,569	$3,245,014

	2015 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$2,814,424	$3,252,341	$3,172,806	$2,847,915
Maximum daily balance outstanding	$3,587,271	$4,160,814	$3,511,918	$3,860,671
Ending balance	$3,128,780	$2,864,032	$3,500,569	$3,562,109

	2014 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$2,462,497	$2,501,816	$2,253,127	$1,795,702
Maximum daily balance outstanding	$3,081,785	$2,815,572	$2,814,572	$2,079,090
Ending balance	$2,729,027	$2,416,047	$2,701,755	$1,886,710

The difference between the maximum and average daily amounts outstanding is primarily due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $5.4 billion at December 31, 2016.

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

As of December 31, 2016, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

•	In the case of PLS, liquidity equal to the greater of $1.0 million or 0.10% (10 basis points) of its outstanding Ginnie Mae single-family securities.
•	In the case of PLS, net worth equal to $2.5 million plus 0.35% (35 basis points) of its outstanding Ginnie Mae single-family obligations.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of December 31, 2016, we have not entered into any off-balance-sheet arrangements or guarantees of off-balance-sheet obligations.

Contractual Obligations

As of December 31, 2016, we had contractual obligations aggregating $6.5 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,420,468	$1,420,468	$—	$—	$—
Assets sold under agreements to repurchase	3,784,685	3,784,685	—	—	—
Mortgage loan participation and sale agreements	25,917	25,917	—	—	—
Notes payable	275,106	275,106	—	—	—
Exchangeable Notes	250,000	—	—	250,000	—
Asset-backed financing of a VIE	353,898	—	—	—	353,898
Finances payable to PFSI	150,000	150,000	—	—	—
Interest-only security payable at fair value	4,114	—	—	—	4,114
Interest expense on long term debt	244,235	26,112	51,340	29,926	136,857
Total	$6,508,423	$5,682,288	$51,340	$279,926	$494,869

All debt financing arrangements that matured between December 31, 2016 and the date of this Report have been renewed or extended.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of December 31, 2016:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$249,493
JPMorgan Chase & Co.	195,287
Credit Suisse First Boston Mortgage Capital LLC	149,984
Bank of America, N.A.	72,413
BNP Paribas Corporate & Institutional Banking	19,498
Barclays Bank PLC	4,590
Daiwa Capital Markets America Inc.	8,218
Morgan Stanley Bank, N.A.	6,622
Wells Fargo, N.A.	7,116
Royal Bank of Canada	2,590
$715,811

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

The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of annualized return on our “equity.” For the purpose of determining the amount of the performance incentive fee, “net income” is defined as net income or loss computed in accordance with GAAP and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges determined after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. For this purpose, “equity” is the weighted average of the issue price per common share of all of our public offerings of common shares, multiplied by the weighted average number of common shares outstanding (including restricted share units issued under our equity incentive plans) in the four-quarter period.

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

In addition, the Operating Partnership is required to pay our and our subsidiaries’ pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for our and our subsidiaries’ operations. These expenses will be allocated based on the ratio of our and our subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end.

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

We may terminate the management agreement without the payment of any termination fee under certain circumstances, including, among other circumstances, uncured material breaches by our Manager of the management agreement, upon a change in control of our Manager (defined to include a 50% change in the shareholding of our Manager in a single transaction or related series of transactions or Mr. Stanford L. Kurland’s failure to continue as chief executive officer of our Manager to the extent his suitable replacement (in our discretion) has not been retained by PCM within six months thereof) or upon the termination of our MBS agreement, our MSR recapture agreement or our servicing agreement by PLS without cause. On December 13, 2016, PFSI and our Manager announced that David A. Spector would succeed Mr. Kurland as their Chief Executive Officer, effective as of January 1, 2017, and that Mr. Kurland would continue to serve in a new capacity as their Executive Chairman. We have determined that Mr. Spector, who previously served as our Executive Managing Director, President and Chief Operating Officer, was a suitable replacement for Mr. Kurland. Accordingly, on December 13, 2016, we also announced changes to the roles of Mr. Spector and Mr. Kurland, electing Mr. Spector as our President and Chief Executive Officer and Mr. Kurland as our Executive Chairman, effective as of January 1, 2017.

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

PLS is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events.  These fees range from 0.50% for a streamline modification to 1.50% for a liquidation and $500 for a deed-in-lieu of foreclosure.  PLS is not entitled to earn more than one liquidation fee, re-performance fee or modification fee per loan in any 18-month period.

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

Mortgage Banking Services Agreement. Pursuant to a mortgage banking services agreement (the “MBS agreement”), PLS provides us with certain mortgage banking services, including fulfillment and disposition-related services, with respect to loans acquired by us from correspondent sellers.

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

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we acquired from PLS the rights to receive certain ESS arising from MSRs acquired by PLS from banks and other third-party financial institutions. PLS was generally required to service or subservice the related mortgage loans for the applicable agency or investor. We only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs. The terms of each transaction under the 2/1/13 Spread Acquisition Agreement were subject to the specific terms thereof, as modified and supplemented by the terms of a confirmation executed in connection with such transaction.

To the extent PLS refinanced any of the mortgage loans relating to the ESS we acquired, the 2/1/13 Spread Acquisition Agreement contained recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month was less than $200,000, PLS was, at its option, permitted to wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

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

On December 19, 2016, we amended and restated a third master spread acquisition and MSR servicing agreement with PLS (the “12/19/16 Spread Acquisition Agreement”). The terms of the 12/19/16 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that we only intend to purchase ESS relating to Ginnie Mae MSRs under the 12/19/16 Spread Acquisition Agreement. Pursuant to the 12/19/16 Spread Acquisition Agreement, we may acquire from PLS, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by us in connection with the parties’ participation in the GNMA MSR Facility (as defined below).

To the extent PLS refinances any of the mortgage loans relating to the ESS we have acquired, the 12/19/16 Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 12/19/16 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 12/19/16 Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to us in an amount equal to such fair market value in lieu of transferring such ESS.

Master Repurchase Agreement with the Issuer Trust.

On December 19, 2016, we entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which we may borrow from PLS for the purpose of financing our participation certificates representing beneficial ownership in ESS. PLS then re-pledges such participation certificates to the PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

The principal amount paid by PLS for the participation certificates under the PMH Repurchase Agreement is based upon a percentage of the market value of the underlying ESS. Upon PMH’s repurchase of the participation certificates, PMH is required to repay PLS the principal amount relating thereto plus accrued interest (at a rate reflective of the current market and consistent with the weighted average note rate of the VFN and any outstanding Term Notes) to the date of such repurchase. PLS is then required to repay the Issuer Trust the corresponding amount under the PC Repurchase Agreement.

As a condition to our entry into the 12/19/16 Spread Acquisition Agreement and our participation in the GNMA MSR Facility, we were also required to enter into a subordination, acknowledgement and pledge agreement (the “Subordination Agreement”). Under the terms of the Subordination Agreement, we pledged to the Issuer Trust our rights under the 12/19/16 Spread Acquisition Agreement and our interest in any ESS purchased thereunder.

The Subordination Agreement contains representations, warranties and covenants by us that are substantially similar to those contained in our other financing arrangements. To the extent there exists an event of default under the PC Repurchase Agreement or a “trigger event” (as defined in the Subordination Agreement), the Issuer Trust would be entitled to liquidate any and all of the collateral securing the PC Repurchase Agreement, including the ESS subject to the PMH Repurchase Agreement.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of mortgage loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated mortgage loans. Our other market-risk assets are comprised of distressed mortgage nonperforming loans, MSRs and MBS. We believe that the fair values of MSRs and MBS also respond primarily to changes in the market interest rates for comparable mortgage loans. We believe that the fair values of our investment in distressed mortgage loans respond primarily to changes in the fair value of the real estate securing such loans.

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

Fair Value Risk

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2016, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$912,545	$897,786	$884,205	$841,040	$814,136	$758,768
Change in fair value:
$	$47,484	$32,726	$16,144	$(24,020)	$(50,924)	$(106,292)
%	5.5%	3.8%	2.2%	(2.8)%	(5.9)%	(12.3)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of December 31, 2016, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	1,219,611	1,261,996	1,300,173	1,365,140	1,392,319	1,416,267
Change in fair value:
$	$(114,937)	$(72,553)	$(34,376)	$30,591	$57,771	$81,718
%	(8.6)%	(5.4)%	(2.6)%	2.3%	4.3%	6.1%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of December 31, 2016, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$473,849	$473,757	$473,530	$472,988	$472,485	$471,969
Change in fair value:
$	$566	$474	$247	$(295)	$(798)	$(1,314)
%	0.1%	0.1%	0.1%	(0.1)%	(0.2)%	(0.3)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$669,651	$647,316	$636,663	$616,316	$606,596	$588,004
Change in fair value:
$	$43,317	$20,982	$10,329	$(10,018)	$(19,738)	$(38,330)
%	6.9%	3.3%	1.6%	(1.6)%	(3.2)%	(6.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$667,338	$646,149	$636,079	$616,898	$607,756	$590,297
Change in fair value:
$	$41,004	$19,815	$9,745	$(9,436)	$(18,578)	$(36,037)
%	6.5%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$644,934	$635,634	$630,984	$621,684	$617,034	$607,734
Change in fair value:
$	$18,600	$9,300	$4,650	$(4,650)	$(9,300)	$(18,600)
%	3.0%	1.5%	0.7%	(0.7)%	(1.5)%	(3.0)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of December 31, 2016, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$68,342	$66,165	$65,126	$63,140	$62,190	$60,370
Change in fair value:
$	$4,223	$2,047	$1,008	$(979)	$(1,929)	$(3,748)
%	6.6%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$70,253	$67,054	$65,555	$62,739	$61,414	$58,916
Change in fair value:
$	$6,135	$2,936	$1,437	$(1,379)	$(2,704)	$(5,202)
%	9.6%	4.6%	2.2%	(2.2)%	(4.2)%	(8.1)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$66,339	$65,228	$64,673	$63,563	$63,008	$61,898
Change in fair value:
$	$2,220	$1,110	$555	$(555)	$(1,110)	$(2,220)
%	3.5%	1.7%	0.9%	(0.9)%	(1.7)%	(3.5)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of December 31, 2016, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$300,198	$294,323	$291,469	$285,921	$283,224	$277,978
Change in fair value:
$	$11,529	$5,654	$2,800	$(2,748)	$(5,445)	$(10,691)
%	4.0%	2.0%	1.0%	(1.0)%	(1.9)%	(3.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$317,099	$302,270	$295,325	$282,283	$276,153	$264,601
Change in fair value:
$	$28,430	$13,602	$6,657	$(6,386)	$(12,516)	$(24,067)
%	9.8%	4.7%	2.3%	(2.2)%	(4.3)%	(8.3)%

Accounting Developments

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

•

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

•

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

•

In May 2016, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments to this update clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

We are currently evaluating the pending adoption of ASU 2014-09 and its impact on its consolidated financial statements and have not yet identified which transition method will be applied upon adoption.

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. We do not believe the adoption of ASU 2016-01 will have a significant effect on our consolidated financial statements.

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

•

Changes the tax withholding requirements for share-based payment awards to qualify for equity accounting. The threshold to qualify for equity classification permits withholding up to the maximum statutory tax rates in the applicable jurisdictions. Under current GAAP, for an award to qualify for equity classification, an entity cannot partially settle the award in cash in excess of the employer’s minimum statutory withholding requirements.

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

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. We do not believe that the adoption of ASU 2016-09 will have a significant effect on our consolidated financial statements.

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

In response to this Item 7A, the information set forth on pages 95 through 98 is incorporated herein by reference.

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) . Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (“the Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 27, 2017 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2017

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2017, which is within 120 days after the end of fiscal year 2016.

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

10.35

Amendment Number Twenty-Three to Master Repurchase Agreement, dated as of October 20, 2016, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.36	Amendment Number Twenty-Four to Master Repurchase Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A.

10.37	Amendment Number Twenty-Five to Master Repurchase Agreement, dated as of February 2, 2017, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC and Citibank, N.A.

10.38

Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

Exhibit Number	Exhibit Description

10.39

Amended and Restated Master Repurchase Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 6, 2016).

10.40

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of August 4, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.41

Amendment No. 2 to Amended and Restated Master Repurchase Agreement, dated as of September 9, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

10.42

Amendment No. 3 to Amended and Restated Master Repurchase Agreement, dated as of December 22, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Holdings, LLC, PennyMac Corp, PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

10.43

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

10.45

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of December 22, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

10.46

Master Repurchase Agreement, dated as of May 24, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.47

Amendment Number One to the Master Repurchase Agreement, dated as of October 15, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on October 16, 2012).

10.48

Amendment Number Two to the Master Repurchase Agreement, dated as of November 13, 2012, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.62 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.49

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

10.51

Amendment Number Five to the Master Repurchase Agreement, dated as of June 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.52

Amendment Number Six to the Master Repurchase Agreement, dated as of July 25, 2013, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on July 31, 2013).

Exhibit Number	Exhibit Description

10.53

Amendment Number Seven to the Master Repurchase Agreement, dated as of February 5, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.54

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

10.56

Amendment Number Ten to the Master Repurchase Agreement, dated as of September 8, 2014, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014).

10.57

Amendment Number Eleven to the Master Repurchase Agreement, dated as of July 6, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.89 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.58

Amendment Number Twelve to the Master Repurchase Agreement, dated as of September 7, 2015, among Citibank, N.A., PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.59

Amendment Number Thirteen to Master Repurchase Agreement, dated as of October 22, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 28, 2015).

10.60

Amendment Number Fourteen to Master Repurchase Agreement, dated as of December 2, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.106 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.61

Amendment Number Fifteen to Master Repurchase Agreement, dated as of July 25, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.59 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.62

Amendment Number Sixteen to Master Repurchase Agreement, dated as of October 20, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.57 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.63	Amendment Number Seventeen to Master Repurchase Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.

10.64	Amendment Number Eighteen to Master Repurchase Agreement, dated as of February 2, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Citibank, N.A.

10.65

Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.66

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.67

Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.68

Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

Exhibit Number	Exhibit Description

10.69

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

10.72

Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.73

Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.74

Amendment Number Eight to the Master Repurchase Agreement, dated as of August 26, 2016, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.75

Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.76

Loan and Security Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.77

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.159 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.78

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.173 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.79

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

10.82

Amendment No. 6 to Loan and Security Agreement, dated as of September 26, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.83

Amended and Restated Guaranty, dated as of November 10, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.177 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

Exhibit Number	Exhibit Description

10.84

Second Amended and Restated Security and Subordination Agreement, dated as of November 10, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.145 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.85

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.86

Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015).

10.87

Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.88

Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.89

Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.90

Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.91

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

10.93

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.94

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.95

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

10.97

Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.98

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.99

Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.100

Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.101

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.159 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.102

Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.164 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.103

Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.104

Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.105

Amendment No. 1 to Master Repurchase Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.133 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.106

Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.168 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.107

Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.108

Master Repurchase Agreement, dated as of January 27, 2015, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1, TRS REO Trust 1-A, and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.109

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

10.110

Guaranty, dated as of January 27, 2015, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on February 2, 2015).

10.111

Amended and Restated Loan and Security Agreement, dated as of September 15, 2016, between PennyMac Corp., PennyMac Holdings, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.112

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of October 20, 2016, between PennyMac Corp., PennyMac Holdings, LLC, and Citibank, N.A. (incorporated by reference to Exhibit 10.104 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016)

10.113	Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of December 2, 2016, between PennyMac Corp., PennyMac Holdings, LLC, and Citibank, N.A.

10.114	Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of February 2, 2017, between PennyMac Corp., PennyMac Holdings, LLC, and Citibank, N.A.

10.115

Amended and Restated Guaranty Agreement, dated as of September 15, 2016, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.116

Master Repurchase Agreement, dated as of October 14, 2016, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.117

Guaranty, dated as of October 14, 2016, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.118

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

10.122

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

10.124

Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.155 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.125

Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

Exhibit Number	Exhibit Description

10.126

Amendment Number One to Master Repurchase Agreement, dated as of August 31, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.127

Amendment Number Two to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.118 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.128	Amendment Number Three to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.

10.129

Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.130

Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.120 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.131	Amendment Number Two to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.

10.132

Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.133

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of August 31, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.134

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of December 2, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.135

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of January 30, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.136

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.127 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.137

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

10.138

Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

21.1	Subsidiaries of PennyMac Mortgage Investment Trust.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit Description

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Income for the years ended December 31, 2016 and 2015, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2016 and 2015, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015, and (v) the Notes to the Consolidated Financial Statements.

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

†	Indicates management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust

3043 Townsgate Rd

Westlake Village, CA 91361

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PennyMac Mortgage Investment Trust and subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

February 27, 2017

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
	(in thousands, except share amounts)
ASSETS
Cash	$34,476	$58,108
Short-term investments	122,088	41,865
Mortgage-backed securities at fair (includes $863,802 and $322,473 pledged to creditors, respectively)	865,061	322,473
Mortgage loans acquired for sale at fair value (includes $1,653,748 and $1,268,455 pledged to creditors, respectively)	1,673,112	1,283,795
Mortgage loans at fair value (includes $1,712,190 and $2,201,513 pledged to creditors, respectively)	1,721,741	2,555,788
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure note payable to PennyMac Financial Services, Inc.	288,669	412,425
Derivative assets (includes $9,078 pledged to creditors at December 31, 2016)	33,709	10,085
Real estate acquired in settlement of loans (includes $215,713 and $283,343 pledged to creditors, respectively)	274,069	341,846
Real estate held for investment	29,324	8,796
Mortgage servicing rights pledged to creditors (includes $64,136 and $66,584 carried at fair value, respectively)	656,567	459,741
Servicing advances	76,950	88,010
Deposits securing credit risk transfer agreements (includes $414,610 pledged to creditors at December 31, 2016)	450,059	147,000
Due from PennyMac Financial Services, Inc.	7,091	8,806
Other	124,586	88,186
Total assets	$6,357,502	$5,826,924
LIABILITIES
Assets sold under agreements to repurchase	$3,784,001	$3,128,780
Mortgage loan participation and sale agreements	25,917	—
Notes payable	275,106	236,015
Exchangeable senior notes	246,089	245,054
Asset-backed financing of a variable interest entity at fair value	353,898	247,690
Financings payable to PennyMac Financial Services, Inc.	150,000	150,000
Interest-only security payable at fair value	4,114	—
Federal Home Loan Bank advances	—	183,000
Derivative liabilities	9,573	3,157
Accounts payable and accrued liabilities	107,758	64,474
Due to PennyMac Financial Services, Inc.	16,416	18,965
Income taxes payable	18,166	33,505
Liability for losses under representations and warranties	15,350	20,171
Total liabilities	5,006,388	4,330,811
SHAREHOLDERS’ EQUITY
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 66,697,286 and 73,767,435 common shares	667	738
Additional paid-in capital	1,377,171	1,469,722
(Accumulated deficit) retained earnings	(26,724)	25,653
Total shareholders’ equity	1,351,114	1,496,113
Total liabilities and shareholders’ equity	$6,357,502	$5,826,924

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2016	2015
	(in thousands)
ASSETS
Mortgage loans at fair value	$367,169	$455,394
Derivative assets	15,610	593
Deposits securing credit risk transfer agreements	450,059	147,000
Other—interest receivable	1,058	1,447
	$833,896	$604,434
LIABILITIES
Asset-backed financing at fair value	$353,898	$247,690
Interest-only security payable at fair value	4,114	—
Accounts payable and accrued liabilities—interest payable	1,058	724
	$359,070	$248,414

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Net investment income
Net gain on mortgage loans acquired for sale:
From nonaffiliates	$97,218	$43,441	$31,395
From PennyMac Financial Services, Inc.	9,224	7,575	4,252
	106,442	51,016	35,647
Mortgage loan origination fees	41,993	28,702	18,184
Interest income:
From nonaffiliates	199,521	175,980	159,056
From PennyMac Financial Services, Inc.	22,601	25,365	13,292
	222,122	201,345	172,348
Interest expense:
To nonaffiliates	141,938	121,365	85,589
To PennyMac Financial Services, Inc.	7,830	3,343	—
	149,768	124,708	85,589
Net interest income	72,354	76,637	86,759
Net mortgage loan servicing fees:
From nonaffiliates	53,216	48,532	37,884
From PennyMac Financial Services, Inc.	1,573	787	9
	54,789	49,319	37,893
Net gain on investments:
From nonaffiliates	24,569	50,746	222,643
From PennyMac Financial Services, Inc.	(17,394)	3,239	(20,834)
	7,175	53,985	201,809
Results of real estate acquired in settlement of loans	(19,118)	(19,177)	(32,451)
Other	8,453	8,283	8,900
Net investment income	272,088	248,765	356,741
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	86,465	58,607	48,719
Mortgage loan servicing fees	50,615	46,423	52,522
Management fees	20,657	24,194	35,035
Mortgage loan collection and liquidation	13,436	10,408	6,892
Mortgage loan origination	7,108	4,686	2,638
Compensation	7,000	7,366	8,328
Professional services	6,819	7,306	8,380
Other	18,225	16,471	14,763
Total expenses	210,325	175,461	177,277
Income before benefit from income taxes	61,763	73,304	179,464
Benefit from income taxes	(14,047)	(16,796)	(15,080)
Net income	$75,810	$90,100	$194,544
Earnings per share
Basic	$1.09	$1.19	$2.62
Diluted	$1.08	$1.16	$2.47
Weighted-average common shares outstanding
Basic	68,642	74,446	73,495
Diluted	77,109	83,336	82,211

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common shares			Retained
	Number		Additional	earnings
	of	Par	paid-in	(accumulated
	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2013	70,458	$705	$1,384,468	$81,941	$1,467,114
Net income	—	—	—	194,544	194,544
Share-based compensation	235	2	5,750	—	5,752
Common share dividends, $2.40 per share	—	—	—	(178,757)	(178,757)
Issuance of common shares	3,817	38	90,551	—	90,589
Underwriting and offering costs	—	—	(1,070)	—	(1,070)
Balance at December 31, 2014	74,510	745	1,479,699	97,728	1,578,172
Net income	—	—	—	90,100	90,100
Share-based compensation	302	3	6,343	—	6,346
Common share dividends, $2.16 per share	—	—	—	(162,175)	(162,175)
Issuance of common shares	—	—	8	—	8
Repurchase of common shares	(1,045)	(10)	(16,328)	—	(16,338)
Balance at December 31, 2015	73,767	738	1,469,722	25,653	1,496,113
Net income	—	—	—	75,810	75,810
Share-based compensation	298	3	5,745	—	5,748
Common share dividends, $1.88 per share	—	—	—	(128,187)	(128,187)
Repurchase of common shares	(7,368)	(74)	(98,296)	—	(98,370)
Balance at December 31, 2016	66,697	$667	$1,377,171	$(26,724)	$1,351,114

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from operating activities
Net income	$75,810	$90,100	$194,544
Adjustments to reconcile net income to net cash used by operating activities:
Net gain on mortgage loans acquired for sale	(106,442)	(51,016)	(35,647)
Accrual of unearned discounts and amortization of premiums on mortgage- backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	1,766	(719)	(1,588)
Capitalization of interest on mortgage loans at fair value	(84,820)	(57,754)	(66,850)
Capitalization of interest on excess servicing spread	(22,601)	(25,365)	(13,292)
Amortization of debt issuance costs	13,152	11,587	9,763
Change in fair value, amortization and impairment of mortgage servicing rights	78,628	53,615	42,124
Reversal of costs related to forward purchase agreements	—	—	(168)
Net gain on investments	(7,175)	(53,985)	(201,809)
Results of real estate acquired in settlement of loans	19,118	19,177	32,451
Share-based compensation expense	5,748	6,346	5,752
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(66,112,316)	(46,423,734)	(28,381,456)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(21,541)	(28,445)	(8,082)
Repurchase of mortgage loans subject to representation and warranties	(11,380)	(17,782)	1,747
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	23,525,952	14,206,816	11,703,015
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	42,051,505	31,490,920	16,431,338
Decrease (increase) in servicing advances	4,672	(30,255)	(40,084)
Decrease (increase) in due from PennyMac Financial Services, Inc.	1,640	(1,863)	(127)
Increase in other assets	(62,028)	(36,161)	(24,910)
Increase (decrease) in accounts payable and accrued liabilities	46,657	7,984	(6,361)
(Decrease) Increase in due to PennyMac Financial Services, Inc.	(2,549)	(4,742)	2,122
Decrease in income taxes payable	(15,339)	(17,912)	(8,518)
Net cash used in operating activities	(621,543)	(863,188)	(366,036)
Cash flows from investing activities
Net (increase) decrease in short-term investments	(80,223)	98,035	(47,502)
Purchase of mortgage-backed securities at fair value	(765,467)	(84,828)	(185,972)
Sale and repayment of mortgage-backed securities at fair value	206,508	64,459	86,783
Purchase of mortgage loans at fair value	—	(241,981)	(554,604)
Sale and repayment of mortgage loans at fair value	712,975	279,683	598,339
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	891	1,466	—
Repayment of mortgage loans under forward purchase agreements at fair value	—	—	6,413
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	—	(271,554)	(95,892)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	69,992	78,578	39,257
Settlement of excess servicing spread by PennyMac Financial Services, Inc.	59,045	—	—
Net settlement of derivative financial instruments	(7,216)	(6,809)	(10,436)
Purchase of real estate acquired in settlement of loans	—	—	(3,049)
Sale of real estate acquired in settlement of loans	234,684	240,833	184,467
Sale of real estate acquired in settlement of loans under forward purchase agreements	—	—	5,365
Purchase of mortgage servicing rights	(2,739)	(2,335)	—
Sale of mortgage servicing rights	106	752	474
Deposit of cash securing credit risk transfer agreements	(306,507)	(147,446)	—
Distribution from credit risk transfer agreements	24,746	1,831	—
Decrease in margin deposits and restricted cash	40,062	8,148	4,329
Purchase of Federal Home Loan Bank capital stock	(225)	(7,691)	—
Redemption of Federal Home Loan Bank capital stock	7,320	361	—
Net cash provided by investing activities	193,952	11,502	27,972

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	70,684,674	50,133,359	31,873,913
Repurchase of assets sold under agreements to repurchase	(70,030,317)	(49,733,160)	(31,183,387)
Sale of mortgage loan participation certificates	6,579,706	5,009,065	4,246,892
Repayment of mortgage loan participation certificates	(6,553,789)	(5,029,301)	(4,226,656)
Advance under notes payable	129,812	394,242	—
Repayment under notes payable	(90,812)	(158,343)	—
Issuance of asset-backed financing of a variable interest entity at fair value	182,400	110,482	—
Repayment of asset-backed financing of a variable interest entity at fair value	(73,624)	(24,951)	(8,571)
Federal Home Loan Bank advances	28,000	760,484	—
Repayment of Federal Home Loan Bank advances	(211,000)	(577,484)	—
Advance under financings payable to PennyMac Financial Services, Inc.	—	168,546	—
Repayment under financings payable to PennyMac Financial Services, Inc.	—	(18,546)	—
Issuance of credit risk transfer financing	—	1,204,187	—
Repayment of credit risk transfer financing	—	(1,204,187)	—
Repayment of borrowings under forward purchase agreements	—	—	(227,866)
Payment of debt issuance costs	(11,161)	(10,928)	—
Issuance of common shares	—	8	90,589
Repurchase of common shares	(98,370)	(16,338)	—
Payment of common share underwriting and offering costs	—	—	(1,070)
Payment of contingent underwriting fees payable	—	(705)	(2,372)
Payment of dividends	(131,560)	(173,022)	(174,433)
Net cash provided by financing activities	403,959	833,408	387,039
Net (decrease) increase in cash	(23,632)	(18,278)	48,975
Cash at beginning of year	58,108	76,386	27,411
Cash at end of year	$34,476	$58,108	$76,386

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

The Company operates in two segments, correspondent production and investment activities:

•

The investment activities segment represents the Company’s investments in mortgage-related assets, which include distressed mortgage loans, excess servicing spread (“ESS”), credit risk transfer agreements (“CRT Agreements”), real estate acquired in settlement of loans (“REO”), real estate held for investment, mortgage servicing rights (“MSRs”), mortgage-backed securities (“MBS”); and small balance commercial real estate loans.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of MBS using the services of PNMAC Capital Management, LLC (“PCM” or the “Manager”) and PennyMac Loan Services, LLC (“PLS”), both indirect controlled subsidiaries of PennyMac Financial Services, Inc. (“PFSI”).

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

Note 2—Concentration of Risks

As discussed in Note 1— Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, a substantial portion of which were distressed at acquisition. The mortgage loans at fair value not acquired for sale or held in a variable interest entity (“VIE”) are generally purchased at discounts reflecting their distressed state or perceived higher risk of default, as well as a greater likelihood of collateral documentation deficiencies.

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

A substantial portion of the distressed mortgage loans and REO purchased by the Company in prior years has been acquired from or through one or more subsidiaries of Citigroup Inc., as presented in the following summary:

	December 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans at fair value	$519,698	$855,691
REO	49,048	88,088
	$568,746	$943,779
Total carrying value of distressed mortgage loans at fair value and REO	$1,628,641	$2,442,240

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

Consolidation

The consolidated financial statements include the accounts of PMT and all wholly-owned subsidiaries. PMT has no significant equity method or cost-basis investments. Intercompany accounts and transactions have been eliminated upon consolidation. The Company also consolidates assets and liabilities included in a securitization transaction, and CRT Agreements as discussed below.

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

SPEs are generally Variable Interest Entities (“VIEs”). A VIE is an entity having either a total equity investment at risk that is insufficient to finance its activities without additional subordinated financial support or whose equity investors at risk lack the ability to control the entity’s activities. Variable interests are investments or other interests that will absorb portions of a VIE’s expected losses or receive portions of the VIE’s expected residual returns. Expected residual returns represent the expected positive variability in the fair value of a VIE’s net assets.

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

The Company evaluates the securitization trust into which mortgage loans are transferred to determine whether the entity is a VIE and whether the Company is the primary beneficiary and therefore is required to consolidate the securitization trust.

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in unpaid principal balance (“UPB”) of certificates backed by fixed-rate prime jumbo mortgage loans at a 3.9% weighted yield. The VIE is consolidated by the Company as the Manager determined that PMT is the primary beneficiary of the VIE. The Manager concluded that PMT is the primary beneficiary of the VIE as it has the power, through its affiliate, PLS, in its role as servicer of the mortgage loans, to direct the activities of the trust that most significantly impact the trust’s economic performance. Further, the retained subordinated and residual interest trust certificates expose the Company to losses and returns that could potentially be significant to the VIE.

The asset-backed securities issued by the consolidated VIE are backed by the expected cash flows from the underlying fixed-rate prime jumbo mortgage loans. Cash inflows from these fixed-rate prime jumbo mortgage loans are distributed to investors and service providers in accordance with the contractual priority of payments and, as such, most of these inflows must be directed first to service and repay the senior certificates. After the senior certificates are settled, substantially all cash inflows will be directed to the subordinated certificates until fully repaid and, thereafter, to the residual interest in the trust that the Company owns.

The Company retains beneficial interests in the securitization transaction, including subordinated certificates and residual interests issued by the VIE. The Company retains credit risk in the securitization because the Company’s beneficial interests include the most subordinated interests in the securitized assets, which are the first to absorb credit losses on those assets. The Manager expects that any credit losses in the pools of securitized assets will likely be limited to the Company’s subordinated and residual interests. The Company has no obligation to repurchase or replace securitized assets that subsequently become delinquent or are otherwise in default other than pursuant to breaches of representations and warranties.

For financial reporting purposes, the mortgage loans owned by the consolidated VIE are included in Mortgage loans at fair value on the Company’s consolidated balance sheets and are also shown under a separate statement following the Company’s consolidated balance sheets. The securities issued to third parties by the consolidated VIE are included in Asset-backed financing of a variable interest entity at fair value on the Company’s consolidated balance sheets. The Company recognizes the interest income earned on the mortgage loans owned by the VIE and the interest expense attributable to the asset-backed securities issued to nonaffiliates by the VIE on its consolidated income statements.

Credit Risk Transfer

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (“Recourse Obligations”) as part of the retention of an interest-only (“IO”) ownership interest in such mortgage loans.  The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment upon fulfillment of the criteria for sale recognition contained in the Transfers and Servicing topic of the ASC.

The Manager has concluded that the Company’s subsidiary trust entities are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, retained IO ownership interest and the cash pledged to fulfill the Recourse Obligations in the form of a derivative financial instrument and the pledged cash. The pledged cash represents the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on net derivatives related to CRT Agreements are included in Net gain on investments in the consolidated statements of income.

Fair Value

PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

•Level 1—Quoted prices in active markets for identical assets or liabilities.

•Level 2—Prices determined or determinable using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of the Company. These may include quoted prices for similar assets and liabilities, interest rates, prepayment speeds, credit risk and other inputs.

•Level 3—Prices determined using significant unobservable inputs. In situations where significant observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these financial statement items and their fair values. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

The Manager reclassifies its assets and liabilities between levels of the fair value hierarchy when the inputs required to establish fair value at a level of the fair value hierarchy are no longer readily available, requiring the use of lower-level inputs, or when the inputs required to establish fair value at a higher level of the hierarchy become available.

Short-Term Investments

Short-term investments are carried at fair value with changes in fair value recognized in current period income. Short-term investments represent deposit accounts. The Company categorizes its short-term investments as “Level 1” fair value assets.

Mortgage-Backed Securities

The Company invests in Agency and non-Agency MBS. Purchases and sales of MBS are recorded as of the trade date. The Company’s investments in MBS are carried at fair value with changes in fair value recognized in current period income. Changes in fair value arising from amortization of purchase premiums and accrual of unearned discounts are recognized using the interest method and are included in Interest income. Changes in fair value arising from other factors are included in Net gain (loss) on investments. The Company categorizes its investments in MBS as “Level 2” fair value assets.

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

Sale Recognition

The Company purchases from and sells mortgage loans into the secondary mortgage market without recourse for credit losses. However, the Company maintains continuing involvement with the mortgage loans in the form of servicing arrangements and the liability under the representations and warranties it makes to purchasers and insurers of the mortgage loans.

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

Interest Income Recognition

The Company has the ability but not the intent to hold mortgage loans acquired for sale, mortgage loans at fair value other than mortgage loans held in a VIE, and mortgage loans under forward purchase agreements for the foreseeable future. Therefore, interest income on mortgage loans acquired for sale, mortgage loans at fair value other than mortgage loans held in a VIE, and mortgage loans under forward purchase agreements is recognized over the life of the loans using their contractual interest rates.

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

Excess Servicing Spread

The Company has acquired the right to receive the ESS related to MSRs owned by PFSI. ESS is carried at its fair value. Changes in fair value are recognized in current period income in Net gain on investments. Because ESS is a claim to a portion of the cash flows from MSRs, its valuation process is similar to that of MSRs. The Manager uses the same discounted cash flow approach to value the ESS as it uses to value the related MSRs except that certain inputs relating to the cost to service the mortgage loans underlying the MSRs and certain ancillary income are not included as these cash flows do not accrue to the holder of the ESS. The Company categorizes ESS as a “Level 3” fair value asset.

Interest Income Recognition

Interest income for ESS is accrued using the interest method, based upon the expected yield from the ESS through the expected life of the underlying mortgages. Changes to the expected interest yield result in a change in fair value which is recorded in Interest income.

Derivative Financial Instruments

In its correspondent production activities, the Company makes contractual commitments to correspondent sellers to purchase mortgage loans at specified interest rates (“interest rate lock commitments” or “IRLCs”). These commitments are accounted for as derivative financial instruments. The Company manages the risk created by IRLCs relating to mortgage loans acquired for sale by entering into forward sale agreements to sell the resulting mortgage loans and by the purchase and sale of interest rate options and futures. Such agreements are also accounted for as derivative financial instruments. These instruments may also be used to manage the risk created by changes in interest rates on certain of the MBS and MSRs the Company holds. The Company classifies its IRLCs as “Level 3” fair value assets and liabilities and the derivative assets and liabilities it acquires to manage the risks created by IRLCs and from holding MBS, mortgage loans pending sale and MSRs as “Level 1” or “Level 2” fair value assets and liabilities.

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to mortgage loans it sells into Fannie Mae guaranteed securitizations and retains an IO ownership interest in such mortgage loans. These investments are classified as “Level 3” fair value assets.

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

Real Estate Acquired in Settlement of Loans

REO is measured at the lower of the acquisition cost of the property (as measured by purchase price in the case of purchased REO; or the fair value of the mortgage loan immediately before REO acquisition in the case of acquisition in settlement of a mortgage loan) or its fair value reduced by estimated costs to sell. The Company categorizes REO as a “Level 3” fair value asset. Changes in fair value to levels that are less than or equal to acquisition cost and gains or losses on sale of REO are recognized in the consolidated statements of income under the caption Results of real estate acquired in settlement of loans.

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

The Company recognizes MSRs initially at their fair values, either as proceeds from sales of mortgage loans where the Company assumes the obligation to service the mortgage loan in the sale transaction, or from the purchase of MSRs. The precise fair value of MSRs is difficult to determine because MSRs are not actively traded in observable stand-alone markets. Considerable judgment is required to estimate the fair values of these assets and the exercise of such judgment can significantly affect the Company’s earnings. Therefore, the Company categorizes its MSRs as “Level 3” fair value assets.

The fair value of MSRs is derived from the net positive cash flows associated with the servicing contracts. The Company receives a servicing fee of generally 0.25% annually on the remaining outstanding principal balances of conventional mortgage loans. The servicing fees are collected from the monthly payments made by the mortgagors. The Company generally receives other remuneration including rights to various mortgagor-contracted fees such as late charges and collateral reconveyance charges and the Company is generally entitled to retain any interest earned on funds held pending remittance of mortgagor principal, interest, tax and insurance payments.

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

The Company assesses MSRs accounted for using the amortization method for impairment monthly. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current-period income and the carrying value (carrying value is amortized cost reduced by a valuation allowance) of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, the Company recognizes the increase in fair value in current-period earnings and adjusts the carrying value of the MSRs through a reduction in the valuation allowance to adjust the carrying value only to the extent of the valuation allowance.

The Company stratifies its MSRs by risk characteristic when evaluating for impairment. For purposes of performing its MSR impairment evaluation, the Company stratifies its servicing portfolio on the basis of certain risk characteristics including mortgage loan type (fixed-rate or adjustable-rate) and note interest rate. Fixed-rate mortgage loans are stratified into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. Adjustable rate mortgage loans with initial interest rates of 4.5% or less are evaluated in a single pool. If the fair value of MSRs in any of the note interest rate pools is below the amortized cost of the MSRs for that pool, impairment is recognized to the extent of the difference between the fair value and the existing carrying value for that pool.

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

Servicing Advances

Servicing advances represent advances made on behalf of borrowers and the mortgage loans’ investors to fund delinquent balances for property tax and insurance premiums and out of pocket costs (e.g., preservation and restoration of mortgaged property REO, legal fees, appraisals and insurance premiums). Servicing advances are made in accordance with the Company’s servicing agreements and, when made, are deemed recoverable. The Company periodically reviews servicing advances for collectability. Servicing advances are written off when they are deemed uncollectible.

Borrowings

Borrowings, other than Asset-backed financing of a VIE at fair value, are carried at historical cost. Costs of creating the facilities underlying the agreements are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of the borrowing facility on the straight-line basis.

Asset-backed financing of a VIE at Fair Value

The certificates issued to nonaffiliates by the Company relating to the asset-backed financing are recorded as borrowings. Certificates issued to nonaffiliates have the right to receive principal and interest payments of the mortgage loans held by the consolidated VIE. Asset-backed financings of the VIE are carried at fair value. Changes in fair value are recognized in current period income as a component of Net gain on investments. The Company categorizes asset-backed financing of the VIE at fair value as a “Level 2” fair value liability.

Liability for Losses Under Representations and Warranties

The Company provides for its estimate of the losses that it expects to incur in the future as a result of its breach of the representations and warranties that it provides to the purchasers and insurers of the mortgage loans it has sold. The Company’s agreements with the Agencies and other investors include representations and warranties related to the mortgage loans the Company sells to the Agencies and other investors. The representations and warranties require adherence to Agency and other investor origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

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

The level of the liability for representations and warranties is difficult to estimate and requires considerable management judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor demand strategies, and other external conditions that may change over the lives of the underlying mortgage loans. The Company’s representations and warranties are generally not subject to stated limits of exposure. However, the Manager believes that the current unpaid principal balance of mortgage loans sold by the Company to date represents the maximum exposure to repurchases related to representations and warranties. The Manager believes the range of reasonably possible losses in relation to the recorded liability is not material to the Company’s financial condition or income.

Underwriting Commissions and Offering Costs

Underwriting commissions and offering costs incurred in connection with the Company’s share offerings are reflected as a reduction of additional paid-in capital. Contingent offering costs that are deemed by the Manager as probable of being paid are recorded as a reduction of additional paid-in capital.

Mortgage Loan Servicing Fees

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

The initial cost of restricted share units awarded is established at the Company’s closing share price on the date of the award. The Company adjusts the cost of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliates:

•

For awards to officers and trustees of the Company, compensation cost relating to restricted share units is generally fixed at the fair value of the award date. Compensation relating to performance share units is adjusted for changes in expected performance attainment in each subsequent reporting period until the units have vested or expired.

•

Compensation cost for share-based compensation awarded to employees of the Manager is adjusted to reflect changes in the fair value of awards, including changes in the Company’s share price for both restricted share units and performance share units and, in the case of performance share units, for changes in expected performance attainment in each subsequent reporting period until the award has vested or expired, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

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

The Company’s taxable REIT subsidiary is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Manager expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

A valuation allowance is established if, in the Manager’s judgment, realization of deferred tax assets is not more likely than not. The Company recognizes a tax benefit relating to tax positions it takes only if it is more likely than not that the position will be sustained upon examination by the appropriate taxing authority. A tax position that meets this standard is recognized as the largest amount that exceeds 50 percent likelihood of being realized upon settlement. The Company will classify any penalties and interest as a component of income tax expense.

As of December 31, 2016 and 2015, the Company was not under examination by any federal or state income taxing authority.

Note 4—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company’s mortgage banking services agreement provides for a fulfillment fee paid to PLS based on the type of mortgage loan that the Company acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by the Company. PLS has also agreed to provide such services exclusively for the Company’s benefit, and PLS and its affiliates are prohibited from providing such services for any other party.

Prior to September 12, 2016, the applicable fulfillment fee percentages were (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that PLS was permitted, in its sole discretion, to reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to any reimbursement that would have otherwise been due based on volumes tied to the aggregate unpaid principal balance of the mortgage loans purchased by the Company in the related month. This reduction was only credited to the reimbursement applicable to the month in which the related mortgage was funded.

Effective as of September 12, 2016, the applicable fulfillment fee percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans. The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the mortgage banking services agreement, PLS currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the Correspondent to PMT plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS. The discretionary reductions and volume reimbursements described above are no longer in effect.

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per annum per early purchase facility, and (ii) in the amount of $35 for each mortgage loan that the Company acquires.

The mortgage banking services agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Mortgage loans fulfillment fees earned by PLS	$86,465	$58,607	$48,719
Unpaid principal balance (“UPB”) of mortgage loans fulfilled by PLS	$23,188,386	$14,014,603	$11,476,448
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$11,976	$8,966	$4,676
UPB of mortgage loans sold to PLS	$39,908,163	$29,867,580	$15,579,322
Purchases of mortgage loans acquired for sale at fair value from PLS	$21,541	$28,445	$8,082
Tax service fee paid to PLS included in Other expense	$6,690	$4,390	$2,080
Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$30	$—	$—

	December 31, 2016	December 31, 2015
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$804,616	$669,288

Mortgage Loan Servicing Activities

The Company, through its Operating Partnership, has a mortgage loan servicing agreement with PLS. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the mortgage loan’s unpaid principal balance to fixed per-loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS is also entitled to market-based fees and charges including boarding and deboarding, liquidation and disposition fees, assumption, modification and origination fees and late charges relating to mortgage loans it services for the Company. The servicing agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect.

•

The base servicing fees for distressed mortgage loans are calculated based on a monthly per-loan dollar amount, with the actual dollar amount for each mortgage loan based on the delinquency, bankruptcy and/or foreclosure status of such mortgage loan or the related underlying real estate. Presently, the base servicing fees for distressed mortgage loans range from $30 per month for current mortgage loans up to $100 per month for mortgage loans where the borrower has declared bankruptcy. PLS is also entitled to certain activity-based fees for distressed mortgage loans that are charged based on the achievement of certain events.  These fees range from 0.50% for a streamline modification to 1.50% for a liquidation and $500 for a deed-in-lieu of foreclosure.  PLS is not entitled to earn more than one liquidation fee, reperformance fee or modification fee in any 18-month period.

•

The base servicing fee rate for REO is $75 per month. To the extent that the Company rents its REO under an REO rental program, the Company pays PLS an REO rental fee of $30 per month per REO, an REO property lease renewal fee of $100 per lease renewal, and a property management fee in an amount equal to PLS’ cost if property management services and/or any related software costs are outsourced to a third-party property management firm or 9% of gross rental income if PLS provides property management services directly. PLS is also entitled to retain any tenant paid application fees and late rent fees and seek reimbursement for certain third party vendor fees.

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

•

To the extent that these non-distressed mortgage loans become delinquent, PLS is entitled to an additional servicing fee per mortgage loan ranging from $10 to $55 per month and based on the delinquency, bankruptcy and foreclosure status of the mortgage loan or $75 per month if the underlying mortgaged property becomes REO. PLS is also entitled to customary ancillary income and certain market-based fees and charges, including boarding and deboarding fees, liquidation and disposition fees, assumption, modification and origination fees.

•

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company does not have any employees or infrastructure. For these services, PLS received a supplemental fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

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

The term of the servicing agreement, as amended, expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Pursuant to the terms of an MSR recapture agreement, if PLS refinances through its consumer direct lending business mortgage loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, pay cash to the Company in an amount equal to such fair value instead of transferring such MSRs.

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Mortgage loans acquired for sale at fair value:
Base	$330	$260	$103
Activity-based	733	371	149
	1,063	631	252
Mortgage loans at fair value:
Distressed mortgage loans
Base	11,078	16,123	18,953
Activity-based	18,521	12,437	19,608
	29,599	28,560	38,561
Mortgage loans held in VIE:
Base	83	125	110
Activity-based	—	—	—
	83	125	110
MSRs:
Base	19,378	16,786	13,405
Activity-based	492	321	194
	19,870	17,107	13,599
	$50,615	$46,423	$52,522
MSR recapture income recognized included in Net mortgage loan servicing fees	$1,573	$787	$9
Average investment in:
Mortgage loans acquired for sale at fair value	$1,443,587	$1,143,232	$573,256
Mortgage loans at fair value:
Distressed mortgage loans	$1,731,638	$2,231,259	$2,121,806
Mortgage loans held in a VIE	$422,122	$494,655	$533,480
Average MSR portfolio	$49,626,758	$38,450,379	$30,720,168

Management Fees

Under a management agreement, the Company pays PCM management fees as follows:

•

A base management fee that is calculated quarterly and is equal to the sum of (i) 1.5% per year of average shareholders’ equity up to $2 billion, (ii) 1.375% per year of average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of average shareholders’ equity in excess of $5 billion.

•

A performance incentive fee that is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

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

The management agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Base management	$20,657	$22,851	$23,330
Performance incentive	—	1,343	11,705
	$20,657	$24,194	$35,035

In the event of termination of the management agreement between the Company and PFSI, PFSI may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PFSI, in each case during the 24-month period before termination.

Expense Reimbursement and Amounts Payable to and Receivable from PFSI

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. With respect to the allocation of PCM’s and its affiliates personnel, from and after September 12, 2016, PCM shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

The Company is required to pay PCM and its affiliates a pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses will be allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end:

The Company reimbursed PCM and its affiliates for expenses as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$7,898	$10,742	$10,850
Expenses incurred on the Company’s (PFSI's) behalf, net	(163)	582	792
	$7,735	$11,324	$11,642
Payments and settlements during the year (1)	$143,542	$99,967	$99,987

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

The MSR recapture agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2016	December 31, 2015
	(in thousands)
Receivable from PFSI:
MSR recapture receivable	$707	$781
Other	6,384	8,025
	$7,091	$8,806
Payable to PFSI:
Servicing fees	$5,465	$3,682
Management fees	5,081	5,670
Correspondent production fees	2,371	2,729
Fulfillment fees	1,300	1,082
Allocated expenses and expenses paid by PFSI on PMT’s behalf	1,046	4,490
Conditional Reimbursement	900	900
Interest on Note payable to PFSI	253	412
	$16,416	$18,965

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

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Sale of mortgage loans at fair value for sale to PFSI	$891	$1,466	$—
ESS:
Purchases	$—	$271,554	$99,728
Received pursuant to a recapture agreement	$6,603	$6,728	$7,343
Repayments and sales	$129,037	$78,578	$39,257
Interest income	$22,601	$25,365	$13,292
Net (loss) gain included in Net gain on investments:
Valuation changes	$(23,923)	$(3,810)	$(28,662)
Recapture income	6,529	7,049	7,828
	$(17,394)	$3,239	$(20,834)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both December 31, 2016 and December 31, 2015.

Repurchase Agreement with PLS

On December 19, 2016, the Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

The principal amount paid by PLS for the participation certificates under the PMH Repurchase Agreement is based upon a percentage of the market value of the underlying ESS. Upon PMH’s repurchase of the participation certificates, PMH is required to repay PLS the principal amount relating thereto plus accrued interest (at a rate reflective of the current market and consistent with the weighted average note rate of the VFN and any outstanding Term Notes) to the date of such repurchase. PLS is then required to repay the Issuer Trust the corresponding amount under the PC Repurchase Agreement.

Note Payable to PLS

Before entering into the PMH Repurchase Agreement, PLS was a party to a repurchase agreement between it and Credit Suisse First Boston Mortgage Capital LLC (“CSFB”) (the “MSR Repo”), pursuant to which PLS financed Ginnie Mae MSRs and servicing advance receivables and pledged all of its rights and interests in any Ginnie Mae MSRs it owned to CSFB, and a separate acknowledgement agreement with respect thereto, by and among Ginnie Mae, CSFB and PLS.

In connection with the MSR Repo, the Company was party to an underlying loan and security agreement with PLS, pursuant to which the Company was able to borrow up to $150 million from PLS for the purpose of financing its investment in ESS (the “Underlying LSA”). The principal amount of the borrowings under the Underlying LSA was based upon a percentage of the market value of the ESS pledged to PLS, subject to the $150 million sublimit described above. Pursuant to the Underlying LSA, the Company granted to PLS a security interest in all of its right, title and interest in, to and under the ESS pledged to secure the borrowings, and PLS, in turn, re-pledged such ESS to CSFB under the MSR Repo. Interest accrued on the Company’s note relating to the Underlying LSA at a rate based on CSFB’s cost of funds under the MSR Repo. The underlying LSA was terminated in connection with the execution of the PMH Agreement.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Financings payable—Interest expense	$7,830	$3,343	$—
Conditional Reimbursements paid to PCM	$—	$237	$860

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

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2016	2015	2014
	(in thousands except per share amounts)
Basic earnings per share:
Net income	$75,810	$90,100	$194,544
Effect of participating securities—share-based compensation awards	(1,333)	(1,689)	(1,830)
Net income attributable to common shareholders	$74,477	$88,411	$192,714
Diluted earnings per share:
Net income attributable to common shareholders	$74,477	$88,411	$194,544
Interest on Exchangeable Notes, net of income taxes	8,719	8,468	8,456
Net income attributable to common diluted shareholders	$83,196	$96,879	$203,000
Weighted-average basic shares outstanding	68,642	74,446	73,495
Dilutive securities:
Shares issuable under share-based compensation plan	—	423	298
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467	8,418
Diluted weighted-average number of shares outstanding	77,109	83,336	82,211
Basic earnings per share	$1.09	$1.19	$2.62
Diluted earnings per share	$1.08	$1.16	$2.47

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

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Shares issuable under share-based compensation awards	701	369	371

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans, as well as UPB information at period end:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash flows:
Proceeds from sales	$23,525,952	$14,206,816	$11,703,015
Mortgage loan servicing fees received (1)	$125,961	$97,633	$70,294

(1)	Net of guarantee fees.

	December 31,
	2016	2015
	(in thousands)
UPB of mortgage loans outstanding	$56,303,664	$42,300,338
Delinquent mortgage loans:
30-89 days delinquent	$262,467	$175,599
90 or more days delinquent:
Not in foreclosure or bankruptcy	$53,200	$38,669
In foreclosure or bankruptcy	$61,537	$31,386

Consolidated VIEs

Credit Risk Transfer Agreements

Following is a summary of the CRT Agreements:

	Year ended December 31,
	2016	2015
	(in thousands)
During the year:
UPB of mortgage loans sold under CRT Agreements	$11,190,933	$4,602,507
Deposits of cash securing CRT Agreements	$306,507	$147,446
Interest earned on Deposits securing CRT Agreements	$930	$—
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$21,298	$1,831
Resulting from valuation changes	15,316	(1,238)
	36,614	593
Change in fair value of interest-only security payable at fair value	(4,114)	—
	$32,500	$593
Payments made to settle losses	$90	$—

	December 31, 2016	December 31, 2015
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$14,379,850	$4,546,265
Delinquency status (in UPB):
Current—89 days delinquent	$14,372,247	$4,546,265
90 or more days delinquent	$5,711	$—
Foreclosure	$1,892	$—
Carrying value of CRT Agreements:
Derivative assets	$15,610	$593
Deposits securing credit risk transfer agreements	$450,059	$147,000
Interest-only security payable at fair value	$4,114	$—
Commitments to fund Deposits securing credit risk transfer agreements	$92,109	$—

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company initially retained $366.8 million in fair value of such certificates. During the years ended December 31, 2015 and December 31, 2016, the Company sold $111.0 million and $208.8 million in UPB of those certificates, respectively, which reduced the fair value of the certificates retained by the Company to $8.9 million as of December 31, 2016.

Note 7—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value held in a VIE, ESS and MSRs. All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the derivatives related to CRT Agreements. As of December 31, 2016 and December 31, 2015, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	December 31, 2016			December 31, 2015
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$7,069	$—	$7,069	$4,983	$—	$4,983
CRT Agreements	15,610	—	15,610	593	—	593
	22,679	—	22,679	5,576	—	5,576
Subject to master netting arrangements:
MBS put options	1,697	—	1,697	93	—	93
MBS call options	142	—	142	—	—	—
Forward purchase contracts	30,879	—	30,879	2,444	—	2,444
Forward sale contracts	13,164	—	13,164	2,604	—	2,604
Put options on interest rate futures	2,469	—	2,469	1,512	—	1,512
Call options on interest rate futures	63	—	63	1,156	—	1,156
Netting	—	(37,384)	(37,384)	—	(3,300)	(3,300)
	48,414	(37,384)	11,030	7,809	(3,300)	4,509
	$71,093	$(37,384)	$33,709	$13,385	$(3,300)	$10,085

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2016				December 31, 2015
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT Agreements	$15,610	$—	$—	$15,610	$—	$—	$—	$—
Interest rate lock commitments	7,069	—	—	7,069	4,983	—	—	4,983
Bank of America, N.A.	1,881	—	—	1,881	—	—	—	—
RJ O’Brien & Associates, LLC	1,531	—	—	1,531	1,672	—	—	1,672
Royal Bank of Canada	1,194	—	—	1,194	400	—	—	400
Goldman Sachs	1,164	—	—	1,164	—	—	—	—
Jefferies Group LLC	967	—	—	967	541	—	—	541
Barclays Capital	855	—	—	855	796	—	—	796
Wells Fargo Bank, N.A.	638	—	—	638	99	—	—	99
Morgan Stanley Bank, N.A.	—	—	—	—	464	—	—	464
Other	2,800	—	—	2,800	1,130	—	—	1,130
	$33,709	$—	$—	$33,709	$10,085	$—	$—	$10,085

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2016			December 31, 2015
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities
Not subject to master netting arrangements:
Interest rate lock commitments	$3,292	$—	$3,292	$337	$—	$337
	3,292	—	3,292	337	—	337
Subject to master netting arrangements:
Forward purchase contracts	7,619	—	7,619	3,774	—	3,774
Forward sales contracts	17,974	—	17,974	2,680	—	2,680
Put options on interest rate futures	—	—	—	39	—	39
Call options on interest rate futures	—	—	—	305	—	305
Netting		(19,312)	(19,312)	—	(3,978)	(3,978)
	25,593	(19,312)	6,281	6,798	(3,978)	2,820
	28,885	(19,312)	9,573	7,135	(3,978)	3,157
Assets sold under agreements to repurchase:
UPB	3,784,685	—	3,784,685	3,130,328	—	3,130,328
Unamortized debt issuance costs	(684)	—	(684)	(1,548)	—	(1,548)
	3,784,001	—	3,784,001	3,128,780	—	3,128,780
	$3,812,886	$(19,312)	$3,793,574	$3,135,915	$(3,978)	$3,131,937

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

	December 31, 2016				December 31, 2015
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$3,292	$—	$—	$3,292	$337	$—	$—	$337
Credit Suisse First Boston Mortgage Capital LLC	1,181,441	(1,181,235)	—	206	893,947	(893,854)	—	93
Bank of America, N.A.	847,683	(847,683)	—	—	538,755	(538,515)	—	240
Citibank	575,092	(573,589)	—	1,503	817,089	(816,699)	—	390
JPMorgan Chase & Co.	544,009	(542,542)	—	1,467	467,427	(467,145)	—	282
Daiwa Capital Markets	177,316	(177,077)	—	239	165,480	(165,480)	—	—
Morgan Stanley Bank, N.A.	143,951	(142,055)	—	1,896	214,086	(214,086)	—	—
Wells Fargo	116,648	(116,648)	—	—	—	—	—	—
Barclays Capital	92,796	(92,796)	—	—	24,346	(24,346)	—	—
Royal Bank of Canada	63,926	(63,926)	—	—	—	—	—	—
BNP Paribas	47,785	(47,134)	—	651	10,203	(10,203)	—	—
Other	319	—	—	319	1,815	—	—	1,815
Unamortized debt issuance costs	(684)	684	—	—	(1,548)	1,548	—	—
	$3,793,574	$(3,784,001)	$—	$9,573	$3,131,937	$(3,128,780)	$—	$3,157

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$122,088	$—	$—	$122,088
Mortgage-backed securities at fair value	—	865,061	—	865,061
Mortgage loans acquired for sale at fair value	—	1,673,112	—	1,673,112
Mortgage loans at fair value	—	367,169	1,354,572	1,721,741
Excess servicing spread purchased from PFSI	—	—	288,669	288,669
Derivative assets:
Interest rate lock commitments	—	—	7,069	7,069
CRT Agreements	—	—	15,610	15,610
MBS put options	—	1,697	—	1,697
MBS call options		142	—	142
Forward purchase contracts	—	30,879	—	30,879
Forward sales contracts	—	13,164	—	13,164
Put options on interest rate futures	2,469	—	—	2,469
Call options on interest rate futures	63	—	—	63
Total derivative assets before netting	2,532	45,882	22,679	71,093
Netting	—	—	—	(37,384)
Total derivative assets after netting	2,532	45,882	22,679	33,709
Mortgage servicing rights at fair value	—	—	64,136	64,136
	$124,620	$2,951,224	$1,730,056	$4,768,516
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$353,898	$—	$353,898
Interest-only security payable at fair value	—	—	4,114	4,114
Derivative liabilities:
Interest rate lock commitments	—	—	3,292	3,292
Forward purchase contracts	—	7,619	—	7,619
Forward sales contracts	—	17,974	—	17,974
Put options on interest rate futures	—	—	—	—
Total derivative liabilities before netting	—	25,593	3,292	28,885
Netting	—	—	—	(19,312)
Total derivative liabilities after netting	—	25,593	3,292	9,573
	$—	$379,491	$7,406	$367,585

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$41,865	$—	$—	$41,865
Mortgage-backed securities at fair value	—	322,473	—	322,473
Mortgage loans acquired for sale at fair value	—	1,283,795	—	1,283,795
Mortgage loans at fair value	—	455,394	2,100,394	2,555,788
Excess servicing spread purchased from PFSI	—	—	412,425	412,425
Derivative assets:
Interest rate lock commitments	—	—	4,983	4,983
CRT Agreements	—	—	593	593
MBS put options	—	93	—	93
Forward purchase contracts	—	2,444	—	2,444
Forward sales contracts	—	2,604	—	2,604
Put options on interest rate futures	1,512	—	—	1,512
Call options on interest rate futures	1,156	—	—	1,156
Total derivative assets	2,668	5,141	5,576	13,385
Netting	—	—	—	(3,300)
Total derivative assets after netting	2,668	5,141	5,576	10,085
Mortgage servicing rights at fair value	—	—	66,584	66,584
	$44,533	$2,066,803	$2,584,979	$4,693,015
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$247,690	$—	$247,690
Derivative liabilities:
Interest rate lock commitments	—	—	337	337
Forward purchase contracts	—	3,774	—	3,774
Forward sales contracts	—	2,680	—	2,680
Put options on interest rate futures	39	—	—	39
Call options on interest rate futures	305	—	—	305
Total derivative liabilities	344	6,454	337	7,135
Netting	—	—	—	(3,978)
Total derivative liabilities after netting	344	6,454	337	3,157
	$44,877	$2,320,947	$2,585,316	$4,943,862

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Year ended December 31, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements (1)	rights	Total
	(in thousands)
Assets
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Purchases and issuances	—	—	71,892	—	2,739	74,631
Repayments and sales	(626,095)	(129,037)	—	—	—	(755,132)
Capitalization of interest	84,820	22,601	—	—	—	107,421
ESS received pursuant to a recapture agreement with PFSI	—	6,603	—	—	—	6,603
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	7,337	7,337
Proceeds from CRT Agreements	—	—	—	(21,298)	—	(21,298)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	26,910	—	—	—	—	26,910
Other factors	(30,414)	(23,923)	15,944	36,315	(12,524)	(14,602)
	(3,504)	(23,923)	15,944	36,315	(12,524)	12,308
Transfers of mortgage loans to REO and real estate held for investment	(201,043)	—	—	—	—	(201,043)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(88,705)	—	—	(88,705)
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Changes in fair value recognized during the period relating to assets still held at December 31, 2016	$(15,877)	$(16,713)	$3,777	$15,610	$(12,524)	$(25,727)

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” fair value asset and liability positions are shown net.

Year ended December 31, 2016
Interest-only
security
payable
(in thousands)
Liability:
Balance, December 31, 2015	$—
Purchases and issuances	—
Repayments and sales	—
Capitalization of interest	—
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	4,114
4,114
Balance, December 31, 2016	$4,114
Changes in fair value recognized during the period relating to assets still held at December 31, 2016	$4,114

	Year ended December 31, 2015
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$—	$57,358	$2,453,768
Purchases and issuances	241,981	271,554	—	—	2,335	515,870
Repayments and sales	(218,585)	(78,578)	—	—	—	(297,163)
Capitalization of interest	57,754	25,365	—	—	—	83,119
ESS received pursuant to a recapture agreement with PFSI	—	6,728	—	—	—	6,728
Interest rate lock commitments issued, net	—	—	50,536	—	—	50,536
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	13,963	13,963
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	42,267	—	—	—	—	42,267
Other factors	38,866	(3,810)	(12,811)	593	(7,072)	15,766
	81,133	(3,810)	(12,811)	593	(7,072)	58,033
Transfers of mortgage loans to REO	(285,331)	—	—	—	—	(285,331)
Transfers of mortgage loans at fair value from “Level 2” to “Level 3” (2)	23,859	—	—	—	—	23,859
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(38,740)	—	—	(38,740)
Balance, September 30, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Changes in fair value recognized during the period relating to assets still held at December 31, 2015	$77,867	$(3,810)	$4,646	$593	$(7,072)	$72,224

(1)	For the purpose of this table, the IRLC “Level 3” fair value asset and liability positions are shown net.
(2)

During the year ended December 31, 2015, the Manager identified certain “Level 2” fair value mortgage loans that were not salable into the prime mortgage market and therefore transferred them to “Level 3”.

	Year ended December 31, 2014
		Mortgage
		loans under
	Mortgage	forward	Excess	Interest	Mortgage
	loans	purchase	servicing	rate lock	servicing
	at fair value	agreements	spread	commitments (1)	rights	Total
	(in thousands)
Balance, December 31, 2013	$2,076,665	$218,128	$138,723	$1,249	$26,452	$2,461,217
Purchases and issuances	554,604	1,386	99,728	—	—	655,718
Repayments and sales	(572,586)	(6,413)	(39,257)	—	(139)	(618,395)
Capitalization of interest	65,050	1,800	13,292	—	—	80,142
ESS received pursuant to a recapture agreement with PFSI	—	—	7,342	—	—	7,342
Interest rate lock commitments issued, net	—	—	—	56,367	—	56,367
Sales				—		—
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	47,693	47,693
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	34,785	1,815	—		—	36,600
Other factors	179,896	(1,012)	(28,662)	17,326	(16,648)	150,900
	214,681	803	(28,662)	17,326	(16,648)	187,500
Transfers of mortgage loans under forward purchase agreements to mortgage loans	205,902	(205,902)	—
Transfers of mortgage loans to REO	(344,733)	—	—	—	—	(344,733)
Transfers of mortgage loans under forward purchase agreements to REO under forward purchase agreements	—	(9,802)	—	—	—	(9,802)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(69,281)	—	(69,281)
Balance, December 31, 2014	$2,199,583	$—	$191,166	$5,661	$57,358	$2,453,768
Changes in fair value recognized during the period relating to assets still held at December 31, 2014	$134,724	$—	$(28,662)	$5,661	$(16,648)	$95,075

(1)	For the purpose of this table, the IRLC “Level 3” fair value asset and liability positions are shown net.

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

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	December 31, 2016			December 31, 2015
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,672,181	$1,633,569	$38,612	$1,283,275	$1,235,433	$47,842
90 or more days delinquent
Not in foreclosure	145	189	(44)	304	333	(29)
In foreclosure	786	717	69	216	253	(37)
	931	906	25	520	586	(66)
	$1,673,112	$1,634,475	$38,637	$1,283,795	$1,236,019	$47,776
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$367,169	$368,524	$(1,355)	$455,394	$454,935	$459
90 or more days delinquent
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	367,169	368,524	(1,355)	455,394	454,935	459
Distressed mortgage loans at fair value:
Current through 89 days delinquent	611,584	818,665	(207,081)	877,438	1,134,560	(257,122)
90 or more days delinquent
Not in foreclosure	305,431	425,460	(120,029)	459,060	640,343	(181,283)
In foreclosure	437,557	595,534	(157,977)	763,896	1,062,205	(298,309)
	742,988	1,020,994	(278,006)	1,222,956	1,702,548	(479,592)
	1,354,572	1,839,659	(485,087)	2,100,394	2,837,108	(736,714)
	$1,721,741	$2,208,183	$(486,442)	$2,555,788	$3,292,043	$(736,255)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(2,391)	—	(13,168)	(15,559)
Mortgage loans acquired for sale at fair value	55,350	—	—	—	55,350
Mortgage loans at fair value	—	1,294	—	(5,252)	(3,958)
ESS at fair value	—	—	—	(23,923)	(23,923)
MSRs at fair value	—	—	(12,524)	—	(12,524)
	$55,350	$(1,097)	$(12,524)	$(42,343)	$(614)
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(669)	$—	$3,238	$2,569
	$—	$(669)	$—	$3,238	$2,569

	Year ended December 31, 2015
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(35)	—	(5,224)	(5,259)
Mortgage loans acquired for sale at fair value	71,880	—	—	—	71,880
Mortgage loans at fair value	—	1,253	—	70,470	71,723
ESS at fair value	—	—	—	3,239	3,239
MSRs at fair value	—	—	(7,072)	—	(7,072)
	$71,880	$1,218	$(7,072)	$68,485	$134,511
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(499)	$—	$4,260	$3,761
	$—	$(499)	$—	$4,260	$3,761

	Year ended December 31, 2014
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	357	—	10,416	10,773
Mortgage loans acquired for sale at fair value	100,213	—	—	—	100,213
Mortgage loans at fair value	—	1,848	—	242,449	244,297
Mortgage loans under forward purchase agreements at fair value				803	803
ESS at fair value	—	—	—	(20,834)	(20,834)
MSRs at fair value	—	—	(16,648)	—	(16,648)
	$100,213	$2,205	$(16,648)	$232,834	$318,604
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(617)	$—	$(8,459)	$(9,076)
	$—	$(617)	$—	$(8,459)	$(9,076)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$125,683	$125,683
MSRs at lower of amortized cost or fair value	—	—	173,765	173,765
	$—	$—	$299,448	$299,448

	December 31, 2015
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$173,662	$173,662
MSRs at lower of amortized cost or fair value	—	—	145,187	145,187
	$—	$—	$318,849	$318,849

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Real estate asset acquired in settlement of loans	$(17,561)	$(24,546)	$(24,896)
MSRs at lower of amortized cost or fair value	(2,728)	(3,229)	(5,138)
	$(20,289)	$(27,775)	$(30,034)

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

Fair Value of Financial Instruments Carried at Amortized Cost

The Company’s Cash as well as certain of its borrowings are carried at amortized cost. Cash is measured using a “Level 1” fair value input. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Notes payable, Exchangeable senior notes and Federal Home Loan Bank advances are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Cash, Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Notes payable and Federal Home Loan Bank advances approximate the agreements’ carrying values due to the immediate realizability of Cash at its carrying amount and to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at December 31, 2016 and December 31, 2015 was $240.7 million and $230.0 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of value.

Valuation Techniques and Inputs

Most of the Company’s assets, and the Asset-backed financing of a VIE, the Interest-only security payable and Derivative liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the items’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Manager has assigned responsibility for estimating fair value of these items to specialized staff and subjects the valuation process to significant executive management oversight. The Manager’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures.

With respect to the Company’s non-IRLC “Level 3” fair value assets and liabilities, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. During 2016, PCM’s valuation committee included PFSI’s chief executive, financial, risk, business development and asset/liability management officers.

The FAV group is responsible for reporting to PCM’s valuation committee on a monthly basis on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

The fair value of the Company’s IRLCs is developed by the Manager’s Capital Markets Risk Management staff and is reviewed by the Manager’s Capital Markets Operations group.

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of MBS is established based on quoted market prices. Changes in the fair value of MBS are included in Net gain (loss) on investments in the consolidated statements of income.

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•

Mortgage loans that are saleable into active markets, comprised of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” fair value assets. The fair values of mortgage loans acquired for sale at fair value are established using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the quoted fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

•

Mortgage loans that are not saleable into active markets, comprised of distressed mortgage loans, are categorized as “Level 3” fair value assets and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities and contracted selling price where applicable.

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

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective mortgage loan’s delinquency status and performance history at year-end from the later of the beginning of the year or acquisition date.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	December 31, 2016	December 31, 2015
Discount rate
Range	2.6% – 15.0%	2.5% – 15.0%
Weighted average	7.1%	7.1%
Twelve-month projected housing price index change
Range	2.5% – 4.8%	1.5% – 5.1%
Weighted average	3.7%	3.6%
Prepayment speed (1)
Range	0.1% – 10.9%	0.1% – 9.6%
Weighted average	4.0%	3.7%
Total prepayment speed (2)
Range	2.9% – 24.6%	0.5% – 27.2%
Weighted average	17.7%	19.6%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include prepayment speed and discount rate. Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage market interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the ESS, thereby reducing the cash flows expected to accrue to ESS. Reductions in the fair value of ESS affect income primarily through change in fair value. Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	December 31, 2016	December 31, 2015
UPB of underlying mortgage loans (in thousands)	$32,376,359	$51,966,405
Average servicing fee rate (in basis points)	34	32
Average ESS rate (in basis points)	19	17
Pricing spread (1)
Range	3.8% - 4.8%	4.8% - 6.5%
Weighted average	4.4%	5.7%
Life (in years)
Range	1.4 - 8.6	1.4 - 9.0
Weighted average	6.8	6.9
Annual total prepayment speed (2)
Range	7.0% - 41.3%	5.2% - 52.4%
Weighted average	10.5%	9.6%

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loan and the probability that the mortgage loans will be purchased under the commitment (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	December 31, 2016	December 31, 2015
Pull-through rate
Range	60.7% - 100.0%	60.2% - 100.0%
Weighted average	88.5%	92.4%
MSR value expressed as:
Servicing fee multiple
Range	2.6 - 6.0	2.1 - 6.2
Weighted average	5.0	4.9
Percentage of UPB
Range	0.7% - 1.5%	0.5% - 3.8%
Weighted average	1.3%	1.2%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. These derivative financial instruments are categorized by the Company as “Level 1” fair value assets and liabilities for those based on exchange traded market prices or as “Level 2” fair value assets and liabilities for those based on observable interest rate volatilities in the MBS market. Changes in the fair value of hedging derivatives are included in Net gain on mortgage loans acquired for sale, Net mortgage loan servicing fees, Net gain on investments or, as applicable, in the consolidated statements of income.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion, a full appraisal, or the price given in a current contract of sale.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Changes in the fair value of MSRs are included in Net mortgage loan servicing fees in the consolidated statements of income.

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying mortgage loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through change in fair value and change in impairment. For MSRs backed by mortgage loans with historically low interest rates, factors other than interest rates (such as housing price changes) take on increasing influence on prepayment behavior of the underlying mortgage loans.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2016		2015		2014
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$267,755	$7,337	$140,511	$13,963	$73,640	$47,693
Key inputs
UPB of underlying mortgage loans	$22,068,577	$752,850	$12,195,574	$1,430,795	$6,800,637	$4,573,369
Weighted-average annual servicing fee rate (in basis points)	25	26	25	25	25	25
Pricing spread (1)
Range	7.2% – 12.6%	7.2% – 7.6%	6.5% –17.5%	7.2% – 16.3%	6.3% – 17.5%	8.5% – 14.3%
Weighted average	7.5%	7.3%	7.9%	8.5%	8.6%	9.1%
Life (in years)
Range	1.4 – 12.3	2.0 – 9.4	1.3 – 12.0	2.2 – 9.4	1.1 – 7.3	1.6 – 7.3
Weighted average	8.0	5.9	6.9	6.4	6.4	7.1
Annual total prepayment speed (2)
Range	3.3% – 49.2%	7.2% – 38.0%	3.5% – 51.0%	6.8% – 34.2%	7.6% – 56.4%	8.0% – 42.7%
Weighted average	8.3%	14.5%	9.0%	12.3%	9.6%	9.7%
Annual per-loan cost of servicing
Range	$68 – $79	$68 – $82	$62 – $134	$62 – $68	$59 – $140	$59 – $140
Weighted average	$77	$73	$64	$65	$69	$68

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2016		December 31, 2015
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$592,431	$64,136	$393,157	$66,584
Key inputs:
UPB of underlying mortgage loans	$50,539,707	$5,763,957	$35,841,654	$6,458,684
Weighted-average annual servicing fee rate (in basis points)	25	25	26	25
Weighted-average note interest rate	3.8%	4.7%	3.9%	4.7%
Pricing spread (1)
Range	7.6% – 13.0%	7.6% – 12.6%	7.2% – 10.7%	7.2% – 10.2%
Weighted average	7.6%	7.6%	7.3%	7.2%
Effect on fair value of (2):
5% adverse change	$(10,018)	$(979)	$(6,411)	$(944)
10% adverse change	$(19,738)	$(1,929)	$(12,635)	$(1,862)
20% adverse change	$(38,330)	$(3,748)	$(24,553)	$(3,621)
Weighted average life (in years)
Range	3.1 - 8.5	3.2 - 7.0	1.3 - 7.7	2.5 - 6.1
Weighted average	8.0	7.0	7.2	6.1
Prepayment speed (3)
Range	6.7% – 25.7%	6.8% – 24.2%	8.1% – 51.5%	9.2% – 32.5%
Weighted average	7.7%	10.7%	9.6%	13.2%
Effect on fair value of (2):
5% adverse change	$(9,436)	$(1,379)	$(8,159)	$(1,793)
10% adverse change	$(18,578)	$(2,704)	$(16,024)	$(3,502)
20% adverse change	$(36,037)	$(5,202)	$(30,938)	$(6,692)
Annual per-loan cost of servicing
Range	$78 – $79	$77 – $79	$68 – $68	$68 – $68
Weighted average	$79	$79	$68	$68
Effect on fair value of (2):
5% adverse change	$(4,650)	$(555)	$(2,742)	$(470)
10% adverse change	$(9,300)	$(1,110)	$(5,484)	$(940)
20% adverse change	$(18,600)	$(2,220)	$(10,968)	$(1,880)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Note 10—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Mortgage loan type	December 31, 2016	December 31, 2015
	(in thousands)
Conventional:
Agency-eligible	$847,810	$540,947
Jumbo	6,042	54,613
Held for sale to PLS — Government insured or guaranteed	804,616	669,288
Commercial real estate	8,961	14,590
Repurchased pursuant to representations and warranties	5,683	4,357
	$1,673,112	$1,283,795
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,627,010	$1,204,462
Mortgage loan participation and sale agreements	26,738	—
Federal Home Loan Bank (“FHLB”) advances	—	63,993
	$1,653,748	$1,268,455

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

Note 11—Derivative Financial Instruments

The Company’s activities involving derivative financial instruments are summarized below:

•	The Company generates IRLCs in the normal course of business when it commits to purchase mortgage loans acquired for sale.
•

The Company enters into CRT Agreements whereby it retains a portion of the credit risk relating to certain mortgage loans it sells into Fannie Mae guaranteed securitizations and an IO ownership interest in such mortgage loans. The fair values of the Recourse Obligations and the Company’s retention of the IO ownership interest are accounted for as a derivative financial instrument.

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

The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller to the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the purchase commitment or mortgage loan acquired for sale to decrease.

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2016			December 31, 2015
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,420,468	$7,069	$3,292	970,067	$4,983	$337
CRT Agreements	14,379,850	15,610	—	4,546,265	593	—
Subject to master netting arrangements:
Forward sale contracts	6,148,242	13,164	17,974	2,450,642	2,604	2,680
Forward purchase contracts	4,840,707	30,879	7,619	2,469,550	2,444	3,774
MBS put options	925,000	1,697	—	375,000	93	—
MBS call options	750,000	142	—	—	—	—
Swap futures	150,000	—	—	—	—	—
Eurodollar future sales contracts	1,351,000	—	—	1,755,000	—	—
Call options on interest rate futures	200,000	63	—	50,000	1,156	305
Put options on interest rate futures	550,000	2,469	—	1,600,000	1,512	39
Total derivative instruments before netting		71,093	28,885		13,385	7,135
Netting		(37,384)	(19,312)		(3,300)	(3,978)
		$33,709	$9,573		$10,085	$3,157
Margin deposits (received from) placed with derivatives counterparties included in Other assets		$(18,071)			$679

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs and for derivatives arising from CRT Agreements.

	Year ended December 31, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	4,546,265	11,190,933	(1,357,348)	14,379,850
Forward sales contracts	2,450,642	99,737,855	(96,040,255)	6,148,242
Forward purchase contracts	2,469,550	73,269,440	(70,898,283)	4,840,707
MBS put options	375,000	12,400,000	(11,850,000)	925,000
MBS call options	—	750,000	—	750,000
Swap futures	—	175,000	(25,000)	150,000
Eurodollar future sale contracts	1,755,000	282,000	(686,000)	1,351,000
Treasury future buy contracts	—	558,700	(558,700)	—
Treasury future sale contracts	—	558,700	(558,700)	—
Call options on interest rate futures	50,000	4,425,000	(4,275,000)	200,000
Put options on interest rate futures	1,600,000	7,445,000	(8,495,000)	550,000

	Year ended December 31, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	—	4,602,507	(56,242)	4,546,265
Forward sales contracts	1,601,283	51,449,971	(50,600,612)	2,450,642
Forward purchase contracts	1,100,700	37,757,703	(36,388,853)	2,469,550
MBS put option	340,000	2,177,500	(2,142,500)	375,000
MBS call option	—	140,000	(140,000)	—
Eurodollar future sale contracts	7,426,000	385,000	(6,056,000)	1,755,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future sale contracts	85,000	161,500	(246,500)	—
Call options on interest rate futures	1,030,000	4,510,000	(5,490,000)	50,000
Put options on interest rate futures	275,000	5,743,000	(4,418,000)	1,600,000

	Year ended December 31, 2014
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward sales contracts	3,588,027	45,904,253	(47,890,997)	1,601,283
Forward purchase contracts	2,781,066	33,418,838	(35,099,204)	1,100,700
MBS put option	55,000	2,087,500	(1,802,500)	340,000
MBS call option	110,000	230,000	(340,000)	—
Eurodollar future sale contracts	8,779,000	3,032,000	(4,385,000)	7,426,000
Eurodollar future purchase contracts	—	4,087,000	(3,287,000)	800,000
Treasury future sale contracts	105,000	482,600	(502,600)	85,000
Treasury future purchase contracts	—	439,200	(439,200)	—
Call options on interest rate futures	—	3,530,000	(2,500,000)	1,030,000
Put options on interest rate futures	52,500	1,687,500	(1,465,000)	275,000

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2016	2015	2014
		(in thousands)
CRT agreements	Net gain on investments	$32,500	$593	$—
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$87,836	$37,725	$73,693
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$50,274	$(16,781)	$(68,679)
Mortgage servicing rights	Net loan servicing fees	$2,271	$481	$11,527
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$7,251	$(19,353)	$(22,565)

Note 12—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2016		December 31, 2015
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans
Nonperforming mortgage loans	$742,988	$1,020,994	$1,222,956	$1,702,548
Performing mortgage loans:
Fixed interest rate	296,901	408,943	417,658	535,610
Interest rate step-up	232,700	317,409	299,569	412,749
Adjustable-rate/hybrid	81,983	92,313	160,051	185,997
Balloon	—	—	160	204
	611,584	818,665	877,438	1,134,560
	1,354,572	1,839,659	2,100,394	2,837,108
Fixed interest rate jumbo mortgage loans held in a VIE	367,169	368,524	455,394	454,935
	$1,721,741	$2,208,183	$2,555,788	$3,292,043
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$1,345,021		$2,067,341
Asset-backed financing of a VIE at fair value and FHLB advances	$367,169		$455,394
FHLB advances	$—		$134,172

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	December 31, 2016	December 31, 2015
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	72%	72%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	41%	48%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida

Note 13—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$341,846	$303,228	$138,942
Purchases	—	—	3,049
Transfers from mortgage loans at fair value and advances	207,431	307,455	364,945
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(21,406)	(8,827)	—
Transfers from REO under forward purchase agreements	—	—	12,737
Results of REO:
Valuation adjustments, net	(36,193)	(40,432)	(45,476)
Gain on sale, net	17,075	21,255	13,498
	(19,118)	(19,177)	(31,978)
Proceeds from sales	(234,684)	(240,833)	(184,467)
Balance at end of year	$274,069	$341,846	$303,228

At the end of year:
REO pledged to secure assets sold under agreements to repurchase	$167,430	$245,647
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	48,283	37,696
	$215,713	$283,343

Note 14—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Balance at beginning of year	$66,584	$57,358	$26,452
Purchases	2,739	2,335	—
MSRs resulting from mortgage loan sales	7,337	13,963	47,693
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(3,210)	312	(11,455)
Other changes in fair value (2)	(9,314)	(7,384)	(5,193)
	(12,524)	(7,072)	(16,648)
Sales	—	—	(139)
Balance at year end	$64,136	$66,584	$57,358
MSRs carried at fair value pledged to secure notes payable at year end	$64,136	$66,584

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Amortized cost:
Balance at beginning of year	$404,101	$308,137	$266,697
MSRs resulting from mortgage loan sales	267,755	140,511	73,640
Amortization	(65,647)	(43,982)	(31,911)
Sales	(106)	(565)	(289)
Balance at end of year	606,103	404,101	308,137
Valuation allowance:
Balance at beginning of year	(10,944)	(7,715)	(2,577)
Additions	(2,728)	(3,229)	(5,138)
Balance at end of year	(13,672)	(10,944)	(7,715)
MSRs, net	$592,431	$393,157	$300,422
Fair value at beginning of year	$424,154	$322,230	$289,737
Fair value at year end	$626,334	$424,154	$322,230
MSRs carried at lower of cost or fair value pledged to secure notes payable at year end	$592,431	$393,157

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the December 31, 2016 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Year ended December 31,	amortization
(in thousands)
2017	$67,814
2018	63,283
2019	58,297
2020	53,184
2021	48,204
Thereafter	315,321
Total	$606,103

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Contractually-specified servicing fees	$125,961	$97,633	$76,300
Ancillary and other fees:
Late charges	570	328	—
Other	5,302	4,186	3,708
	$131,833	$102,147	$80,008

Note 15—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Weighted-average interest rate (1)	2.44%	2.33%	2.12%
Average balance	$3,382,528	$3,046,963	$2,311,273
Total interest expense	$92,838	$79,869	$58,304
Maximum daily amount outstanding	$5,573,021	$4,710,412	$3,203,989

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,784,685	$3,130,328
Unamortized debt issuance costs	(684)	(1,548)
	$3,784,001	$3,128,780
Weighted-average interest rate	2.70%	2.33%
Available borrowing capacity:
Committed	$518,932	$231,913
Uncommitted	1,092,253	661,756
	$1,611,185	$893,669
Margin deposits placed with counterparties included in Other assets	$29,634	$7,268
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$863,802	$313,753
Mortgage loans acquired for sale at fair value	$1,627,010	$1,204,462
Mortgage loans at fair value	$1,345,021	$2,067,341
Real estate acquired in settlement of loans	$215,713	$283,343
CRT Agreements:
Deposits securing CRT agreements	$414,610	$—
Derivative assets	$9,078	$—

(1)	Excludes the effect of amortization of debt issuance costs of $8.8 million for the year ended December 31, 2016, and $8.9 million for the year ended December 31, 2015.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at December 31, 2016	Unpaid principal balance
(in thousands)
Within 30 days	$1,185,874
Over 30 to 90 days	1,874,899
Over 90 days to 180 days	—
Over 180 days to 1 year	506,120
Over 1 year to 2 years	217,792
$3,784,685
Weighted average maturity (in months)	3.7

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2016:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$249,493	January 21, 2017	March 3, 2017
JPMorgan Chase & Co.	$116,225	October 13, 2017	October 13, 2017
JPMorgan Chase & Co.	$1,854	January 26, 2017	January 26, 2017
Credit Suisse First Boston Mortgage Capital LLC	$149,984	March 21, 2017	March 30, 2017
Bank of America, N.A.	$23,156	March 22, 2017	March 29, 2017
Barclays Bank PLC	$4,590	March 21, 2017	December 1, 2017
Morgan Stanley	$6,622	February 17, 2017	August 25, 2017

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$4,539	January 20, 2017
Bank of America, N.A.	$15,526	January 17, 2017
Daiwa Capital Markets America Inc.	$8,218	January 14, 2017
Wells Fargo, N.A.	$7,116	January 9, 2017
Royal Bank of Canada	$2,590	January 19, 2017

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$72,670	January 13, 2017
Bank of America, N.A.	$33,731	January 16, 2017
BNP Paribas Corporate & Institutional Banking	$19,498	January 13, 2017

Note 16—Mortgage Loan Participation and Sale Agreements

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

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount that is based on a percentage of the purchase price. The holdback is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

Mortgage loan participation and sale agreements are summarized below:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Weighted-average interest rate (1)	1.74%	1.62%	1.42%
Average balance	$70,391	$49,318	$44,770
Total interest expense	$1,376	$1,001	$912
Maximum daily amount outstanding	$99,469	$148,032	$116,363

(1)	Excludes the effect of amortization of debt issuance costs of $130,000 for the year ended December 31, 2016, and $193,000 for the year ended December 31, 2015.

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$25,917	$—
Unamortized debt issuance costs	—	—
	$25,917	$—
Weighted-average interest rate	2.02%	—
Mortgage loans acquired for sale pledged to secure mortgage loan participation and sale agreements	$26,738	$—

Note 17—Notes Payable

On January 22, 2016, the Company, through PMC, entered into an Amended and Restated Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Fannie Mae MBS in an aggregate loan amount not to exceed $220 million. The note matures on December 1, 2017, subject to a wind down period of up to one year following such maturity date.

On September 15, 2016, the Company, through PMC, entered into an Amended and Restated Loan and Security Agreement with Citibank, N.A., pursuant to which PMC may finance certain of its MSRs relating to mortgage loans pooled into Freddie Mac MBS in an aggregate loan amount not to exceed $125 million. The note matures on March 31, 2017.

Following is a summary of financial information relating to the notes payable:

	Year ended December 31,
	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	4.73%	4.31%
Average balance	$202,293	$119,307
Total interest expense	$12,892	$6,826
Maximum daily amount outstanding	$275,106	$236,107

(1)	Excludes the effect of amortization of debt issuance costs of $3.2 million for the year ended December 31, 2016, and $1.6 million for the year ended December 31, 2015.

	Year ended December 31,
	2016	2015
	(dollars in thousands)
Carrying value:
Amount outstanding	$275,106	$236,107
Unamortized debt issuance costs	—	(92)
	$275,106	$236,015
Weighted-average interest rate	4.73%	4.53%
MSRs pledged to secure notes payable	$656,567	$459,741

Note 18—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of December 31, 2016, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Weighted-average UPB	$250,000	$250,000	$250,000
Interest expense (1)	$14,473	$14,413	$14,358

(1)	Total interest expense includes amortization of debt issuance costs of $1.0 million, $975,000, and $920,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

	December 31,
	2016	2015
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(3,911)	(4,946)
	$246,089	$245,054

Note 19—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Year ended December 31,
	2016	2015	2014
	(dollars in thousands)
Weighted-average fair value	$338,582	$186,430	$167,752
Interest expense	$12,091	$6,840	$6,490
Weighted-average effective interest rate	3.32%	3.35%	3.82%

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value	$353,898	$247,690
UPB	$355,494	$248,284
Weighted-average interest rate	3.50%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the asset-backed financing.

Note 20—Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule establishing new requirements for membership in the Federal Home Loan Banks. The final rule excludes captive insurance companies such as the Company’s insurance subsidiary, Copper Insurance, LLC, from membership.

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid all of the advances outstanding as of December 31, 2016.

The FHLB advances are summarized below:

	Year ended December 31,
	2016	2015
	(dollars in thousands)
Weighted-average interest rate	0.49%	0.30%
Average balance	$24,375	$89,512
Total interest expense	$122	$275
Maximum daily amount outstanding	$201,130	$196,100

	December 31,
	2016	2015
	(dollars in thousands)
Carrying value	$—	$183,000
Weighted-average interest rate	—	0.30%
Fair value of assets securing FHLB advances:
Mortgage-backed securities	$—	$8,720
Mortgage loans acquired for sale at fair value	$—	$63,993
Mortgage loans at fair value	$—	$134,172

Note 21—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Balance, beginning of period	$20,171	$14,242	$10,110
Provision for losses
Pursuant to mortgage loan sales	3,254	5,771	4,255
Reduction in liability due to change in estimate	(7,564)	—	—
Losses incurred	(511)	(176)	(123)
Recoveries	—	334	—
Balance, end of period	$15,350	$20,171	$14,242
UPB of mortgage loans subject to representations and warranties at period end	$56,114,162	$41,842,601	$34,673,414

Note 22—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2016, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2016
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,420,468
Commitments to fund Deposits securing credit risk transfer agreements (1)	$92,109

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 23—Shareholders’ Equity

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

The following table summarizes the Company’s share repurchase activity:

	Year ended December 31,		Cumulative
	2016	2015	Total (1)
	(in thousands)
Common shares repurchased	7,368	1,045	8,413
Cost of common shares repurchased	$98,370	$16,338	$114,708

(1)	Amounts represent the share repurchase program total through December 31, 2016.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Common Share Issuances

The Company has entered into an ATM Equity Offering Sales AgreementSM. Unless terminated earlier, the agreement automatically terminates upon issuance and sale of all common shares under the agreement. During the year ended December 31, 2016, the Company did not sell any common shares under the agreement. At December 31, 2016, the Company had approximately $85.3 million of common shares available for issuance under the agreement.

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. No payments were made during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, $237,000 and $651,000 was paid to PCM.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. No payments were made during the year ended December 31, 2016. During the years ended December 31, 2015 and 2014, $473,000 and $1.7 million, respectively was paid to the underwriters. The Reimbursement Agreement expires on February 1, 2019.

Note 24—Net Interest Income

Net interest income is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$923	$815	$604
Mortgage-backed securities	14,663	10,267	8,226
Mortgage loans acquired for sale at fair value	54,750	48,281	23,974
Mortgage loans at fair value:
Distressed	107,044	96,536	100,340
Under forward purchase agreements	—	—	3,584
Held in a VIE	17,042	19,903	22,280
Placement fees relating to custodial funds	4,058	—	—
Deposits securing CRT Agreements	930	—	—
Other	111	178	48
	199,521	175,980	159,056
From PFSI—ESS purchased from PFSI at fair value	22,601	25,365	13,292
	222,122	201,345	172,348
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	92,838	79,869	58,304
Mortgage loan participation and sale agreements	1,376	1,001	912
Notes payable	12,892	6,826	—
Exchangeable Notes	14,473	14,413	14,358
Asset-backed financings of VIEs at fair value (1)	12,091	13,754	6,490
FHLB advances	122	275	—
Borrowings under forward purchase agreements	—	—	2,363
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,812	4,207	2,004
Placement fees on mortgage loan impound deposits	1,334	1,020	1,158
	141,938	121,365	85,589
To PFSI—financings payable	7,830	3,343	—
	149,768	124,708	85,589
Net interest income	$72,354	$76,637	$86,759

(1)	The results for the year ended December 31, 2016 include interest expense from Asset-backed financing of a VIE at fair value and CRT Agreements financing at fair value.

Note 25—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(229,743)	$(84,489)	$(25,241)
Hedging activities	30,927	(17,742)	(57,161)
	(198,816)	(102,231)	(82,402)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	275,092	154,474	121,333
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(3,254)	(5,771)	(4,255)
Reduction in liability due to change in estimate	7,564	—	—
Change in fair value of financial instruments held at period end:
IRLCs	(869)	(1,015)	4,412
Mortgage loans	(1,846)	(2,977)	3,825
Hedging derivatives	19,347	961	(11,518)
	16,632	(3,031)	(3,281)
Total from non-affiliates	97,218	43,441	31,395
From PFSI—cash gain	9,224	7,575	4,252
	$106,442	$51,016	$35,647

Note 26—Net Gain on Investments

Net gain (loss) on investments is summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$(13,168)	$(5,224)	$10,416
Mortgage loans at fair value:
Distressed mortgage loans	(3,504)	81,133	215,483
Mortgage loans held in a VIE	(1,748)	(10,663)	27,768
CRT Agreements	32,500	593	—
Asset-backed financing of a VIE at fair value	3,238	4,260	(8,459)
Hedging derivatives	7,251	(19,353)	(22,565)
	24,569	50,746	222,643
From PFSI—ESS	(17,394)	3,239	(20,834)
	$7,175	$53,985	$201,809

Note 27—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
From non-affiliates:
Servicing fees (1)	$131,833	$102,147	$80,008
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(65,647)	(43,982)	(31,911)
Provision for impairment	(2,728)	(3,229)	(5,138)
Gain on sale	11	187	46
Carried at fair value—change in fair value	(12,524)	(7,072)	(16,648)
Gains on hedging derivatives	2,271	481	11,527
	(78,617)	(53,615)	(42,124)
	53,216	48,532	37,884
From PFSI-MSR recapture income	1,573	787	9
Net mortgage loan servicing fees	$54,789	$49,319	$37,893
Average servicing portfolio	$49,626,758	$38,450,379	$30,720,168

(1)	Includes contractually specified servicing and ancillary fees.

Note 28—Share-Based Compensation Plans

The Company has adopted an equity incentive plan which provides for the issuance of equity based awards, including share options, restricted shares, restricted share units, unrestricted common share awards, LTIP units (a special class of partnership interests in the Operating Partnership) and other awards based on PMT’s common shares that may be made by the Company directly to its officers and trustees, and the members, officers, trustees, directors and employees of PCM, PFSI, or their affiliates and to PCM, PFSI and other entities that provide services to PMT and the employees of such other entities.

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

Restricted share units have been awarded to trustees and officers of the Company and to employees of PFSI at no cost to the grantees. Such awards generally vest over a one- to three-year period.

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2016	2015	2014
	(in thousands except per share amounts)
Number of units:
Outstanding at beginning of year	734	725	661
Granted	330	312	300
Vested	(299)	(302)	(234)
Canceled or forfeited	—	(1)	(2)
Outstanding at end of year	765	734	725
Weighted Average Grant Date Fair Value:
Outstanding at beginning of year	$21.26	$21.00	$19.95
Granted	$10.46	$21.06	$21.05
Vested	$18.46	$19.65	$19.68
Expired or canceled	$—	$21.29	$18.74
Outstanding at end of year	$16.19	$21.26	$21.00
Compensation expense recorded during the year	$5,748	$6,346	$7,107
Fair value of vested units during the year	$5,510	$5,929	$4,615
Year end:
Units available for future awards(1)	4,632
Unamortized compensation cost	$4,118

(1)

Based on shares outstanding as of December 31, 2016. Total units available for future awards may be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares as described above.

As of December 31, 2016, 653,210 restricted share units with a weighted average grant date fair value of $17.34 per share unit are expected to vest over their average remaining vesting period of 12 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

As of December 31, 2016, 112,079 performance units with a weighted average grant date fair value of $9.50 per share unit are expected to vest over their average remaining vesting period of 12 months. The grant date fair values of share unit awards are based on the market value of the Company’s stock at the date of grant.

Note 29—Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Common overhead allocation from PFSI	$7,898	$10,742	$10,477
Real estate held for investment	3,213	604	—
Technology	1,448	1,279	984
Insurance	1,326	1,304	989
Other	4,340	2,542	2,313
	$18,225	$16,471	$14,763

Note 30—Income Taxes

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

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2016	60%	40%	0%
2015	41%	25%	34%
2014	86%	14%	0%

The Company had elected to treat two of its subsidiaries as TRSs. In the quarter ended September 30, 2012, the Company revoked the election to treat its wholly owned subsidiary that is the sole general partner of the Operating Partnership as a TRS. As a result, beginning September 1, 2012, only one subsidiary, PMC, is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the REIT. No such dividend distributions have been made to date. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the periods for which TRS treatment had been elected, the sole general partner of the Operating Partnership is included in the Consolidated Statements of Income.

The Company files U.S. federal and state income tax returns for both the REIT and TRSs. These federal income tax returns for 2013 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2012 and forward. No returns are currently under examination.

The following table details the Company’s income tax benefit which relates primarily to the TRSs for the years presented:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Current expense:
Federal	$361	$671	$352
State	81	204	104
Total current expense	442	875	456
Deferred benefit:
Federal	(8,790)	(13,124)	(10,232)
State	(5,699)	(4,547)	(5,304)
Total deferred benefit	(14,489)	(17,671)	(15,536)
Total benefit from income taxes	$(14,047)	$(16,796)	$(15,080)

The following table is a reconciliation of the Company’s provision for income taxes at statutory rates to the provision for income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(in thousands)
Federal income tax expense at statutory tax rate	$21,617	35.0%	$25,656	35.0%	$62,812	35.0%
Effect of non-taxable REIT income	(32,501)	(52.6)%	(40,366)	(55.1)%	(74,480)	(41.5)%
State income taxes, net of federal benefit	(3,652)	(5.9)%	(2,823)	(3.9)%	(3,380)	(1.9)%
Other	489	0.8%	737	1.1%	(32)	0%
Valuation allowance	—	0%	—	0%	—	0%
Benefit from income taxes	$(14,047)	(22.7)%	$(16,796)	(22.9)%	$(15,080)	(8.4)%

The Company’s components of the provision for deferred income taxes are as follows:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Real estate valuation loss	$2,732	$(1,577)	$(5,079)
Mortgage servicing rights	10,597	(31,324)	27,996
Net operating loss carryforward	(19,863)	33,297	(35,963)
Liability for losses under representations and warranties	2,222	(2,467)	(5,944)
Excess interest expense disallowance	(8,721)	(15,384)	—
Other	(1,456)	(216)	3,454
Valuation allowance	—	—	—
Total (benefit) provision for deferred income taxes	$(14,489)	$(17,671)	$(15,536)

The components of income taxes payable are as follows:

	December 31, 2016	December 31, 2015
	(in thousands)
Taxes currently receivable	2,519	1,669
Deferred income taxes payable	$(20,685)	$(35,174)
Income taxes payable	$(18,166)	$(33,505)

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2016	December 31, 2015
	(in thousands)
Deferred income tax assets:
REO valuation loss	$9,542	$12,274
Net operating loss carryforward	60,435	40,572
Liability for losses under representations and warranties	6,189	8,411
Excess interest expense disallowance	24,105	15,384
Other	1,882	426
Gross deferred tax assets	102,153	77,067
Deferred income tax liabilities:
Mortgage servicing rights	(122,838)	(112,241)
Other	—	—
Gross deferred tax liabilities	(122,838)	(112,241)
Net deferred income tax liability	$(20,685)	$(35,174)

The net deferred income tax liability is recorded in Income taxes payable in the consolidated balance sheets as of December 31, 2016 and December 31, 2015.

The Company has net operating loss carryforwards of $152 million and $96.7 million for the years ended December 31, 2016 and December 31, 2015, respectively, that expire between 2033 and 2036.

At December 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2016 and December 31, 2015.

Note 31—Segments

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

Financial highlights by operating segment are summarized below:

	Correspondent	Investment
Year ended December 31, 2016	production	activities	Total
	(in thousands)
Net gain on mortgage loans acquired for sale	$106,442	$—	$106,442
Net investment income:
Interest income	53,998	168,124	222,122
Interest expense	(33,701)	(116,067)	(149,768)
	20,297	52,057	72,354
Net mortgage loan servicing fees	—	54,789	54,789
Net gain on investments	—	7,175	7,175
Other income (loss)	41,998	(10,670)	31,328
	168,737	103,351	272,088
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	88,978	68,759	157,737
Other	9,292	43,296	52,588
	98,270	112,055	210,325
Pre-tax income (loss)	$70,467	$(8,704)	$61,763
Total assets at period end	$1,715,145	$4,642,357	$6,357,502

	Correspondent	Investment
Year ended December 31, 2015	production	activities	Total
	(in thousands)
Net gain on mortgage loans acquired for sale	$51,016	$—	$51,016
Net investment income:
Interest income	39,976	161,369	201,345
Interest expense	(19,843)	(104,865)	(124,708)
	20,133	56,504	76,637
Net mortgage loan servicing fees	—	49,319	49,319
Net gain on investments	—	53,985	53,985
Other income (loss)	28,822	(11,014)	17,808
	99,971	148,794	248,765
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	60,619	68,605	129,224
Other	6,450	39,787	46,237
	67,069	108,392	175,461
Pre-tax income	$32,902	$40,402	$73,304
Total assets at period end	$1,286,138	$4,540,786	$5,826,924

	Correspondent	Investment	Intersegment
Year ended December 31, 2014	production	activities	elimination & other	Total
	(in thousands)
Net gain on mortgage loans acquired for sale	$35,647	$—	—	$35,647
Net investment income:
Interest income	24,022	150,714	(2,388)	172,348
Interest expense	(15,899)	(72,078)	2,388	(85,589)
	8,123	78,636	—	86,759
Net mortgage loan servicing fees	—	37,893	—	37,893
Net gain on investments	—	201,809	—	201,809
Other income	18,290	(23,657)	—	(5,367)
	62,060	294,681	—	356,741
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	49,872	86,404	—	136,276
Other	3,357	37,644	—	41,001
	53,229	124,048	—	177,277
Pre-tax income	$8,831	$170,633	$—	$179,464
Total assets at period end	$654,476	$4,242,782	$—	$4,897,258

Note 32—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2016				2015
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
For the quarter ended:
Net investment income	$68,928	$103,326	$47,618	$52,216	$50,569	$90,774	$69,765	$37,657
Net income	$31,174	$35,408	$(5,267)	$14,496	$15,709	$38,812	$28,071	$7,508
Earnings per share:
Basic	$0.46	$0.52	$(0.08)	$0.20	$0.21	$0.51	$0.37	$0.09
Diluted	$0.44	$0.49	$(0.08)	$0.20	$0.21	$0.49	$0.36	$0.09
Cash dividends declared per share	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.61	$0.61
At period end:
Short-term investments at fair value	$122,088	$33,353	$16,877	$47,500	$41,865	$31,518	$32,417	$44,949
Mortgage-backed securities at fair value	865,061	708,862	531,612	364,439	322,473	315,599	287,626	316,292
Mortgage loans at fair value (1)	3,394,853	4,000,570	3,497,026	3,836,411	3,839,583	3,688,026	4,944,694	4,226,290
Excess servicing spread	288,669	280,367	294,551	321,976	412,425	418,573	359,102	222,309
Real estate acquired in settlement of loans (2)	303,393	314,056	320,120	339,970	350,642	358,011	325,822	317,536
Mortgage servicing rights (3)	656,567	524,529	471,458	455,097	459,741	423,095	394,737	359,160
Other assets	726,871	757,164	635,918	455,047	400,195	357,409	332,976	243,991
Total assets	$6,357,502	$6,618,901	$5,767,562	$5,820,440	$5,826,924	$5,592,231	$6,677,374	$5,730,527
Assets sold under agreements to repurchase and mortgage loan participation and sale agreement	$3,809,918	$4,129,543	$3,372,026	$3,307,414	$3,128,780	$2,925,110	$3,571,181	$3,633,922
Federal Home Loan Bank advances	—	—	—	—	183,000	183,000	138,400	—
Credit risk transfer financing at fair value	—	—	—	—	—	—	649,120	—
Notes payable	425,106	346,132	313,976	356,191	386,015	342,332	297,404	—
Borrowings under forward purchase agreements	—	—	—	—	—	—	—	—
Asset-backed financing of a VIE at fair value	353,898	384,407	325,939	344,693	247,690	234,287	151,489	162,222
Exchangeable senior notes	246,089	245,824	245,564	245,307	245,054	244,805	244,559	244,317
Other liabilities	171,377	158,077	149,230	152,332	140,272	148,267	99,924	147,907
Total liabilities	5,006,388	5,263,983	4,406,735	4,405,937	4,330,811	4,077,801	5,152,077	4,188,368
Shareholders’ equity	1,351,114	1,354,918	1,360,827	1,414,503	1,496,113	1,514,430	1,525,297	1,542,159
Total liabilities and shareholders’ equity	$6,357,502	$6,618,901	$5,767,562	$5,820,440	$5,826,924	$5,592,231	$6,677,374	$5,730,527

(1)

Includes mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by variable interest entity and mortgage loans under forward purchase agreements at fair value.

(2)	Includes REO, REO under forward purchase agreements and real estate held for investment.
(3)	Includes mortgage servicing rights at fair value and mortgage servicing rights at lower of amortized cost or fair value.

Note 33—Supplemental Cash Flow Information

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Cash paid for interest	$157,686	$117,223	$94,116
Income taxes paid, net	$1,294	$1,116	$(6,562)
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$275,092	$154,474	$121,333
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$207,431	$307,455	$364,945
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$21,406	$8,827	$—
Receipt of ESS pursuant to recapture agreement with PFSI	$6,603	$6,728	$7,343
Transfers of mortgage loans acquired for sale to mortgage loans at fair value	$—	$23,859	$—
Purchase of mortgage loans financed through forward purchase agreements	$—	$—	$2,828
Transfer of mortgage loans under forward purchase agreements to mortgage loans at fair value	$—	$—	$205,902
Transfer of mortgage loans under forward purchase agreements and advances to REO under forward purchase agreements	$—	$—	$9,369
Purchase of REO financed through forward purchase agreements	$—	$—	$68
Transfer of REO under forward purchase agreements to REO	$—	$—	$12,737
Non-cash financing activities:
Dividends payable	$31,655	$35,069	$45,894
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$—	$85,134	$2,731
Purchase of mortgage loans financed through forward purchase agreements	$—	$—	$2,828
Purchase of REO financed through forward purchase agreements	$—	$—	$68

Note 34—Regulatory Capital and Liquidity Requirements

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

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	December 31, 2016
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)
December 31, 2016	$392,056	$143,259	12%	6%	$26,670	$19,706
December 31, 2015	$409,930	$107,405	13%	6%	$46,030	$16,481

(1)	Calculated in accordance with the respective Agency’s capital and liquidity requirements.

Noncompliance with the respective Agency’s capital and liquidity requirements can result in the respective Agency taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 35—Recently Issued Accounting Pronouncements

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

•

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

•

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

•

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Company does not believe that the adoption of ASU 2016-01 will have a significant effect on its consolidated financial statements.

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

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The Company does not believe that the adoption of ASU 2016-09 will have a significant effect on its consolidated financial statements.

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

Note 36—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Company’s subsidiaries including the Operating Partnership of $700 million (net worth was $1.4 billion, which includes PMH and PMC); a minimum tangible net worth for PMH of $250 million (net worth was $835 million); and a minimum tangible net worth for PMC of $150 million (net worth was $1.1 billion). The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(in thousands)
Assets
Short-term investment	$1,035	$2,606
Investments in subsidiaries	1,408,979	1,558,728
Due from affiliates	100	168
Due from PennyMac Financial Services, Inc.	54	—
Other assets	610	806
Total assets	1,410,778	1,562,308

Liabilities
Dividends payable	31,385	34,720
Accounts payable and accrued liabilities	2,765	2,708
Capital notes due to subsidiaries	18,409	20,379
Due to PennyMac Financial Services, Inc.	1,185	1,247
Due to affiliates	42	219
Income taxes payable	—	—
Total liabilities	53,786	59,273
Shareholders' equity	1,356,992	1,503,035
Total liabilities and shareholders' equity	1,410,778	1,562,308

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Income
Dividends from subsidiaries	$230,091	$171,254	$174,192
Intercompany interest	6	8	15
Interest	—	—	4
Other	1,250	1,250	1,250
Total income	231,347	172,512	175,461
Expenses
Intercompany interest	1,382	441	26
Other	(114)	14	—
Total expenses	1,268	455	26
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	230,079	172,057	175,435
Provision for income taxes	442	875	372
Income before equity in undistributed earnings of subsidiaries	229,637	171,182	175,063
Equity in undistributed earnings of subsidiaries	(155,093)	(78,704)	23,288
Net income	$74,544	$92,478	$198,351

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015	2014
	(in thousands, except share data)
Cash flows from operating activities:
Net income	$74,544	$92,478	$198,351
Equity in undistributed earnings of subsidiaries	155,093	78,704	(23,288)
Decrease in due from affiliates	693	915	107
Decrease (increase) in other assets	196	(284)	(1)
Increase (decrease) in accounts payable and accrued liabilities	93	(257)	(837)
Increase in due from affiliates	(116)	(238)	(652)
Decrease due to affiliates	(174)	(119)	(40)
Increase in income taxes payable	—	(126)	59
Net cash provided by operating activities	230,329	171,073	173,699
Cash flows from investing activities:
Increase in investment in subsidiaries	—	—	(89,618)
Net decrease in short-term investments	1,571	(2,100)	834
Net cash used by investing activities	1,571	(2,100)	(88,784)
Cash flows from financing activities:
Issuance of common shares	—	8	90,588
Net increase in intercompany unsecured note payable to PMT subsidiary	(1,970)	20,379	—
Repurchases of common shares	(98,370)	(16,338)	—
Payment of common share underwriting and offering costs	—	—	(1,070)
Payment of dividends	(131,560)	(173,022)	(174,433)
Net cash provided (used) by financing activities	(231,900)	(168,973)	(84,915)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash financing activity — dividends payable	$31,655	$35,069	$45,894

Note 37—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On January 26, 2017, the Company entered into an agreement to sell $89 million in UPB of performing loans from the distressed portfolio. The sale is scheduled to settle in March 2017. Although definitive documentation has been executed, this transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance regarding the size of the transaction or that the transaction will be completed at all.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST

By:	/s/ David A. Spector
David A. Spector,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: February 27, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	President and Chief Executive Officer (Principal Executive Officer)
David A. Spector		February 27, 2017

/s/ Andrew S. Chang
Andrew S. Chang	Chief Financial Officer (Principal Financial Officer)	February 27, 2017

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017

/s/ Stanford L. Kurland
Stanford L. Kurland	Executive Chairman	February 27, 2017

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	February 27, 2017

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	February 27, 2017

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	February 27, 2017

Clay A. Halvorsen	Trustee

/s/ Nancy McAllister
Nancy McAllister	Trustee	February 27, 2017

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	February 27, 2017

/s/ Frank P. Willey
Frank P. Willey	Trustee	February 27, 2017