Form 10-Q
period 2017-03-31
PennyMac Mortgage Investment Trust
filed 2017-05-09
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2017
Common Shares of Beneficial Interest, $0.01 par value	66,711,052

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2017

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2017	2016
	(in thousands, except share information)
ASSETS
Cash	$120,049	$34,476
Short-term investments	19,883	122,088
Mortgage-backed securities at fair value (includes $1,089,610 and $863,802 pledged to creditors, respectively)	1,089,610	865,061
Mortgage loans acquired for sale at fair value (includes $1,257,927 and $1,653,748 pledged to creditors, respectively)	1,278,441	1,673,112
Mortgage loans at fair value (includes $1,578,065 and $1,712,190 pledged to creditors, respectively)	1,583,356	1,721,741
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure assets sold under agreements to repurchase to PennyMac Financial Services, Inc.	277,484	288,669
Derivative assets (includes $13,689 and $9,078 pledged to creditors, respectively)	41,213	33,709
Real estate acquired in settlement of loans (includes $171,753 and $215,713 pledged to creditors, respectively)	224,831	274,069
Real estate held for investment (includes $11,714 pledged to creditors at March 31, 2017)	35,537	29,324
Mortgage servicing rights pledged to creditors (includes $69,683 and $64,136 at fair value; $686,759 and $656,567 pledged to creditors, respectively)	696,970	656,567
Servicing advances	70,332	76,950
Deposits securing credit risk transfer agreements (includes $412,594 and $414,610 pledged to creditors, respectively)	463,836	450,059
Due from PennyMac Financial Services, Inc.	10,916	7,091
Other	90,488	124,586
Total assets	$6,002,946	$6,357,502
LIABILITIES
Assets sold under agreements to repurchase	$3,500,190	$3,784,001
Mortgage loan participation and sale agreements	72,975	25,917
Notes payable	100,088	275,106
Asset-backed financing of a variable interest entity at fair value	340,365	353,898
Exchangeable senior notes	246,357	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	150,000	150,000
Interest-only security payable at fair value	4,601	4,114
Derivative liabilities	5,352	9,573
Accounts payable and accrued liabilities	80,219	107,758
Due to PennyMac Financial Services, Inc.	20,756	16,416
Income taxes payable	12,006	18,166
Liability for losses under representations and warranties	11,447	15,350
Total liabilities	4,544,356	5,006,388
SHAREHOLDERS’ EQUITY
8.125% Series A fixed-to floating rate redeemable cumulative preferred shares of beneficial interest, $0.01 par value per share, 4,600,000 shares issued and outstanding, $115,000,000 aggregate liquidation preference	46	—
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 66,711,052 and 66,697,286 common shares, respectively	667	667
Additional paid-in capital	1,487,517	1,377,171
Accumulated deficit	(29,640)	(26,724)
Total shareholders’ equity	1,458,590	1,351,114
Total liabilities and shareholders’ equity	$6,002,946	$6,357,502

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Mortgage loans at fair value	$353,803	$367,169
Derivative assets	25,629	15,610
Deposits securing credit risk transfer agreements	463,836	450,059
Other—interest receivable	1,017	1,058
	$844,285	$833,896
LIABILITIES
Asset-backed financing at fair value	$340,365	$353,898
Interest-only security payable at fair value	4,601	4,114
Accounts payable and accrued liabilities—interest payable	1,017	1,058
	$345,983	$359,070

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net investment income:
Net gain on mortgage loans acquired for sale:
From nonaffiliates	$16,624	$13,487
From PennyMac Financial Services, Inc.	2,401	1,562
	19,025	15,049
Mortgage loan origination fees	8,290	6,901
Net gain (loss) on investments:
From nonaffiliates	18,091	13,729
From PennyMac Financial Services, Inc.	(1,370)	(17,627)
	16,721	(3,898)
Net mortgage loan servicing fees:
From nonaffiliates	11,460	15,424
From PennyMac Financial Services, Inc.	292	130
	11,752	15,554
Interest income:
From nonaffiliates	43,453	47,351
From PennyMac Financial Services, Inc.	4,647	7,015
	48,100	54,366
Interest expense:
To nonaffiliates	35,374	30,402
To PennyMac Financial Services, Inc.	1,805	1,602
	37,179	32,004
Net interest income	10,921	22,362
Results of real estate acquired in settlement of loans	(4,246)	(6,036)
Other	2,011	2,284
Net investment income	64,474	52,216
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	16,570	12,935
Mortgage loan servicing fees	10,486	11,453
Management fees	5,008	5,352
Compensation	1,892	1,289
Mortgage loan origination	1,512	1,121
Professional services	1,453	2,293
Mortgage loan collection and liquidation	354	2,214
Other	4,591	4,515
Total expenses	41,866	41,172
Income before benefit from income taxes	22,608	11,044
Benefit from income taxes	(6,129)	(3,452)
Net income	28,737	14,496
Dividends on preferred stock	571	—
Net income attributable to common shareholders	$28,166	$14,496
Earnings per common share
Basic	$0.42	$0.20
Diluted	$0.40	$0.20
Weighted-average common shares outstanding
Basic	66,719	71,884
Diluted	75,186	71,884
Dividends declared per common share	$0.47	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Series A preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of	Par	of	Par	paid-in	(Accumulated
	shares	value	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2015	—	$—	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	—	—	14,496	14,496
Share-based compensation	—	—	76	1	1,047	—	1,048
Common share dividends, $0.47 per share	—	—	—	—	—	(32,683)	(32,683)
Repurchase of common shares	—	—	(5,156)	(52)	(64,419)	—	(64,471)
Balance at March 31, 2016	—	$—	68,687	$687	$1,406,350	$7,466	$1,414,503
Balance at December 31, 2016	—	$—	66,697	$667	$1,377,171	$(26,724)	$1,351,114
Net income	—	—	—	—	—	28,737	28,737
Share-based compensation	—	—	153	1	1,526	—	1,527
Issuance of Series A preferred shares	4,600	46	—	—	114,954	—	115,000
Issuance costs relating to Series A preferred shares	—	—	—	—	(3,828)	—	(3,828)
Common share dividends, $0.47 per share	—	—	—	—	—	(31,653)	(31,653)
Repurchase of common shares	—	—	(139)	(1)	(2,306)	—	(2,307)
Balance at March 31, 2017	4,600	$46	66,711	$667	$1,487,517	$(29,640)	$1,458,590

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$28,737	$14,496
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on mortgage loans acquired for sale	(19,025)	(15,049)
Net (gain) loss on investments	(16,721)	3,898
Change in fair value, amortization and impairment of mortgage servicing rights	27,046	13,448
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	1,406	(6,060)
Capitalization of interest on mortgage loans at fair value	(9,903)	(23,294)
Capitalization of interest on excess servicing spread	(4,647)	(7,015)
Amortization of debt issuance costs	3,596	3,201
Results of real estate acquired in settlement of loans	4,246	6,036
Share-based compensation expense	1,527	1,048
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(14,474,654)	(10,149,221)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(21,530)	(4,715)
Repurchase of mortgage loans subject to representation and warranties	(4,111)	(3,844)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	4,858,845	3,233,779
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	10,016,788	6,853,542
Decrease in servicing advances	6,187	9,080
(Increase) decrease in due from PennyMac Financial Services, Inc.	(3,995)	2,186
Decrease in other assets	30,948	24,088
(Decrease) increase in accounts payable and accrued liabilities	(27,536)	9,771
Increase (decrease) in due to PennyMac Financial Services, Inc.	4,340	(1,318)
Decrease in income taxes payable	(6,161)	(3,627)
Net cash provided by (used in) operating activities	395,383	(39,570)
Cash flows from investing activities
Net decrease (increase) in short-term investments	102,205	(5,635)
Purchase of mortgage-backed securities at fair value	(251,872)	(50,702)
Sale and repayment of mortgage-backed securities at fair value	26,123	13,848
Sale and repayment of mortgage loans at fair value	127,556	47,865
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	14,632	20,881
Sale of excess servicing spread to PennyMac Financial Services, Inc.	—	59,045
Net settlement of derivative financial instruments	(28)	(2)
Sale of real estate acquired in settlement of loans	63,224	64,908
Purchase of mortgage servicing rights	(62)	(2,602)
Deposit of cash securing credit risk transfer agreements	(15,793)	(66,706)
Distribution from credit risk transfer agreements	12,305	2,706
(Increase) decrease in margin deposits and restricted cash	(36,267)	2,368
Purchase of Federal Home Loan Bank capital stock	—	(225)
Redemption of Federal Home Loan Bank capital stock	—	7,320
Net cash provided by investing activities	42,023	93,069

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	17,770,687	11,058,933
Repurchase of assets sold under agreements to repurchase	(18,054,705)	(10,943,166)
Issuance of mortgage loan participation certificates	1,559,494	1,567,101
Repayment of mortgage loan participation certificates	(1,512,435)	(1,504,700)
Federal Home Loan Bank advances	—	28,000
Repayment of Federal Home Loan Bank advances	—	(211,000)
Advance under notes payable	—	17,057
Repayment of notes payable	(175,000)	(46,936)
Issuance of asset-backed financing of a variable interest entity at fair value	—	100,301
Repayment of asset-backed financing of a variable interest entity at fair value	(13,944)	(8,334)
Payment of debt issuance costs	(3,140)	(2,427)
Issuance of preferred shares	115,000	—
Payment of issuance costs related to Series A preferred shares	(3,828)	—
Repurchase of common shares	(2,307)	(64,471)
Payment of dividends	(31,655)	(34,993)
Net cash used in financing activities	(351,833)	(44,635)
Net increase in cash	85,573	8,864
Cash at beginning of period	34,476	58,108
Cash at end of period	$120,049	$66,972

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

The Company operates in four segments: correspondent production, credit sensitive strategies, interest rate sensitive strategies and corporate:

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

•

The credit sensitive strategies segment represents the Company’s investments in distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”), credit risk transfer agreements (“CRT Agreements”), non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.

•	The corporate segment includes certain interest income, management fee and corporate expense amounts.

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

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

A substantial portion of the distressed mortgage loans and REO has been acquired by the Company in prior years from or through one or more subsidiaries of Citigroup Inc. and JPMorgan Chase & Co., as presented in the following summary:

	March 31, 2017	December 31, 2016
	(in thousands)
Citigroup Inc.
Mortgage loans at fair value	$484,832	$519,698
REO	38,530	49,048
	523,362	568,746
JPMorgan Chase & Co.
Mortgage loans at fair value	458,526	505,167
REO	100,936	118,737
	559,462	623,904
	$1,082,824	$1,192,650
Total carrying value of distressed mortgage loans at fair value and REO	$1,454,384	$1,628,641

Note 3—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under a mortgage banking services agreement. The Company’s mortgage banking services agreement provides for a fulfillment fee paid to PLS based on the type of mortgage loan that the Company acquires. The fulfillment fee is equal to a percentage of the unpaid principal balance of mortgage loans purchased by the Company. PLS has also agreed to provide such services exclusively for the Company’s benefit, and PLS and its affiliates are prohibited from providing such services for any other party.

Before September 12, 2016, the applicable fulfillment fee percentages were (i) 0.50% for conventional mortgage loans, (ii) 0.88% for loans sold in accordance with the Ginnie Mae Mortgage-Backed Securities Guide, and (iii) 0.50% for all other mortgage loans not contemplated above; provided, however, that PLS was permitted, in its sole discretion, to reduce the amount of the applicable fulfillment fee and credit the amount of such reduction to any reimbursement that would have otherwise been due based on volumes tied to the aggregate unpaid principal balance of the mortgage loans purchased by the Company in the related month. This reduction was only credited to the reimbursement applicable to the month in which the related mortgage was funded.

Effective as of September 12, 2016, pursuant to the terms of an amended and restated mortgage banking services agreement the applicable fulfillment fee percentages are (i) 0.35% for mortgage loans sold or delivered to Fannie Mae or Freddie Mac, and (ii) 0.85% for all other mortgage loans; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any mortgage loans underwritten to Ginnie Mae guidelines. The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the Correspondent to PMT plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS. The discretionary reductions and volume reimbursements described above are no longer in effect.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Mortgage loans fulfillment fees earned by PLS	$16,570	$12,935
Unpaid principal balance (“UPB”) of mortgage loans fulfilled by PLS	$4,631,906	$3,259,363
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$2,871	$1,950
UPB of mortgage loans sold to PLS	$9,574,717	$6,495,722
Purchases of mortgage loans acquired for sale at fair value from PLS	$21,530	$4,715
Tax service fee paid to PLS included in Other expense	$1,379	$1,007
Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$5	$1

	March 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$506,592	$804,616

Mortgage Loan Servicing Activities

The Company, through its Operating Partnership, has a mortgage loan servicing agreement with PLS. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the mortgage loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and late charges relating to mortgage loans it services for the Company. The servicing agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect.

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

•

PLS, on behalf of the Company, is entitled to retain any incentive payments made to it and to which it is entitled under the U.S. Department of Treasury’s Home Affordable Modification Plan (“HAMP”); provided, however, that with respect to any such incentive payments paid to PLS under HAMP in connection with a mortgage loan modification for which the Company previously paid PLS a modification fee, PLS shall reimburse the Company an amount equal to the incentive payments.

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

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$65	$56
Activity-based	143	115
	208	171
Mortgage loans at fair value:
Distressed mortgage loans
Base	1,958	3,359
Activity-based	2,390	3,449
	4,348	6,808
Mortgage loans held in VIE:
Base	31	41
Activity-based	—	—
	31	41
MSRs:
Base	5,806	4,344
Activity-based	93	89
	5,899	4,433
	$10,486	$11,453
MSR recapture income recognized included in Net mortgage loan servicing fees	$292	$130
Average investment in:
Mortgage loans acquired for sale at fair value	$1,099,406	$918,741
Mortgage loans at fair value:
Distressed mortgage loans	$1,327,421	$2,064,101
Mortgage loans held in a VIE	$361,110	$454,538
Average MSR portfolio	$57,927,056	$43,253,977

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

The management agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Base management	$5,008	$5,352
Performance incentive	—	—
	$5,008	$5,352

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

The Company reimbursed PCM and its affiliates for expenses:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,434	$2,561
Expenses incurred on the Company’s behalf, net	255	55
	$1,689	$2,616
Payments and settlements during the year (1)	$24,393	$27,661

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2017	December 31, 2016
	(in thousands)
Receivable from PFSI:
MSR recapture receivable	$536	$707
Other	10,380	6,384
	$10,916	$7,091
Payable to PFSI:
Allocated expenses and expenses paid by PFSI on PMT’s behalf	$10,211	$1,046
Management fees	5,008	5,081
Servicing fees	4,149	5,465
Conditional Reimbursement	900	900
Fulfillment fees	345	1,300
Interest on Assets Sold to PFSI Under Agreement to Repurchase and Note payable to PFSI	106	253
Correspondent production fees	37	2,371
	$20,756	$16,416

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended March 31,
	2017	2016
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$1,573	$1,911
Repayments and sales	$14,632	$79,926
Interest income	$4,647	$7,015
Net (loss) gain included in Net (loss) gain on investments:
Valuation changes	$(2,773)	$(19,449)
Recapture income	1,403	1,822
	$(1,370)	$(17,627)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2017 and December 31, 2016.

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

Conditional Reimbursement of Initial Public Offering (“IPO”) Underwriting Fees

In connection with its IPO, the Company conditionally agreed to reimburse PCM up to $2.9 million for underwriting fees paid to the IPO underwriters by PCM on the Company’s behalf (the “Conditional Reimbursement”). Also in connection with its IPO, the Company agreed to pay the IPO underwriters up to $5.9 million in contingent underwriting fees.

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Interest expense	$1,805	$1,602
Conditional Reimbursements paid to PCM	$—	$—

	March 31, 2017	December 31, 2016
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$150,000	$150,000
Conditional Reimbursement payable to PFSI included in Accounts payable and accrued liabilities	$900	$900

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2017	2016
	(in thousands except per share amounts)

Net income	$28,737	$14,496
Preferred share dividends	(571)	—
Effect of participating securities—share-based compensation awards	(298)	(412)
Net income available to common shareholders	$27,868	$14,084

Net income available to common shareholders	$27,868	$14,084
Interest on Exchangeable Notes, net of income taxes	2,186	—
Diluted net income attributable to common shareholders	$30,054	$14,084
Weighted-average basic shares outstanding	66,719	71,884
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	—
Diluted weighted-average number of shares outstanding	75,186	71,884
Basic earnings per share	$0.42	$0.20
Diluted earnings per share	$0.40	$0.20

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded based on whether the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation for the periods as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Shares issuable under share-based compensation awards	661	1,171
Shares issuable pursuant to exchange of the Exchangeable Notes	—	8,467

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans, as well as UPB information at end of period:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash flows:
Proceeds from sales	$4,858,845	$3,233,779
Mortgage loan servicing fees received (1)	$37,281	$27,559

(1)	Net of guarantee fees

	March 31, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans outstanding	$59,009,290	$56,303,664
Delinquent mortgage loans:
30-89 days delinquent	$207,420	$262,467
90 or more days delinquent:
Not in foreclosure	69,442	53,200
In foreclosure	29,002	25,180
	98,444	78,380
	$305,864	$340,847
UPB of mortgage loans in bankruptcy	$38,348	$36,357

Consolidated VIEs

Credit Risk Transfer Agreements

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (“Recourse Obligations”) as part of the retention of an interest-only ownership interest in such mortgage loans.  The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment upon fulfillment of the criteria for sale recognition contained in the Transfers and Servicing topic of the ASC. The pledged cash represents the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on net derivatives related to CRT Agreements are included in Net gain on investments in the consolidated statements of income.

Following is a summary of the CRT Agreements:

	Quarter ended March 31,
	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$1,834,295	$1,923,113
Deposits of cash securing CRT Agreements	$15,793	$66,706
Increase in commitments to fund Deposits securing credit risk transfer Agreements resulting from sale of mortgage loans under CRT Agreements	$48,150	$—
Interest earned on Deposits securing CRT Agreements	$408	$141
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$10,288	$2,536
Resulting from valuation changes	10,019	(6,679)
	20,307	(4,143)
Change in fair value of interest-only security payable at fair value	(1,720)	—
	$18,587	$(4,143)
Payments made to settle losses	$149	$—

	March 31, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$15,978,755	$14,379,850
Delinquency status (in UPB):
Current—89 days delinquent	$15,964,687	$14,372,247
90 or more days delinquent	$10,438	$5,711
Foreclosure	$3,630	$1,892
Carrying value of CRT Agreements:
Derivative assets	$25,629	$15,610
Deposits securing CRT Agreements	$463,836	$450,059
Interest-only security payable at fair value	$4,601	$4,114
CRT Agreement assets pledged to secure assets sold under agreements to repurchase:
Deposits securing credit risk CRT Agreements	$412,594	$414,610
Derivative assets	$13,689	$9,078
Commitments to fund Deposits securing credit risk transfer agreements	$149,220	$92,109

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company initially retained $366.8 million in fair value of such certificates. During the quarter ended March 31, 2016 the Company sold $100.6 million in UPB of those certificates, which reduced the fair value of the certificates retained by the Company to $9.1 million as of March 31, 2017. The Company included the proceeds from the sales in Asset backed financing of a variable interest entity at fair value. The Company issued no certificates during the quarter ended March 31, 2017.

Note 6—Netting of Financial Instruments

The Company uses derivative financial instruments to manage exposure to interest rate risk created by its MBS, interest rate lock commitments (“IRLCs”), mortgage loans acquired for sale at fair value, mortgage loans at fair value held in a VIE, ESS and MSRs. All derivative financial instruments are recorded on the consolidated balance sheets at fair value. The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the derivatives related to CRT Agreements. As of March 31, 2017 and December 31, 2016, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Following is a summary of net derivative assets.

	March 31, 2017			December 31, 2016
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$8,899	$—	$8,899	$7,069	$—	$7,069
CRT Agreements	25,629	—	25,629	15,610	—	15,610
	34,528	—	34,528	22,679	—	22,679
Subject to master netting arrangements:
Forward purchase contracts	22,693	—	22,693	30,879	—	30,879
Forward sale contracts	323	—	323	13,164	—	13,164
MBS put options	750	—	750	1,697	—	1,697
MBS call options	—	—	—	142	—	142
Call options on interest rate futures	984	—	984	63	—	63
Put options on interest rate futures	406	—	406	2,469	—	2,469
Netting	—	(18,471)	(18,471)	—	(37,384)	(37,384)
	25,156	(18,471)	6,685	48,414	(37,384)	11,030
	$59,684	$(18,471)	$41,213	$71,093	$(37,384)	$33,709

Derivative Assets and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	March 31, 2017				December 31, 2016
	Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
CRT Agreements	$25,629	$—	$—	$25,629	$15,610	$—	$—	$15,610
Interest rate lock commitments	8,899	—	—	8,899	7,069	—	—	7,069
Federal National Mortgage Association	3,724	—	—	3,724	—	—	—	—
RJ O’Brien & Associates, LLC	1,391	—	—	1,391	1,531	—	—	1,531
Nomura Securities International, Inc.	727	—	—	727	391	—	—	391
JPMorgan Chase & Co.	354	—	—	354	—	—	—	—
Bank of Oklahoma	62	—	—	62	629	—	—	629
Royal Bank of Canada	54	—	—	54	1,194	—	—	1,194
Bank of America, N.A.	—	—	—	—	1,881	—	—	1,881
Goldman Sachs	—	—	—	—	1,164	—	—	1,164
Jefferies Group, Inc	—	—	—	—	967	—	—	967
Barclays Capital	—	—	—	—	855	—	—	855
Wells Fargo Bank, N.A.	—	—	—	—	638	—	—	638
Other	373	—	—	373	1,780	—	—	1,780
	$41,213	$—	$—	$41,213	$33,709	$—	$—	$33,709

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2017			December 31, 2016
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements:
Interest rate lock commitments	$178	$—	$178	$3,292	$—	$3,292
	178	—	178	3,292	—	3,292
Subject to master netting arrangements:
Forward purchase contracts	78	—	78	7,619	—	7,619
Forward sales contracts	25,151	—	25,151	17,974	—	17,974
Netting	—	(20,055)	(20,055)	—	(19,312)	(19,312)
	25,229	(20,055)	5,174	25,593	(19,312)	6,281
	25,407	(20,055)	5,352	28,885	(19,312)	9,573
Assets sold under agreements to repurchase:
UPB	3,500,667	—	3,500,667	3,784,685	—	3,784,685
Unamortized debt issuance costs	(477)	—	(477)	(684)	—	(684)
	3,500,190	—	3,500,190	3,784,001	—	3,784,001
	$3,525,597	$(20,055)	$3,505,542	$3,812,886	$(19,312)	$3,793,574

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

	March 31, 2017				December 31, 2016
	Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$178	$—	$—	$178	$3,292	$—	$—	$3,292
Credit Suisse First Boston Mortgage Capital LLC	1,262,646	(1,260,301)	—	2,345	1,181,441	(1,181,235)	—	206
Bank of America, N.A.	922,869	(922,571)	—	298	847,683	(847,683)	—	—
Citibank	419,963	(419,042)	—	921	575,092	(573,589)	—	1,503
JPMorgan Chase & Co.	316,655	(316,655)	—	—	544,009	(542,542)	—	1,467
Daiwa Capital Markets	168,357	(168,357)	—	—	177,316	(177,077)	—	239
Morgan Stanley Bank, N.A.	119,722	(119,017)	—	705	143,951	(142,055)	—	1,896
Wells Fargo, N.A.	110,408	(110,408)	—	—	116,648	(116,648)	—	—
Barclays Capital	38,679	(38,679)	—	—	92,796	(92,796)	—	—
Royal Bank of Canada	98,739	(98,739)	—	—	63,926	(63,926)	—	—
BNP Paribas	47,108	(46,898)	—	210	47,785	(47,134)	—	651
Goldman Sachs	138	—	—	138	—	—	—	—
Other	557	—	—	557	319	—	—	319
Unamortized debt issuance costs	(477)	477	—	—	(684)	684	—	—
	$3,505,542	$(3,500,190)	$—	$5,352	$3,793,574	$(3,784,001)	$—	$9,573

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

•

Level 3—Prices determined using significant unobservable inputs. In situations where significant observable inputs are unavailable unobservable inputs may be used. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing assets and liabilities, and are based on the best information available in the circumstances.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, the Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in valuing these assets and liabilities and to their fair values. Likewise, due to the general illiquidity of some of these assets and liabilities, subsequent transactions may be at values significantly different from those reported.

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

The Manager has also identified the Company’s asset-backed financing of a VIE and interest only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value or other assets collateralizing these financings. For other borrowings, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$19,883	$—	$—	$19,883
Mortgage-backed securities at fair value	—	1,089,610	—	1,089,610
Mortgage loans acquired for sale at fair value	—	1,278,441	—	1,278,441
Mortgage loans at fair value	—	353,803	1,229,553	1,583,356
Excess servicing spread purchased from PFSI	—	—	277,484	277,484
Derivative assets:
Interest rate lock commitments	—	—	8,899	8,899
CRT Agreements	—	—	25,629	25,629
Forward purchase contracts	—	22,693	—	22,693
Forward sales contracts	—	323	—	323
MBS put options	—	750	—	750
Call options on interest rate futures	984	—	—	984
Put options on interest rate futures	406	—	—	406
Total derivative assets before netting	1,390	23,766	34,528	59,684
Netting	—	—	—	(18,471)
Total derivative assets after netting	1,390	23,766	34,528	41,213
Mortgage servicing rights at fair value	—	—	69,683	69,683
	$21,273	$2,745,620	$1,611,248	$4,359,670
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$340,365	$—	$340,365
Interest-only security payable at fair value	—	—	4,601	4,601
Derivative liabilities:
Interest rate lock commitments	—	—	178	178
Forward purchase contracts	—	78	—	78
Forward sales contracts	—	25,151	—	25,151
Total derivative liabilities before netting	—	25,229	178	25,407
Netting	—	—	—	(20,055)
Total derivative liabilities after netting	—	25,229	178	5,352
	$—	$365,594	$4,779	$350,318

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$122,088	$—	$—	$122,088
Mortgage-backed securities at fair value	—	865,061	—	865,061
Mortgage loans acquired for sale at fair value	—	1,673,112	—	1,673,112
Mortgage loans at fair value	—	367,169	1,354,572	1,721,741
Excess servicing spread purchased from PFSI	—	—	288,669	288,669
Derivative assets:
Interest rate lock commitments	—	—	7,069	7,069
CRT Agreements	—	—	15,610	15,610
Forward purchase contracts	—	30,879	—	30,879
Forward sales contracts	—	13,164	—	13,164
MBS put options	—	1,697	—	1,697
MBS call options	—	142	—	142
Call options on interest rate futures	63	—	—	63
Put options on interest rate futures	2,469	—	—	2,469
Total derivative assets	2,532	45,882	22,679	71,093
Netting	—	—	—	(37,384)
Total derivative assets after netting	2,532	45,882	22,679	33,709
Mortgage servicing rights at fair value	—	—	64,136	64,136
	$124,620	$2,951,224	$1,730,056	$4,768,516
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$353,898	$—	$353,898
Interest-only security payable at fair value	—	—	4,114	4,114
Derivative liabilities:
Interest rate lock commitments	—	—	3,292	3,292
Forward purchase contracts	—	7,619	—	7,619
Forward sales contracts	—	17,974	—	17,974
Total derivative liabilities	—	25,593	3,292	28,885
Netting	—	—	—	(19,312)
Total derivative liabilities after netting	—	25,593	3,292	9,573
	$—	$379,491	$7,406	$367,585

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended March 31, 2017
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Purchases and issuances	—	—	17,762	—	62	17,824
Repayments and sales	(113,576)	(14,632)	—	(10,288)	—	(138,496)
Capitalization of interest	9,903	4,647	—	—	—	14,550
Capitalization of advances	6,349	—	—	—	—	6,349
ESS received pursuant to a recapture agreement with PFSI	—	1,573	—	—	—	1,573
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	7,478	7,478
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,970	—	—	—	—	4,970
Other factors	(1,754)	(2,773)	11,171	20,307	(1,993)	24,958
	3,216	(2,773)	11,171	20,307	(1,993)	29,928
Transfers of mortgage loans to REO and real estate held for investment	(30,911)	—	—	—	—	(30,911)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(23,989)	—	—	(23,989)
Balance, March 31, 2017	$1,229,553	$277,484	$8,721	$25,629	$69,683	$1,611,070
Changes in fair value recognized during the period relating to assets still held at March 31, 2017	$485	$(2,773)	$8,721	$10,019	$(1,993)	$14,459

(1)	For the purpose of this table, the IRLC “Level 3” asset and liability positions are shown net.

Quarter ended March 31, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	487
487
Balance, March 31, 2017	$4,601
Changes in fair value recognized during the period relating to assets still held at March 31, 2017	$487

	Quarter ended March 31, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Purchases and issuances	—	—	10,698	—	2,602	13,300
Repayments and sales	(32,065)	(79,926)	—	(668)	—	(112,659)
Capitalization of interest	23,294	7,015	—	—	—	30,309
ESS received pursuant to a recapture agreement with PFSI	—	1,911	—	—	—	1,911
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	3,300	3,300
Proceeds from CRT Agreements	—	—	—	2,536	—	2,536
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	12,466	—	—	—	—	12,466
Other factors	1,929	(19,449)	20,666	(6,679)	(11,415)	(14,948)
	14,395	(19,449)	20,666	(6,679)	(11,415)	(2,482)
Transfers of mortgage loans to REO	(58,455)	—	—	—	—	(58,455)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(26,675)	—	—	(26,675)
Balance, March 31, 2016	$2,047,563	$321,976	$9,335	$(4,218)	$61,071	$2,435,727
Changes in fair value recognized during the period relating to assets still held at March 31, 2016	$17,676	$(12,239)	$9,335	$(6,679)	$(11,415)	$(3,322)

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

Quarter ended March 31, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2015	$—
Issuances	682
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(7)
(7)
Balance, March 31, 2016	$675
Changes in fair value recognized during the period relating to assets still held at March 31, 2016	$(7)

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

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and other mortgage loans at fair value):

	March 31, 2017			December 31, 2016
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,277,708	$1,226,695	$51,013	$1,672,181	$1,633,569	$38,612
90 or more days delinquent:
Not in foreclosure	480	579	(99)	145	189	(44)
In foreclosure	253	307	(54)	786	717	69
	733	886	(153)	931	906	25
	$1,278,441	$1,227,581	$50,860	$1,673,112	$1,634,475	$38,637
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent:	$353,803	$354,543	$(740)	$367,169	$368,524	$(1,355)
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	353,803	354,543	(740)	367,169	368,524	(1,355)
Distressed mortgage loans at fair value:
Current through 89 days delinquent:	565,982	748,757	(182,775)	611,584	818,665	(207,081)
90 or more days delinquent:
Not in foreclosure	304,368	431,554	(127,186)	305,431	425,460	(120,029)
In foreclosure	359,203	490,973	(131,770)	437,557	595,534	(157,977)
	663,571	922,527	(258,956)	742,988	1,020,994	(278,006)
	1,229,553	1,671,284	(441,731)	1,354,572	1,839,659	(485,087)
	$1,583,356	$2,025,827	$(442,471)	$1,721,741	$2,208,183	$(486,442)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,318)	—	140	(1,178)
Mortgage loans acquired for sale at fair value	14,158	—	—	—	14,158
Mortgage loans at fair value	—	10,201	—	3,532	13,733
ESS at fair value	—	4,647	—	(2,773)	1,874
MSRs at fair value	—	—	(1,993)	—	(1,993)
	$14,158	$13,530	$(1,993)	$899	$26,594
Liabilities:
Interest-only security payable	$—	$—	$—	$(487)	(487)
Asset-backed financing of a VIE at fair value	—	(387)	—	(24)	(411)
	$—	$(387)	$—	$(511)	$(898)

	Quarter ended March 31, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	13	—	5,099	5,112
Mortgage loans acquired for sale at fair value	42,005	—	—	—	42,005
Mortgage loans at fair value	—	24,523	—	22,789	47,312
ESS at fair value	—	7,015	—	(19,449)	(12,434)
MSRs at fair value	—	—	(11,415)	—	(11,415)
	$42,005	$31,551	$(11,415)	$8,439	$70,580
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(1,317)	$—	$(9,854)	$(11,171)
	$—	$(1,317)	$—	$(9,854)	$(11,171)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$89,996	$89,996
MSRs at lower of amortized cost or fair value	—	—	196,707	196,707
	$—	$—	$286,703	$286,703

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$125,683	$125,683
MSRs at lower of amortized cost or fair value	—	—	173,765	173,765
	$—	$—	$299,448	$299,448

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Real estate asset acquired in settlement of loans	$(7,060)	$(9,116)
MSRs at lower of amortized cost or fair value	1,504	(17,706)
	$(5,556)	$(26,822)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Certain of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Notes payable, Exchangeable senior notes, Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase and Federal Home Loan Bank advances are classified as “Level 3” fair value assets and liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, and Notes payable approximate the agreements’ carrying values due to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at March 31, 2017 and December 31, 2016 was $244.0 million and $240.7 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of  fair value.

Valuation Techniques and Inputs

Most of the Company’s assets, its Derivative liabilities, the Asset-backed financing of a VIE and the Interest-only security payable are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the assets and liabilities’ fair values. Unobservable inputs reflect the Company’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

Due to the difficulty in estimating the fair values of “Level 3” fair value assets and liabilities, the Manager has assigned responsibility for estimating fair value of these assets and liabilities to specialized staff and subjects the valuation process to significant executive management oversight. The Manager’s Financial Analysis and Valuation group (the “FAV group”) is responsible for estimating the fair values of “Level 3” fair value assets and liabilities other than IRLCs and maintaining its valuation policies and procedures.

With respect to the Company’s non-IRLC “Level 3” fair value assets and liabilities, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. PCM’s valuation committee includes PFSI’s executive chairman and chief executive, chief financial, chief enterprise operations, chief risk and deputy chief financial officers.

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

•

Mortgage loans that are not saleable into active markets, comprised of distressed mortgage loans are categorized as “Level 3” fair value assets and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities and contracted selling price where applicable.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	March 31, 2017	December 31, 2016
Discount rate
Range	2.8% – 15.0%	2.6% – 15.0%
Weighted average	7.2%	7.1%
Twelve-month projected housing price index change
Range	2.4% – 3.6%	2.5% – 4.8%
Weighted average	3.4%	3.7%
Prepayment speed (1)
Range	0.1% – 6.1%	0.1% – 10.9%
Weighted average	4.0%	4.0%
Total prepayment speed (2)
Range	2.0% – 24.1%	2.9% – 24.6%
Weighted average	17.4%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

Key inputs	March 31, 2017	December 31, 2016
UPB of underlying mortgage loans (in thousands)	$31,154,796	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (1)
Range	3.8% - 4.8%	3.8% - 4.8%
Weighted average	4.4%	4.4%
Life (in years)
Range	1.3 - 8.6	1.4 - 8.6
Weighted average	6.8	6.8
Annual total prepayment speed (2)
Range	7.0% - 46.6%	7.0% - 41.3%
Weighted average	10.3%	10.5%

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on mortgage loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	March 31, 2017	December 31, 2016
Pull-through rate
Range	60.5% - 100.0%	60.7% - 100.0%
Weighted average	85.5%	88.5%
MSR value expressed as:
Servicing fee multiple
Range	2.3 - 6.0	2.6 - 6.0
Weighted average	4.7	5.0
Percentage of UPB
Range	0.0% - 1.5%	0.7% - 1.5%
Weighted average	1.2%	1.3%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. These derivative financial instruments are categorized by the Company as “Level 1” assets and liabilities for those based on exchange traded market prices or as “Level 2” fair value assets and liabilities for those based on observable interest rate volatilities in the MBS market. Changes in the fair value of hedging derivatives are included in Net gain on mortgage loans acquired for sale, Net gain (loss) on investments, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of income.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value financial assets. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$51,210	$7,478	$32,862	$3,300
Key inputs
UPB of underlying mortgage loans	$4,092,267	$660,586	$2,759,545	$327,025
Weighted-average annual servicing fee rate (in basis points)	25	25	25	26
Pricing spread (1)
Range	7.6% – 12.6%	7.6% – 7.6%	7.2% – 10.2%	7.2% – 7.2%
Weighted average	7.6%	7.6%	7.2%	7.2%
Life (in years)
Range	2.7 – 11.9	4.0 – 8.5	1.4 – 12.3	2.3 – 9.4
Weighted average	8.3	7.2	7.0	5.6
Annual total prepayment speed (2)
Range	3.2% – 28.7%	7.9% – 20.7%	3.6% – 49.2%	7.2% – 34.8%
Weighted average	7.5%	10.9%	10.4%	15.7%
Annual per-loan cost of servicing
Range	$79 – $79	$79 – $79	$68 – $68	$68 – $68
Weighted average	$79	$79	$68	$68

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$627,287	$69,683	$592,431	$64,136
Key inputs:
UPB of underlying mortgage loans	$53,355,108	$6,195,339	$50,539,707	$5,763,957
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Weighted-average note interest rate	3.8%	4.7%	3.8%	4.7%
Pricing spread (1)
Range	7.6% – 13.1%	7.6% – 12.6%	7.6% – 13.0%	7.6% – 12.6%
Weighted average	7.6%	7.6%	7.6%	7.6%
Effect on fair value of (2):
5% adverse change	$(10,543)	$(1,059)	$(10,018)	$(979)
10% adverse change	$(20,773)	$(2,088)	$(19,738)	$(1,929)
20% adverse change	$(40,342)	$(4,058)	$(38,330)	$(3,748)
Weighted average life (in years)
Range	3.0 - 8.5	3.1 - 7.1	3.1 - 8.5	3.2 - 7.0
Weighted average	8.0	7.0	8.0	7.0
Prepayment speed (3)
Range	6.7% – 26.1%	6.9% – 24.2%	6.7% – 25.7%	6.8% – 24.2%
Weighted average	7.7%	10.6%	7.7%	10.7%
Effect on fair value of (2):
5% adverse change	$(9,894)	$(1,465)	$(9,436)	$(1,379)
10% adverse change	$(19,480)	$(2,872)	$(18,578)	$(2,704)
20% adverse change	$(37,788)	$(5,525)	$(36,037)	$(5,202)
Annual per-loan cost of servicing
Range	$78 – $79	$77 – $79	$78 – $79	$77 – $79
Weighted average	$79	$79	$79	$79
Effect on fair value of (2):
5% adverse change	$(4,914)	$(588)	$(4,650)	$(555)
10% adverse change	$(9,828)	$(1,176)	$(9,300)	$(1,110)
20% adverse change	$(19,656)	$(2,353)	$(18,600)	$(2,220)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	March 31, 2017	December 31, 2016
	(in thousands)
Conventional:
Agency-eligible	$737,902	$847,810
Jumbo	1,223	6,042
Held for sale to PLS — Government insured or guaranteed	506,592	804,616
Commercial real estate	25,547	8,961
Repurchased pursuant to representations and warranties	7,177	5,683
	$1,278,441	$1,673,112
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,182,466	$1,627,010
Mortgage loan participation and sale agreements	75,461	26,738
	$1,257,927	$1,653,748

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

Note 9—Derivative Financial Instruments

The Company’s activities involving derivative financial instruments are summarized below:

•	The Company recognizes IRLCs in the normal course of business when it commits to purchase mortgage loans acquired for sale.
•

The Company enters into CRT Agreements whereby it retains a Recourse Obligation relating to certain mortgage loans it sells into Fannie Mae guaranteed securitizations and an interest-only ownership interest in such mortgage loans. The fair values of the Recourse Obligations and the Company’s retention of the interest-only ownership interest are accounted for as derivative financial instruments.

•

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments acquired with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held in a VIE, ESS, IRLCs and MSRs.

The Company records all derivative financial instruments at fair value and records changes in fair value in current period income.

The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller to the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease.

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,464,906	$8,899	$178	1,420,468	$7,069	$3,292
CRT Agreements	15,978,755	25,629	—	14,379,850	15,610	—
Used for hedging purposes:
Forward purchase contracts	4,115,159	22,693	78	4,840,707	30,879	7,619
Forward sale contracts	5,673,414	323	25,151	6,148,242	13,164	17,974
MBS put options	950,000	750	—	925,000	1,697	—
MBS call options	—	—	—	750,000	142	—
Call options on interest rate futures	262,500	984	—	200,000	63	—
Put options on interest rate futures	500,000	406	—	550,000	2,469	—
Swap futures	150,000	—	—	150,000	—	—
Eurodollar future contracts	1,240,000	—	—	1,351,000	—	—
Total derivative instruments before netting		59,684	25,407		71,093	28,885
Netting		(18,471)	(20,055)		(37,384)	(19,312)
		$41,213	$5,352		$33,709	$9,573
Margin deposits placed with (received from) derivatives counterparties included in Other assets (Accounts payable and accrued liabilities)		$1,583			$(18,071)
Derivative assets pledged to secure assets sold under agreements to repurchase		$13,689			$9,078

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs and for CRT Agreements.

	Quarter ended March 31, 2017
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	14,379,850	1,834,295	(235,390)	15,978,755
Forward purchase contracts	4,840,707	18,906,029	(19,631,577)	4,115,159
Forward sales contracts	6,148,242	24,225,103	(24,699,931)	5,673,414
MBS put options	925,000	1,400,000	(1,375,000)	950,000
MBS call options	750,000	—	(750,000)	—
Call options on interest rate futures	200,000	62,500	—	262,500
Put options on interest rate futures	550,000	1,750,000	(1,800,000)	500,000
Swap futures	150,000	300,000	(300,000)	150,000
Eurodollar future contracts	1,351,000	101,000	(212,000)	1,240,000
Treasury future buy contracts	—	49,300	(49,300)	—
Treasury future sale contracts	—	49,300	(49,300)	—

	Quarter ended March 31, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	4,546,265	1,923,113	(537,969)	5,931,409
Forward sales contracts	2,450,642	14,153,873	(13,137,818)	3,466,697
Forward purchase contracts	2,469,550	10,068,440	(9,556,856)	2,981,134
MBS call option	375,000	750,000	(700,000)	425,000
Call options on interest rate futures	50,000	1,300,000	(100,000)	1,250,000
Put options on interest rate futures	1,600,000	2,050,000	(2,125,000)	1,525,000
Swap futures	—	12,500	-	12,500
Eurodollar future contracts	1,755,000	80,000	(101,000)	1,734,000

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2017	2016
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$28,933	$31,364
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(3,592)	$(30,672)
Mortgage servicing rights	Net loan servicing fees	$(8,698)	$29,960
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$(4,144)	$(162)
CRT agreements	Net gain on investments	$20,307	$(4,143)

Note 10—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2017		December 31, 2016
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$663,571	$922,527	$742,988	$1,020,994
Performing mortgage loans:
Fixed interest rate	277,106	379,904	296,901	408,943
Interest rate step-up	221,209	294,141	232,700	317,409
Adjustable-rate/hybrid	67,667	74,712	81,983	92,313
	565,982	748,757	611,584	818,665
	1,229,553	1,671,284	1,354,572	1,839,659
Fixed interest rate jumbo mortgage loans held in a VIE	353,803	354,543	367,169	368,524
	$1,583,356	$2,025,827	$1,721,741	$2,208,183
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$1,224,262		$1,345,021
Asset-backed financing of a VIE at fair value	353,803		367,169
	$1,578,065		$1,712,190

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	March 31, 2017	December 31, 2016
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	72%
Percentage of fair value of mortgage loans with unpaid-principal balance-to-current-property-value in excess of 100%	41%	41%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida Massachusetts

Note 11—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$274,069	$341,846
Transfers from mortgage loans at fair value and advances	24,876	60,494
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(6,644)	(4,184)
Results of REO:
Valuation adjustments, net	(8,175)	(10,645)
Gain on sale, net	3,929	4,609
	(4,246)	(6,036)
Proceeds from sales	(63,224)	(64,908)
Balance at end of period	$224,831	$327,212

	March 31, 2017	December 31, 2016
	(in thousands)
At the end of period:
REO pledged to secure assets sold under agreements to repurchase	$111,594	$167,430
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	60,159	48,283
	$171,753	$215,713

Note 12—Mortgage Servicing Rights

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Amortized Cost:
Balance at beginning of period	$606,103	$404,101
MSRs resulting from mortgage loan sales	51,210	32,862
Amortization	(17,858)	(14,287)
Balance at end of period	639,455	422,676
Valuation Allowance:
Balance at beginning of period	(13,672)	(10,944)
Reversals of (additions to) impairment valuation allowance	1,504	(17,706)
Balance at end of period	(12,168)	(28,650)
MSRs, net	$627,287	$394,026
Fair value at beginning of period	$626,334	$424,154
Fair value at end of period	$662,584	$405,635

	March 31, 2017	December 31, 2016
	(in thousands)
MSRs carried at lower of cost or fair value pledged to secure notes payable	$617,947	$592,431

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the March 31, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12 months ended March 31,	amortization
(in thousands)
2018	$72,142
2019	66,916
2020	61,375
2021	55,998
2022	50,657
Thereafter	332,367
Total	$639,455

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance at beginning of period	$64,136	$66,584
Purchases	62	2,602
MSRs resulting from mortgage loan sales	7,478	3,300
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	32	(8,952)
Other changes in fair value (2)	(2,025)	(2,463)
	(1,993)	(11,415)
Balance at end of period	$69,683	$61,071

	March 31, 2017	December 31, 2016
	(in thousands)
MSRs carried at fair value pledged to secure notes payable	$68,812	$64,136

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Contractually-specified servicing fees	$37,281	$27,779
Ancillary and other fees:
Late charges	1,037	958
Other	187	136
	$38,505	$28,873

Note 13—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	2.57%	2.23%
Average balance	$3,267,864	$2,797,301
Total interest expense	$22,182	$20,412
Maximum daily amount outstanding	$4,330,825	$3,577,236

(1)	Excludes the effect of amortization of debt issuance costs of $2.3 million and $2.1 million for the quarters ended March 31, 2017 and 2016, respectively.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,500,667	$3,784,685
Unamortized debt issuance costs	(477)	(684)
	$3,500,190	$3,784,001
Weighted-average interest rate	2.40%	2.70%
Available borrowing capacity:
Committed	$380,298	$518,932
Uncommitted	1,247,941	1,092,253
	$1,628,239	$1,611,185
Margin deposits placed with counterparties included in Other assets	$16,690	$29,634
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$1,089,610	$863,802
Mortgage loans acquired for sale at fair value	$1,182,466	$1,627,010
Mortgage loans at fair value	$1,224,262	$1,345,021
Real estate acquired in settlement of loans	$171,753	$215,713
Real estate held for investment	$11,714	$—
CRT Agreements:
Deposits securing CRT agreements	$412,594	$414,610
Derivative assets	$13,689	$9,078

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at March 31, 2017	Contractual balance
(in thousands)
Within 30 days	$2,162,254
Over 30 to 90 days	298,143
Over 90 days to 180 days	119,017
Over 180 days to 1 year	732,396
Over one year to two years	188,857
$3,500,667
Weighted average maturity (in months)	3.7

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2017:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$144,719	April 27, 2017	April 28, 2017
Citibank, N.A.	$176,898	May 2, 2017	March 2, 2018
JPMorgan Chase & Co.	$102,082	May 16, 2017	March 14, 2018
Bank of America, N.A.	$18,198	May 26, 2017	May 26, 2017
Morgan Stanley	$6,965	June 19, 2017	August 25, 2017
Barclays Bank PLC	$2,485	June 18, 2017	December 1, 2017

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$29,450	April 14, 2017
Daiwa Capital Markets America Inc.	$8,560	April 15, 2017
JPMorgan Chase & Co.	$2,283	April 7, 2017
Wells Fargo, N.A.	$7,975	April 10, 2017
Royal Bank of Canada	$6,349	May 11, 2017

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$58,789	April 10, 2017
Bank of America, N.A.	$31,167	April 11, 2017
BNP Paribas Corporate & Institutional Banking	$19,384	April 13, 2017

Note 14—Mortgage Loan Participation and Sale Agreements

Certain borrowing facilities secured by mortgage loans acquired for sale are in the form of mortgage loan participation and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such mortgage loans and the sale of the resulting security. A commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

The purchase price paid by the lender for each participation certificate is based on the trade price of the security, plus an amount of interest expected to accrue on the security to its anticipated delivery date, minus a present value adjustment, any related hedging costs and a holdback amount. The holdback amount is based on a percentage of the purchase price and is not required to be paid to the Company until the settlement of the security and its delivery to the lender.

Mortgage loan participation and sale agreements are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	2.08%	1.68%
Average balance	$64,498	$68,598
Total interest expense	$366	$327
Maximum daily amount outstanding	$97,404	$97,672

(1)	Excludes the effect of amortization of debt issuance costs of $31,000 and $36,000 for the quarters ended March 31, 2017 and 2016, respectively.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$72,975	$25,917
Unamortized debt issuance costs	—	—
	$72,975	$25,917
Weighted-average interest rate	2.23%	2.02%
Mortgage loans acquired for sale pledged to secure mortgage loan participation and sale agreements	$75,461	$26,738

Note 15—Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency (“FHFA”) issued a final rule establishing new requirements for membership in the Federal Home Loan Banks. The final rule excludes captive insurance companies such as the Company’s insurance subsidiary, Copper Insurance, LLC, from membership.

For captive insurance companies that became members since the rule was proposed in 2014, including Copper Insurance, LLC, and membership must be terminated within one year, and no additional advances may be made. Accordingly, the Company has repaid all of the advances outstanding as of March 31, 2016.

The FHLB advances are summarized below:

Quarter ended March 31,
2016
(dollars in thousands)
Weighted-average interest rate	0.49%
Average balance	$98,038
Total interest expense	$122
Maximum daily amount outstanding	$201,130

Note 16—Notes Payable

On March 24, 2017, the Company, through PennyMac Corp (“PMC”) and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that maybe transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $220 million. The note matures on December 1, 2017, subject to a wind down period of up to one year following such maturity date.

On March 24, 2017, the Company, through PMC and PMH, entered into a second Amended and Restated Loan and Security Agreement with Citibank, N.A., Pursuant to which PMC and PMH finance certain MSRs (inclusive of any related excess servicing spread and/or junior excess strips arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Fannie Mae securities (collectively, the “Fannie MSRs”) in an aggregate loan amount not to exceed $400 million, all of which is committed. The note matures on March 2, 2018.

Following is a summary of financial information relating to the notes payable:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	5.13%	4.59%
Average balance	$260,384	$213,616
Total interest expense	$4,305	$3,344
Maximum daily amount outstanding	$275,106	$234,476

(1)	Excludes the effect of amortization of debt issuance costs of $998,000 and $825,000 for the quarters ended March 31, 2017 and 2016, respectively.

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$100,106	$275,106
Unamortized debt issuance costs	(18)	—
	$100,088	$275,106
Weighted-average interest rate	5.12%	4.73%
MSRs pledged to secure notes payable	$686,759	$656,567

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Weighted-average fair value	$347,854	$315,991
Interest expense	$3,409	$1,352
Weighted-average effective interest rate	3.48%	3.34%

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Carrying value	$340,365	$353,898
UPB	$341,550	$355,494
Weighted-average interest rate	3.50%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of March 31, 2017, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Weighted-average UPB	$250,000	$250,000
Interest expense (1)	$3,627	$3,612

(1)	Total interest expense includes amortization of debt issuance costs of $268,000 and $253,000 for the quarters ended March 31, 2017 and 2016, respectively..

	March 31, 2017	December 31, 2016
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(3,643)	(3,911)
	$246,357	$246,089

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$15,350	$20,171
Provision for losses:
Pursuant to mortgage loan sales	673	571
Reduction in liability due to change in estimate	(4,576)	(1,724)
Losses incurred	—	(306)
Recoveries	—	—
Balance, end of period	$11,447	$18,712
UPB of mortgage loans subject to representations and warranties at end of period	$58,797,849	$43,464,887

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2017, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2017
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,464,906
Commitments to fund Deposits securing CRT agreements (1)	$149,220

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 21—Shareholders’ Equity

Issuance of Preferred Shares of Beneficial Interest

On March 9, 2017, the Company issued 4,600,000 of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (“Series A Preferred Shares”). From, and including, the date of original issuance to, but not including, March 15, 2024, the Company will pay cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference. PMT will pay quarterly cumulative dividends on the Series A Preferred Shares, in arrears, on the 15th day of each March, June, September and December, beginning on June 15, 2017 (provided that if any dividend payment date is not a business day, then the dividend that would otherwise have been payable on that dividend payment date may be paid on the next succeeding business day).

The Series A Preferred Shares will not be redeemable before March 15, 2024, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes or upon the occurrence of a change of control of the Company as described in the prospectus supplement filed with the SEC on March 6, 2017. On or after March 15, 2024 or within 120 days of the occurrence of a change in control, the Company may, at its option, redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends thereon to, but not including, the redemption date.

The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into common shares of beneficial interest, $0.01 par value per share, of PMT in connection with a change of control by the holders of the Series A Preferred Shares.

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

The following table summarizes the Company’s share repurchase activity:

	Quarter ended March 31,
	2017	2016	Cumulative Total (1)
	(in thousands)
Common shares repurchased	139	5,156	8,552
Cost of common shares repurchased	$2,307	$64,471	$117,015

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through March 31, 2017.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 3—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. No payments were made during the quarters ended March 31, 2017 and March 31, 2016.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. No payments were made during the quarters ended March 31, 2017 and March 31, 2016. The Reimbursement Agreement expires on February 1, 2019.

Note 22—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$281	$376
Mortgage-backed securities	6,772	2,712
Mortgage loans acquired for sale at fair value	11,502	9,264
Mortgage loans at fair value:
Distressed	19,651	29,186
Held in a VIE	3,729	5,529
Deposits securing CRT Agreements	408	141
Placement fees relating to custodial funds	1,071	—
Other	39	143
	43,453	47,351
From PFSI—ESS	4,647	7,015
	48,100	54,366
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	22,182	20,412
Mortgage loan participation and sale agreements	366	327
FHLB advances	—	122
Notes payable	4,305	3,344
Asset-backed financings of VIEs at fair value	3,409	1,352
Exchangeable Notes	3,627	3,612
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,062	972
Interest on mortgage loan impound deposits	423	261
	35,374	30,402
To PFSI—Assets sold under agreement to repurchase	1,805	1,602
	37,179	32,004
Net interest income	$10,921	$22,362

Note 23—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(55,907)	$(4,581)
Hedging activities	16,258	(32,577)
	(39,649)	(37,158)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	58,688	36,162
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(673)	(571)
Reduction in liability due to change in estimate	4,576	1,724
Change in fair value of financial instruments held at end of period:
IRLCs	4,945	4,688
Mortgage loans	8,587	6,737
Hedging derivatives	(19,850)	1,905
	(6,318)	13,330
Total from non-affiliates	16,624	13,487
From PFSI-cash gain	2,401	1,562
	$19,025	$15,049

Note 24—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$140	$5,099
Mortgage loans at fair value:
Distressed mortgage loans	3,216	14,395
Mortgage loans held in a VIE	316	8,394
CRT Agreements	18,587	(4,143)
Asset-backed financing of a VIE at fair value	(24)	(9,854)
Hedging derivatives	(4,144)	(162)
	18,091	13,729
From PFSI—ESS	(1,370)	(17,627)
	$16,721	$(3,898)

Note 25—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$38,505	$28,872
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(17,858)	(14,287)
Reversals of (additions to) impairment valuation allowance	1,504	(17,706)
Carried at fair value—change in fair value	(1,993)	(11,415)
(Loss) gain on hedging derivatives, net	(8,698)	29,960
	(27,045)	(13,448)
	11,460	15,424
From PFSI-MSR recapture income	292	130
Net mortgage loan servicing fees	$11,752	$15,554
Average servicing portfolio	$57,927,056	$43,253,977

(1)	Includes contractually specified servicing and ancillary fees, net of Agency guarantee fees.

Note 26—Share-Based Compensation Plans

As of March 31, 2017 and December 31, 2016, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Restricted share units granted	133,838	217,997
Performance share units granted	125,772	112,079
Total share units granted	259,610	330,076
Grant date fair value of restricted share units granted	$2,281	$2,699
Grant date fair value of performance share units granted	1,722	1,351
Total fair value of share units granted	$4,003	$4,050
Restricted share units vested	152,701	76,048
Performance share units vested	—	—
Total share units vested	152,701	76,048
Compensation expense	$1,527	$1,048

Note 27— Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$1,434	$2,561
Real estate held for investment	1,088	557
Insurance	338	318
Technology	318	435
Other	1,413	644
	$4,591	$4,515

Note 28—Income Taxes

The Company’s effective tax rate was (27.1)% and (31.3)% for the quarters ended March 31, 2017 and 2016, respectively. The Company’s taxable REIT subsidiary recognized a tax benefit of $6.6 million on a loss of $14.8 million while the Company’s reported consolidated pretax income was $22.6 million for the quarter ended March 31, 2017. For the same period in 2016, the Company’s taxable REIT subsidiary recognized a tax benefit of $3.5 million on a loss of $6.0 million while the Company’s reported consolidated pretax income was $11.0 million. The relative values between the tax benefit at the taxable REIT subsidiary and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 29—Segments and Related Information

During the quarter ended March 31, 2017, the Company changed the composition of its operating segments. The reporting used by the Company’s chief operating decision maker changed as the Company’s investment activities have become more diversified. The Manager has focused this broadened investment base on two classes of investments: credit sensitive and interest rate sensitive mortgage related assets.  As this focus has developed, the Manager’s reporting on and management of the Company’s investments has also developed along these lines.  Accordingly, during the quarter ended March 31, 2017, management re-evaluated this new information in relation to its definition of its operating segments.

The Company has redefined its segment reporting to separately distinguish its investment activities between credit sensitive and interest rate sensitive investments and certain corporate activities.

Credit sensitive investment strategies include investments in distressed mortgage loans, REO, CRT Agreements, non-Agency subordinated bonds and small balance commercial real estate mortgage loans. Interest rate sensitive strategies include investments in MSRs, ESS, Agency and senior non-Agency MBS and the related interest rate hedging activities.  The corporate segment includes certain interest income, management fee and corporate expense amounts.

Segment results for the quarter ended March 31, 2016 have been restated to conform prior year presentation to the new segment composition.

Financial highlights by operating segment are summarized below:

Quarter ended March 31, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$19,011	$14	$—	$—	$19,025
Net gain on investments	—	21,994	(5,273)	—	16,721
Net mortgage loan servicing fees	—	14	11,738	—	11,752
Interest income	11,357	20,321	16,102	320	48,100
Interest expense	(7,901)	(14,272)	(15,006)	—	(37,179)
	3,456	6,049	1,096	320	10,921
Other income (loss)	8,317	(2,268)	—	6	6,055
	30,784	25,803	7,561	326	64,474
Expenses:
Mortgage loan fulfillment and servicing and management fees payable to PFSI	16,575	4,348	6,133	—	27,056
Management fees	—	—	—	5,008	5,008
Other	1,737	2,028	684	5,353	9,802
	18,312	6,376	6,817	10,361	41,866
Pre-tax income (loss)	$12,472	$19,427	$744	$(10,035)	$22,608
Total assets at end of period	$1,292,513	$2,137,531	$2,432,419	$140,483	$6,002,946

Quarter ended March 31, 2016	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$15,297	$(248)	$—	$—	$15,049
Net gain on investments	—	9,804	(13,702)	—	(3,898)
Net mortgage loan servicing fees	—	—	15,554	—	15,554
Interest income	9,011	29,945	15,273	137	54,366
Interest expense	(5,356)	(16,814)	(9,834)	—	(32,004)
	3,655	13,131	5,439	137	22,362
Other income	6,927	(3,778)	—	—	3,149
	25,879	18,909	7,291	137	52,216
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	12,935	6,808	4,645	—	24,388
Management fees	—	—	—	5,352	5,352
Other	1,286	3,850	301	5,995	11,432
	14,221	10,658	4,946	11,347	41,172
Pre-tax income (loss)	$11,658	$8,251	$2,345	$(11,210)	$11,044
Total assets at end of period	$1,366,921	$2,776,988	$1,561,518	$115,013	$5,820,440

Note 30—Supplemental Cash Flow Information

	Quarter ended March 31,
	2017	2016
	(in thousands)
Cash paid for interest	$35,838	$36,594
Income taxes paid, net	$31	$175
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$58,688	$36,162
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$24,876	$60,494
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$6,644	$4,184
Receipt of ESS pursuant to recapture agreement with PFSI	$1,573	$1,911
Capitalization of servicing advances pursuant to mortgage loan modifications	$6,349	$—
Non-cash financing activities:
Dividends payable	$31,652	$32,695

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

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	March 31, 2017
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)				(in thousands)
March 31, 2017	$383,894	$151,376	13%	6%	$114,702	$20,843
December 31, 2016	$392,056	$143,259	12%	6%	$26,670	$19,706

(1)	Calculated in accordance with the respective Agency’s capital and liquidity requirements.

Noncompliance with the respective Agency’s capital and liquidity requirements can result in the respective Agency taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the respective Agency.

Note 32—Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Subtopic 606) (“ASU 2014-09”), which supersedes the guidance in the Revenue Recognition topic of the ASC. ASU 2014-09 clarifies the principles for recognizing revenue in order to improve comparability of revenue recognition practices across entities and industries with certain scope exceptions including financial instruments, leases, and guarantees. ASU 2014-09 provides guidance intended to assist in the identification of contracts with customers and separate performance obligations within those contracts, the determination and allocation of the transaction price to those identified performance obligations and the recognition of revenue when a performance obligation has been satisfied. ASU 2014-09 also requires disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.

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

The FASB has issued several amendments to ASU 2014-09, including:

•

In August 2015, ASU 2015-14, Revenue From Contracts With Customers (“ASU 2015-14”). This update deferred the initial effective date of ASU 2014-09. As a result of the issuance of ASU 2015-14, ASU 2014-09 is effective for annual reporting periods beginning on or after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

•

In March 2016, ASU 2016-08, Principal Versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments to this update are intended to improve the implementation guidance on principal versus agent considerations in ASU 2014-09 by clarifying how an entity should identify the unit of accounting (i.e. the specified good or service) and how an entity should apply the control principle to certain types of arrangements.

•

In May 2016, ASU 2016-12, Narrow-Scope Improvements and Practical Expedients. The amendments to this update clarify certain core recognition principles and provide practical expedients available at transition. The improvements address collectability, sales tax presentation, noncash consideration, contract modifications and completed contracts at transition.

•	In December 2016, ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The amendments to this update:
o

Clarify that guarantee fees within the scope of the Guarantees topic of the ASC (other than product or service warranties) are not within the scope of the Revenue from Contracts with Customers topic of the ASC. Entities should see the Derivatives and Hedging topic of the ASC, for guarantees accounted for as derivatives.

o

Clarify the Other Assets and Deferred Costs—Contracts with Customers subtopic of the ASC that when performing impairment testing an entity should (a) consider expected contract renewals and extensions and (b) include both the amount of consideration it already has received but has not recognized as revenue and the amount it expects to receive in the future.

o

Clarify the interaction of impairment testing with guidance in other ASC topics that impairment testing first should be performed on assets not within the scope of the Other Assets and Deferred Costs, Intangibles-Goodwill and Other and the Property, Plant, and Equipment topics (such as assets within the Inventory topic of the ASC), then assets within the scope of the Other Assets and Deferred Costs topic of the ASC, then asset groups and reporting units within the scope of the Other Assets and Deferred Costs, Intangibles-Goodwill and Other and the Property, Plant, and Equipment topics of the ASC.

o	Clarify that all contracts within the scope of the Financial Services – Insurance topic of the ASC are excluded from the scope of the Revenue from Contracts with Customers topic.
o

Provide optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue and expands the information that is required to be disclosed when an entity applies one of the optional exemptions.

o

Clarify that the disclosure of revenue recognized from performance obligations satisfied (or partially satisfied) in previous periods applies to all performance obligations and is not limited to performance obligations with corresponding contract balances.

•

In February 2017, ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). The amendments to this update clarify the scope of the Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets subtopic of the ASC, and to add guidance for partial sales of nonfinancial assets. ASU 2017-05 clarifies that:

o

A financial asset is within the scope of the Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets subtopic of the ASC if it meets the definition of an in substance nonfinancial asset and defines the term in substance nonfinancial asset, in part, as a financial asset promised to a counterparty in a contract if substantially all of the fair value of the assets (recognized and unrecognized) that are promised to the counterparty in the contract is concentrated in nonfinancial assets.

o

It excludes all businesses and nonprofit activities from the scope of the Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets subtopic of the ASC. Derecognition of all businesses and nonprofit activities should be accounted for in accordance with the Consolidation—Overall subtopic of the ASC.

o	An entity should identify each distinct nonfinancial asset or in substance nonfinancial asset promised to a counterparty and derecognize each asset when a counterparty obtains control of it.
o

An entity should allocate consideration to each distinct asset by applying the guidance in the Revenue from Contracts with Customers topic of the ASC on allocating the transaction price to performance obligations.

o

An entity must derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with the Consolidations topic and (2) transfers control of the asset in accordance with the Revenue from Contracts with Customers topic of the ASC. Once an entity transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset, it is required to measure any noncontrolling interest it receives (or retains) at fair value.

The Manager is currently evaluating the pending adoption of ASU 2014-09 and its amendments and their impact on the consolidated financial statements. The Manager does not expect the adoption of ASU 2014-09 to have a significant effect on the consolidated financial statements of the Company and has not yet identified which transition method will be applied upon adoption.

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

The classification and measurement guidance will be effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption of the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income is permitted and can be elected for all financial statements of fiscal years and interim periods that have not yet been issued or that have not yet been made available for issuance. The Manager does not believe that the adoption of ASU 2016-01 will have a significant effect on its consolidated financial statements.

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

ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. The adoption ASU 2016-09 did not have a significant effect on the Company’s consolidated financial statements.

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On April 28, 2017, the Company, through POP, PMC, PMH and PMC REO Financing Trust, LLC (“REO Subsidiary”), entered into a Second Amended and Restated Master Repurchase Agreement with CSFB, as administrative agent to the buyers, Credit Suisse AG, Cayman Islands Branch, as a buyer (“CS Cayman”), and Alpine Securitization LTD, as a buyer (“Alpine” and, together with CS Cayman, the “CS Buyers”)(the “CS Repurchase Agreement”), pursuant to which POP, PMC and/or PMH, as applicable, finance (i) newly originated mortgage loans that PMC purchases from correspondent lenders pending sale and/or securitization, and (ii) distressed mortgage loans and equity interests in REO Subsidiary owning real estate acquired upon settlement of mortgage loans (the “REO Properties”).

The maximum combined purchase price under the CS Repurchase Agreement, together with the Re-warehouse Facility (as defined below), was increased in connection with the amendment and restatement to $1.5 billion. The maximum combined committed purchase price is $650 million, all of which is committed and available for purchases under the CS Repurchase Agreement to the extent not reduced by purchased amounts outstanding under the Re-warehouse Facility and two other master repurchase agreements entered into by the Company in the ordinary course of its business to finance asset-backed securities with CS Cayman and one of its affiliates.

•

On April 28, 2017, the Company, through POP, also entered into a Second Amended and Restated Master Repurchase Agreement with CSFB, as administrative agent, and CS Buyers, pursuant to which POP may sell to CS Buyers, and later repurchase, newly originated mortgage loans for which POP provides financing to third-party mortgage loan originators (the “Re-warehouse Facility”). The maximum combined purchase price under the Re-warehouse Facility, together with the CS Repurchase Agreement, was increased in connection with the amendment and restatement to $1.5 billion. The maximum combined committed purchase price is $650 million, and the committed amount under the Re-warehouse Facility is equal to the lesser of (a) $300 million and (b) the maximum combined committed purchase price less all purchased amounts outstanding under the CS Repurchase Agreement.

•

On May 3, 2017, the Company, through PMC, entered into an amendment (the “Repurchase Amendment”) to its Master Repurchase Agreement, dated as of September 14, 2015, by and among Barclays, PMC, PLS and the Company (the “Barclays Repurchase Agreement”), pursuant to which PMC finances newly originated mortgage loans. Under the terms of the Repurchase Amendment, the maximum aggregate purchase price provided for in the Repurchase Agreement was temporarily increased from $400 million to $600 million, the available amount of which is reduced by any outstanding purchase amounts under the Participation Agreement (as defined below) and any borrowed amounts under a loan and security agreement by and among PMC, the Company and Barclays dated September 14, 2015. The period of the increase runs from May 15, 2017 to and including September 30, 2017.

•

On May 3, 2017, the Company, through PMC, also entered into an amendment (the “Participation Amendment) to its Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, by and among Barclays, PMC and PLS (the “Participation Agreement”), pursuant to which PMC may sell to Barclays participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac and are pending securitization. Under the terms of the Participation Amendment, the maximum aggregate purchase price provided for in the Participation Agreement was temporarily increased from $400 million to $600 million, the available amount of which is reduced by any outstanding repurchase amounts under the Barclays Repurchase Agreement and any borrowed amounts under a loan and security agreement by and among PMC, the Company and Barclays dated September 14, 2015. The period of the increase runs from May 15, 2017 to and including September 30, 2017.

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

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on, U.S residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. mortgage market, including credit sensitive assets such as distressed mortgage loans, credit risk transfer agreements (“CRT Agreements”) related to our correspondent production, non-Agency subordinate bonds, small-balance commercial real estate (including multifamily) loans and subordinate interests; and interest rate sensitive assets such as MSRs, ESS, MBS, and non-Agency senior MBS.

We have invested in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming mortgage loans we have purchased has been acquired from or through one or more subsidiaries of JPMorgan Chase & Co. and of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquired using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter ended March 31, 2017, we did not acquire distressed mortgage loans and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and real estate acquired in settlement of loans (“REO”) totaling $190.8 million. During the quarter ended March 31, 2016, we did not acquired distressed mortgage loans and we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO totaling $112.8 million.

During the quarter ended March 31, 2017 and March 31, 2016, we purchased newly originated prime credit quality loans with fair values totaling $14.5 billion and $10.2 billion, respectively, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan. During the quarter ended March 31, 2017, we received sourcing fees totaling $ 2.9 million relating to $ 9.6 billion in UPB of mortgage loans at fair value that we sold to PLS, as compared to $2.0 million relating to $6.5 billion in UPB loans that we sold to PLS for the same period in 2016.

During the quarter ended March 31, 2017, we received MSRs with fair values at initial recognition totaling $58.7 million compared to $36.2 million for the same period in 2016.

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole loans. During the quarter ended March 31, 2017, we made investments in CRT Agreements totaling $15.8 million and commitments to fund an additional $48.2 million of such agreements and held CRT related investments (composed of restricted cash and derivative financial instruments) totaling $489.5 million at March 31, 2017.

We supplement these activities through our participation in other mortgage-related activities, including:

•

Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $251.9 million and $50.7 million during the quarter ended March 31, 2017 and 2016, respectively.

•

Acquisition of ESS relating to MSRs held by PFSI. We did not purchase any ESS from PFSI and we received $1.6 million pursuant to a recapture agreement with PFSI, compared to receipt of $1.9 million of ESS pursuant to such recapture agreement for the same period in 2016.

•

Acquisition of small balance (typically under $10 million) commercial real estate loans. During the quarter ended March 31, 2017, we acquired $21.1 million in fair value of small balance commercial real estate loans.

•

To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. During the quarter ended March 31, 2017, we did not issue any of such securities.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. During the quarter ended March 31, 2017, we repurchased approximately 139,000 common shares at a cost of $2.3 million, for a cumulative total of 8.6 million common shares repurchased at a cost of $117.0 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

We believe that we qualify to be taxed as a real estate investment trust (“REIT”). We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent production business, is conducted in our TRS, which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Net investment income	$64,474	$52,216
Expenses	(41,866)	(41,172)
Benefit from income taxes	6,129	3,452
Net income	$28,737	$14,496
Pre-tax income (loss) by segment:
Correspondent production	$12,472	$11,658
Credit sensitive investment strategies	19,427	8,251
Interest rate sensitive investment strategies	744	2,345
Corporate	(10,035)	(11,210)
	$22,608	$11,044
Earnings per share:
Basic	$0.42	$0.20
Diluted	$0.40	$0.20
Dividends per share:
Declared	$0.47	$0.47
Paid	$0.47	$0.47
Per share closing prices:
During the period:
High	$17.75	$15.99
Low	$16.37	$11.21
At end of period	$17.75	$13.64

	March 31, 2017	December 31, 2016
Total assets (in thousands)	$6,002,946	$6,357,502
Book value per share	$21.86	$20.26

During the quarter ended March 31, 2017, we recorded net income of $28.7 million, or $0.40 per diluted share. Our net income for the quarter ended March 31, 2017 reflects net gain on mortgage loans acquired for sale of $19.0 million, supplemented by net gain on investments of $16.7 million and net interest income of $10.9 million. During the quarter ended March 31, 2017, we purchased $14.5 billion in fair value of newly originated mortgage loans. We recognized net gains on such loans totaling approximately $19.0 million including $58.7 million of MSRs retained upon sale of such loans. At March 31, 2017, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, $506.6 million of which were pending sale to PLS.

During the quarter ended March 31, 2016, we recorded net income of $14.5 million, or $0.20 per diluted share. Our net income for the quarter ended March 31, 2016 reflects net interest income of $22.4 million, supplemented by net gains on our investments totaling $3.9 million and net mortgage loan servicing fees of $15.6 million. During the quarter ended March 31, 2016, we purchased $10.2 billion in fair value of newly originated mortgage loans. We recognized gains on such loans totaling approximately $15.0 million, including $36.2 million of MSRs retained upon securitization or sale of such loans.

Our net income increased during the quarter ended March 31, 2017, as compared to the same period in 2016, primarily due to an increase in pretax income in our credit sensitive strategies segment of $11.2 million. Pretax income from this segment was $19.4 million during the quarter ended March 31, 2017, compared to pretax income of $8.3 million for the same period in 2016. During the quarter ended March 31, 2017, our credit sensitive strategies segment benefited from improved performance in its investment in CRT Agreements due to credit spread tightening compounded by growth in our investment in CRT Agreements partially offset by reduced gains on distressed mortgage loans.

In our correspondent production activities, our pretax net investment income increased during the quarter ended March 31, 2017, as compared to the same period in 2016, by $0.8 million from $11.7 million to $12.5 million. We received proceeds of $14.9 billion from the sale of mortgage loans during the quarter ended March 31, 2017, as compared to $10.1 billion during the same period in 2016. We issued $5.2 billion of IRLCs relating to Agency mortgage loans in the quarter ended March 31, 2017, an increase of $1.3 billion from the same period in 2016. Our net gain on mortgage loans acquired for sale increased due to an increase in mortgage loan volume that was partially offset by lower margins. Our increase in mortgage volume reflects the continued growth in the number of our correspondent sellers which more than offset the effect of the smaller mortgage origination market in 2017. The decrease in our margins reflects the effects of heightened competition resulting from the smaller mortgage origination market.

Net Investment Income

During the quarter ended March 31, 2017, we recorded net investment income of $64.5 million, comprised primarily of $19.0 million of net gain on mortgage loans acquired for sale, $16.7 million net gain on investments, $11.8 million of net loan servicing fees $10.9 million of net interest income, and $8.3 million of mortgage loan origination fees, partially offset by $4.2 million of losses from results of REO.

During the quarter ended March 31, 2016, we recorded net investment income of $52.2 million, comprised primarily of net interest income of $22.4 million, $15.0 million of net gain on mortgage loans acquired for sale, $15.6 million of net loan servicing fees, and $6.9 million of loan origination fees, partially offset by $6.0 million of losses from results of REO and $3.9 of net loss on investments.

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by GAAP, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS, and derivatives), a portion of our MSRs and our asset-backed financing at fair value and interest-only security payable, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to MBS, mortgage loans held in a VIE, and asset-backed financing.

The amounts of non-cash income items included in net investment income are as follows:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	$58,688	$36,162
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(673)	(571)
Reduction in liability due to change in estimate	4,576	1,724
Change in fair value during the period of financial instruments held at period end:
IRLCs	4,945	4,688
Mortgage loans acquired for sale	8,587	6,737
Hedging derivatives	(19,850)	1,905
	56,273	50,645
Net gain (loss) on investments:
Mortgage-backed securities:
Agency	140	3,720
Non Agency	—	1,379
Mortgage loans:
at fair value	3,216	12,846
at fair value held in a variable interest entity	316	8,394
ESS	(1,370)	(17,627)
CRT Agreements	10,019	(6,679)
Interest-only security payable at fair value	(487)	7
Asset-backed financing of a VIE	(24)	(9,854)
	11,810	(7,814)
Net mortgage loan servicing fees—MSR valuation adjustments	1,536	(26,658)
Net interest income:
Capitalization of interest pursuant to mortgage loan modifications	9,903	23,294
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(1,406)	6,060
	8,497	29,354
	$78,116	$45,527
Net investment income	$64,474	$52,216
Non-cash items as a percentage of net investment income	121%	87%

Cash is generated when mortgage loan investments are paid off, paid down or sold, when payments of principal and interest occur on such mortgage loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our provision for representations and warranties when we repurchase mortgage loans from investors. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan investments and REO, net gain in fair value that we accumulated over the period during which we owned mortgage loan investments and REO liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended March 31,
	2017			2016
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$25,376	$2,980	$387	$31,556	$3,285	$1,540
REO	63,201	(4,175)	4,979	64,908	1,587	4,609
	88,577	(1,195)	5,366	96,464	4,872	6,149
Distressed mortgage loan sale (3)	73,536	9,573	45	—	—	—
	$162,113	$8,378	$5,411	$96,464	$4,872	$6,149

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.
(3)	Excludes $14.8 million in proceeds received during the quarter ended March 31, 2017 from the sale of seasoned loans originally acquired in our correspondent production business.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $6.4 million and $3.8 million for assets liquidated during the quarter ended March 31, 2017 and 2016, respectively.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(55,907)	$(4,581)
Hedging activities	16,258	(32,577)
	(39,649)	(37,158)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	58,688	36,162
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loan sales	(673)	(571)
Reduction in liability due to change in estimate	4,576	1,724
Change in fair value during the period of financial instruments held at period end:
IRLCs	4,945	4,688
Mortgage loans	8,587	6,737
Hedging derivatives	(19,850)	1,905
	(6,318)	13,330
Total from non-affiliates	16,624	13,487
From PFSI-cash gain	2,401	1,562
	$19,025	$15,049
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates:
Conventional mortgage loans	$5,184,350	$3,856,825
Jumbo mortgage loans	—	11,394
	5,184,350	3,868,219
Mortgage loans sold to PFSI:
Government-insured or guaranteed mortgage loans	9,291,920	6,510,763
	$14,476,270	$10,378,982
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$4,758,654	$3,373,732
UPB	$4,631,906	$3,259,363

	March 31, 2017	December 31, 2016
	(in thousands)
Fair value of mortgage loans acquired for sale held :
Conventional mortgage loans	$739,125	$853,852
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	506,592	804,616
Commercial mortgage loans	25,547	8,961
Mortgage loans repurchased pursuant to representations and warranties	7,177	5,683
	$1,278,441	$1,673,112

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The increase in gain on mortgage loans acquired for sale during the quarter ended March 31, 2017, as compared to the same period in 2016 was due to an increase in mortgage loan volume partially offset by reduced margins. Our increase in mortgage volume reflects the continued growth in our correspondent network which more than the offset the effect of the smaller mortgage market in 2017. The decrease in our margins reflects the effects of heightened price competition in the smaller mortgage market.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2017	2016
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$4,856	$5,566
New indemnifications	2,069	—
Less:
Indemnified mortgage loans repurchased	—	—
Indemnified mortgage loans repaid or refinanced	—	327
Mortgage loans indemnified by PMT at end of period	$6,925	$5,239
Mortgage loans with deposits received from correspondent lenders collateralizing prospective indemnification losses at end of period	$645	$645
Repurchase activity:
Total mortgage loans repurchased by PMT	$4,102	$3,844
Less:
Mortgage loans repurchased by correspondent lenders	2,486	1,623
Mortgage loans repaid by borrowers	1,178	614
Mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$438	$1,607
Net losses charged to liability for representations and warranties	$—	$306
At end of period:
Mortgage loans subject to representations and warranties	$58,797,849	$43,464,887
Liability for representations and warranties	$11,447	$18,712

During the quarter ended March 31, 2017, we repurchased mortgage loans with UPBs totaling $4.1 million and recorded no net losses charged to the liability for representations and warranties, as compared to repurchases of $3.8 million and net losses of $306,000 during the same period in 2016. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses may increase.

The amount of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased mortgage loan from the selling correspondent originator and other external conditions that may change over the lives of the underlying mortgage loans. We may be required to incur losses related to such representations and warranties for several periods after the mortgage loans are sold or liquidated.

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and income. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $4.6 million reduction in liabilities for representations and warranties during the quarter ended March 31, 2017 due to our revised expectation of lower than originally anticipated losses in part due to the effects of the Agencies’ previously announced limitations on claims relating to mortgage loans with certain performance histories preceding their default.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The increase in fees during the quarter ended March 31, 2017, as compared to the same period in 2016 is reflective of the increase in the volume of mortgage loans we purchased during the 2017 period.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$140	$5,099
Mortgage loans at fair value:
Distressed	3,216	14,395
Held in a VIE	316	8,394
CRT Agreements	18,587	(4,143)
Asset-backed financings of a VIE at fair value	(24)	(9,854)
Hedging derivatives	(4,144)	(162)
	18,091	13,729
From PFSI—ESS	(1,370)	(17,627)
	$16,721	$(3,898)

The increase in net gain (loss) on investments during the quarter ended March 31, 2017, as compared to the same period in 2016, was caused by gains in our CRT Agreements during the quarter ended March 31, 2017 as compared to losses during the quarter ended March 31, 2016 compounded by the growth in the average investment in CRT Agreements. The gain in the quarter ended March 31, 2017 reflects credit spread tightening during the period as compared to credit spread widening during the quarter ended March 31, 2016. This improvement was supplemented by a significantly reduced loss on the Company’s investment in ESS during the quarter ended March 31, 2017. This improvement reflects relative stability of the interest rate environment during the quarter ended March 31, 2017, along with a smaller average investment in ESS as compared to 2016.

Mortgage-Backed Securities

During the quarter ended March 31, 2017, we recognized net valuation gains on MBS of $140,000, as compared to net valuation gains of $5.1 million for the quarter ended March 31, 2016. The decrease in gains we recorded for the quarter ended March 31, 2017 reflects the effects of a steeper decline in mortgage interest rates during the quarter ended March 31, 2016, as compared to the quarter ended March 31, 2017.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Valuation changes:
Performing loans	$5,970	$4,884
Nonperforming loans	(3,169)	7,965
	2,801	12,849
Gain on payoffs	415	1,548
Loss on sales	—	(2)
	$3,216	$14,395
Average portfolio balance	$1,327,421	$2,064,101
Interest and fees capitalized	$9,903	$23,294
Number of mortgage loans relating to gain recognized on payoffs	81	106
UPB of mortgage loans relating to gain recognized on payoffs	$24,746	$26,273
Number of mortgage loans relating to loss recognized on sales	373	1
UPB of mortgage loans relating to loss recognized on sales	$103,767	$500

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to gains of $2.8 million in the quarter ended March 31, 2017, as compared to gains of $12.8 million for the same period in 2016. We recognize gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains on sales represent settlement adjustments realized at the date of sale. Cash is generated when mortgage loans are paid off or sold, when payments of principal and interest occur on such loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property has been sold.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. However, the fair value of the loan does not immediately increase significantly. Therefore, the interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter ended March 31, 2017, we capitalized interest totaling $9.9 million, as compared to $23.3 million for the quarter ended March 31, 2016.

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Gains on nonperforming mortgage loans decreased during the quarter ended March 31, 2017 as compared to the same period in 2016 as our expected cash flow realization for certain segments of the portfolio declined due to lower expected recoveries in the event of default as well as higher realized and expected collection costs associated with the resolution of those loans.

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended March 31,
	2017		2016
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	175	$49,930	219	$56,929
Term extension	244	$74,670	335	$92,790
Capitalization of interest and fees	265	$79,870	352	$97,729
Principal forbearance	115	$39,457	91	$28,895
Principal reduction	91	$28,489	209	$60,809
Total (1)	265	$79,870	352	$97,729
Defaults of mortgage loans modified in the prior year period		$5,242		$789
As a percentage of relevant balance of loans before modification		7%		2%
Defaults during the period of mortgage loans modified since acquisitions (3)		$47,860		$26,629
As a percentage of relevant balance of loans before modification		10%		4%
Repayments and sales of mortgage loans modified in the prior year period		$15,339		$101
As a percentage of relevant balance of loans before modification		16%		0%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended March 31,
	2017		2016
	Before	After	Before	After
Category	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$301	$333	$278	$296
Remaining term (months)	353	468	327	448
Interest rate	4.29%	3.04%	4.95%	3.67%
Forbeared principal	$24	$31	$—	$18

CRT Agreements

The activity in our CRT Agreements is summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$1,834,295	$1,923,113
Deposits of cash securing CRT Agreements	$15,793	$66,706
Increase in commitments to fund Deposits securing credit risk transfer Agreements resulting from sale of mortgage loans under CRT Agreements	$48,150	$—
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$10,288	$2,536
Resulting from valuation changes	10,019	(6,679)
	20,307	(4,143)
Change in fair value of interest-only security payable at fair value	(1,720)	—
	$18,587	$(4,143)
Interest earned on Deposits securing CRT Agreements	$408	$141

	March 31, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$15,978,755	$14,379,850
Commitments to fund Deposits securing CRT agreements	$149,220	$92,109
Carrying value of investments in CRT Agreements (1)	$489,465	$465,669

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to growth in the portfolio of mortgage loans subject to CRT Agreements during 2017 as compared to 2016 and the effect of credit spread decreases (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to a U.S. Treasury security) on the fair value of the derivative assets included in the CRT Agreements. During 2016, we experienced increased credit spreads related to our CRT Agreements resulting in unrealized losses.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $1.4 million for the quarter ended March 31, 2017, as compared to fair value losses of $17.6 million for the quarter ended March 31, 2016. The reduction in losses was driven by the relative stability of the interest rate environment in 2017 compared to the same period in 2016 along with a decrease in our investment in ESS. Our average investment in ESS decreased from $379.3 million for the quarter ended March 31, 2016 to $285.4 million for the quarter ended March 31, 2017.

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

Net loan servicing fees are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$38,505	$28,872
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(17,858)	(14,287)
Reversals of (additions to) impairment valuation allowance	1,504	(17,706)
Carried at fair value—change in fair value	(1,993)	(11,415)
(Losses) gain on hedging derivatives	(8,698)	29,960
	(27,045)	(13,448)
From PFSI-MSR recapture income	292	130
Net loan servicing fees	$11,752	$15,554
Average servicing portfolio	$57,927,056	$43,253,977

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net loan servicing fees decreased $3.8 million, or 24%, during the quarter ended March 31, 2017, as compared to the same period in 2016. The decrease during the quarter ended March 31, 2017, as compared to the same period in 2016, was primarily due to a $13.6 million increase in the negative effect of MSRs that was caused by a $38.7 million increase in hedge costs that more than offset a $28.6 million decrease in impairment and fair value reduction. This effect was partially offset by an increase in loan servicing fees of $9.6 million, or 33%.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during the quarter ended March 31, 2017 of $292,000, as compared to $130,000 for the quarter ended March 31, 2016.

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

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
MSRs carried at fair value	$69,683	$64,136
UPB of mortgage loans underlying MSRs	$6,195,339	$5,763,957
MSR carried at lower of amortized cost or fair value:
Amortized cost	$639,455	$606,103
Valuation allowance	(12,168)	(13,672)
Carrying value	$627,287	$592,431
Fair value	$662,584	$626,334
UPB of mortgage loans underlying MSRs	$53,355,108	$50,539,707
Total MSR:
Carrying value	$696,970	$656,567
Fair value	$732,267	$690,470
UPB of mortgage loans underlying MSRs	$59,550,447	$56,303,664
Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	25	25
MSRs carried at fair value	25	25
Average note interest rate:
MSRs carried at lower of amortized cost or fair value	3.8%	3.8%
MSRs carried at fair value	4.7%	4.7%

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$11,502	$—	$11,502	$1,099,406	4.18%
Investment activities:
Short-term investments	281	—	281	78,357	1.43%
Mortgage-backed securities:
Agency	8,090	(1,318)	6,772	957,596	2.83%
Non-Agency prime jumbo	—	—	—	—	—
	8,090	(1,318)	6,772	957,596	2.83%
Mortgage loans:
Distressed	9,748	9,903	19,651	1,327,421	5.92%
Held by variable interest entity	3,430	299	3,729	361,110	4.13%
	13,178	10,202	23,380	1,688,531	5.54%
Interest earned on Deposits securing CRT Agreements	408	—	408	454,466	0.36%
ESS from PFSI	4,647	—	4,647	285,386	6.51%
Total investment activities	26,604	8,884	35,488	3,464,336	4.10%
Placement fees relating to custodial funds	1,071	—	1,071	—	—
Other	39	—	39	—	—
	39,216	8,884	48,100	4,563,742	4.22%
Liabilities:
Assets sold under agreements to repurchase	19,883	2,299	22,182	3,267,864	2.72%
Mortgage loan participation and sale agreements	335	31	366	64,498	2.27%
Notes payable	3,341	964	4,305	260,384	6.61%
Asset-backed financings of a VIE at fair value	3,022	387	3,409	347,854	3.92%
Exchangeable Notes	3,359	268	3,627	250,000	5.80%
Assets sold to PFSI under agreements to repurchase	1,851	(46)	1,805	150,000	4.81%
Federal Home Loan Bank advances	—	—	—	—	—
	31,791	3,903	35,694	4,340,600	3.29%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,062	—	1,062	—	—
Interest on mortgage loan impound deposits	423	—	423	—	—
	33,276	3,903	37,179	4,340,600	3.43%
Net interest income	$5,940	$4,981	$10,921
Net interest margin					0.96%
Net interest spread					0.79%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Quarter ended March 31, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$9,264	$—	$9,264	$918,741	4.03%
Investment activities:
Short-term investments	376	—	376	47,189	3.19%
Mortgage-backed securities:
Agency	1,886	6	1,892	229,394	3.30%
Non-Agency prime jumbo	813	7	820	95,913	3.42%
	2,699	13	2,712	325,307	3.33%
Mortgage loans:
Distressed	5,892	23,294	29,186	2,064,101	5.66%
Held by variable interest entity	4,300	1,229	5,529	454,538	4.87%
	10,192	24,523	34,715	2,518,639	5.51%
ESS from PFSI	7,015	—	7,015	379,273	7.40%
Total investment activities	20,282	24,536	44,818	3,270,408	5.48%
Placement fees relating to custodial funds	—	—	—	—	—
Interest earned on Deposits securing CRT Agreements	141	—	141	24,347	2.32%
Other	143	—	143	—	—
	29,830	24,536	54,366	4,213,496	5.19%
Liabilities:
Assets sold under agreements to repurchase	18,325	2,087	20,412	2,797,301	2.92%
Mortgage loan participation and sale agreements	291	36	327	68,598	1.91%
Notes payable	2,519	825	3,344	213,616	6.26%
Asset-backed financings of VIEs at fair value	2,669	(1,317)	1,352	315,991	1.71%
Exchangeable Notes	3,359	253	3,612	250,000	5.78%
Note payable to PFSI	1,266	336	1,602	150,000	4.27%
Federal Home Loan Bank advances	122	0	122	98,038	0.50%
	28,551	2,220	30,771	3,893,544	3.16%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	972	—	972	—	—
Interest on mortgage loan impound deposits	261	—	261	—	—
	29,784	2,220	32,004	3,893,544	3.29%
Net interest income	$46	$22,316	$22,362
Net interest margin					2.14%
Net interest spread					1.90%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2017
	vs.
	Quarter ended March 31, 2016
	Increase (decrease) due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets:
Correspondent production:
Mortgage loans acquired for sale at fair value	$447	$1,791	$2,238
Investment activities:
Short-term investments	(265)	170	(95)
Mortgage -backed securities:
Agency	(282)	5,162	4,880
Non-Agency prime jumbo	—	(820)	(820)
	(282)	4,342	4,060
Mortgage loans at fair value:
Distressed	1,561	(11,096)	(9,535)
Held by variable interest entity	(734)	(1,066)	(1,800)
Total mortgage loans	827	(12,162)	(11,335)
ESS from PFSI	(728)	(1,640)	(2,368)
Total investment activities	(448)	(9,290)	(9,738)
Placement fees relating to custodial funds	—	1,071	1,071
Interest earned on Deposits securing CRT Agreement	(212)	479	267
Other	—	(104)	(104)
	(213)	(6,053)	(6,266)
Liabilities:
Assets sold under agreements to repurchase	(1,311)	3,081	1,770
Mortgage loan participation and sale agreement	60	(21)	39
FHLB advances	—	(122)	(122)
Asset backed secured financing of VIEs at fair value	1,911	146	2,057
Exchangeable Notes	15	—	15
Notes payable	227	734	961
Assets sold to PFSI under agreement to repurchase and note payable to PFSI	203	—	203
	1,105	3,818	4,923
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	90	90
Interest on mortgage loan impound deposits	—	162	162
	1,105	4,070	5,175
Net interest income	$(1,318)	$(10,123)	$(11,441)

During the quarter ended March 31, 2017, we earned net interest income of $10.9 million, as compared to $22.4 million for the quarter ended March 31, 2016. The decrease in net interest income between quarters was due to a decrease in average investment in mortgage loans at fair value, which are our highest yielding assets, compounded by the growth in our borrowings to finance non-interest earning MSRs. This reduction was partially offset by growth in our average investment in MBS and mortgage loans acquired for sale.

During the quarter ended March 31, 2017, we recognized interest income on mortgage loans at fair value and mortgage loans at fair value held by VIEs totaling $23.4 million, including $9.9 million of interest capitalized pursuant to loan modifications, which compares to $34.7 million, including $23.3 million of interest capitalized pursuant to loan modifications in the quarter ended March 31, 2016. The decrease in interest income was primarily the result of continuing sales and liquidations of our distressed mortgage loans.

At March 31, 2017, approximately 54% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 55% at December 31, 2016. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs and performance status as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At March 31, 2017, we held $663.6 million in fair value of nonperforming mortgage loans and $224.8 million in carrying value of REO, as compared to $743.0 million in fair value of nonperforming mortgage loans and $274.1 million in carrying value of REO at December 31, 2016.

During the quarter ended March 31, 2017, we incurred interest expense totaling $37.2 million, as compared to $32.0 million during the quarter ended March 31, 2016. Our interest cost on interest bearing liabilities was 3.29% for the quarter ended March 31, 2017 and 3.16% for the quarter ended March 31, 2016. The increase in interest expense reflects higher borrowing costs associated with funding investments in MSRs and ESS in the quarter ended March 31, 2017, as compared to the quarter ended March 31, 2016.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2017, we recorded net losses of $4.2 million as compared to $6.0 million for the same period in 2016, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$63,224	$64,908
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(8,175)	(10,645)
Gain on sale, net	3,929	4,609
	$(4,246)	$(6,036)
Number of properties sold	294	376
Average carrying value of REO	$252,996	$338,435
End of period:
Carrying value	$224,831	$327,212
Number of properties	911	1,501

Losses from REOs during the quarter ended March 31, 2017 decreased from the same period in 2016. The decrease in losses from REOs during the quarter ended March 31, 2017, as compared to 2016, was due to smaller overall REO portfolio during 2017 as compared to 2016.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$16,570	$12,935
Mortgage loan servicing fees	10,486	11,453
Management fees	5,008	5,352
Compensation	1,892	1,289
Mortgage loan origination	1,512	1,121
Professional services	1,453	2,293
Mortgage loan collection and liquidation	354	2,214
Other	4,591	4,515
	$41,866	$41,172

Expenses increased $694,000, or 2%, during the quarter ended March 31, 2017, as compared to the same period in 2016, primarily due to higher mortgage loan fulfillment fees from an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a reduction in mortgage loan collection and liquidation expenses resulting from increased recoveries in 2017 as compared to 2016.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended March 31,
	2017	2016
	(dollars in thousands)
Fulfillment fee expense	$16,570	$12,935
UPB of mortgage loans fulfilled by PLS	$4,631,906	$3,259,363
Average fulfillment fee rate (in basis points)	36	40

The increase in loan fulfillment fees of $3.6 million during the quarter ended March 31, 2017, as compared to the same period in 2016 is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to contractual reductions in the fulfillment fee following a change in the mortgage banking services agreement with PFSI in September 2016.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees decreased by $967,000 during the quarter ended March 31, 2017, as compared to the same period in 2016. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio. The decrease in mortgage loan servicing fees for the quarter ended March 31, 2017, as compared to the same period in 2016, was primarily due to a decrease in our average investment in distressed mortgage loans at fair value of $736.7 million as a result of the sales and liquidations of our distressed loans during 2016. Servicing fees relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the increased cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans have a much more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$65	$56
Activity-based	143	115
	208	171
Mortgage loans at fair value:
Distressed mortgage loans:
Base	1,958	3,359
Activity-based	2,390	3,449
	4,348	6,808
Mortgage loans held in VIE:
Base	31	41
Activity-based	—	—
	31	41
MSRs:
Base	5,806	4,344
Activity-based	93	89
	5,899	4,433
	$10,486	$11,453
Average investment in:
Mortgage loans acquired for sale at fair value	$1,099,406	$918,741
Mortgage loans at fair value:
Distressed mortgage loans	$1,327,421	$2,064,101
Mortgage loans held in a VIE	$361,110	$454,538
Average mortgage loan servicing portfolio	$57,927,056	$43,253,977

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Base	$5,008	$5,352
Performance incentive	—	—
	$5,008	$5,352

Management fees decreased by $344,000 during the quarter ended March 31, 2017, as compared to the same period in 2016, primarily due to the decrease in our shareholders’ equity, which is the basis for the calculation of our base management fee, as a result of our share repurchases and dividend distributions.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Compensation

Compensation expense increased $603,000 during the quarter ended March 31, 2017, as compared to the same period in 2016, primarily due to increased share-based compensation expense, reflecting the effects of a generally higher share price in the 2017 period than in the 2016 period on the portion of our restricted share unit grants that are accounted for using variable accounting.

Professional Services

Professional service expense decreased $840,000 during the quarter ended March 31, 2017 as compared to the same period in 2016, primarily due to a decrease in loan monitoring-related expenses resulting from sales and repayments of our portfolio of distressed mortgage loans and to initial costs relating to the CRT Agreements during 2016 that did not recur during 2017.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses decreased $1.9 million during the quarter ended March 31, 2017, as compared to the same period in 2016, due to an increase in recoveries of previously incurred costs that we realized during 2017, as compared to 2016.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$1,434	$2,561
Real estate held for investment	1,088	557
Insurance	338	318
Technology	318	435
Other	1,413	644
	$4,591	$4,515

Other expenses increased during the quarter ended March 31, 2017, as compared to the same period in 2016 by $76,000, primarily due to higher expenses incurred in the management of our real estate held for investment partially offset by a reduction in common overhead allocation from PFSI.

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

Our effective tax rate was (27.1)% and (31.3)% for the quarter ended March 31, 2017 and 2016, respectively. Our taxable REIT subsidiary recognized a tax benefit of $6.6 million on a loss of $14.8 million while our consolidated pretax income was $22.6 million for the quarter ended March 31, 2017. For the same period in 2016, the taxable REIT subsidiary recognized a tax benefit of $3.5 million on a loss of $6.0 million while our consolidated pretax income was $11.0 million. The relative values between the tax benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to non-taxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2017	2016
	(in thousands)
Assets
Cash	$120,049	$34,476
Investments:
Short-term investments	19,883	122,088
Mortgage-backed securities	1,089,610	865,061
Mortgage loans acquired for sale at fair value	1,278,441	1,673,112
Mortgage loans at fair value	1,583,356	1,721,741
ESS	277,484	288,669
Derivative assets	41,213	33,709
Real estate acquired in settlement of loans	224,831	274,069
Real estate held for investment	35,537	29,324
MSRs	696,970	656,567
Deposits securing CRT Agreements	463,836	450,059
	5,711,161	6,114,399
Other	171,736	208,627
Total assets	$6,002,946	$6,357,502
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreements	$3,573,165	$3,809,918
Notes payable	100,088	275,106
Asset-backed financing of a VIE at fair value	340,365	353,898
Exchangeable Notes	246,357	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	150,000	150,000
Interest-only security payable at fair value	4,601	4,114
	4,414,576	4,839,125
Other	129,780	167,263
Total liabilities	4,544,356	5,006,388
Shareholders’ equity	1,458,590	1,351,114
Total liabilities and shareholders’ equity	$6,002,946	$6,357,502

Total assets decreased by approximately $354.6 million, or 6%, during the period from December 31, 2016 through March 31, 2017, primarily due to a $394.7 million decrease in mortgage loans acquired for sale at fair value, a $138.4 million decrease in mortgage loans at fair value, a $49.2 million reduction in REO a $16.6 million decrease in cash and short-term investments and an $11.2 million decrease in ESS. These reductions were offset by a $224.5 million increase in MBS and a $13.8 million increase in deposits securing CRT Agreements.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2017	2016
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$9,716,000	$6,775,489
Agency-eligible	4,758,654	3,366,853
Jumbo	—	6,879
Commercial mortgage loans	21,105	4,715
	$14,495,759	$10,153,936
UPB of correspondent mortgage loan purchases	$13,932,671	$9,687,223
Gain on mortgage loans acquired for sale	$19,025	$15,049
Fair value of correspondent loans in inventory at end of period pending sale to:
PFSI	$506,592	$596,166
Non-affiliates	771,849	743,467
	$1,278,441	$1,339,633

During the quarter ended March 31, 2017, we purchased for sale $14.5 billion in fair value of correspondent production loans, as compared to $10.2 billion in fair value of correspondent production loans during the quarter ended March 31, 2016. The increase in correspondent purchases during the quarter ended March 31, 2017, as compared to the same period in 2016, is a result of the interest rate environment and continued growth in our correspondent production seller network.

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

Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended March 31,
	2017	2016
	(in thousands)
MBS	$251,872	$50,702
MSRs received in mortgage loan sales and purchases of MSRs	58,688	38,764
Deposits of restricted cash relating to CRT Agreements	15,793	66,706
Additional commitments to fund deposits securing CRT Agreements	48,150	—
	$374,503	$156,172

Our acquisitions during the quarter ended March 31, 2017 and 2016 were financed through the use of a combination of proceeds from liquidations of existing investments and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our Agency and non-Agency prime jumbo MBS holdings:

	March 31, 2017					December 31, 2016
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Freddie Mac	$214,059	$208,898	8.1	3.5%	3.1%	$173,258	$169,025	7.7	3.5%	3.1%
Fannie Mae	875,551	854,158	7.6	3.5%	3.1%	691,803	674,375	7.3	3.5%	3.1%
	1,089,610	1,063,056				865,061	843,400
	$1,089,610	$1,063,056				$865,061	$843,400

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the underlying real estate collateral is summarized below:

	March 31, 2017		December 31, 2016
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$565,982	$863,451	$611,584	$957,313
Nonperforming loans	663,571	1,016,425	742,988	1,123,277
	$1,229,553	$1,879,876	$1,354,572	$2,080,590

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

Following is a summary of the distribution of our portfolio of mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$277,106	49%	3.69%	$237,907	36%	5.26%	$296,901	49%	3.84%	$267,348	36%	5.38%
ARM/Hybrid	67,667	12%	3.84%	358,902	54%	4.99%	81,983	13%	3.71%	411,824	55%	4.91%
Interest rate step-up	221,209	39%	2.54%	66,762	10%	2.37%	232,700	38%	2.56%	63,816	9%	2.35%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$565,227	100%	3.25%	$663,432	100%	4.76%	$610,926	100%	3.32%	$742,785	100%	4.82%
2nd lien	755	0%	3.96%	139	0%	9.79%	658	0%	4.00%	203	0%	8.38%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$426,749	76%	3.32%	$358,499	54%	4.66%	$469,761	77%	3.42%	$398,137	54%	4.74%
Investment property	138,056	24%	3.03%	304,879	46%	4.90%	140,672	23%	3.05%	344,523	46%	4.92%
Other	1,177	0%	3.52%	193	0%	2.93%	1,151	0%	3.52%	328	0%	5.26%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$9	0%	0.65%	$—	0%		$10	0%	0.60%	$—	0%
12 - 35 months	181	0%	3.63%	17	0%	4.70%	15,519	3%	4.29%	33	0%	4.60%
36 - 59 months	428	0%	5.07%	10	0%	0.63%	319	0%	4.95%	45	0%	1.56%
60 months or more	565,364	100%	3.25%	663,544	100%	4.77%	595,736	97%	3.31%	742,910	100%	4.82%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$142,377	25%	3.45%	$120,834	18%	4.56%	$147,968	24%	3.52%	$131,629	18%	4.67%
600-649	121,982	22%	3.32%	122,191	18%	4.32%	128,843	21%	3.36%	141,404	19%	4.54%
650-699	152,664	27%	3.13%	204,305	31%	4.92%	159,423	26%	3.18%	223,325	30%	4.89%
700-749	109,772	19%	3.11%	162,586	25%	5.04%	125,092	20%	3.19%	182,767	25%	5.10%
750 or greater	39,187	7%	3.16%	53,655	8%	4.98%	50,258	9%	3.45%	63,863	8%	4.81%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$186,591	33%	3.92%	$215,122	32%	5.25%	$211,195	35%	4.01%	$236,515	32%	5.14%
80% - 99.99%	141,119	25%	3.52%	188,694	29%	4.73%	144,446	24%	3.52%	209,148	28%	4.82%
100% - 119.99%	109,695	19%	3.10%	131,750	20%	4.60%	112,903	18%	3.17%	155,154	21%	4.68%
120% or greater	128,577	23%	2.55%	128,006	19%	4.48%	143,040	23%	2.66%	142,171	19%	4.66%
	$565,982	100%	3.25%	$663,572	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$136,975	24%	3.32%	$89,353	14%	3.82%	$156,636	26%	3.36%	$104,793	14%	3.79%
New York	88,700	16%	2.73%	187,238	28%	5.37%	89,079	15%	2.86%	207,589	28%	5.44%
New Jersey	45,495	8%	2.63%	81,212	12%	4.78%	43,635	7%	2.69%	100,257	13%	4.85%
Florida	38,771	7%	2.92%	71,611	11%	5.23%	43,132	7%	2.96%	79,528	11%	5.29%
Other	256,041	45%	3.76%	234,157	35%	4.65%	279,102	45%	3.61%	250,821	34%	4.58%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

	March 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$426,710	75%	3.20%	$—	0%		$444,254	73%	3.26%	$—	0%
30 days delinquent	101,502	18%	3.36%	—	0%		115,514	19%	3.53%	—	0%
60 days delinquent	37,770	7%	3.53%	—	0%		51,816	8%	3.46%	—	0%
90 days or more delinquent	—	0%		304,368	46%	4.15%	—	0%		305,431	41%	4.26%
In foreclosure	—	0%		359,203	54%	5.30%	—	0%		437,557	59%	5.22%
	$565,982	100%	3.25%	$663,571	100%	4.77%	$611,584	100%	3.33%	$742,988	100%	4.82%

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

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	March 31, 2017	December 31, 2016
Discount rate
Range	2.8% – 15.0%	2.6% – 15.0%
Weighted average	7.2%	7.1%
Twelve-month projected housing price index change
Range	2.4% – 3.6%	2.5% – 4.8%
Weighted average	3.4%	3.7%
Prepayment speed (1)
Range	0.1% – 6.1%	0.1% – 10.9%
Weighted average	4.0%	4.0%
Total prepayment speed (2)
Range	2.0% – 24.1%	2.9% – 24.6%
Weighted average	17.4%	17.7%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value increased slightly from 7.1% at December 31, 2016 to 7.2% at March 31, 2017 due to shifting characteristics of the portfolio given liquidations and loans sales in the period.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value decreased from 3.7% at December 31, 2016 to 3.4 % at March 31, 2017, due to slightly lower near term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased slightly from 17.7% at December 31, 2016 to 17.4 % at March 31, 2017 due to our projections of longer liquidation periods for certain of our mortgage loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	March 31, 2017		December 31, 2016
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$176,763	79%	$215,576	79%
Planned unit development	29,228	13%	34,217	12%
Condominium/Townhome/Co-op	18,637	8%	24,074	9%
5+ dwelling units	203	0%	202	0%
	$224,831	100%	$274,069	100%

	March 31, 2017		December 31, 2016
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New Jersey	$51,254	23%	$51,472	19%
New York	39,655	18%	44,252	16%
California	30,450	14%	53,308	19%
Florida	28,151	13%	31,715	12%
Maryland	12,766	6%	14,488	5%
Illinois	12,306	5%	13,831	5%
Other	50,249	21%	65,003	24%
	$224,831	100%	$274,069	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$310.2	$190.1	$330.8	$192.0	$37.9	$20.5	$439.0	$232.8
Pool factor (1)	1.00	0.61	1.00	0.58	1.00	0.54	1.00	0.53
Collection status:
Delinquency
Current	1.8%	22.1%	1.6%	35.4%	0.7%	48.3%	6.2%	19.5%
30 days	0.3%	4.9%	1.6%	7.6%	0.6%	5.1%	0.7%	2.6%
60 days	0.1%	2.3%	7.1%	1.6%	1.4%	0.6%	0.7%	1.4%
over 90 days	66.7%	28.0%	52.7%	22.1%	59.0%	23.9%	37.5%	22.4%
In foreclosure	31.1%	25.5%	36.9%	20.7%	38.2%	12.3%	53.8%	33.3%
REO	—	17.0%	—	12.6%	—	9.8%	1.1%	20.8%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$507.3	$262.8	$929.5	$352.4	$397.3	$148.9	$366.2	$93.1
Pool factor (1)	1.00	0.52	1.00	0.38	1.00	0.37	1.00	0.25
Collection status:
Delinquency
Current	1.4%	20.6%	0.8%	24.3%	4.8%	34.2%	1.6%	41.8%
30 days	0.2%	3.4%	0.3%	4.4%	7.4%	8.4%	1.5%	13.2%
60 days	—	1.9%	0.7%	2.0%	7.6%	5.1%	3.5%	6.6%
over 90 days	38.3%	20.5%	58.6%	21.7%	45.3%	19.0%	82.2%	17.2%
In foreclosure	60.0%	30.7%	39.6%	24.0%	34.9%	15.9%	11.2%	11.8%
REO	—	22.8%	—	23.5%	—	17.4%	—	9.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$290.3	$75.7	$357.2	$82.2	$402.5	$76.5	$49.0	$14.9
Pool factor (1)	1.00	0.26	1.00	0.23	1.00	0.19	1.00	0.30
Collection status:
Delinquency
Current	3.1%	32.6%	—	25.5%	45.0%	31.6%	0.2%	36.3%
30 days	1.3%	12.5%	—	6.2%	4.0%	12.9%	0.1%	8.0%
60 days	5.4%	5.2%	0.1%	1.6%	4.3%	4.2%	0.2%	2.2%
over 90 days	57.8%	14.5%	49.1%	15.5%	31.3%	23.5%	70.4%	25.4%
In foreclosure	32.4%	21.0%	50.8%	27.9%	15.3%	21.7%	29.0%	14.2%
REO	—	14.2%	—	23.4%	0.1%	6.0%	—	14.0%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$542.6	$74.8	$259.8	$47.6	$515.1	$81.4	$277.8	$26.1
Pool factor (1)	1.00	0.14	1.00	0.18	1.00	0.16	1.00	0.09
Collection status:
Delinquency
Current	0.6%	32.5%	11.5%	33.0%	2.0%	27.8%	5.0%	31.3%
30 days	1.3%	5.7%	6.5%	11.8%	1.9%	6.0%	4.0%	12.2%
60 days	2.0%	6.9%	5.2%	3.6%	3.9%	2.6%	5.1%	5.3%
over 90 days	22.6%	18.1%	31.2%	23.1%	25.9%	20.2%	26.8%	21.7%
In foreclosure	73.0%	22.9%	43.9%	17.0%	66.3%	28.6%	59.1%	14.6%
REO	0.4%	13.8%	1.7%	11.4%	—	14.8%	—	15.0%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	March 31,	At	March 31,	At	March 31,
	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$146.2	$12.2	$195.5	$20.1	$182.7	$20.5
Pool factor (1)	1.00	0.08	1.00	0.10	1.00	0.11
Collection status:
Delinquency
Current	1.2%	22.2%	5.1%	42.6%	6.2%	39.3%
30 days	0.4%	8.9%	2.0%	5.8%	1.6%	12.9%
60 days	1.3%	—	4.1%	2.1%	5.8%	3.6%
over 90 days	38.2%	37.6%	42.8%	17.1%	37.8%	15.0%
In foreclosure	58.9%	25.8%	45.9%	23.3%	46.4%	20.7%
REO	—	5.5%	—	9.0%	2.3%	8.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the quarter ended March 31, 2017 and 2016 are summarized below:

	Quarter ended March 31,
	2017	2016	Change
	(in thousands)
Operating activities	$395,383	$(39,570)	$434,953
Investing activities	42,023	93,069	(51,046)
Financing activities	(351,833)	(44,635)	(307,198)
Net cash flows	$85,573	$8,864	$76,709

Our cash flows resulted in a net increase in cash of $ 85.6 million during the quarter ended March 31, 2017, as discussed below.

Operating activities

Cash provided by operating activities totaled $395.4 million during the quarter ended March 31, 2017, as compared to cash used by operating activities of $39.6 million during the quarter ended March 31, 2016.  The increase in cash flows used by operating activities is primarily due to the reduction of our inventory of mortgage loans acquired for sale during the quarter ended March 31, 2017 as compared to the same period in 2016.

Investing activities

Net cash provided by our investing activities was $42.0 million for the quarter ended March 31, 2017, as compared to cash provided by investing activities of $93.1 million for the quarter ended March 31, 2016. The decrease in cash flows from investing activities reflects the increased purchases of MBS, offset by the benefits of reduced up front funding requirements relating to deposits securing CRT Agreements and the sale of reperforming mortgage loans.

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

Financing activities

Net cash used in financing activities was $351.8 million for the quarter ended March 31, 2017, as compared to $44.6 million for the quarter ended March 31, 2016. We reduced assets sold under agreements to repurchase as a result of our reduced inventory of mortgage loans held for sale and through the use of proceeds of our preferred share issuance to pay down amounts outstanding.

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

As of March 31, 2017 and December 31, 2016, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and deposits securing CRT Agreements with sales under agreements to repurchase, notes payable, asset-backed financing and mortgage loan participation and sale agreements. Following is a summary of our borrowings as of the dates presented:

	March 31, 2017	December 31, 2016
	(dollars in thousands)
Assets financed	$6,712,143	$5,814,378
Total assets in classes of assets financed	$5,655,741	$5,962,987
Secured borrowings (1)	$4,164,095	$4,589,606
Percentage of invested assets pledged	119%	98%
Advance rate against pledged assets	62%	79%
Leverage ratio (2)	3.02x	3.58x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at end of period.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2017	2016
	(in thousands)
Average balance outstanding	$3,267,864	$2,797,301
Maximum daily balance outstanding	$4,330,825	$3,577,236
Ending balance	$3,500,190	$3,245,014

The difference between the maximum and average daily amounts outstanding is primarily due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $5.2 billion at March 31, 2017.

As discussed above, all of our repurchase agreements, notes payable, and mortgage loan participation and sale agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year.
•	The transactions relating to mortgage loans under mortgage loan participation and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms of approximately one year.

As of March 31, 2017, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we are also subject to liquidity and net worth requirements established by FHFA for Agency seller/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and their net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements and Guarantees

As of March 31, 2017, we have not entered into any off-balance sheet arrangements or guarantees of off-balance sheet obligations.

Contractual Obligations

As of March 31, 2017, we had contractual obligations aggregating to $6.1 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,464,906	$1,464,906	$—	$—	$—
Assets sold under agreements to repurchase	3,500,667	3,500,667	—	—	—
Mortgage loan participation and sale agreements	72,975	72,975	—	—	—
Notes payable	100,106	100,106	—	—	—
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	150,000	150,000	—	—	—
Asset-backed financing of a VIE	340,365	—	—	—	340,365
Exchangeable Notes	250,000	—	—	250,000	—
Interest-only security payable at fair value	4,601	—	—	—	4,601
Interest expense on long term debt	234,461	25,613	50,363	28,981	129,504
Total	$6,118,081	$5,314,267	$50,363	$278,981	$474,470

All debt financing arrangements that matured between March 31, 2017 and the date of this Report have been renewed or extended.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of March 31, 2017:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$203,508
Citibank, N.A.	176,898
JPMorgan Chase & Co.	104,365
Bank of America, N.A.	78,815
BNP Paribas Corporate & Institutional Banking	19,384
Daiwa Capital Markets America Inc.	8,560
Wells Fargo, N.A.	7,975
Morgan Stanley Bank, N.A.	6,965
Royal Bank of Canada	6,349
Barclays Bank PLC	2,485
$615,304

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2017, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$1,129,179	$1,125,209	$1,115,866	$1,058,126	$1,041,370	$953,506
Change in fair value:
$	$39,569	$35,599	$26,256	$(31,484)	$(48,240)	$(136,104)
%	3.6%	3.3%	2.4%	(2.9)%	(4.4)%	(12.5)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of March 31, 2017, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,120,839	$1,159,343	$1,193,862	$1,252,126	$1,276,437	$1,297,874
Change in fair value:
$	$(104,220)	$(65,716)	$(31,197)	$27,068	$51,379	$72,815
%	(8.5)%	(5.4)%	(2.5)%	2.2%	4.2%	5.9%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of March 31, 2017, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-125	-50	50	125	200
	(dollar in thousands)
Fair value	$495,859	$495,892	$495,805	$495,135	$494,567	$493,983
Change in fair value:
$	$377	$410	$323	$(347)	$(915)	$(1,499)
%	0.1%	0.1%	0.1%	(0.1)%	(0.2)%	(0.3)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of March 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$708,170	$684,665	$673,454	$652,040	$641,810	$622,241
Change in fair value:
$	$45,587	$22,082	$10,870	$(10,543)	$(20,773)	$(40,342)
%	6.9%	3.3%	1.6%	(1.6)%	(3.1)%	(6.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$705,572	$683,359	$672,801	$652,690	$643,104	$624,796
Change in fair value:
$	$42,988	$20,775	$10,217	$(9,894)	$(19,480)	$(37,788)
%	6.5%	3.1%	1.5%	(1.5)%	(2.9)%	(5.7)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$682,239	$672,411	$667,498	$657,670	$652,756	$642,928
Change in fair value:
$	$19,656	$9,828	$4,914	$(4,914)	$(9,828)	$(19,656)
%	3.0%	1.5%	0.7%	(0.7)%	(1.5)%	(3.0)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of March 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$74,189	$71,833	$70,707	$68,556	$67,528	$65,558
Change in fair value:
$	$4,573	$2,217	$1,092	$(1,059)	$(2,088)	$(4,058)
%	6.6%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$76,130	$72,734	$71,142	$68,151	$66,744	$64,091
Change in fair value:
$	$6,514	$3,118	$1,526	$(1,465)	$(2,872)	$(5,525)
%	9.4%	4.5%	2.2%	(2.1)%	(4.1)%	(7.9)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$71,969	$70,792	$70,204	$69,028	$68,440	$67,263
Change in fair value:
$	$2,353	$1,176	$588	$(588)	$(1,176)	$(2,353)
%	3.4%	1.7%	0.8%	(0.8)%	(1.7)%	(3.4)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2017, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$288,543	$282,908	$280,170	$274,848	$272,261	$267,227
Change in fair value:
$	$11,058	$5,424	$2,686	$(2,636)	$(5,224)	$(10,257)
%	4.0%	2.0%	1.0%	(1.0)%	(1.9)%	(3.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$304,369	$290,355	$283,786	$271,436	$265,625	$254,668
Change in fair value:
$	$26,884	$12,871	$6,301	$(6,049)	$(11,859)	$(22,817)
%	9.7%	4.6%	2.3%	(2.2)%	(4.3)%	(8.2)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 91 through 93 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of March 31, 2017, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2017.

The following table provides information about our common share repurchases during the quarter ended March 31, 2017:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2017 – January 31, 2017	—	$—	—	$85,292
February 1, 2017 – February 28, 2017	—	$—	—	$85,292
March 1, 2017 – March 31, 2017	138,935	$16.60	138,935	$82,987
	138,935	$16.60	138,935	$82,987

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

3.3

Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form 8-A filed on March 7, 2017).

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

4.5

Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on March 7, 2017).

10.1

Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009).

10.2

First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 9, 2017).

10.3

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

10.8

Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K on September 12, 2016).

Exhibit Number	Exhibit Description

10.9

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.10

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

10.14†

Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.15

Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K on March 8, 2017).

10.16

Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on December 15, 2010).

10.17

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.18

Second Amend and Restated Guaranty, dated as of April 28, 2017,by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.19

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.20

Second Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.21

Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., and PennyMac Loan Services, LLC ( incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K on March 8, 2017).

10.22

Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.23

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

Exhibit Number	Exhibit Description

10.24

Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.25

Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.26

Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.27

Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.28

Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.101 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.29

Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.30

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

10.32

Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.33

Loan and Security Agreement, dated as of April 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the SEC on May 6, 2015).

10.34

Amendment No. 1 to Loan and Security Agreement, dated as of October 30, 2015, by and between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.159 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.35

Amendment No. 2 to Loan and Security Agreement, dated as of November 10, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.173 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.36

Amendment No. 3 to Loan and Security Agreement, dated as of December 15, 2015, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.174 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.37

Amendment No. 4 to Loan and Security Agreement, dated as of January 28, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.175 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.38

Amendment No. 5 to Loan and Security Agreement, dated as of March 31, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.113 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

Exhibit Number	Exhibit Description

10.39

Amendment No. 6 to Loan and Security Agreement, dated as of September 26, 2016, by and among Credit Suisse First Boston Mortgage Capital LLC, PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.78 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.40

Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.41

Amended and Restated Guaranty, dated as of November 10, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.177 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.42

Second Amended and Restated Security and Subordination Agreement, dated as of November 10, 2015, between PennyMac Holdings, LLC and Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.145 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.43

Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.44

Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.45

Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.46

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

10.48

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

10.50

Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.51

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

10.53

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

Exhibit Number	Exhibit Description

10.54

Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014).

10.55

Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.56

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.159 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.57

Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.164 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.58

Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.59

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

10.61

Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.168 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.62

Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

10.63

Amended and Restated Master Repurchase Agreement, dated as of March 15, 2017, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1 and PennyMac Mortage Investment Trust (incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on March 21, 2017).

10.64

Amended and Restated Guaranty, dated as of March 15, 2017, of PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 21, 2017).

10.65

Second Amended and Restated Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 30, 2017).

10.66

Amended and Restated Guaranty Agreement, dated as of September 15, 2016, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.67

Master Repurchase Agreement, dated as of October 14, 2016, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.68

Guaranty, dated as of October 14, 2016, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

Exhibit Number	Exhibit Description

10.69

Advances, Pledge and Security Agreement, dated as of June 16, 2014, between PMT Insurance, LLC and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.150 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.70

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Securities Holding, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.151 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.71

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Corp., PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.152 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.72

Affiliate Collateral Pledge and Security Agreement, dated as of May 26, 2015, by and among PennyMac Holdings, LLC, PMT Insurance, LLC, and the Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.153 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.73

Guaranty, dated as of April 9, 2015, by PennyMac Mortgage Investment Trust in favor of Federal Home Loan Bank of Des Moines (incorporated by reference to Exhibit 10.154 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.74

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

10.76

Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.77

Amendment Number One to Master Repurchase Agreement, dated as of August 31, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.78

Amendment Number Two to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.118 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.79

Amendment Number Three to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.128 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.80	Amendment Number Four to the Master Repurchase Agreement, dated as of March 24, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.

10.81

Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.82

Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.120 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.83

Amendment Number Two to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.131 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.84

Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

Exhibit Number	Exhibit Description

10.85

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of August 31, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.86

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of December 2, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.134 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.87

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of January 30, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.135 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.88

Amendment Number Four to Amended and Restated Loan and Security Agreement, dated as of March 24, 2017 among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

10.89

Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 30, 2017).

10.90

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.127 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.91

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

10.92

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

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the quarters ended March 31, 2017 and 2016, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 9, 2017	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2017	By:	/s/ Andrew S. Chang
Andrew S. Chang
Chief Financial Officer (Principal Financial Officer)