Form 10-Q
period 2017-06-30
PennyMac Mortgage Investment Trust
filed 2017-08-08
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2017
Common Shares of Beneficial Interest, $0.01 par value	66,842,495

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2017	2016
	(in thousands, except share information)
ASSETS
Cash	$69,893	$34,476
Short-term investments	77,366	122,088
Mortgage-backed securities at fair value (includes $1,065,540 and $863,802 pledged to creditors, respectively)	1,065,540	865,061
Mortgage loans acquired for sale at fair value (includes $1,300,596 and $1,653,748 pledged to creditors, respectively)	1,318,603	1,673,112
Mortgage loans at fair value (includes $1,521,211 and $1,712,190 pledged to creditors, respectively)	1,527,812	1,721,741
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure assets sold under agreements to repurchase to PennyMac Financial Services, Inc.	261,796	288,669
Derivative assets (includes $19,291 and $9,078 pledged to creditors, respectively)	73,875	33,709
Real estate acquired in settlement of loans (includes $108,353 and $215,713 pledged to creditors, respectively)	207,034	274,069
Real estate held for investment (includes $13,602 pledged to creditors at June 30, 2017)	40,316	29,324
Mortgage servicing rights (includes $77,624 and $64,136 at fair value; $723,896 and $656,567 pledged to creditors)	734,800	656,567
Servicing advances	67,172	76,950
Deposits securing credit risk transfer agreements (includes $410,512 and $414,610 pledged to creditors, respectively)	503,108	450,059
Due from PennyMac Financial Services, Inc.	5,013	7,091
Other	57,916	124,586
Total assets	$6,010,244	$6,357,502
LIABILITIES
Assets sold under agreements to repurchase	$3,497,999	$3,784,001
Mortgage loan participation and sale agreements	38,345	25,917
Notes payable	159,980	275,106
Asset-backed financing of a variable interest entity at fair value	329,459	353,898
Exchangeable senior notes	246,629	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	150,000	150,000
Interest-only security payable at fair value	6,577	4,114
Derivative liabilities	8,856	9,573
Accounts payable and accrued liabilities	74,253	107,758
Due to PennyMac Financial Services, Inc.	17,725	16,416
Income taxes payable	14,892	18,166
Liability for losses under representations and warranties	10,697	15,350
Total liabilities	4,555,412	5,006,388

Commitments and contingencies — See Note 19

SHAREHOLDERS’ EQUITY
8.125% Series A fixed-to floating rate redeemable cumulative preferred shares of beneficial interest, $0.01 par value per share, 4,600,000 shares issued and outstanding, $115,000,000 aggregate liquidation preference	46	—
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 66,842,495 and 66,697,286 common shares, respectively	668	667
Additional paid-in capital	1,489,116	1,377,171
Accumulated deficit	(34,998)	(26,724)
Total shareholders’ equity	1,454,832	1,351,114
Total liabilities and shareholders’ equity	$6,010,244	$6,357,502

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Mortgage loans at fair value	$343,192	$367,169
Derivative assets	52,716	15,610
Deposits securing credit risk transfer agreements	503,108	450,059
Other—interest receivable	972	1,058
	$899,988	$833,896
LIABILITIES
Asset-backed financing at fair value	$329,459	$353,898
Interest-only security payable at fair value	6,577	4,114
Accounts payable and accrued liabilities—interest payable	972	1,058
	$337,008	$359,070

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net investment income:
Net gain on mortgage loans acquired for sale:
From nonaffiliates	$14,088	$22,095	$30,252	$35,582
From PennyMac Financial Services, Inc.	3,204	2,131	6,065	3,693
	17,292	24,226	36,317	39,275
Mortgage loan origination fees	10,467	8,519	18,757	15,420
Net gain (loss) on investments:
From nonaffiliates	33,477	337	51,568	14,066
From PennyMac Financial Services, Inc.	(5,885)	(15,824)	(7,255)	(33,451)
	27,592	(15,487)	44,313	(19,385)
Net mortgage loan servicing fees:
From nonaffiliates	15,463	15,380	26,923	30,804
From PennyMac Financial Services, Inc.	234	311	526	441
	15,697	15,691	27,449	31,245
Interest income:
From nonaffiliates	48,020	46,053	91,473	93,404
From PennyMac Financial Services, Inc.	4,366	5,713	9,013	12,728
	52,386	51,766	100,486	106,132
Interest expense:
To nonaffiliates	36,401	34,371	71,775	64,773
To PennyMac Financial Services, Inc.	2,025	2,222	3,830	3,824
	38,426	36,593	75,605	68,597
Net interest income	13,960	15,173	24,881	37,535
Results of real estate acquired in settlement of loans	(3,465)	(2,565)	(7,711)	(8,601)
Other	2,416	2,061	4,427	4,345
Net investment income	83,959	47,618	148,433	99,834
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	21,107	19,111	37,677	32,046
Mortgage loan servicing fees	10,099	16,427	20,585	27,880
Management fees	5,638	5,199	10,646	10,551
Professional services	2,747	2,011	4,200	4,304
Compensation	1,959	2,224	3,851	3,513
Mortgage loan collection and liquidation	3,338	4,290	3,692	6,504
Mortgage loan origination	1,993	1,557	3,505	2,678
Other	5,252	4,958	9,844	9,473
Total expenses	52,133	55,777	94,000	96,949
Income (loss) before benefit from income taxes	31,826	(8,159)	54,433	2,885
Provision for (benefit from) income taxes	3,046	(2,892)	(3,083)	(6,344)
Net income (loss)	28,780	(5,267)	57,516	9,229
Dividends on preferred stock	2,336	—	2,907	—
Net income attributable to common shareholders	$26,444	$(5,267)	$54,609	$9,229
Earnings (loss) per common share
Basic	$0.39	$(0.08)	$0.81	$0.12
Diluted	$0.38	$(0.08)	$0.78	$0.12
Weighted-average common shares outstanding
Basic	66,761	68,446	66,740	70,165
Diluted	75,228	68,446	75,207	70,165
Dividends declared per common share	$0.47	$0.47	$0.94	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Series A preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of	Par	of	Par	paid-in	(Accumulated
	shares	value	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2015	—	$—	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	—	—	9,229	9,229
Share-based compensation	—	—	298	3	3,010	—	3,013
Common share dividends, $0.94 per share	—	—	—	—	—	(64,694)	(64,694)
Repurchase of common shares	—	—	(6,342)	(64)	(82,770)	—	(82,834)
Balance at June 30, 2016	—	$—	67,723	$677	$1,389,962	$(29,812)	$1,360,827
Balance at December 31, 2016	—	$—	66,697	$667	$1,377,171	$(26,724)	$1,351,114
Net income	—	—	—	—	—	57,516	57,516
Share-based compensation	—	—	284	2	3,125	—	3,127
Issuance of Series A preferred shares	4,600	46	—	—	114,954	—	115,000
Issuance costs relating to Series A preferred shares	—	—	—	—	(3,828)	—	(3,828)
Common share dividends, $0.94 per share	—	—	—	—	—	(63,298)	(63,298)
Series A preferred share dividends, $0.54 per share	—	—	—	—	—	(2,492)	(2,492)
Repurchase of common shares	—	—	(139)	(1)	(2,306)	—	(2,307)
Balance at June 30, 2017	4,600	$46	66,842	$668	$1,489,116	$(34,998)	$1,454,832

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2017
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$57,516	$9,229
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on mortgage loans acquired for sale	(36,317)	(39,275)
Net (gain) loss on investments	(44,313)	19,385
Change in fair value, amortization and impairment of mortgage servicing rights	52,666	29,656
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	3,007	(1,086)
Capitalization of interest on mortgage loans at fair value	(20,717)	(39,715)
Capitalization of interest on excess servicing spread	(9,013)	(12,728)
Amortization of debt issuance costs	7,004	6,472
Results of real estate acquired in settlement of loans	7,711	8,601
Share-based compensation expense	3,127	3,013
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(31,573,356)	(25,461,808)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(40,222)	(8,139)
Repurchase of mortgage loans subject to representation and warranties	(6,079)	(6,654)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	10,647,450	8,465,753
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	21,244,194	16,790,189
Decrease in servicing advances	4,218	12,277
Decrease (increase) in due from PennyMac Financial Services, Inc.	1,800	(2,688)
Decrease in other assets	23,970	39,774
(Decrease) increase in accounts payable and accrued liabilities	(33,496)	14,084
Increase in due to PennyMac Financial Services, Inc.	1,309	2,032
Decrease in income taxes payable	(3,274)	(6,731)
Net cash provided by (used in) operating activities	287,185	(178,359)
Cash flows from investing activities
Net decrease in short-term investments	44,722	24,988
Purchase of mortgage-backed securities at fair value	(251,872)	(249,925)
Sale and repayment of mortgage-backed securities at fair value	52,753	49,141
Sale and repayment of mortgage loans at fair value	175,016	458,466
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	28,910	38,281
Sale of excess servicing spread to PennyMac Financial Services, Inc.	—	59,045
Net settlement of derivative financial instruments	288	(2,793)
Sale of real estate acquired in settlement of loans	101,609	135,573
Purchase of mortgage servicing rights	(69)	(2,602)
Sale of mortgage servicing rights	—	106
Deposit of cash securing credit risk transfer agreements	(57,148)	(192,737)
Distribution from credit risk transfer agreements	29,923	7,320
Decrease (increase) in margin deposits and restricted cash	5,132	(16,769)
Purchase of Federal Home Loan Bank capital stock	—	(225)
Redemption of Federal Home Loan Bank capital stock	—	7,320
Net cash provided by investing activities	129,264	315,189

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30, 2017
	2017	2016
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	37,885,967	27,426,511
Repurchase of assets sold under agreements to repurchase	(38,171,465)	(27,279,985)
Issuance of mortgage loan participation certificates	3,660,014	3,166,373
Repayment of mortgage loan participation certificates	(3,647,460)	(3,070,038)
Federal Home Loan Bank advances	—	28,000
Repayment of Federal Home Loan Bank advances	—	(211,000)
Advance under notes payable	20,000	69,282
Repayment of notes payable	(135,000)	(141,386)
Issuance of asset-backed financing of a variable interest entity at fair value	—	99,499
Repayment of asset-backed financing of a variable interest entity at fair value	(28,934)	(30,479)
Payment of debt issuance costs	(7,220)	(5,512)
Issuance of preferred shares	115,000	—
Payment of issuance costs related to preferred shares	(3,828)	—
Payment of dividends to preferred shareholders	(2,492)	—
Repurchase of common shares	(2,307)	(82,834)
Payment of dividends to common shareholders	(63,307)	(67,664)
Net cash used in financing activities	(381,032)	(99,233)
Net increase in cash	35,417	37,597
Cash at beginning of period	34,476	58,108
Cash at end of period	$69,893	$95,705

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

Due to the nature of a substantial portion of the Company’s investments, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks associated with loan resolution, including that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and that fluctuations in the residential real estate market may affect the performance of its investments. Factors influencing these risks include, but are not limited to:

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

A substantial portion of the distressed mortgage loans and REO has been acquired by the Company in prior years from or through one or more subsidiaries of JPMorgan Chase & Co. and Citigroup Inc., as presented in the following summary:

	June 30, 2017	December 31, 2016
	(in thousands)
JPMorgan Chase & Co.
Mortgage loans at fair value	$437,101	$505,167
REO	97,988	118,737
	535,089	623,904
Citigroup Inc.
Mortgage loans at fair value	476,517	519,698
REO	34,127	49,048
	510,644	568,746
	$1,045,733	$1,192,650
Total carrying value of distressed mortgage loans at fair value and REO	$1,391,654	$1,628,641

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loans fulfillment fees earned by PLS	$21,107	$19,111	$37,677	$32,046
Unpaid principal balance (“UPB”) of mortgage loans fulfilled by PLS	$5,918,027	$5,174,020	$10,549,933	$8,433,383
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$3,204	$2,824	$6,065	$4,773
UPB of mortgage loans sold to PLS	$10,641,243	$9,409,399	$20,215,960	$15,905,121
Purchases of mortgage loans acquired for sale at fair value from PLS	$18,692	$3,424	$40,222	$8,139
Tax service fee paid to PLS included in Other expense	$1,891	$1,464	$3,269	$2,471
Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$1	$1	$6	$2

	June 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$246,259	$804,616

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

Pursuant to the terms of an MSR recapture agreement, if PLS refinances mortgage loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries without cost to the Company, the MSRs with respect to new mortgage loans originated in those refinancings (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, pay cash to the Company in an amount equal to such fair value instead of transferring such MSRs.

The MSR recapture agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$82	$79	$147	$135
Activity-based	176	172	319	287
	258	251	466	422
Mortgage loans at fair value:
Distressed mortgage loans
Base	1,755	2,908	3,713	6,267
Activity-based	1,767	8,518	4,157	11,967
	3,522	11,426	7,870	18,234
Mortgage loans held in VIE:
Base	11	51	42	92
Activity-based	—	—	—	—
	11	51	42	92
MSRs:
Base	6,176	4,583	11,982	8,927
Activity-based	132	116	225	205
	6,308	4,699	12,207	9,132
	$10,099	$16,427	$20,585	$27,880
MSR recapture income recognized included in Net mortgage loan servicing fees	$234	$311	$526	$440
Average investment in:
Mortgage loans acquired for sale at fair value	$1,274,817	$1,422,945	$1,174,417	$1,170,720
Mortgage loans at fair value:
Distressed mortgage loans	$1,199,786	$1,791,429	$1,264,752	$1,925,605
Mortgage loans held in a VIE	$352,589	$437,542	$356,271	$446,013
Average MSR portfolio	$61,414,348	$45,647,524	$59,710,787	$44,531,795

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

The management agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Base management	$5,334	$5,199	$10,342	$10,551
Performance incentive	304	—	304	—
	$5,638	$5,199	$10,646	$10,551

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

The Company reimbursed PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,593	$2,435	$3,027	$4,996
Expenses incurred on the Company’s behalf, net	398	(169)	653	(114)
	$1,991	$2,266	$3,680	$4,882
Payments and settlements during the year (1)	$16,070	$28,952	$40,463	$56,613

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2017	December 31, 2016
	(in thousands)
Receivable from PFSI:
MSR recapture receivable	$428	$707
Other	4,585	6,384
	$5,013	$7,091
Payable to PFSI:
Management fees	$5,638	$5,081
Mortgage loan servicing fees	4,231	5,465
Correspondent production fees	2,495	2,371
Allocated expenses and expenses paid by PFSI on PMT’s behalf	2,324	1,046
Fulfillment fees	2,022	1,300
Conditional Reimbursement	900	900
Interest on Assets sold to PFSI under agreement to repurchase and Note payable to PFSI	115	253
	$17,725	$16,416

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

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$1,380	$1,690	$2,953	$3,601
Repayments and sales	$14,278	$17,400	$28,910	$97,326
Interest income	$4,366	$5,713	$9,013	$12,728
Net (loss) gain included in Net (loss) gain on investments:
Valuation changes	$(7,156)	$(17,428)	$(9,929)	$(36,877)
Recapture income	1,271	1,604	2,674	3,426
	$(5,885)	$(15,824)	$(7,255)	$(33,451)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2017 and December 31, 2016.

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$2,025	$2,222	$3,830	$3,824
Conditional Reimbursements paid to PCM	$—	$—	$—	$—

	June 30, 2017	December 31, 2016
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$150,000	$150,000
Conditional Reimbursement payable to PFSI included in Accounts payable and accrued liabilities	$900	$900

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands except per share amounts)
Net income	$28,780	$(5,267)	$57,516	$9,229
Preferred share dividends	(2,336)	—	(2,907)	—
Effect of participating securities—share-based compensation awards	(230)	(307)	(529)	(718)
Net income available to common shareholders	$26,214	$(5,574)	$54,080	$8,511

Net income available to common shareholders	$26,214	$(5,574)	$54,080	$8,511
Interest on Exchangeable Notes, net of income taxes	2,188	—	4,374	—
Diluted net income attributable to common shareholders	$28,402	$(5,574)	$58,454	$8,511
Weighted-average basic shares outstanding	66,761	68,446	66,740	70,165
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	—	8,467	—
Diluted weighted-average number of shares outstanding	75,228	68,446	75,207	70,165
Basic earnings (loss) per share	$0.39	$(0.08)	$0.81	$0.12
Diluted earnings (loss) per share	$0.38	$(0.08)	$0.78	$0.12

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

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Shares issuable under share-based compensation awards	776	766	793	766
Shares issuable pursuant to exchange of the Exchangeable Notes	—	8,467	—	8,467

Note 5—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its mortgage loan transfer and financing activities. These entities are classified as VIEs for accounting purposes. The Company has distinguished its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans, as well as UPB information at end of period:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Cash flows:
Proceeds from sales	$5,788,605	$5,231,974	$10,647,450	$8,465,753
Mortgage loan servicing fees received (1)	$39,705	$29,179	$76,986	$56,755

(1)	Net of guarantee fees

	June 30, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans outstanding	$62,751,484	$56,303,664
Delinquent mortgage loans:
30-89 days delinquent	$281,790	$262,467
90 or more days delinquent:
Not in foreclosure	$83,821	$53,200
In foreclosure	$20,194	$25,180
Bankruptcy	$42,173	$36,357
Custodial funds managed by the Company (1)	$972,911	$736,398

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of operations.

Consolidated VIEs

Credit Risk Transfer Agreements

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (“Recourse Obligations”) as part of the retention of an interest-only ownership interest in such mortgage loans.  The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment upon fulfillment of the criteria for sale recognition contained in the Transfers and Servicing topic of the ASC. The pledged cash represents the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on derivatives related to CRT Agreements are included in Net gain on investments in the consolidated statements of operations.

Following is a summary of the CRT Agreements:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$3,760,825	$3,162,746	$5,595,121	$5,084,744
Deposits of cash securing CRT Agreements	$41,355	$126,031	$57,148	$192,737
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$98,722	$—	$146,872	$—
Interest earned on Deposits securing CRT Agreements	$855	$235	$1,264	$375
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$11,361	$3,859	$21,650	$6,395
Resulting from valuation changes	27,087	3,905	37,106	(2,774)
	38,448	7,764	58,756	3,621
Change in fair value of interest-only security payable at fair value	(5,595)	—	(7,316)	—
	$32,853	$7,764	$51,440	$3,621
Payments made to settle losses	$262	$—	$411	$—

	June 30, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$19,301,982	$14,379,850
Delinquency status (in UPB):
Current—89 days delinquent	$19,285,561	$14,372,247
90 or more days delinquent	$13,922	$5,711
Foreclosure	$2,499	$1,892
Carrying value of CRT Agreements:
Derivative assets	$52,716	$15,610
Deposits securing CRT Agreements	$503,108	$450,059
Interest-only security payable at fair value	$6,577	$4,114
CRT Agreement assets pledged to secure assets sold under agreements to repurchase:
Deposits securing credit risk CRT Agreements	$410,512	$414,610
Derivative assets	$19,291	$9,078
Commitments to fund Deposits securing credit risk transfer agreements	$247,942	$92,109

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company initially retained $366.8 million in fair value of such certificates. During the quarter ended June 30, 2016 the Company sold $100.6 million in UPB of those certificates, which reduced the fair value of the certificates retained by the Company to $9.4 million as of June 30, 2017. The Company included the proceeds from the sales in Asset backed financing of a variable interest entity at fair value. The Company issued no certificates during the quarter ended June 30, 2017.

Note 6—Derivative Activities

The Company’s activities involving derivative financial instruments are summarized below:

•	The Company recognizes IRLCs when it commits to purchase mortgage loans acquired for sale.
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

The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller until the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease. The Company is exposed to losses related to its investment in MSRs if market mortgage interest rates decrease, because market interest rate decreases generally cause the fair value of MSRs to decrease.

Derivative Notional Amounts and Fair Value of Derivatives
The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,931,374	$3,542	$3,147	1,420,468	$7,069	$3,292
CRT Agreements	19,301,982	52,716	—	14,379,850	15,610	—
Subject to master netting agreements-used for hedging purposes:
Forward purchase contracts	1,933,390	458	7,631	4,840,707	30,879	7,619
Forward sale contracts	3,644,636	13,358	655	6,148,242	13,164	17,974
MBS put options	1,475,000	—	—	925,000	1,697	—
MBS call options	200,000	2,695	—	750,000	142	—
Call options on interest rate futures	200,000	2,531	—	200,000	63	—
Put options on interest rate futures	925,000	—	—	550,000	2,469	—
Swap futures	175,000	—	—	150,000	—	—
Eurodollar future contracts	1,139,000	—	—	1,351,000	—	—
Total derivative instruments before netting		75,300	11,433		71,093	28,885
Netting		(1,425)	(2,577)		(37,384)	(19,312)
		$73,875	$8,856		$33,709	$9,573
Margin deposits placed with (received from) derivatives counterparties included in Other assets (Accounts payable and accrued liabilities)		$1,154			$(18,071)
Derivative assets pledged to secure assets sold under agreements to repurchase		$19,291			$9,078

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs and for CRT Agreements.

	Quarter ended June 30, 2017
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	15,978,755	3,760,825	(437,598)	19,301,982
Forward purchase contracts	4,115,159	15,486,147	(17,667,916)	1,933,390
Forward sales contracts	5,673,414	21,590,830	(23,619,608)	3,644,636
MBS put options	950,000	525,000	—	1,475,000
MBS call options	—	200,000	—	200,000
Call options on interest rate futures	262,500	62,500	(125,000)	200,000
Put options on interest rate futures	500,000	1,625,000	(1,200,000)	925,000
Swap futures	150,000	550,000	(525,000)	175,000
Eurodollar future contracts	1,240,000	—	(101,000)	1,139,000
Treasury future buy contracts	—	6,400	(6,400)	—
Treasury future sale contracts	—	6,400	(6,400)	—

	Quarter ended June 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	5,931,409	3,162,746	(117,194)	8,976,961
Forward purchase contracts	2,981,134	15,361,702	(14,152,487)	4,190,349
Forward sales contracts	3,466,697	21,138,542	(20,257,713)	4,347,526
MBS call option	425,000	1,975,000	(875,000)	1,525,000
Swap futures	12,500	12,500	(12,500)	12,500
Eurodollar future contracts	1,734,000	—	(191,000)	1,543,000
Call options on interest rate futures	1,250,000	275,000	(1,000,000)	525,000
Put options on interest rate futures	1,525,000	550,000	(1,650,000)	425,000

	Six months ended June 30, 2017
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	14,379,850	5,595,121	(672,989)	19,301,982
Forward purchase contracts	4,840,707	34,392,176	(37,299,493)	1,933,390
Forward sales contracts	6,148,242	45,815,933	(48,319,539)	3,644,636
MBS put options	925,000	1,925,000	(1,375,000)	1,475,000
MBS call options	750,000	200,000	(750,000)	200,000
Call options on interest rate futures	200,000	125,000	(125,000)	200,000
Put options on interest rate futures	550,000	3,375,000	(3,000,000)	925,000
Swap futures	150,000	850,000	(825,000)	175,000
Eurodollar future sale contracts	1,351,000	101,000	(313,000)	1,139,000
Treasury future buy contracts	—	55,700	(55,700)	—
Treasury future sale contracts	—	55,700	(55,700)	—

	Six months ended June 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	4,546,265	5,084,744	(654,048)	8,976,961
Forward purchase contracts	2,469,550	25,430,142	(23,709,343)	4,190,349
Forward sales contracts	2,450,642	35,292,415	(33,395,531)	4,347,526
MBS call option	375,000	2,725,000	(1,575,000)	1,525,000
Swap futures	—	25,000	(12,500)	12,500
Eurodollar future sale contracts	1,755,000	80,000	(292,000)	1,543,000
Call options on interest rate futures	50,000	1,575,000	(1,100,000)	525,000
Put options on interest rate futures	1,600,000	2,600,000	(3,775,000)	425,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs and the derivatives related to CRT Agreements. As of June 30, 2017 and December 31, 2016, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	June 30, 2017			December 31, 2016
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$3,542	$—	$3,542	$7,069	$—	$7,069
CRT Agreements	52,716	—	52,716	15,610	—	15,610
	56,258	—	56,258	22,679	—	22,679
Subject to master netting arrangements:
Forward purchase contracts	458	—	458	30,879	—	30,879
Forward sale contracts	13,358	—	13,358	13,164	—	13,164
MBS put options	—	—	—	1,697	—	1,697
MBS call options	2,695	—	2,695	142	—	142
Call options on interest rate futures	2,531	—	2,531	63	—	63
Put options on interest rate futures	—	—	—	2,469	—	2,469
Netting	—	(1,425)	(1,425)	—	(37,384)	(37,384)
	19,042	(1,425)	17,617	48,414	(37,384)	11,030
	$75,300	$(1,425)	$73,875	$71,093	$(37,384)	$33,709

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	June 30, 2017				December 31, 2016
	Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
CRT Agreements	$52,716	$—	$—	$52,716	$15,610	$—	$—	$15,610
Interest rate lock commitments	3,542	—	—	3,542	7,069	—	—	7,069
Goldman Sachs	3,311	—	—	3,311	1,164	—	—	1,164
Morgan Stanley Bank, N.A.	2,604	—	—	2,604	—	—	—	—
RBS Securities Inc.	2,531	—	—	2,531	—	—	—	—
Bank of America, N.A.	2,162	—	—	2,162	1,881	—	—	1,881
Citibank	1,648	—	—	1,648	—	—	—	—
Barclays Capital	1,395	—	—	1,395	855	—	—	855
Credit Suisse	1,152	—	—	1,152	—	—	—	—
JPMorgan Chase & Co.	948	—	—	948	—	—	—	—
Royal Bank of Canada	400	—	—	400	1,194	—	—	1,194
RJ O’Brien & Associates, LLC	—	—	—	—	1,531	—	—	1,531
Bank of Oklahoma	—	—	—	—	629	—	—	629
Jefferies Group, Inc	—	—	—	—	967	—	—	967
Other	1,466	—	—	1,466	2,809	—	—	2,809
	$73,875	$—	$—	$73,875	$33,709	$—	$—	$33,709

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2017			December 31, 2016
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements:
Interest rate lock commitments	$3,147	$—	$3,147	$3,292	$—	$3,292
	3,147	—	3,147	3,292	—	3,292
Subject to master netting arrangements:
Forward purchase contracts	7,631	—	7,631	7,619	—	7,619
Forward sales contracts	655	—	655	17,974	—	17,974
Netting	—	(2,577)	(2,577)	—	(19,312)	(19,312)
	8,286	(2,577)	5,709	25,593	(19,312)	6,281
	11,433	(2,577)	8,856	28,885	(19,312)	9,573
Assets sold under agreements to repurchase:
UPB	3,498,916	—	3,498,916	3,784,685	—	3,784,685
Unamortized debt issuance costs	(917)	—	(917)	(684)	—	(684)
	3,497,999	—	3,497,999	3,784,001	—	3,784,001
	$3,509,432	$(2,577)	$3,506,855	$3,812,886	$(19,312)	$3,793,574

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

	June 30, 2017				December 31, 2016
	Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$3,147	$—	$—	$3,147	$3,292	$—	$—	$3,292
Credit Suisse First Boston Mortgage Capital LLC	1,003,884	(1,003,884)	—	—	1,181,441	(1,181,235)	—	206
Bank of America, N.A.	968,749	(968,749)	—	—	847,683	(847,683)	—	—
Citibank	451,096	(451,096)	—	—	575,092	(573,589)	—	1,503
JPMorgan Chase & Co.	374,354	(374,354)	—	—	544,009	(542,542)	—	1,467
Daiwa Capital Markets	162,742	(162,742)	—	—	177,316	(177,077)	—	239
Morgan Stanley Bank, N.A.	153,434	(153,434)	—	—	143,951	(142,055)	—	1,896
Wells Fargo, N.A.	110,234	(110,234)	—	—	116,648	(116,648)	—	—
Barclays Capital	130,917	(130,917)	—	—	92,796	(92,796)	—	—
Royal Bank of Canada	96,881	(96,881)	—	—	63,926	(63,926)	—	—
BNP Paribas	46,625	(46,625)	—	—	47,785	(47,134)	—	651
Jefferies Group LLC	3,026	—	—	3,026	98	—	—	98
UBS Securities LLC	1,497	—	—	1,497	—	—	—	—
Other	1,186	—	—	1,186	221	—	—	221
Unamortized debt issuance costs	(917)	917	—	—	(684)	684	—	—
	$3,506,855	$(3,497,999)	$—	$8,856	$3,793,574	$(3,784,001)	$—	$9,573

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of operations line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Statement of operations line	2017	2016	2017	2016
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$24,372	$44,112	$45,438	$75,475
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(11,773)	$(29,210)	$(15,365)	$(59,882)
Mortgage servicing rights	Net loan servicing fees	$2,391	$27,433	$(6,307)	$57,393
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$(4,889)	$862	$(9,033)	$698
CRT agreements	Net gain on investments	$38,448	$7,764	$58,756	$3,621

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$77,366	$—	$—	$77,366
Mortgage-backed securities at fair value	—	1,065,540	—	1,065,540
Mortgage loans acquired for sale at fair value	—	1,318,603	—	1,318,603
Mortgage loans at fair value	—	343,192	1,184,620	1,527,812
Excess servicing spread purchased from PFSI	—	—	261,796	261,796
Derivative assets:
Interest rate lock commitments	—	—	3,542	3,542
CRT Agreements	—	—	52,716	52,716
Forward purchase contracts	—	458	—	458
Forward sales contracts	—	13,358	—	13,358
MBS put options	—	—	—	—
MBS call options	—	2,695	—	2,695
Call options on interest rate futures	2,531	—	—	2,531
Total derivative assets before netting	2,531	16,511	56,258	75,300
Netting	—	—	—	(1,425)
Total derivative assets after netting	2,531	16,511	56,258	73,875
Mortgage servicing rights at fair value	—	—	77,624	77,624
	$79,897	$2,743,846	$1,580,298	$4,402,616
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$329,459	$—	$329,459
Interest-only security payable at fair value	—	—	6,577	6,577
Derivative liabilities:
Interest rate lock commitments	—	—	3,147	3,147
Forward purchase contracts	—	7,631	—	7,631
Forward sales contracts	—	655	—	655
Total derivative liabilities before netting	—	8,286	3,147	11,433
Netting	—	—	—	(2,577)
Total derivative liabilities after netting	—	8,286	3,147	8,856
	$—	$337,745	$9,724	$344,892

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$122,088	$—	$—	$122,088
Mortgage-backed securities at fair value	—	865,061	—	865,061
Mortgage loans acquired for sale at fair value	—	1,673,112	—	1,673,112
Mortgage loans at fair value	—	367,169	1,354,572	1,721,741
Excess servicing spread purchased from PFSI	—	—	288,669	288,669
Derivative assets:
Interest rate lock commitments	—	—	7,069	7,069
CRT Agreements	—	—	15,610	15,610
Forward purchase contracts	—	30,879	—	30,879
Forward sales contracts	—	13,164	—	13,164
MBS put options	—	1,697	—	1,697
MBS call options	—	142	—	142
Call options on interest rate futures	63	—	—	63
Put options on interest rate futures	2,469	—	—	2,469
Total derivative assets	2,532	45,882	22,679	71,093
Netting	—	—	—	(37,384)
Total derivative assets after netting	2,532	45,882	22,679	33,709
Mortgage servicing rights at fair value	—	—	64,136	64,136
	$124,620	$2,951,224	$1,730,056	$4,768,516
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$353,898	$—	$353,898
Interest-only security payable at fair value	—	—	4,114	4,114
Derivative liabilities:
Interest rate lock commitments	—	—	3,292	3,292
Forward purchase contracts	—	7,619	—	7,619
Forward sales contracts	—	17,974	—	17,974
Total derivative liabilities	—	25,593	3,292	28,885
Netting	—	—	—	(19,312)
Total derivative liabilities after netting	—	25,593	3,292	9,573
	$—	$379,491	$7,406	$367,585

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended June 30, 2017
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2017	$1,229,553	$277,484	$8,721	$25,629	$69,683	$1,611,070
Purchases and issuances	—	—	7,026	—	7	7,033
Repayments and sales	(32,433)	(14,278)	—	(11,361)	—	(58,072)
Capitalization of interest	10,814	4,366	—	—	—	15,180
Capitalization of advances	6,799	—	—	—	—	6,799
ESS received pursuant to a recapture agreement with PFSI	—	1,380	—	—	—	1,380
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	12,334	12,334
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	7,777	—	—	—	—	7,777
Other factors	(6,747)	(7,156)	17,346	38,448	(4,400)	37,491
	1,030	(7,156)	17,346	38,448	(4,400)	45,268
Transfers of mortgage loans to REO and real estate held for investment	(31,143)	—	—	—	—	(31,143)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(32,698)	—	—	(32,698)
Balance, June 30, 2017	$1,184,620	$261,796	$395	$52,716	$77,624	$1,577,151
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$3,037	$(7,156)	$395	$27,087	$(4,400)	$18,963

(1)	For the purpose of this table, the IRLC “Level 3” asset and liability positions are shown net.

Quarter ended June 30, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, March 31, 2017	$4,601
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	1,976
1,976
Balance, June 30, 2017	$6,577
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$1,976

	Quarter ended June 30, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, March 31, 2016	$2,047,563	$321,976	$9,335	$(4,218)	$61,071	$2,435,727
Purchases and issuances	—	—	—	—	—	—
Repayments and sales	(387,661)	(17,400)	—	—	—	(405,061)
Capitalization of interest	16,421	5,713	—	—	—	22,134
ESS received pursuant to a recapture agreement with PFSI	—	1,690	—	—	—	1,690
Interest rate lock commitments issued, net	—	—	17,036	—	—	17,036
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	1,847	1,847
Proceeds from CRT Agreements	—	—	—	(3,859)	—	(3,859)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(22,287)	—	—	—	—	(22,287)
Other factors	8,824	(17,428)	27,076	7,878	(4,941)	21,409
	(13,463)	(17,428)	27,076	7,878	(4,941)	(878)
Transfers of mortgage loans to REO	(53,954)	—	—	—	—	(53,954)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(36,690)	—	—	(36,690)
Balance, June 30, 2016	$1,608,906	$294,551	$16,757	$(199)	$57,977	$1,977,992
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$(5,335)	$(17,428)	$16,757	$7,878	$(4,941)	$(3,069)

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

Quarter ended June 30, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, March 30, 2016	$675
Purchases and issuances	1,454
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(466)
(466)
Balance, June 30, 2016	$1,663
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$(466)

	Six months ended June 30, 2017
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements (1)	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Purchases and issuances	—	—	16,920	—	69	16,989
Repayments and sales	(146,008)	(28,910)	—	(21,650)	—	(196,568)
Capitalization of interest	20,717	9,013	—	—	—	29,730
Capitalization of advances	13,148	—	—	—	—	13,148
ESS received pursuant to a recapture agreement with PFSI	—	2,953	—	—	—	2,953
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	19,812	19,812
Proceeds from CRT Agreements	—	—	—	—	—	—
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	13,934	—	—	—	—	13,934
Other factors	(9,688)	(9,929)	28,518	58,756	(6,393)	61,264
	4,246	(9,929)	28,518	58,756	(6,393)	75,198
Transfers of mortgage loans to REO and real estate held for investment	(62,055)	—	—	—	—	(62,055)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(48,820)	—	—	(48,820)
Balance, June 30, 2017	$1,184,620	$261,796	$395	$52,716	$77,624	$1,577,151
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$2,290	$(9,929)	$395	$37,106	$(6,393)	$23,469

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

Six months ended June 30, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$4,114
Issuances	—
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	2,463
2,463
Balance, June 30, 2017	$6,577
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$2,463

	Six months ended June 30, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Purchases and issuances	—	—	—	682	2,602	3,284
Repayments and sales	(419,726)	(97,326)	—	—	—	(517,052)
Capitalization of interest	39,715	12,728	—	—	—	52,443
ESS received pursuant to a recapture agreement with PFSI	—	3,601	—	—	—	3,601
Interest rate lock commitments issued, net	—	—	27,733	—	—	27,733
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	5,147	5,147
Proceeds from CRT Agreements	—	—	—	(6,395)	—	(6,395)
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	(19,004)	—	—	—	—	(19,004)
Other factors	19,936	(36,877)	47,742	4,921	(16,356)	19,366
	932	(36,877)	47,742	4,921	(16,356)	362
Transfers of mortgage loans to REO	(112,409)	—	—	—	—	(112,409)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(63,364)	—	—	(63,364)
Balance, June 30, 2016	$1,608,906	$294,551	$16,757	$(199)	$57,977	$1,977,992
Changes in fair value recognized during the period relating to assets still held at June 30, 2016	$654	$(29,667)	$16,757	$4,921	$(16,356)	$(23,691)

(1)	For the purpose of this table, the IRLC and CRT Agreement “Level 3” asset and liability positions are shown net.

Six months ended June 30, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$—
Issuances	2,136
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(473)
(473)
Balance, June 30, 2017	1,663
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$(473)

The information used in the preceding roll forwards represents activity for financial statement items measured at fair value on a recurring basis and identified as using “Level 3” inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase of the respective mortgage loans.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	June 30, 2017			December 31, 2016
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,317,800	$1,265,463	$52,337	$1,672,181	$1,633,569	$38,612
90 or more days delinquent:
Not in foreclosure	554	657	(103)	145	189	(44)
In foreclosure	249	307	(58)	786	717	69
	803	964	(161)	931	906	25
	$1,318,603	$1,266,427	$52,176	$1,673,112	$1,634,475	$38,637
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent:	$343,192	$339,515	$3,677	$367,169	$368,524	$(1,355)
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	343,192	339,515	3,677	367,169	368,524	(1,355)
Distressed mortgage loans at fair value:
Current through 89 days delinquent:	626,024	803,280	(177,256)	611,584	818,665	(207,081)
90 or more days delinquent:
Not in foreclosure	259,840	372,666	(112,826)	305,431	425,460	(120,029)
In foreclosure	298,756	422,384	(123,628)	437,557	595,534	(157,977)
	558,596	795,050	(236,454)	742,988	1,020,994	(278,006)
	1,184,620	1,598,330	(413,710)	1,354,572	1,839,659	(485,087)
	$1,527,812	$1,937,845	$(410,033)	$1,721,741	$2,208,183	$(486,442)

Following are the changes in fair value included in current period income by consolidated statement of operations line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,478)	—	4,027	2,549
Mortgage loans acquired for sale at fair value	36,746	—	—	—	36,746
Mortgage loans at fair value	—	11,376	—	4,885	16,261
ESS at fair value	—	4,366	—	(7,156)	(2,790)
MSRs at fair value	—	—	(4,400)	—	(4,400)
	$36,746	$14,264	$(4,400)	$1,756	$48,366
Liabilities:
Interest-only security payable	$—	$—	$—	$(1,976)	$(1,976)
Asset-backed financing of a VIE at fair value	—	(685)	—	(3,399)	(4,084)
	$—	$(685)	$—	$(5,375)	$(6,060)

	Quarter ended June 30, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income (1)	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(750)	—	4,332	3,582
Mortgage loans acquired for sale at fair value	47,003	—	—	—	47,003
Mortgage loans at fair value	—	17,286	—	(13,511)	3,775
ESS at fair value	—	5,713	—	(17,428)	(11,715)
MSRs at fair value	—	—	(4,941)	—	(4,941)
	$47,003	$22,249	$(4,941)	$(26,607)	$37,704
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(781)	$—	$890	$109
	$—	$(781)	$—	$890	$109

(1)

The amounts in the above table have been expanded to conform with current period presentation. The table includes the effect of capitalization of interest and accrual of unearned discounts on fair value.

	Six months ended June 30, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(2,796)	—	4,167	1,371
Mortgage loans acquired for sale at fair value	50,904		—	—	50,904
Mortgage loans at fair value	—	21,578	—	8,417	29,995
ESS at fair value	—	9,013	—	(9,929)	(916)
MSRs at fair value	—	—	(6,393)	—	(6,393)
	$50,904	$27,795	$(6,393)	$2,655	$74,961
Liabilities:
Interest-only security payable	$—	$—	$—	$(2,463)	$(2,463)
Asset-backed financing of a VIE at fair value	—	(1,072)	—	(3,423)	(4,495)
	$—	$(1,072)	$—	$(5,886)	$(6,958)

	Six months ended June 30, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income (1)	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(738)	—	9,431	8,693
Mortgage loans acquired for sale at fair value	89,008	—	—	—	89,008
Mortgage loans at fair value	—	41,809	—	9,279	51,088
ESS at fair value	—	12,728	—	(36,877)	(24,149)
MSRs at fair value	—	—	(16,356)	—	(16,356)
	$89,008	$53,799	$(16,356)	$(18,167)	$108,284
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$536	$—	$(8,963)	$(8,427)
	$—	$536	$—	$(8,963)	$(8,427)

(1)

The amounts in the above table have been expanded to conform with current period presentation. The table includes the effect of capitalization of interest and accrual of unearned discounts on fair value.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$87,046	$87,046
MSRs at lower of amortized cost or fair value	—	—	231,195	231,195
	$—	$—	$318,241	$318,241

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$125,683	$125,683
MSRs at lower of amortized cost or fair value	—	—	173,765	173,765
	$—	$—	$299,448	$299,448

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Real estate asset acquired in settlement of loans	$(6,303)	$(5,836)	$(11,279)	$(11,106)
MSRs at lower of amortized cost or fair value	(4,089)	(23,170)	(2,585)	(40,876)
	$(10,392)	$(29,006)	$(13,864)	$(51,982)

Real Estate Acquired in Settlement of Loans

The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell on a nonrecurring basis. The initial carrying value of the REO is measured at cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before REO acquisition in the case of acquisition in settlement of a mortgage loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of operations.

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

Fair Value of Financial Instruments Carried at Amortized Cost

Certain of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Notes payable, Exchangeable senior notes and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Assets sold under agreements to repurchase, Mortgage loan participation and sale agreements, Notes payable and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase approximate the agreements’ carrying values due to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at June 30, 2017 and December 31, 2016 was $247.2 million and $240.7 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of fair value.

Valuation Techniques and Inputs

Most of the Company’s assets, its Derivative liabilities, the Asset-backed financing of a VIE and the Interest-only security payable are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Manager’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

With respect to the Company’s non-IRLC “Level 3” fair value assets and liabilities, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. PCM’s valuation committee includes PFSI’s executive chairman, and chief executive, chief financial, chief enterprise operations, chief risk and deputy chief financial officers.

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

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS or similar securities. Changes in the fair value of MBS are included in Net gain (loss) on investments in the consolidated statements of operations.

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

The valuation process for “Level 3” mortgage loans includes the computation by stratum of the mortgage loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in inputs such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the mortgage loan valuation.

Changes in fair value attributable to changes in instrument-specific credit risk are measured by the effect on fair value of the change in the respective mortgage loan’s delinquency status and performance history at period-end from the later of the beginning of the period or acquisition date.

The significant unobservable inputs used in the fair value measurement of the Company’s mortgage loans at fair value are discount rate, home price projections, voluntary prepayment speeds and default speeds. Significant changes in any of those inputs in isolation could result in a significant change to the mortgage loans’ fair value measurement. Increases in home price projections are generally accompanied by an increase in voluntary prepayment speeds. Changes in the fair value of mortgage loans at fair value are included in Net gain (loss) on investments in the consolidated statements of operations.

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	June 30, 2017	December 31, 2016
Discount rate
Range	2.9% – 15.0%	2.6% – 15.0%
Weighted average	7.3%	7.1%
Twelve-month projected housing price index change
Range	2.8% – 4.2%	2.5% – 4.8%
Weighted average	3.9%	3.7%
Prepayment speed (1)
Range	2.9% – 6.2%	0.1% – 10.9%
Weighted average	3.8%	4.0%
Total prepayment speed (2)
Range	8.9% – 23.3%	2.9% – 24.6%
Weighted average	17.0%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

ESS is generally subject to loss in fair value when interest rates decrease. Decreasing mortgage rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the mortgage loans underlying the ESS, thereby reducing the cash flows expected to accrue to ESS. Reductions in the fair value of ESS affect income primarily through change in fair value. Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of operations.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	June 30, 2017	December 31, 2016
UPB of underlying mortgage loans (in thousands)	$29,716,891	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (1)
Range	3.8% - 4.4%	3.8% - 4.8%
Weighted average	4.2%	4.4%
Annual total prepayment speed (2)
Range	7.7% - 70.9%	7.0% - 41.3%
Weighted average	10.7%	10.5%
Life (in years)
Range	0.7 - 8.1	1.4 - 8.6
Weighted average	6.6	6.8

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC value, but increase the pull-through rate for the mortgage loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on mortgage loans acquired for sale in the consolidated statements of operations.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	June 30, 2017	December 31, 2016
Pull-through rate
Range	60.5% - 100.0%	60.7% - 100.0%
Weighted average	89.8%	88.5%
MSR value expressed as:
Servicing fee multiple
Range	2.0 - 5.8	2.6 - 6.0
Weighted average	4.9	5.0
Percentage of UPB
Range	0.0% - 1.5%	0.7% - 1.5%
Weighted average	1.2%	1.3%

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. Fair values of derivative financial instruments based on exchange traded market prices are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rate volatilities in the MBS market are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain on mortgage loans acquired for sale, Net gain (loss) on investments, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of operations.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$53,501	$12,334	$58,262	$1,847
Key inputs
UPB of underlying mortgage loans	$4,477,209	$1,157,902	$4,846,994	$200,495
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Pricing spread (1)
Range	7.6% - 12.6%	7.6% - 7.6%	7.2% – 12.6%	7.2% – 7.6%
Weighted average	7.6%	7.6%	7.4%	7.3%
Annual total prepayment speed (2)
Range	3.6% - 26.0%	8.5% - 24.2%	3.4% – 47.4%	7.3% – 38.0%
Weighted average	8.5%	10.8%	9.4%	14.2%
Life (in years)
Range	3.0 - 11.6	3.4 - 8.4	1.5 – 12.2	2.0 – 9.3
Weighted average	8.0	7.3	7.6	6.0
Annual per-loan cost of servicing
Range	$79 - $79	$79 - $79	$68 – $79	$68 – $79
Weighted average	$79	$79	$76	$74

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$104,711	$19,812	$91,124	$5,147
Key inputs
UPB of underlying mortgage loans	$8,573,815	$1,818,488	$7,606,539	$527,519
Weighted-average annual servicing fee rate (in basis points)	25	25	25	26
Pricing spread (1)
Range	7.6% - 12.6%	7.6% - 7.6%	7.2% –12.6%	7.2% – 7.6%
Weighted average	7.6%	7.6%	7.3%	7.3%
Annual total prepayment speed (2)
Range	3.2% - 28.7%	7.9% - 24.2%	3.4% – 49.2%	7.2% – 38.0%
Weighted average	8.0%	10.8%	9.8%	15.1%
Life (in years)
Range	2.7 - 11.9	3.4 - 8.5	1.4 – 12.3	2.0 – 9.4
Weighted average	8.1	7.2	7.4	5.7
Annual per-loan cost of servicing
Range	$79 - $79	$79 - $79	$68 – $79	$68 – $79
Weighted average	$79	$79	$73	$71

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs acquired as proceeds from the sale of mortgage loans.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$657,176	$77,624	$592,431	$64,136
Key inputs:
UPB of underlying mortgage loans	$56,219,587	$7,058,662	$50,539,707	$5,763,957
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Weighted-average note interest rate	3.8%	4.7%	3.8%	4.7%
Pricing spread (1)
Range	7.6% - 13.1%	7.6% - 12.6%	7.6% – 13.0%	7.6% – 12.6%
Weighted average	7.6%	7.6%	7.6%	7.6%
Effect on fair value of (2):
5% adverse change	$(10,729)	$(1,174)	$(10,018)	$(979)
10% adverse change	$(21,142)	$(2,314)	$(19,738)	$(1,929)
20% adverse change	$(41,066)	$(4,496)	$(38,330)	$(3,748)
Prepayment speed (3)
Range	7.1% - 26.6%	7.3% - 21.1%	6.7% – 25.7%	6.8% – 24.2%
Weighted average	8.1%	10.9%	7.7%	10.7%
Life (in years)
Range	3.0 - 8.2	3.1 - 6.9	3.1 - 8.5	3.2 - 7.0
Weighted average	7.7	6.9	8.0	7.0
Effect on fair value of (2):
5% adverse change	$(10,741)	$(1,687)	$(9,436)	$(1,379)
10% adverse change	$(21,135)	$(3,307)	$(18,578)	$(2,704)
20% adverse change	$(40,945)	$(6,356)	$(36,037)	$(5,202)
Annual per-loan cost of servicing
Range	$78 - $79	$77 - $79	$78 – $79	$77 – $79
Weighted average	$79	$79	$79	$79
Effect on fair value of (2):
5% adverse change	$(5,108)	$(651)	$(4,650)	$(555)
10% adverse change	$(10,216)	$(1,303)	$(9,300)	$(1,110)
20% adverse change	$(20,432)	$(2,606)	$(18,600)	$(2,220)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Note 8—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	June 30, 2017	December 31, 2016
	(in thousands)
Conventional:
Agency-eligible	$1,050,956	$847,810
Jumbo	—	6,042
Held for sale to PLS — Government insured or guaranteed	246,259	804,616
Commercial real estate	14,572	8,961
Repurchased pursuant to representations and warranties	6,816	5,683
	$1,318,603	$1,673,112
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,260,939	$1,627,010
Mortgage loan participation and sale agreements	39,657	26,738
	$1,300,596	$1,653,748

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

Note 9—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a management determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	June 30, 2017		December 31, 2016
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$558,596	$795,050	$742,988	$1,020,994
Performing mortgage loans:
Fixed interest rate	299,201	395,748	296,901	408,943
Interest rate step-up	257,164	333,360	232,700	317,409
Adjustable-rate/hybrid	69,659	74,172	81,983	92,313
	626,024	803,280	611,584	818,665
	1,184,620	1,598,330	1,354,572	1,839,659
Fixed interest rate jumbo mortgage loans held in a VIE	343,192	339,515	367,169	368,524
	$1,527,812	$1,937,845	$1,721,741	$2,208,183
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$1,178,019		$1,345,021
Asset-backed financing of a VIE at fair value	343,192		367,169
	$1,521,211		$1,712,190

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	June 30, 2017	December 31, 2016
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	72%
Mortgage loans with unpaid-principal balance-to-current -property-value in excess of 100%	40%	41%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida Massachusetts

Note 10—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$224,831	$327,212	$274,069	$341,846
Transfers from mortgage loans at fair value and advances	29,154	53,558	54,030	114,052
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(5,101)	(8,082)	(11,745)	(12,266)
Results of REO:
Valuation adjustments, net	(7,151)	(7,283)	(15,326)	(17,928)
Gain on sale, net	3,686	4,718	7,615	9,327
	(3,465)	(2,565)	(7,711)	(8,601)
Proceeds from sales	(38,385)	(70,665)	(101,609)	(135,573)
Balance at end of period	$207,034	$299,458	$207,034	$299,458

	June 30, 2017	December 31, 2016
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$56,842	$167,430
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	51,512	48,283
	$108,354	$215,713

Note 11—Mortgage Servicing Rights

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amortized Cost:
Balance at beginning of period	$639,455	$422,676	$606,103	$404,101
MSRs resulting from mortgage loan sales	53,501	58,262	104,711	91,124
Amortization	(19,523)	(15,531)	(37,381)	(29,818)
Sales	—	(106)	—	(106)
Balance at end of period	673,433	465,301	673,433	465,301
Valuation Allowance:
Balance at beginning of period	(12,168)	(28,650)	(13,672)	(10,944)
Additions to impairment valuation allowance	(4,089)	(23,170)	(2,585)	(40,876)
Balance at end of period	(16,257)	(51,820)	(16,257)	(51,820)
MSRs, net	$657,176	$413,481	$657,176	$413,481
Fair value at beginning of period	$662,584	$405,635	$626,334	$424,154
Fair value at end of period	$682,437	$417,094

	June 30, 2017	December 31, 2016
	(in thousands)
MSRs carried at lower of cost or fair value pledged to secure notes payable	$647,169	$592,431

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the June 30, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12 months ended June 30,	amortization
(in thousands)
2018	$78,845
2019	72,092
2020	65,627
2021	59,403
2022	53,535
Thereafter	343,931
Total	$673,433

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$69,683	$61,071	$64,136	$66,584
Purchases	7	—	69	2,602
MSRs resulting from mortgage loan sales	12,334	1,847	19,812	5,147
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(2,303)	(2,508)	(4,328)	(11,460)
Other changes in fair value (2)	(2,097)	(2,433)	(2,065)	(4,896)
	(4,400)	(4,941)	(6,393)	(16,356)
Balance at end of period	$77,624	$57,977	$77,624	$57,977

	June 30, 2017	December 31, 2016
	(in thousands)
MSRs carried at fair value pledged to secure notes payable	$76,727	$64,136

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of operations and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Contractually-specified servicing fees	$39,705	$29,991	$76,986	$57,770
Ancillary and other fees:
Late charges	1,203	1,450	2,240	2,407
Other	176	137	363	273
	$41,084	$31,578	$79,589	$60,450

Note 12—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	2.82%	2.17%	2.70%	2.19%
Average balance	$3,420,836	$3,268,774	$3,344,772	$3,033,038
Total interest expense	$23,941	$22,056	$46,123	$42,468
Maximum daily amount outstanding	$4,361,565	$4,331,706	$4,563,762	$4,402,724

(1)

Excludes the effect of amortization of debt issuance costs of $1.9 million and $4.2 million for the quarter and six months ended June 30, 2017, respectively, and $2.2 million and $4.3 million for the quarter and six months ended June 30, 2016, respectively.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,498,916	$3,784,685
Unamortized debt issuance costs	(917)	(684)
	$3,497,999	$3,784,001
Weighted-average interest rate	2.69%	2.70%
Available borrowing capacity (1):
Committed	$252,420	$518,932
Uncommitted	2,408,141	1,092,253
	$2,660,561	$1,611,185
Margin deposits placed with counterparties included in Other assets	$8,792	$29,634
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$1,065,540	$863,802
Mortgage loans acquired for sale at fair value	$1,260,939	$1,627,010
Mortgage loans at fair value	$1,178,019	$1,345,021
Real estate acquired in settlement of loans	$108,353	$215,713
Real estate held for investment	$13,602	$—
CRT Agreements:
Deposits securing CRT agreements	$410,512	$414,610
Derivative assets	$19,291	$9,078

(1)	At June 30, 2017, available borrowing capacity includes $500 million of temporary increases in credit limits expiring on various dates through September 30, 2017.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at June 30, 2017	Contractual balance
(in thousands)
Within 30 days	$1,347,445
Over 30 to 90 days	153,433
Over 90 days to 180 days	246,264
Over 180 days to 1 year	1,751,774
Over one year to two years	—
$3,498,916
Weighted average maturity (in months)	5.3

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2017:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$85,097	September 20, 2017	April 27, 2018
Citibank, N.A.	$174,564	August 1, 2017	March 2, 2018
JPMorgan Chase & Co.	$109,212	August 23, 2017	October 13, 2017
Bank of America, N.A.	$22,821	September 21, 2017	May 25, 2018
Morgan Stanley	$9,424	September 17, 2017	August 25, 2017
Barclays Bank PLC	$11,382	September 18, 2017	December 1, 2017

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$1,106	July 5, 2017
Bank of America, N.A.	$17,286	July 17, 2017
Daiwa Capital Markets America Inc.	$5,719	July 18, 2017
Wells Fargo, N.A.	$5,393	July 10, 2017
Royal Bank of Canada	$3,507	July 17, 2017

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$57,732	July 11, 2017
Bank of America, N.A.	$31,238	July 12, 2017
BNP Paribas Corporate & Institutional Banking	$19,302	July 12, 2017

Note 13—Mortgage Loan Participation and Sale Agreements

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

Mortgage loan participation and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	2.30%	1.69%	2.20%	1.68%
Average balance	$71,724	$70,701	$68,131	$69,649
Total interest expense	$449	$333	$816	$661
Maximum daily amount outstanding	$98,721	$96,335	$98,721	$97,672

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $63,000 for the quarter and six months ended June 30, 2017, respectively, and $31,000 and $68,000 for the quarter and six months ended June 30, 2016, respectively.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$38,470	$25,917
Unamortized debt issuance costs	(125)	—
	$38,345	$25,917
Weighted-average interest rate	2.47%	2.02%
Mortgage loans acquired for sale pledged to secure mortgage loan participation and sale agreements	$39,657	$26,738

Note 14—Federal Home Loan Bank Advances

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

Note 15—Notes Payable

On March 24, 2017, the Company, through PennyMac Corp (“PMC”) and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that maybe transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $170 million. The note matures on December 1, 2017, subject to a wind down period of up to one year following such maturity date.

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

Following is a summary of financial information relating to the notes payable:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	6.04%	4.63%	5.40%	4.65%
Average balance	$119,447	$188,330	$189,526	$200,973
Total interest expense	$3,095	$2,991	$7,399	$6,334
Maximum daily amount outstanding	$160,106	$211,103	$275,106	$234,476

(1)

Excludes the effect of amortization of debt issuance costs of $1.3 million and $2.2 million for the quarter and six months ended June 30, 2017, respectively, and $788,000 and $1.6 million for the quarter and six months ended June 30, 2016, respectively.

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$159,980	$275,106
Unamortized debt issuance costs	—	—
	$159,980	$275,106
Weighted-average interest rate	5.34%	4.73%
MSRs pledged to secure notes payable	$723,896	$656,567

Note 16—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average fair value	$337,844	$334,233	$342,822	$325,112
Interest expense	$3,596	$3,606	$7,005	$4,958
Weighted-average effective interest rate	3.41%	3.34%	3.44%	3.34%

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value	$329,459	$353,898
UPB	$339,515	$355,494
Weighted-average interest rate	3.50%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 17—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of Exchangeable Notes due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of June 30, 2017, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Weighted-average UPB	$250,000	$250,000	$250,000	$250,000
Interest expense	$3,631	$3,616	$7,260	$7,228

	June 30, 2017	December 31, 2016
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(3,371)	(3,911)
	$246,629	$246,089

Note 18—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$11,447	$18,712	$15,350	$20,171
Provision for losses:
Pursuant to mortgage loan sales	607	650	1,280	1,221
Reduction in liability due to change in estimate	(1,305)	—	(5,881)	(1,724)
Losses incurred	(52)	(104)	(52)	(410)
Recoveries	—	—	—	—
Balance, end of period	$10,697	$19,258	$10,697	$19,258
UPB of mortgage loans subject to representations and warranties at end of period	$62,530,609	$46,339,653

Note 19—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2017, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2017
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,931,374
Commitments to fund Deposits securing CRT agreements (1)	$247,942

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 20—Shareholders’ Equity

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

The following table summarizes the Company’s share repurchase activity:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	Cumulative Total (1)
	(in thousands)
Common shares repurchased	—	1,186	139	6,342	8,551
Cost of common shares repurchased	$—	$18,363	$2,307	$82,834	$117,015

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through June 30, 2017.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 3—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. No payments were made during the quarters ended June 30, 2017 and June 30, 2016.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. No payments were made during the quarters and six months ended June 30, 2017 and June 30, 2016. The Reimbursement Agreement expires on February 1, 2019.

Note 21—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(26,688)	$(20,592)	$(82,595)	$(25,173)
Hedging activities	(19,720)	(29,118)	(3,463)	(61,694)
	(46,408)	(49,710)	(86,058)	(86,867)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	65,835	60,109	124,523	96,271
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(607)	(650)	(1,280)	(1,221)
Reduction in liability due to change in estimate	1,305	—	5,881	1,724
Change in fair value of financial instruments held at end of period:
IRLCs	(8,327)	7,423	(3,383)	12,111
Mortgage loans	(5,657)	5,015	2,471	11,752
Hedging derivatives	7,947	(92)	(11,902)	1,812
	(6,037)	12,346	(12,814)	25,675
Total from non-affiliates	14,088	22,095	30,252	35,582
From PFSI—cash gain	3,204	2,131	6,065	3,693
	$17,292	$24,226	$36,317	$39,275

Note 22—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$4,027	$4,332	$4,167	$9,431
Distressed mortgage loans at fair value	1,030	(13,463)	4,246	932
Mortgage loans held in a VIE at fair value	3,855	(48)	4,171	8,347
CRT Agreements	32,853	7,764	51,440	3,621
Asset-backed financing of a VIE at fair value	(3,399)	890	(3,423)	(8,963)
Hedging derivatives	(4,889)	862	(9,033)	698
	33,477	337	51,568	14,066
From PFSI—ESS	(5,885)	(15,824)	(7,255)	(33,451)
	$27,592	$(15,487)	$44,313	$(19,385)

Note 23—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$103	$—	$385	$377
Mortgage-backed securities	7,734	2,756	14,506	5,468
Mortgage loans acquired for sale at fair value	12,995	13,596	24,497	22,860
Mortgage loans at fair value:
Distressed	19,592	23,042	39,244	52,228
Held in a VIE	3,876	4,951	7,605	10,480
Deposits securing CRT Agreements	855	235	1,264	375
Placement fees relating to custodial funds	2,811	1,341	3,882	1,341
Other	54	132	90	275
	48,020	46,053	91,473	93,404
From PFSI—ESS	4,366	5,713	9,013	12,728
	52,386	51,766	100,486	106,132
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	23,941	22,056	46,123	42,468
Mortgage loan participation and sale agreements	449	333	816	661
FHLB advances	—	—	—	122
Notes payable	3,095	2,991	7,399	6,334
Asset-backed financings of VIEs at fair value	3,596	3,606	7,005	4,958
Exchangeable Notes	3,631	3,616	7,260	7,228
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,368	1,589	2,430	2,561
Interest on mortgage loan impound deposits	321	180	742	441
	36,401	34,371	71,775	64,773
To PFSI—Assets sold under agreement to repurchase	2,025	2,222	3,830	3,824
	38,426	36,593	75,605	68,597
Net interest income	$13,960	$15,173	$24,881	$37,535

Note 24—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$41,084	$31,578	$79,589	$60,450
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(19,523)	(15,531)	(37,381)	(29,818)
Additions to impairment valuation allowance	(4,089)	(23,170)	(2,585)	(40,876)
Gain on sale	—	11	—	11
Carried at fair value—change in fair value	(4,400)	(4,941)	(6,393)	(16,356)
Gains (losses) on hedging derivatives	2,391	27,433	(6,307)	57,393
	(25,621)	(16,198)	(52,666)	(29,646)
	15,463	15,380	26,923	30,804
From PFSI—MSR recapture income	234	311	526	441
Net mortgage loan servicing fees	$15,697	$15,691	$27,449	$31,245
Average servicing portfolio	$61,414,348	$45,647,524	$59,710,787	$44,531,795

(1)	Includes contractually specified servicing and ancillary fees, net of Agency guarantee fees.

Note 25—Share-Based Compensation Plans

As of June 30, 2017 and December 31, 2016, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Restricted share units granted	—	—	133,838	217,997
Performance share units granted	—	—	125,772	112,079
Total share units granted	—	—	259,610	330,076
Grant date fair value of restricted share units granted	$—	$—	$2,281	$2,699
Grant date fair value of performance share units granted	—	—	1,722	1,351
Total fair value of share units granted	$—	$—	$4,003	$4,050
Restricted share units vested	131,441	222,533	284,142	298,582
Performance share units vested	—	—	—	—
Total share units vested	131,441	222,533	284,142	298,582
Compensation expense	$1,600	$1,965	$3,127	$3,013

Note 26— Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$1,592	$2,434	$3,026	$4,996
Real estate held for investment	1,353	930	2,441	1,487
Technology	396	332	714	766
Insurance	330	316	668	634
Other	1,581	946	2,995	1,590
	$5,252	$4,958	$9,844	$9,473

Note 27—Income Taxes

The Company’s effective tax rate was 9.6% and (5.7)% for the quarter and six months ended June 30, 2017 and 35.4% and (219.8)% for the quarter and six months ended June 30, 2016, respectively. The Company’s taxable REIT subsidiary recognized a tax expense of $2.8 million on income of $7.2 million and a tax benefit of $3.8 million on a loss of $7.6 million for the quarter and six months ended June 30, 2017, respectively, while the Company’s reported consolidated pretax income was $31.8 million and $54.4 million for the quarter and six months ended June 30, 2017, respectively. For the same periods in 2016, the Company’s taxable REIT subsidiary recognized tax benefits of $3.7 million and $6.1 million on losses of $9.3 million and $15.3 million, respectively, while the Company’s reported consolidated pretax loss was $8.2 million and pretax income was $2.9 million during such periods, respectively. The relative values between the tax benefit or expense at the taxable REIT subsidiary and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 28—Segments and Related Information

During the six months ended June 30, 2017, the Company changed the composition of its operating segments. The reporting used by the Company’s chief operating decision maker changed as the Company’s investment activities have become more diversified. The Manager has focused this broadened investment base on two classes of investments: credit sensitive and interest rate sensitive mortgage related assets.  As this focus has developed, the Manager’s reporting on and management of the Company’s investments has also developed along these lines.  Accordingly, during the six months ended June 30, 2017, management re-evaluated this new information in relation to its definition of its operating segments.

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

Segment results for the quarter and six months ended June 30, 2016 have been restated to conform prior year presentation to the new segment composition.

Financial highlights by operating segment are summarized below:

Quarter ended June 30, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$17,143	$149	$—	$—	$17,292
Net gain (loss) on investments	—	34,140	(6,548)	—	27,592
Net mortgage loan servicing fees	—	29	15,668	—	15,697
Net interest income:
Interest income	12,820	20,739	18,672	155	52,386
Interest expense	(8,962)	(13,809)	(15,655)	—	(38,426)
	3,858	6,930	3,017	155	13,960
Other income (loss)	10,497	(1,079)	—	—	9,418
	31,498	40,169	12,137	155	83,959
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	21,108	3,522	6,576	—	31,206
Management fees	—	—	—	5,638	5,638
Other	2,302	6,197	145	6,645	15,289
	23,410	9,719	6,721	12,283	52,133
Pre-tax income (loss)	$8,088	$30,450	$5,416	$(12,128)	$31,826
Total assets at end of period	$1,343,484	$2,108,662	$2,410,429	$147,669	$6,010,244

Quarter ended June 30, 2016	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$24,322	$(96)	$—	$—	$24,226
Net gain (loss) on investments	—	(4,561)	(10,926)	—	(15,487)
Net mortgage loan servicing fees	—	—	15,691	—	15,691
Net interest income:
Interest income	13,402	23,834	14,398	132	51,766
Interest expense	(8,176)	(15,280)	(13,137)	—	(36,593)
	5,226	8,554	1,261	132	15,173
Other income	8,535	(520)	—	—	8,015
	38,083	3,377	6,026	132	47,618
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	19,111	11,426	5,001	—	35,538
Management fees	—	—	—	5,199	5,199
Other	1,796	5,817	292	7,135	15,040
	20,907	17,243	5,293	12,334	55,777
Pre-tax income (loss)	$17,176	$(13,866)	$733	$(12,202)	$(8,159)
Total assets at end of period	$1,531,745	$2,426,977	$1,695,858	$112,982	$5,767,562

Six months ended June 30, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$36,154	$163	$—	$—	$36,317
Net gain (loss) on investments	—	56,133	(11,820)	—	44,313
Net mortgage loan servicing fees	—	44	27,405	—	27,449
Net interest income:
Interest income	24,176	41,060	34,775	475	100,486
Interest expense	(16,863)	(28,082)	(30,660)	—	(75,605)
	7,313	12,978	4,115	475	24,881
Other income (loss)	18,813	(3,346)	—	6	15,473
	62,280	65,972	19,700	481	148,433
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	37,682	7,870	12,710	—	58,262
Management fees	—	—	—	10,646	10,646
Other	4,039	8,225	830	11,998	25,092
	41,721	16,095	13,540	22,644	94,000
Pre-tax income (loss)	$20,559	$49,877	$6,160	$(22,163)	$54,433
Total assets at period end	$1,343,484	$2,108,662	$2,410,429	$147,669	$6,010,244

Six months ended June 30, 2016	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$39,619	$(344)	$—	$—	$39,275
Net gain (loss) on investments	—	5,243	(24,628)	—	(19,385)
Net mortgage loan servicing fees	—	—	31,245	—	31,245
Net interest income:
Interest income	22,412	53,779	29,672	269	106,132
Interest expense	(13,531)	(32,095)	(22,971)	—	(68,597)
	8,881	21,684	6,701	269	37,535
Other income (loss)	15,462	(4,298)	—	—	11,164
	63,962	22,285	13,318	269	99,834
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	32,046	18,234	9,646	—	59,926
Management fees	—	—	—	10,551	10,551
Other	3,081	9,667	594	13,130	26,472
	35,127	27,901	10,240	23,681	96,949
Pre-tax income	$28,835	$(5,616)	$3,078	$(23,412)	$2,885
Total assets at period end	$1,531,745	$2,426,977	$1,695,858	$112,982	$5,767,562

Note 29—Supplemental Cash Flow Information

	Six months ended June 30, 2017
	2017	2016
	(in thousands)
Cash paid for interest	$78,021	$76,198
Income taxes paid, net	$191	$388
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$124,523	$96,271
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$54,030	$114,052
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$11,745	$12,266
Receipt of ESS pursuant to recapture agreement with PFSI	$2,953	$3,601
Capitalization of servicing advances pursuant to mortgage loan modifications	$13,148	$—
Non-cash financing activities:
Transfer of mortgage loans at fair value financed under agreements to repurchase REO financed under agreements	$—	$15,191

Dividends payable	$31,655	$32,082

Note 30—Regulatory Capital and Liquidity Requirements

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

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	June 30, 2017
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)				(in thousands)
June 30, 2017	$459,274	$160,696	12%	6%	$48,453	$22,147
December 31, 2016	$392,056	$143,259	12%	6%	$26,670	$19,706

(1)	Calculated in accordance with the Agencies’ capital and liquidity requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 31—Recently Issued Accounting Pronouncements

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

The Manager has evaluated the effect of adoption of ASU 2014-09 and its amendments and their effect on the Company’s consolidated financial statements, and has concluded that ASU 2014-09 will not have an effect on such financial statements.

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

Note 32—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

During July 2017, the Company entered into an agreement to sell $149 million in UPB of performing loans from the distressed portfolio. The sale is scheduled to settle in August 2017. Although definitive documentation has been executed, this transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance regarding the size of the transaction or that the transaction will be completed at all.

•

On July 5, 2017, the Company closed on an offering of 7,000,000 shares of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, liquidation preference $25.00 per share, $0.01 par value per share (the “Series B Preferred Shares”). In connection with the closing, PennyMac GP OP, Inc., a wholly-owned subsidiary of the Company and the general partner of the Operating Partnership amended the Operating Partnership’s Amended and Restated Limited Partnership Agreement to designate limited partnership units (the “Series B Preferred Units”) with substantially the same terms as the Series B Preferred Shares to be issued to the Company in exchange for the net proceeds from the Company’s sale of the Series B Preferred Shares.

The Company received net proceeds from the offering of approximately $169.3 million, after deducting the underwriting discounts and commissions and the Company’s estimated expenses.  On July 12, 2017, after the underwriters had exercised their option to purchase 800,000 additional Series B Preferred Shares during the 30-day over-allotment period, the Company received additional net proceeds of approximately $19.4 million.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have pursued this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the mortgage servicing rights (“MSRs”) relating to such mortgage loans. We have also invested in mortgage-backed securities (“MBS”) and excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity. Our assets are transitioning away from distressed mortgage loans to investments obtained through our correspondent production such as CRT and MSRs. We have also invested in excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”), and commercial real estate loans that finance multifamily and other commercial real estate.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on, U.S residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS.

Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our targeted investments are in the U.S. mortgage market, including credit sensitive assets such as distressed mortgage loans, CRT Agreements related to our correspondent production, non-Agency subordinate bonds, small-balance commercial real estate (including multifamily) loans and subordinate interests; and interest rate sensitive assets such as MSRs, ESS, MBS, and non-Agency senior MBS.

We have invested in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. A substantial portion of the nonperforming mortgage loans we have purchased has been acquired from or through one or more subsidiaries of JPMorgan Chase & Co. and of Citigroup Inc.

We seek to maximize the value of the distressed mortgage loans that we acquired using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. During the quarter and six months ended June 30, 2017 and 2016, we did not acquire distressed mortgage loans. During the quarter and six months ended June 30, 2017, we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and real estate acquired in settlement of loans (“REO”) totaling $85.8 million and $276.6 million, respectively. During the quarter and six months ended June 30, 2016, we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO totaling $481.3 million and $594.0 million, respectively.

During the quarter and six months ended June 30, 2017, we purchased newly originated prime credit quality loans with fair values totaling $17.1 billion and $31.6 billion, respectively, as compared to $15.3 billion and $25.5 billion for the same periods in 2016, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent lenders that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan. During the quarter and six months ended June 30, 2017, we received sourcing fees totaling $3.2 million and $6.1 million relating to $10.6 billion and $20.2 billion in UPB of mortgage loans at fair value that we sold to PLS, as compared to $2.8 million and $4.8 million relating to $9.4 billion and $15.9 billion in UPB loans that we sold to PLS for the same periods in 2016.

During the quarter and six months ended June 30, 2017, we received MSRs with fair values at initial recognition totaling $65.8 million and $124.5 million, respectively, compared to $60.1 million and $96.3 million for the same periods in 2016.

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed whole mortgage loans. During the quarter and six months ended June 30, 2017, we made investments in CRT Agreements totaling $41.4 million and $57.1 million, respectively, and commitments to fund an additional $98.7 million and $146.9 million of such agreements, respectively, and held CRT related investments (composed of restricted cash and derivative financial instruments) totaling $555.8 million at June 30, 2017, compared to investments of $465.7 million at December 31, 2016.

We supplement these activities through our participation in other mortgage-related activities, including:

•

Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $251.9 million during the six months ended June 30, 2017, none of which were purchased during the quarter ended June 30, 2017, as compared to $199.2 million and $249.9 million, respectively, during the quarter and six months ended June 30, 2016.

•

Acquisition of ESS relating to MSRs held by PFSI. We did not purchase any ESS from PFSI during 2016 or 2017. However, during the quarter and six months ended June 30, 2017, we received $1.4 million and $3.0 million, respectively, of ESS pursuant to a recapture agreement with PFSI, compared to receipt of $1.7 million and $3.6 million, respectively, of ESS pursuant to such recapture agreement for the same periods in 2016.

•

Acquisition of small balance (typically under $10 million) commercial real estate loans. During the quarter and six months ended June 30, 2017, we acquired $18.7 million and $39.8 million, respectively, in fair value of small balance commercial real estate loans as compared to $1.3 million and $6.1 million, respectively, for the same periods in 2016.

•

To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. During the quarter and six months ended June 30, 2017, we did not issue any of such securities.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. We did not purchase any shares during the quarter ended June 30, 2017. We repurchased approximately 139,000 common shares at a cost of $2.3 million for the six months ended June 30, 2017 and approximately 6.3 million common shares at a cost of $82.8 million for the six months ended June 30, 2016. A cumulative total of approximately 8.6 million common shares have been repurchased at a cost of $117.0 million under the program since its inception. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

We believe that we qualify to be taxed as a real estate investment trust (“REIT”). We believe that we will not be subject to federal income tax on that portion of our income that is distributed to shareholders as long as we meet certain asset, income and share ownership tests. If we fail to qualify as a REIT, and do not qualify for certain statutory relief provisions, our profits will be subject to income taxes and we may be precluded from qualifying as a REIT for the four tax years following the year we lose our REIT qualification. A portion of our activities, including our correspondent production business, is conducted in our taxable REIT subsidiary (“TRS”), which is subject to corporate federal and state income taxes. Accordingly, we have made a provision for income taxes with respect to the operations of our TRS. We expect that the effective rate for the provision for income taxes may be volatile in future periods. Our goal is to manage the business to take full advantage of the tax benefits afforded to us as a REIT.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net investment income	$83,959	$47,618	$148,433	$99,834
Expenses	52,133	55,777	94,000	96,949
Provision for (benefit from) income taxes	3,046	(2,892)	(3,083)	(6,344)
Net income (loss)	$28,780	$(5,267)	$57,516	$9,229
Pre-tax income (loss) by segment:
Correspondent production	$8,088	$17,176	$20,559	$28,835
Credit sensitive strategies	30,450	(13,866)	49,877	(5,616)
Interest rate sensitive strategies	5,416	733	6,160	3,078
Corporate	(12,128)	(12,202)	(22,163)	(23,412)
	$31,826	$(8,159)	$54,433	$2,885
Earnings (loss) per share:
Basic	$0.39	$(0.08)	$0.81	$0.12
Diluted	$0.38	$(0.08)	$0.78	$0.12
Dividends declared and paid per share	$0.47	$0.47	$0.94	$0.94
Per share closing prices:
During the period:
High	$18.33	$16.23	$18.33	$16.23
Low	$17.20	$13.07	$16.37	$11.21
At end of period	$18.29	$16.23

	June 30, 2017	December 31, 2016
Total assets (in thousands)	$6,010,244	$6,357,502
Book value per common share	$20.04	$20.26

During the quarter and six months ended June 30, 2017, we recorded net income of $28.8 million, or $0.38 per diluted share, and net income of $57.5 million, or $0.78 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2017 reflects net gain on mortgage loans acquired for sale of $17.3 million and $36.3 million, respectively, supplemented by net gain on investments of $27.6 million and $44.3 million, respectively, net mortgage loan servicing fees of $15.7 million and $27.4 million, respectively, and net interest income of $14.0 million and $24.9 million, respectively. During the quarter and six months ended June 30, 2017, we issued interest rate lock commitments (“IRLCs”) totaling $18.2 billion and $32.7 billion, respectively, and purchased $17.1 billion and $31.6 billion, respectively, in fair value of newly originated mortgage loans, respectively. Net gains on such mortgage loans included $65.8 million and $124.5 million of MSRs retained upon sale of such loans. At June 30, 2017, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, $246.3 million of which were pending sale to PLS.

During the quarter and six months ended June 30, 2016, we recorded a net loss of $5.3 million, or $(0.08) per diluted share, and net income of $9.2 million, or $0.12 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2016 reflects net interest income of $15.2 million and $37.5 million, and net mortgage loan servicing fees of $15.7 million and $31.2 million, respectively, offset by net losses on our investments totaling $15.5 million and $19.4 million, respectively. During the quarter and six months ended June 30, 2016, we issued IRLCs totaling $16.0 billion and $26.4 billion, respectively, and purchased $15.3 billion and $25.5 billion, respectively, in fair value of newly originated mortgage loans. We recognized net gains on such IRLCs and mortgage loans totaling approximately $24.2 million and $39.3 million, respectively, including $60.1 million and $96.3 million of MSRs retained upon sale of such loans. At June 30, 2016, we held mortgage loans acquired for sale with fair values totaling $1.5 billion, $619.0 million of which were pending sale to PLS.

Our net income increased during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, primarily due to increased gains from our investments in CRT Agreements and reduced loss from our investments in ESS. Net gains on investments were $27.6 million and $44.3 million, respectively, for the quarter and six months ended June 30, 2017, representing increases of $43.1 million and $63.7 million from the same periods in 2016.

In our correspondent production activities, our pretax income decreased during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, by $9.1 million and $8.3 million from $17.2 million and $28.8 million to $8.1 million and $20.6 million, respectively. We received proceeds of $5.8 billion and $10.6 billion from the sale of mortgage loans to nonaffiliates during the quarter and six months ended June 30, 2017, as compared to $5.2 billion and $8.5 billion during the same periods in 2016. We issued $7.0 billion and $12.2 billion, respectively, of IRLCs relating to Agency mortgage loans in the quarter and six months ended June 30, 2017, respectively, an increase of $1.1 billion and $2.4 billion from the same periods in 2016. Our net gain on mortgage loans acquired for sale decreased due to a decrease in production margin that more than offset increased production volume. Our increase in mortgage volume reflects the continued growth in the number of our correspondent sellers which more than offset the effect of the smaller mortgage origination market in 2017. The decrease in our margins reflects the effects of heightened competition resulting from the smaller mortgage origination market.

Net Investment Income

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS, and derivatives), a portion of our MSRs and our asset-backed financing at fair value and interest-only security payable, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to MBS, mortgage loans held in a VIE, and asset-backed financing.

The amounts of non-cash income items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	$65,835	$60,109	$124,523	$96,271
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(607)	(650)	(1,280)	(1,221)
Reduction in liability due to change in estimate	1,305	—	5,881	1,724
Change in fair value during the period of financial instruments held at period end:
IRLCs	(8,327)	7,423	(3,383)	12,111
Mortgage loans acquired for sale	(5,657)	5,015	2,471	11,752
Hedging derivatives	7,947	(92)	(11,902)	1,812
	60,496	71,805	116,310	122,449
Net gain (loss) on investments:
Mortgage-backed securities:
Agency	4,027	3,713	4,167	7,433
Non Agency	—	619	—	1,998
Mortgage loans:
at fair value	(284)	(14,275)	2,517	(1,427)
at fair value held in a variable interest entity	3,855	(48)	4,171	8,347
ESS	(5,885)	(15,824)	(7,255)	(33,451)
CRT Agreements	27,087	3,905	37,106	(2,774)
Interest-only security payable at fair value	(5,595)	466	(7,316)	473
Asset-backed financing of a VIE	(3,399)	890	(3,423)	(8,963)
	19,806	(20,554)	29,967	(28,364)
Net mortgage loan servicing fees—MSR valuation adjustments	(6,392)	(25,678)	(6,913)	(52,336)
Net interest income:
Capitalization of interest pursuant to mortgage loan modifications	10,814	16,421	20,717	39,715
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(1,601)	(4,974)	(3,007)	1,086
	9,213	11,447	17,710	40,801
	$83,123	$37,020	$157,074	$82,550
Net investment income	$83,959	$47,618	$148,433	$99,834
Non-cash items as a percentage of net investment income	99%	78%	106%	83%

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

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan investments and REO, net gain in fair value that we accumulated over the period during which we owned mortgage loan investments and REO liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended June 30,
	2017			2016
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$32,257	$3,832	$1,385	$43,360	$4,813	$1,208
REO	38,386	(4,229)	2,636	70,666	(348)	4,718
	70,643	(397)	4,021	114,026	4,465	5,926
Distressed mortgage loan sales	492	3	(72)	344,302	59,812	(396)
	$71,135	$(394)	$3,949	$458,328	$64,277	$5,530

	Six months ended June 30,
	2017			2016
	Proceeds	Accumulated gains (losses) (1)	Gain on liquidation (2)	Proceeds	Accumulated gains (1)	Gain on liquidation (2)
	(in thousands)
Mortgage loans	$57,633	$6,812	$1,772	$74,916	$8,079	$2,748
REO	101,587	(8,404)	7,615	135,573	1,239	9,327
	159,220	(1,592)	9,387	210,489	9,318	12,075
Distressed mortgage loan sales (3)	74,028	9,576	(27)	344,302	59,812	(396)
	$233,248	$7,984	$9,360	$554,791	$69,130	$11,679

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.
(3)	Excludes $14.8 million in proceeds received during the six months ended June 30, 2017 from the sale of seasoned loans originally acquired in our correspondent production business.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $3.1 million and $9.4 million for assets liquidated during the quarter and six months ended June 30, 2017, respectively, as compared to $20.9 million and $24.7 million during the same periods in 2016.

During the quarter and six months ended June 30, 2017, we recorded net investment income of $84.0 million and $148.4 million, respectively, comprised primarily of $17.3 million and $36.3 million, respectively, of net gain on mortgage loans acquired for sale, $27.6 million and $44.3 million, respectively, of net gain on investments, $15.7 million and $27.4 million, respectively, of net loan servicing fees, $14.0 million and $24.9 million, respectively, of net interest income, and $10.5 million and $18.8 million of mortgage loan origination fees, partially offset by $3.5 million and $7.7 million of losses from results of REO.

During the quarter and six months ended June 30, 2016, we recorded net investment income of $47.6 million and $99.8 million, respectively, comprised primarily of $24.2 million and $39.3 million of net gain on mortgage loans acquired for sale, $15.7 million and $31.2 million of net loan servicing fees, $15.2 million and $37.5 million of net interest income and $8.5 million and $15.4 million of loan origination fees, partially offset by $2.6 million and $8.6 million of losses from results of REO and $15.5 million and $19.4 million of net loss on investments.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(26,688)	$(20,592)	$(82,595)	$(25,173)
Hedging activities	(19,720)	(29,118)	(3,463)	(61,694)
	(46,408)	(49,710)	(86,058)	(86,867)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	65,835	60,109	124,523	96,271
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loan sales	(607)	(650)	(1,280)	(1,221)
Reduction in liability due to change in estimate	1,305	—	5,881	1,724
Change in fair value during the period of financial instruments held at period end:
IRLCs	(8,327)	7,423	(3,383)	12,111
Mortgage loans	(5,657)	5,015	2,471	11,752
Hedging derivatives	7,947	(92)	(11,902)	1,812
	(6,037)	12,346	(12,814)	25,675
Total from non-affiliates	14,088	22,095	30,252	35,582
From PFSI-cash gain	3,204	2,131	6,065	3,693
	$17,292	$24,226	$36,317	$39,275
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates:
Conventional mortgage loans	$7,021,582	$5,957,344	$12,205,932	$9,814,169
Jumbo mortgage loans	—	7,131	—	18,525
	7,021,582	5,964,475	12,205,932	9,832,694
Mortgage loans sold to PFSI:
Government-insured or guaranteed mortgage loans	11,209,339	10,023,370	20,501,258	16,534,133
	$18,230,921	$15,987,845	$32,707,190	$26,366,827
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$6,134,723	$5,356,013	$10,893,377	$8,729,745
UPB	$5,918,027	$5,174,019	$10,549,933	$8,433,382

	June 30, 2017	December 31, 2016
	(in thousands)
Fair value of mortgage loans acquired for sale held :
Conventional mortgage loans	$1,050,956	$847,810
Jumbo mortgage loans	—	6,042
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	246,259	804,616
Commercial mortgage loans	14,572	8,961
Mortgage loans repurchased pursuant to representations and warranties	6,816	5,683
	$1,318,603	$1,673,112

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The decrease in gain on mortgage loans acquired for sale during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016 was due to the effect of decreased margins which more than offset an increase in mortgage loan volume. Our increase in mortgage volume reflects the continued growth in our correspondent network which more than the offset the effect of the smaller mortgage market in 2017. The decrease in our margins reflects the effects of heightened price competition in the smaller mortgage market.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$6,925	$5,239	$4,856	$5,566
New indemnifications	—	—	2,069	—
Less:
Indemnified mortgage loans repurchased	—	—	—	—
Indemnified mortgage loans repaid or refinanced	253	—	253	327
Mortgage loans indemnified by PMT at end of period	$6,672	$5,239	$6,672	$5,239
Mortgage loans with deposits received from correspondent lenders collateralizing prospective indemnification losses at end of period	$391	$645	$391	$645
Repurchase activity:
Total mortgage loans repurchased by PMT	$1,968	$2,808	$6,079	$6,350
Less:
Mortgage loans repurchased by correspondent lenders	1,759	3,561	4,245	3,269
Mortgage loans repaid by borrowers	1,248	19	2,426	1,678
Mortgage loans repurchased (liquidated) by PMT with losses chargeable to liability for representations and warranties	$(1,039)	$(772)	$(592)	$1,403
Net losses charged to liability for representations and warranties	$52	$104	$52	$410
At end of period:
Mortgage loans subject to representations and warranties	$62,530,609	$46,339,653
Liability for representations and warranties	$10,697	$19,258

During the quarter and six months ended June 30, 2017, we repurchased mortgage loans with UPBs totaling $2.0 million and $6.1 million and recorded net losses charged to the liability for representations and warranties of $52,000 for the quarter and six months ended June 30, 2017, as compared to repurchases of $2.8 million and $6.4 million and recorded net losses of $104,000 and $410,000, respectively, during the same periods in 2016. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses may increase.

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

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and income. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $1.3 million and $5.9 million reduction in liabilities for representations and warranties during the quarter and six months ended June 30, 2017 due to our revised expectation of lower than originally anticipated losses along with effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The increase in fees during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016 is reflective of the increase in the volume of mortgage loans we purchased during the 2017 periods.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$4,027	$4,332	$4,167	$9,431
Mortgage loans at fair value:
Distressed	1,030	(13,463)	4,246	932
Held in a VIE	3,855	(48)	4,171	8,347
CRT Agreements	32,853	7,764	51,440	3,621
Asset-backed financings of a VIE at fair value	(3,399)	890	(3,423)	(8,963)
Hedging derivatives	(4,889)	862	(9,033)	698
	33,477	337	51,568	14,066
From PFSI—ESS	(5,885)	(15,824)	(7,255)	(33,451)
	$27,592	$(15,487)	$44,313	$(19,385)

The increase in net gain (loss) on investments during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, was caused by gains in our CRT Agreements during the periods ended June 30, 2017 as compared to the periods ended June 30, 2016 as a result of both tightening of credit spreads during 2017 as compared to 2016 and growth in our investments in CRT Agreements. This improvement was supplemented by a significantly reduced loss on the Company’s investment in ESS during the quarter ended June 30, 2017. This improvement reflects relative stability of the interest rate environment during the quarter and six months ended June 30, 2017, along with a smaller average investment in ESS as compared to 2016.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2017, we recognized net valuation gains on MBS of $4.0 million and $4.2 million, respectively, as compared to net valuation gains of $4.3 million and $9.4 million for the quarter and six months ended June 30, 2016. The decrease in gains we recorded for the quarter ended June 30, 2017 reflects the effects of a more significant decrease in mortgage interest rates during the quarter ended June 30, 2016, as compared to the quarter ended June 30, 2017.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Valuation changes:
Performing loans	$15,466	$(8,356)	$21,436	$(3,472)
Nonperforming loans	(15,750)	(5,919)	(18,919)	2,044
	(284)	(14,275)	2,517	(1,428)
Gain on payoffs	1,348	1,208	1,763	2,757
Loss on sales	(34)	(396)	(34)	(397)
	$1,030	$(13,463)	$4,246	$932
Average portfolio balance	$1,199,786	$1,791,429	$1,264,752	$1,925,605
Interest and fees capitalized	$10,814	$16,421	$20,717	$39,715
Number of mortgage loans relating to gain recognized on payoffs	90	138	168	244
UPB of mortgage loans relating to gain recognized on payoffs	$31,181	$43,645	$55,927	$69,918
Number of mortgage loans relating to loss recognized on sales	2	1,552	340	1,552
UPB of mortgage loans relating to loss recognized on sales	$788	$419,435	$104,555	$418,935

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to a loss of $0.3 million and a gain of $2.5 million in the quarter and six months ended June 30, 2017, respectively, as compared to losses of $14.3 million and $1.4 million for the same periods in 2016. We recognize gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains on sales represent settlement adjustments realized at the date of sale.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. However, the fair value of the mortgage loan does not immediately increase significantly. Therefore, the interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter and six months ended June 30, 2017, we capitalized interest totaling $10.8 million and $20.7 million, respectively, as compared to $16.4 million and $39.7 million for the quarter and six months ended June 30, 2016.

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB.

Valuation gains on performing mortgage loans increased during the quarter and six months ended June 30, 2017, as compared to the prior periods in 2016, due to strong observed market activity in the periods for portfolios with similar performance characteristics. Valuation losses on the nonperforming mortgage loans increased during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, as home price indications were below prior forecasts, in addition to increased uncertainty regarding the realization of cash flows on the remaining population of loans.

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	225	$60,433	174	$46,869	400	$110,364	393	$103,798
Term extension	294	$85,342	271	$73,484	538	$160,011	606	$166,274
Capitalization of interest and fees	323	$91,838	295	$80,237	588	$171,708	647	$177,967
Principal forbearance	158	$52,654	101	$28,100	273	$92,110	192	$56,995
Principal reduction	109	$29,492	177	$52,021	200	$57,981	386	$112,830
Total (1)	323	$91,838	295	$80,237	588	$171,708	647	$177,967
Defaults of mortgage loans modified in the prior year period		$3,521		$2,469		$17,082		$7,236
As a percentage of relevant balance of loans before modification		6%		6%		15%		14%
Defaults during the period of mortgage loans modified since acquisitions (3)		$20,941		$14,675		$72,249		$51,363
As a percentage of relevant balance of loans before modification		5%		4%		17%		15%
Repayments and sales of mortgage loans modified in the prior year period		$5,338		$417		$20,774		$25,643
As a percentage of relevant balance of loans before modification		7%		1%		12%		26%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended June 30,				Six months ended June 30,
	2017		2016		2017		2016
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$284	$316	$272	$290	$292	$324	$275	$293
Remaining term (months)	365	462	342	450	360	464	334	449
Interest rate	4.11%	2.92%	4.62%	3.42%	4.20%	3.00%	4.80%	3.60%
Forbeared principal	$26	$37	$17	$18	$25	$34	$17	$18

CRT Agreements

The activity in our CRT Agreements is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$3,760,825	$3,162,746	$5,595,121	$5,084,744
Deposits of cash securing CRT Agreements	$41,355	$126,031	$57,148	$192,737
Increase in commitments to fund Deposits securing credit risk transfer Agreements resulting from sale of mortgage loans under CRT Agreements	$98,722	$—	$146,872	$—
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$11,361	$3,859	$21,650	$6,395
Resulting from valuation changes	27,087	3,905	37,106	(2,774)
	38,448	7,764	58,756	3,621
Change in fair value of interest-only security payable at fair value	(5,595)	—	(7,316)	—
	$32,853	$7,764	$51,440	$3,621
Payments made to settle losses	$262	$—	$411	$—
Interest earned on Deposits securing CRT Agreements	$855	$235	$1,264	$375

	June 30, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$19,301,982	$14,379,850
Commitments to fund Deposits securing CRT agreements	$247,942	$92,109
Carrying value of investments in CRT Agreements (1)	$555,824	$465,669

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to growth in the portfolio of mortgage loans subject to CRT Agreements during 2017 as compared to 2016 and the effect of credit spread decreases (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to a U.S. Treasury security) during 2017 on the fair value of the derivative assets included in the CRT Agreements. During 2016, we experienced increased credit spreads related to our CRT Agreements resulting in unrealized losses.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $5.9 million and $7.3 million for the quarter and six months ended June 30, 2017, as compared to fair value losses of $15.8 million and $33.5 million for the quarter and six months ended June 30, 2016, respectively. The reduction in losses was driven by the relative stability of the interest rate environment in 2017 compared to the same periods in 2016 along with a decrease in our average investment in ESS. Our average investment in ESS decreased from $318.1 million and $348.7 million for the quarter and six months ended June 30, 2016 to $270.6 million and $278.0 million for the quarter and six months ended June 30, 2017.

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

Net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$41,084	$31,578	$79,589	$60,450
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(19,523)	(15,531)	(37,381)	(29,818)
Additions to impairment valuation allowance	(4,089)	(23,170)	(2,585)	(40,876)
Gain on sale	—	11	—	11
Carried at fair value—change in fair value	(4,400)	(4,941)	(6,393)	(16,356)
Gains (losses) on hedging derivatives	2,391	27,433	(6,307)	57,394
	(25,621)	(16,198)	(52,666)	(29,645)
From PFSI—MSR recapture income	234	311	526	440
Net mortgage loan servicing fees	$15,697	$15,691	$27,449	$31,245
Average servicing portfolio	$61,414,348	$45,647,524	$59,710,787	$44,531,795

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net mortgage loan servicing fees were unchanged during the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016, and decreased $3.8 million, or 12%, during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. Net mortgage loan servicing fees remained unchanged during the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016 due to offsetting effects of increased servicing fees and increased amortization and fair value changes net of hedging results. The increase in servicing fees during the quarter ended June 30, 2017 as compared to the quarter ended June 30, 2016 was primarily attributable to growth in our mortgage loan servicing portfolio. The increase in amortization and fair value changes net of hedging results reflects reduced impairment that was more-than offset by reduced hedging gains and increased amortization of a larger mortgage servicing asset. The decrease in net mortgage loan servicing fees during the six months ended June 30, 2017 is driven by reduced benefit of hedging results relating to our MSR asset, partially offset by increased servicing fees.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during the quarter and six months ended June 30, 2017 of $234,000 and $526,000, respectively, as compared to $311,000 and $440,000, respectively, for the quarter and six months ended June 30, 2016.

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

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
MSRs carried at fair value	$77,624	$64,136
UPB of mortgage loans underlying MSRs	$7,058,662	$5,763,957
MSR carried at lower of amortized cost or fair value:
Amortized cost	$673,433	$606,103
Valuation allowance	(16,257)	(13,672)
Carrying value	$657,176	$592,431
Fair value	$682,437	$626,334
UPB of mortgage loans underlying MSRs	$56,219,587	$50,539,707
Total MSR:
Carrying value	$734,800	$656,567
Fair value	$760,061	$690,470
UPB of mortgage loans underlying MSRs	$63,278,249	$56,303,664
Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	25	25
MSRs carried at fair value	25	25
Average note interest rate:
MSRs carried at lower of amortized cost or fair value	3.8%	3.8%
MSRs carried at fair value	4.7%	4.7%

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Mortgage loans acquired for sale at fair value	$12,995	$—	$12,995	$1,274,817	4.03%
Short-term investments	103	—	103	24,198	1.68%
Mortgage-backed securities:
Agency	9,212	(1,478)	7,734	1,087,889	2.81%
Non-Agency prime jumbo	—	—	—	—	—
	9,212	(1,478)	7,734	1,087,889	2.81%
Mortgage loans:
Distressed	9,157	10,435	19,592	1,199,786	6.46%
Held by variable interest entity	3,314	562	3,876	352,589	4.35%
	12,471	10,997	23,468	1,552,375	5.98%
Interest earned on deposits securing CRT Agreements	855	—	855	492,020	0.69%
ESS from PFSI	4,366	—	4,366	270,643	6.38%
Placement fees relating to custodial funds	2,811	—	2,811	—	—
Other	54	—	54	—	—
	42,867	9,519	52,386	4,701,942	4.41%
Liabilities:
Assets sold under agreements to repurchase	22,060	1,881	23,941	3,420,836	2.77%
Mortgage loan participation and sale agreements	418	31	449	71,724	2.48%
Notes payable	1,823	1,272	3,095	119,447	10.25%
Asset-backed financings of a VIE at fair value	2,911	685	3,596	337,844	4.21%
Exchangeable Notes	3,359	272	3,631	250,000	5.75%
Assets sold to PFSI under agreements to repurchase	2,025	—	2,025	150,000	5.34%
	32,596	4,141	36,737	4,349,851	3.34%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,368	—	1,368	—	—
Interest on mortgage loan impound deposits	321	—	321	—	—
	34,285	4,141	38,426	4,349,851	3.49%
Net interest income	$8,582	$5,378	$13,960
Net interest margin					1.17%
Net interest spread					0.91%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Quarter ended June 30, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Mortgage loans acquired for sale at fair value	$13,596	$—	$13,596	$1,422,945	3.78%
Short-term investments	—	—	—	25,903	0.00%
Mortgage-backed securities:
Agency	2,823	(587)	2,236	349,951	2.53%
Non-Agency prime jumbo	684	(164)	520	78,102	2.63%
	3,507	(751)	2,756	428,053	2.55%
Mortgage loans:
Distressed	6,621	16,421	23,042	1,791,429	5.09%
Held by variable interest entity	4,086	865	4,951	437,542	4.48%
	10,707	17,286	27,993	2,228,971	4.97%
Interest earned on Deposits securing CRT Agreements	235	—	235	254,359	0.37%
ESS from PFSI	5,713	—	5,713	318,065	7.11%
Placement fees relating to custodial funds	1,341	—	1,341	—	—
Other	132	—	132	—	—
	35,231	16,535	51,766	4,678,296	4.38%
Liabilities:
Assets sold under agreements to repurchase	19,860	2,196	22,056	3,268,774	2.67%
Mortgage loan participation and sale agreements	302	31	333	70,701	1.86%
Notes payable	2,203	788	2,991	188,330	6.28%
Asset-backed financings of VIEs at fair value	2,825	781	3,606	334,233	4.27%
Exchangeable Notes	3,359	257	3,616	250,000	5.72%
Note payable to PFSI	1,894	328	2,222	150,000	5.86%
	30,443	4,381	34,824	4,262,038	3.23%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,589	—	1,589	—	—
Interest on mortgage loan impound deposits	180	—	180	—	—
	32,212	4,381	36,593	4,262,038	3.40%
Net interest income	$3,019	$12,154	$15,173
Net interest margin					1.37%
Net interest spread					0.98%

(1)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Six months ended June 30, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Mortgage loans acquired for sale at fair value	$24,497	$—	$24,497	$1,174,417	4.15%
Short-term investments	385	—	$385	49,974	1.53%
Mortgage-backed securities:
Agency	17,302	(2,796)	14,506	1,021,966	2.82%
Non-Agency prime jumbo	—	—	—	—	—
	17,302	(2,796)	14,506	1,021,966	2.82%
Mortgage loans:
Distressed	18,905	20,339	39,244	1,264,752	6.17%
Held by variable interest entity	6,744	861	7,605	356,271	4.25%
	25,649	21,200	46,849	1,621,023	5.75%
Interest earned on Deposits securing CRT Agreements	1,264	—	1,264	465,301	0.54%
ESS from PFSI	9,013	—	9,013	278,029	6.45%
Placement fees relating to custodial funds	3,882	—	3,882	—	—
Other	90	—	90	—
	82,082	18,404	100,486	4,610,710	4.33%
Liabilities:
Assets sold under agreements to repurchase	41,943	4,180	46,123	3,344,772	2.74%
Mortgage loan participation and sale agreements	753	63	816	68,131	2.38%
Notes payable	5,164	2,235	7,399	189,526	7.76%
Asset-backed financings of a VIE at fair value	5,933	1,072	7,005	342,822	4.06%
Exchangeable Notes	6,719	541	7,260	250,000	5.78%
Note payable to PFSI	3,876	(46)	3,830	150,000	5.08%
	64,388	8,045	72,433	4,345,251	3.32%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,430	—	2,430	—
Interest on mortgage loan impound deposits	742	—	742	—
	67,560	8,045	75,605	4,345,251	3.46%
Net interest income	$14,522	$10,359	$24,881	$265,459
Net interest margin					1.07%
Net interest spread					0.87%

(2)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

	Six months ended June 30, 2016
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Mortgage loans acquired for sale at fair value	$22,860	$—	$22,860	$1,170,720	3.88%
Short-term investments	377	—	377	36,546	2.05%
Mortgage-backed securities:
Agency	4,709	(581)	4,128	289,627	2.83%
Non-Agency prime jumbo	1,497	(157)	1,340	87,030	3.06%
	6,206	(738)	5,468	376,657	2.89%
Mortgage loans:
Distressed	12,513	39,715	52,228	1,925,605	5.39%
Held by variable interest entity	8,386	2,094	10,480	446,013	4.67%
	20,899	41,809	62,708	2,371,618	5.26%
Interest earned on Deposits securing CRT Agreements	375	—	375	213,082	0.35%
ESS from PFSI	12,728	—	12,728	348,669	7.26%
Placement fees relating to custodial funds	1,341	—	1,341	—	—
Other	275	—	275	—	—
	65,061	41,071	106,132	4,517,292	4.67%
Liabilities:
Assets sold under agreements to repurchase	38,185	4,283	42,468	3,033,038	2.78%
Mortgage loan participation and sale agreements	593	68	661	69,649	1.89%
Federal Home Loan Bank advances	122	—	122	49,019	0.50%
Notes payable	4,722	1,612	6,334	200,973	6.27%
Asset-backed financings of VIEs at fair value	5,494	(536)	4,958	325,112	3.03%
Exchangeable Notes	6,719	509	7,228	250,000	5.75%
Note payable to PFSI	3,160	664	3,824	150,000	5.07%
	58,995	6,600	65,595	4,077,791	3.20%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,561	—	2,561	—	—
Interest on mortgage loan impound deposits	441	—	441	—	—
	61,997	6,600	68,597	4,077,791	3.35%
Net interest income	$3,064	$34,471	$37,535
Net interest margin					1.73%
Net interest spread					1.56%

(3)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2017			Six months ended June 30, 2017
	vs.			vs.
	Quarter ended June 30, 2016			Six months ended June 30, 2016
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Mortgage loans acquired for sale at fair value	$872	$(1,473)	$(601)	$1,570	$67	$1,637
Short-term investments	103	—	103	(108)	116	8
Mortgage -backed securities:
Agency	279	5,219	5,498	6	10,372	10,378
Non-Agency prime jumbo	—	(520)	(520)	—	(1,340)	(1,340)
	279	4,699	4,978	6	9,032	9,038
Mortgage loans at fair value:
Distressed	5,289	(8,739)	(3,450)	6,905	(19,889)	(12,984)
Held by variable interest entity	(138)	(937)	(1,075)	(865)	(2,010)	(2,875)
Total mortgage loans	5,151	(9,676)	(4,525)	6,040	(21,899)	(15,859)
Interest earned on Deposits securing CRT Agreements	301	319	620	283	606	889
ESS from PFSI	(547)	(800)	(1,347)	(1,284)	(2,431)	(3,715)
Placement fees relating to custodial funds	—	1,470	1,470	—	2,541	2,541
Other	—	(78)	(78)	—	(185)	(185)
	$6,159	$(5,539)	$620	$6,507	$(12,153)	$(5,646)
Liabilities:
Assets sold under agreements to repurchase	838	1,047	1,885	(434)	4,089	3,655
Mortgage loan participation and sale agreement	111	5	116	170	(15)	155
FHLB advances	—	—	—	—	(122)	(122)
Asset backed secured financing of VIEs at fair value	(49)	39	(10)	1,769	278	2,047
Exchangeable Notes	15	—	15	32	—	32
Notes payable	1,451	(1,347)	104	1,447	(382)	1,065
Assets sold to PFSI under agreement to repurchase and note payable to PFSI	(197)	—	(197)	6	—	6
	2,169	(256)	1,913	2,990	3,848	6,838
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	(221)	(221)	—	(131)	(131)
Interest on mortgage loan impound deposits	—	141	141	—	301	301
	2,169	(336)	1,833	2,990	4,018	7,008
Net interest income	$3,990	$(5,203)	$(1,213)	$3,517	$(16,171)	$(12,654)

During the quarter and six months ended June 30, 2017, we earned net interest income of $14.0 million and $24.9 million, respectively, as compared to $15.2 million and $37.5 million for the quarter and six months ended June 30, 2016, respectively. The decrease in net interest income between quarters was due primarily to a decrease in average investment in distressed mortgage loans, which are our highest yielding assets, compounded by the growth in our borrowings to finance non-interest earning MSRs and CRT. This reduction was partially offset by growth in our average investment in MBS.

During the quarter and six months ended June 30, 2017, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $23.5 million and $46.8 million, respectively, including $10.8 million and $20.7 million of interest capitalized pursuant to loan modifications, which compares to $28.0 million and $62.7 million, including $16.4 million and $39.7 million of interest capitalized pursuant to loan modifications in the quarter and six months ended June 30, 2016, respectively. The decrease in interest income was primarily the result of continuing sales and liquidations of our distressed mortgage loans.

At June 30, 2017, approximately 47% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 55% at December 31, 2016. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs and performance status as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At June 30, 2017, we held $558.6 million in fair value of nonperforming mortgage loans and $207.0 million in carrying value of REO, as compared to $743.0 million in fair value of nonperforming mortgage loans and $274.1 million in carrying value of REO at December 31, 2016.

During the quarter and six months ended June 30, 2017, we incurred interest expense totaling $38.4 million and $75.6 million, respectively, as compared to $36.6 million and $68.6 million during the quarter and six months ended June 30, 2016. Our interest cost on interest bearing liabilities was 3.34% and 3.32%  for the quarter and six months ended June 30, 2017 and 3.23% and 3.20% for the quarter and six months ended June 30, 2016, respectively. The change in interest expense reflects the offsetting effects of a smaller average balance sheet and growth in financing of non-interest earning assets.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2017, we recorded net losses of $3.5 million and $7.7 million, respectively, as compared to $2.6 million and $8.6 million for the same periods in 2016, respectively, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$38,385	$70,665	$101,609	$135,573
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(7,151)	(7,283)	(15,326)	(17,928)
Gain on sale, net	3,686	4,718	7,615	9,327
	$(3,465)	$(2,565)	$(7,711)	$(8,601)
Number of properties sold	226	416	520	792
Average carrying value of REO	$220,115	$309,217	$238,230	$323,342
End of period:
Carrying value	$207,034	$299,458
Number of properties	806	1,324

Losses from REOs during the quarter ended June 30, 2017 decreased from the same period in 2016. The decrease in losses from REOs during the quarter and six months ended June 30, 2017, as compared to 2016, was due to smaller overall REO portfolio during 2017 as compared to 2016.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$21,107	$19,111	$37,677	$32,046
Mortgage loan servicing fees	10,099	16,427	20,585	27,880
Management fees	5,638	5,199	10,646	10,551
Professional services	2,747	2,011	4,200	4,304
Mortgage loan origination	1,993	1,557	3,505	2,678
Compensation	1,959	2,224	3,851	3,513
Mortgage loan collection and liquidation	3,338	4,290	3,692	6,504
Other	5,252	4,958	9,844	9,473
	$52,133	$55,777	$94,000	$96,949

Expenses decreased $3.6 million, or 7%, and $2.9 million, or 3%, during the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to decreased mortgage loan servicing fees resulting from activities based fees we incurred in 2016 relating to a loan sale that did not recur in 2017 and to continuing liquidation of our distressed mortgage loan portfolio.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Fulfillment fee expense	$21,107	$19,111	$37,677	$32,046
UPB of mortgage loans fulfilled by PLS	$5,918,027	$5,174,020	$10,549,933	$8,433,383
Average fulfillment fee rate (in basis points)	36	37	36	38

The increase in loan fulfillment fees of $2.0 million and $5.6 million during the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to contractual reductions in the fulfillment fee following a change in the mortgage banking services agreement with PFSI in September 2016.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees decreased by $6.3 million and $7.3 million during the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio. The decrease in mortgage loan servicing fees for the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, was primarily due to a reduction in fees largely driven by activity fees assessed in the quarter ended June 30, 2016 for a large sale of reperforming loans, which did not recur in 2017 along with a decrease in from continuing liquidations of our distressed mortgage loan portfolio. Servicing fees relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the increased cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans have a much more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$82	$79	$147	$135
Activity-based	176	172	319	287
	258	251	466	422
Mortgage loans at fair value:
Distressed mortgage loans:
Base	1,755	2,908	3,713	6,267
Activity-based	1,767	8,518	4,157	11,967
	3,522	11,426	7,870	18,234
Mortgage loans held in VIE:
Base	11	51	42	92
Activity-based	—	—	—	—
	11	51	42	92
MSRs:
Base	6,176	4,583	11,982	8,927
Activity-based	132	116	225	205
	6,308	4,699	12,207	9,132
	$10,099	$16,427	$20,585	$27,880
Average investment in:
Mortgage loans acquired for sale at fair value	$1,274,817	$1,422,945	$1,174,417	$1,170,720
Mortgage loans at fair value:
Distressed mortgage loans	$1,199,786	$1,791,429	$1,264,752	$1,925,605
Mortgage loans held in a VIE	$352,589	$437,542	$356,271	$446,013
Average mortgage loan servicing portfolio	$61,414,348	$45,647,524	$59,710,787	$44,531,795

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Base	$5,334	$5,199	$10,342	$10,551
Performance incentive	304	—	304	—
	$5,638	$5,199	$10,646	$10,551

Management fees increased by $439,000 and $95,000 during the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to the recognition of performance incentive fees as a result of increased profitability during the period over which incentive fees are calculated.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Professional Services

Professional service expense increased $736,000 and decreased $104,000, during the quarter and six months ended June 30, 2017 , respectively, as compared to the same periods in 2016, primarily due to an increase in financing transaction activities during the quarter ended June 30, 2017 compared to the same period in 2016.

Compensation

Compensation expense decreased $265,000 and increased $338,000, during the quarter and six months ended June 30, 2017, respectively, as compared to the same periods in 2016, primarily due to fluctuations in share-based compensation expense, reflecting the fluctuation in our common share price, which affects the expense relating to our grants accounted for using variable accounting.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses decreased $1.0 million and increased $2.8 million, during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016, due to an increase in recoveries of previously incurred costs that we realized during 2017, as compared to 2016.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$1,592	$2,434	$3,026	$4,996
Real estate held for investment	1,353	930	2,441	1,487
Insurance	330	316	668	634
Technology	396	332	714	766
Other	1,581	946	2,995	1,590
	$5,252	$4,958	$9,844	$9,473

Other expenses increased during the quarter and six months ended June 30, 2017, as compared to the same periods in 2016 by $294,000 and $371,000 , respectively, primarily due to higher expenses incurred in the management of our real estate held for investment, partially offset by a reduction in common overhead allocation from PFSI.

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

Our effective tax rate was 9.6% and (5.7)% for the quarter and six months ended June 30, 2017 and 35.4% and (219.8)% for the quarter and six months ended June 30, 2016, respectively. Our taxable REIT subsidiary recognized a tax expense of $2.8 million on income of $7.2 million and a tax benefit of $3.8 million on a loss of $7.6 million while our reported consolidated pretax income was $31.8 million and $54.4 million for the quarter and six months ended June 30, 2017. For the same periods in 2016, the taxable REIT subsidiary recognized a tax benefit of $3.7 million and $6.1 million on losses of $9.3 million and $15.3 million, respectively, while our reported consolidated pretax loss was $8.2 million and pretax income was $2.9 million during such periods, respectively. The relative values between the tax benefit or expense at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2017	2016
	(in thousands)
Assets
Cash	$69,893	$34,476
Investments:
Short-term investments	77,366	122,088
Mortgage-backed securities	1,065,540	865,061
Mortgage loans acquired for sale at fair value	1,318,603	1,673,112
Mortgage loans at fair value	1,527,812	1,721,741
ESS	261,796	288,669
Derivative assets	73,875	33,709
Real estate acquired in settlement of loans	207,034	274,069
Real estate held for investment	40,316	29,324
MSRs	734,800	656,567
Deposits securing CRT Agreements	503,108	450,059
	5,810,250	6,114,399
Other	130,101	208,627
Total assets	$6,010,244	$6,357,502
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation and sale agreements	$3,536,344	$3,809,918
Notes payable	159,980	275,106
Asset-backed financing of a VIE at fair value	329,459	353,898
Exchangeable Notes	246,629	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	150,000	150,000
Interest-only security payable at fair value	6,577	4,114
	4,428,989	4,839,125
Other	126,423	167,263
Total liabilities	4,555,412	5,006,388
Shareholders’ equity	1,454,832	1,351,114
Total liabilities and shareholders’ equity	$6,010,244	$6,357,502

Total assets decreased by approximately $347.3 million, or 5%, during the period from December 31, 2016 through June 30, 2017, primarily due to a $354.5 million decrease in mortgage loans acquired for sale at fair value, a $193.9 million decrease in mortgage loans at fair value, a $67.0 million reduction in REO, a $9.3 million decrease in cash and short-term investments and a $26.9 million decrease in ESS. These reductions were offset by a $200.5 million increase in MBS and a $53.0 million increase in deposits securing CRT Agreements.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$10,963,979	$9,956,586	$20,679,979	$16,732,075
Agency-eligible	6,134,723	5,353,197	10,893,377	8,720,051
Jumbo	—	2,815	—	9,694
Commercial mortgage loans	18,692	1,346	39,797	6,061
	$17,117,394	$15,313,944	$31,613,153	$25,467,881
UPB of correspondent mortgage loan purchases	$16,328,743	$14,608,669	$30,261,414	$24,295,892
Gain on mortgage loans acquired for sale	$17,292	$24,226	$36,317	$39,275
Fair value of correspondent loans in inventory at end of period pending sale to:
PFSI	$246,259	$619,008
Non-affiliates	1,072,344	842,021
	$1,318,603	$1,461,029

During the quarter and six months ended June 30, 2017, we purchased for sale $17.1 billion and $31.6 billion, respectively, in fair value of correspondent production loans as compared to $15.3 billion and $25.5 billion, respectively, in fair value of correspondent production loans during the quarter and six months ended June 30, 2016. The increase in correspondent purchases during the quarter and six months ended June 30, 2017, as compared to the same period in 2016, is a result of continued growth in our correspondent production seller network.

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

Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
MBS	$—	$199,223	251,872	249,925
MSRs received in mortgage loan sales and purchases of MSRs	65,835	60,109	124,523	96,271
Deposits of restricted cash relating to CRT Agreements	41,355	126,031	57,148	192,737
Additional commitments to fund deposits securing CRT Agreements	98,722	—	146,872	—
	$205,912	$385,363	$580,415	$538,933

Our acquisitions during the quarter and six months ended June 30, 2017 and 2016 were financed through the use of a combination of proceeds from liquidations of existing investments and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our Agency and non-Agency prime jumbo MBS holdings:

	June 30, 2017					December 31, 2016
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$856,872	$833,504	7.2	3.5%	3.0%	$691,803	$674,375	7.3	3.5%	3.1%
Freddie Mac	208,668	202,933	7.8	3.5%	3.1%	173,258	169,025	7.7	3.5%	3.1%
	1,065,540	1,036,437				865,061	843,400
	$1,065,540	$1,036,437				$865,061	$843,400

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the underlying real estate collateral is summarized below:

	June 30, 2017		December 31, 2016
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$626,024	$926,974	$611,584	$957,313
Nonperforming loans	558,596	891,381	742,988	1,123,277
	$1,184,620	$1,818,355	$1,354,572	$2,080,590

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

Following is a summary of the distribution of our portfolio of mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$299,201	48%	3.61%	$203,563	37%	5.17%	$296,901	49%	3.84%	$267,348	36%	5.38%
Interest rate step-up	257,164	41%	2.46%	62,864	11%	2.46%	232,700	38%	2.56%	63,816	9%	2.35%
ARM/Hybrid	69,659	11%	3.90%	292,169	52%	5.10%	81,983	13%	3.71%	411,824	55%	4.91%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$625,062	100%	3.16%	$558,464	100%	4.78%	$610,926	100%	3.32%	$742,785	100%	4.82%
2nd lien	962	0%	3.97%	132	0%	8.06%	658	0%	4.00%	203	0%	8.38%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$465,823	75%	3.26%	$305,231	55%	4.65%	$469,761	77%	3.42%	$398,137	54%	4.74%
Investment property	158,964	25%	2.89%	253,208	45%	4.96%	140,672	23%	3.05%	344,523	46%	4.92%
Other	1,237	0%	3.67%	157	0%	2.00%	1,151	0%	3.52%	328	0%	5.26%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$2	0%	0.50%	$—	0%	0%	$10	0%	0.60%	$—	0%
12 - 35 months	230	0%	3.21%	—	0%	4.51%	15,519	3%	4.29%	33	0%	4.60%
36 - 59 months	513	0%	5.07%	32	0%	0.98%	319	0%	4.95%	45	0%	1.56%
60 months or more	625,279	100%	3.16%	558,564	100%	4.79%	595,736	97%	3.31%	742,910	100%	4.82%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$153,137	24%	3.37%	$104,696	19%	4.55%	$147,968	24%	3.52%	$131,629	18%	4.67%
600-649	136,050	22%	3.19%	100,200	18%	4.30%	128,843	21%	3.36%	141,404	19%	4.54%
650-699	171,925	27%	3.03%	171,942	31%	4.91%	159,423	26%	3.18%	223,325	30%	4.89%
700-749	122,918	20%	3.04%	137,876	25%	5.16%	125,092	20%	3.19%	182,767	25%	5.10%
750 or greater	41,994	7%	3.17%	43,882	7%	4.96%	50,258	9%	3.45%	63,863	8%	4.81%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$212,106	34%	3.84%	$190,495	34%	5.25%	$211,195	35%	4.01%	$236,515	32%	5.14%
80% - 99.99%	149,831	24%	3.43%	155,941	28%	4.70%	144,446	24%	3.52%	209,148	28%	4.82%
100% - 119.99%	127,721	20%	2.98%	109,864	20%	4.56%	112,903	18%	3.17%	155,154	21%	4.68%
120% or greater	136,366	22%	2.45%	102,296	18%	4.58%	143,040	23%	2.66%	142,171	19%	4.66%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$151,015	24%	3.28%	$76,607	14%	3.89%	$156,636	26%	3.36%	$104,793	14%	3.79%
New York	100,747	16%	2.61%	162,538	29%	5.36%	89,079	15%	2.86%	207,589	28%	5.44%
New Jersey	53,057	8%	2.58%	64,028	11%	4.69%	43,635	7%	2.69%	100,257	13%	4.85%
Florida	42,501	7%	2.81%	58,164	10%	5.35%	43,132	7%	2.96%	79,528	11%	5.29%
Other	278,704	45%	3.52%	197,259	36%	4.50%	279,102	45%	3.61%	250,821	34%	4.58%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

	June 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$468,357	75%	3.11%	$—	0%	0%	$444,254	73%	3.26%	$—	0%
30 days delinquent	114,984	18%	3.36%	—	0%	0%	115,514	19%	3.53%	—	0%
60 days delinquent	42,683	7%	3.18%	—	0%	0%	51,816	8%	3.46%	—	0%
90 days or more delinquent	—	0%	—	259,840	47%	4.13%	—	0%		305,431	41%	4.26%
In foreclosure	—	0%	—	298,756	53%	5.36%	—	0%		437,557	59%	5.22%
	$626,024	100%	3.16%	$558,596	100%	4.79%	$611,584	100%	3.33%	$742,988	100%	4.82%

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

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	June 30, 2017	December 31, 2016
Discount rate
Range	2.9% – 15.0%	2.6% – 15.0%
Weighted average	7.3%	7.1%
Twelve-month projected housing price index change
Range	2.8% – 4.2%	2.5% – 4.8%
Weighted average	3.9%	3.7%
Prepayment speed (1)
Range	2.9% – 6.2%	0.1% – 10.9%
Weighted average	3.8%	4.0%
Total prepayment speed (2)
Range	8.9% – 23.3%	2.9% – 24.6%
Weighted average	17.0%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rates (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value increased slightly from 7.1% at December 31, 2016 to 7.3% at June 30, 2017 due to shifting characteristics of the portfolio given liquidations and loans sales in the period and increased uncertainty regarding the realization of cashflows on the remaining population of non-performing loans.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.7% at December 31, 2016 to 3.9 % at June 30, 2017, due to slightly higher near term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased slightly from 17.7% at December 31, 2016 to 17.0% at June 30, 2017 due to our projections of longer liquidation periods for certain of our mortgage loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	June 30, 2017		December 31, 2016
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$160,931	78%	$215,576	79%
Planned unit development	27,107	13%	34,217	12%
Condominium/Townhome/Co-op	18,792	9%	24,074	9%
5+ dwelling units	204	0%	202	0%
	$207,034	100%	$274,069	100%

	June 30, 2017		December 31, 2016
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New Jersey	$51,450	25%	$51,472	19%
New York	38,399	19%	44,252	16%
Florida	26,173	13%	31,715	12%
California	23,186	11%	53,308	19%
Illinois	11,090	5%	13,831	5%
Maryland	11,025	5%	14,488	5%
Other	45,711	22%	65,003	24%
	$207,034	100%	$274,069	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$310.2	$184.3	$330.8	$184.6	$37.9	$19.9	$439.0	$221.9
Pool factor (1)	1.00	0.59	1.00	0.56	1.00	0.53	1.00	0.51
Collection status:
Delinquency
Current	1.8%	29.6%	1.6%	37.9%	0.7%	46.0%	6.2%	21.0%
30 days	0.3%	5.2%	1.6%	8.0%	0.6%	15.8%	0.7%	4.6%
60 days	0.1%	3.0%	7.1%	3.3%	1.4%	3.6%	0.7%	3.6%
over 90 days	66.7%	24.2%	52.7%	16.5%	59.0%	15.9%	37.5%	21.7%
In foreclosure	31.1%	20.9%	36.9%	21.6%	38.2%	10.1%	53.8%	27.8%
REO	—	17.1%	—	12.5%	—	8.5%	1.1%	21.3%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$507.3	$248.9	$929.5	$329.8	$397.3	$140.8	$366.2	$90.7
Pool factor (1)	1.00	0.49	1.00	0.35	1.00	0.35	1.00	0.25
Collection status:
Delinquency
Current	1.4%	22.5%	0.8%	27.3%	4.8%	35.3%	1.6%	45.8%
30 days	0.2%	4.9%	0.3%	5.0%	7.4%	10.1%	1.5%	13.2%
60 days	—	2.6%	0.7%	2.6%	7.6%	5.8%	3.5%	5.9%
over 90 days	38.3%	18.0%	58.6%	19.4%	45.3%	17.5%	82.2%	16.7%
In foreclosure	60.0%	27.6%	39.6%	23.5%	34.9%	14.9%	11.2%	8.7%
REO	—	24.4%	—	22.3%	—	16.4%	—	9.7%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$290.3	$71.8	$357.2	$80.0	$402.5	$75.0	$49.0	$14.8
Pool factor (1)	1.00	0.25	1.00	0.22	1.00	0.19	1.00	0.30
Collection status:
Delinquency
Current	3.1%	36.7%	—	26.5%	45.0%	31.6%	0.2%	36.7%
30 days	1.3%	10.9%	—	7.9%	4.0%	10.2%	0.1%	16.8%
60 days	5.4%	4.8%	0.1%	2.6%	4.3%	5.9%	0.2%	1.6%
over 90 days	57.8%	19.0%	49.1%	18.6%	31.3%	23.8%	70.4%	17.6%
In foreclosure	32.4%	15.9%	50.8%	21.8%	15.3%	22.1%	29.0%	9.6%
REO	—	12.8%	—	22.5%	0.1%	6.4%	—	17.7%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$542.6	$70.6	$259.8	$45.0	$515.1	$76.0	$277.8	$25.2
Pool factor (1)	1.00	0.13	1.00	0.17	1.00	0.15	1.00	0.09
Collection status:
Delinquency
Current	0.6%	32.6%	11.5%	39.2%	2.0%	31.5%	5.0%	33.8%
30 days	1.3%	8.5%	6.5%	12.2%	1.9%	5.3%	4.0%	16.9%
60 days	2.0%	6.1%	5.2%	4.6%	3.9%	4.0%	5.1%	4.2%
over 90 days	22.6%	15.9%	31.2%	15.0%	25.9%	21.2%	26.8%	17.9%
In foreclosure	73.0%	23.1%	43.9%	20.5%	66.3%	24.2%	59.1%	12.4%
REO	0.4%	13.7%	1.7%	8.5%	—	13.9%	—	14.8%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	June 30,	At	June 30,	At	June 30,
	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$146.2	$12.0	$195.5	$20.3	$182.7	$19.7
Pool factor (1)	1.00	0.08	1.00	0.10	1.00	0.11
Collection status:
Delinquency
Current	1.2%	39.2%	5.1%	41.5%	6.2%	42.5%
30 days	0.4%	7.6%	2.0%	10.2%	1.6%	10.8%
60 days	1.3%	—	4.1%	0.4%	5.8%	6.1%
over 90 days	38.2%	29.3%	42.8%	21.8%	37.8%	8.0%
In foreclosure	58.9%	20.7%	45.9%	17.5%	46.4%	24.0%
REO	—	3.2%	—	8.5%	2.3%	8.6%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the six months ended June 30, 2017 and 2016 are summarized below:

	Six months ended June 30, 2017
	2017	2016	Change
	(in thousands)
Operating activities	$287,185	$(178,359)	$465,544
Investing activities	129,264	315,189	(185,925)
Financing activities	(381,032)	(99,233)	(281,799)
Net cash flows	$35,417	$37,597	$(2,180)

Our cash flows resulted in a net decrease in cash of $35.4 million during the six months ended June 30, 2017, as discussed below.

Operating activities

Cash provided by operating activities totaled $287.2 million during the six months ended June 30, 2017, as compared to cash used by operating activities of $178.4 million during the six months ended June 30, 2016.  The increase in cash flows provided by operating activities is primarily due to the reduction of our inventory of mortgage loans acquired for sale during the six months ended June 30, 2017 as compared to growth in our inventory during the same period in 2016.

Investing activities

Net cash provided by our investing activities was $129.3 million for the six months ended June 30, 2017 as compared to $315.2 million for the six months ended June 30, 2016. The decrease in cash flows from investing activities reflects a sale of performing distressed mortgage loans in 2016 that did not recur in 2017, offset by the benefits of reduced upfront funding requirements relating to deposits securing CRT Agreements and the sale of reperforming mortgage loans.

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

Financing activities

Net cash used in financing activities was $381.0 million for the six months ended June 30, 2017, as compared to $99.2 million for the six months ended June 30, 2016. We reduced assets sold under agreements to repurchase as a result of our reduced inventory of mortgage loans held for sale and through the use of proceeds of our preferred share issuance to pay down amounts outstanding. We do not raise equity or enter into borrowings for the purpose of financing the payment of dividends. We believe that our cash flows from the liquidation of our investments, which include accumulated gains recorded during the periods we hold those investments, along with our cash earnings, are adequate to fund our operating expenses and dividend payment requirements. However, we manage our liquidity in the aggregate and are reinvesting our cash flows in new investments as well as using such cash to fund our dividend requirements.

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

We do not expect repayments from contractual cash flows from our investments in mortgage loans to be a primary source of liquidity as a substantial portion of such investments are distressed assets that are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the mortgage loan or the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less and, therefore, are not expected to generate significant cash flows from principal repayments.

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

As of June 30, 2017 and December 31, 2016, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and deposits securing CRT Agreements with sales under agreements to repurchase, notes payable, asset-backed financing and mortgage loan participation and sale agreements. Following is a summary of our borrowings as of the dates presented:

	June 30, 2017	December 31, 2016
	(dollars in thousands)
Assets financed	$5,424,798	$5,814,378
Total assets in classes of assets financed	$5,692,568	$5,962,987
Secured borrowings (1)	$4,186,881	$4,589,606
Percentage of invested assets pledged	95%	98%
Advance rate against pledged assets	77%	79%
Leverage ratio (2)	3.05x	3.58x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at end of period.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2017	2016	2017	2016
	(in thousands)
Average balance outstanding	$3,420,836	$3,268,774	$3,344,772	$3,033,038
Maximum daily balance outstanding	$4,361,565	$4,331,706	$4,563,762	$4,402,724
Ending balance	$3,498,916	$3,275,691

The difference between the maximum and average daily amounts outstanding is primarily due to increasing volume and the timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $6.2 billion at June 30, 2017.

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

As of June 30, 2017, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income over each consecutive six month period, measured quarterly;
•	a minimum in unrestricted cash and cash equivalents of $40 million;
•	a minimum tangible net worth of $500 million; and
•	a maximum ratio of total liabilities to tangible net worth of 10:1.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2017, we have not entered into any off-balance sheet arrangements of off-balance sheet obligations.

Contractual Obligations

As of June 30, 2017, we had contractual obligations aggregating to $6.8 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,931,374	$1,931,374	$—	$—	$—
Commitments to fund Deposits securing credit risk transfer agreements	247,942	247,942	—	—	—
Assets sold under agreements to repurchase	3,498,916	3,498,916	—	—	—
Mortgage loan participation and sale agreements	38,470	38,470	—	—	—
Notes payable	159,980	159,980	—	—	—
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	150,000	150,000	—	—	—
Asset-backed financing of a VIE	329,459	—	—	—	329,459
Exchangeable Notes	250,000	—	—	250,000	—
Interest-only security payable at fair value	6,577	—	—	—	6,577
Interest expense on long term debt	224,602	25,539	50,206	22,093	126,764
Total	$6,837,320	$6,052,221	$50,206	$272,093	$462,800

All debt financing arrangements that matured between June 30, 2017 and the date of this Report have been renewed or extended.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our debt financing is summarized by counterparty below as of June 30, 2017:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$142,829
Citibank, N.A.	174,564
JPMorgan Chase & Co.	110,318
Bank of America, N.A.	71,345
BNP Paribas Corporate & Institutional Banking	19,302
Daiwa Capital Markets America Inc.	5,719
Wells Fargo, N.A.	5,393
Morgan Stanley Bank, N.A.	9,424
Royal Bank of Canada	3,507
Barclays Bank PLC	11,382
$553,783

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2017, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$1,103,873	$1,098,112	$1,089,834	$1,035,119	$1,018,876	$933,073
Change in fair value:
$	$38,333	$32,572	$24,294	$(30,421)	$(46,664)	$(132,467)
%	3.6%	3.1%	2.3%	(2.9)%	(4.4)%	(12.4)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of June 30, 2017, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$1,088,031	$1,122,413	$1,153,355	$1,205,401	$1,227,263	$1,246,589
Change in fair value:
$	$(92,848)	$(58,466)	$(27,524)	$24,522	$46,384	$65,711
%	(7.9)%	(5.0)%	(2.3)%	2.1%	3.9%	5.6%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of June 30, 2017, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$343,559	$343,528	$343,449	$342,850	$342,725	$341,867
Change in fair value:
$	$367	$337	$258	$(342)	$(467)	$(1,325)
%	0.1%	0.1%	0.1%	(0.1)%	(0.1)%	(0.4)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of June 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$728,800	$704,900	$693,496	$671,708	$661,295	$641,371
Change in fair value:
$	$46,363	$22,463	$11,059	$(10,729)	$(21,142)	$(41,066)
%	6.8%	3.3%	1.6%	(1.6)%	(3.1)%	(6.0)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$729,278	$705,040	$693,545	$671,696	$661,302	$641,492
Change in fair value:
$	$46,841	$22,603	$11,108	$(10,741)	$(21,135)	$(40,945)
%	6.9%	3.3%	1.6%	(1.6)%	(3.1)%	(6.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$702,869	$692,653	$687,545	$677,329	$672,221	$662,005
Change in fair value:
$	$20,432	$10,216	$5,108	$(5,108)	$(10,216)	$(20,432)
%	3.0%	1.5%	0.8%	(0.8)%	(1.5)%	(3.0)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of June 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$82,691	$80,081	$78,834	$76,451	$75,311	$73,128
Change in fair value:
$	$5,067	$2,456	$1,210	$(1,174)	$(2,314)	$(4,496)
%	6.5%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$85,148	$81,222	$79,384	$75,937	$74,318	$71,268
Change in fair value:
$	$7,523	$3,597	$1,760	$(1,687)	$(3,307)	$(6,356)
%	9.7%	4.6%	2.3%	(2.2)%	(4.3)%	(8.2)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$80,230	$78,927	$78,276	$76,973	$76,322	$75,019
Change in fair value:
$	$2,606	$1,303	$651	$(651)	$(1,303)	$(2,606)
%	3.4%	1.7%	0.8%	(0.8)%	(1.7)%	(3.4)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2017, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$271,706	$266,661	$264,207	$259,427	$257,100	$252,567
Change in fair value:
$	$9,910	$4,866	$2,411	$(2,369)	$(4,696)	$(9,229)
%	3.8%	1.9%	0.9%	(0.9)%	(1.8)%	(3.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$288,188	$274,418	$267,972	$255,873	$250,190	$239,488
Change in fair value:
$	$26,392	$12,622	$6,176	$(5,922)	$(11,606)	$(22,308)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of June 30, 2017, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the six months ended June 30, 2017.

The following table provides information about our common share repurchases during the six months ended June 30, 2017:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2017 – January 31, 2017	—	$—	—	$85,292
February 1, 2017 – February 28, 2017	—	$—	—	$85,292
March 1, 2017 – March 31, 2017	138,935	$16.60	138,935	$82,987
April 1, 2017 – April 30, 2017	—	$—	—	$82,987
May 1, 2017 – May 31, 2017	—	$—	—	$82,987
June 1, 2017 – June 30, 2017	—	$—	—	$82,987
	138,935	$16.60	138,935	$82,987

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

3.4

Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 3.3 of the Company’s Registration Statement on Form 8-A filed on June 30, 2017).

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

4.6

Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on June 30, 2017).

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

10.3

Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 6, 2017).

10.4

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

10.6

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

10.9	Amendment No. 1 to the Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.

10.10

Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K on September 12, 2016).

10.11

Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 24, 2014).

10.12

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

10.18

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

Exhibit Number	Exhibit Description

10.20

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of June 1, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

10.21

Second Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.22

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.23

Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on May 3, 2017).

10.24

Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., and PennyMac Loan Services, LLC ( incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K on March 8, 2017).

10.25

Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 1.2 of the Company’s Current Report on Form 8-K filed on May 30, 2012).

10.26

Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed on November 26, 2012).

10.27

Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.96 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.28

Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.97 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.29

Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.95 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013).

10.30

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

10.32

Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 30, 2015).

10.33

Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.125 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

Exhibit Number	Exhibit Description

10.34

Amendment Number Eight to the Master Repurchase Agreement, dated as of August 26, 2016, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.35

Amendment Number Nine to the Master Repurchase Agreement, dated as of June 30, 2017, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 7, 2017).

10.36

Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.37

Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.38

Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.39

Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 21, 2016).

10.40

Amended and Restated Guaranty, dated as of November 10, 2015, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC (incorporated by reference to Exhibit 10.177 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.41

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

10.43

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.44

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

10.46

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

10.48

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

10.51

Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.130 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.52

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.159 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.53

Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. (incorporated by reference to Exhibit 10.164 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.54

Amendment No. 12 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2017, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.55

Amendment No. 13 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 23, 2017, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

10.56

Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed on February 6, 2014).

10.57

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

10.59

Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.168 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.60

Amendment No. 3 to Master Repurchase Agreement, dated as of May 23, 2017, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust (incorporated by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 30, 2017).

10.61

Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 14, 2014).

Exhibit Number	Exhibit Description

10.62

Amended and Restated Master Repurchase Agreement, dated as of March 15, 2017, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1of the Company’s Current Report on Form 8-K filed on March 21, 2017).

10.63

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

10.65

Amended and Restated Guaranty Agreement, dated as of September 15, 2016, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on September 21, 2016).

10.66

Master Repurchase Agreement, dated as of October 14, 2016, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.67

First Amendment to Master Repurchase Agreement, dated as of May 23, 2017, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 30, 2017).

10.68

Guaranty, dated as of October 14, 2016, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on October 20, 2016).

10.69

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

10.72

Amendment Number One to Master Repurchase Agreement, dated as of August 31, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.117 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.73

Amendment Number Two to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.118 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.74

Amendment Number Three to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.128 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.75

Amendment Number Four to the Master Repurchase Agreement, dated as of March 24, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.80 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

Exhibit Number	Exhibit Description

10.76

Amendment Number Five to the Master Repurchase Agreement, dated as of May 3, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on May 5, 2017).

10.77

Amendment Number Six to the Master Repurchase Agreement, dated as of June 16, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 21, 2017).

10.78

Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on September 18, 2015).

10.79

Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.120 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.80

Amendment Number Two to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.131 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.81

Amendment Number Three to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 3, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on May 5, 2017).

10.82

Amendment Number Four to Mortgage Loan Participation Purchase and Sale Agreement, dated as of June 16, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on June 21, 2017).

10.83

Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on January 28, 2016).

10.84

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of August 31, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.122 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.85

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of December 2, 2016, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.134 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.86

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of January 30, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.135 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016).

10.87

Amendment Number Four to Amended and Restated Loan and Security Agreement, dated as of March 24, 2017 among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.88 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.88

Amendment Number Five to Amended and Restated Loan and Security Agreement, dated as of June 16, 2017 among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K file on June 21, 2017).

Exhibit Number	Exhibit Description

10.89

Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on March 30, 2017).

10.90

Amendment Number One to Loan and Security Agreement, dated June 16, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on June 21, 2017).

10.91

Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp. (incorporated by reference to Exhibit 10.127 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

10.92

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

10.93

Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC (incorporated by reference to Exhibit 10.129 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016).

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the quarters ended June 30, 2017 and 2016, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 8, 2017	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2017	By:	/s/ Andrew S. Chang
Andrew S. Chang
Chief Financial Officer (Principal Financial Officer)