Form 10-Q
period 2017-09-30
PennyMac Mortgage Investment Trust
filed 2017-11-08
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2017
Common Shares of Beneficial Interest, $0.01 par value	65,568,050

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

September 30, 2017

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
	2017	2016
	(in thousands, except share information)
ASSETS
Cash	$99,515	$34,476
Short-term investments	5,646	122,088
Mortgage-backed securities at fair value (includes $1,036,669 and $863,802 pledged to creditors, respectively)	1,036,669	865,061
Mortgage loans acquired for sale at fair value (includes $1,251,916 and $1,653,748 pledged to creditors, respectively)	1,270,340	1,673,112
Mortgage loans at fair value (includes $1,341,671 and $1,712,190 pledged to creditors, respectively)	1,347,943	1,721,741
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure assets sold under agreements to repurchase to PennyMac Financial Services, Inc.	248,763	288,669
Derivative assets (includes $15,742 and $9,078 pledged to creditors, respectively)	67,288	33,709
Real estate acquired in settlement of loans (includes $135,761 and $215,713 pledged to creditors, respectively)	185,034	274,069
Real estate held for investment (includes $29,664 pledged to creditors at September 30, 2017)	42,546	29,324
Mortgage servicing rights (includes $82,312 and $64,136 at fair value; $778,270 and $656,567 pledged to creditors)	790,335	656,567
Servicing advances	61,826	76,950
Deposits securing credit risk transfer agreements (includes $408,100 and $414,610 pledged to creditors, respectively)	545,694	450,059
Due from PennyMac Financial Services, Inc.	4,725	7,091
Other	78,719	124,586
Total assets	$5,785,043	$6,357,502
LIABILITIES
Assets sold under agreements to repurchase	$3,203,386	$3,784,001
Mortgage loan participation purchase and sale agreements	43,988	25,917
Notes payable	80,106	275,106
Asset-backed financing of a variable interest entity at fair value	318,404	353,898
Exchangeable senior notes	246,906	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	148,072	150,000
Interest-only security payable at fair value	6,386	4,114
Derivative liabilities	4,900	9,573
Accounts payable and accrued liabilities	76,127	107,758
Due to PennyMac Financial Services, Inc.	16,008	16,416
Income taxes payable	20,148	18,166
Liability for losses under representations and warranties	10,047	15,350
Total liabilities	4,174,478	5,006,388

Commitments and contingencies — Note 19

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares at September 30, 2017, liquidation preference $310,000,000	299,707	—
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 65,875,618 and 66,697,286 common shares, respectively	659	667
Additional paid-in capital	1,362,319	1,377,171
Accumulated deficit	(52,120)	(26,724)
Total shareholders’ equity	1,610,565	1,351,114
Total liabilities and shareholders’ equity	$5,785,043	$6,357,502

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	September 30,	December 31,
	2017	2016
	(in thousands)
ASSETS
Mortgage loans at fair value	$331,941	$367,169
Derivative assets	56,878	15,610
Deposits securing credit risk transfer agreements	545,694	450,059
Other—interest receivable	931	1,058
	$935,444	$833,896
LIABILITIES
Asset-backed financing at fair value	$318,404	$353,898
Interest-only security payable at fair value	6,386	4,114
Accounts payable and accrued liabilities—interest payable	931	1,058
	$325,721	$359,070

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net investment income:
Net gain on mortgage loans acquired for sale:
From nonaffiliates	$14,692	$41,321	$44,944	$76,903
From PennyMac Financial Services, Inc.	3,275	2,537	9,340	6,230
	17,967	43,858	54,284	83,133
Mortgage loan origination fees	11,744	12,684	30,501	28,104
Net gain (loss) on investments:
From nonaffiliates	17,499	17,103	69,067	31,169
From PennyMac Financial Services, Inc.	(3,665)	(2,824)	(10,920)	(36,275)
	13,834	14,279	58,147	(5,106)
Net mortgage loan servicing fees:
From nonaffiliates	21,543	15,352	48,466	46,157
From PennyMac Financial Services, Inc.	333	409	859	849
	21,876	15,761	49,325	47,006
Interest income:
From nonaffiliates	47,579	53,307	139,052	146,711
From PennyMac Financial Services, Inc.	3,998	4,827	13,011	17,555
	51,577	58,134	152,063	164,266
Interest expense:
To nonaffiliates	38,161	38,356	109,936	103,129
To PennyMac Financial Services, Inc.	2,116	1,974	5,946	5,798
	40,277	40,330	115,882	108,927
Net interest income	11,300	17,804	36,181	55,339
Results of real estate acquired in settlement of loans	(3,143)	(3,285)	(10,854)	(11,886)
Other	2,226	2,225	6,653	6,570
Net investment income	75,804	103,326	224,237	203,160
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	23,507	27,255	61,184	59,301
Mortgage loan servicing fees	11,402	11,039	31,987	38,919
Management fees	6,038	5,025	16,684	15,576
Mortgage loan origination	2,230	2,202	5,735	4,880
Professional services	1,331	1,134	5,531	5,438
Compensation	1,067	1,508	4,918	5,021
Mortgage loan collection and liquidation	864	6,205	4,556	12,709
Other	5,199	3,944	15,043	13,417
Total expenses	51,638	58,312	145,638	155,261
Income before provision for income taxes	24,166	45,014	78,599	47,899
Provision for income taxes	4,771	9,606	1,688	3,262
Net income	19,395	35,408	76,911	44,637
Dividends on preferred stock	6,125	—	9,032	—
Net income attributable to common shareholders	$13,270	$35,408	$67,879	$44,637
Earnings per common share
Basic	$0.20	$0.52	$1.01	$0.63
Diluted	$0.20	$0.49	$0.98	$0.63
Weighted-average common shares outstanding
Basic	66,636	67,554	66,702	69,289
Diluted	66,636	76,329	75,169	69,289
Dividends declared per common share	$0.47	$0.47	$1.41	$1.41

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(Accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2015	—	$—	73,767	$738	$1,469,722	$25,653	$1,496,113
Net income	—	—	—	—	—	44,637	44,637
Share-based compensation	—	—	298	3	4,139	—	4,142
Common share dividends	—	—	—	—	—	(96,545)	(96,545)
Repurchase of common shares	—	—	(7,029)	(70)	(93,359)	—	(93,429)
Balance at September 30, 2016	—	$—	67,036	$671	$1,380,502	$(26,255)	$1,354,918
Balance at December 31, 2016	—	$—	66,697	$667	$1,377,171	$(26,724)	$1,351,114
Net income	—	—	—	—	—	76,911	76,911
Share-based compensation	—	—	284	3	3,861	—	3,864
Dividends
Common shares	—	—	—	—	—	(94,477)	(94,477)
Preferred shares	—	—	—	—	—	(7,830)	(7,830)
Issuance of preferred shares	12,400	310,000	—	—	—	—	310,000
Issuance costs relating to preferred shares	—	(10,293)	—	—	—	—	(10,293)
Repurchase of common shares	—	—	(1,105)	(11)	(18,713)	—	(18,724)
Balance at September 30, 2017	12,400	$299,707	65,876	$659	$1,362,319	$(52,120)	$1,610,565

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2017
	2017	2016
	(in thousands)
Cash flows from operating activities
Net income	$76,911	$44,637
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Net gain on mortgage loans acquired for sale	(54,284)	(83,133)
Net (gain) loss on investments	(58,147)	5,106
Change in fair value, amortization and impairment of mortgage servicing rights	75,403	48,608
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed financing of a variable interest entity	4,625	1,628
Capitalization of interest on mortgage loans at fair value	(27,737)	(62,783)
Capitalization of interest on excess servicing spread	(13,011)	(17,555)
Amortization of debt issuance costs	10,243	9,798
Results of real estate acquired in settlement of loans	10,854	11,886
Share-based compensation expense	3,864	4,142
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(49,769,392)	(45,300,447)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(373,108)	(13,146)
Repurchase of mortgage loans subject to representation and warranties	(8,706)	(9,922)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	17,683,444	15,323,444
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	32,724,487	29,154,270
Decrease in servicing advances	8,275	4,719
Decrease in due from PennyMac Financial Services, Inc.	2,043	2,699
Decrease in other assets	16,936	58,246
(Decrease) increase in accounts payable and accrued liabilities	(31,155)	27,442
Decrease in due to PennyMac Financial Services, Inc.	(454)	(4,218)
Increase in income taxes payable	1,982	2,875
Net cash provided by (used in) operating activities	283,073	(791,704)
Cash flows from investing activities
Net decrease in short-term investments	116,442	8,512
Purchase of mortgage-backed securities at fair value	(251,872)	(551,654)
Sale and repayment of mortgage-backed securities at fair value	85,144	172,470
Sale and repayment of mortgage loans at fair value to nonaffiliates	345,824	516,507
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	—	891
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	42,320	54,623
Sale of excess servicing spread to PennyMac Financial Services, Inc.	—	59,045
Net settlement of derivative financial instruments	(423)	(6,077)
Sale of real estate acquired in settlement of loans	140,862	180,416
Purchase of mortgage servicing rights	(79)	(2,602)
Sale of mortgage servicing rights	—	106
Deposit of cash securing credit risk transfer agreements	(102,146)	(282,434)
Distribution from credit risk transfer agreements	41,823	14,358
Increase in margin deposits and restricted cash	(2,350)	(3,017)
Purchase of Federal Home Loan Bank capital stock	—	(225)
Redemption of Federal Home Loan Bank capital stock	—	7,320
Net cash provided by investing activities	415,545	168,239

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended September 30, 2017
	2017	2016
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	58,275,935	48,753,454
Repurchase of assets sold under agreements to repurchase	(58,856,728)	(47,841,632)
Issuance of mortgage loan participation certificates	5,473,935	4,955,742
Repayment of mortgage loan participation certificates	(5,455,770)	(4,867,284)
Federal Home Loan Bank advances	—	28,000
Repayment of Federal Home Loan Bank advances	—	(211,000)
Advance under notes payable	135,000	103,554
Repayment of notes payable	(330,000)	(143,518)
Issuance of asset-backed financing of a variable interest entity at fair value	—	182,400
Repayment of asset-backed financing of a variable interest entity at fair value	(42,881)	(53,641)
Repayments of notes payable to PennyMac Financial Services, Inc.	(1,928)	—
Payment of debt issuance costs	(9,342)	(8,464)
Payment of dividends to preferred shareholders	(7,830)	—
Payment of dividends to common shareholders	(94,953)	(99,757)
Issuance of preferred shares	310,000	—
Payment of issuance costs related to preferred shares	(10,293)	—
Repurchase of common shares	(18,724)	(93,429)
Net cash (used in) provided by financing activities	(633,579)	704,425
Net increase in cash	65,039	80,960
Cash at beginning of period	34,476	58,108
Cash at end of period	$99,515	$139,068

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

Note 2—Basis of Presentation

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

Note 3—Concentration of Risks

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

Due to the nature of a substantial portion of the Company’s investments, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks associated with loan performance and resolution, including that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and that fluctuations in the residential real estate market may affect the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy, unemployment rates and residential real estate fair values in the markets where the properties securing the Company’s mortgage loans are located;
•	PCM’s ability to identify and PLS’ ability to execute optimal resolutions of certain mortgage loans;
•	the accuracy of valuation information obtained during the Company’s due diligence activities;
•	PCM’s ability to effectively model, and to develop appropriate model inputs that properly anticipate, future outcomes;
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

A substantial portion of the distressed mortgage loans and REO has been acquired by the Company in prior years from or through one or more subsidiaries of JPMorgan Chase & Co. and Citigroup Inc., as presented in the following summary:

	September 30, 2017	December 31, 2016
	(in thousands)
JPMorgan Chase & Co.
Mortgage loans at fair value	$401,879	$505,167
REO	84,620	118,737
	486,499	623,904
Citigroup Inc.
Mortgage loans at fair value	417,664	519,698
REO	31,579	49,048
	449,243	568,746
	$935,742	$1,192,650
Total carrying value of distressed mortgage loans at fair value and REO	$1,201,036	$1,628,641

Note 4—Transactions with Related Parties

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

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans salable in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS. The discretionary reductions and volume reimbursements described above are no longer in effect.

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

The Company purchases newly originated loans from PLS under a mortgage loan purchase agreement and a flow commercial mortgage loan purchase agreement. Historically, the Company has used the mortgage loan purchase agreement for the purpose of purchasing from PLS prime jumbo residential mortgage loans originated through PLS’s consumer direct lending channel. Beginning in the quarter ended September 30, 2017, the Company also purchases non-government insured or guaranteed loans originated through PLS’s consumer direct lending channel from PLS under the mortgage loan purchase agreement. The Company uses the flow commercial mortgage loan purchase agreement for the purpose of purchasing from PLS small balance commercial mortgage loans, including multifamily mortgage loans, originated as part of PLS’s commercial lending activities.

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Purchases of mortgage loans acquired for sale at fair value from PLS	$332,886	$5,007	$373,108	$13,146
Mortgage loans fulfillment fees earned by PLS	$23,507	$27,255	$61,184	$59,301
Unpaid principal balance (“UPB”) of mortgage loans fulfilled by PLS	$6,530,036	$7,263,557	$17,079,969	$15,696,940
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$3,275	$3,509	$9,340	$8,282
UPB of mortgage loans sold to PLS	$10,915,194	$11,694,065	$31,131,154	$27,599,186
Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$1	$5	$7	$7
Tax service fee paid to PLS included in Other expense	$2,108	$2,066	$5,377	$4,537

	September 30, 2017	December 31, 2016
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$202,320	$804,616

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

•

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company has limited employees and infrastructure. For these services, PLS received a supplemental fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in performance of its servicing obligations.

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

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$88	$90	$235	$225
Activity-based	188	210	507	497
	276	300	742	722
Mortgage loans at fair value:
Distressed mortgage loans:
Base	1,571	2,615	5,284	8,881
Activity-based	2,702	3,014	6,859	14,981
	4,273	5,629	12,143	23,862
Mortgage loans held in VIE:
Base	54	65	96	157
Activity-based	—	1	—	1
	54	66	96	158
MSRs:
Base	6,648	4,913	18,631	13,841
Activity-based	151	131	375	336
	6,799	5,044	19,006	14,177
	$11,402	$11,039	$31,987	$38,919
MSR recapture income recognized included in Net mortgage loan servicing fees	$333	$409	$859	$849
Average investment in:
Mortgage loans acquired for sale at fair value	$1,460,054	$1,607,564	$1,271,158	$1,317,230
Mortgage loans at fair value:
Distressed mortgage loans	$1,104,738	$1,579,246	$1,210,328	$1,810,779
Mortgage loans held in a VIE	$339,464	$413,749	$350,607	$434,967
Average MSR portfolio	$63,584,416	$48,997,875	$61,764,228	$46,125,926

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

The performance incentive fee is calculated quarterly and is equal to: (a) 10% of the amount by which net income attributable to common shares of beneficial interest and for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

For the purpose of determining the amount of the performance incentive fee:

“Net income” is defined as net income or loss attributable to common shares of beneficial interest computed in accordance with GAAP and certain other non-cash charges determined after discussions between PCM and the Company’s independent trustees and after approval by a majority of the Company’s independent trustees.

“Equity” is the weighted average of the issue price per common share of all of the Company’s public offerings, multiplied by the weighted average number of common shares outstanding (including restricted share units) in the rolling four-quarter period.

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

The base management fee and the performance incentive fee are both payable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and the Company’s common shares (subject to a limit of no more than 50% paid in common shares), at the Company’s option.

The management agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Base management	$6,038	$5,025	$16,380	$15,576
Performance incentive	—	—	304	—
	$6,038	$5,025	$16,684	$15,576

In the event of termination of the management agreement between the Company and PCM, PCM may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PCM, in each case during the 24-month period before termination.

Expense Reimbursement and Amounts Payable to and Receivable from PCM

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

The Company reimbursed PCM and its affiliates for expenses:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,193	$1,417	$4,220	$6,413
Expenses incurred on the Company’s behalf, net	196	13	849	(102)
	$1,389	$1,430	$5,069	$6,311
Payments and settlements during the year (1)	$22,786	$45,988	$63,249	$102,600

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Investing Activities

Spread Acquisition and MSR Servicing Agreements

Effective February 1, 2013, the Company entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which it purchased from PLS the rights to receive certain ESS from MSRs acquired by PLS from banks and other third party financial institutions. PLS was generally required to service or subservice the related mortgage loans for the applicable Agency or investor.

To the extent PLS refinanced any of the mortgage loans relating to the ESS sold to the Company, the 2/1/13 Spread Acquisition Agreement contained recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month was less than $200,000, PFSI was, at its option, permitted to pay cash to the Company in an amount equal to such fair value instead of transferring such ESS. The Company only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs.

Effective December 19, 2014, the Company entered into a second master spread acquisition and MSR servicing agreement (the “12/19/14 Spread Acquisition Agreement”) with PLS. The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that the Company only purchased ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

On February 29, 2016, the Company and PLS terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, PLS reacquired from the Company all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by PLS to the Company under the 2/1/13 Spread Acquisition Agreement. On February 29, 2016, PLS also reacquired from the Company all of its right, title and interest in and to all of the Freddie Mac ESS previously sold by PLS to the Company under the 12/19/14 Spread Acquisition Agreement. The amount of ESS sold by the Company to PLS under these reacquisitions was $59.0 million.

On December 19, 2016, the Company amended and restated a third master spread acquisition and MSR servicing agreement with PLS (the “12/19/16 Spread Acquisition Agreement”). The terms of the 12/19/16 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that the Company has only purchased ESS relating to Ginnie Mae MSRs under the 12/19/16 Spread Acquisition Agreement. Pursuant to the 12/19/16 Spread Acquisition Agreement, the Company may purchase from PLS, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by the Company in connection with the parties’ participation in the GNMA MSR Facility (as defined below).

To the extent PLS refinances any of the mortgage loans relating to the ESS the Company has acquired, the 12/19/16 Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the 12/19/16 Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the 12/19/16 Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to the Company in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Sale of mortgage loans at fair value to PFSI	$—	$891	$—	$891
ESS:
Received pursuant to a recapture agreement	$1,207	$1,438	$4,160	$5,039
Repayments and sales	$13,410	$16,342	$42,320	$113,668
Interest income	$3,998	$4,827	$13,011	$17,555
Net (loss) gain included in Net (loss) gain on investments:
Valuation changes	$(4,828)	$(4,107)	$(14,757)	$(40,984)
Recapture income	1,163	1,283	3,837	4,709
	$(3,665)	$(2,824)	$(10,920)	$(36,275)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both September 30, 2017 and December 31, 2016.

Repurchase Agreement with PLS

On December 19, 2016, the Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS acquired from PLS under the 12/19/16 Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

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

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest expense	$2,116	$1,974	$5,946	$5,798
Conditional Reimbursements paid to PCM	$30	$—	$30	$—

	September 30, 2017	December 31, 2016
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$148,072	$150,000
Conditional Reimbursement payable to PFSI included in Accounts payable and accrued liabilities	$870	$900

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	September 30, 2017	December 31, 2016
	(in thousands)
Due from PFSI:
MSR recapture receivable	$384	$707
Other	4,341	6,384
	$4,725	$7,091
Due to PFSI:
Management fees	$6,038	$5,081
Mortgage loan servicing fees	5,329	5,465
Allocated expenses and expenses paid by PFSI on PMT’s behalf	1,541	1,046
Conditional Reimbursement	870	900
Fulfillment fees	662	1,300
Interest on Assets sold to PFSI under agreement to repurchase and Note payable to PFSI	138	253
Correspondent production fees	1,430	2,371
	$16,008	$16,416

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cash flows:
Proceeds from sales	$7,035,994	$6,857,691	$17,683,444	$15,323,444
Mortgage loan servicing fees received (1)	$42,237	$31,514	$119,223	$88,269

(1)	Net of guarantee fees

The following table summarizes UPB information for mortgage loans that are accounted for as sales for the dates presented:

	September 30, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans outstanding	$67,415,863	$56,303,664
Delinquent mortgage loans:
30-89 days delinquent	$462,199	$262,467
90 or more days delinquent:
Not in foreclosure	$96,587	$53,200
In foreclosure	$20,814	$25,180
Bankruptcy	$49,334	$36,357
Custodial funds managed by the Company (1)	$1,055,517	$736,398

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not recorded on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

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

Following is a summary of the CRT Agreements:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$4,126,946	$3,357,443	$9,722,067	$8,442,187
Deposits of cash securing CRT Agreements	$44,998	$89,697	$102,146	$282,434
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$108,051	$—	$264,165	$—
Interest earned on Deposits securing CRT Agreements	$1,440	$285	$2,703	$661
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$10,798	$6,206	$27,595	$12,601
Resulting from valuation changes	4,162	12,307	41,268	9,060
	14,960	18,513	68,863	21,661
Change in fair value of interest-only security payable at fair value	191	(36)	(2,272)	437
	$15,151	$18,477	$66,591	$22,098
Payments made to settle losses	$539	$28	$950	$28

	September 30, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$22,931,988	$14,379,850
Delinquency status (in UPB):
Current—89 days delinquent	$22,899,266	$14,372,247
90 or more days delinquent	$20,540	$5,711
Foreclosure	$2,481	$1,892
Bankruptcy	$9,701	$—
Carrying value of CRT Agreements:
Derivative assets	$56,878	$15,610
Deposits securing CRT Agreements	$545,694	$450,059
Interest-only security payable at fair value	$6,386	$4,114
CRT Agreement assets pledged to secure assets sold under agreements to repurchase:
Deposits securing credit risk CRT Agreements	$408,100	$414,610
Derivative assets	$15,742	$9,078
Commitments to fund Deposits securing credit risk transfer agreements	$356,274	$92,109

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The Company initially retained $366.8 million in fair value of such certificates. During the year ended December 31, 2016, the Company sold $208.8 million in UPB of those certificates, which reduced the fair value of the certificates retained by the Company to $9.5 million as of September 30, 2017. The Company included the proceeds from the sales in Asset backed financing of a variable interest entity at fair value. The Company issued no certificates during the quarter ended September 30, 2017.

Note 6—Fair Value

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

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$5,646	$—	$—	$5,646
Mortgage-backed securities at fair value	—	1,036,669	—	1,036,669
Mortgage loans acquired for sale at fair value	—	1,270,340	—	1,270,340
Mortgage loans at fair value	—	331,941	1,016,002	1,347,943
Excess servicing spread purchased from PFSI	—	—	248,763	248,763
Derivative assets:
Interest rate lock commitments	—	—	2,789	2,789
CRT Agreements	—	—	56,878	56,878
Repurchase agreement derivatives	—	—	181	181
Forward sales contracts	—	8,861	—	8,861
MBS put options	—	1,503	—	1,503
MBS call options	—	171	—	171
Call options on interest rate futures	438	—	—	438
Put options on interest rate futures	1,258	—	—	1,258
Total derivative assets before netting	1,696	10,535	59,848	72,079
Netting	—	—	—	(4,791)
Total derivative assets after netting	1,696	10,535	59,848	67,288
Mortgage servicing rights at fair value	—	—	82,312	82,312
	$7,342	$2,649,485	$1,406,925	$4,058,961
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$318,404	$—	$318,404
Interest-only security payable at fair value	—	—	6,386	6,386
Derivative liabilities:
Interest rate lock commitments	—	—	1,514	1,514
Forward purchase contracts	—	6,616	—	6,616
Forward sales contracts	—	165	—	165
Total derivative liabilities before netting	—	6,781	1,514	8,295
Netting	—	—	—	(3,395)
Total derivative liabilities after netting	—	6,781	1,514	4,900
	$—	$325,185	$7,900	$329,690

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$122,088	$—	$—	$122,088
Mortgage-backed securities at fair value	—	865,061	—	865,061
Mortgage loans acquired for sale at fair value	—	1,673,112	—	1,673,112
Mortgage loans at fair value	—	367,169	1,354,572	1,721,741
Excess servicing spread purchased from PFSI	—	—	288,669	288,669
Derivative assets:
Interest rate lock commitments	—	—	7,069	7,069
CRT Agreements	—	—	15,610	15,610
Forward purchase contracts	—	30,879	—	30,879
Forward sales contracts	—	13,164	—	13,164
MBS put options	—	1,697	—	1,697
MBS call options	—	142	—	142
Call options on interest rate futures	63	—	—	63
Put options on interest rate futures	2,469	—	—	2,469
Total derivative assets	2,532	45,882	22,679	71,093
Netting	—	—	—	(37,384)
Total derivative assets after netting	2,532	45,882	22,679	33,709
Mortgage servicing rights at fair value	—	—	64,136	64,136
	$124,620	$2,951,224	$1,730,056	$4,768,516
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$353,898	$—	$353,898
Interest-only security payable at fair value	—	—	4,114	4,114
Derivative liabilities:
Interest rate lock commitments	—	—	3,292	3,292
Forward purchase contracts	—	7,619	—	7,619
Forward sales contracts	—	17,974	—	17,974
Total derivative liabilities	—	25,593	3,292	28,885
Netting	—	—	—	(19,312)
Total derivative liabilities after netting	—	25,593	3,292	9,573
	$—	$379,491	$7,406	$367,585

The following is a summary of changes in items measured using Level 3 inputs on a recurring basis:

	Quarter ended September 30, 2017
	Mortgage	Excess	Interest		Repurchase	Mortgage
	loans	servicing	rate lock	CRT	agreement	servicing
	at fair value	spread	commitments (1)	Agreements	derivatives	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2017	$1,184,620	$261,796	$395	$52,716	$—	$77,624	$1,577,151
Purchases and issuances	—	—	9,264	—	181	10	9,455
Repayments and sales	(156,821)	(13,410)	—	(10,798)	—	—	(181,029)
Capitalization of interest	7,020	3,998	—	—	—	—	11,018
Capitalization of advances	4,611	—	—	—	—	—	4,611
ESS received pursuant to a recapture agreement with PFSI	—	1,207	—	—	—	—	1,207
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	8,655	8,655
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	6,035	—	—	—	—	—	6,035
Other factors	(2,758)	(4,828)	15,430	14,960	—	(3,977)	18,827
	3,277	(4,828)	15,430	14,960	—	(3,977)	24,862
Transfers of mortgage loans to REO and real estate held for investment	(26,705)	—	—	—	—	—	(26,705)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(23,814)	—	—	—	(23,814)
Balance, September 30, 2017	$1,016,002	$248,763	$1,275	$56,878	$181	$82,312	$1,405,411
Changes in fair value recognized during the period relating to assets still held at September 30, 2017	$(7,302)	$(4,828)	$1,275	$4,162	$—	$(3,977)	$(10,670)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended September 30, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, June 30, 2017	$6,577
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(191)
(191)
Balance, September 30, 2017	$6,386
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2017	$(191)

	Quarter ended September 30, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, June 30, 2016	$1,608,906	$294,551	$16,757	$(199)	$57,977	$1,977,992
Purchases and issuances	—	—	30,429	—	—	30,429
Repayments and sales	(29,921)	(16,342)	—	(6,206)	—	(52,469)
Capitalization of interest	23,068	4,827	—	—	—	27,895
ESS received pursuant to a recapture agreement with PFSI	—	1,438	—	—	—	1,438
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	1,068	1,068
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	9,699	—	—	—	—	9,699
Other factors	(13,099)	(4,107)	23,390	23,067	(3,202)	26,049
	(3,400)	(4,107)	23,390	23,067	(3,202)	35,748
Transfers of mortgage loans to REO	(39,276)	—	—	—	—	(39,276)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(55,248)	—	—	(55,248)
Balance, September 30, 2016	$1,559,377	$280,367	$15,328	$16,662	$55,843	$1,927,577
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$(820)	$(4,107)	$15,328	$16,662	$(3,202)	$23,861

(1)	For the purpose of this table, the IRLC and CRT Agreement asset and liability positions are shown net.

Quarter ended September 30, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, June 30, 2016	$1,663
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	36
36
Balance, September 30, 2016	$1,699
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2016	$36

	Nine months ended September 30, 2017
	Mortgage	Excess	Interest		Repurchase	Mortgage
	loans	servicing	rate lock	CRT	agreement	servicing
	at fair value	spread	commitments (1)	Agreements (1)	derivatives	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$—	$64,136	$1,726,764
Purchases and issuances	—	—	26,185	—	181	79	26,445
Repayments and sales	(302,829)	(42,320)	—	(27,595)	—	—	(372,744)
Capitalization of interest	27,737	13,011	—	—	—	—	40,748
Capitalization of advances	17,759	—	—	—	—	—	17,759
ESS received pursuant to a recapture agreement with PFSI	—	4,160	—	—	—	—	4,160
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	28,467	28,467
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	23,498	—	—	—	—	—	23,498
Other factors	(15,975)	(14,757)	43,946	68,863	—	(10,370)	71,707
	7,523	(14,757)	43,946	68,863	—	(10,370)	95,205
Transfers of mortgage loans to REO and real estate held for investment	(88,760)	—	—	—	—	—	(88,760)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(72,633)	—	—	—	(72,633)
Balance, September 30, 2017	$1,016,002	$248,763	$1,275	$56,878	$181	$82,312	$1,405,411
Changes in fair value recognized during the period relating to assets still held at September 30, 2017	$(6,650)	$(14,757)	$1,275	$41,268	$—	$(10,370)	$10,766

(1)	For the purpose of this table, the IRLC and CRT Agreement asset and liability positions are shown net.

Nine months ended September 30, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	2,272
2,272
Balance, September 30, 2017	$6,386
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2017	$2,272

	Nine months ended September 30, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Purchases and issuances	—	—	58,475	—	2,602	61,077
Repayments and sales	(449,647)	(113,668)	—	(12,601)	—	(575,916)
Capitalization of interest	62,783	17,555	—	—	—	80,338
ESS received pursuant to a recapture agreement with PFSI	—	5,039	—	—	—	5,039
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	6,215	6,215
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	29,480	—	—	—	—	29,480
Other factors	(31,948)	(40,984)	71,286	28,670	(19,558)	7,466
	(2,468)	(40,984)	71,286	28,670	(19,558)	36,946
Transfers of mortgage loans to REO	(151,685)	—	—	—	—	(151,685)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(119,079)	—	—	(119,079)
Balance, September 30, 2016	$1,559,377	$280,367	$15,328	$16,662	$55,843	$1,927,577
Changes in fair value recognized during the period relating to assets still held at September 30, 2016	$(2,399)	$(33,774)	$15,328	$16,662	$(19,558)	$(23,741)

(1)	For the purpose of this table, the IRLC and CRT Agreement asset and liability positions are shown net.

Nine months ended September 30, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2015	$—
Issuances	2,136
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	(437)
(437)
Balance, September 30, 2016	1,699
Changes in fair value recognized during the period relating to liability outstanding at September 30, 2016	$(437)

The information used in the preceding roll forwards represents activity for financial statement items measured at fair value on a recurring basis and identified as using “Level 3” fair value inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or the end of the periods presented. The Company had transfers among the fair value levels arising from transfers of IRLCs to mortgage loans held for sale at fair value upon purchase of the respective mortgage loans.

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	September 30, 2017			December 31, 2016
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,269,137	$1,220,098	$49,039	$1,672,181	$1,633,569	$38,612
90 or more days delinquent:
Not in foreclosure	759	954	(195)	145	189	(44)
In foreclosure	444	497	(53)	786	717	69
	1,203	1,451	(248)	931	906	25
	$1,270,340	$1,221,549	$48,791	$1,673,112	$1,634,475	$38,637
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent:	$331,941	$325,529	$6,412	$367,169	$368,524	$(1,355)
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	331,941	325,529	6,412	367,169	368,524	(1,355)
Distressed mortgage loans at fair value:
Current through 89 days delinquent:	527,874	667,649	(139,775)	611,584	818,665	(207,081)
90 or more days delinquent:
Not in foreclosure	210,783	319,417	(108,634)	305,431	425,460	(120,029)
In foreclosure	277,345	397,909	(120,564)	437,557	595,534	(157,977)
	488,128	717,326	(229,198)	742,988	1,020,994	(278,006)
	1,016,002	1,384,975	(368,973)	1,354,572	1,839,659	(485,087)
	$1,347,943	$1,710,504	$(362,561)	$1,721,741	$2,208,183	$(486,442)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended September 30, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,481)	—	5,001	3,520
Mortgage loans acquired for sale at fair value	32,935	—	—	—	32,935
Mortgage loans at fair value	—	7,617	—	5,415	13,032
ESS at fair value	—	3,998	—	(4,828)	(830)
MSRs at fair value	—	—	(3,977)	—	(3,977)
	$32,935	$10,134	$(3,977)	$5,588	$44,680
Liabilities:
Interest-only security payable	$—	$—	$—	$191	$191
Asset-backed financing of a VIE at fair value	—	(735)	—	(2,158)	(2,893)
	$—	$(735)	$—	$(1,967)	$(2,702)

	Quarter ended September 30, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income (1)	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,193)	—	517	(676)
Mortgage loans acquired for sale at fair value	58,128	—	—	—	58,128
Mortgage loans at fair value	—	23,261	—	(3,936)	19,325
ESS at fair value	—	4,827	—	(4,107)	720
MSRs at fair value	—	—	(3,202)	—	(3,202)
	$58,128	$26,895	$(3,202)	$(7,526)	$74,295
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(2,520)	$—	$2,990	$470
	$—	$(2,520)	$—	$2,990	$470

(1)

The amounts in the above table have been expanded to conform with current period presentation. The table includes the effect of capitalization of interest and accrual of unearned discounts on fair value.

	Nine months ended September 30, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(4,276)	—	9,168	4,892
Mortgage loans acquired for sale at fair value	83,839	—	—	—	83,839
Mortgage loans at fair value	—	29,195	—	13,832	43,027
ESS at fair value	—	13,011	—	(14,757)	(1,746)
MSRs at fair value	—	—	(10,370)	—	(10,370)
	$83,839	$37,930	$(10,370)	$8,243	$119,642
Liabilities:
Interest-only security payable	$—	$—	$—	$(2,272)	$(2,272)
Asset-backed financing of a VIE at fair value	—	(1,807)	—	(5,581)	(7,388)
	$—	$(1,807)	$—	$(7,853)	$(9,660)

	Nine months ended September 30, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	on
	for sale	income (1)	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(1,930)	—	9,948	8,018
Mortgage loans acquired for sale at fair value	147,135	—	—	—	147,135
Mortgage loans at fair value	—	65,070	—	5,342	70,412
ESS at fair value	—	17,555	—	(40,984)	(23,429)
MSRs at fair value	—	—	(19,558)	—	(19,558)
	$147,135	$80,695	$(19,558)	$(25,694)	$182,578
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(1,985)	$—	$(5,974)	$(7,959)
	$—	$(1,985)	$—	$(5,974)	$(7,959)

(1)

The amounts in the above table have been expanded to conform with current period presentation. The table includes the effect of capitalization of interest and accrual of unearned discounts on fair value.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$60,805	$60,805
MSRs at lower of amortized cost or fair value	—	—	277,260	277,260
	$—	$—	$338,065	$338,065

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$125,683	$125,683
MSRs at lower of amortized cost or fair value	—	—	173,765	173,765
	$—	$—	$299,448	$299,448

The following table summarizes the fair value changes recognized during the period on assets held at period end that were measured at fair value on a nonrecurring basis:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Real estate asset acquired in settlement of loans	$(5,666)	$(6,940)	$(7,454)	$(14,552)
MSRs at lower of amortized cost or fair value	(1,702)	(3,460)	(4,287)	(44,336)
	$(7,368)	$(10,400)	$(11,741)	$(58,888)

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

Fair Value of Financial Instruments Carried at Amortized Cost

Certain of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable, Exchangeable senior notes and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase approximate the agreements’ carrying values due to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at September 30, 2017 and December 31, 2016 was $246.9 million and $240.7 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of fair value.

Valuation Techniques and Inputs

Most of the Company’s assets, its Asset-backed financing of a VIE, Interest-only security payable and Derivative liabilities are carried at fair value with changes in fair value recognized in current period income. A substantial portion of these items are “Level 3” fair value assets and liabilities which require the use of unobservable inputs that are significant to the estimation of the fair values of the assets and liabilities. Unobservable inputs reflect the Manager’s own judgments about the factors that market participants use in pricing an asset or liability, and are based on the best information available under the circumstances.

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

•

Mortgage loans that are not saleable into active markets, comprised of distressed mortgage loans are categorized as “Level 3” fair value assets and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

The valuation process for “Level 3” fair value mortgage loans includes the computation by stratum of the mortgage loans’ fair values and a review for reasonableness of various measures such as weighted average life, projected prepayment and default speeds, and projected default and loss percentages. The FAV group computes the effect on the valuation of changes in inputs such as interest rates, home prices, and delinquency status to assess the reasonableness of changes in the mortgage loan valuation.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value:

Key inputs	September 30, 2017	December 31, 2016
Discount rate
Range	2.9% – 15.0%	2.6% – 15.0%
Weighted average	6.7%	7.1%
Twelve-month projected housing price index change
Range	3.4% – 4.9%	2.5% – 4.8%
Weighted average	4.6%	3.7%
Prepayment speed (1)
Range	3.0% – 6.9%	0.1% – 10.9%
Weighted average	4.1%	4.0%
Total prepayment speed (2)
Range	4.7% – 24.0%	2.9% – 24.6%
Weighted average	16.7%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Following are the key inputs used in determining the fair value of ESS:

Key inputs	September 30, 2017	December 31, 2016
UPB of underlying mortgage loans (in thousands)	$28,385,316	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (1)
Range	3.8% - 4.4%	3.8% - 4.8%
Weighted average	4.2%	4.4%
Annual total prepayment speed (2)
Range	7.7% - 37.2%	7.0% - 41.3%
Weighted average	10.7%	10.5%
Life (in years)
Range	1.5 - 8.1	1.4 - 8.6
Weighted average	6.6	6.8

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Derivative Financial Instruments

Interest Rate Lock Commitments

The Company categorizes IRLCs as “Level 3” fair value assets and liabilities. The Company estimates the fair value of IRLCs based on quoted Agency MBS prices, its estimate of the fair value of the MSRs it expects to receive in the sale of the mortgage loan and the probability that the mortgage loan will be purchased under the commitment (the “pull-through rate”).

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	September 30, 2017	December 31, 2016
Pull-through rate
Range	57.6% – 100.0%	60.7% - 100.0%
Weighted average	88.6%	88.5%
MSR value expressed as:
Servicing fee multiple
Range	2.4 - 6.0	2.6 - 6.0
Weighted average	5.0	5.0
Percentage of UPB
Range	0.7% – 1.5%	0.7% - 1.5%
Weighted average	1.2%	1.3%

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

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives in the master repurchase agreement and are accounted for separate from the master repurchase agreement. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the expected approval rate of the mortgage loans financed under the master repurchase agreement. The approval rate included in the fair value estimate was 80% at September 30, 2017.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include the applicable pricing spread, prepayment and default rates of the underlying mortgage loans, and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Recognized changes in the fair value of MSRs are included in Net mortgage loan servicing fees in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended September 30,
	2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$74,183	$8,655	$76,567	$1,068
Key inputs
UPB of underlying mortgage loans	$6,050,337	$794,770	$6,532,562	$120,457
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Pricing spread (1)
Range	7.6% – 12.6%	7.6% – 7.6%	7.6% – 12.6%	7.6% – 7.6%
Weighted average	7.6%	7.6%	7.6%	7.6%
Annual total prepayment speed (2)
Range	3.5% – 31.1%	8.3% – 29.5%	4.5% – 33.2%	10.3% – 33.3%
Weighted average	8.1%	10.5%	8.6%	14.9%
Life (in years)
Range	2.6 - 11.2	2.8 - 8.5	2.3 – 10.9	2.4 – 7.3
Weighted average	8.4	7.4	7.8	5.7
Annual per-loan cost of servicing
Range	$79 - $79	$79 - $79	$78 – $78	$78 – $82
Weighted average	$79	$79	$78	$80

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	Prepayment speed is measured using Life Total CPR.

	Nine months ended September 30,
	2017		2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$178,894	$28,467	$167,691	$6,215
Key inputs
UPB of underlying mortgage loans	$14,624,151	$2,613,258	$14,139,102	$647,976
Weighted-average annual servicing fee rate (in basis points)	25	25	25	26
Pricing spread (1)
Range	7.6% – 12.6%	7.6% – 7.6%	7.2% –12.6%	7.2% – 7.6%
Weighted average	7.6%	7.6%	7.4%	7.3%
Annual total prepayment speed (2)
Range	3.2% – 31.1%	7.9% – 29.5%	3.4% – 49.2%	7.2% – 38.0%
Weighted average	8.1%	10.7%	9.2%	15.1%
Life (in years)
Range	2.6 - 11.9	2.8 - 8.5	1.4 – 12.3	2.0 – 9.4
Weighted average	8.3	7.3	7.6	5.7
Annual per-loan cost of servicing
Range	$79 - $79	$79 - $79	$68 – $79	$68 – $82
Weighted average	$79	$79	$75	$73

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	September 30, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$708,023	$82,312	$592,431	$64,136
Key inputs:
UPB of underlying mortgage loans	$60,399,531	$7,525,020	$50,539,707	$5,763,957
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Weighted-average note interest rate	3.9%	4.7%	3.8%	4.7%
Pricing spread (1)
Range	7.6% – 13.1%	7.6% – 12.6%	7.6% – 13.0%	7.6% – 12.6%
Weighted average	7.6%	7.6%	7.6%	7.6%
Effect on fair value of (2):
5% adverse change	$(11,401)	$(1,238)	$(10,018)	$(979)
10% adverse change	$(22,466)	$(2,440)	$(19,738)	$(1,929)
20% adverse change	$(43,641)	$(4,743)	$(38,330)	$(3,748)
Prepayment speed (3)
Range	7.3% – 26.8%	7.4% – 20.7%	6.7% – 25.7%	6.8% – 24.2%
Weighted average	8.3%	11.1%	7.7%	10.7%
Life (in years)
Range	2.9 - 8.1	3.0 - 6.9	3.1 - 8.5	3.2 - 7.0
Weighted average	7.7	6.9	8.0	7.0
Effect on fair value of (2):
5% adverse change	$(11,706)	$(1,801)	$(9,436)	$(1,379)
10% adverse change	$(23,026)	$(3,529)	$(18,578)	$(2,704)
20% adverse change	$(44,584)	$(6,782)	$(36,037)	$(5,202)
Annual per-loan cost of servicing
Range	$78 - $79	$77 - $79	$78 – $79	$77 – $79
Weighted average	$79	$79	$79	$79
Effect on fair value of (2):
5% adverse change	$(5,470)	$(693)	$(4,650)	$(555)
10% adverse change	$(10,940)	$(1,385)	$(9,300)	$(1,110)
20% adverse change	$(21,879)	$(2,770)	$(18,600)	$(2,220)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Note 7—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	September 30, 2017	December 31, 2016
	(in thousands)
Conventional:
Agency-eligible	$1,052,355	$847,810
Jumbo	—	6,042
Held for sale to PLS — Government insured or guaranteed	202,320	804,616
Commercial real estate	8,870	8,961
Repurchased pursuant to representations and warranties	6,795	5,683
	$1,270,340	$1,673,112
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,206,859	$1,627,010
Mortgage loan participation purchase and sale agreements	45,057	26,738
	$1,251,916	$1,653,748

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

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	September 30, 2017		December 31, 2016
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$488,128	$717,326	$742,988	$1,020,994
Performing mortgage loans:
Fixed interest rate	242,873	315,065	296,901	408,943
Interest rate step-up	238,768	304,099	232,700	317,409
Adjustable-rate/hybrid	46,233	48,486	81,983	92,313
	527,874	667,649	611,584	818,665
	1,016,002	1,384,975	1,354,572	1,839,659
Fixed interest rate jumbo mortgage loans held in a VIE	331,941	325,529	367,169	368,524
	$1,347,943	$1,710,504	$1,721,741	$2,208,183
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$1,009,730		$1,345,021
Asset-backed financing of a VIE at fair value	331,941		367,169
	$1,341,671		$1,712,190

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	September 30, 2017	December 31, 2016
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	72%	72%
Mortgage loans with unpaid-principal balance-to-current -property-value in excess of 100%	40%	41%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida Massachusetts

Note 9—Derivative Activities

The Company holds and issues derivative financial instruments in connection with its operating activities. Derivative financial instruments are created as a result of certain of the Company’s operations and the Company also enters into derivative transactions as part of its interest rate risk management activities.

Derivative financial instruments created as a result of the Company’s operations include:

•	IRLCs that are created when the Company commits to purchase mortgage loans acquired for sale;
•

CRT Agreements whereby the Company retains a Recourse Obligation relating to certain mortgage loans it sells into Fannie Mae guaranteed securitizations and an interest-only ownership interest in such mortgage loans; and

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive interest expense offsets if it finances mortgage loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller until the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease. The Company is exposed to losses related to its investment in MSRs if market mortgage interest rates decrease, because market interest rate decreases generally encourages mortgage refinancing activity, which reduces the expected life of the mortgage loans underlying the MSRs, causing the fair value of MSRs to decrease.

To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held in a VIE, ESS, IRLCs and MSRs.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	September 30, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,259,592	$2,789	$1,514	1,420,468	$7,069	$3,292
CRT Agreements	22,931,988	56,878	—	14,379,850	15,610	—
Repurchase agreement derivatives	—	181	—	—	—	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	1,598,412	—	6,616	4,840,707	30,879	7,619
Forward sale contracts	2,808,847	8,861	165	6,148,242	13,164	17,974
MBS put options	1,125,000	1,503	—	925,000	1,697	—
MBS call options	75,000	171	—	750,000	142	—
Call options on interest rate futures	250,000	438	—	200,000	63	—
Put options on interest rate futures	475,000	1,258	—	550,000	2,469	—
Swap futures	275,000	—	—	150,000	—	—
Eurodollar future contracts	1,038,000	—	—	1,351,000	—	—
Total derivative instruments before netting		72,079	8,295		71,093	28,885
Netting		(4,791)	(3,395)		(37,384)	(19,312)
		$67,288	$4,900		$33,709	$9,573
Margin deposits placed with (received from) derivatives counterparties included in Other assets (Accounts payable and accrued liabilities)		$(1,395)			$(18,071)
Derivative assets pledged to secure assets sold under agreements to repurchase		$15,742			$9,078

The following tables summarize the notional amount activity for CRT Agreements and for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs.

	Quarter ended September 30, 2017
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	19,301,982	4,126,946	(496,940)	22,931,988
Forward purchase contracts	1,933,390	20,560,886	(20,895,864)	1,598,412
Forward sales contracts	3,644,636	27,214,513	(28,050,302)	2,808,847
MBS put options	1,475,000	3,200,000	(3,550,000)	1,125,000
MBS call options	200,000	275,000	(400,000)	75,000
Call options on interest rate futures	200,000	450,000	(400,000)	250,000
Put options on interest rate futures	925,000	2,500,000	(2,950,000)	475,000
Swap futures	175,000	100,000	—	275,000
Eurodollar future contracts	1,139,000	202,000	(303,000)	1,038,000
Treasury future buy contracts	—	55,000	(55,000)	—
Treasury future sale contracts	—	55,000	(55,000)	—

	Quarter ended September 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	8,976,961	3,357,443	(137,768)	12,196,636
Forward purchase contracts	4,190,349	22,535,622	(21,093,789)	5,632,182
Forward sales contracts	4,347,526	29,853,649	(27,749,731)	6,451,444
MBS call option	1,525,000	3,875,000	(2,375,000)	3,025,000
Swap futures	12,500	12,500	(12,500)	12,500
Eurodollar future contracts	1,543,000	101,000	(202,000)	1,442,000
Treasury future buy contracts	—	276,200	(126,200)	150,000
Treasury future sale contracts	—	126,200	(126,200)	—
Call options on interest rate futures	525,000	1,825,000	(1,525,000)	825,000
Put options on interest rate futures	425,000	1,625,000	(850,000)	1,200,000

	Nine months ended September 30, 2017
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	14,379,850	9,722,067	(1,169,929)	22,931,988
Forward purchase contracts	4,840,707	54,953,063	(58,195,358)	1,598,412
Forward sales contracts	6,148,242	73,030,446	(76,369,842)	2,808,847
MBS put options	925,000	5,125,000	(4,925,000)	1,125,000
MBS call options	750,000	475,000	(1,150,000)	75,000
Call options on interest rate futures	200,000	575,000	(525,000)	250,000
Put options on interest rate futures	550,000	5,875,000	(5,950,000)	475,000
Swap futures	150,000	950,000	(825,000)	275,000
Eurodollar future sale contracts	1,351,000	303,000	(616,000)	1,038,000
Treasury future buy contracts	—	110,700	(110,700)	—
Treasury future sale contracts	—	110,700	(110,700)	—

	Nine months ended September 30, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
CRT Agreements	4,546,265	8,442,187	(791,816)	12,196,636
Forward purchase contracts	2,469,550	47,965,764	(44,803,132)	5,632,182
Forward sales contracts	2,450,642	65,146,064	(61,145,262)	6,451,444
MBS call option	375,000	6,600,000	(3,950,000)	3,025,000
Swap futures	—	37,500	(25,000)	12,500
Eurodollar future sale contracts	1,755,000	181,000	(494,000)	1,442,000
Treasury future buy contracts	—	276,200	(126,200)	150,000
Treasury future sale contracts	—	126,200	(126,200)	—
Call options on interest rate futures	50,000	3,400,000	(2,625,000)	825,000
Put options on interest rate futures	1,600,000	4,225,000	(4,625,000)	1,200,000

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, the derivatives related to CRT Agreements and repurchase agreement derivatives. As of September 30, 2017 and December 31, 2016, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	September 30, 2017			December 31, 2016
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$2,789	$—	$2,789	$7,069	$—	$7,069
CRT Agreements	56,878	—	56,878	15,610	—	15,610
Repurchase agreement derivatives	181	—	181	—	—	—
	59,848	—	59,848	22,679	—	22,679
Subject to master netting arrangements:
Forward purchase contracts	—	—	—	30,879	—	30,879
Forward sale contracts	8,861	—	8,861	13,164	—	13,164
MBS put options	1,503	—	1,503	1,697	—	1,697
MBS call options	171	—	171	142	—	142
Call options on interest rate futures	438	—	438	63	—	63
Put options on interest rate futures	1,258	—	1,258	2,469	—	2,469
Netting	—	(4,791)	(4,791)	—	(37,384)	(37,384)
	12,231	(4,791)	7,440	48,414	(37,384)	11,030
	$72,079	$(4,791)	$67,288	$71,093	$(37,384)	$33,709

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	September 30, 2017				December 31, 2016
	Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
CRT Agreements	$56,878	$—	$—	$56,878	$15,610	$—	$—	$15,610
Interest rate lock commitments	2,789	—	—	2,789	7,069	—	—	7,069
Repurchase agreement derivatives	181	—	—	181	—	—	—	—
Bank of America, N.A.	1,819	—	—	1,819	1,881	—	—	1,881
RJ O’Brien & Associates, LLC	1,695	—	—	1,695	1,531	—	—	1,531
JPMorgan Chase & Co.	911	—	—	911	—	—	—	—
RBS Securities Inc.	655	—	—	655	—	—	—	—
Citibank	565	—	—	565	—	—	—	—
Goldman Sachs	511	—	—	511	1,164	—	—	1,164
Federal Home Loan Mortgage Corporation	464	—	—	464	7	—	—	7
Barclays Capital	394	—	—	394	855	—	—	855
Morgan Stanley Bank, N.A.	296	—	—	296	—	—	—	—
Jefferies Group, Inc	70	—	—	70	967	—	—	967
Royal Bank of Canada	—	—	—	—	1,194	—	—	1,194
Bank of Oklahoma	—	—	—	—	629	—	—	629
Other	60	—	—	60	2,802	—	—	2,802
	$67,288	$—	$—	$67,288	$33,709	$—	$—	$33,709

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	September 30, 2017			December 31, 2016
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements:
Interest rate lock commitments	$1,514	$—	$1,514	$3,292	$—	$3,292
	1,514	—	1,514	3,292	—	3,292
Subject to master netting arrangements:
Forward purchase contracts	6,616	—	6,616	7,619	—	7,619
Forward sales contracts	165	—	165	17,974	—	17,974
Netting	—	(3,395)	(3,395)	—	(19,312)	(19,312)
	6,781	(3,395)	3,386	25,593	(19,312)	6,281
	8,295	(3,395)	4,900	28,885	(19,312)	9,573
Assets sold under agreements to repurchase:
UPB	3,204,054	—	3,204,054	3,784,685	—	3,784,685
Unamortized debt issuance costs	(668)	—	(668)	(684)	—	(684)
	3,203,386	—	3,203,386	3,784,001	—	3,784,001
	$3,211,681	$(3,395)	$3,208,286	$3,812,886	$(19,312)	$3,793,574

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

	September 30, 2017				December 31, 2016
	Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$1,514	$—	$—	$1,514	$3,292	$—	$—	$3,292
Bank of America, N.A.	938,104	(938,104)	—	—	847,683	(847,683)	—	—
Credit Suisse First Boston Mortgage Capital LLC	857,882	(857,882)	—	—	1,181,441	(1,181,235)	—	206
JPMorgan Chase & Co.	445,746	(445,746)	—	—	544,009	(542,542)	—	1,467
Citibank	280,127	(279,905)	—	222	575,092	(573,589)	—	1,503
Morgan Stanley Bank, N.A.	168,184	(168,184)	—	—	143,951	(142,055)	—	1,896
Daiwa Capital Markets	157,827	(157,827)	—	—	177,316	(177,077)	—	239
Deutsche Bank	114,852	(114,852)	—	—	—	—	—	—
Royal Bank of Canada	94,424	(93,494)	—	930	63,926	(63,926)	—	—
Wells Fargo, N.A.	51,780	(51,377)	—	403	116,648	(116,648)	—	—
Barclays Capital	50,353	(50,353)	—	—	92,796	(92,796)	—	—
BNP Paribas	46,330	(46,330)	—	—	47,785	(47,134)	—	651
Federal National Mortgage Association	1,353	—	—	1,353	312	—	—	312
Other	478	—	—	478	7	—	—	7
Unamortized debt issuance costs	(668)	668	—	—	(684)	684	—	—
	$3,208,286	$(3,203,386)	$—	$4,900	$3,793,574	$(3,784,001)	$—	$9,573

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended September 30,		Nine months ended September 30,
Derivative activity	Statement of income line	2017	2016	2017	2016
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$24,694	$53,819	$70,131	$129,761
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(16,943)	$(16,791)	$(32,308)	$(76,672)
Mortgage servicing rights	Net loan servicing fees	$4,576	$5,612	$(1,731)	$63,006
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain on investments	$(5,910)	$(945)	$(14,943)	$(245)
CRT agreements	Net gain on investments	$14,960	$18,477	$68,863	$22,098

Note 10—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$207,034	$299,458	$274,069	$341,846
Transfers from mortgage loans at fair value and advances	22,951	42,300	76,981	156,352
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(2,555)	(5,282)	(14,300)	(17,548)
Results of REO:
Valuation adjustments, net	(6,423)	(7,888)	(21,749)	(25,816)
Gain on sale, net	3,280	4,603	10,895	13,930
	(3,143)	(3,285)	(10,854)	(11,886)
Proceeds from sales	(39,253)	(44,843)	(140,862)	(180,416)
Balance at end of period	$185,034	$288,348	$185,034	$288,348

	September 30, 2017	December 31, 2016
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$84,796	$167,430
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	50,965	48,283
	$135,761	$215,713

Note 11—Mortgage Servicing Rights

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amortized Cost:
Balance at beginning of period	$673,433	$465,301	$606,103	$404,101
MSRs resulting from mortgage loan sales	74,183	76,567	178,894	167,691
Amortization	(21,634)	(17,902)	(59,015)	(47,720)
Sales	—	—	—	(106)
Balance at end of period	725,982	523,966	725,982	523,966
Valuation Allowance:
Balance at beginning of period	(16,257)	(51,820)	(13,672)	(10,944)
Additions to impairment valuation allowance	(1,702)	(3,460)	(4,287)	(44,336)
Balance at end of period	(17,959)	(55,280)	(17,959)	(55,280)
MSRs, net	$708,023	$468,686	$708,023	$468,686
Fair value at beginning of period	$682,437	$417,094	$626,334	$424,154
Fair value at end of period	$728,828	$472,790

	September 30, 2017	December 31, 2016
	(in thousands)
MSRs carried at lower of cost or fair value pledged to secure notes payable	$696,991	$592,431

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the September 30, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
12 months ended September 30,	amortization
(in thousands)
2018	$85,876
2019	78,404
2020	71,153
2021	64,092
2022	57,647
Thereafter	368,810
Total	$725,982

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance at beginning of period	$77,624	$57,977	$64,136	$66,584
Purchases	10	—	79	2,602
MSRs resulting from mortgage loan sales	8,655	1,068	28,467	6,215
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(2,628)	(883)	(6,956)	(12,343)
Other changes in fair value (2)	(1,349)	(2,319)	(3,414)	(7,215)
	(3,977)	(3,202)	(10,370)	(19,558)
Balance at end of period	$82,312	$55,843	$82,312	$55,843

	September 30, 2017	December 31, 2016
	(in thousands)
MSRs carried at fair value pledged to secure notes payable	$81,279	$64,136

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Contractually-specified servicing fees	$42,237	$32,724	$119,223	$90,494
Ancillary and other fees:
Late charges	173	148	536	421
Other	1,870	1,432	4,110	3,839
	$44,280	$34,304	$123,869	$94,754

Note 12—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	2.72%	2.26%	2.57%	2.19%
Average balance	$3,474,903	$3,538,720	$3,388,626	$3,202,829
Total interest expense	$26,157	$23,751	$72,280	$66,217
Maximum daily amount outstanding	$3,973,869	$4,824,044	$4,083,326	$5,221,997

(1)

Excludes the effect of amortization of debt issuance costs of $1.9 million and $6.1 million for the quarter and nine months ended September 30, 2017, respectively, and $2.2 million and $6.5 million for the quarter and nine months ended September 30, 2016, respectively.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,204,054	$3,784,685
Unamortized debt issuance costs and premiums	(668)	(684)
	$3,203,386	$3,784,001
Weighted-average interest rate	2.63%	2.70%
Available borrowing capacity:
Committed	$457,144	$518,932
Uncommitted	2,233,034	1,092,253
	$2,690,178	$1,611,185
Margin deposits placed with counterparties included in Other assets	$15,037	$29,634
Fair value of assets securing agreements to repurchase:
Mortgage-backed securities	$1,036,669	$863,802
Mortgage loans acquired for sale at fair value	$1,206,859	$1,627,010
Mortgage loans at fair value	$1,009,730	$1,345,021
CRT Agreements:
Deposits securing CRT agreements	$408,100	$414,610
Derivative assets	$15,742	$9,078
Real estate acquired in settlement of loans	$135,761	$215,713
Real estate held for investment	$29,664	$—

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining Maturity at September 30, 2017	Contractual balance
(in thousands)
Within 30 days	$1,473,873
Over 30 to 90 days	50,353
Over 90 days to 180 days	470,753
Over 180 days to 1 year	1,209,075
Over one year to two years	—
$3,204,054
Weighted average maturity (in months)	3.9

The Company is subject to margin calls during the period the agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective agreements mature if the fair value (as determined by the applicable lender) of the assets securing those agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2017:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	repurchase agreement maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$253,993	October 29, 2017	March 2, 2018
Credit Suisse First Boston Mortgage Capital LLC	$93,099	December 17, 2017	April 27, 2018
JPMorgan Chase & Co.	$11,729	October 13, 2017	October 13, 2017
JPMorgan Chase & Co.	$83,685	—	March 14, 2018
Bank of America, N.A.	$21,671	December 20, 2017	May 25, 2018
Morgan Stanley	$10,051	December 16, 2017	August 24, 2018
Deutsche Bank	$7,272	December 25, 2017	March 30, 2018
Barclays Bank PLC	$3,691	December 1, 2017	December 1, 2017

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$4,092	October 16, 2017
Bank of America, N.A.	$19,037	October 18, 2017
Daiwa Capital Markets America Inc.	$7,006	October 19, 2017
Royal Bank of Canada	$4,061	October 16, 2017
Wells Fargo, N.A.	$2,381	October 12, 2017

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$55,008	October 11, 2017
Bank of America, N.A.	$35,283	October 13, 2017
BNP Paribas Corporate & Institutional Banking	$19,150	October 6, 2017

Note 13—Mortgage Loan Participation Purchase and Sale Agreements

Certain borrowing facilities secured by mortgage loans acquired for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such mortgage loans and the sale of the resulting security. A commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	2.48%	1.76%	2.28%	1.71%
Average balance	$59,701	$73,537	$65,290	$70,955
Total interest expense	$409	$361	$1,225	$1,023
Maximum daily amount outstanding	$99,441	$99,469	$99,441	$99,469

(1)

Excludes the effect of amortization of debt issuance costs of $31,000 and $94,000 for the quarter and nine months ended September 30, 2017, respectively, and $31,000 and $99,000 for the quarter and nine months ended September 30, 2016, respectively.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$44,082	$25,917
Unamortized debt issuance costs	(94)	—
	$43,988	$25,917
Weighted-average interest rate	2.48%	2.02%
Mortgage loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$45,057	$26,738

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

The FHLB advances are summarized below:

Nine months ended September 30,
2016
(dollars in thousands)
Weighted-average interest rate	0.49%
Average balance	$32,560
Total interest expense	$122
Maximum daily amount outstanding	$201,130

Note 15—Notes Payable

On March 24, 2017, the Company, through PennyMac Corp (“PMC”) and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that maybe transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $170 million, all of which is committed. The note matures on December 1, 2017, subject to a wind down period of up to one year following such maturity date.

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

Following is a summary of financial information relating to the notes payable:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average interest rate (1)	6.30%	4.76%	5.57%	4.68%
Average balance	$79,345	$170,907	$152,395	$190,878
Total interest expense	$2,320	$2,883	$9,719	$9,217
Maximum daily amount outstanding	$160,106	$196,317	$275,106	$234,476

(1)

Excludes the effect of amortization of debt issuance costs of $1.0 million and $3.3 million for the quarter and nine months ended September 30, 2017, respectively, and $0.8 million and $2.4 million for the quarter and nine months ended September 30, 2016, respectively.

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$80,106	$275,106
Unamortized debt issuance costs	—	—
	$80,106	$275,106
Weighted-average interest rate	5.57%	4.73%
MSRs pledged to secure notes payable	$778,270	$656,567

Note 16—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Weighted-average fair value	$325,763	$330,622	$337,073	$326,962
Interest expense	$3,515	$5,253	$10,520	$10,212
Weighted-average effective interest rate	3.34%	3.23%	3.41%	3.31%

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Carrying value	$318,404	$353,898
UPB	$325,529	$355,494
Weighted-average interest rate	3.51%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 17—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of September 30, 2017, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Weighted-average UPB	$250,000	$250,000	$250,000	$250,000
Interest expense	$3,636	$3,620	$10,895	$10,848

	September 30, 2017	December 31, 2016
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(3,094)	(3,911)
	$246,906	$246,089

Note 18—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Balance, beginning of period	$10,697	$19,258	$15,350	$20,171
Provision for losses:
Pursuant to mortgage loan sales	1,075	781	2,355	2,002
Reduction in liability due to change in estimate	(1,642)	(5,098)	(7,523)	(6,822)
Losses incurred	(83)	(14)	(135)	(424)
Balance, end of period	$10,047	$14,927	$10,047	$14,927
UPB of mortgage loans subject to representations and warranties at end of period	$67,196,537	$50,167,783

Note 19—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of September 30, 2017, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

September 30, 2017
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,259,592
Commitments to fund Deposits securing CRT agreements (1)	$356,274

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 20—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

		September 30, 2017
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value
		(in thousands)
A	8.125% fixed-to-floating rate cumulative redeemable preferred, Issuance March 2017	4,600	$115,000	$3,828	$111,172
B	8.00% fixed-to-floating rate cumulative redeemable preferred, Issuance July 2017	7,800	195,000	6,465	188,535
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

During July 2017, the Company issued 7,800,000 of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares”). From, and including, the date of original issuance to, but not including, June 15, 2024, the Company pays cumulative dividends on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference, or $2.00 per share. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $0.39 per Series B Preferred Share for the nine months ended September 30, 2017.

The Series B Preferred Shares will not be redeemable before June 15, 2024, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes and except as described below upon the occurrence of a change of control. On or after June 15, 2024, or 120 days after the first date on which such change of control occurred, the Company may, at its option, redeem any or all of the Series B Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends thereon to, but not including, the redemption date.

During March 2017, the Company issued 4,600,000 of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (“Series A Preferred Shares” and, together with the Series B Preferred Shares, the “Preferred Shares”). From, and including, the date of original issuance to, but not including, March 15, 2024, the Company pays cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $1.05 per Series A Preferred Share during the nine months ended September 30, 2017.

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

The Company will pay quarterly cumulative dividends on its Preferred Shares on the 15th day of each March, June, September and December, provided that if any dividend payment date is not a business day, then the dividend that would otherwise be payable on that dividend payment date may be paid on the following business day. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into common shares in connection with a change of control by the holders of the Preferred Shares.

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

The following table summarizes the Company’s share repurchase activity:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	Cumulative total (1)
	(in thousands)
Common shares repurchased	966	687	1,105	7,029	9,518
Cost of common shares repurchased	$16,417	$10,595	$18,724	$93,429	$133,431

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through September 30, 2017.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company paid reimbursements totaling $30,000 during the quarter and nine months ended September 30, 2017, and made no reimbursements during the quarter and nine months ended September 30, 2016.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. The Company made payments under the Reimbursement Agreement totaling $61,000 during the quarter and nine months ended September 30, 2017. No payments were made during the quarter and nine months ended September 30, 2016. The Reimbursement Agreement expires on February 1, 2019.

Note 21—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(51,485)	$(27,639)	$(135,666)	$(52,812)
Hedging activities	(13,468)	(17,378)	(16,931)	(79,072)
	(64,953)	(45,017)	(152,597)	(131,884)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	82,838	77,635	207,361	173,906
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(1,075)	(781)	(2,355)	(2,002)
Reduction in liability due to change in estimate	1,642	5,098	7,523	6,822
Change in fair value of financial instruments held at end of period:
IRLCs	880	(1,429)	(2,502)	10,681
Mortgage loans	(1,165)	5,228	2,891	16,980
Hedging derivatives	(3,475)	587	(15,377)	2,400
	(3,760)	4,386	(14,988)	30,061
Total from non-affiliates	14,692	41,321	44,944	76,903
From PFSI—cash gain	3,275	2,537	9,340	6,230
	$17,967	$43,858	$54,284	$83,133

Note 22—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$5,001	$517	$9,168	$9,948
Distressed mortgage loans at fair value	3,277	(3,400)	7,523	(2,468)
Mortgage loans held in a VIE at fair value	2,138	(536)	6,309	7,810
CRT Agreements	15,151	18,477	66,591	22,098
Asset-backed financing of a VIE at fair value	(2,158)	2,990	(5,581)	(5,974)
Hedging derivatives	(5,910)	(945)	(14,943)	(245)
	17,499	17,103	69,067	31,169
From PFSI—ESS	(3,665)	(2,824)	(10,920)	(36,275)
	$13,834	$14,279	$58,147	$(5,106)

Note 23—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$44,280	$34,304	$123,869	$94,754
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(21,634)	(17,902)	(59,015)	(47,720)
Additions to impairment valuation allowance	(1,702)	(3,460)	(4,287)	(44,336)
Gain on sale	—	—	—	11
Carried at fair value—change in fair value	(3,977)	(3,202)	(10,370)	(19,558)
Gains (losses) on hedging derivatives	4,576	5,612	(1,731)	63,006
	(22,737)	(18,952)	(75,403)	(48,597)
	21,543	15,352	48,466	46,157
From PFSI—MSR recapture income	333	409	859	849
Net mortgage loan servicing fees	$21,876	$15,761	$49,325	$47,006
Average servicing portfolio	$63,584,416	$48,997,875	$61,764,228	$46,125,926

(1)	Includes contractually specified servicing and ancillary fees, net of Agency guarantee fees.

Note 24—Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$132	$165	$516	$747
Mortgage-backed securities	7,447	3,394	21,954	8,863
Mortgage loans acquired for sale at fair value	16,202	15,008	40,699	37,868
Mortgage loans at fair value:
Distressed	14,213	28,952	53,456	81,180
Held in a VIE	3,766	4,040	11,370	14,520
Deposits securing CRT Agreements	1,440	285	2,703	661
Placement fees relating to custodial funds	4,330	1,445	8,212	2,786
Other	49	18	142	86
	47,579	53,307	139,052	146,711
From PFSI—ESS	3,998	4,827	13,011	17,555
	51,577	58,134	152,063	164,266
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase	26,157	23,751	72,280	66,217
Mortgage loan participation purchase and sale agreements	409	361	1,225	1,023
FHLB advances	—	—	—	122
Notes payable	2,320	2,883	9,719	9,217
Asset-backed financings of VIEs at fair value	3,515	5,253	10,520	10,212
Exchangeable Notes	3,636	3,620	10,895	10,848
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,638	2,142	4,068	4,703
Interest on mortgage loan impound deposits	486	346	1,229	787
	38,161	38,356	109,936	103,129
To PFSI—Assets sold under agreement to repurchase	2,116	1,974	5,946	5,798
	40,277	40,330	115,882	108,927
Net interest income	$11,300	$17,804	$36,181	$55,339

Note 25—Share-Based Compensation Plans

As of September 30, 2017 and December 31, 2016, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Restricted share units granted	2	—	136	218
Performance share units granted	—	—	126	112
Total share units granted	2	—	262	330
Grant date fair value of restricted share units granted	$36	$—	$2,317	$2,690
Grant date fair value of performance share units granted	—	—	1,675	1,351
Total fair value of share units granted	$36	$—	$3,992	$4,041
Restricted share units vested	—	—	284	299
Performance share units vested	—	—	—	—
Total share units vested	—	—	284	299
Restricted share units forfeited	—	—	13	299
Performance share units forfeited	—	—	—	—
Total share units forfeited	—	—	13	299
Compensation expense relating to share-based grants	$737	$1,129	$3,864	$4,142

Note 26—Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$1,193	$1,417	$4,220	$6,413
Real estate held for investment	1,898	821	4,339	2,308
Technology	374	279	1,088	1,045
Insurance	300	304	968	938
Other	1,434	1,123	4,428	2,713
	$5,199	$3,944	$15,043	$13,417

Note 27—Income Taxes

The Company’s effective tax rate was 19.7% and 2.1% for the quarter and nine months ended September 30, 2017 and 21.3% and 6.8% for the quarter and nine months ended September 30, 2016, respectively. The Company’s taxable REIT subsidiary recognized a tax expense of $4.8 million on income of $12.0 million and tax expense of $0.9 million on income of $4.5 million while the Company’s reported consolidated pretax income was $24.2 million and $78.6 million for the quarter and nine months ended September 30, 2017. For the same periods in 2016, the Company’s taxable REIT subsidiary recognized tax expense of $9.7 million and $3.6 million on income of $24.2 million and $9.0 million, respectively, while the Company’s reported consolidated pretax income was $45.0 million and $47.9 million during such periods. The relative values between the tax benefit or expense at the taxable REIT subsidiary and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital.

Note 28—Earnings Per Share

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

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s Exchangeable Notes, by the weighted-average common shares outstanding, assuming all dilutive securities were issued. In periods in which the Company records a loss, potentially dilutive securities are excluded from the diluted loss per share calculation, as their effect on loss per share is anti-dilutive.

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands except per share amounts)
Net income	$19,395	$35,408	$76,911	$44,637
Preferred share dividends	(6,125)	—	(9,032)	—
Effect of participating securities—share-based compensation awards	(231)	(341)	(760)	(1,026)
Net income available to common shareholders	$13,039	$35,067	$67,119	$43,611

Net income available to common shareholders	$13,039	$35,067	$67,119	$43,611
Interest on Exchangeable Notes, net of income taxes	—	2,181	6,564	—
Diluted net income attributable to common shareholders	$13,039	$37,248	$73,683	$43,611
Weighted-average basic shares outstanding	66,636	67,554	66,702	69,289
Dilutive securities:
Shares issuable under share-based compensation plan	—	308	—	—
Shares issuable pursuant to exchange of the Exchangeable Notes	—	8,467	8,467	—
Diluted weighted-average number of shares outstanding	66,636	76,329	75,169	69,289
Basic earnings per share	$0.20	$0.52	$1.01	$0.63
Diluted earnings per share	$0.20	$0.49	$0.98	$0.63

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

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Shares issuable under share-based compensation awards	643	—	699	717
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	—	—	8,467

Note 29—Segments and Related Information

During the nine months ended September 30, 2017, the Company changed the composition of its operating segments. The reporting used by the Company’s chief operating decision maker has changed as the Company’s investment activities have become more diversified. The Manager has focused this broadened investment base on two classes of investments: credit sensitive and interest rate sensitive mortgage related assets.  As this focus has developed, the Manager’s reporting on and management of the Company’s investments has also developed along these lines.  Accordingly, during the nine months ended September 30, 2017, the Manager re-evaluated this new information in relation to its definition of its operating segments.

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

Segment results for the quarter and nine months ended September 30, 2016 have been restated to conform prior year presentation to the new segment composition.

Financial highlights by operating segment are summarized below:

Quarter ended September 30, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$17,963	$4	$—	$—	$17,967
Net gain (loss) on investments	—	18,562	(4,728)	—	13,834
Net mortgage loan servicing fees	—	47	21,829	—	21,876
Net interest income:
Interest income	16,018	15,951	19,426	182	51,577
Interest expense	(11,351)	(13,096)	(15,830)	—	(40,277)
	4,667	2,855	3,596	182	11,300
Other income (loss)	11,762	(935)	—	—	10,827
	34,392	20,533	20,697	182	75,804
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	23,508	4,273	7,128	—	34,909
Management fees	—	—	—	6,038	6,038
Other	2,574	3,194	265	4,658	10,691
	26,082	7,467	7,393	10,696	51,638
Pre-tax income (loss)	$8,310	$13,066	$13,304	$(10,514)	$24,166
Total assets at end of period	$1,304,647	$1,959,792	$2,414,477	$106,127	$5,785,043

Quarter ended September 30, 2016	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$43,946	$(88)	$—	$—	$43,858
Net gain (loss) on investments	—	16,145	(1,866)	—	14,279
Net mortgage loan servicing fees	—	—	15,761	—	15,761
Net interest income:
Interest income	14,835	29,771	13,346	182	58,134
Interest expense	(9,613)	(14,944)	(15,773)	—	(40,330)
	5,222	14,827	(2,427)	182	17,804
Other income	12,724	(1,100)	—	—	11,624
	61,892	29,784	11,468	182	103,326
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	27,255	5,629	5,410	—	38,294
Management fees	—	—	—	5,025	5,025
Other	2,539	7,542	424	4,488	14,993
	29,794	13,171	5,834	9,513	58,312
Pre-tax income (loss)	$32,098	$16,613	$5,634	$(9,331)	$45,014
Total assets at end of period	$2,088,515	$2,446,785	$1,910,121	$173,480	$6,618,901

Nine months ended September 30, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$54,117	$167	$—	$—	$54,284
Net gain (loss) on investments	—	74,695	(16,548)	—	58,147
Net mortgage loan servicing fees	—	91	49,234	—	49,325
Net interest income:
Interest income	40,194	57,011	54,200	658	152,063
Interest expense	(28,214)	(41,178)	(46,490)	—	(115,882)
	11,980	15,833	7,710	658	36,181
Other income (loss)	30,576	(4,281)	—	5	26,300
	96,673	86,505	40,396	663	224,237
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	61,191	12,143	19,837	—	93,171
Management fees	—	—	—	16,684	16,684
Other	6,614	11,419	1,094	16,656	35,783
	67,805	23,562	20,931	33,340	145,638
Pre-tax income (loss)	$28,868	$62,943	$19,465	$(32,677)	$78,599
Total assets at period end	$1,304,647	$1,959,792	$2,414,477	$106,127	$5,785,043

Nine months ended September 30, 2016	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$83,565	$(432)	$—	$—	$83,133
Net gain (loss) on investments	—	21,389	(26,495)	—	(5,106)
Net mortgage loan servicing fees	—	—	47,006	—	47,006
Net interest income:
Interest income	37,248	83,550	43,017	451	164,266
Interest expense	(23,144)	(47,039)	(38,744)	—	(108,927)
	14,104	36,511	4,273	451	55,339
Other income (loss)	28,186	(5,398)	—	—	22,788
	125,855	52,070	24,784	451	203,160
Expenses:
Mortgage loan fulfillment, servicing and management fees payable to PFSI	59,301	23,863	15,056	—	98,220
Management fees	—	—	—	15,576	15,576
Other	5,620	17,209	1,018	17,618	41,465
	64,921	41,072	16,074	33,194	155,261
Pre-tax income	$60,934	$10,998	$8,710	$(32,743)	$47,899
Total assets at period end	$2,088,515	$2,446,785	$1,910,121	$173,480	$6,618,901

Note 30—Supplemental Cash Flow Information

	Nine months ended September 30, 2017
	2017	2016
	(in thousands)
Cash paid for interest	$115,108	$111,008
Income taxes (refunded) paid, net	$(294)	$388
Non-cash investing activities:
Receipt of MSRs as proceeds from sales of mortgage loans	$207,361	$173,906
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$76,981	$156,352
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$14,300	$17,548
Receipt of ESS pursuant to recapture agreement with PFSI	$4,160	$5,039
Capitalization of servicing advances pursuant to mortgage loan modifications	$17,759	$—
Non-cash financing activities:
Dividends payable	$31,655	$31,804

Note 31—Regulatory Capital and Liquidity Requirements

PMC is a seller/servicer for Fannie Mae and Freddie Mac. The Company is required to comply with the following minimum capital and liquidity eligibility requirements to remain in good standing with each Agency:

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

Such Agencies’ capital and liquidity requirements, the calculations of which are defined by each entity, are summarized below:

	September 30, 2017
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)				(in thousands)
September 30, 2017	$466,530	$172,311	12%	6%	$86,919	$23,774
December 31, 2016	$392,056	$143,259	12%	6%	$26,670	$19,706

(1)	Calculated in accordance with the Agencies’ capital and liquidity requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 32—Recently Issued Accounting Pronouncements

Revenue Recognition

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

The Manager has evaluated the effect of adoption of ASU 2014-09 and its amendments and their effect on the Company’s consolidated financial statements, and has concluded that ASU 2014-09 will not have a significant effect on such financial statements.

Fair Value of Financial Instruments

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

Share-Based Compensation

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

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On October 27, 2017, the Company, through PMC and PMH, committed to sell to a third party nonperforming and performing loans from the distressed portfolio with an unpaid principal balance of approximately $324 million. The sale is subject to the negotiation and execution of definitive documentation, continuing due diligence and customary closing conditions and approvals. There can be no assurance that the committed amount will ultimately be sold or that the transaction will be completed at all.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer agreements (“CRT Agreements”). We have pursued this objective largely by acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the MSRs relating to such mortgage loans and investing in CRT Agreements relating to mortgage loan sales. We also invest in mortgage-backed securities (“MBS”), excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”), and commercial real estate loans that finance multifamily and other commercial real estate. We have also historically invested in distressed mortgage assets (mortgage loans and real estate acquired in settlement of mortgage loans), which are no longer our primary focus for new investments.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on, U.S residential mortgage loans. Most of our mortgage loan portfolio is serviced by PLS.

Correspondent Production

Our correspondent production activities serve as the source of our investments in MSRs and CRT Agreements, and are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Sales of mortgage loans acquired for sale:
To nonaffiliates	$7,035,994	$6,857,691	$17,683,444	$15,323,444
To PennyMac Financial Services, Inc.	11,480,293	12,364,081	32,724,487	29,154,270
	$18,516,287	$19,221,772	$50,407,931	$44,477,714
Net gain on mortgage loans acquired for sale	$17,967	$43,858	$54,284	$83,133
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$3,275	$3,509	$9,340	$8,282
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of mortgage loans	$82,838	$77,635	$207,361	$173,906
Deposits of cash securing CRT Agreements	$44,998	$89,697	$102,146	$282,434
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$108,051	$—	$264,165	$—

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

Credit Sensitive Investments

CRT Agreements

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. As of September 30, 2017, our investments in CRT Agreements totaled $602.6 million, comprised of deposits securing CRT Agreements and CRT derivatives. During the quarter and nine months ended September 30, 2017, we made deposits securing CRT Agreements totaling $45.0 million and $102.1 million, respectively, and committed to fund an additional $108.1 million and $264.2 million, respectively.

Distressed Mortgage Assets

We have invested in distressed mortgage assets through direct acquisitions of mortgage loans and real estate acquired in settlement of loans (“REO”) from institutions such as banks and mortgage companies. A substantial portion of the distressed mortgage assets we have purchased has been acquired from or through one or more subsidiaries of JPMorgan Chase & Co. and Citigroup Inc.

We seek to maximize the fair value of the distressed mortgage loans that we acquire using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu of foreclosure programs. We held distressed mortgage loans and REO with carrying values totaling $1.2 billion and $1.6 billion at September 30, 2017, and December 31, 2016, respectively.

During the quarter and nine months ended September 30, 2017 and the quarter and nine months ended September 30, 2016, we continued to reduce our investment in distressed mortgage assets. During these periods we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO as shown below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loans at fair value	$157,255	$29,921	$288,916	$449,138
Real estate acquired in settlement	39,276	44,814	140,863	180,387
	$196,531	$74,735	$429,779	$629,525

We supplement our investments in distressed mortgage assets through our participation in other credit-sensitive mortgage-related activities, including:

•

Acquisition of small balance (typically under $10 million) commercial real estate loans. During the quarter and nine months ended September 30, 2017, we acquired $25.4 million and $65.2 million, respectively, in fair value of small balance commercial real estate loans as compared to $3.7 million and $9.7 million, respectively, for the same periods in 2016. We held commercial real estate secured mortgage loans for sale with fair values totaling $8.9 million and $9.0 million at September 30, 2017, and December 31, 2016, respectively.

•

To the extent that we transfer correspondent production loans into a private label securitization, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt. During the quarter and nine months ended September 30, 2017, we did not issue any of such securities. Our equity in the mortgage loans subject to a private label securitization, net of asset-backed financings of $318.4 million and $353.9 million, totaled $13.5 million and $13.3 million at September 30, 2017, and December 31, 2016, respectively.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. Our investments in MSRs are primarily created in our correspondent production activities, where we receive MSRs as a portion of the proceeds from our sale of mortgage loans. We received MSRs totaling $82.8 million and $207.4 million during the quarter and nine month period ended September 30, 2017, as compared to $77.6 million and $173.9 million during the quarter and nine month period ended September 30, 2016. Our investment in MSRs totaled $790.3 million and $656.6 million at September 30, 2017, and December 31, 2016, respectively.

•

REIT-eligible mortgage-backed or mortgage-related securities. We purchased MBS with fair values totaling $251.9 million during the nine months ended September 30, 2017, none of which were purchased during the quarter ended September 30, 2017, as compared to $301.7 million and $551.7 million, respectively, during the quarter and nine months ended September 30, 2016. Our investment in MBS totaled $1.0 billion and $865.1 million at September 30, 2017, and December 31, 2016, respectively.

•

ESS relating to MSRs held by PFSI. We did not purchase any ESS from PFSI during 2016 or 2017. However, during the quarter and nine months ended September 30, 2017, we received $1.2 million and $4.2 million, respectively, of ESS pursuant to a recapture agreement with PFSI, compared to receipt of $1.4 million and $5.0 million, respectively, of ESS pursuant to such recapture agreement for the same periods in 2016. Our investment in ESS totaled $248.8 million and $288.7 million at September 30, 2017, and December 31, 2016, respectively.

Capital Structure

During the nine months ended September 30, 2017, we issued $310.0 million of cumulative redeemable preferred shares with initial dividend rates of 8.000-8.125%. These shares are redeemable at our option beginning at various dates in 2024, at which dates, the dividend rates will also convert to floating rates indexed to three-month LIBOR or its replacement.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $200 million of our outstanding common shares. We repurchased and retired approximately 1.0 million and 1.1 million common shares at a cost of $16.4 million and $18.7 million for the quarter and nine months ended September 30, 2017, respectively, and approximately 0.7 million and 7.0 million common shares at a cost of $10.6 million and $93.4 million for the quarter and nine months ended September 30, 2016, respectively. A cumulative total of approximately 9.5 million common shares have been repurchased at a cost of $133.4 million under the program since its inception.

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

Results of Operations

During the quarter ended September 30, 2017, certain states were impacted by hurricanes, primarily in Texas, Florida and Georgia. A portion of our investments are secured by or otherwise tied to real estate in government-declared disaster areas affected by these events. We have evaluated the effect of these events on our assets, including the valuation of our MSRs and CRT Agreements, based on the information that is currently available to us. With respect to our MSRs, we have concluded that most of our loss exposure is addressed by borrower hazard insurance and the Agency guarantees relating to the affected loans. With respect to our CRT Agreements we believe their fair value was affected during the quarter ended September 30, 2017, by market reaction to prospective credit losses as a result of these events. Prospectively, we expect to incur increased delinquency-based servicing fee expense to address temporary increases in delinquencies in the affected areas, and we expect our CRT Agreements to absorb greater losses as a result of delinquencies. However, we do not expect significant negative effects on our future earnings as a result of these events.

The following is a summary of our key performance measures:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Net investment income	$75,804	$103,326	$224,237	$203,160
Expenses	51,638	58,312	145,638	155,261
Provision for income taxes	4,771	9,606	1,688	3,262
Net income	$19,395	$35,408	$76,911	$44,637
Pre-tax income (loss) by segment:
Correspondent production	$8,310	$32,098	$28,868	$60,934
Credit sensitive strategies	13,066	16,613	62,943	10,998
Interest rate sensitive strategies	13,304	5,634	19,465	8,710
Corporate	(10,514)	(9,331)	(32,677)	(32,743)
	$24,166	$45,014	$78,599	$47,899
Annualized return on average common shareholder’s equity	4.0%	10.4%	6.9%	4.2%
Earnings per share:
Basic	$0.20	$0.52	$1.01	$0.63
Diluted	$0.20	$0.49	$0.98	$0.63
Dividends declared and paid per share	$0.47	$0.47	$1.41	$1.41
Per share closing prices:
During the period:
High	$18.45	$16.88	$18.45	$16.88
Low	$16.54	$14.80	$16.37	$11.21
At end of period	$17.39	$15.58

	September 30, 2017	December 31, 2016
Total assets (in thousands)	$5,785,043	$6,357,502
Book value per common share	$19.74	$20.26

During the quarter and nine months ended September 30, 2017, we recorded net income of $19.4 million, or $0.20 per diluted share, and net income of $76.9 million, or $0.98 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2017 reflects net gain on mortgage loans acquired for sale of $18.0 million and $54.3 million, respectively, supplemented by net mortgage loan servicing fees of $21.9 million and $49.3 million, respectively, net gain on investments of $13.8 million and $58.1 million, respectively, and net interest income of $11.3 million and $36.2 million, respectively. During the quarter and nine months ended September 30, 2017, we issued interest rate lock commitments (“IRLCs”) totaling $17.4 billion and $50.1 billion, respectively. Net gains on such mortgage loans included $82.8 million and $207.4 million of MSRs retained upon sale of such loans. At September 30, 2017, we held mortgage loans acquired for sale with fair values totaling $1.3 billion, $202.3 million of which were pending sale to PLS.

During the quarter and nine months ended September 30, 2016, we recorded net income of $35.4 million, or $0.49 per diluted share, and net income of $44.6 million, or $0.63 per diluted share, respectively. Our net income for the quarter and nine months ended September 30, 2016 reflects net interest income of $17.8 million and $55.3 million, and net mortgage loan servicing fees of $15.8 million and $47.0 million, respectively, net gain on investments totaling $14.3 million and net loss on investments totaling $5.1 million, respectively. During the quarter and nine months ended September 30, 2016, we issued IRLCs totaling $21.6 billion and $47.9 billion, respectively. We recognized net gains on such IRLCs and mortgage loans totaling approximately $43.9 million and $83.1 million, respectively, including $77.6 million and $173.9 million of MSRs retained upon sale of such loans. At September 30, 2016, we held mortgage loans acquired for sale with fair values totaling $2.0 billion, $575.5 million of which were pending sale to PLS.

Our net income decreased during the quarter ended September 30, 2017, as compared to the same period in 2016, primarily due to decreased net gain on mortgage loans acquired for sale. Our net income increased during the nine months ended September 30, 2017 as compared to the same period in 2016, primarily due to increased gains from our investments in CRT Agreements and reduced loss from our investments in ESS. Net gains on investments were $13.8 million and $58.1 million, respectively, for the quarter and nine months ended September 30, 2017, representing a decrease of $0.4 million and an increase of $63.3 million from the same periods in 2016.

Non-Cash Income

Net investment income includes non-cash fair value adjustments and the fair value of assets created and liabilities incurred in mortgage loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS, and derivatives), a portion of our MSRs and our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value. Net investment income also includes non-cash interest income arising from capitalization of delinquent interest on mortgage loans upon completion of the modification of such loans and accrual of unearned discounts relating to MBS, mortgage loans held in a VIE, and asset-backed financing.

The amounts of non-cash income items included in net investment income are as follows:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	$82,838	$77,635	$207,361	$173,906
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(1,075)	(781)	(2,355)	(2,002)
Reduction in liability due to change in estimate	1,642	5,098	7,523	6,822
Change in fair value during the period of financial instruments held at period end:
IRLCs	880	(1,429)	(2,502)	10,681
Mortgage loans acquired for sale	(1,165)	5,228	2,891	16,980
Hedging derivatives	(3,475)	587	(15,377)	2,400
	79,645	86,338	197,541	208,787
Net gain (loss) on investments:
Mortgage-backed securities	5,001	517	9,168	9,948
Mortgage loans:
at fair value	2,797	(4,844)	5,314	(6,272)
at fair value held in a variable interest entity	2,138	(536)	6,309	7,810
ESS	(3,665)	(2,824)	(10,920)	(36,275)
CRT Agreements	4,162	12,307	41,268	9,060
Interest-only security payable at fair value	191	(36)	(2,272)	437
Asset-backed financing of a VIE	(2,158)	2,990	(5,581)	(5,974)
	8,466	7,574	43,286	(21,266)
Net mortgage loan servicing fees—MSR valuation adjustments	(4,330)	(4,343)	(11,243)	(56,679)
Net interest income:
Capitalization of interest pursuant to mortgage loan modifications	7,020	23,068	27,737	62,783
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(1,618)	(2,714)	(4,625)	(1,628)
	5,402	20,354	23,112	61,155
	$89,183	$109,923	$252,696	$191,997
Net investment income	$75,804	$103,326	$224,237	$203,160
Non-cash items as a percentage of net investment income	118%	106%	113%	95%

Cash is generated when mortgage loan investments are paid down, paid off or sold, when payments of principal and interest occur on such mortgage loans, generally after they are modified, or when the property securing a mortgage loan that has been settled through acquisition of the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our provision for representations and warranties when we repurchase mortgage loans or settle loss claims from investors. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan and REO investments, net gain in fair value that we accumulated over the period during which we owned such investments liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended September 30,
	2017			2016
	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)
	(in thousands)
Mortgage loans	$25,748	$3,520	$255	$29,921	$4,811	$1,444
REO	39,276	(3,807)	3,280	44,814	(5,085)	4,603
	65,024	(287)	3,535	74,735	(274)	6,047
Distressed mortgage loan sales	131,507	22,995	229	—	—	—
	$196,531	$22,708	$3,764	$74,735	$(274)	$6,047

	Nine months ended September 30,
	2017			2016
	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain (loss) on liquidation (2)
	(in thousands)
Mortgage loans	$83,381	$10,332	$2,027	$104,836	$12,911	$4,200
REO	140,863	(12,211)	10,895	180,387	(3,846)	13,930
	224,244	(1,879)	12,922	285,223	9,065	18,130
Distressed mortgage loan sales (3)	205,535	32,571	202	344,302	59,812	(396)
	$429,779	$30,692	$13,124	$629,525	$68,877	$17,734

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.
(3)	Excludes $14.8 million in proceeds received during the nine months ended September 30, 2017 from the sale of seasoned loans originally acquired in our correspondent production business.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $8.6 million and $18.0 million for assets liquidated during the quarter and nine months ended September 30, 2017, respectively, as compared to $3.3 million and $28.0 million during the same periods in 2016.

Net Investment Income

During the quarter and nine months ended September 30, 2017, we recorded net investment income of $75.8 million and $224.2 million, respectively, comprised primarily of $18.0 million and $54.3 million, respectively, of net gain on mortgage loans acquired for sale, $13.8 million and $58.1 million, respectively, of net gain on investments, $21.9 million and $49.3 million, respectively, of net loan servicing fees, $11.3 million and $36.2 million, respectively, of net interest income, and $11.7 million and $30.5 million of mortgage loan origination fees, partially offset by $3.1 million and $10.9 million of losses from results of REO.

During the quarter and nine months ended September 30, 2016, we recorded net investment income of $103.3 million and $203.2 million, respectively, comprised primarily of $43.9 million and $83.1 million of net gain on mortgage loans acquired for sale, $15.8 million and $47.0 million of net loan servicing fees, $17.8 million and $55.3 million of net interest income and $12.7 million and $28.1 million of loan origination fees, partially offset by $3.3 million and $11.9 million of losses from results of REO and $14.3 million and $(5.1) million of net gain (loss) on investments.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(51,485)	$(27,639)	$(135,666)	$(52,812)
Hedging activities	(13,468)	(17,378)	(16,931)	(79,072)
	(64,953)	(45,017)	(152,597)	(131,884)
Non-cash gain:
Receipt of MSRs in mortgage loan sale transactions	82,838	77,635	207,361	173,906
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loan sales	(1,075)	(781)	(2,355)	(2,002)
Reduction in liability due to change in estimate	1,642	5,098	7,523	6,822
Change in fair value during the period of financial instruments held at period end:
IRLCs	880	(1,429)	(2,502)	10,681
Mortgage loans	(1,165)	5,228	2,891	16,980
Hedging derivatives	(3,475)	587	(15,377)	2,400
	(3,760)	4,386	(14,988)	30,061
Total from non-affiliates	14,692	41,321	44,944	76,903
From PFSI─cash gain	3,275	2,537	9,340	6,230
	$17,967	$43,858	$54,284	$83,133
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates	$6,356,344	$8,689,130	$18,562,276	$18,521,825
Mortgage loans sold to PFSI
Government-insured or guaranteed mortgage loans	10,999,301	12,868,481	31,500,559	29,402,614
	$17,355,645	$21,557,611	$50,062,835	$47,924,439

	September 30, 2017	December 31, 2016
	(in thousands)
Fair value of mortgage loans acquired for sale held :
Conventional mortgage loans	$1,052,355	$847,810
Jumbo mortgage loans	—	6,042
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	202,320	804,616
Commercial mortgage loans	8,870	8,961
Mortgage loans repurchased pursuant to representations and warranties	6,795	5,683
	$1,270,340	$1,673,112

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The decrease in gain on mortgage loans acquired for sale during the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016, was primarily due to the effect of decreased production profit margins during 2017 as compared to 2016. The decrease in interest rate lock volume during the quarter ended September 30, 2017, reflects the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the mortgage marketplace.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(UPB-in thousands)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$6,672	$5,239	$4,856	$5,566
New indemnifications	—	615	2,069	615
Less:
Indemnified mortgage loans repurchased	—	—	—	—
Indemnified mortgage loans repaid or refinanced	504	—	757	327
Mortgage loans indemnified by PMT at end of period	$6,168	$5,854	$6,168	$5,854
Mortgage loans with deposits received from correspondent lenders collateralizing prospective indemnification losses at end of period	$781	$645	$781	$645
Repurchase activity:
Total mortgage loans repurchased by PMT	$2,627	$3,268	$8,706	$9,922
Less:
Mortgage loans repurchased by correspondent lenders	1,607	2,834	5,852	7,120
Mortgage loans repaid by borrowers	1,238	353	3,664	1,933
Net mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$(218)	$81	$(810)	$869
Net losses charged to liability for representations and warranties	$83	$14	$135	$424
At end of period:
Mortgage loans subject to representations and warranties	$67,196,537	$50,167,783
Liability for representations and warranties	$10,047	$14,927

During the quarter and nine months ended September 30, 2017, we repurchased mortgage loans with UPBs totaling $2.6 million and $8.7 million and charged net losses to the liability for representations and warranties totaling $83,000 and $135,000, respectively, as compared to repurchases of $3.3 million and $9.9 million and recorded net losses of $14,000 and $424,000, respectively, during the same periods in 2016. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect the level of repurchase activity and associated losses may increase.

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

As economic fundamentals change, and as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us, the level of repurchase activity and ensuing losses will change, and we may be required to record adjustments to our recorded liability for losses on representations and warranties which may be material to our financial condition and income. Such adjustments are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $1.6 million and $7.5 million reduction in liabilities for representations and warranties during the quarter and nine months ended September 30, 2017 due to our revised expectation of lower than originally anticipated losses along with effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The changes in fees during the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016 is reflective of the changes in the volume of mortgage loans we purchased during the 2017 periods.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Net gain (loss) on investments:
From non-affiliates:
Mortgage-backed securities	$5,001	$517	$9,168	$9,948
Mortgage loans at fair value:
Distressed	3,277	(3,400)	7,523	(2,468)
Held in a VIE	2,138	(536)	6,309	7,810
CRT Agreements	15,151	18,477	66,591	22,098
Asset-backed financings of a VIE at fair value	(2,158)	2,990	(5,581)	(5,974)
Hedging derivatives	(5,910)	(945)	(14,943)	(245)
	17,499	17,103	69,067	31,169
From PFSI—ESS	(3,665)	(2,824)	(10,920)	(36,275)
	$13,834	$14,279	$58,147	$(5,106)

The increase in net gain (loss) on investments during the nine months ended September 30, 2017, as compared to 2016, was caused by gains in our CRT Agreements during the periods ended September 30, 2017 as compared to the periods ended September 30, 2016 as a result of both tightening of credit spreads during the first half of 2017 as compared to 2016 and growth in our investments in CRT Agreements. This improvement was supplemented by a significantly reduced loss on the Company’s investment in ESS during the nine months ended September 30, 2017. The reduced loss reflects interest rates which did not decrease as sharply during the nine months ended September 30, 2017, and thus did not have as negative an impact on the expected life and fair value of ESS, along with a smaller average investment in ESS as compared to 2016.

Mortgage-Backed Securities

During the quarter and nine months ended September 30, 2017, we recognized net valuation gains on MBS of $5.0 million and $9.2 million, respectively, as compared to net valuation gains of $0.5 million and $9.9 million for the quarter and nine months ended September 30, 2016. The increase in gains we recorded for the quarter ended September 30, 2017 reflects tightening MBS spreads during the quarter combined with a larger investment in MBS during 2017, as compared to 2016.

Mortgage Loans at Fair Value – Distressed Mortgage Loans

Net gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Valuation changes:
Performing loans	$8,638	$(16,350)	$30,074	$(19,824)
Nonperforming loans	(5,841)	11,506	(24,760)	13,552
	2,797	(4,844)	5,314	(6,272)
Gain on payoffs	224	1,298	1,987	4,055
Gain (loss) on sale	256	146	222	(251)
	$3,277	$(3,400)	$7,523	$(2,468)
Average portfolio balance	$1,104,738	$1,579,246	$1,210,328	$1,810,779
Interest and fees capitalized	$7,020	$23,068	$27,737	$62,783
Number of mortgage loans relating to gain recognized on payoffs	91	100	259	344
UPB of mortgage loans relating to gain recognized on payoffs	$27,684	$32,186	$83,611	$102,104
Number of mortgage loans relating to gain/(loss) recognized on sales	175	2	515	1,553
UPB of mortgage loans relating to gain/(loss) recognized on sales	$43,940	$46	$148,495	$418,981

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to gains of $2.8 million and $5.3 million in the quarter and nine months ended September 30, 2017, respectively, as compared to losses of $4.8 million and $6.3 million for the same periods in 2016. We recognize gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains and losses on sales represent settlement adjustments realized at the date of sale.

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB. Loan modifications typically include capitalization of delinquent interest on such mortgage loans.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. However, the fair value of the mortgage loan does not immediately increase significantly. Therefore, the interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter and nine months ended September 30, 2017, we capitalized interest totaling $7.0 million and $27.7 million, respectively, as compared to $23.1 million and $62.8 million for the quarter and nine months ended September 30, 2016.

Valuation gains on performing mortgage loans increased during the quarter and nine months ended September 30, 2017, as compared to the comparable periods in 2016, due to strong observed market activity in the periods for portfolios with similar performance characteristics. Valuation losses on the nonperforming mortgage loans increased during the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016, as home price indications were below prior forecasts, in addition to increased uncertainty regarding the realization of cash flows on the remaining population of loans.

Our disposition strategy includes identification of the most financially beneficial resolution. Such resolutions may include modification, acquisition of the property securing the distressed mortgage loan or sale of the loan. Absent sale or securitization of reperforming and modified mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such mortgage loan. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, payoffs or acquisition of the property securing the mortgage loans and liquidation of the property in the event the borrower subsequently defaults.

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	204	$59,854	228	$59,466	604	$170,217	621	$163,265
Term extension	222	$70,837	356	$99,017	760	$230,848	962	$265,291
Capitalization of interest and fees	273	$80,521	371	$102,888	861	$252,229	1,018	$280,855
Principal forbearance	176	$56,076	156	$46,969	449	$148,187	348	$103,964
Principal reduction	82	$27,201	223	$64,615	282	$85,182	609	$177,445
Total (1)	273	$80,521	371	$102,888	861	$252,229	1,018	$280,855
Defaults of mortgage loans modified in the prior year period		$5,941		$3,413		$32,563		$17,115
As a percentage of relevant balance of loans before modification		7%		6%		16%		15%
Defaults during the period of mortgage loans modified since acquisitions (3)		$29,343		$16,853		$79,696		$64,941
As a percentage of relevant balance of loans before modification		7%		5%		19%		19%
Repayments and sales of mortgage loans modified in the prior year period		$10,311		$1,491		$98,731		$27,551
As a percentage of relevant balance of loans before modification		10%		2%		36%		17%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended September 30,				Nine months ended September 30,
	2017		2016		2017		2016
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$295	$324	$277	$295	$293	$324	$276	$294
Remaining term (months)	390	459	348	459	369	463	339	453
Interest rate	3.97%	2.95%	4.57%	3.34%	4.12%	2.97%	4.71%	3.48%
Forbeared principal	$27	$42	$20	$28	$26	$37	$18	$22

CRT Agreements

The activity in and balances relating to our CRT Agreements is summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$4,126,946	$3,357,443	$9,722,067	$8,442,187
Deposits of cash securing CRT Agreements	$44,998	$89,697	$102,146	$282,434
Increase in commitments to fund Deposits securing credit risk transfer agreements resulting from sale of mortgage loans	$108,051	$—	$264,165	$—
Interest earned on Deposits securing CRT Agreements	$1,440	$285	$2,703	$661
Gains recognized on CRT Agreements included in: Net gain (loss) on investment:
Realized	$10,798	$6,206	$27,595	$12,601
Resulting from valuation changes	4,162	12,307	41,268	9,060
	14,960	18,513	68,863	21,661
Change in fair value of interest-only security payable at fair value	191	(36)	(2,272)	437
	$15,151	$18,477	$66,591	$22,098
Payments made to settle losses	$539	$28	$950	$28

	September 30, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$22,931,988	$14,379,850
Commitments to fund Deposits securing CRT agreements	$356,274	$92,109
Carrying value of investments in CRT Agreements (1)	$602,572	$465,669

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to growth in the portfolio of mortgage loans subject to CRT Agreements during 2017 as compared to 2016 and the effect of credit spread decreases (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to a U.S. Treasury security) during the first half of 2017 on the fair value of the derivative assets included in the CRT Agreements.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $3.7 million and $10.9 million for the quarter and nine months ended September 30, 2017, as compared to fair value losses of $2.8 million and $36.3 million for the quarter and nine months ended September 30, 2016, respectively. The reduction in losses was driven by the more favorable interest rate environment in 2017 compared to the same periods in 2016 along with a decrease in our average investment in ESS. Our average investment in ESS decreased from $288.3 million and $328.4 million for the quarter and nine months ended September 30, 2016 to $257.2 million and $271.0 million for the quarter and nine months ended September 30, 2017.

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

The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting mortgage loan payments; responding to borrower inquiries; accounting for principal and interest, holding and remitting custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net mortgage loan servicing fees are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
From non-affiliates:
Servicing fees (1)	$44,280	$34,304	$123,869	$94,754
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(21,634)	(17,902)	(59,015)	(47,720)
Additions to impairment valuation allowance	(1,702)	(3,460)	(4,287)	(44,336)
Gain on sale	—	—	—	11
Carried at fair value—change in fair value	(3,977)	(3,202)	(10,370)	(19,558)
Gains (losses) on hedging derivatives	4,576	5,612	(1,731)	63,006
	(22,737)	(18,952)	(75,403)	(48,597)
From PFSI—MSR recapture income	333	409	859	849
Net mortgage loan servicing fees	$21,876	$15,761	$49,325	$47,006
Average servicing portfolio	$63,584,416	$48,997,875	$61,764,228	$46,125,926

(1)	Includes contractually specified servicing and ancillary fees, net of guarantee fees.

Net mortgage loan servicing fees increased during the quarter and nine months ended September 30, 2017 as compared to the comparable periods in 2016 by $6.1 million and $2.3 million, respectively. The increase in net mortgage servicing fees during the quarter ended September 30, 2017, as compared to the quarter ended September 30, 2016, was primarily attributable to growth in our mortgage loan servicing portfolio. The increase in net servicing fees during the nine months ended September 30, 2017, as compared to 2016 was due to growth in our mortgage loan servicing portfolio that was partially offset by decreased MSR hedging gains.

We have entered into an MSR recapture agreement that requires PLS to transfer to us the MSRs with respect to new mortgage loans originated in refinancing transactions where PLS refinances a mortgage loan for which we previously held the MSRs. PLS is generally required to transfer MSRs relating to such mortgage loans (or, under certain circumstances, other mortgage loans) that have an aggregate unpaid principal balance that is not less than 30% of the aggregate unpaid principal balance of all the loans so originated. Where the fair value of the aggregate MSRs to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle in cash with us in an amount equal to such fair market value in place of transferring such MSRs. We recognized MSR recapture income during the quarter and nine months ended September 30, 2017 of $333,000 and $859,000, respectively, as compared to $409,000 and $849,000, respectively, for the quarter and nine months ended September 30, 2016.

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

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
MSRs carried at fair value	$82,312	$64,136
UPB of mortgage loans underlying MSRs carried at fair value	$7,525,020	$5,763,957
MSR carried at lower of amortized cost or fair value:
Amortized cost	$725,982	$606,103
Valuation allowance	(17,959)	(13,672)
Carrying value	$708,023	$592,431
Fair value	$728,828	$626,334
UPB of mortgage loans underlying MSRs carried at lower of amortized cost or fair value:	$60,399,531	$50,539,707
Total MSR:
Carrying value	$790,335	$656,567
Fair value	$811,140	$690,470
UPB of mortgage loans underlying MSRs	$67,924,551	$56,303,664
Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	25	25
MSRs carried at fair value	25	25
Average note interest rate:
MSRs carried at lower of amortized cost or fair value	3.9%	3.8%
MSRs carried at fair value	4.7%	4.7%

Net Interest Income

Net interest income is summarized below:

	Quarter ended September 30, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$132	$—	$132	$19,558	2.64%
Mortgage-backed securities	8,928	(1,481)	7,447	1,056,815	2.76%
Mortgage loans acquired for sale at fair value	16,202	—	16,202	1,460,054	4.34%
Mortgage loans:
Distressed	7,191	7,022	14,213	1,104,738	5.03%
Held by variable interest entity	3,169	597	3,766	339,464	4.34%
	10,360	7,619	17,979	1,444,202	4.87%
ESS from PFSI	3,998	—	3,998	257,243	6.08%
Interest earned on deposits securing CRT Agreements	1,440	—	1,440	517,772	1.09%
Placement fees relating to custodial funds	4,330	—	4,330	—	—
Other	49	—	49	—	—
	45,439	6,138	51,577	4,755,644	4.24%
Liabilities:
Assets sold under agreements to repurchase	24,137	2,020	26,157	3,474,903	2.95%
Mortgage loan participation purchase and sale agreements	378	31	409	59,701	2.68%
Notes payable	1,277	1,043	2,320	79,345	11.44%
Asset-backed financings of a VIE at fair value	2,780	735	3,515	325,763	4.22%
Exchangeable Notes	3,360	276	3,636	250,000	5.69%
Borrowing from PFSI	2,116	—	2,116	149,874	5.52%
	34,048	4,105	38,153	4,339,586	3.44%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,638	—	1,638	—	—
Interest on mortgage loan impound deposits	486	—	486	—	—
	36,172	4,105	40,277	4,339,586	3.63%
Net interest income	$9,267	$2,033	$11,300
Net interest margin					0.93%
Net interest spread					0.61%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Quarter ended September 30, 2016
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$165	$—	$165	$33,337	1.94%
Mortgage-backed securities	4,587	(1,193)	3,394	551,339	2.41%
Mortgage loans acquired for sale at fair value	15,008	—	15,008	1,607,564	3.65%
Mortgage loans:
Distressed	13,315	15,637	28,952	1,579,246	7.17%
Held by variable interest entity	3,847	193	4,040	413,749	3.82%
	17,162	15,830	32,992	1,992,995	6.48%
ESS from PFSI	4,827	—	4,827	288,340	6.55%
Interest earned on Deposits securing CRT Agreements	285	—	285	381,445	0.29%
Placement fees relating to custodial funds	1,445	—	1,445	—	—
Other	18	—	18	—	—
	43,497	14,637	58,134	4,855,020	4.69%
Liabilities:
Assets sold under agreements to repurchase	21,521	2,230	23,751	3,538,720	2.63%
Mortgage loan participation purchase and sale agreements	330	31	361	73,537	1.92%
Notes payable	2,078	805	2,883	170,907	6.60%
Asset-backed financings of VIEs at fair value	2,733	2,520	5,253	330,622	6.22%
Exchangeable Notes	3,359	261	3,620	250,000	5.67%
Borrowing from PFSI	1,646	328	1,974	150,000	5.15%
	31,667	6,175	37,842	4,513,786	3.28%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,142	—	2,142	—	—
Interest on mortgage loan impound deposits	346	—	346	—	—
	34,155	6,175	40,330	4,513,786	3.50%
Net interest income	$9,342	$8,462	$17,804
Net interest margin					0.48%
Net interest spread					1.19%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Nine months ended September 30, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$516	$—	$516	$39,724	1.71%
Mortgage-backed securities	26,230	(4,276)	21,954	1,032,683	2.80%
Mortgage loans acquired for sale at fair value	40,699	—	40,699	1,271,158	4.22%
Mortgage loans:
Distressed	26,096	27,360	53,456	1,210,328	5.82%
Held by variable interest entity	9,912	1,458	11,370	350,607	4.28%
	36,008	28,818	64,826	1,560,935	5.48%
ESS from PFSI	13,011	—	13,011	271,024	6.33%
Interest earned on Deposits securing CRT Agreements	2,703	—	2,703	482,790	0.74%
Placement fees relating to custodial funds	8,212	—	8,212	—	—
Other	142	—	142	—
	127,521	24,542	152,063	4,658,314	4.30%
Liabilities:
Assets sold under agreements to repurchase	66,080	6,200	72,280	3,388,626	2.81%
Mortgage loan participation purchase and sale agreements	1,131	94	1,225	65,290	2.47%
Notes payable	6,441	3,278	9,719	152,395	8.41%
Asset-backed financings of a VIE at fair value	8,713	1,807	10,520	337,073	4.12%
Exchangeable Notes	10,078	817	10,895	250,000	5.75%
Borrowing from PFSI	5,992	(46)	5,946	149,958	5.23%
	98,435	12,150	110,585	4,343,342	3.36%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,068	—	4,068	—
Interest on mortgage loan impound deposits	1,229	—	1,229	—
	103,732	12,150	115,882	4,343,342	3.52%
Net interest income	$23,789	$12,392	$36,181	$314,972
Net interest margin					1.02%
Net interest spread					0.79%

(2)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Nine months ended September 30, 2016
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$747	$—	$747	$35,468	2.77%
Mortgage-backed securities	10,793	(1,930)	8,863	435,068	2.68%
Mortgage loans acquired for sale at fair value	37,868	-	37,868	1,317,230	3.78%
Mortgage loans:
Distressed	43,587	37,593	81,180	1,810,779	5.89%
Held by variable interest entity	12,233	2,287	14,520	434,967	4.39%
	55,820	39,880	95,700	2,245,746	5.60%
ESS from PFSI	17,555	—	17,555	328,413	7.02%
Interest earned on Deposits securing CRT Agreements	661	—	661	269,810	0.32%
Placement fees relating to custodial funds	2,786	—	2,786	—	—
Other	86	—	86	—	—
	126,316	37,950	164,266	4,631,735	4.66%
Liabilities:
Assets sold under agreements to repurchase	59,705	6,512	66,217	3,202,829	2.72%
Mortgage loan participation purchase and sale agreements	924	99	1,023	70,955	1.89%
Federal Home Loan Bank advances	122	—	122	32,560	0.49%
Notes payable	6,800	2,417	9,217	190,878	6.34%
Asset-backed financings of VIEs at fair value	8,227	1,985	10,212	326,962	4.10%
Exchangeable Notes	10,078	770	10,848	250,000	5.70%
Borrowing from PFSI	4,806	992	5,798	150,000	5.08%
	90,662	12,775	103,437	4,224,184	3.22%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,703	—	4,703	—	—
Interest on mortgage loan impound deposits	787	—	787	—	—
	96,152	12,775	108,927	4,224,184	3.39%
Net interest income	$30,164	$25,175	$55,339
Net interest margin					1.58%
Net interest spread					1.27%

(3)	Amounts in this column represent amortization of premium and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended September 30, 2017			Nine months ended September 30, 2017
	vs.			vs.
	Quarter ended September 30, 2016			Nine months ended September 30, 2016
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$48	$(81)	$(33)	$(312)	$81	$(231)
Mortgage -backed securities	552	3,501	4,053	437	12,654	13,091
Mortgage loans acquired for sale at fair value	2,656	(1,462)	1,194	4,218	(1,387)	2,831
Mortgage loans at fair value:
Distressed	(7,342)	(7,397)	(14,739)	(908)	(26,816)	(27,724)
Held by variable interest entity	508	(782)	(274)	(359)	(2,791)	(3,150)
Total mortgage loans	(6,834)	(8,179)	(15,013)	(1,267)	(29,607)	(30,874)
ESS from PFSI	(331)	(498)	(829)	(1,639)	(2,905)	(4,544)
Interest earned on Deposits securing CRT Agreements	1,021	134	1,155	1,268	774	2,042
Placement fees relating to custodial funds	—	2,885	2,885	—	5,426	5,426
Other	—	31	31	—	56	56
	$(2,888)	$(3,669)	$(6,557)	$2,705	$(14,908)	$(12,203)
Liabilities:
Assets sold under agreements to repurchase	2,841	(435)	2,406	2,301	3,762	6,063
Mortgage loan participation purchase and sale agreement	125	(77)	48	289	(87)	202
FHLB advances	—	—	—	—	(122)	(122)
Asset backed secured financing of VIEs at fair value	(1,662)	(76)	(1,738)	27	281	308
Exchangeable Notes	16	—	16	47	—	47
Notes payable	1,460	(2,023)	(563)	2,597	(2,095)	502
Borrowing from PFSI	144	(2)	142	150	(2)	148
	2,924	(2,613)	311	5,411	1,737	7,148
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	(504)	(504)	—	(635)	(635)
Interest on mortgage loan impound deposits	—	140	140	—	442	442
	2,924	(2,977)	(53)	5,411	1,544	6,955
Net interest income	$(5,812)	$(692)	$(6,504)	$(2,706)	$(16,452)	$(19,158)

During the quarter and nine months ended September 30, 2017, we earned net interest income of $11.3 million and $36.2 million, respectively, as compared to $17.8 million and $55.3 million for the quarter and nine months ended September 30, 2016, respectively. The decrease in net interest income between quarters was due primarily to a decrease in average investment in distressed mortgage loans, which are our highest yielding assets, compounded by the growth in our borrowings to finance non-interest earning MSRs and CRT. This reduction was partially offset by growth in our average investment in MBS.

During the quarter and nine months ended September 30, 2017, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $18.0 million and $64.8 million, respectively, including $7.0 million and $27.7 million of interest capitalized pursuant to loan modifications, which compares to $33.0 million and $95.7 million, including $23.1 million and $62.8 million of interest capitalized pursuant to loan modifications in the quarter and nine months ended September 30, 2016, respectively. The decrease in interest income was due to both the result of continuing sales and liquidations of our distressed mortgage loans and a reduction in yield on our portfolio caused by reduced capitalization of delinquent interest pursuant to mortgage loan modifications.

At September 30, 2017, approximately 48% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 55% at December 31, 2016. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs and performance status as we generally have purchased our distressed mortgage loans at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At September 30, 2017, we held $488.1 million in fair value of nonperforming mortgage loans and $185.0 million in carrying value of REO, as compared to $743.0 million in fair value of nonperforming mortgage loans and $274.1 million in carrying value of REO at December 31, 2016.

During the quarter and nine months ended September 30, 2017, we incurred interest expense totaling $40.3 million and $115.9 million, respectively, as compared to $40.3 million and $108.9 million during the quarter and nine months ended September 30, 2016. Our interest cost on interest bearing liabilities was 3.44% and 3.36% for the quarter and nine months ended September 30, 2017 and 3.28% and 3.22% for the quarter and nine months ended September 30, 2016, respectively. The change in interest expense reflects higher interest rates.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and nine months ended September 30, 2017, we recorded net losses of $3.1 million and $10.9 million, respectively, as compared to $3.3 million and $11.9 million for the same periods in 2016, respectively, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
During the period:
Proceeds from sales of REO	$39,253	$44,843	$140,862	$180,416
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(6,423)	(7,888)	(21,749)	(25,816)
Gain on sale, net	3,280	4,603	10,895	13,930
	$(3,143)	$(3,285)	$(10,854)	$(11,886)
Number of properties sold	70	295	590	1,087
Average carrying value of REO	$195,412	$294,447	$224,223	$314,173
End of period:
Carrying value	$185,034	$288,348
Number of properties	752	1,277

Losses from REOs during the quarter ended September 30, 2017 decreased from the same period in 2016. The decrease in losses from REOs during the quarter and nine months ended September 30, 2017, as compared to 2016, was due to the smaller overall REO portfolio during 2017 as compared to 2016.

Expenses

Our expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$23,507	$27,255	$61,184	$59,301
Mortgage loan servicing fees	11,402	11,039	31,987	38,919
Management fees	6,038	5,025	16,684	15,576
Mortgage loan origination	2,230	2,202	5,735	4,880
Professional services	1,331	1,134	5,531	5,438
Compensation	1,067	1,508	4,918	5,021
Mortgage loan collection and liquidation	864	6,205	4,556	12,709
Other	5,199	3,944	15,043	13,417
	$51,638	$58,312	$145,638	$155,261

Expenses decreased $6.7 million, or 11%, and $9.6 million, or 6%, during the quarter and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to decreased fulfillment fees during the quarter ended September 30, 2017, as compared to the quarter ended September 30, 2016, reflecting reduced mortgage loan production and a lower average fee charged. Expenses decreased during the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, due to decreased mortgage loan servicing fees resulting from activity-based fees we incurred in 2016 relating to a larger volume of loan sales than in 2017 and to continuing liquidation of our distressed mortgage loan portfolio.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Fulfillment fee expense	$23,507	$27,255	$61,184	$59,301
UPB of mortgage loans fulfilled by PLS	$6,530,036	$7,263,557	$17,079,969	$15,696,940
Average fulfillment fee rate (in basis points)	36	38	36	38

The decrease in loan fulfillment fees of $3.7 million during the quarter ended September 30, 2017, as compared to the quarter ended September 30, 2016, is primarily due to a decrease in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PFSI due to contractual reductions in the fulfillment fee following a change in the mortgage banking services agreement with PFSI in September 2016.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees decreased by $6.9 million during the nine months ended September 30, 2017, as compared to the same periods in 2016. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our mortgage loan servicing portfolio. The decrease in mortgage loan servicing fees was primarily due to a reduction in fees largely driven by activity-based fees assessed in the quarter ended June 30, 2016 for a large sale of reperforming loans, which did not recur in 2017 along with a decrease from continuing liquidations of our distressed mortgage loan portfolio. This decrease was offset by an increase in servicing fees resulting from the ongoing growth of our MSR portfolio. Servicing fees relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the increased cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans have a much more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$88	$90	$235	$225
Activity-based	188	210	507	497
	276	300	742	722
Mortgage loans at fair value:
Distressed mortgage loans:
Base	1,571	2,615	5,284	8,881
Activity-based	2,702	3,014	6,859	14,981
	4,273	5,629	12,143	23,862
Mortgage loans held in VIE:
Base	54	65	96	157
Activity-based	—	1	—	1
	54	66	96	158
MSRs:
Base	6,648	4,913	18,631	13,841
Activity-based	151	131	375	336
	6,799	5,044	19,006	14,177
	$11,402	$11,039	$31,987	$38,919
MSR recapture income recognized included in Net mortgage loan servicing fees	$333	$409	$859	$849
Average investment in:
Mortgage loans acquired for sale at fair value	$1,460,054	$1,607,564	$1,271,158	$1,317,230
Mortgage loans at fair value:
Distressed mortgage loans	$1,104,738	$1,579,246	$1,210,328	$1,810,779
Mortgage loans held in a VIE	$339,464	$413,749	$350,607	$434,967
Average mortgage loan servicing portfolio	$63,584,416	$48,997,875	$61,764,228	$46,125,926

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Base	$6,038	$5,025	$16,380	$15,576
Performance incentive	—	—	304	—
	$6,038	$5,025	$16,684	$15,576

Management fees increased by $1.0 million and $1.1 million during the quarter and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to increases in our shareholders’ equity arising from our issuances of preferred shares of beneficial interest during 2017. Our base management fees are based on the level of our total shareholders’ equity. The level of our performance incentive fee is based on our profitability in relation to our common shareholders’ equity.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Compensation

Compensation expense decreased $441,000 and increased $103,000, during the quarter and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016, primarily due to fluctuations in share-based compensation expense, reflecting the fluctuation in our common share price, which affects the expense relating to our grants accounted for using variable accounting.

Mortgage Loan Collection and Liquidation

Mortgage loan collection and liquidation expenses decreased $5.3 million and $8.2 million during the quarter and nine month period ended September 30, 2017, as compared to the same periods in 2016, due to non-recurrence in the 2017 period of certain forbearance costs incurred in the quarter ended September 30, 2016. During the nine months ended September 30, 2017, we also realized increased recoveries of previously incurred costs, as compared to 2016.

Other Expenses

Other expenses are summarized below:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Common overhead allocation from PFSI	$1,193	$1,417	$4,220	$6,413
Real estate held for investment	1,898	821	4,339	2,308
Insurance	300	304	968	938
Technology	374	279	1,088	1,045
Other	1,434	1,123	4,428	2,713
	$5,199	$3,944	$15,043	$13,417

Other expenses increased during the quarter and nine months ended September 30, 2017, as compared to the same periods in 2016, by $1.3 million and $1.6 million, respectively, primarily due to higher expenses incurred in the management of our real estate held for investment and to increased bank service charges.

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

Our effective tax rate was 19.7% and 2.1% for the quarter and nine months ended September 30, 2017 and 21.3% and 6.8% for the quarter and nine months ended September 30, 2016, respectively. Our taxable REIT subsidiary recognized a tax expense of $4.8 million on income of $12.0 million and tax expense of $0.9 million on income of $4.5 million while our reported consolidated pretax income was $24.2 million and $78.6 million for the quarter and nine months ended September 30, 2017. For the same periods in 2016, the taxable REIT subsidiary recognized tax expense of $9.7 million and $3.6 million on income of $24.2 million and $9.0 million, respectively, while our reported consolidated pretax income was $45.0 million and $47.9 million during such periods. The relative values between the tax benefit or expense at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	September 30,	December 31,
	2017	2016
	(in thousands)
Assets
Cash	$99,515	$34,476
Investments:
Short-term investments	5,646	122,088
Mortgage-backed securities	1,036,669	865,061
Mortgage loans acquired for sale at fair value	1,270,340	1,673,112
Mortgage loans at fair value	1,347,943	1,721,741
ESS	248,763	288,669
Derivative assets	67,288	33,709
Real estate acquired in settlement of loans	185,034	274,069
Real estate held for investment	42,546	29,324
MSRs	790,335	656,567
Deposits securing CRT Agreements	545,694	450,059
	5,540,258	6,114,399
Other	145,270	208,627
Total assets	$5,785,043	$6,357,502
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreements	$3,247,374	$3,809,918
Notes payable	80,106	275,106
Asset-backed financing of a VIE at fair value	318,404	353,898
Exchangeable Notes	246,906	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	148,072	150,000
Interest-only security payable at fair value	6,386	4,114
	4,047,248	4,839,125
Other	127,230	167,263
Total liabilities	4,174,478	5,006,388
Shareholders’ equity	1,610,565	1,351,114
Total liabilities and shareholders’ equity	$5,785,043	$6,357,502

Total assets decreased by approximately $572.5 million, or 9%, during the period from December 31, 2016 through September 30, 2017, primarily due to a $402.8 million decrease in mortgage loans acquired for sale at fair value, a $373.8 million decrease in mortgage loans at fair value, a $89.0 million reduction in REO, a $51.4 million decrease in cash and short-term investments and a $39.9 million decrease in ESS. These reductions were partially offset by a $171.6 million increase in MBS, a $133.8 million increase in MSRs and a $95.6 million increase in deposits securing CRT Agreements.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$11,433,092	$12,316,741	$32,113,071	$29,048,816
Agency-eligible	6,762,941	7,521,364	17,656,318	16,241,415
Jumbo	—	533	—	10,226
Commercial mortgage loans	25,385	3,657	65,182	9,718
	$18,221,418	$19,842,295	$49,834,571	$45,310,175

During the quarter and nine months ended September 30, 2017, we purchased for sale $18.2 billion and $49.8 billion, respectively, in fair value of correspondent production loans as compared to $19.8 billion and $45.3 billion, respectively, in fair value of correspondent production loans during the quarter and nine months ended September 30, 2016. The increase in correspondent purchases during the nine months ended September 30, 2017, as compared to the same period in 2016, is primarily due to continued growth in our correspondent production seller network.

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

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
MBS	$—	$301,729	251,872	551,654
MSRs received in mortgage loan sales and purchases of MSRs	82,838	77,635	207,361	173,906
Deposits of restricted cash relating to CRT Agreements	44,998	89,697	102,146	282,434
Additional commitments to fund deposits securing CRT Agreements	108,051	—	264,165	—
	$235,887	$469,061	$825,544	$1,007,994

Our acquisitions during the quarter and nine months ended September 30, 2017 and 2016 were financed through the use of a combination of proceeds from liquidations of existing investments, proceeds from equity issuances and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment activities portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	September 30, 2017					December 31, 2016
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$834,642	$808,414	6.9	3.5%	2.9%	$691,803	$674,375	7.3	3.5%	3.1%
Freddie Mac	202,027	195,631	7.5	3.5%	3.0%	173,258	169,025	7.7	3.5%	3.1%
	$1,036,669	$1,004,045				$865,061	$843,400

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the fair value of the underlying real estate collateral is summarized below:

	September 30, 2017		December 31, 2016
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$527,874	$772,212	$611,584	$957,313
Nonperforming loans	488,128	809,747	742,988	1,123,277
	$1,016,002	$1,581,959	$1,354,572	$2,080,590

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

Following is a summary of the distribution of our portfolio of mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$242,873	46%	3.54%	$183,969	38%	5.01%	$296,901	49%	3.84%	$267,348	36%	5.38%
Interest rate step-up	238,768	45%	2.37%	60,627	12%	2.38%	232,700	38%	2.56%	63,816	9%	2.35%
ARM/Hybrid	46,233	9%	4.01%	243,532	50%	5.17%	81,983	13%	3.71%	411,824	55%	4.91%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$526,709	100%	3.04%	$488,103	100%	4.70%	$610,926	100%	3.32%	$742,785	100%	4.82%
2nd lien	1,165	0%	3.90%	25	0%	7.54%	658	0%	4.00%	203	0%	8.38%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$380,735	72%	3.15%	$273,543	56%	4.52%	$469,761	77%	3.42%	$398,137	54%	4.74%
Investment property	145,986	28%	2.77%	214,434	44%	4.94%	140,672	23%	3.05%	344,523	46%	4.92%
Other	1,153	0%	3.28%	151	0%	2.00%	1,151	0%	3.52%	328	0%	5.26%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$4	0%	0.50%	$—	0%	—	$10	0%	0.60%	$—	0%	—
12 - 35 months	320	0%	3.01%	—	0%	4.00%	15,519	3%	4.29%	33	0%	4.60%
36 - 59 months	541	0%	5.03%	6	0%	1.43%	319	0%	4.95%	45	0%	1.56%
60 months or more	527,009	100%	3.04%	488,122	100%	4.71%	595,736	97%	3.31%	742,910	100%	4.82%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$135,504	26%	3.24%	$91,757	19%	4.39%	$147,968	24%	3.52%	$131,629	18%	4.67%
600-649	120,058	23%	3.04%	84,598	17%	4.24%	128,843	21%	3.36%	141,404	19%	4.54%
650-699	139,453	26%	2.98%	157,270	32%	4.79%	159,423	26%	3.18%	223,325	30%	4.89%
700-749	103,091	20%	2.86%	117,534	24%	5.12%	125,092	20%	3.19%	182,767	25%	5.10%
750 or greater	29,768	6%	3.00%	36,969	8%	5.07%	50,258	9%	3.45%	63,863	8%	4.81%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$166,590	32%	3.83%	$181,072	37%	5.04%	$211,195	35%	4.01%	$236,515	32%	5.14%
80% - 99.99%	132,233	25%	3.25%	127,608	26%	4.95%	144,446	24%	3.52%	209,148	28%	4.82%
100% - 119.99%	107,809	20%	2.86%	84,848	17%	4.39%	112,903	18%	3.17%	155,154	21%	4.68%
120% or greater	121,242	23%	2.33%	94,600	19%	4.39%	143,040	23%	2.66%	142,171	19%	4.66%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
California	$121,556	23%	3.11%	$60,518	12%	3.99%	$156,636	26%	3.36%	$104,793	14%	3.79%
New York	87,884	17%	2.54%	146,662	30%	5.25%	89,079	15%	2.86%	207,589	28%	5.44%
New Jersey	48,085	9%	2.46%	50,840	10%	4.50%	43,635	7%	2.69%	100,257	13%	4.85%
Florida	34,500	7%	2.71%	49,061	10%	5.28%	43,132	7%	2.96%	79,528	11%	5.29%
Other	235,849	45%	3.62%	181,047	37%	4.45%	279,102	45%	3.61%	250,821	34%	4.58%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

	September 30, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$366,900	70%	2.97%	$—	0%	—	$444,254	73%	3.26%	$—	0%	—
30 days delinquent	122,864	23%	3.21%	—	0%	—	115,514	19%	3.53%	—	0%	—
60 days delinquent	38,110	7%	3.16%	—	0%	—	51,816	8%	3.46%	—	0%	—
90 days or more delinquent	—	0%	—	210,784	43%	4.09%	—	0%	—	305,431	41%	4.26%
In foreclosure	—	0%	—	277,344	57%	5.20%	—	0%	—	437,557	59%	5.22%
	$527,874	100%	3.04%	$488,128	100%	4.70%	$611,584	100%	3.33%	$742,988	100%	4.82%

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	September 30, 2017	December 31, 2016
Discount rate
Range	2.9% – 15.0%	2.6% – 15.0%
Weighted average	6.7%	7.1%
Twelve-month projected housing price index change
Range	3.4% – 4.9%	2.5% – 4.8%
Weighted average	4.6%	3.7%
Prepayment speed (1)
Range	3.0% – 6.9%	0.1% – 10.9%
Weighted average	4.1%	4.0%
Total prepayment speed (2)
Range	4.7% – 24.0%	2.9% – 24.6%
Weighted average	16.7%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rates (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased slightly from 7.1% at December 31, 2016 to 6.7% at September 30, 2017 due to shifting characteristics of the portfolio given liquidations and loans sales in the period and increased projections of costs relating to liquidation and loan-related foreclosure litigation on the remaining population of non-performing loans.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.7% at December 31, 2016 to 4.6% at September 30, 2017, due to slightly higher near-term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased slightly from 17.7% at December 31, 2016 to 16.7% at September 30, 2017 due to our projections of longer liquidation periods for certain of our mortgage loans.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	September 30, 2017		December 31, 2016
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$144,390	78%	$215,576	79%
Planned unit development	22,573	12%	34,217	12%
Condominium/Townhome/Co-op	17,864	10%	24,074	9%
5+ dwelling units	207	0%	202	0%
	$185,034	100%	$274,069	100%

	September 30, 2017		December 31, 2016
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New Jersey	$48,034	26%	$51,472	19%
New York	34,861	19%	44,252	16%
Florida	23,002	12%	31,715	12%
California	21,460	12%	53,308	19%
Illinois	7,948	4%	13,831	5%
Maryland	8,777	5%	14,488	5%
Other	40,952	22%	65,003	24%
	$185,034	100%	$274,069	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$310.2	$165.0	$330.8	$147.0	$37.9	$14.7	$439.0	$200.2
Pool factor (1)	1.00	0.53	1.00	0.44	1.00	0.39	1.00	0.46
Collection status:
Delinquency
Current	1.8%	25.6%	1.6%	31.7%	0.7%	38.1%	6.2%	18.6%
30 days	0.3%	8.9%	1.6%	7.4%	0.6%	13.9%	0.7%	4.6%
60 days	0.1%	1.5%	7.1%	1.0%	1.4%	9.5%	0.7%	3.0%
over 90 days	66.7%	20.0%	52.7%	21.5%	59.0%	13.3%	37.5%	21.8%
In foreclosure	31.1%	26.7%	36.9%	23.0%	38.2%	13.6%	53.8%	29.0%
REO	—	17.2%	—	15.4%	—	11.6%	1.1%	23.0%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$507.3	$224.5	$929.5	$286.9	$397.3	$121.6	$366.2	$78.5
Pool factor (1)	1.00	0.44	1.00	0.31	1.00	0.31	1.00	0.21
Collection status:
Delinquency
Current	1.4%	22.4%	0.8%	24.9%	4.8%	32.0%	1.6%	41.6%
30 days	0.2%	6.6%	0.3%	6.4%	7.4%	13.8%	1.5%	13.2%
60 days	—	2.0%	0.7%	3.0%	7.6%	4.2%	3.5%	8.4%
over 90 days	38.3%	15.5%	58.6%	19.4%	45.3%	18.4%	82.2%	15.7%
In foreclosure	60.0%	28.4%	39.6%	24.1%	34.9%	15.6%	11.2%	9.3%
REO	—	25.1%	—	22.2%	—	15.9%	—	11.8%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$290.3	$64.5	$357.2	$67.1	$402.5	$68.4	$49.0	$11.3
Pool factor (1)	1.00	0.22	1.00	0.19	1.00	0.17	1.00	0.23
Collection status:
Delinquency
Current	3.1%	33.4%	—	22.1%	45.0%	28.6%	0.2%	17.2%
30 days	1.3%	15.6%	—	5.6%	4.0%	14.9%	0.1%	19.5%
60 days	5.4%	6.5%	0.1%	4.8%	4.3%	4.0%	0.2%	3.8%
over 90 days	57.8%	15.4%	49.1%	19.2%	31.3%	23.0%	70.4%	23.1%
In foreclosure	32.4%	16.6%	50.8%	26.4%	15.3%	21.3%	29.0%	16.6%
REO	—	12.5%	—	22.0%	0.1%	8.2%	—	19.8%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	September 30,	At	September 30,	At	September 30,	At	September 30,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$542.6	$64.4	$259.8	$39.7	$515.1	$68.4	$277.8	$22.4
Pool factor (1)	1.00	0.12	1.00	0.15	1.00	0.13	1.00	0.08
Collection status:
Delinquency
Current	0.6%	28.0%	11.5%	34.0%	2.0%	29.9%	5.0%	29.1%
30 days	1.3%	11.5%	6.5%	11.4%	1.9%	6.3%	4.0%	13.7%
60 days	2.0%	7.0%	5.2%	5.9%	3.9%	4.2%	5.1%	5.9%
over 90 days	22.6%	14.6%	31.2%	21.6%	25.9%	20.3%	26.8%	18.1%
In foreclosure	73.0%	22.3%	43.9%	19.3%	66.3%	24.8%	59.1%	16.8%
REO	0.4%	16.6%	1.7%	7.7%	—	14.5%	—	16.4%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	September 30,	At	September 30,	At	September 30,
	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
Unpaid principal balance	$146.2	$10.2	$195.5	$17.8	$182.7	$18.6
Pool factor (1)	1.00	0.07	1.00	0.09	1.00	0.10
Collection status:
Delinquency
Current	1.2%	22.7%	5.1%	40.1%	6.2%	38.1%
30 days	0.4%	12.4%	2.0%	9.1%	1.6%	11.7%
60 days	1.3%	10.1%	4.1%	2.4%	5.8%	5.3%
over 90 days	38.2%	15.1%	42.8%	15.0%	37.8%	14.9%
In foreclosure	58.9%	38.0%	45.9%	23.7%	46.4%	22.7%
REO	—	1.8%	—	9.7%	2.3%	7.3%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the nine months ended September 30, 2017 and 2016 are summarized below:

	Nine months ended September 30, 2017
	2017	2016	Change
	(in thousands)
Operating activities	$283,073	$(791,704)	$1,074,777
Investing activities	415,545	168,239	247,306
Financing activities	(633,579)	704,425	(1,338,004)
Net cash flows	$65,039	$80,960	$(15,921)

Our cash flows resulted in a net increase in cash of $65.0 million during the nine months ended September 30, 2017, as discussed below.

Operating activities

Cash provided by operating activities totaled $283.1 million during the nine months ended September 30, 2017, as compared to cash used by operating activities of $791.7 million during the nine months ended September 30, 2016.  The increase in cash flows provided by operating activities is primarily due to the reduction of our inventory of mortgage loans acquired for sale during the nine months ended September 30, 2017 as compared to growth in our inventory during the same period in 2016.

Investing activities

Net cash provided by our investing activities was $415.5 million for the nine months ended September 30, 2017 as compared to $168.2 million for the nine months ended September 30, 2016. The increase in cash flows from investing activities reflects a reduction in the level of purchases of MBS during 2017 as compared to 2016.

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

Financing activities

Net cash used in financing activities was $633.6 million for the nine months ended September 30, 2017, as compared to net cash provided by financing activities of $704.4 million for the nine months ended September 30, 2016. This change reflects repayment of borrowings caused by the shrinkage of our balance sheet during 2017 which is heavily financed by borrowings, as compared to growth in our balance sheet during 2016.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements and notes payable. We also previously made collateralized borrowings in the form of borrowings under forward purchase agreements and advances from the Federal Home Loan Bank of Des Moines. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of performing, nonperforming and/or reperforming mortgage loans.

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

As of September 30, 2017 and December 31, 2016, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and deposits securing CRT Agreements and related CRT derivatives with sales under agreement to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Following is a summary of our borrowings as of the dates presented:

	September 30, 2017	December 31, 2016
	(dollars in thousands)
Assets financed	$5,246,556	$5,814,378
Total assets in classes of assets financed	$5,492,066	$5,962,987
Secured borrowings (1)	$3,801,843	$4,589,606
Percentage of invested assets pledged	96%	98%
Advance rate against pledged assets	72%	79%
Leverage ratio (2)	2.52x	3.58x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at date presented.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended September 30,		Nine months ended September 30,
Assets sold under agreements to repurchase	2017	2016	2017	2016
	(in thousands)
Average balance outstanding	$3,474,903	$3,538,720	$3,388,626	$3,202,829
Maximum daily balance outstanding	$3,973,869	$4,824,044	$4,083,326	$5,221,997
Ending balance	$3,204,054	$4,041,085

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $6.2 billion at September 30, 2017.

As discussed above, all of our repurchase agreements, notes payable, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year.
•	The transactions relating to mortgage loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms of approximately one year.

As of September 30, 2017, leverage on MSRs and ESS continues to be limited in availability due to the requirement of each Agency that its rights and interest in the MSRs remain senior to those of any lender extending credit. As we continue to aggregate MSRs and ESS, the limited availability of financing could place stress on our capital and liquidity positions or require us to forego attractive investment opportunities.

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•

profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters, as of the end of each fiscal quarter, and at the Company and our Operating Partnership over the prior three (3) calendar quarters;

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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income for at least one (1) of the previous 2 consecutive fiscal quarters, measured quarterly;
•	a minimum in unrestricted cash and cash equivalents of $40 million;
•	a minimum tangible net worth of $500 million; and
•	a maximum ratio of total liabilities to tangible net worth of 10:1.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of September 30, 2017, we have not entered into any off-balance sheet arrangements of off-balance sheet obligations.

Contractual Obligations

As of September 30, 2017, we had contractual obligations aggregating to $5.9 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent lenders. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,259,592	$1,259,592	$—	$—	$—
Commitments to fund Deposits securing credit risk transfer agreements	356,274	356,274	—	—	—
Assets sold under agreements to repurchase	3,204,054	3,204,054	—	—	—
Mortgage loan participation purchase and sale agreements	44,082	44,082	—	—	—
Notes payable	80,106	80,106	—	—	—
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	148,072	148,072	—	—	—
Asset-backed financing of a VIE	318,404	—	—	—	318,404
Exchangeable Notes	250,000	—	—	250,000	—
Interest-only security payable at fair value	6,386	—	—	—	6,386
Interest expense on long term debt	215,075	25,038	49,228	21,148	119,661
Total	$5,882,045	$5,117,218	$49,228	$271,148	$444,451

All debt financing arrangements that matured between September 30, 2017 and the date of this Report have been renewed or extended.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of September 30, 2017:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$253,993
Credit Suisse First Boston Mortgage Capital LLC	148,107
JPMorgan Chase & Co.	99,506
Bank of America, N.A.	75,991
BNP Paribas Corporate & Institutional Banking	19,150
Morgan Stanley Bank, N.A.	10,051
Deutsche Bank	7,272
Daiwa Capital Markets America Inc.	7,006
Royal Bank of Canada	4,061
Barclays Bank PLC	3,691
Wells Fargo, N.A.	2,381
$631,209

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of September 30, 2017, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$1,070,785	$1,062,435	$1,055,990	$1,013,497	$1,000,824	$933,835
Change in fair value:
$	$33,687	$25,337	$18,892	$(23,601)	$(36,274)	$(103,263)
%	3.2%	2.4%	1.8%	(2.3)%	(3.5)%	(10.0)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of September 30, 2017, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$928,885	$961,400	$990,510	$1,039,850	$1,060,526	$1,078,650
Change in fair value:
$	$(87,721)	$(55,206)	$(26,096)	$23,244	$43,920	$62,044
%	(8.6)%	(5.4)%	(2.6)%	2.3%	4.3%	6.1%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of September 30, 2017, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$332,289	$332,219	$332,198	$331,621	$331,438	$330,447
Change in fair value:
$	$348	$278	$257	$(320)	$(503)	$(1,494)
%	0.1%	0.1%	0.1%	(0.1)%	(0.2)%	(0.5)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of September 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$778,086	$752,695	$740,579	$717,427	$706,362	$685,187
Change in fair value:
$	$49,258	$23,867	$11,751	$(11,401)	$(22,466)	$(43,641)
%	6.8%	3.3%	1.6%	(1.6)%	(3.1)%	(6.0)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$779,959	$753,484	$740,941	$717,122	$705,802	$684,243
Change in fair value:
$	$51,131	$24,656	$12,113	$(11,706)	$(23,026)	$(44,584)
%	7.0%	3.4%	1.7%	(1.6)%	(3.2)%	(6.1)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$750,707	$739,767	$734,298	$723,358	$717,888	$706,949
Change in fair value:
$	$21,879	$10,940	$5,470	$(5,470)	$(10,940)	$(21,879)
%	3.0%	1.5%	0.8%	(0.8)%	(1.5)%	(3.0)%

The following tables summarize the estimated change in fair value of MSRs accounted for using the fair value option method as of September 30, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$87,655	$84,902	$83,587	$81,074	$79,871	$77,569
Change in fair value:
$	$5,344	$2,590	$1,276	$(1,238)	$(2,440)	$(4,743)
%	6.5%	3.1%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$90,348	$86,153	$84,191	$80,511	$78,783	$75,530
Change in fair value:
$	$8,036	$3,841	$1,879	$(1,801)	$(3,529)	$(6,782)
%	9.8%	4.7%	2.3%	(2.2)%	(4.3)%	(8.2)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$85,082	$83,697	$83,004	$81,619	$80,927	$79,541
Change in fair value:
$	$2,770	$1,385	$693	$(693)	$(1,385)	$(2,770)
%	3.4%	1.7%	0.8%	(0.8)%	(1.7)%	(3.4)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of September 30, 2017, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$258,147	$253,371	$251,046	$246,520	$244,315	$240,021
Change in fair value:
$	$9,384	$4,608	$2,283	$(2,243)	$(4,447)	$(8,742)
%	3.8%	1.9%	0.9%	(0.9)%	(1.8)%	(3.5)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$273,787	$260,733	$254,621	$243,145	$237,752	$227,595
Change in fair value:
$	$25,024	$11,970	$5,858	$(5,618)	$(11,011)	$(21,168)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 3, the information set forth on pages 102 through 104 is incorporated herein by reference.

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter and nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal proceedings, claims and actions arising in the ordinary course of business. As of September 30, 2017, we were not involved in any such legal proceedings, claims or actions that management believes would be reasonably likely to have a material adverse effect on us.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the nine months ended September 30, 2017.

The following table provides information about our common share repurchases during the nine months ended September 30, 2017:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2017 – January 31, 2017	—	$—	—	$85,292
February 1, 2017 – February 28, 2017	—	$—	—	$85,292
March 1, 2017 – March 31, 2017	138,935	$16.60	138,935	$82,987
April 1, 2017 – April 30, 2017	—	$—	—	$82,987
May 1, 2017 – May 31, 2017	—	$—	—	$82,987
June 1, 2017 – June 30, 2017	—	$—	—	$82,987
July 1, 2017 – July 31, 2017	—	$—	—	$82,987
August 1, 2017 – August 31, 2017	97,658	$17.28	97,658	$81,299
September 1, 2017 – September 30, 2017	869,219	$16.95	869,219	$66,569
	1,105,812	$16.93	1,105,812	$66,569

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

4.3

Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on June 30, 2017).

4.4

Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.5

First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on April 30, 2013).

4.6	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.3).

10.1†	First Amendment to the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.

10.2†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2017).

10.3	Second Amendment to Master Repurchase Agreement, dated as of July 31, 2017, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.

10.4

Master Repurchase Agreement, dated as of August 18, 2017, among PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

10.5

Guaranty, dated as of August 18, 2017, by PennyMac Mortgage Investment Trust in favor of Deutsche Bank AG, Cayman Islands Branch (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 24, 2017).

10.6

Amendment Number Ten to the Master Repurchase Agreement, dated as of August 25, 2017, among PennyMac Corp., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 31, 2017).

Exhibit Number	Exhibit Description

10.7

Amendment No. 1 to Second Amended and Restated Management Agreement, dated as of September 27, 2017, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

10.8	Amendment No. 1 to Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of September 27, 2017, among PennyMac Corp. and PennyMac Loan Services, LLC.

10.9	Amendment No. 1 to Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of September 27, 2017, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.

10.10	Third Amendment to Master Repurchase Agreement, dated as of October 13, 2017, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.
10.11	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, among PennyMac Loan Services, LLC and PennyMac Corp.

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Income for the quarters ended September 30, 2017 and 2016, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Cash Flows for the quarters ended September 30, 2017 and 2016, and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: November 8, 2017	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2017	By:	/s/ Andrew S. Chang
Andrew S. Chang
Chief Financial Officer (Principal Financial Officer)