Form 10-K
period 2017-12-31
PennyMac Mortgage Investment Trust
filed 2018-03-01
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

8.125% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value

8.00% Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 Par Value

Common Shares of Beneficial Interest, $0.01 Par Value

New York Stock Exchange New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☒     No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

As of June 30, 2017 the aggregate market value of the registrant’s common shares of beneficial interest, $0.01 par value (“common shares”), held by nonaffiliates was $1,195,286,742 based on the closing price as reported on the New York Stock Exchange on that date.

As of February 26, 2018, there were 60,666,592 common shares of the registrant outstanding.

Documents Incorporated By Reference

Document	Parts Into Which Incorporated
Definitive Proxy Statement for 2018 Annual Meeting of Shareholders	Part III

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-K

December 31, 2017

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

•	our ability to make distributions to our shareholders in the future;
•	our failure to deal appropriately with issues that may give rise to reputational risk; and
•	our organizational structure and certain requirements in our charter documents.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. We were organized in Maryland and began operations in 2009. We conduct substantially all of our operations, and make substantially all of our investments, through PennyMac Operating Partnership, L.P. (our “Operating Partnership”) and its subsidiaries. A wholly-owned subsidiary of ours is the sole general partner, and we are the sole limited partner, of our Operating Partnership. Certain of the activities conducted or investments made by us that are described below are conducted or made through a wholly-owned subsidiary that is a taxable REIT subsidiary (“TRS”) of our Operating Partnership.

The management of our business and execution of our operations is performed on our behalf by subsidiaries of PennyMac Financial Services, Inc. (“PFSI” or “PennyMac”). PFSI is a specialty financial services firm focused on the production and servicing of U.S. mortgage loans and the management of investments related to the U.S. mortgage market. Specifically:

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

Our investment focus is on mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”) and credit risk transfer agreements (“CRT Agreements”). We have acquired these investments largely by purchasing, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”), retaining the MSRs relating to such mortgage loans and investing in CRT Agreements associated with certain of such mortgage loans.

Our business includes four segments: correspondent production, credit sensitive strategies, interest rate sensitive strategies and corporate activities.

•

The correspondent production segment represents the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities (“MBS”) and in serving as the source for our investments in MSRs and CRT Agreements.

•

The credit sensitive strategies segment represents the Company’s investments in CRT Agreements, distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”), non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

•

The interest rate sensitive strategies segment represents the Company’s investments in MSRs, excess servicing spread (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.

•	The corporate segment includes certain interest income and management fee and other corporate expenses.

Following is a summary of our segment results for the periods presented:

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net investment income:
Correspondent production	$131,981	$168,530	$100,400	$62,897	$120,683
Credit sensitive strategies	133,400	66,256	108,315	254,922	258,745
Interest rate sensitive strategies	51,777	36,651	39,447	38,269	25,339
Corporate	782	651	603	653	751
	$317,940	$272,088	$248,765	$356,741	$405,518
Pre-tax income:
Correspondent production	$42,938	$73,842	$36,390	$10,960	$35,679
Credit sensitive strategies	102,214	17,288	66,038	206,738	224,028
Interest rate sensitive strategies	22,683	14,041	20,516	23,371	13,462
Corporate	(43,289)	(43,408)	(49,640)	(61,605)	(58,534)
	$124,546	$61,763	$73,304	$179,464	$214,635
Total assets at year end:
Correspondent production	$1,302,245	$1,734,290	$1,298,968	$665,489	$488,813
Credit sensitive strategies	1,791,447	2,288,886	2,787,064	2,655,500	2,554,464
Interest rate sensitive strategies	2,414,423	2,177,024	1,640,062	1,359,409	1,132,936
Corporate	96,818	157,302	100,830	216,860	127,261
	$5,604,933	$6,357,502	$5,826,924	$4,897,258	$4,303,474

In our correspondent production activities, we purchase Agency-eligible mortgage loans and jumbo mortgage loans. A jumbo mortgage loan is a loan in an amount that exceeds the maximum loan amount for eligible loans under Agency guidelines. We then sell Agency-eligible mortgage loans meeting the guidelines of Fannie Mae and Freddie Mac on a servicing-retained basis whereby we retain the related MSRs; government mortgage loans (insured by the FHA or guaranteed by the VA), which we sell on a servicing-released basis to PLS, a Ginnie Mae approved issuer and servicer; and jumbo mortgage loans, which, generally on a servicing-retained basis, we sell.

Our correspondent production business involves purchases of mortgage loans from approved mortgage originators that meet specific criteria related to management experience, financial strength, risk management controls and mortgage loan quality. As of December 31, 2017, we have 613 approved sellers, primarily independent mortgage originators and small banks located across the United States. During 2017, we were the second largest correspondent aggregator in the United States as ranked by Inside Mortgage Finance.

Following is a summary of our correspondent production activities:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Correspondent mortgage loan purchases at fair value:
Government-insured or guaranteed	$42,087,007	$42,171,914	$31,945,396	$16,523,216	$16,068,253
Agency-eligible	23,742,999	23,930,186	14,360,888	11,474,345	15,358,372
Jumbo	—	10,227	117,714	383,854	582,996
Commercial	69,167	18,112	14,811	—	—
	$65,899,173	$66,130,439	$46,438,809	$28,381,415	$32,009,621
Interest rate lock commitments issued	$65,926,958	$67,139,108	$48,138,062	$27,815,464	$28,967,903
Gain on mortgage loans acquired for sale (1)	$74,516	$106,442	$51,016	$35,647	$98,669
Fair value of mortgage loans at year end pending sale to:
Nonaffiliates	$989,944	$868,496	$614,507	$428,397	$345,777
PLS	279,571	804,616	669,288	209,325	112,360
	$1,269,515	$1,673,112	$1,283,795	$637,722	$458,137
Number of approved sellers at year-end	613	522	432	344	229

(1)

Gain on mortgage loans acquired for sale includes recognition of initial and subsequent changes to the fair value of interest rate lock commitments (“IRLCs”), mortgage loans purchased under such commitments, and the derivative financial instruments acquired to manage the risk of changes in fair value of our inventory of mortgage loans and IRLCs during the period from the commitment date through the earlier of the date of sale or end of year, and the fair value of MSRs initially capitalized upon the sale of loans.

Our correspondent production activities serve as the source of our investments in MSRs and CRT Agreements, and are summarized below:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Sales of mortgage loans acquired for sale:
To nonaffiliates	$24,314,165	$23,525,952	$14,206,816	$11,703,015	$15,818,582
To PennyMac Financial Services, Inc.	42,624,288	42,051,505	31,490,920	16,431,338	16,113,806
	$66,938,453	$65,577,457	$45,697,736	$28,134,353	$31,932,388
Net gain on mortgage loans acquired for sale	$74,516	$106,442	$51,016	$35,647	$98,669
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$12,084	$11,976	$8,966	$4,676	$4,611
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of mortgage loans	$290,309	$275,092	$154,474	$121,333	$183,032
Deposits of cash securing CRT Agreements	$152,641	$306,507	$147,446	$—	$—
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$390,362	$92,109	$—	$—	$—

We also invest in MBS, ESS on MSRs acquired by PLS and real estate held for investment. We historically invested in distressed mortgage assets (mortgage loans and REO), which are no longer our primary focus for new investments.

Following is a summary of our acquisitions of other mortgage-related investments:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
MBS	$251,872	$765,467	$84,828	$185,972	$199,558
ESS	5,244	6,603	278,282	103,235	139,028
Transfers of REO to real estate held for investment	16,530	21,406	8,827	—	—
Distressed mortgage loans	—	—	241,981	554,604	1,063,162
	$273,646	$793,476	$613,918	$843,811	$1,401,748

Our portfolio of mortgage investments was comprised of the following:

	December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Credit Sensitive Assets
Distressed mortgage loans at fair value
Performing	$414,785	$611,584	$877,438	$664,266	$647,266
Nonperforming	353,648	742,988	1,222,956	1,535,317	1,647,527
	768,433	1,354,572	2,100,394	2,199,583	2,294,793
Small balance commercial mortgage loans	9,898	8,961	14,590	—	—
REO and real estate held for investment	207,089	303,393	350,642	303,228	148,080
Credit risk transfer agreements (1)	687,507	465,669	147,593	—	—
Subordinated interest in mortgage loans held in VIE	9,661	8,925	35,484	35,663	33,582
Agency debt	—	—	—	—	12,000
	1,682,588	2,141,520	2,648,703	2,538,474	2,488,455
Interest Rate Sensitive Assets
Agency MBS	989,461	865,061	225,150	195,518	197,401
Non-Agency senior MBS	—	—	97,323	111,845	—
ESS	236,534	288,669	412,425	191,166	138,723
Interest rate hedges (2)	9,303	4,749	2,282	3,016	4,766
Mortgage loans held in a VIE, net of asset-backed financing	3,960	4,346	172,220	325,786	324,655
MSRs	844,781	656,567	459,741	357,780	290,572
	2,084,039	1,819,392	1,369,141	1,185,111	956,117
	$3,766,627	$3,960,912	$4,017,844	$3,723,585	$3,444,572

(1)	Investments in CRT Agreements include deposits securing CRT Agreements and credit risk transfer (“CRT”) derivatives.
(2)	Derivative assets, net of derivative liabilities, excluding IRLC and CRT derivatives.

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

•	No investment shall be made that would cause us to fail to qualify as a REIT for U.S. federal income tax purposes;
•	No investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and
•	With the exception of real estate and housing, no single industry shall represent greater than 20% of the investments or total risk exposure in our portfolio.

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

Our Financing Activities

We have pursued growth of our investment portfolio by using a combination of equity and borrowings, generally in the form of borrowings under agreements to repurchase. We use borrowings to finance our investments and not to speculate on changes in interest rates.

During 2014, we issued 3.8 million common shares under an ATM Equity Offering Sales Agreementsm and received net proceeds totaling $89.5 million. We used the proceeds of the 2014 offerings to fund a portion of the purchase price of our mortgage-related investments, to fund the continued growth of our correspondent production business and for general business purposes.

During 2017, we issued 4,600,000 of our 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (“Series A Preferred Shares”) and 7,800,000 of our 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares” and, together with the Series A Preferred Shares, the “Preferred Shares”). We received proceeds of $299.7 million net of issuance costs from these issuances. From, and including, the date of original issuance to, but not including, March 15, 2024 and June 15, 2024, respectively, the Company pays cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% and on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference. Thereafter, dividends are paid at rates indexed to the U.S. Dollar LIBOR rate.

Our board of trustees has authorized a common share repurchase program under which we may repurchase up to $300 million of our outstanding common shares. Repurchased common shares are canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool. Repurchases under this program are summarized below:

	Year ended December 31,			Cumulative
	2017	2016	2015	Total
	(in thousands)
Common shares repurchased	5,647	7,368	1,045	14,060
Cost of common shares repurchased	$91,198	$98,370	$16,338	$205,906

In 2013, our wholly-owned subsidiary, PennyMac Corp. (“PMC”), issued in a private offering $250 million principal amount of 5.375% Exchangeable Senior Notes due 2020 (the “Exchangeable Notes”). The net proceeds were used to fund our business and investment activities, including the acquisition of distressed mortgage loans or other investments; the funding of the continued growth of our correspondent production business, including the purchase of jumbo loans; the repayment of other indebtedness; and general business purposes.

We maintain multiple master repurchase agreements and mortgage loan participation and sale agreements with money center banks to fund newly originated prime mortgage loans purchased from correspondent sellers. The total unpaid principal balance (“UPB”) outstanding under the facilities in existence as of December 31, 2017 was $1.2 billion.

In 2016, our wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”) entered into a master repurchase agreement with PLS, pursuant to which PMH sells to PLS participation certificates representing a beneficial interest in Ginnie Mae ESS under an agreement to repurchase. The purchase price is based upon a percentage of the market value of the ESS. Pursuant to the master repurchase agreement, PMH grants to PLS a security interest in all of its right, title and interest in, to and under the ESS and PLS, in turn, re-pledges such ESS along with its interest in all of its Ginnie Mae MSRs under a repurchase agreement to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets. The notes are repaid through the cash flows received by the special purpose entity as the lender under its repurchase agreement with PLS, which, in turn, receives cash flows from us under our repurchase agreement secured by the Ginnie Mae ESS. The total UPB outstanding under this facility as of December 31, 2017 was $144.1 million.

We finance mortgage servicing rights relating to mortgage loans serviced for Fannie Mae and Freddie Mac. In 2017, through PMC and PMH, we entered into a master repurchase agreement with a wholly-owned special purpose entity, which issues variable funding notes and may, in the future, issue term notes that are secured by participation certificates representing a beneficial interest in Fannie Mae MSRs and the related ESS. The notes are repaid through the cash flows received by the special purpose entity as the lender under the repurchase agreement, pursuant to which PMC grants to the special purpose entity a security interest in all of its right, title and interest in, to and under the MSRs and ESS. The total UPB outstanding under this facility as of December 31, 2017 was $100.0 million.

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

Our Manager and Our Servicers

We are externally managed and advised by PCM pursuant to a management agreement. PCM specializes in and focuses on investments in U.S. mortgage assets. PCM has also served as the investment manager to two private investment funds. The private investment funds sold substantially all of their remaining investment assets on August 9, 2017; therefore, the combined net assets of the entities managed by PCM, of approximately $1.6 billion as of December 31, 2017, was comprised primarily of our shareholders’ equity.

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

We also have a loan servicing agreement with PLS, pursuant to which PLS provides primary and special servicing for our portfolio of residential mortgage loans and MSRs. PLS’ mortgage loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications and refinancings, foreclosures, short sales and sales of REO. Servicing fee rates are based on the delinquency status and other characteristics of the mortgage loans serviced and total servicing compensation is established at levels that our Manager believes are competitive with those charged by other primary servicers and specialty servicers. PLS also provided special servicing to the private investment funds and the entities in which those funds invested. PLS acted as the servicer for mortgage loans with UPB totaling approximately $245.8 billion as of December 31, 2017.

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

Operating and Regulatory Structure

Taxation – REIT Qualification

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

If our TRS generates net income, our TRS can declare dividends to us, which will be included in our taxable income and necessitate a distribution to our shareholders. Conversely, if we retain earnings at the TRS level, no distribution is required and we can increase shareholders’ equity of the consolidated entity. As discussed in Section 1A of this Report entitled Risk Factors , the combination of the requirement to maintain no more than 25% (20% for years beginning after December 31, 2017) of our assets in the TRS coupled with the effect of TRS dividends on our income tests creates compliance complexities for us in the maintenance of our qualified REIT status.

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

Competition

In our correspondent production activities, we compete with large financial institutions and with other independent residential mortgage loan producers and servicers. We compete on the basis of product offerings, technical knowledge, loan quality, speed of execution, rate and fees.

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

In addition to the other information set forth in this Report, you should carefully consider the following factors, which could materially affect our business, liquidity, financial condition, results of operations or ability to make distributions to our shareholders in future periods. The risks described below are not the only risks that we face. Additional risks not presently known to us or that we currently deem immaterial may also materially and adversely affect our business, financial condition or results of operations in future periods.

Risks Related to Our Management and Relationship with Our Manager and Its Affiliates

We are dependent upon PCM and PLS and their resources and may not find suitable replacements if any of our service agreements with PCM or PLS are terminated.

In accordance with our management agreement, we are externally advised and managed by PCM, which makes all or substantially all of our investment, financing and risk management decisions, and has significant discretion as to the implementation of our operating policies and strategies. Under our loan servicing agreement with PLS, PLS provides primary servicing and special servicing for our portfolios of mortgage loans and MSRs, and under our mortgage banking services agreement with PLS, PLS provides fulfillment and disposition-related services in connection with our correspondent production business. The costs of these services increase our operating costs and may reduce our net income, but we rely on PCM and PLS to provide these services under these agreements because we have limited employees or in-house capability to perform the activities independently.

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

If our management agreement or loan servicing agreement is terminated or not renewed, we will have to obtain the services from another service provider. We may not be able to replace these services in a timely manner or on favorable terms, or at all. With respect to our mortgage banking services agreement, the services provided by PLS are inherently unique and not widely available, if at all. This is particularly true because we are not a Ginnie Mae licensed issuer, yet we are able to acquire government mortgage loans from our correspondent sellers that we know will ultimately be purchased from us by PLS. While we generally have exclusive rights to these services from PLS during the term of our mortgage banking services agreement, in the event of a termination we may not be able to replace these services in a timely manner or on favorable terms, or at all, and we ultimately would be required to compete against PLS as it relates to our correspondent business activities.

The management fee structure could cause disincentive and/or create greater investment risk.

Pursuant to our management agreement, PCM is entitled to receive a base management fee that is based on our shareholders’ equity (as defined in our management agreement) at the end of each quarter. As a result, significant base management fees would be payable to PCM for a given quarter even if we experience a net loss during that quarter. PCM’s right to non-performance-based compensation may not provide sufficient incentive to PCM to devote its time and effort to source and maximize risk-adjusted returns on our investment portfolio, which could, in turn, materially and adversely affect the market price of our shares and/or our ability to make distributions to our shareholders.

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

Although our agreements with PCM and PLS provide us with certain exclusivity and other rights and we and PCM have adopted an allocation policy to specifically address some of the conflicts relating to our investment opportunities, there is no assurance that these measures will be adequate to address all of the conflicts that may arise or will address such conflicts in a manner that is favorable to us. Certain of the funds that PCM may advise in the future may have investment objectives that overlap with ours, including funds which have different fee structures, and potential conflicts may arise with respect to decisions regarding how to allocate investment opportunities among those funds and us. We are also limited in our ability to acquire assets that are not qualifying real estate assets and/or real estate related assets, whereas other entities or accounts that PCM manages now or may manage in the future are not, or may not be, as applicable, so limited. In addition, PCM and the other entities or accounts managed by PCM now or in the future may participate in some of our investments, which may not be the result of arm’s length negotiations and may involve or later result in potential conflicts between our interests in the investments and those of PCM or such other entities.

BlackRock and HC Partners, PFSI’s strategic investors, could compete with us or transact business with us, which could result in a conflict of interest.

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

We may encounter conflicts of interest in our Manager’s efforts to appropriately allocate its time and services between its own activities and the management of us, and the loss of the services of our Manager’s management team could adversely affect us.

Pursuant to our management agreement, PCM is obligated to provide us with the services of its senior management team, and the members of that team are required to devote such time to us as is necessary and appropriate, commensurate with our level of activity. The members of PCM’s senior management team may have conflicts in allocating their time and services between the operations of PFSI and our activities, and other entities or accounts that they manage now or in the future.

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

As we expand the scope of our businesses, we confront potential conflicts of interest relating to our investment activities that are managed by PCM. The SEC and certain other regulators have increased their scrutiny of potential conflicts of interest, and as we expand the scope of our business, we must continue to monitor and address any conflicts between our interests and those of PFSI. We have implemented procedures and controls to be followed when real or potential conflicts of interest arise, but it is possible that potential or perceived conflicts could give rise to the dissatisfaction of, or litigation by, our investors or regulatory enforcement actions. Appropriately dealing with conflicts of interest is complex and difficult, and our reputation could be damaged if we fail, or appear to fail, to deal appropriately with one or more potential or actual conflicts of interest. Regulatory scrutiny, litigation or reputational risk incurred in connection with conflicts of interest would adversely affect our business in a number of ways and may adversely affect our results of operations. Reputational risk incurred in connection with conflicts of interest could negatively affect our financial condition and business, strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, impact our ability to attract and retain customers, trading counterparties, investors and employees and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Reputational risk from negative public opinion is inherent in our business and can result from a number of factors. Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending and debt collection practices, corporate governance, and actions taken by government regulators and community organizations in response to those activities. Negative public opinion can also result from social media and media coverage, whether accurate or not. These factors could tarnish or otherwise strain our working relationships with regulators and government agencies, expose us to litigation and regulatory action, negatively affect our ability to attract and retain customers, trading and financing counterparties and employees and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

The failure of the mortgage lenders from whom loans were acquired through our correspondent production activities to comply with any applicable laws, regulations and rules may also result in these adverse consequences. PLS has in place a due diligence program designed to assess areas of risk with respect to these acquired loans, including, without limitation, compliance with underwriting guidelines and applicable laws or regulations. However, PLS may not detect every violation of law by these mortgage lenders. Further, to the extent any third party originators or servicers with whom we do business fail to comply with applicable laws or regulations and any of their mortgage loans or MSRs become part of our assets, it could subject us, as an assignee or purchaser of the related mortgage loans or MSRs, to monetary penalties or other losses. In general, if any of our loans are found to have been originated, acquired or serviced by us or a third party in violation of applicable laws or regulations, we could be subject to lawsuits or governmental actions, or we could be fined or incur losses. While we may have contractual rights to seek indemnity or repurchase from certain of these lenders and third party originators and servicers, if any of them is unable to fulfill its indemnity or repurchase obligations to us to a material extent, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders could be materially and adversely affected.

The CFPB is active in its monitoring of the residential mortgage origination and servicing sectors. Revised rules and regulations and more stringent enforcement of existing rules and regulations by the CFPB could result in enforcement actions, fines, penalties and the inherent reputational harm that results from such actions.

Under the Dodd-Frank Act, the CFPB is empowered with broad supervision, rulemaking and examination authority to enforce laws involving consumer financial products and services and to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and are protected from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB has adopted a number of final regulations under the Dodd-Frank Act regarding truth in lending, “ability to repay,” home mortgage loan disclosure, home mortgage loan origination, fair credit reporting, fair debt collection practices, foreclosure protections, and mortgage servicing rules, including provisions regarding loss mitigation, early intervention, periodic statement requirements and lender-placed insurance.

The CFPB also has enforcement authority with respect to the conduct of third-party service providers of financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with third-party vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review vendors’ policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. The CFPB is also applying scrutiny to compensation payments to third-party providers for marketing services and may issue guidance that narrows the range of acceptable payments to third-party providers as part of marketing services agreements, lead generation agreements and other third-party marketer relationships.

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

Rules and regulations promulgated under the Dodd-Frank Act or by the CFPB, uncertainty regarding recent changes in leadership (including interim leadership) or authority levels within the CFPB, and actions taken or not taken by the CFPB could result in heightened federal and state regulation and oversight of our business activities, materially and adversely affect the manner in which we conduct our business, and increase costs and potential litigation associated with our business activities. Our or PLS’ failure to comply with the laws, rules or regulations to which we are subject, whether actual or alleged, would expose us or PLS to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our or PLS’ business, liquidity, financial condition and results of operations and our ability to make distributions to our shareholders.

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

The disposition of the conservatorship of Fannie Mae and Freddie Mac continues to be debated between the U.S. Congress and the executive branch of the U.S. federal government. Any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. federal government could adversely affect our business and prospects. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. If Fannie Mae and Freddie Mac are adversely affected by events such as ratings downgrades, inability to obtain necessary government funding, lack of success in resolving repurchase demands to lenders, foreclosure problems and delays and problems with mortgage insurers, they could suffer losses and fail to honor their guarantees and other obligations. Any discontinuation of, or significant reduction in, the operation of Fannie Mae or Freddie Mac or any significant adverse change in their capital structure, financial condition, activity levels in the primary or secondary mortgage markets or underwriting criteria could materially and adversely affect our business, liquidity, financial condition, results of operations and our ability to make distributions to our shareholders.

The roles of Fannie Mae and Freddie Mac could be significantly restructured, reduced or eliminated and the nature of the guarantees could be considerably limited relative to historical measurements. Elimination of the traditional roles of Fannie Mae and Freddie Mac, or any changes to the nature or extent of the guarantees provided by Fannie Mae and Freddie Mac or the fees, terms and guidelines that govern our selling and servicing relationships with them, such as increases in the guarantee fees we are required to pay, initiatives that increase the number of repurchase demands and/or the manner in which they are pursued, or possible limits on delivery volumes imposed upon us and other sellers/servicers, could also materially and adversely affect our business, including our ability to sell and securitize loans that we acquire through our correspondent production activities, and the performance, liquidity and market value of our investments. Moreover, any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Our ability to generate revenues from newly originated loans that we acquire through our correspondent production activities is also highly dependent on the fact that the Agencies have not historically acquired such loans directly from mortgage lenders, but have instead relied on banks and non-bank aggregators such as us to acquire, aggregate and securitize or otherwise sell such loans to investors in the secondary market. Certain of the Agencies have approved new and smaller lenders that traditionally may not have qualified for such approvals. To the extent that these lenders choose to sell directly to the Agencies rather than through loan aggregators like us, this reduces the number of loans available for purchase, and it could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders. Similarly, to the extent the Agencies increase the number of purchases and sales for their own accounts, our business and results of operations could be materially and adversely affected.

We and/or PLS are required to have various Agency approvals and state licenses in order to conduct our business and there is no assurance we and/or PLS will be able to obtain or maintain those Agency approvals or state licenses.

Because we and PLS are not federally chartered depository institutions, neither we nor PLS benefits from exemptions to state mortgage lending, loan servicing or debt collection licensing and regulatory requirements. Accordingly, PLS is licensed, or is taking steps to become licensed, in those jurisdictions, and for those activities, where it is required to be licensed and believes it is cost effective and appropriate to become licensed.

Our failure or the failure by PLS to obtain any necessary licenses, comply with applicable licensing laws or satisfy the various requirements to maintain them over time could restrict our direct business activities, result in litigation or civil and other monetary penalties, or cause us to default under certain of our lending arrangements, any of which could materially and adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We and PLS are also required to hold the Agency approvals in order to sell mortgage loans to the Agencies and service such mortgage loans on their behalf. Our failure, or the failure of PLS, to satisfy the various requirements necessary to maintain such Agency approvals over time would also restrict our direct business activities and could adversely impact our business.

In addition, we and PLS are subject to periodic examinations by federal and state regulators, which can result in increases in our administrative costs, and we or PLS may be required to pay substantial penalties imposed by these regulators due to compliance errors, or we or PLS may lose our licenses. Negative publicity or fines and penalties incurred in one jurisdiction may cause investigations or other actions by regulators in other jurisdictions and could adversely impact our business.

Our or our Servicer’s inability to meet certain net worth and liquidity requirements imposed by the Agencies could have a material adverse effect on our business, financial condition and results of operation.

We and our servicers are subject to minimum financial eligibility requirements for Agency mortgage sellers/servicers and MBS issuers, as applicable. These eligibility requirements align the minimum financial requirements for mortgage sellers/servicers and MBS issuers to do business with the Agencies. These minimum financial requirements, which are described in Liquidity and Capital Resources, include net worth, capital ratio and/or liquidity criteria in order to set a minimum level of capital needed to adequately absorb potential losses and a minimum amount of liquidity needed to service Agency mortgage loans and MBS and cover the associated financial obligations and risks.

In order to meet these minimum financial requirements, we and our Servicer are required to maintain cash and cash equivalents in amounts that may adversely affect our or its business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders, and this could significantly impede us and our Servicer, as non-bank mortgage lenders, from growing our respective businesses and place us at a competitive disadvantage in relation to federally chartered banks and certain other financial institutions. To the extent that such minimum financial requirements are not met, the Agencies may suspend or terminate Agency approval or certain agreements with us or our Servicer, which could cause us or our Servicer to cross default under financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Mortgage loan modification and refinance programs, future legislative action, and other actions and changes may materially and adversely affect the value of, and the returns on, the assets in which we invest.

The U.S. government, primarily through the FHA and the Agencies, has established loan modification and refinance programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. We can provide no assurance that we will be eligible to use any government programs or, if eligible, that we will be able to utilize them successfully. Further, the incentives provided by such programs may increase competition for, and the pricing of, our targeted assets. These programs, future U.S. federal, state and/or local legislative or regulatory actions that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for modifications or refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, residential mortgage loans, residential MBS, real estate-related securities and various other asset classes in which we invest.

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

We cannot predict whether there will be additional proposed laws or reforms that would affect us, whether or when such changes may be adopted, how such changes may be interpreted and enforced or how such changes may affect us. However, the costs of complying with any additional laws or regulations could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Difficult conditions in the mortgage, real estate and financial markets and the economy generally may adversely affect the performance and fair value of our investments.

The success of our business strategies and our results of operations are materially affected by current conditions in the mortgage markets, the financial markets and the economy generally. Continuing concerns over factors including inflation, deflation, unemployment, personal and business income taxes, healthcare, energy costs, geopolitical issues, the availability and cost of credit, the mortgage markets and the real estate markets have contributed to increased volatility and unclear expectations for the economy and markets going forward. The mortgage markets have been and continue to be affected by changes in the lending landscape, defaults, credit losses and significant liquidity concerns. A destabilization of the real estate and mortgage markets or deterioration in these markets may adversely affect the performance and fair value of our investments, reduce our loan production volume, reduce the profitability of servicing mortgages or adversely affect our ability to sell mortgage loans that we acquire, either at a profit or at all. Any of the foregoing could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

We currently leverage and, to the extent available, we intend to continue to leverage our investments through borrowings, the level of which may vary based on the particular characteristics of our investment portfolio and on market conditions. We have financed certain of our investments through repurchase agreements, pursuant to which we sell securities or mortgage loans to lenders (i.e., repurchase agreement counterparties) and receive cash from the lenders. The lenders are obligated to resell the same assets back to us at the end of the term of the transaction. Because the cash we receive from the lender when we initially sell the assets to the lender is less than the fair value of those assets (this difference is referred to as the haircut), if the lender defaults on its obligation to resell the same assets back to us we could incur a loss on the transaction equal to the amount of the haircut reduced by interest accrued on the financing (assuming there was no change in the fair value of the assets). In addition, repurchase agreements generally allow the counterparties, to varying degrees, to determine a new fair value of the collateral to reflect current market conditions. If a counterparty lender determines that the fair value of the collateral has decreased, it may initiate a margin call and require us to either post additional collateral to cover such decrease or repay a portion of the outstanding borrowing. Should this occur, in order to obtain cash to satisfy a margin call, we may be required to liquidate assets at a disadvantageous time, which could cause us to incur further losses. In the event we are unable to satisfy a margin call, our counterparty may sell the collateral, which may result in significant losses to us.

In addition, we invest in certain assets, including MSRs and ESS, for which financing has historically been difficult to obtain. We currently leverage certain of our MSRs and ESS under secured financing arrangements. Our Freddie Mac MSRs are pledged to secure borrowings under a loan and security agreement, while our Fannie Mae MSRs are pledged to a special purpose entity, which issues variable funding notes and may, in the future, issue term notes that are secured by such Fannie Mae MSRs and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PMC.

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

Because our credit and financing agreements typically contain cross‑default provisions, a default that occurs under any one agreement could allow the lenders under our other agreements to also declare a default, thereby exposing us to a variety of lender remedies, such as those described above, and potential losses arising therefrom. Any losses that we incur on our credit and financing agreements could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

Until non-recourse long-term financing structures become more readily available to us and we utilize them, we rely heavily on short-term repurchase and loan and security agreements with maturities that do not match the assets being financed and are thus exposed to risks which could result in losses to us.

We have used and, in the future, may use securitization and other non-recourse long-term financing for our investments. In such structures, our lenders typically have only a claim against the assets included in the securitizations rather than a general claim against us as an entity. Such long-term financing has been limited and, in certain instances, unavailable for certain of our investments. Prior to any such future financing, we generally finance our investments with relatively short-term facilities until a sufficient portfolio is accumulated or such financing becomes available. As a result, we are subject to the risks that we would not be able to obtain suitable non-recourse long-term financing or otherwise acquire, during the period that any short-term facilities are available, sufficient eligible assets or securities to maximize the efficiency of a securitization.

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

We are also dependent on a limited number of banking institutions that extend us credit on terms that we have determined to be commercially reasonable. These banking institutions are subject to their own regulatory supervision, liquidity and capital requirements, risk management frameworks and risk thresholds and tolerances, any of which may change materially and negatively impact their willingness to extend credit to us specifically or mortgage lenders and servicers generally. Such actions may increase our cost of capital and limit or otherwise eliminate our access to capital, in which case our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be materially and adversely affected.

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

This financing arrangement also subjects us to the credit risk of PLS. To the extent PLS does not apply our payments of principal and interest under the loan and security agreement to the allocable portion of its borrowings under the master repurchase agreement, or to the extent PLS otherwise defaults under the master repurchase agreement, our ESS would be at a risk of total loss. In addition, we provide a guarantee to the third party lender for the amount of borrowings under the master repurchase agreement that are allocable to the pass through financing of our ESS. In the event we are unable to satisfy our obligations under the guaranty following a default by PLS, this could cause us to default under other financing arrangements and/or have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We cannot assure you that we will have access to any debt or equity capital on favorable terms or at the desired times, or at all. Our inability to raise such capital or obtain financing on favorable terms could materially and adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to shareholders.

In addition, we have been authorized to repurchase up to $300 million of our common shares pursuant to a share repurchase program approved by our board of trustees. As of December 31, 2017, we had $94.1 million of our common shares remaining under the current board authorization, and we may continue to repurchase shares to the extent we believe it is in the Company’s best interest to do so. Increased activity in our share repurchase program will have the effect of reducing our common shares outstanding, market value and shareholders’ equity, any or all of which could adversely affect the assessment by our lenders, credit providers or other counterparties regarding our net worth and, therefore, negatively impact our ability to raise new capital.

Future issuances of debt securities, which would rank senior to our common shares, and future issuances of equity securities, which would dilute the holdings of our existing shareholders and may be senior to our common shares, may materially and adversely affect the market price of our common shares.

In order to grow our business, we may rely on additional common and preferred equity issuances, which may rank senior and/or be dilutive to our current shareholders, or on less efficient forms of debt financing that rank senior to our shareholders and require a larger portion of our cash flow from operations, thereby reducing funds available for our operations, future business opportunities, cash distributions to our shareholders and other purposes.

During March 2017, we issued 4,600,000 of 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share. During July 2017, we also issued 7,800,000 of 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share. Our outstanding preferred shares have preferences on distribution payments, including liquidating distributions, which could limit our ability to make distributions, including liquidating distributions, to holders of our common shares.

In 2013, our wholly-owned subsidiary, PMC, issued $250 million of Exchangeable Notes that are exchangeable under certain circumstances for our common shares. Upon liquidation, holders of our debt securities and other loans would receive a distribution of our available assets before holders of our common shares and holders of the Exchangeable Notes could receive a distribution of PMC’s available assets before holders of our common shares.

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

Interest rate fluctuations could significantly decrease our results of operations and cash flows and the fair value of our investments.

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations present a variety of risks to our operations. Our primary interest rate exposures relate to the yield on our investments, their fair values and the financing cost of our debt, as well as any derivative financial instruments that we utilize for hedging purposes.

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

We are subject to market risk and declines in credit quality and credit spreads, which may adversely affect investment income and cause realized and unrealized losses.

We are exposed to the credit markets and subject to the risk that we will incur losses due to adverse changes in credit spreads. Adverse changes to these spreads may occur due to changes in fiscal policy and the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness and/or risk tolerance.

We are subject to risks associated with potential declines in our credit quality, credit quality related to specific issuers or specific industries, and a general weakening in the economy, all of which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized and unrealized losses on our investments.

A decline in credit spreads could have an adverse effect on our investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. An increase in credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the credit sensitive investments in our investment portfolio. Any such scenario could materially and adversely affect us.

Hedging against interest rate exposure may materially and adversely affect our results of operations and cash flows.

We pursue hedging strategies to reduce our exposure to changes in interest rates. Our hedging activity varies in scope based on the level of interest rates, the type of investments held, and changing market conditions. However, while we enter into such transactions seeking to reduce interest rate risk, unanticipated changes in interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. Interest rate hedging may fail to protect or could adversely affect us because, among other things, it may not fully eliminate interest rate risk, it could expose us to counterparty and default risk that may result in greater losses or the loss of unrealized profits, and it will create additional expense, while any income it generates to offset losses may be limited by federal tax provisions applicable to REITs. Thus, hedging activity, while intended to limit losses, may materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

The use of derivative instruments is also subject to an increasing number of laws and regulations, including the Dodd-Frank Act and its implementing regulations. These laws and regulations are complex, compliance with them may be costly and time consuming, and our failure to comply with any of these laws and regulations could subject us to lawsuits or government actions and damage our reputation, which could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

General Risks

Initiating new business activities or investment strategies or significantly expanding existing business activities or investment strategies may expose us to new risks and will increase our cost of doing business.

Initiating new business activities or investment strategies or significantly expanding existing business activities or investment strategies, such as our entry into multifamily production and non-delegated correspondent production or our acquisition of new mortgage or mortgage-related products, are ways to grow our businesses and respond to changing circumstances in our industry; however, they may expose us to new risks and regulatory compliance requirements. We cannot be certain that we will be able to manage these risks and compliance requirements effectively. Furthermore, our efforts may not succeed and any revenues we earn from any new or expanded business initiative or investment strategy may not be sufficient to offset the initial and ongoing costs of that initiative, which would result in a loss with respect to that initiative or strategy.

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

We also face substantial competition in acquiring attractive investments, both in our investment activities and correspondent production activities. While we try to diversify our investments among various types of mortgages and mortgage-related assets, the competition for such assets may compress margins and reduce yields, making it difficult for us to make investments with attractive risk-adjusted returns. There can be no assurance that we will be able to successfully transition out of investments producing lower returns into investments that produce better returns, or that we will not seek investments with greater risk to obtain the same level of returns. Any or all of these factors could cause the fair value of our investments to decline substantially and have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Competition for mortgage assets may limit the availability of desirable investments and result in reduced risk-adjusted returns.

Our profitability depends, in part, on our ability to continue to acquire our targeted investments at favorable prices. As described in greater detail elsewhere in this Report, we compete in our investment activities with other mortgage REITs, specialty finance companies, private funds, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, depository institutions, governmental bodies and other entities, many of which focus on acquiring mortgage assets. Many of our competitors also have competitive advantages over us, including size, financial strength, access to capital, cost of funds, federal pre-emption and higher risk tolerance. Competition may result in fewer investments, higher prices, acceptance of greater risk, lower yields and a narrower spread of yields over our financing costs.

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

In our correspondent production activities, we acquire newly originated loans, including jumbo loans, from mortgage lenders and sell or securitize those loans to or through the Agencies or other third party investors. We also sell the resulting securities into the MBS markets. However, there can be no assurance that PLS will continue to be successful in operating this business on our behalf or that we will continue to be able to capitalize on these opportunities on favorable terms or at all. In particular, we have committed, and expect to continue to commit, capital and other resources to this operation; however, PLS may not be able to continue to source sufficient asset acquisition opportunities to justify the expenditure of such capital and other resources. In the event that PLS is unable to continue to source sufficient opportunities for this operation, there can be no assurance that we would be able to acquire such assets on favorable terms or at all, or that such assets, if acquired, would be profitable to us. In addition, we may be unable to finance the acquisition of these assets and/or may be unable to sell the resulting MBS in the secondary mortgage market on favorable terms or at all. We are also subject to the risk that the fair value of the acquired loans may decrease prior to their disposition. The occurrence of any one or more of these risks could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The success and growth of our correspondent production activities will depend, in part, upon PLS’ ability to adapt to and implement technological changes.

Our correspondent production activities are currently dependent, in part, upon the ability of PLS to effectively interface with our mortgage lenders and other third parties and to efficiently process loan fundings and closings. The correspondent production process is becoming more dependent upon technological advancement. Maintaining and improving new technology and becoming proficient with it may also require significant capital expenditures by PLS. PLS will have to continue to develop and invest in these technological capabilities to remain competitive and its failure to do so could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We are not an approved Ginnie Mae issuer and servicer, and an increase in the percentage or amount of government loans we acquire could be detrimental to us.

We are not approved as a Ginnie Mae issuer and servicer. As a result, we are unable to produce or acquire Ginnie Mae MSRs and we earn significantly less income in connection with our acquisition of government loans as opposed to conventional loans. Further, market demand for government loans over conventional loans may increase or PLS may offer pricing to our approved correspondent sellers for government loans that is more competitive in the market than pricing for conventional loans, the result of which may be our acquisition of a greater proportion or amount of government loans. Any significant increase in the percentage or amount of government loans we acquire could adversely impact our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The industry in which we operate is highly competitive, and is likely to become more competitive, and our inability to compete successfully or decreased margins resulting from increased competition could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We operate in a highly competitive industry that could become even more competitive as a result of economic, legislative, regulatory and technological changes. Large commercial banks and savings institutions and other independent mortgage lenders and servicers are becoming increasingly competitive in the acquisition of newly originated mortgage loans. Many of these institutions have significantly greater resources and access to capital than we do, which may give them the benefit of a lower cost of funds. Additionally, our existing and potential competitors may decide to modify their business models to compete more directly with our correspondent production business. For example, non-bank loan servicers may try to leverage their servicing operations to develop or expand a correspondent production business. Since the withdrawal of a number of large participants from these markets following the financial crisis in 2008, there have been relatively few large non-bank participants; however, the loosening of regulatory standards could result in a significant investment of capital and attract more non-banks to participate. As more non-bank entities enter these markets and as more commercial banks aggressively compete, our correspondent production activities may generate lower volumes and/or margins.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. We may in the future discover areas of our internal controls that need improvement. Section 404 of the Sarbanes-Oxley Act requires us to evaluate and report on our internal control over financial reporting and have our independent auditors annually attest to our evaluation, as well as issue their own opinion on our internal control over financial reporting. While we have undertaken substantial work to comply with Section 404, we cannot be certain that we will be successful in maintaining adequate control over our financial reporting and financial processes. Furthermore, as we continue to grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. If we or our independent auditors discover a material weakness, the disclosure of that fact, even if quickly remedied, could result in an event of default under one or more of our lending arrangements and/or reduce the market value of our common shares. Additionally, the existence of any material weakness or significant deficiency could require management to devote significant time and incur significant expense to remediate any such material weakness or significant deficiency, and management may not be able to remediate any such material weakness or significant deficiency in a timely manner, or at all. Accordingly, our failure to maintain effective internal control over financial reporting could result in misstatements of our financial results or restatements of our financial statements or otherwise have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Cybersecurity risks, cyber incidents and technology failures may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of theft of certain personally identifiable information of consumers, misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our investor relationships.

As our reliance on rapidly changing technology has increased, so have the risks posed to our information systems, both internal and those provided to us by third-party service providers.  System disruptions and failures caused by fire, power loss, telecommunications outages, unauthorized intrusion, computer viruses and disabling devices, natural disasters and other similar events may interrupt or delay our ability to provide services to our customers.

Despite efforts by our Manager to ensure the integrity of its systems; its investment in significant physical and technological security measures, employee training, contractual precautions and business continuity plans; and its implementation of policies and procedures designed to help mitigate cybersecurity risks and cyber intrusions, there can be no assurance that any such cyber intrusions will not occur or, if they do occur, that they will be adequately addressed. We also may not be able to anticipate or implement effective preventive measures against all security breaches, especially because the methods of attack change frequently or are not recognized until launched, and because security attacks can originate from a wide variety of sources, including third parties such as persons involved with organized crime or associated with external service providers. We are also held accountable for the actions and inactions of its third-party vendors regarding cybersecurity and other consumer-related matters.

Any of the foregoing events could result in violations of applicable privacy and other laws, financial loss to us or to our customers, loss of confidence in our security measures, customer dissatisfaction, additional regulatory scrutiny, significant litigation exposure and harm to our reputation, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Terrorist attacks and other acts of violence or war may cause disruptions in our operations and in the financial markets, and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Terrorist attacks and other acts of violence or war may cause disruptions in the U.S. financial markets, including the real estate capital markets, and negatively impact the U.S. economy in general. Such attacks could also cause disruptions in our operations. Any future terrorist attacks, the anticipation of any such attacks, the consequences of any military or other response by the United States and its allies, and other armed conflicts could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. The economic impact of these events could also materially and adversely affect the credit quality of some of our loans and investments and the properties underlying our interests.

We may suffer losses as a result of the adverse impact of any future attacks and these losses may adversely impact our performance and may cause the market value of our common stock to decline or be more volatile. A prolonged economic slowdown, recession or declining real estate values could impair the performance of our investments and harm our financial condition and results of operations, increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. We cannot predict the severity of the effect that potential future armed conflicts and terrorist attacks would have on us. Losses resulting from these types of events may not be fully insurable.

Risks Related to Our Investments

Our retention of credit risk underlying mortgage loans we sell to Fannie Mae is inherently uncertain and exposes us to significant risk of loss.

In conjunction with our correspondent business, we have entered into CRT Agreements with Fannie Mae, whereby we sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk and an interest-only (“IO”) ownership interest in such mortgage loans. Our retention of credit risk subjects us to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans, and exposes us to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying mortgage loans because the structure of certain of the CRT Agreements provides that we may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). In addition to the risks specific to credit, we are also exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to incur unrealized losses associated with adverse changes to the fair value of the CRT Agreements. Any loss we incur may be significant and may reduce distributions to our shareholders and materially and adversely affect the market value of our common shares.

CRT Agreements also represent a type of investment that is new to the market and, as such, inherently uncertain and illiquid. There can be no assurance that this investment type will continue to be offered by Fannie Mae or supported by the FHFA or that it will produce the desired returns. Further, our projected returns are highly dependent on certain internal and external models, and it is uncertain whether such models are sufficiently accurate to support our projected returns and/or avoid potentially significant losses.

Our CRT Agreements may not be eligible REIT assets, may be required to be held in our TRS, and a significant portion of our income from these investments may therefore be subject to U.S. federal and state income taxation in order not to jeopardize our REIT status.

Although our CRT Agreements have been and will continue to be structured with the intention of satisfying our REIT qualification requirements, the REIT eligibility of the assets subject to the CRT Agreements and the income relating thereto remains uncertain. Accordingly, in general we currently hold such investments in our TRS, although we have on occasion based on the advice of tax advisors held such positions in the REIT and may do so in the future as well, depending on the precise structure of such investments and our level of certainty that such investments are in a form consistent with their characterization as qualifying assets for a REIT. If the Internal Revenue Service (“IRS”) were to take a position adverse to our interpretation, the consequences of such action could materially and adversely affect our business, financial condition, liquidity, results of operations, and our ability to make distributions to our shareholders.

A significant portion of our investments is in the form of mortgage loans, and the mortgage loans in which we invest and the mortgage loans underlying the MBS in which we invest subject us to costs and losses arising from delinquency and foreclosure, as well as the risks associated with residential real estate and residential real estate-related investments, any of which could result in losses to us.

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

Additionally, we may be required to foreclose on a mortgage loan and such actions may subject us to greater concentration of the risks of the residential real estate markets and risks related to the ownership and management of real property. In the event of a foreclosure, we may assume direct ownership of the underlying real estate. The liquidation proceeds upon sale of such real estate may not be sufficient to recover our investment in the loan, resulting in a loss to us. In addition, the foreclosure process may be lengthy and expensive, and any delays or costs involved in the effectuation of a foreclosure of the loan or a liquidation of the underlying property may further reduce the proceeds and thus increase the loss.

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

A significant portion of the residential mortgage loans that we hold are or may become nonperforming loans, which increases our risk of loss of our investment.

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

MSRs arise from contractual agreements between us and the investors (or their agents) in mortgage securities and mortgage loans that we service on their behalf. We generally acquire MSRs in connection with our sale of mortgage loans to the Agencies where we assume the obligation to service such loans on their behalf. We may also purchase MSRs from third-party sellers. Any MSRs we acquire are initially recorded at fair value on our balance sheet. The determination of the fair value of MSRs requires our management to make numerous estimates and assumptions. Such estimates and assumptions include, without limitation, estimates of future cash flows associated with MSRs based upon assumptions involving interest rates as well as the prepayment rates, delinquencies and foreclosure rates of the underlying serviced mortgage loans. The ultimate realization of the MSRs may be materially different than the values of such MSRs as may be reflected in our consolidated balance sheet as of any particular date. The use of different estimates or assumptions in connection with the valuation of these assets could produce materially different fair values for such assets, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. Accordingly, there may be material uncertainty about the fair value of any MSRs we acquire.

Prepayment speeds significantly affect MSRs. Prepayment speed is the measurement of how quickly borrowers pay down the unpaid principal balance of their loans or how quickly loans are otherwise brought current, modified, liquidated or charged off. We base the price we pay for MSRs and the rate of amortization of those assets on, among other things, our projection of the cash flows from the related pool of mortgage loans. Our expectation of prepayment speeds is a significant assumption underlying those cash flow projections. If prepayment speed expectations increase significantly, the fair value of the MSRs could decline and we may be required to record a non-cash charge, which would have a negative impact on our financial results. Furthermore, a significant increase in prepayment speeds could materially reduce the ultimate cash flows we receive from MSRs, and we could ultimately receive substantially less than what we paid for such assets. Moreover, delinquency rates have a significant impact on the valuation of any MSRs. An increase in delinquencies generally results in lower revenue because typically we only collect servicing fees from Agencies or mortgage owners for performing loans. Our expectation of delinquencies is also a significant assumption underlying our cash flow projections. If delinquencies are significantly greater than we expect, the estimated fair value of the MSRs could be diminished. When the estimated fair value of MSRs is reduced, we could suffer a loss, which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Changes in interest rates are a key driver of the performance of MSRs. Historically, the fair value of MSRs has increased when interest rates rise and decreased when interest rates decline due to the effect those changes in interest rates have on prepayment estimates. We may pursue various hedging strategies to seek to reduce our exposure to adverse changes in fair value resulting from changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and other changing market conditions. Interest rate hedging may fail to protect or could adversely affect us. To the extent we do not utilize derivative financial instruments to hedge against changes in fair value of MSRs or the derivatives we use in our hedging activities do not perform as expected, our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders would be more susceptible to volatility due to changes in the fair value of, or cash flows from, MSRs as interest rates change.

Furthermore, MSRs and the related servicing activities are subject to numerous federal, state and local laws and regulations and may be subject to various judicial and administrative decisions imposing various requirements and restrictions on our business. Our failure to comply, or the failure of the servicer to comply, with the laws, rules or regulations to which we or they are subject by virtue of ownership of MSRs, whether actual or alleged, could expose us to fines, penalties or potential litigation liabilities, including costs, settlements and judgments, any of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Our acquisition of excess servicing spread has exposed us to significant risks.

We have previously acquired from PLS the right to receive certain ESS arising from MSRs owned or acquired by PLS. The ESS represents the difference between PLS’ contractual servicing fee with the applicable Agency and a base servicing fee that PLS retains as compensation for servicing or subservicing the related mortgage loans pursuant to the applicable servicing contract.

Because the ESS is a component of the related MSR, the risks of owning the ESS are similar to the risks of owning an MSR. We also record our ESS assets at fair value, which is based on many of the same estimates and assumptions used to value our MSR assets, thereby creating the same potential for material differences between the recorded fair value of the ESS and the actual value that is ultimately realized. Also, the performance of our ESS assets are impacted by the same drivers as our MSR assets, namely interest rates, prepayment speeds and delinquency rates. Because of the inherent uncertainty in the estimates and assumptions and the potential for significant change in the impact of the drivers, there may be material uncertainty about the fair value of any ESS we acquire, and this could ultimately have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Further, as a condition to our purchase of the ESS, we were required to subordinate our interests to those of the applicable Agency. To the extent PLS fails to maintain its Agency approvals, such failure could result in PLS’ loss of the applicable MSR in its entirety, thereby extinguishing our interest in the related ESS. With respect to our ESS relating to PLS’ Ginnie Mae MSRs, we sold our interest in such ESS to PLS under a repurchase agreement and PLS, in turn, pledged such ESS along with its interest in all of its Ginnie Mae MSRs to a special purpose entity, which issues variable funding notes and term notes that are secured by such Ginnie Mae assets and repaid through the cash flows received by the special purpose entity as the lender under a repurchase agreement with PLS. Accordingly, our interest in the Ginnie Mae ESS is also subordinated to the rights of an indenture trustee on behalf of the note holders to which the special purpose entity issues its variable funding notes and term notes under an indenture, pursuant to which the indenture trustee has a blanket lien on all of PLS’ Ginnie Mae MSRs (including the ESS we acquired). The indenture trustee, on behalf of the note holders, may liquidate our Ginnie Mae ESS along with the related MSRs to the extent there exists an event of default under the indenture, the result of which could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders. In the event our ESS is liquidated as a result of certain actions or inactions of PLS, we may be entitled to seek indemnity under the applicable spread acquisition agreement; however, this would be an unsecured claim and, as a result, our loss of the ESS could have a material adverse effect on our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We cannot independently protect our MSR or ESS assets from borrower refinancing and are dependent upon PLS to do so for our benefit.

While PLS has agreed pursuant to the terms of an MSR recapture agreement to transfer cash to us in an amount equal to 30% of the fair value of the MSRs relating to mortgage loans it refinances, we are not independently capable of protecting our MSR asset from borrower refinancing through targeted solicitations to, and origination of, refinance loans for borrowers in our servicing portfolio. Accordingly, unlike traditional mortgage originators and many servicers, we must rely upon PLS to refinance mortgage loans in our servicing portfolio that would otherwise be targeted by other lenders. Historically, PLS has had limited success soliciting loans in our servicing portfolio, and there can be no assurance that PLS will either have or allocate the time and resources required to effectively and efficiently protect our MSR assets. Its failure to do so, or the termination of our MSR recapture agreement, could result in accelerated runoff of our MSR assets, decreasing its fair value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Similarly, while PLS has agreed pursuant to the terms of our spread acquisition agreements to transfer to us a portion of the ESS relating to mortgage loans it refinances, we are not independently capable of protecting our ESS asset from borrower refinancing by other lenders through targeted solicitations to, and origination of, refinance loans for borrowers in our portfolio of ESS. Accordingly, we must also rely upon PLS to refinance these mortgage loans that would otherwise be targeted by other lenders. There can be no assurance that PLS will either have or allocate the required time and resources or otherwise be capable of effectively and efficiently soliciting these mortgage loans. Its failure to do so, or the termination of our spread acquisition agreements, could result in accelerated repayment of the mortgage loans underlying our ESS assets, decreasing their value and adversely impacting our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Investments in subordinated loans and subordinated MBS could subject us to increased risk of losses.

Our investments in subordinated loans or subordinated MBS could subject us to increased risk of losses. In the event a borrower defaults on a subordinated loan and lacks sufficient assets to satisfy such loan, we may lose all or a significant part of our investment. In the event a borrower becomes subject to bankruptcy proceedings, we will not have any recourse to the assets, if any, of the borrower that are not pledged to secure our loan. If a borrower defaults on our subordinated loan or on its senior debt (i.e., a first-lien loan, in the case of a residential mortgage loan, or a contractually or structurally senior loan, in the case of a commercial mortgage loan), or in the event of a borrower bankruptcy, our subordinated loan will be satisfied only after all senior debt is paid in full. As a result, we may not recover all or even a significant part of our investment, which could result in losses. In the case of commercial mortgage loans where senior debt exists, the presence of intercreditor arrangements may also limit our ability to amend our loan documents, assign our loan, accept prepayments, exercise our remedies and control decisions made in bankruptcy proceedings relating to borrowers.

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

In addition, if the underlying mortgage portfolio has been serviced ineffectively by the loan servicer or overvalued by the originator, or if the fair values of the assets subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities in which we invest may suffer significant losses. The prices of these types of lower credit quality investments are generally more sensitive to adverse actual or perceived economic downturns or individual issuer developments than more highly rated investments. An economic downturn or a projection of an economic downturn, for example, could cause a decline in the price of lower credit quality investments because the ability of obligors to make principal and interest payments or to refinance may be impaired.

Our investments in commercial mortgage loans and other commercial real estate-related loans are dependent upon the success of the multifamily real estate market and may be affected by substantial competition in our market areas and other conditions that could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The multifamily real estate market is a highly competitive business. We acquire mortgage loans secured by multifamily properties. The profitability of these investments will be closely tied to the overall success of and competition in the multifamily real estate market. Various changes in real estate conditions may impact the multifamily and commercial real estate sectors. Any negative trends in such real estate conditions may reduce the availability of attractive acquisition opportunities and the performance of our existing investments and, as a result, adversely affect our results of operations. These conditions include:

•

increased competition in the multifamily and commercial real estate sectors based on considerations such as the attractiveness, location, rental rates, amenities and safety record of various properties;

•	our ability to effectively compete in the multifamily real estate market;
•	oversupply of, or a reduction in demand for, multifamily housing and commercial properties;
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

Moreover, other factors may adversely affect the multifamily real estate market, including changes in government regulations and other laws, rules and regulations governing real estate, zoning or taxes, changes in the economy and interest rate levels, the potential liability under environmental and other laws, increases in delinquency and foreclosure rates, and other unforeseen events. Any or all of these factors could subject us to increased risk of loss, negatively impact the multifamily real estate market and, as a result, reduce the availability of attractive acquisition opportunities. Any such increased risk of loss or reduction in attractive acquisition opportunities could materially and adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

The failure of PLS or any other servicer to effectively service our portfolio of MSRs and mortgage loans would materially and adversely affect us.

Pursuant to our loan servicing agreement, PLS provides us with primary and special servicing. PLS’ loan servicing activities include collecting principal, interest and escrow account payments, if any, with respect to mortgage loans, as well as managing loss mitigation, which may include, among other things, collection activities, loan workouts, modifications, foreclosures, short sales and sales of REO. The ability of PLS or any other servicer or subservicer to effectively service our portfolio of mortgage loans is critical to our success, particularly given our large investment in MSRs and our strategy of maximizing the fair value of the distressed mortgage loans that we acquire through proprietary loan modification programs, special servicing and other initiatives focused on keeping borrowers in their homes; or in the case of nonperforming loans, effecting property resolutions in a timely, orderly and economically efficient manner. The failure of PLS or any other servicer or subservicer to effectively service our portfolio of MSRs and mortgage loans would adversely impact our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

Our inability to promptly foreclose upon defaulted mortgage loans could increase our cost of doing business and/or diminish our expected return on investments.

Our ability to promptly foreclose upon defaulted mortgage loans and liquidate the underlying real property plays a critical role in our valuation of the assets in which we invest and our expected return on those investments. There are a variety of factors that may inhibit our ability, through PLS, to foreclose upon a mortgage loan and liquidate the real property within the time frames we model as part of our valuation process or within the statutes of limitation under applicable state law. These factors include, without limitation: extended foreclosure timelines in states that require judicial foreclosure, including states where we hold high concentrations of mortgage loans; significant collateral documentation deficiencies; federal, state or local laws that are borrower friendly, including legislative action or initiatives designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures and that serve to delay the foreclosure process; HAMP and similar programs that require specific procedures to be followed to explore the refinancing of a mortgage loan prior to the commencement of a foreclosure proceeding; and declines in real estate values and sustained high levels of unemployment that increase the number of foreclosures and place additional pressure on the judicial and administrative systems.

A decline in the fair value of the real estate underlying our mortgage loans or that we acquire, whether through foreclosure or otherwise, may result in reduced risk-adjusted returns or losses.

The fair value of the real estate that we own or that underlies mortgage loans that we own is subject to market conditions. Changes in the real estate market may adversely affect the fair value of the collateral and thereby lower the cash to be received from its liquidation. In addition, adverse changes in the real estate market increase the probability of default, as the incentive of the borrower to retain and protect its interest in the property declines.

We have also implemented an REO rental program, whereby we are the lessor of real estate, generally REO acquired in settlement of distressed loans, to the extent we determine that renting the property would produce a better return on investment than liquidation. There can be no assurance that this investment strategy will prove to be either profitable or more successful than liquidation. Further, our ongoing investment in the real estate will be subject to the market risk described above, as well as other risks associated with the rental business, including, without limitation, extended periods of vacancy, unfavorable landlord-tenant laws, and contractual disputes with our property managers. Any or all of these risks could subject us to loss, materially and adversely affect the fair value of our real estate investments and reduce or eliminate the returns we might have otherwise realized upon liquidation of the real estate.

We are subject to certain risks associated with investing in real estate and real estate related assets, including risks of loss from adverse weather conditions and man-made or natural disasters, which may cause disruptions in our operations and could materially and adversely affect the real estate industry generally and our business, financial condition, liquidity and results of operations.

Weather conditions and man-made or natural disasters such as hurricanes, tornadoes, earthquakes, floods, droughts, fires and other environmental conditions can damage properties that we own or that collateralize loans we own or service. In addition, the properties where we conduct business could be adversely impacted. Future adverse weather conditions and man-made or natural disasters could also adversely impact the demand for, and value of, our assets, as well as the cost to service or manage such assets, directly impact the value of our assets through damage, destruction or loss, and thereafter materially impact the availability or cost of insurance to protect against these events. Although we believe our owned real estate and the properties collateralizing our loan assets or underlying our MSR assets are adequately covered by insurance, we cannot predict at this time if we or our borrowers will be able to obtain appropriate coverage at a reasonable cost in the future, or if we will be able to continue to pass along all of the costs of insurance. In addition, there is a risk that one or more of the insurers of property on which we held an interest may not be able to fulfill their obligations with respect to claims payments due to a deterioration in its financial condition.

Certain types of losses, generally of a catastrophic nature, that result from events described above such as earthquakes, floods, hurricanes, tornados, terrorism or acts of war may also be uninsurable or not economically insurable. Inflation, changes in building codes and ordinances, environmental considerations and other factors, including terrorism or acts of war, also might make the insurance proceeds insufficient to repair or replace a property if it is damaged or destroyed. Under these circumstances, the insurance proceeds received might not be adequate to restore our economic position with respect to the affected real property. Any uninsured loss could result in the loss of cash flow from, and the asset value of, the affected property.

Many of our investments are unrated or, where any credit ratings are assigned to our investments, they will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.

Many of our current investments are not, and many of our future investments will not be, rated by any rating agency. Therefore, PCM’s assessment of the fair value and pricing of our investments may be difficult and the accuracy of such assessment is inherently uncertain. However, certain of our investments may be rated. If rating agencies assign a lower-than expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the fair value of these investments could significantly decline, which would materially and adversely affect the fair value of our investment portfolio and could result in losses upon disposition or the failure of borrowers to satisfy their debt service obligations to us.

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

Our investments in distressed mortgage loans, MSRs, ESS, CRT Agreements, commercial mortgage loans, securities and mortgage loans held in a consolidated variable interest entity may be illiquid. As a result, it may be difficult or impossible to obtain or validate third-party pricing on the investments we purchase. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. The contractual restrictions on transfer or the illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises which could impair our ability to satisfy margin calls or certain REIT tests. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the recorded value, or may not be able to obtain any liquidation proceeds at all, thus exposing us to a material or total loss.

Fair values of many of our investments are estimates and the realization of reduced values from our recorded estimates may materially and adversely affect periodic reported results and credit availability, which may reduce earnings and, in turn, cash available for distribution to our shareholders.

The fair values of some of our investments are not readily determinable. We measure the fair value of these investments monthly, but the fair value at which our assets are recorded may differ from the values we ultimately realize. Ultimate realization of the fair value of an asset depends to a great extent on economic and other conditions that change during the time period over which the investment is held and are beyond the control of PCM, us or our board of trustees. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since transacted prices of investments can only be determined by negotiation between a willing buyer and seller. In certain cases, PCM’s estimation of the fair value of our investments includes inputs provided by third-party dealers and pricing services, and valuations of certain securities or other assets in which we invest are often difficult to obtain and are subject to judgments that may vary among market participants. Changes in the estimated fair values of those assets are directly charged or credited to earnings for the period. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset was recorded. Accordingly, in either event, the value of our common shares could be materially and adversely affected by our determinations regarding the fair value of our investments, and such valuations may fluctuate over short periods of time.

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

Under various U.S. federal, state and local laws, an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property. These laws often impose liability without regard to whether the owner or operator was responsible for, or aware of, the release of such hazardous substances. The presence of hazardous substances may also adversely affect an owner’s ability to sell real estate, borrow using the real estate as collateral or make debt payments to us. In addition, if we take title to a property, the presence of hazardous substances may adversely affect our ability to sell the property, and we may become liable to a governmental entity or to third parties for various fines, damages or remediation costs. Any of these liabilities or events may materially and adversely affect the fair value of the relevant asset and/or our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

We depend on the accuracy and completeness of information about borrowers and counterparties and any misrepresented information could adversely affect our business, financial condition and results of operations.

In connection with our correspondent production activities, we may rely on information furnished by or on behalf of borrowers and counterparties, including financial statements and other financial information. We also may rely on representations of borrowers and counterparties as to the accuracy and completeness of that information and, with respect to audited financial statements, on reports of independent auditors. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Our controls and processes may not have detected or may not detect all misrepresented information in our loan acquisitions or from our business clients. Any such misrepresented information could materially and adversely affect our business, financial condition, results of operations and our ability to make distributions to our shareholders.

We are subject to counterparty risk and may be unable to seek indemnity or require our counterparties to repurchase mortgage loans if they breach representations and warranties, which could cause us to suffer losses.

When we purchase mortgage assets, our counterparty typically makes customary representations and warranties to us about such assets. Our residential mortgage loan purchase agreements may entitle us to seek indemnity or demand repurchase or substitution of the loans in the event our counterparty breaches a representation or warranty given to us. However, there can be no assurance that our mortgage loan purchase agreements will contain appropriate representations and warranties, that we will be able to enforce our contractual right to demand repurchase or substitution, or that our counterparty will remain solvent or otherwise be willing and able to honor its obligations under our mortgage loan purchase agreements. Further, a significant portion of our nonperforming assets was purchased from or through a small number of sellers who generally also provide us with financing, creating a concentration of risk and a potential conflict of interest with key sources of financing. Our inability to obtain indemnity or require repurchase of a significant number of loans could materially and adversely affect our business, financial condition, liquidity, results of operations and our ability to make distributions to our shareholders.

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

We are required to make servicing advances that can be subject to delays in recovery or may not be recoverable in certain circumstances, which could adversely affect our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

During any period in which a borrower is not making payments, we are required under most of our servicing agreements in respect of our MSRs to advance our own funds to pass through scheduled principal and interest payments to security holders of the MBS into which the loans are sold, pay property taxes and insurance premiums, legal expenses and other protective advances. We also advance funds under these agreements to maintain, repair and market real estate properties on behalf of investors. As home values change, we may have to reconsider certain of the assumptions underlying our decisions to make advances and, in certain situations, our contractual obligations may require us to make advances for which we may not be reimbursed. In addition, if a mortgage loan serviced by us is in default or becomes delinquent, the repayment to us of the advance may be delayed until the mortgage loan is repaid or refinanced or a liquidation occurs. A delay in our ability to collect advances may adversely affect our liquidity, and our inability to be reimbursed for advances could have a material adverse effect on our business, financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

In August 2011, the SEC solicited public comment through a concept release on a wide range of issues relating to the Section 3(c)(5)(C) exemption from the Investment Company Act, including the nature of the assets that qualify for purposes of the exemption and whether mortgage-related REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance and interpretations from the Division of Investment Management of the SEC regarding the exceptions and exclusions therefrom, will not change in a manner that adversely affects our operations. If the SEC takes action that could result in our or our subsidiaries’ failure to maintain an exception or exclusion from the Investment Company Act, we could, among other things, be required to (a) restructure our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common shares, the sustainability of our business model, our financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

Further, a loss of our Investment Company Act exception or exclusion would allow PCM to terminate our management agreement with us, and our loan servicing agreement with PLS is subject to early termination in the event our management agreement is terminated for any reason. If either of these agreements is terminated, we will have to obtain the services on our own, and we may not be able to replace these services in a timely manner or on favorable terms, or at all. This would have a material adverse effect on our ability to continue to execute our business strategy and would likely negatively affect our financial condition, liquidity, results of operations and ability to make distributions to our shareholders.

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

To date, the SEC staff has provided limited guidance with respect to the applicability of Section 3(c)(6), and PMC has not sought a no-action letter from the SEC staff respecting its position. If PMC is ultimately unable to rely on the Section 3(c)(6) exemption due to a failure to meet the 25% of gross income test or to the extent that the SEC staff provides negative guidance regarding the applicability or scope of the exemption, we may be required to either (a) register as an investment company, or (b) substantially restructure our business, change our investment strategy and/or the manner in which we conduct our operations in order to qualify for another Investment Company Act exemption and avoid being required to register as an investment company, either of which could materially and adversely affect our business, financial condition, liquidity, results of operations, and ability to make distributions to our shareholders.

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

If PMC is required to register as an investment company, we would be required to comply with a variety of substantive requirements under the Investment Company Act that impose, among other things: limitations on capital structure; restrictions on specified investments; prohibitions on transactions with affiliates; compliance with reporting, record keeping, voting and proxy disclosure; and, other rules and regulations that would significantly increase our operating expenses. Further, if PMC was or is required to register as an investment company, PMC would be in breach of various representations and warranties contained in its credit and other agreements resulting in a default as to certain of our contracts and obligations. This could also subject us to civil or criminal actions or regulatory proceedings, or result in a court appointed receiver to take control of us and liquidate our business, any or all of which could have a material adverse effect on our business, financial condition, liquidity, results of operations, and ability to make distributions to our shareholders.

Rapid changes in the fair values of our investments may make it more difficult for us to maintain our REIT qualification or exclusion from the Investment Company Act.

If the fair value or income potential of our residential mortgage loans and other real estate-related assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exclusion from the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish, particularly given the illiquid nature of our investments. We may have to make investment decisions, including the liquidation of investments at a disadvantageous time or on unfavorable terms, that we otherwise would not make absent our REIT and Investment Company Act considerations, and such liquidations could have a material adverse effect on our business, financial condition, liquidity, results of operations, and ability to make distributions to our shareholders.

Risks Related to Taxation

Our failure to qualify as a REIT would result in higher taxes and reduced cash available for distribution to our shareholders.

We are organized and operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. If we were to lose our REIT status in any taxable year, corporate-level income taxes, including applicable state and local taxes, would apply to all of our taxable income at federal and state tax rates, and distributions to our shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn would have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT.

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

Currently, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs (at the end of each quarter). For taxable years beginning after December 31, 2017, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. We may potentially have to modify our activities or the capital structure of those TRSs in order to comply with the new limitation and maintain our qualification as a REIT. While we intend to manage our affairs so as to satisfy this requirement, there can be no assurance that we will be able to do so in all market circumstances and even if we are able to do so, compliance with this rule may reduce our flexibility in operating our business. Although a TRS is subject to U.S. federal, state and local income tax on its taxable income, we may from time to time need to make distributions of such after-tax income in order to keep the value of our TRS below 25% (or 20% for taxable years beginning after December 31, 2017) of our total assets. However, for purposes of one of the tests we must satisfy to qualify as a REIT, at least 75% of our gross income must in each taxable year generally be from real estate assets. While we monitor our compliance with both this income test and the limitation on the percentage of our assets represented by TRS securities, the two may at times be in conflict with one another. That is, it is possible that we may wish to distribute a dividend from a TRS in order to reduce the value of our TRS below 25% (20% for years beginning after December 31, 2017) of the required percentage of our assets, but be unable to do so without violating the requirement that 75% of our gross income in the taxable year be derived from real estate assets. There can be no assurance that we will be able to comply with either or both of these tests in all market conditions. Our inability to comply with both of these tests could have a material adverse effect on our business, financial condition, liquidity, results of operations, qualification as a REIT and ability to make distributions to our shareholders.

Ordinary dividends payable by REITs do not generally qualify for the reduced tax rates applicable to certain corporate dividends.

The Internal Revenue Code provides for a 20% maximum federal income tax rate for dividends paid by regular United States corporations to eligible domestic shareholders that are individuals, trusts or estates.  Dividends paid by REITs are generally not eligible for these reduced rates. While H.R. 1, commonly known as the 2017 Tax Cuts and Job Act (the “Tax Act”), which was enacted on December 22, 2017, generally may allow domestic shareholders to deduct from their taxable income one-fifth of the REIT ordinary dividends payable to them for taxable years beginning after December 31, 2017 and before January 1, 2026, the effective rate for such REIT dividends still remains higher than rates for regular corporate dividends paid to high-taxed individuals.  The more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive as a federal income tax matter than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the stock of REITs, including our common shares.

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

We are generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, which requirement we currently intend to satisfy. To the extent we satisfy the 90% distribution requirement but distribute less than 100% of our taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. We have not established a minimum distribution payment level, and our ability to make distributions to our shareholders may be materially and adversely affected by the risk factors discussed in this Report and any subsequent Quarterly Reports on Form 10-Q. Although we have made, and anticipate continuing to make, quarterly distributions to our shareholders, our board of trustees has the sole discretion to determine the timing, form and amount of any future distributions to our shareholders, and such determination will depend upon, among other factors, our historical and projected results of operations, financial condition, cash flows and liquidity, maintenance of our REIT qualification and other tax considerations, capital expenditure and other expense obligations, debt covenants, contractual prohibitions or other limitations and applicable law and such other matters as our board of trustees may deem relevant from time to time. Among the factors that could impair our ability to continue to make distributions to our shareholders are:

•	our inability to invest the net proceeds from our equity offerings;
•	our inability to make attractive risk-adjusted returns on our current and future investments;
•	non-cash earnings or unanticipated expenses that reduce our cash flow;
•	defaults in our investment portfolio or decreases in its value;
•	reduced cash flows caused by delays in repayment or liquidation of our investments; and
•	the fact that anticipated operating expense levels may not prove accurate, as actual results may vary from estimates.

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

In addition, pursuant to the Tax Act, we generally will be required to recognize certain amounts in income no later than the time such amounts are reflected on our financial statements filed with the SEC. The application of this rule may require the accrual of income with respect to mortgage loans, MBS, and other types of debt securities or interests in debt securities held by us, such as original issue discount or market discount, earlier than would be the case under other provisions of the Internal Revenue Code, although the precise application of this rule to our business is unclear at this time in various respects.

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

The Tax Act includes significant changes to the Internal Revenue Code, some of which will impact REITs, as well as REIT investors. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, changes in the taxation of individuals and other non-corporate taxpayers that generally but not universally reduce their taxes on a temporary basis subject to “sunset” provisions, the elimination or modification of various currently allowed deductions (including additional limitations on the deductibility of net operating losses, business interest and substantial limitation of the deduction for personal state and local taxes imposed on individuals), and preferential taxation of income (including REIT dividends) derived by non-corporate taxpayers from “pass-through” entities. It is possible that future technical corrections legislation, regulations and interpretive guidance in areas such as net interest expense deduction and revenue recognition might result in negative impacts on us or our shareholders. There may also be a substantial delay before such legislation is enacted and/or regulations are promulgated, increasing the uncertainty as to the ultimate effect of the Tax Act on us and our shareholders. Furthermore, limitations on the deduction of net operating losses may in the future cause us to make distributions that will be taxable to our shareholders to the extent of our current or accumulated earnings and profits in order to comply with the annual REIT distribution requirements. We could also be materially and adversely impacted indirectly by provisions in the Tax Act that affect the broader mortgage industry, such as the lower debt limit for mortgage interest deductions. To the extent that the Tax Act has an overall negative impact on our industry, such legislation could have a material adverse effect on our attractiveness as a REIT and our ability to make distributions to our shareholders.

We cannot predict how future changes in the tax laws might affect us or our shareholders. New legislation, Treasury regulations, administrative interpretations or court decisions could cause us to change our investments and commitments or significantly and negatively affect our ability to qualify as a REIT or the federal income tax consequences of such qualification.

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

Most of the distressed mortgage loans that we have acquired were acquired by us at a discount from their outstanding principal amount, because our pricing was generally based on the value of the underlying real estate that secures those mortgage loans.

Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides rules for determining what portion of the interest income from mortgage loans that are secured by both real and personal property is treated as “interest on obligations secured by mortgages on real property or on interests in real property.” Under the interest apportionment regulation, if a mortgage covers both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. The IRS issued Revenue Procedure 2011-16, which contains an example regarding the application of the interest apportionment regulation. The example interprets the “principal amount” of the loan to be the face amount of the loan, despite the Internal Revenue Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of December 31, 2017, we were not involved in any material legal actions, claims or proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed on the New York Stock Exchange (Symbol: PMT). As of February 20, 2018, our common shares were held by 24,499 beneficial holders. The following table sets forth the high and low sales prices (as reported by the New York Stock Exchange) for our common shares and the amount of cash dividends declared during the last two years:

For the year ended December 31, 2017

			Cash
	Stock		dividends
Period ended	High	Low	declared
March 31, 2017	$17.75	$16.37	$0.47
June 30, 2017	$18.33	$17.20	$0.47
September 30, 2017	$18.45	$16.54	$0.47
December 31, 2017	$17.74	$14.97	$0.47

For the year ended December 31, 2016

			Cash
	Stock		dividends
Period ended	High	Low	declared
March 31, 2016	$15.99	$11.21	$0.47
June 30, 2016	$16.23	$13.07	$0.47
September 30, 2016	$16.88	$14.80	$0.47
December 31, 2016	$17.21	$14.35	$0.47

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

Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the year ended December 31, 2017.

The following table provides information about our common share repurchases during the year ended December 31, 2017:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2017 – January 31, 2017	—	$—	—	$185,292
February 1, 2017 – February 28, 2017	—	$—	—	$185,292
March 1, 2017 – March 31, 2017	138,935	$16.60	138,935	$182,987
April 1, 2017 – April 30, 2017	—	$—	—	$182,987
May 1, 2017 – May 31, 2017	—	$—	—	$182,987
June 1, 2017 – June 30, 2017	—	$—	—	$182,987
July 1, 2017 – July 31, 2017	—	$—	—	$182,987
August 1, 2017 – August 31, 2017	97,658	$17.28	97,658	$181,299
September 1, 2017 – September 30, 2017	869,219	$16.95	869,219	$166,569
October 1, 2017 – October 31, 2017	30,000	$17.58	30,000	$166,041
November 1, 2017 – November 30, 2017	1,702,611	$15.48	1,702,611	$139,680
December 1, 2017 – December 31, 2017	2,808,919	$16.23	2,808,919	$94,094
	5,647,342	$16.15	5,647,342	$94,094

(a)

During 2015, our board of trustees authorized a common share repurchase program. Under the program, as amended, we may repurchase up to $300 million of our outstanding common shares. Under the program, we have discretion to determine the dollar amount of common shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The program does not have an expiration date. Amounts presented reflect balances as of the end of the applicable period.

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

The following table provides information as of December 31, 2017 concerning our common shares authorized for issuance under our equity incentive plan:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column(a))
Equity compensation plans approved by security holders(1)	692,875	$—	4,269,286
Equity compensation plans not approved by security holders(2)	—	—	—
Total	692,875	—	4,269,286

(1)	Represents our 2009 Equity Incentive Plan.
(2)	We do not have any equity plans that have not been approved by our shareholders.

Item 6.	Selected Financial Data

The following financial data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.” The table below presents, as of and for the dates indicated, selected historical financial information for us. The condensed consolidated statements of income data for the years ended December 31, 2017, 2016, and 2015 and the condensed consolidated balance sheets data at December 31, 2017, and 2016 have been derived from our audited financial statements included elsewhere in this Report. The condensed consolidated statements of income data for the years ended December 31, 2014 and 2013 and the condensed consolidated balance sheets data at December 31, 2015, 2014, and 2013 have been derived from our Company’s audited consolidated financial statements that are not included in this Report.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Condensed Consolidated Statements of Income:
Net investment income:
Net gain on investments	$96,384	$7,175	$53,985	$201,809	$207,758
Net gain on mortgage loans acquired for sale	74,516	106,442	51,016	35,647	98,669
Net mortgage loan servicing fees	69,240	54,789	49,319	37,893	32,791
Net interest income	43,805	72,354	76,637	86,759	57,640
Other	33,995	31,328	17,808	(5,367)	8,660
	317,940	272,088	248,765	356,741	405,518
Expenses:
Expenses payable to PennyMac Financial Services, Inc.	146,007	157,737	129,224	136,276	151,535
Other	47,387	52,588	46,237	41,001	39,348
	193,394	210,325	175,461	177,277	190,883
Income before provision for income taxes	124,546	61,763	73,304	179,464	214,635
Provision for (benefit from) income taxes	6,797	(14,047)	(16,796)	(15,080)	14,445
Net income	$117,749	$75,810	$90,100	$194,544	$200,190
Pre-tax income by segment:
Correspondent production	$42,938	$73,842	$36,390	$10,960	$35,679
Credit sensitive strategies	102,214	17,288	66,038	206,738	224,028
Interest rate sensitive strategies	22,683	14,041	20,516	23,371	13,462
Corporate	(43,289)	(43,408)	(49,640)	(61,605)	(58,534)
	$124,546	$61,763	$73,304	$179,464	$214,635
Condensed Consolidated Balance Sheets:
Investments:
Short-term investments	$18,398	$122,088	$41,865	$139,900	$92,398
Mortgage-backed securities at fair value	989,461	865,061	322,473	307,363	197,401
Mortgage loans acquired for sale at fair value	1,269,515	1,673,112	1,283,795	637,722	458,137
Mortgage loans at fair value (1)	1,089,473	1,721,741	2,555,788	2,726,952	2,818,445
Credit risk transfer agreement deposits and derivatives	687,507	465,669	147,593	—	—
Real estate acquired in settlement of loans (2)	162,865	274,069	341,846	303,228	148,080
Real estate held for investment	44,224	29,324	8,796	—	—
Excess servicing spread purchased from PFSI	236,534	288,669	412,425	191,166	138,723
Mortgage servicing rights	844,781	656,567	459,741	357,780	290,572
	5,342,758	6,096,300	5,574,322	4,664,111	4,143,756
Other assets	262,175	261,202	252,602	233,147	159,718
Total assets	$5,604,933	$6,357,502	$5,826,924	$4,897,258	$4,303,474
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreement	$3,225,374	$3,809,918	$3,128,780	$2,749,249	$2,039,003
Notes payable	—	275,106	236,015	—	—
Exchangeable senior notes	247,186	246,089	245,054	244,079	243,159
Asset-backed financing of a VIE at fair value	307,419	353,898	247,690	165,920	165,415
Other	7,070	4,114	183,000	—	226,580
	3,787,049	4,689,125	4,040,539	3,159,248	2,674,157
Other liabilities	273,299	317,263	290,272	159,838	162,203
Total liabilities	4,060,348	5,006,388	4,330,811	3,319,086	2,836,360
Shareholders' equity	1,544,585	1,351,114	1,496,113	1,578,172	1,467,114
Total liabilities and shareholders' equity	$5,604,933	$6,357,502	$5,826,924	$4,897,258	$4,303,474
Per Common Share Data:
Earnings:
Basic	$1.53	$1.09	$1.19	$2.62	$3.13
Diluted	$1.48	$1.08	$1.16	$2.47	$2.96
Cash dividends:
Declared	$1.88	$1.88	$2.16	$2.40	$2.87
Paid	$1.88	$1.88	$2.30	$2.38	$2.28
Year-end:
Share price	$16.07	$16.37	$15.26	$21.09	$23.42
Book value	$20.13	$20.26	$20.28	$21.18	$20.82

(1)	Includes mortgage loans at fair value, mortgage loans under forward purchase agreements at fair value and mortgage loans at fair value held by variable interest entity.
(2)	Includes real estate acquired in settlement of loans and real estate acquired in settlement of loans under forward purchase agreements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. We have pursued this objective largely by investing in distressed mortgage assets and acquiring, pooling and selling newly originated prime credit quality residential mortgage loans (“correspondent production”) and retaining the mortgage servicing rights (“MSRs”) created in such sales. In 2015, we began investing in credit risk transfer agreements (“CRT Agreements”) on certain of the mortgage loans acquired through our correspondent production activity. Our assets are transitioning away from distressed mortgage loans to investments obtained through our correspondent production such as CRT Agreements and MSRs. We have also invested in excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”), mortgage-backed securities (“MBS”), and commercial real estate loans that finance multifamily and other commercial real estate.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Most of our mortgage loan portfolio is serviced by PLS.

During the year ended December 31, 2017, we purchased newly originated prime credit quality mortgage loans with fair values totaling $66.7 billion, as compared to $66.1 billion for the same period in 2016, in furtherance of our correspondent production business. To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the “VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS under such arrangement, and earn interest income on the mortgage loan for the period we hold the mortgage loan prior to the sale to PLS. During the year ended December 31, 2017, we received sourcing fees totaling $12.1 million, relating to $40.6 billion in UPB of mortgage loans that we sold to PLS. During the year ended December 31, 2017, we received MSRs with fair values at initial recognition totaling $290.3 million and held MSRs with a carrying value totaling $844.8 million at December 31, 2017.

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in GSE credit risk. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed mortgage loans. During the year ended December 31, 2017, we made investments in CRT Agreements totaling $152.6 million, and held CRT-related investments (composed of restricted cash and derivative financial instruments) totaling $687.5 million at December 31, 2017.

We have invested in distressed mortgage loans through direct acquisitions of mortgage loan portfolios from institutions such as banks and mortgage companies. We seek to maximize the fair value of the distressed mortgage loans that we acquired using means that are appropriate for the particular loan, including both proprietary and nonproprietary loan modification programs, special servicing and other initiatives focused on avoiding foreclosure, when possible. When we are unable to effect a cure for a mortgage loan delinquency, our objective is timely acquisition and/or liquidation of the property securing the mortgage loan through the use, in part, of short sales and deed-in-lieu-of-foreclosure programs. We may elect to hold certain real estate acquired in settlement of loans (“REO”) as income-producing properties for extended periods as a means of maximizing our returns on such properties.  In addition to individual loan and property resolutions, we consider bulk sale opportunities from our existing distressed portfolio investments. During the year ended December 31, 2017, we did not acquire distressed mortgage loans. During the year ended December 31, 2017, we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $749.1 million including bulk sales totaling $415.2 million in fair value of distressed mortgage loans.

We also participate in other mortgage-related activities, including:

•	Acquisition of REIT-eligible mortgage-backed or mortgage-related securities. We held MBS with fair values totaling $989.5 million at December 31, 2017.
•

Acquisition of ESS relating to MSRs held by PFSI. During the year ended December 31, 2017, we did not purchase any ESS from PFSI. However, pursuant to a recapture agreement with PLS we received ESS with fair value totaling $5.2 million. We held ESS with a fair value totaling $236.5 million at December 31, 2017.

•

Acquisition of multifamily mortgage loans. During the year ended December 31, 2017, we acquired $69.2 million in fair value of multifamily mortgage loans. At December 31, 2017, we held $9.9 million at fair value of such mortgage loans and other commercial real estate loans.

•

To the extent that we transfer correspondent production loans into private label securitizations, retention of a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Our board of trustees has authorized a repurchase program under which we may repurchase up to $300 million of our outstanding common shares. During the year ended December 31, 2017, we repurchased approximately 5.6 million common shares at a cost of $91.2 million. We have repurchased a cumulative total of 14.1 million common shares at a cost of $205.9 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Fair value

Our financial statements include assets and liabilities that are measured based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether our Manager has elected to carry them at fair value. We group financial statement items measured at or based on fair value in three levels based on the markets in which the assets are traded and the observability of the inputs used to determine fair value. These levels are:

		At December 31, 2017
Level	Description	Carrying value of assets measured(1)	% total assets	% shareholders' equity
		(in thousands)
Level 1:	Prices determined using quoted prices in active markets for identical assets or liabilities.	$19,054	0%	1%
Level 2:	Prices determined using other significant observable inputs. Observable inputs are inputs that other market participants would use in pricing an asset or liability and are developed based on market data obtained from sources independent of us. These may include quoted prices for similar assets or liabilities, interest rates, prepayment speeds, credit risk and others.	2,579,781	46%	167%
Level 3:	Prices determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable, unobservable inputs may be used. Unobservable inputs reflect our Manager’s judgments about the factors that market participants use in pricing an asset or ability, and are based on the best information available in the circumstances.	2,172,219	39%	141%
	Total assets measured at or based on fair value	$4,771,054	85%	309%
	Total assets	$5,604,933
	Total shareholders’ equity	$1,544,585

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

Our consolidated balance sheet is substantially comprised of assets that are measured at or based on their fair values. At December 31, 2017, $3.8 billion or 68% of our total assets were carried at fair value and $960.4 million or 17% were carried based on their fair values (consisting of REO, real estate held for investment and certain of our MSRs, all of which are carried at the lower of cost or fair value). Of these assets carried at or based on fair value, $2.2 billion or 39% of total assets are measured using “Level 3” fair value inputs – significant inputs that are difficult to observe due to illiquidity of the markets in which the assets are traded. Changes in inputs to measurement of these financial statement items can have a significant effect on the amounts reported for these items including their reported balances and their effects on our net income.

As a result of the difficulty in observing certain significant valuation inputs affecting “Level 3” fair value assets and liabilities, our Manager is required to make judgments regarding these items’ fair values. Different persons in possession of the same facts may reasonably arrive at different conclusions as to the inputs to be applied in estimating the fair value of these fair value assets and liabilities and their fair values. Likewise, due to the general illiquidity of some of these fair value assets and liabilities, subsequent transactions may be at values significantly different from those reported.

Because the fair value of “Level 3” fair value assets and liabilities is difficult to estimate, our Manager’s valuation process is conducted by specialized staffs and receives significant executive management oversight. Our Manager has assigned the responsibility for estimating the fair values of our “Level 3” fair value assets and liabilities, except for interest rate lock commitments (“IRLCs”), to its Financial Analysis and Valuation group (the “FAV group”). Our Manager’s FAV group submits the results of its valuations to PCM’s valuation committee, which oversees and approves the fair values that are included in our periodic financial statements. During 2017, PCM’s valuation committee included PFSI’s executive chairman, chief executive, chief financial, chief enterprise operations, chief risk and deputy chief financial officers.

The fair value of our IRLCs is developed by our Manager’s Capital Markets Risk Management staff and is reviewed by our Manager’s Capital Markets Operations group in the exercise of their internal control activities.

Following is a discussion relating to our Manager’s approach to measuring the assets and liabilities that are most affected by “Level 3” fair value estimates.

Mortgage Loans

We carry mortgage loans at their fair values. We recognize changes in the fair value of mortgage loans in current period income as a component of Net gain (loss) on investments. Our Manager estimates fair value of mortgage loans based on whether the mortgage loans are saleable into active markets with observable pricing.

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

A shift in the market for “Level 3” fair value mortgage loans or a change in our Manager’s assessment of an input to the valuation of such fair value mortgage loans can have a significant effect on the fair value of our mortgage loans at fair value and in our income for the period. Our Manager believes that the fair value of distressed mortgage loans is most sensitive to changes in underlying property values. Following is a summary of the effect on fair value of changes to the property value inputs used by our Manager to make its fair value estimates as of December 31, 2017:

Effect on fair value of a change in property value
Shift in input	Effect on fair value
(in thousands)
5%	$16,949
10%	$32,005
15%	$45,380
(5%)	$(19,099)
(10%)	$(40,570)
(15%)	$(64,780)

Excess Servicing Spread

We acquire the right to receive the ESS cash flows relating to certain MSRs over the life of the underlying mortgage loans. We carry our investment in ESS at fair value. We record changes in the fair value of ESS in Net gain (loss) on investments.

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

A shift in the market for ESS or a change in our Manager’s assessment of an input to the valuation of ESS can have a significant effect on the fair value of ESS and in our income for the period. We believe that the most significant “Level 3” fair value inputs to the valuation of ESS are the pricing spread (discount rate) and prepayment speed. Following is a summary of the effect on fair value of various changes to these inputs on our fair value estimates as of December 31, 2017:

	Effect on excess servicing spread of a change in input value
Shift in input	Pricing spread	Prepayment speed
	(in thousands)
5%	$(1,997)	$(5,359)
10%	$(3,962)	$(10,500)
20%	$(7,798)	$(20,177)
(5%)	$2,031	$5,590
(10%)	$4,096	$11,427
(20%)	$8,330	$23,901

Derivative Assets

Interest Rate Lock Commitments

Our net gain on mortgage loans acquired for sale includes our estimates of gains or losses we expect to realize upon the sale of mortgage loans we have committed to purchase but have not yet purchased or sold. Therefore, we recognize a substantial portion of our net gain on mortgage loans acquired for sale at fair value before we purchase the mortgage loan. In the course of our correspondent production activities, we make contractual commitments to correspondent sellers to purchase mortgage loans at specified terms. We call these commitments IRLCs. We recognize the fair value of IRLCs at the time we make the commitment to the correspondent seller and adjust the fair value of such IRLCs during the time the IRLC is outstanding.

We carry IRLCs as either derivative assets or derivative liabilities on our consolidated balance sheet. The fair value of IRLCs is transferred to the fair value of mortgage loans acquired for sale at fair value when the mortgage loan is funded.

An active, observable market for IRLCs does not exist. Therefore, our Manager measures the fair value of IRLCs using methods and inputs it believes that market participants use in pricing IRLCs. Our Manager estimates the fair value of an IRLC based on quoted Agency MBS prices, its estimates of the fair value of the MSRs we expect to receive in the sale of the mortgage loans and the probability that the mortgage loan will be purchased as a percentage of the commitment we have made (the “pull-through rate”).

Pull-through rates and MSR fair values are based on our Manager’s estimates as these inputs are difficult to observe in the mortgage marketplace. Changes in our Manager’s estimate of the probability that a mortgage loan will fund and changes in mortgage market interest rates are recognized as IRLCs move through the purchase process and may result in significant changes in the estimates of the fair value of the IRLCs. Such changes are reflected in the change in fair value of IRLCs which is a component of our Net gain on mortgage loans acquired for sale in the period of the change. The financial effects of changes in the pull-through rates and MSR fair values generally move in different directions. Increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value but increase the pull-through rate for the principal and interest payment portion of the mortgage loans that decrease in fair value.

A shift in the market for IRLCs or a change in our Manager’s assessment of an input to the valuation of IRLCs can have a significant effect on the amount of gain on sale of mortgage loans acquired for sale for the period. Our Manager believes that the fair value of IRLCs is most sensitive to changes in pull-through rate inputs. Following is a quantitative summary of the effect of changes in pull-through inputs on the fair value of IRLCs at December 31, 2017:

Effect on fair value of a change in pull-through rate
Shift in input (1)	Effect on fair value
(in thousands)
5%	$149
10%	$281
20%	$501
(5%)	$(261)
(10%)	$(522)
(20%)	$(1,044)

(1)	Pull-through rate adjustments for individual loans are limited to adjustments that will increase the individual loan’s pull-through rate to 100%.

Credit Risk Transfer Agreements

We have entered into CRT Agreements with Fannie Mae, pursuant to which we sell pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining recourse obligations as part of the retention of an interest-only ownership interest in such mortgage loans. We carry the derivative asset relating to this transaction at fair value and recognize changes in the derivative’s fair value in Net gain (loss) on investments in the consolidated statements of income.

A shift in the market for CRT Agreements or a change in our Manager’s assessment of an input to the valuation of CRT Agreements can have a significant effect on the fair value of CRT Agreements and in our income for the period. We believe that the most significant “Level 3” fair value input to the valuation of CRT Agreements is the pricing spread (discount rate).

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements as of December 31, 2017:

Effect on fair value of a change in pricing spread input
Shift in input (in basis points)	Effect on fair value
(in thousands)
25	$(12,333)
50	$(24,425)
100	$(48,002)
(25)	$12,477
(50)	$25,204
(100)	$51,322

Real Estate Acquired in Settlement of Loans

We measure REO based on its fair value on a nonrecurring basis and carry REO at the lower of cost or fair value. Our Manager determines the fair value of REO by using a current estimate of fair value from a broker’s price opinion, a full appraisal or the price given in a current contract of sale of the property. We record changes in fair value and gains and losses on sale of REO in the consolidated statement of income under the caption Results of real estate acquired in settlement of loans.

Mortgage Servicing Rights

MSRs represent the value of a contract that obligates us to service the mortgage loans on behalf of the owner of the loan in exchange for servicing fees and the right to collect certain ancillary income from the borrower. We initially recognize MSRs at our Manager’s estimate of the fair value of the contract to service the loans.

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

Beginning January 1, 2018, the Company will account for MSRs at fair value. The manager determined that a single accounting treatment across all MSRs is consistent with lender valuation under financing arrangements and simplifies hedging activities. As the result of this change in accounting, the Company will record an increase in MSRs totaling $19.6 million, an increase in deferred tax liability totaling $5.3 million and an increase in shareholders’ equity totaling $14.4 million.

As economic fundamentals influencing the underlying mortgage loans and market demand for MSRs change, our Manager’s estimate of the fair value of our MSRs will also change. As a result, we will record changes in fair value for MSRs as the asset’s fair value changes. Changes in fair value of MSRs are recognized as a component of Net mortgage loan servicing fees.

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

Our Manager also evaluates MSRs accounted for using the amortization method for impairment with reference to the assets’ fair value at the reporting date. Impairment occurs when the current fair value of the MSR falls below the asset’s amortized cost. If MSRs are impaired, the impairment is recognized in current period income and the carrying value of the MSRs is adjusted through a valuation allowance. If the fair value of impaired MSRs subsequently increases, we recognize the increase in fair value in current period income and, through a reduction in the valuation allowance, adjust the carrying value of the MSRs to a level not in excess of amortized cost.

When evaluating MSRs for impairment, our Manager stratifies the assets by predominant risk characteristic including loan type (fixed-rate or adjustable-rate) and note interest rate. We stratify fixed-rate mortgage loans into note interest rate pools of 50 basis points for note interest rates between 3.0% and 4.5% and a single pool for note interest rates below 3%. We evaluate adjustable-rate mortgage loans with initial interest rates of 4.5% or less in a single pool.

We periodically review the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum is likely to recover. When our Manager concludes that recovery of the fair value is unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value is charged to the valuation allowance.

Amortization and impairment of MSRs accounted for using the amortization method are included in current period income as a component of Net mortgage loan servicing fees.

MSRs Accounted for at Fair Value

We include changes in fair value of MSRs accounted for at fair value in current period income as a component of Net mortgage loan servicing fees.

A shift in the market for MSRs or a change in our Manager’s assessment of an input to the valuation of MSRs can have a significant effect on the fair value of MSRs and in our income for the period. Our Manager believes the most significant “Level 3” fair value inputs to the valuation of MSRs are the pricing spread (discount rate), prepayment speed and annual per-loan cost of servicing. Following is a summary of the effect on fair value of various changes to these key inputs that our Manager uses in making its fair value estimates as of December 31, 2017:

	Effect on fair value of MSRs of a change in input value
Shift in input	Pricing spread	Prepayment speed	Servicing cost
	(in thousands)
5%	$(13,195)	$(14,221)	$(6,465)
10%	$(26,007)	$(27,947)	$(12,929)
20%	$(50,541)	$(54,020)	$(25,859)
(5%)	$13,595	$14,743	$6,465
(10%)	$27,606	$30,039	$12,929
(20%)	$56,949	$62,423	$25,859

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

Critical Accounting Policies Not Tied to Fair Value

Liability for Representations and Warranties

We record a provision for losses relating to our representations and warranties as part of our mortgage loan sale transactions. The method we use to estimate the liability for representations and warranties is a function of the representations and warranties made to the buyers of our mortgage loans and considers a combination of factors, including, but not limited to, estimated future default and mortgage loan repurchase rates, the potential severity of loss in the event of default and the probability of reimbursement by the correspondent seller who sold the mortgage loan to us. We establish a liability at the time we sell the mortgage loans to the investors and periodically update our liability estimate.

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

As economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as the mortgage market and general economic conditions affect our correspondent sellers, the level of repurchase activity and ensuing losses will change and such changes may be material to us. As a result of these changes, we adjust the estimate of our liability for representations and warranties. Such adjustments may be material to our financial condition and net income.

Consolidation-Variable Interest Entities

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

For our financial reporting purposes, the underlying assets owned by the securitization VIEs that we consolidate are shown under Mortgage loans at fair value, Derivative assets and Deposits securing credit risk transfer agreements on our consolidated balance sheets. As it relates to the VIE that holds mortgage loans we have securitized, the securities issued to third parties by the consolidated VIE are classified as secured borrowings and are shown as Asset-backed financing of a variable interest entity at fair value on our consolidated balance sheets. We include the interest earned on the loans held by the VIE in Interest income and interest attributable to the asset-backed securities issued by the VIE in Interest expense in our consolidated income statements. Gains and losses relating to mortgage loans held in a consolidated VIE and the associated asset-backed financing are included in Net gain on investments.

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

H.R. 1, known as the Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act reduces the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.  We re-measured our TRS’ deferred tax assets and liabilities and recorded a tax benefit of $13.0 million to our income tax expense in the quarter and year ended December 31, 2017.

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

Accounting Developments

Refer to Note 33 - Recently Issued Accounting Pronouncements to our consolidated financial statements for a discussion of recent accounting developments and the expected effect of these developments on us.

Non-Cash Income

Net investment income includes non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in mortgage loan sale transactions, and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by GAAP, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, ESS and derivatives), a portion of our MSRs, our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Net gain (loss) on investments:
Mortgage-backed securities	$5,498	$(13,168)	$(5,224)
Mortgage loans:
at fair value	(5,711)	(8,342)	70,988
at fair value held in a variable interest entity	4,266	(1,748)	(10,663)
ESS	(14,530)	(17,394)	3,239
CRT Agreements	71,997	11,202	(1,238)
Asset-backed financing of a VIE	(3,426)	3,238	4,260
	58,094	(26,212)	61,362
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	290,309	275,092	154,474
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(3,147)	(3,254)	(5,771)
Reduction in liability due to change in estimate	9,679	7,564	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	855	(869)	(1,015)
Mortgage loans acquired for sale	5,879	(1,846)	(2,977)
Hedging derivatives	(15,957)	19,347	961
	287,618	296,034	145,672
Net loan servicing fees—MSR valuation adjustments	(15,638)	(5,938)	(2,917)
Net interest income:
Capitalization of interest pursuant to mortgage loan modifications	30,795	84,820	57,754
Accrual of unearned discounts and amortization of premiums on MBS, mortgage loans and asset-backed financing	(5,703)	(1,766)	719
	25,092	83,054	58,473
	$355,166	$346,938	$262,590
Net investment income	$317,940	$272,088	$248,765
Non-cash items as a percentage of net investment income	112%	128%	106%

Cash is generated when mortgage loan investments are paid down, paid off or sold, when payments of principal and interest occur on such mortgage loans or when the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our provision for representations and warranties when we repurchase mortgage loans or settle loss claims from investors. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade. Cash is generated with respect to CRT Agreements through a portion of both the interest payments collected on mortgage loans in the CRT Agreements’ reference pools and the deposits securing the agreements that is released as principal on such mortgage loans is repaid.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan and REO investments, net gain in fair value that we accumulated over the period during which we owned such investments liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Year ended December 31,
	2017			2016			2015
	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (1)	Net gain on liquidation (2)
	(in thousands)
Mortgage loans	$101,253	$11,010	$3,254	$142,301	$17,805	$4,739	$216,904	$22,953	$10,176
REO	171,293	(19,125)	11,203	234,629	(7,631)	17,075	240,833	3,026	21,254
	272,546	(8,115)	14,457	376,930	10,174	21,814	457,737	25,979	31,430
Distressed mortgage loan sales (3)	415,157	50,949	1,790	483,813	86,720	92	—	—	—
	$687,703	$42,834	$16,247	$860,743	$96,894	$21,906	$457,737	$25,979	$31,430

(1)	Represents valuation gains and losses recognized during the period we held the respective asset but excludes the gain or loss recorded upon sale or repayment of the respective asset.
(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.
(3)	Excludes $14.8 million in proceeds received during the year ended December 31, 2017 from the sale of seasoned performing loans originally acquired in our correspondent production business.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $31.8 million, $37.3 million and $17.3 million for assets liquidated during the years ended December 31, 2017, 2016 and 2015, respectively.

Results of Operations

During the year ended December 31, 2017, certain states were impacted by hurricanes, primarily in Texas, Florida and Georgia. A portion of our investments are secured by or otherwise tied to real estate in government-declared disaster areas affected by these events. We have evaluated the effect of these events on our assets, including the valuation of our MSRs and CRT Agreements, based on the information that is currently available to us. With respect to our MSRs, we have concluded that most of our loss exposure is addressed by borrower hazard insurance and the Agency guarantees relating to the affected loans. With respect to our CRT Agreements, we initially recorded reductions in the fair value of such investments due to reductions in fair value of similar investments. By December 31, 2017, however, we believe that these fair value reductions have reversed. During 2017, we incurred increased delinquency-based servicing fee expense to address hurricane-related increases in delinquencies in the affected areas, and we expect this elevated level of expense to continue into 2018. Our CRT Agreements may absorb greater losses as a result of the increased delinquencies. However, we do not expect significant negative effects on our future earnings as a result of these events.

The following is a summary of our key performance measures:

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per common share amounts)
Net investment income	$317,940	$272,088	$248,765
Expenses	(193,394)	(210,325)	(175,461)
(Provision for) benefit from income taxes	(6,797)	14,047	16,796
Net income	117,749	75,810	90,100
Dividends on preferred shares	15,267	—	—
Net income attributable to common shareholders	$102,482	$75,810	$90,100
Pre-tax income (loss) by segment:
Correspondent production	$42,938	$73,842	$36,390
Credit sensitive strategies	102,214	17,288	66,038
Interest rate sensitive strategies	22,683	14,041	20,516
Corporate	(43,289)	(43,408)	(49,640)
	$124,546	$61,763	$73,304
Return on average common shareholder's equity	7.8%	5.4%	5.9%
Earnings per common share:
Basic	$1.53	$1.09	$1.19
Diluted	$1.48	$1.08	$1.16
Dividends per common share:
Declared	$1.88	$1.88	$2.16
Paid	$1.88	$1.88	$2.30
Per common share closing prices:
During the year:
High	$18.45	$17.21	$22.99
Low	$14.97	$11.21	$14.42
At year end	$16.07	$16.37	$15.26

At year end:
Total assets	$5,604,933	$6,357,502	$5,826,924
Book value per common share	$20.13	$20.26	$20.28

During the year ended December 31, 2017, we recorded net income of $117.7 million, or $1.48 per diluted share. Our net income for the year ended December 31, 2017 reflects net gain on investments of $96.4 million, supplemented by net gain on mortgage loans acquired for sale of $74.5 million, net mortgage loan servicing fees of $69.2 million, and net interest income of $43.8 million.

During the year ended December 31, 2016, we recorded net income of $75.8 million, or $1.08 per diluted share. Our net income for the year ended December 31, 2016 reflects net gain on mortgage loans acquired for sale of $106.4 million, net interest income of $72.4 million, net mortgage loan servicing fees of $54.8 million, and net gain on investments totaling $7.2 million.

During the year ended December 31, 2015, we recorded net income of $90.1 million, or $1.16 per diluted share. Our net income for the year ended December 31, 2015 reflects net interest income of $76.6 million, net gain on mortgage loans acquired for sale of $51.0 million, net mortgage loan servicing fees of $49.3 million, and net gain on investments totaling $54.0 million.

Our net income increased during the year ended December 31, 2017, as compared to the same period in 2016, primarily due to an increase in pretax income in our credit sensitive strategies segment of $84.9 million. During the year ended December 31, 2017, our credit sensitive strategies segment recognized net investment income totaling $133.4 million, an increase of $67.1 million from $66.3 million during the same period in 2016, primarily due to gains from our investments in CRT Agreements which reflects both growth in our investment in CRT Agreements and a tightening of credit spreads (credit spreads represent the yield premium demanded by investors for securities similar to CRT Agreements as compared to a U.S. Treasury security).

In our correspondent production activities, our net investment income decreased by $36.5 million during the year ended December 31, 2017, as compared to the same period in 2016, from $168.5 million to $132.0 million. Our net gain on mortgage loans acquired for sale decreased due to tightening gain on sale margins, resulting from a smaller mortgage market size. However, we maintained our mortgage loan production volume in a smaller mortgage market through the continued growth of our correspondent seller network.

Our net income decreased during 2016 as compared to 2015, primarily due to a decrease in pretax income in our credit sensitive strategies segment of $48.8 million, or 74%, from $66.0 million pretax income to $17.3 million. During 2016, we recognized net investment income totaling $7.2 million from our investment activities, a decrease of $46.8 million, or 87%, from $54.0 million during 2015. Our average investment portfolio was approximately $3.0 billion during 2016, a decrease of $408.4 million, or 11%, over 2015.

In our correspondent production activities, our net investment income increased during 2016 compared to 2015 by $68.8 million, or 69%, from $100.0 million to $168.7 million. Our net gain on mortgage loans acquired for sale increased due to both the increase in mortgage loan volume sold to nonaffilitates and higher margins, both of which were driven by an increased market size and a larger number of approved originators selling mortgage loans to us.

Net Investment Income

During the year ended December 31, 2017, we recorded net investment income of $317.9 million, comprised primarily of $96.4 million of net gain on investments, $74.5 million of net gain on mortgage loans acquired for sale, $69.2 million of net loan servicing fees, $43.8 million of net interest income, and $40.2 million of mortgage loan origination fees, partially offset by $15.0 million of losses from results of REO.

During the year ended December 31, 2016, we recorded net investment income of $272.1 million, comprised primarily of $106.4 million of net gain on mortgage loans acquired for sale, $72.4 million of net interest income, $54.8 million of net loan servicing fees, $42.0 million of loan origination fees and $7.2 million of net gain on investments, partially offset by $19.1 million of losses from results of REO.

During the year ended December 31, 2015, we recorded net investment income of $248.8 million, comprised primarily of $76.6 million of net interest income, supplemented by $54.0 million of net gain on investments, $51.0 million of net gain on mortgage loans acquired for sale, $49.3 million of net loan servicing fees, and $28.7 million of loan origination fees, partially offset by $19.2 million of losses from results of REO.

Net Gain (Loss) on Investments

Net gain on investments is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$5,498	$(13,168)	$(5,224)
Mortgage loans at fair value:
Distressed	(684)	(3,504)	81,133
Held in a VIE	4,266	(1,748)	(10,663)
CRT Agreements	123,728	32,500	593
Asset-backed financings of a VIE at fair value	(3,426)	3,238	4,260
Hedging derivatives	(18,468)	7,251	(19,353)
	110,914	24,569	50,746
From PFSI—ESS	(14,530)	(17,394)	3,239
	$96,384	$7,175	$53,985

The increase in net gain on investments during 2017, as compared to 2016, was caused primarily by increased gains from our CRT Agreements during 2017, as compared to 2016. The increase in gains from CRT Agreements reflects both an increased investment in the agreements and tighter credit spreads.

The decrease in net gain on investments during 2016, as compared to 2015, was caused primarily by losses in our mortgage loans at fair value. The change reflects lower actual appreciation versus expectations of home values collateralizing the mortgage loans, increased capitalization of interest on mortgage loan modifications which reduces mortgage loan valuation gains, and reduced cash flow expectations relating to certain of our nonperforming loans and less appreciation on our reperforming mortgage loans. The reduced cash flow expectations largely resulted from expectations for longer liquidation periods with the attendant increased holding costs during the collection period and a reduction in expected liquidation proceeds. These reduced gains were partially offset by gains from our CRT Agreements and hedging derivatives gains during 2016, as compared to 2015.

Mortgage-Backed Securities

During 2017, we recognized net valuation gains on MBS of $5.5 million, as compared to losses of $13.2 million during 2016. The gains we recorded during 2017 reflect the effects of more stable mortgage interest rates during 2017 on a larger average portfolio balance of MBS as compared to 2016, when interest rates rose significantly at the end of the year.

During the year ended December 31, 2015, we recognized net valuation losses on MBS of $5.2 million. The losses we recorded reflect the effects of increasing mortgage interest rates through 2015, which negatively affect the fair value of MBS.

Mortgage Loans at Fair Value – Distressed

Net (losses) gains on our investment in distressed mortgage loans at fair value are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Valuation changes:
Performing loans	$30,721	$(20,443)	$19,850
Nonperforming loans	(36,432)	12,101	51,138
	(5,711)	(8,342)	70,988
Gain on payoffs	3,101	4,229	10,224
Gain (loss) on sale	1,926	609	(79)
	$(684)	$(3,504)	$81,133
Average portfolio balance	$1,152,930	$1,731,638	$2,231,259
Interest and fees capitalized	$30,795	$84,820	$57,754
Number of mortgage loans relating to gain recognized on payoffs	325	462	871
UPB of mortgage loans relating to gain recognized on payoffs	$104,337	$139,481	$219,754
Number of mortgage loans relating to gain/(loss) recognized on sales	1,767	2,102	37
UPB of mortgage loans relating to gain/(loss) recognized on sales	$546,089	$580,648	$5,843

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $5.7 million in the year ended December 31, 2017, as compared to losses of $8.3 million for the year ended December 31, 2016 and gains of $71.0 million for the year ended December 31, 2015. We recognize estimated gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains and losses on sales represent settlement adjustments realized at the date of sale.

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB. Loan modifications typically include capitalization of delinquent interest on such mortgage loans.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. The interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the year ended December 31, 2017, we capitalized interest totaling $30.8 million, as compared to $84.8 million for the year ended December 31, 2016.

Following is a summary of interest capitalized in mortgage loan modifications:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Amount capitalized	$30,795	$84,820	$57,754
UPB of mortgage loans before interest capitalization	$309,703	$372,626	$250,869

Valuation gains on performing mortgage loans increased during the year ended December 31, 2017, as compared to 2016, due to strong observed market activity during the year for portfolios with similar performance characteristics and lower valuation losses offsetting interest capitalized in modifications. Valuation losses on the nonperforming mortgage loans increased during the year ended December 31, 2017, as compared to 2016, as expectations regarding the amount and timing of cash flows on the remaining population of loans have decreased and are expected to take longer to realize.

Gains on nonperforming mortgage loans decreased during 2016, as compared to 2015. The reduction in such gain was due to: (1) smaller increases in our expectations of future cash flows relating to certain of these mortgage loans as a result of lower appreciation versus expectations of the underlying collateral values; (2) reduced cash flow expectations relating to certain of our nonperforming loans during 2016, as compared to 2015; and (3) the effects of our liquidation efforts on our investment in nonperforming loans.  Our investment in nonperforming mortgage loans decreased by $480.0 million, or 39%, from $1.2 billion in fair value at December 31, 2015, to $743.0 million at fair value in December 31, 2016.  The reduced cash flow expectations largely result from expectations for longer liquidation periods with the attendant increased holding costs during the collection period and a reduction in expected liquidation proceeds.

Our disposition strategy includes identification of the most financially beneficial resolutions. Such resolutions may include sale of the mortgage loan, modification or acquisition of the property securing the distressed mortgage loan. Absent sale of mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such mortgage loan. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, payoffs or acquisition of the property securing the mortgage loans and liquidation of the property in the event the borrower subsequently defaults.

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

The following tables present a summary of mortgage loan modifications completed:

	Year ended December 31,
	2017		2016		2015
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	739	$209,167	824	$221,543	685	$179,169
Term extension	885	$272,607	1,244	$350,530	805	$213,710
Capitalization of interest and fees	1,039	$309,703	1,323	$372,626	952	$250,869
Principal forbearance	574	$190,419	453	$136,360	201	$60,208
Principal reduction	353	$110,110	748	$221,685	519	$140,340
Total (1)	1,039	$309,703	1,323	$372,626	952	$250,869
Defaults of mortgage loans modified in the prior year		$59,410		$33,895		$50,838
As a percentage of relevant balance of loans before modification		30%		19%		16%
Defaults during the period of mortgage loans modified since acquisition (3)		$89,664		$72,878		$71,174
As a percentage of relevant balance of loans before modification		29%		22%		15%
Repayments and sales of mortgage loans modified in the prior year		$192,283		$109,076		$12,879
As a percentage of relevant balance of loans before modification		52%		44%		3%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Year ended December 31,
	2017		2016		2015
	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$298	$327	$282	$304	$264	$278
Remaining term (months)	375	460	342	456	327	437
Interest rate	4.09%	2.97%	4.72%	3.37%	5.21%	3.42%
Forbeared principal	$28	$39	$19	$22	$—	$10

CRT Agreements

The activity in and balances relating to our CRT Agreements is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$14,529,548	$11,190,933	$4,602,507
Deposits of cash securing CRT Agreements	$152,641	$306,507	$147,446
Increase in unfunded commitments to fund Deposits securing credit risk transfer agreements resulting from sale of mortgage loans	$390,362	$92,109	$—
Interest earned on Deposits securing CRT Agreements	$4,291	$930	$—
Gains recognized on CRT Agreements included in: Net gain (loss) on investments:
Realized	$51,731	$21,298	$1,831
Resulting from valuation changes	83,030	15,316	(1,238)
	134,761	36,614	593
Change in fair value of interest-only security payable at fair value	(11,033)	(4,114)	—
	$123,728	$32,500	$593
Payments made to settle losses	$1,396	$90	$—
At year end:
UPB of mortgage loans subject to Recourse Obligations	$26,845,392	$14,379,850
Carrying value of investments in CRT Agreements (1)	$687,507	$465,669
Commitments to fund Deposits securing CRT Agreements	$482,471	$92,109

(1)	Carrying value of investments in CRT Agreements includes Deposits of cash securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to growth in the portfolio of mortgage loans subject to CRT Agreements during 2017 as compared to 2016 and the effect of credit spread decreases during 2017 on the fair value of the derivative assets included in the CRT Agreements.

ESS Purchased from PFSI

We recognized fair value losses relating to our investment in ESS totaling $14.5 million during 2017, as compared to fair value losses totaling $17.4 million during 2016. Losses recognized during 2017 reflect the effects of volatile interest rates and a flattening yield curve during 2017, partially offset by a decreasing investment in ESS. Our average investment in ESS decreased from $317.9 million during 2016 to $264.9 million during 2017.

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

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(209,898)	$(229,743)	$(84,489)
Hedging activities	(15,288)	30,927	(17,742)
	(225,186)	(198,816)	(102,231)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	290,309	275,092	154,474
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loan sales	(3,147)	(3,254)	(5,771)
Reduction in liability due to change in estimate	9,679	7,564	—
Change in fair value during the period of financial instruments held at year end:
IRLCs	855	(869)	(1,015)
Mortgage loans	5,879	(1,846)	(2,977)
Hedging derivatives	(15,957)	19,347	961
	(9,223)	16,632	(3,031)
Total from non-affiliates	62,432	97,218	43,441
From PFSI-cash gain	12,084	9,224	7,575
	$74,516	$106,442	$51,016
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates	$24,855,512	$25,447,021	$15,707,683
Loans acquired for sale to PFSI	41,071,446	41,692,087	32,430,379
	$65,926,958	$67,139,108	$48,138,062
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$23,742,999	$23,940,413	$14,478,602
UPB	$22,971,119	$23,188,386	$14,014,603
Fair value of mortgage loans acquired for sale at year end:
Conventional mortgage loans	$971,910	$853,852	$595,560
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	279,571	804,616	669,288
Commercial mortgage loans	9,898	8,961	14,590
Mortgage loans repurchased pursuant to representations and warranties	8,136	5,683	4,357
	$1,269,515	$1,673,112	$1,283,795

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The decrease in gain on mortgage loans acquired for sale during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was due to tightening of gain on sale margins, which resulted from increased competition in the mortgage market resulting from decreased mortgage loan demand. We maintained our production volume through the continued growth of our correspondent seller network.

Provision for Losses on Representations and Warranties

We provide for our estimate of the future losses that we may be required to incur as a result of our breach of representations and warranties. Our agreements with the purchasers include representations and warranties related to the mortgage loans we sell. The representations and warranties require adherence to purchaser and insurer origination and underwriting guidelines, including but not limited to the validity of the lien securing the mortgage loan, property eligibility, borrower credit, income and asset requirements, and compliance with applicable federal, state and local law.

In the event of a breach of our representations and warranties, we may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, we bear any subsequent credit loss on the mortgage loans. Our credit loss may be reduced by any recourse we have to correspondent sellers that, in turn, had sold such mortgage loans to us and breached similar or other representations and warranties. In such event, we have the right to seek a recovery of related repurchase losses from that correspondent seller.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
	(UPB of mortgage loans)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of year	$4,856	$5,566	$3,644
New indemnifications	2,069	645	2,471
Less:
Indemnified mortgage loans repaid or refinanced	999	1,355	549
Mortgage loans indemnified by PMT at year end	$5,926	$4,856	$5,566
Mortgage loans with deposits received from correspondent lenders collateralizing prospective indemnification losses at end of period	$1,145	$645	$645
Repurchase activity:
Total mortgage loans repurchased by PMT	$11,596	$11,380	$19,826
Less:
Mortgage loans repurchased by correspondent lenders	7,669	8,808	15,764
Mortgage loans repaid by borrowers	4,133	2,734	3,093
Net mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$(206)	$(162)	$969
Net losses (recoveries) charged (credited) to liability for representations and warranties	$140	$511	$(158)
At year end:
Mortgage loans subject to representations and warranties	$71,416,333	$56,114,162	$41,842,601
Liability for representations and warranties	$8,678	$15,350	$20,171

During the year ended December 31, 2017, we repurchased mortgage loans with UPBs totaling $11.6 million and charged net losses to the liability for representations and warranties totaling $140,000, as compared to repurchases of $11.4 million and recorded net losses of $511,000 during the year ended December 31, 2016. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect that the level of repurchase activity and associated losses may increase.

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

We record adjustments to our recorded liability for losses on representations and warranties as economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us. Such adjustments may be material to our financial position and income in future periods. Adjustments to our liability for representations and warranties are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $9.7 million reduction in liabilities for representations and warranties during the year ended December 31, 2017 due to our revised expectation of lower losses along with the effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Mortgage Loan Origination Fees

Loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The changes in fees during 2017, as compared to 2016, and during 2016, as compared to 2015, are reflective of the changes in the volume of mortgage loans we purchased during 2017 and 2016, as compared to the prior years.

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

The servicing functions, which are performed on our behalf by PLS, typically include, among other responsibilities, collecting and remitting mortgage loan payments; responding to borrower inquiries; accounting for the mortgage loan; holding and remitting custodial (impound) funds for payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Net mortgage loan servicing fees are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Servicing fees (1)	$164,776	$125,961	$97,633
Ancillary and other fees	6,523	5,872	4,514
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(81,624)	(65,647)	(43,982)
Additions to impairment valuation allowance	(5,876)	(2,728)	(3,229)
Gain on sale	660	11	187
Carried at fair value—change in fair value	(14,135)	(12,524)	(7,072)
(Losses) gains on hedging derivatives, net	(2,512)	2,271	481
	(103,487)	(78,617)	(53,615)
	67,812	53,216	48,532
From PFSI-MSR recapture income	1,428	1,573	787
Net mortgage loan servicing fees	$69,240	$54,789	$49,319
Average servicing portfolio	$63,836,843	$49,626,758	$38,450,379

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net mortgage loan servicing fees increased during the year ended December 31, 2017 as compared to 2016 by $14.5 million. The increase in net mortgage loan servicing fees during the year ended December 31, 2017, as compared to the year ended December 31, 2016, was primarily attributable to a 29% increase in the average size of our servicing portfolio measured in UPB during 2017, as compared to 2016, partially offset by the effect of MSRs which reflects an increase in amortization and changes in fair value from the realization of cash flows that result from the growth in our average servicing portfolios and a provision for impairment as a result of the effect of a fluctuations in interest rates throughout 2017.

The increase in net mortgage loan servicing fees during the year ended December 31, 2016, as compared to 2015 was due to a $29.7 million, or 29%, increase in servicing fees, partially offset by a $25.0 million increase in the negative effect of MSRs on net mortgage loan servicing fees, reflecting the effect of growth in the Company’s servicing portfolio and the effect of fluctuating mortgage interest rates and prepayment speeds on our MSRs.

We have entered into an MSR recapture agreement that requires PLS to transfer to us cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. We recognized MSR recapture income during 2017 of $1.4 million, as compared to $1.6 million during 2016 and $0.8 million during 2015.

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

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	December 31, 2017	December 31, 2016
	(in thousands)
MSRs carried at fair value	$91,459	$64,136
UPB of mortgage loans underlying MSRs carried at fair value	$8,273,696	$5,763,957
MSR carried at lower of amortized cost or fair value:
Amortized cost	$772,870	$606,103
Valuation allowance	(19,548)	(13,672)
Carrying value	$753,322	$592,431
Fair value	$772,940	$626,334
UPB of mortgage loans underlying MSRs carried at lower of amortized cost or fair value:	$63,853,606	$50,539,707
Total MSR:
Carrying value	$844,781	$656,567
Fair value	$864,399	$690,470
UPB of mortgage loans underlying MSRs	$72,127,302	$56,303,664
Average servicing fee rate (in basis points)
MSRs carried at lower of amortized cost or fair value	25	25
MSRs carried at fair value	25	25
Average note interest rate:
MSRs carried at lower of amortized cost or fair value	3.9%	3.8%
MSRs carried at fair value	4.7%	4.7%

Net Interest Income

Net interest income is summarized below:

	For the year ended December 31, 2017
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$576	$—	$576	$34,804	1.66%
Mortgage-backed securities	34,805	(5,367)	29,438	1,026,850	2.87%
Mortgage loans acquired for sale at fair value	53,164	—	53,164	1,366,017	3.90%
Mortgage loans:
Distressed	33,106	30,507	63,613	1,152,930	5.53%
Held by variable interest entity	12,981	1,444	14,425	344,942	4.19%
	46,087	31,951	78,038	1,497,872	5.22%
ESS from PFSI	16,951	—	16,951	264,858	6.42%
Deposits securing CRT Agreements	4,291	—	4,291	501,778	0.86%
Placement fees relating to custodial funds	12,517	—	12,517
Other	201	—	201
	168,592	26,584	195,176	4,692,179	4.17%
Liabilities:
Assets sold under agreements to repurchase (2)	86,067	7,513	93,580	3,487,150	2.69%
Mortgage loan participation purchase and sale agreements	1,468	125	1,593	61,807	2.58%
Notes payable	8,429	4,205	12,634	145,638	8.70%
Asset-backed financings of a VIE at fair value	11,403	1,781	13,184	331,409	3.99%
Exchangeable Notes	13,438	1,097	14,535	250,000	5.83%
Assets sold to PFSI under agreement to repurchase	8,084	(46)	8,038	149,319	5.40%
	128,889	14,675	143,564	4,425,323	3.25%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	5,928	—	5,928
Interest on mortgage loan impound deposits	1,879	—	1,879
	136,696	14,675	151,371	4,425,323	3.43%
Net interest income	$31,896	$11,909	$43,805
Net interest margin					0.93%
Net interest spread					0.74%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.
(2)

In 2017, the Company entered a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2017, the Company included $3.1 million of such incentives in Interest expense. The master repurchase agreement has an initial term of six months, renewable for three additional six-month terms at the option of the lender. There can be no assurance whether the lender will renew this agreement upon its maturity.

	For the year ended December 31, 2016
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$923	$—	$923	$35,194	2.62%
Mortgage-backed securities	17,054	(2,391)	14,663	514,847	2.85%
Mortgage loans acquired for sale at fair value	54,750	—	54,750	1,443,587	3.79%
Mortgage loans:
Distressed	53,916	53,128	107,044	1,731,638	6.18%
Held by variable interest entity	15,748	1,294	17,042	422,122	4.04%
	69,664	54,422	124,086	2,153,760	5.76%
ESS from PFSI	22,601	—	22,601	317,945	7.11%
Deposits securing CRT Agreements	930	—	930	311,351	0.30%
Placement fees relating to custodial funds	4,058	—	4,058
Other	111	—	111
	170,091	52,031	222,122	4,776,684	4.65%
Liabilities:
Assets sold under agreements to repurchase	84,009	8,829	92,838	3,382,528	2.74%
Mortgage loan participation purchase and sale agreements	1,246	130	1,376	70,391	1.95%
Federal Home Loan Bank advances	122	—	122	24,376	0.50%
Notes payable	9,726	3,166	12,892	202,293	6.37%
Asset-backed financings of VIEs at fair value	11,422	669	12,091	338,582	3.57%
Exchangeable Notes	13,438	1,035	14,473	250,000	5.79%
Borrowing from PFSI	6,509	1,321	7,830	150,000	5.22%
	126,472	15,150	141,622	4,418,170	3.21%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	6,812	—	6,812
Interest on mortgage loan impound deposits	1,334	—	1,334
	134,618	15,150	149,768	4,418,170	3.39%
Net interest income	$35,473	$36,881	$72,354
Net interest margin					1.51%
Net interest spread					1.26%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	For the year ended December 31, 2015
	Interest income/expense
		Discount/		Average	Interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$815	$—	$815	$55,649	1.46%
Mortgage-backed securities	10,302	(35)	10,267	308,164	3.33%
Mortgage loans acquired for sale at fair value	48,281	—	48,281	1,143,232	4.22%
Mortgage loans:
Distressed	58,779	37,757	96,536	2,231,259	4.33%
Held by variable interest entity	18,650	1,253	19,903	494,655	4.02%
	77,429	39,010	116,439	2,725,914	4.27%
ESS from PFSI	25,365	—	25,365	340,454	7.45%
Other	178	—	178
	162,370	38,975	201,345	4,573,413	4.40%
Liabilities:
Assets sold under agreements to repurchase	71,007	8,862	79,869	3,046,963	2.62%
Mortgage loan participation purchase and sale agreements	808	193	1,001	49,318	2.03%
Federal Home Loan Bank advances	275	—	275	89,512	0.31%
Notes payable	5,214	1,612	6,826	119,307	5.72%
Asset-backed financings of VIEs at fair value	13,255	499	13,754	294,822	4.67%
Exchangeable Notes	13,438	975	14,413	250,000	5.77%
Borrowing from PFSI	2,470	873	3,343	78,399	4.26%
	106,467	13,014	119,481	3,928,321	3.04%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	4,207	—	4,207
Interest on mortgage loan impound deposits	1,020	—	1,020
	111,694	13,014	124,708	3,928,321	3.17%
Net interest income	$50,676	$25,961	$76,637
Net interest margin					1.68%
Net interest spread					1.23%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Year ended December 31, 2017			Year ended December 31, 2016
	vs.			vs.
	Year ended December 31, 2016			Year ended December 31, 2015
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$(337)	$(10)	$(347)	$483	$(375)	$108
Mortgage -backed securities	138	14,637	14,775	(1,343)	5,739	4,396
Mortgage loans acquired for sale at fair value	1,500	(3,086)	(1,586)	(5,395)	11,864	6,469
Mortgage loans at fair value:
Distressed	(10,383)	(33,048)	(43,431)	35,271	(24,763)	10,508
Held by variable interest entity	628	(3,245)	(2,617)	13	(2,874)	(2,861)
Total mortgage loans	(9,755)	(36,293)	(46,048)	35,284	(27,637)	7,647
ESS from PFSI	(2,079)	(3,571)	(5,650)	(1,170)	(1,594)	(2,764)
Interest earned on Deposits securing CRT Agreements	2,533	828	3,361	—	930	930
Placement fees relating to custodial funds	—	8,459	8,459	—	111	111
Other	—	90	90	—	3,880	3,880
	(8,000)	(18,946)	(26,946)	27,859	(7,082)	20,777
Liabilities:
Assets sold under agreements to repurchase	(1,932)	2,674	742	3,714	9,255	12,969
Mortgage loan participation purchase and sale agreement	400	(183)	217	(41)	416	375
FHLB advances	—	(122)	(122)	115	(268)	(153)
Asset backed financing of a VIE at fair value	1,358	(265)	1,093	(3,538)	1,875	(1,663)
Exchangeable Notes	62	—	62	60	—	60
Notes payable	3,929	(4,187)	(258)	834	5,232	6,066
Assets sold to PFSI under agreement to repurchase	246	(38)	208	874	3,613	4,487
	4,063	(2,121)	1,942	2,018	20,123	22,141
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	(884)	(884)	—	2,605	2,605
Interest on mortgage loan impound deposits	—	545	545	—	314	314
	4,063	(2,460)	1,603	2,018	23,042	25,060
Net interest income	$(12,063)	$(16,486)	$(28,549)	$25,841	$(30,124)	$(4,283)

During the year ended December 31, 2017, we earned net interest income of $43.8 million, as compared to $72.4 million for the year ended December 31, 2016 and $76.6 million for the year ended December 31, 2015. The decrease in net interest income was due to increased financing of non-interest earning assets, along with a decrease in the average balance of distressed mortgage loans at fair value, which are our highest yielding assets. The effect of the reduction in the average balance of distressed mortgage loans at fair value was partially offset by increased investment in MBS.

During the year ended December 31, 2017, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $78.0 million, including $30.8 million of interest capitalized pursuant to loan modifications, which compares to $124.1 million, including $84.8 million of interest capitalized pursuant to loan modifications in the year ended December 31, 2016. The decrease in interest income was due to both the result of continuing sales and liquidations of our distressed mortgage loans and a reduction in yield on our portfolio caused by reduced capitalization of delinquent interest pursuant to mortgage loan modifications.

At December 31, 2017, approximately 46% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 55% at December 31, 2016. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as the fair values of our distressed mortgage loans are generally at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At December 31, 2017, we held $353.6 million in fair value of nonperforming mortgage loans and $162.9 million in carrying value of REO, as compared to $743.0 million in fair value of nonperforming mortgage loans and $274.1 million in carrying value of REO at December 31, 2016.

During the year ended December 31, 2017, we incurred interest expense totaling $151.4 million, as compared to $149.8 million during the year ended December 31, 2016. Our interest cost on interest bearing liabilities was 3.25% for the year ended December 31, 2017 and 3.21% for the year ended December 31, 2016. The increase in interest expense primarily reflects higher borrowing costs associated with financing investments in MSRs and ESS and higher weighted average borrowings related to the financing of those assets in the year ended December 31, 2017, as compared to the year ended December 31, 2016.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the year ended December 31, 2017, we recorded net losses of $15.0 million, as compared to $19.1 million for 2016, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Proceeds from sales of REO	$166,921	$234,684	$240,833
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(27,505)	(36,193)	(40,432)
Gain on sale, net	12,550	17,075	21,255
	$(14,955)	$(19,118)	$(19,177)
Number of properties sold	1,158	1,497	1,773
Average carrying value of REO	$211,841	$306,930	$329,342
At year end:
Carrying value	$162,865	$274,069	$341,846
Number of properties	589	1,090	1,618

Losses from REOs during 2017 decreased from 2016 levels due to reduced levels of REO activity during 2017 as compared to 2016. Losses from REOs during 2016 were similar to 2015.

Expenses

Our expenses are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Expenses payable to PFSI:
Mortgage loan fulfillment fees	$80,359	$86,465	$58,607
Mortgage loan servicing fees	43,064	50,615	46,423
Management fees	22,584	20,657	24,194
Mortgage loan origination	7,521	7,108	4,686
Professional services	6,905	6,819	7,306
Real estate held for investment	6,376	3,213	604
Compensation	6,322	7,000	7,366
Mortgage loan collection and liquidation	6,063	13,436	10,408
Other	14,200	15,012	15,867
	$193,394	$210,325	$175,461

Expenses decreased $16.9 million, or 8%, during 2017, as compared to 2016, primarily due to decreased expenses relating to our portfolio of distressed mortgage loans and reduced mortgage loan fulfillment fees, partially offset by increased servicing expenses resulting from the growth of our MSR portfolio and increased management fees due to an increase in shareholders’ equity.

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

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Fulfillment fee expense	$80,359	$86,465	$58,607
UPB of mortgage loans fulfilled by PLS	$22,971,119	$23,188,386	$14,014,603
Average fulfillment fee rate (in basis points)	35	37	42

The decrease in mortgage loan fulfillment fees of $6.1 million during 2017, as compared to 2016, is primarily due to a decrease in the average fulfillment fee rate charged by PFSI due to contractual reductions in the fulfillment fee following an amendment to the mortgage banking services agreement with PFSI in September 2016.

The increase in mortgage loan fulfillment fees of $27.9 million during 2016, as compared to 2015, is primarily due to an increase in the volume of Agency-eligible mortgage loans we purchased in our correspondent production activities, partially offset by a decrease in the average fulfillment fee rate charged by PLS due to contractual discretionary reductions in the fulfillment fee by PFSI to facilitate our successful completion of certain mortgage loan sale transactions during the first eight months of 2016, followed by a contractual change in the mortgage banking services agreement with PLS in September 2016 that reduced the stated fulfillment fee rate and eliminated discretionary fee reductions by PLS.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$305	$330	$260
Activity-based	649	733	371
	954	1,063	631
Mortgage loans at fair value:
Distressed mortgage loans:
Base	6,650	11,078	16,123
Activity-based	8,960	18,521	12,437
	15,610	29,599	28,560
Mortgage loans held in VIE:
Base	129	83	125
Activity-based	—	—	—
	129	83	125
MSRs:
Base	25,862	19,378	16,786
Activity-based	509	492	321
	26,371	19,870	17,107
	$43,064	$50,615	$46,423
Average investment in:
Mortgage loans acquired for sale at fair value	$1,366,017	$1,443,587	$1,143,232
Mortgage loans at fair value:
Distressed mortgage loans	$1,152,930	$1,731,638	$2,231,259
Mortgage loans held in a VIE	$344,942	$422,122	$494,655
Average mortgage loan servicing portfolio	$63,836,843	$49,626,758	$38,450,379

Mortgage loan servicing fees decreased by $7.6 million during the year ended December 31, 2017, as compared to 2016. We incur mortgage loan servicing fees primarily in support of our investment in mortgage loans at fair value and our MSR portfolio. The decrease in mortgage loan servicing fees was primarily due to reductions in the distressed mortgage loan portfolio resulting from continuing loan sales and liquidations throughout 2017. This decrease was partially offset by an increase in servicing fees resulting from the ongoing growth of our MSR portfolio. Servicing fees relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the higher cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans have a much more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Base	$22,280	$20,657	$22,851
Performance incentive	304	—	1,343
	$22,584	$20,657	$24,194

Management fees increased by $1.9 million during 2017, as compared to 2016, primarily due to the increase in our shareholders’ equity, which is the basis for the calculation of our base management fee, as a result of the issuance of the Preferred Shares during 2017. Management fees decreased by $3.5 million during 2016, as compared to 2015, primarily due to the decrease in our shareholders’ equity as a result of our share repurchases and dividend distributions. The level of our performance incentive fee is based on our profitability in relation to our common shareholders’ equity.

We expect our management fees to fluctuate in the future based on: (1) changes in our shareholders’ equity with respect to our base management fee; and (2) the level of our profitability in excess of the return thresholds specified in our management agreement with respect to the performance incentive fee.

Compensation

Compensation expense decreased $0.7 million during 2017, as compared to 2016, primarily due to decreased share-based compensation expense, reflecting a decrease in vestings of equity awards as a result of our earnings performance not achieving the performance targets included in the outstanding performance-based awards.

Real estate held for investment

Expenses of real estate held for investment increased by $3.2 million and $2.6 million in 2017 as compared to 2016 and 2016 as compared to 2015, respectively, due to growth in our portfolio of investment properties.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses decreased $7.4 million during 2017 as compared to 2016 and increased $3.0 million during 2016 as compared to 2015 due to non-recurrence in the 2017 period of certain forbearance costs incurred during 2016. We also realized increased recoveries of previously incurred costs as compared to 2016.

Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Common overhead allocation from PFSI	$5,306	$7,898	$10,742
Technology	1,479	1,448	1,279
Insurance	1,150	1,326	1,304
Other	6,265	4,340	2,542
	$14,200	$15,012	$15,867

Other expenses decreased during 2017, as compared to 2016, by $0.8 million and $0.9 million during 2016 as compared to 2015, primarily due to the reduction in common overhead allocation from PFSI.

Income Taxes

We have elected to treat PMC as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes distributions of income to us. Prior to 2017, the TRS had made no such distributions to us. In 2017, the TRS made a $20 million distribution to us that resulted in REIT taxable income to us. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

Our effective tax rate was 5.5% for the year ended December 31, 2017 and (22.7)% for the year ended December 31, 2016. The relative values between the tax expense or benefit at the taxable REIT subsidiary and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction. The effective tax rate for the year ended December 31, 2017 was also significantly impacted by recording the impact of the Tax Act. Among other provisions, the Tax Act reduces the federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018. GAAP requires that the impact of tax legislation be recognized in the period in which such legislation is enacted. We re-measured our TRS’ deferred tax assets and liabilities and recorded a tax benefit of $13.0 million to our income tax expense in the quarter and year ended December 31, 2017.

In general, cash dividends declared by us will be considered ordinary income to shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or as return of capital. For tax years beginning after December 31, 2017, the Tax Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Below is a reconciliation of GAAP year to date net income to taxable income (loss) and the allocation of taxable income (loss) between the TRS and the REIT:

			Taxable income (loss)
	GAAP net income	GAAP/tax differences	Total taxable income (loss)	Taxable subsidiaries	REIT
Year ended December 31, 2017	(in thousands)
Net investment income
Net interest income (expense)	$43,805	$42,548	$86,353	$(19,545)	$105,898
Net gain (loss) on mortgage loans acquired for sale	74,516	(296,541)	(222,025)	(222,025)	—
Loan origination fees	40,184	—	40,184	40,184	—
Net gain on investments	96,384	(15,648)	80,736	62,812	17,924
Net loan servicing fees	69,240	156,057	225,297	225,297	—
Results of real estate acquired in settlement of loans	(14,955)	(8,744)	(23,699)	(23,699)	—
Other	8,766	20,000	28,766	5,966	22,800
Net investment income	317,940	(102,328)	215,612	68,990	146,622
Expenses	193,394	(109,557)	83,837	48,403	35,434
REIT dividend deduction	—	110,880	110,880	—	110,880
Total expenses and dividend deduction	193,394	1,323	194,717	48,403	146,314
Income (loss) before provision for income taxes	124,546	(103,651)	20,895	20,587	308
Provision for (benefit from) income taxes	6,797	(6,489)	308	—	308
Net income (loss)	$117,749	$(97,162)	$20,587	$20,587	$—

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	December 31,	December 31,
	2017	2016
	(in thousands)
Assets
Cash	$77,647	$34,476
Investments:
Short-term investments	18,398	122,088
Mortgage-backed securities	989,461	865,061
Mortgage loans acquired for sale at fair value	1,269,515	1,673,112
Mortgage loans at fair value	1,089,473	1,721,741
ESS	236,534	288,669
Derivative assets	113,881	33,709
Real estate acquired in settlement of loans	162,865	274,069
Real estate held for investment	44,224	29,324
MSRs	844,781	656,567
Deposits securing CRT Agreements	588,867	450,059
	5,357,999	6,114,399
Other	169,287	208,627
Total assets	$5,604,933	$6,357,502
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreements	$3,225,374	$3,809,918
Notes payable	—	275,106
Asset-backed financing of a VIE at fair value	307,419	353,898
Exchangeable Notes	247,186	246,089
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	144,128	150,000
Interest-only security payable at fair value	7,070	4,114
	3,931,177	4,839,125
Other	129,171	167,263
Total liabilities	4,060,348	5,006,388
Shareholders’ equity	1,544,585	1,351,114
Total liabilities and shareholders’ equity	$5,604,933	$6,357,502

Total assets decreased by approximately $752.6 million, or 12%, during the period from December 31, 2016 through December 31, 2017, primarily due to a $632.3 million decrease in mortgage loans at fair value, a $403.6 million decrease in mortgage loans acquired for sale at fair value, a $111.2 million decrease in REO, a $52.1 million decrease in ESS, and a $60.5 million decrease in cash and short-term investments. These decreases were partially offset by a $188.2 million increase in MSRs, a $138.8 million increase in deposits securing CRT Agreements and a $124.4 million increase in MBS.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$42,087,007	$42,171,914	$31,945,396
Agency-eligible	23,742,999	23,930,186	14,360,888
Jumbo	—	10,227	117,714
Commercial mortgage loans	69,167	18,112	14,811
	$65,899,173	$66,130,439	$46,438,809

During 2017, we purchased for sale $65.9 billion in fair value of correspondent production loans as compared to $66.1 billion in fair value of correspondent production loans during 2016 and $46.4 billion during 2015. The decrease in correspondent acquisitions from 2016 to 2017 is primarily due to the decreased size of the mortgage market during 2017 as compared to 2016, partially offset by production we generated from continued growth in our correspondent production seller network. The increase in production during 2016 as compared to 2015 was due to growth in the mortgage market in response to decreasing interest rates and to continued growth in our population of correspondent sellers.

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

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Interest rate sensitive assets:
MBS	$251,872	$765,467	$84,828
ESS purchased from PFSI and received pursuant to a recapture agreement	5,244	6,603	278,282
MSRs received in mortgage loan sales and purchases of MSRs	290,388	277,831	156,809
Credit sensitive assets:
Deposits of restricted cash relating to CRT Agreements	152,641	306,507	147,000
Additional commitments to fund deposits securing CRT Agreements	390,362	92,109	—
Distressed mortgage loans (1)
Performing	—	—	—
Nonperforming	—	—	241,981
	$1,090,507	$1,448,517	$908,900

(1)	Performance status as of the date of acquisition.

Our acquisitions during 2017 and 2016 were financed through the use of a combination of proceeds from liquidations of existing investments, proceeds from equity issuances and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	December 31, 2017					December 31, 2016
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$796,853	$774,473	7.0	3.5%	3.0%	$691,803	$674,375	7.3	3.5%	3.1%
Freddie Mac	192,608	187,127	7.7	3.5%	3.0%	173,258	169,025	7.7	3.5%	3.1%
	$989,461	$961,600				$865,061	$843,400

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the fair value of the underlying real estate collateral is summarized below:

	December 31, 2017		December 31, 2016
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$414,785	$617,050	$611,584	$957,313
Nonperforming loans	353,648	597,227	742,988	1,123,277
	$768,433	$1,214,277	$1,354,572	$2,080,590

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

We believe that our current fair value estimates are representative of fair value at the reporting date. However, the market for distressed mortgage assets is illiquid with a limited number of participants. Furthermore, our business strategy is to enhance fair value during the period in which the loans are held. Therefore, any resulting appreciation or depreciation in the fair value of the loans is recorded during such holding period and ultimately realized at the end of the holding period.

Following is a summary of the distribution of our portfolio of mortgage loans at fair value (excluding mortgage loans acquired for sale at fair value and mortgage loans at fair value held by a VIE):

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$186,929	45%	3.61%	$130,860	37%	4.96%	$296,901	49%	3.84%	$267,348	36%	5.38%
Interest rate step-up	189,724	46%	2.32%	51,112	14%	2.19%	232,700	38%	2.56%	63,816	9%	2.35%
ARM/Hybrid	38,132	9%	4.05%	171,676	49%	5.26%	81,983	13%	3.71%	411,824	55%	4.91%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$413,928	100%	3.04%	$353,431	100%	4.62%	$610,926	100%	3.32%	$742,785	100%	4.82%
2nd lien	857	0%	3.90%	217	0%	7.49%	658	0%	4.00%	203	0%	8.38%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$298,468	72%	3.14%	$190,815	54%	4.50%	$469,761	77%	3.42%	$398,137	54%	4.74%
Investment property	115,163	28%	2.80%	162,697	46%	4.76%	140,672	23%	3.05%	344,523	46%	4.92%
Other	1,154	0%	3.33%	136	0%	3.00%	1,151	0%	3.52%	328	0%	5.26%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 12 months	$—	0%	—	$—	0%	—	$10	0%	0.60%	$—	0%	0%
12 - 35 months	138	0%	2.71%	—	0%	3.00%	15,519	3%	4.29%	33	0%	4.60%
36 - 59 months	528	0%	4.70%	118	0%	2.02%	319	0%	4.95%	45	0%	1.56%
60 months or more	414,119	100%	3.04%	353,530	100%	4.62%	595,736	97%	3.31%	742,910	100%	4.82%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$108,762	26%	3.29%	$70,228	20%	4.20%	$147,968	24%	3.52%	$131,629	18%	4.67%
600-649	99,428	24%	3.00%	63,524	18%	4.13%	128,843	21%	3.36%	141,404	19%	4.54%
650-699	106,196	26%	2.93%	114,280	32%	4.69%	159,423	26%	3.18%	223,325	30%	4.89%
700-749	77,324	19%	2.85%	80,411	23%	5.24%	125,092	20%	3.19%	182,767	25%	5.10%
750 or greater	23,075	5%	3.14%	25,205	7%	4.93%	50,258	9%	3.45%	63,863	8%	4.81%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$139,408	33%	3.80%	$136,994	39%	5.08%	$211,195	35%	4.01%	$236,515	32%	5.14%
80% - 99.99%	107,121	26%	3.12%	94,538	27%	4.90%	144,446	24%	3.52%	209,148	28%	4.82%
100% - 119.99%	74,182	18%	2.86%	58,330	16%	4.45%	112,903	18%	3.17%	155,154	21%	4.68%
120% or greater	94,074	23%	2.35%	63,786	18%	4.01%	143,040	23%	2.66%	142,171	19%	4.66%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
New York	$69,401	17%	2.61%	$104,667	30%	5.25%	$89,079	15%	2.86%	$207,589	28%	5.44%
California	92,435	22%	3.06%	44,856	13%	3.91%	156,636	26%	3.36%	104,793	14%	3.79%
New Jersey	38,689	9%	2.55%	33,857	10%	4.36%	43,635	7%	2.69%	100,257	13%	4.85%
Florida	20,273	5%	2.71%	40,518	11%	4.76%	43,132	7%	2.96%	79,528	11%	5.29%
Massachusetts	19,355	5%	2.75%	23,039	6%	4.20%	23,755	4%	3.13%	46,935	6%	4.14%
Maryland	21,424	5%	2.99%	10,159	3%	4.06%	22,944	4%	3.47%	20,525	3%	3.96%
Other	153,208	37%	3.61%	96,552	27%	4.19%	232,403	37%	3.83%	183,361	25%	4.88%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

	December 31, 2017						December 31, 2016
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$267,507	65%	2.99%	$—	0%	—	$444,254	73%	3.26%	$—	0%	0.00%
30 days delinquent	105,101	25%	3.22%	—	0%	—	115,514	19%	3.53%	—	0%	0.00%
60 days delinquent	42,177	10%	2.91%	—	0%	—	51,816	8%	3.46%	—	0%	0.00%
90 days or more delinquent	—	0%	—	166,749	47%	3.97%	—	0%	0.00%	305,431	41%	4.26%
In foreclosure	—	0%	—	186,899	53%	5.24%	—	0%	0.00%	437,557	59%	5.22%
	$414,785	100%	3.04%	$353,648	100%	4.62%	$611,584	100%	3.33%	$742,988	100%	4.82%

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	December 31, 2017	December 31, 2016
Discount rate
Range	2.9% – 15.0%	2.6% – 15.0%
Weighted average	6.9%	7.1%
Twelve-month projected housing price index change
Range	3.6% – 4.6%	2.5% – 4.8%
Weighted average	4.4%	3.7%
Prepayment speed (1)
Range	3.2% – 11.0%	0.1% – 10.9%
Weighted average	4.2%	4.0%
Total prepayment speed (2)
Range	10.8% – 23.8%	2.9% – 24.6%
Weighted average	16.5%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rates (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased slightly from 7.1% at December 31, 2016 to 6.9% at December 31, 2017 due to shifting characteristics of the portfolio given reperformance, liquidations and loan sales in the period and increased projections of costs relating to liquidation and loan-related foreclosure litigation on the remaining population of non-performing loans.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value increased from 3.7% at December 31, 2016 to 4.4% at December 31, 2017, due to slightly higher near-term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased from 17.7% at December 31, 2016 to 16.5% at December 31, 2017 due to shifting characteristics of the portfolio given reperformance, liquidations and loan sales in the period.

Credit Risk Transfer Agreements

Following is a summary of our CRT Agreements:

	December 31, 2017	December 31, 2016
	(in thousands)
Carrying value of CRT Agreements:
Derivative assets	$98,640	$15,610
Deposits securing CRT agreements	588,867	450,059
Interest-only security payable at fair value	(7,070)	(4,114)
	$680,437	$461,555
UPB of mortgage loans subject to credit guarantee obligations	$26,845,392	$14,379,850
Delinquency status (in UPB):
Current	$26,540,953	$14,319,997
30—89 days delinquent	$179,144	$52,250
90—180 days delinquent	$101,114	$5,173
180 or more days delinquent	$5,146	$538
Foreclosure	$5,463	$1,892
Bankruptcy	$13,572	$—

Delinquency in the pools of mortgage loans underlying our CRT Agreements increased primarily as a result of increased delinquencies in areas affected by hurricanes that occurred during 2017. Approximately $87.0 million in UPB of mortgage loans delinquent 90 or more days at December 31, 2017, are secured by properties in areas affected by these natural disasters.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	December 31, 2017		December 31, 2016
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$131,576	81%	$215,576	79%
Condominium/Townhome/Co-op	16,771	10%	24,074	9%
Planned unit development	14,311	9%	34,217	12%
5+ dwelling units	207	0%	202	0%
	$162,865	100%	$274,069	100%

	December 31, 2017		December 31, 2016
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New Jersey	$42,795	26%	$51,472	19%
New York	34,107	21%	44,252	16%
California	17,777	11%	53,308	19%
Florida	15,740	10%	31,715	12%
Illinois	8,539	5%	13,831	5%
Massachusetts	6,838	4%	6,244	2%
Maryland	6,182	4%	14,488	5%
Other	30,887	19%	58,759	22%
	$162,865	100%	$274,069	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$310.2	$141.8	$330.8	$124.7	$37.9	$13.0	$439.0	$169.0
Pool factor (1)	1.00	0.46	1.00	0.38	1.00	0.34	1.00	0.39
Collection status:
Delinquency
Current	1.8%	21.9%	1.6%	29.1%	0.7%	37.8%	6.2%	14.4%
30 days	0.3%	6.2%	1.6%	8.5%	0.6%	12.8%	0.7%	6.8%
60 days	0.1%	8.4%	7.1%	1.9%	1.4%	7.0%	0.7%	2.4%
over 90 days	66.7%	19.5%	52.7%	21.0%	59.0%	15.5%	37.5%	26.0%
In foreclosure	31.1%	25.1%	36.9%	20.7%	38.2%	13.6%	53.8%	25.1%
REO	—	18.9%	—	19.0%	—	13.3%	1.1%	25.3%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$507.3	$193.7	$929.5	$229.7	$397.3	$104.9	$366.2	$64.9
Pool factor (1)	1.00	0.38	1.00	0.25	1.00	0.26	1.00	0.18
Collection status:
Delinquency
Current	1.4%	20.4%	0.8%	21.1%	4.8%	27.4%	1.6%	38.7%
30 days	0.2%	5.3%	0.3%	8.7%	7.4%	12.7%	1.5%	14.3%
60 days	0.0%	2.6%	0.7%	4.0%	7.6%	6.4%	3.5%	8.2%
over 90 days	38.3%	19.2%	58.6%	22.9%	45.3%	18.7%	82.2%	19.4%
In foreclosure	60.0%	28.7%	39.6%	18.4%	34.9%	16.4%	11.2%	8.6%
REO	—	23.8%	—	24.9%	0.0%	18.4%	—	10.7%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$290.3	$52.1	$357.2	$38.5	$402.5	$36.3	$49.0	$7.8
Pool factor (1)	1.00	0.18	1.00	0.11	1.00	0.09	1.00	0.16
Collection status:
Delinquency
Current	3.1%	30.9%	—	22.7%	45.0%	33.8%	0.2%	36.3%
30 days	1.3%	15.9%	0.0%	6.2%	4.0%	17.0%	0.1%	8.5%
60 days	5.4%	8.2%	0.1%	5.9%	4.3%	12.1%	0.2%	—
over 90 days	57.8%	17.2%	49.1%	8.9%	31.3%	9.6%	70.4%	16.6%
In foreclosure	32.4%	13.9%	50.8%	23.0%	15.3%	15.4%	29.0%	—
REO	—	13.8%	—	33.3%	0.1%	12.1%	—	38.6%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	December 31,	At	December 31,	At	December 31,	At	December 31,
	purchase	2017	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$542.6	$34.6	$259.8	$22.2	$515.1	$42.3	$277.8	$14.4
Pool factor (1)	1.00	0.06	1.00	0.09	1.00	0.08	1.00	0.05
Collection status:
Delinquency
Current	0.6%	35.2%	11.5%	36.9%	2.0%	29.9%	5.0%	22.1%
30 days	1.3%	15.5%	6.5%	18.3%	1.9%	15.9%	4.0%	19.1%
60 days	2.0%	4.8%	5.2%	9.7%	3.9%	4.5%	5.1%	8.6%
over 90 days	22.6%	10.2%	31.2%	11.5%	25.9%	11.4%	26.8%	25.8%
In foreclosure	73.0%	10.7%	43.9%	9.7%	66.3%	18.7%	59.1%	5.4%
REO	0.4%	23.6%	1.7%	14.0%	—	19.7%	—	19.0%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	December 31,	At	December 31,	At	December 31,
	purchase	2017	purchase	2017	purchase	2017
	(dollars in millions)
UPB	$146.2	$5.7	$195.5	$12.7	$182.7	$11.5
Pool factor (1)	1.00	0.04	1.00	0.07	1.00	0.06
Collection status:
Delinquency
Current	1.2%	22.7%	5.1%	44.1%	6.2%	42.8%
30 days	0.4%	31.7%	2.0%	8.8%	1.6%	13.3%
60 days	1.3%	—	4.1%	0.9%	5.8%	2.4%
over 90 days	38.2%	28.3%	42.8%	12.2%	37.8%	3.4%
In foreclosure	58.9%	7.6%	45.9%	15.6%	46.4%	27.8%
REO	—	9.8%	—	18.5%	2.3%	10.4%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the years ended December 31, 2017 and 2016 are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities	$223,125	$(621,543)	$(863,188)
Investing activities	681,681	193,952	11,502
Financing activities	(861,635)	403,959	833,408
Net cash flows	$43,171	$(23,632)	$(18,278)

Our cash flows resulted in a net increase in cash of $43.2 million during 2017, as discussed below.

Operating activities

Cash provided by operating activities totaled $223.1 million during 2017, as compared to cash used in operating activities of $621.5 million and $863.2 million during 2016 and 2015, respectively. The increase in cash provided by our operating activities from 2016 to 2017 is primarily due to the reduction of our inventory of mortgage loans acquired for sale during 2017. The decreased use of cash in our operating activities from 2015 to 2016 is primarily due to slower growth of our inventory of mortgage loans acquired for sale during 2016 as compared to 2015.

Investing activities

Net cash provided by our investing activities was $681.7 million during 2017, as compared to cash provided by investing activities of $194.0 million during 2016. The increase in cash flows from investing activities reflects proceeds from sales and repayments on our investments, which exceeded our new investments in CRT Agreements and MBS. During 2016, we made significant additions to our portfolio of MBS. Such additions were not as significant during 2017. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, sales of REO and distributions from CRT Agreements totaling $1.0 billion. We used cash to purchase MBS of $251.9 million and made deposits of cash collateral securing CRT Agreements transactions totaling $152.6 million during the year ended December 31, 2017.

Net cash provided by our investing activities was $194.0 million for the year ended December 31, 2016. This source of cash reflects sales and repayments on our investments, which exceeded our investments primarily consisting of CRT Agreements and MBS during 2016, as compared to 2015. We realized cash inflows from repayments of MBS, sales and repayments of mortgage loans, repayment of ESS, sales of REO and distributions from CRT Agreements totaling $1.3 billion. We used cash to purchase MBS of $765.5 million and made deposits of cash collateral securing CRT Agreements transactions totaling $306.5 million.

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

Our investing activities have included the purchase of long-term assets which are not presently cash flowing or are at risk of interruption of cash flows in the near future. Furthermore, much of the investment income we recognize has been in the form of valuation adjustments we record recognizing our estimates of the net appreciation in value of the assets as we work with borrowers to either modify their loans or acquire the property securing their loans in settlement thereof and MSRs we receive in the sale of mortgage loans. Accordingly, the cash associated with a substantial portion of our revenues is often realized as part of the proceeds of the liquidation of the assets, either through payoff or sale of the mortgage loan or through acquisition and subsequent sale of the property securing the mortgage loans and through the servicing of mortgage loans underlying our investments in MSRs, many months or years after we record the revenues.

Financing activities

Net cash used in financing activities was $861.6 million during 2017, as compared to cash provided by financing activities totaling $404.0 million during 2016. The use of cash for financing activities during 2017 as compared to 2016 reflects the reduction in size of our balance sheet during 2017 as compared to an increase in size during 2016.

Net cash provided by financing activities was $833.4 million for the year ended December 31, 2015. We increased borrowings primarily for the purpose of financing growth in our inventory of mortgage loans acquired for sale.

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

Liquidity and Capital Resources

Our liquidity reflects our ability to meet our current obligations (including the purchase of loans from correspondent sellers, our operating expenses and, when applicable, retirement of, and margin calls relating to, our debt and derivatives positions), make investments as our Manager identifies them, pursue our share repurchase program, and make distributions to our shareholders. We generally need to distribute at least 90% of our taxable income each year (subject to certain adjustments) to our shareholders to qualify as a REIT under the Internal Revenue Code. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital to support our activities.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements and notes payable. We also previously made collateralized borrowings in the form of borrowings under forward purchase agreements and advances from the Federal Home Loan Bank of Des Moines. To the extent available to us, we expect in the future to obtain long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of MSRs, performing, nonperforming and/or reperforming mortgage loans.

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

As of December 31, 2017 and December 31, 2016, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and deposits securing CRT Agreements and related CRT derivatives with sales under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Following is a summary of our borrowings as of the dates presented:

	December 31, 2017	December 31, 2016
	(dollars in thousands)
Assets financed	$4,940,425	$5,814,378
Total assets in classes of assets financed	$5,280,136	$5,962,987
Secured borrowings (1)	$3,678,601	$4,589,606
Percentage of invested assets pledged	94%	98%
Advance rate against pledged assets	74%	79%
Leverage ratio (2)	2.55x	3.58x

(1)	Excludes the effect of unamortized debt issuance costs.
(2)	All borrowings divided by shareholders’ equity at period end.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	2017 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$3,164,303	$3,474,903	$3,420,836	$3,267,864
Maximum daily balance outstanding	$3,713,291	$3,973,869	$4,361,565	$4,330,825
Ending balance	$3,180,886	$3,204,054	$3,498,916	$3,500,190

	2016 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$3,917,719	$3,538,720	$3,172,806	$2,797,301
Maximum daily balance outstanding	$4,822,056	$4,824,044	$3,511,918	$3,577,236
Ending balance	$3,784,001	$4,041,085	$3,500,569	$3,245,014

	2015 Quarter ended
Assets sold under agreements to repurchase	December 31	September 30	June 30	March 31
	(in thousands)
Average balance outstanding	$2,814,424	$3,252,341	$3,172,806	$2,847,915
Maximum daily balance outstanding	$3,587,271	$4,160,814	$3,511,918	$3,860,671
Ending balance	$3,128,780	$2,864,032	$3,500,569	$3,562,109

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $5.9 billion at December 31, 2017.

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

Our debt financing agreements require us and certain of our subsidiaries to comply with various financial covenants. As of the filing of this Report, these financial covenants include the following:

•	profitability at the Company for at least one (1) of the previous two consecutive fiscal quarters, and at the Company and our Operating Partnership over the prior three (3) calendar quarters;
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

PLS is also subject to various financial covenants, both as a borrower under its own financing arrangements and as our servicer under certain of our debt financing agreements. The most significant of these financial covenants currently include the following:

•	positive net income for at least one (1) of the previous two consecutive fiscal quarters, measured quarterly and as of the end of each fiscal quarter;
•	a minimum in unrestricted cash and cash equivalents of $40 million;
•	a minimum tangible net worth of $500 million; and
•	a maximum ratio of total liabilities to tangible net worth of 10:1.

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by FHFA for Agency sellers/servicers and Ginnie Mae for single family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

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

We and/or PLS, as applicable, are obligated to maintain these financial covenants pursuant to our MSR financing agreements.

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of December 31, 2017, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of December 31, 2017, we had contractual obligations aggregating $5.9 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on financing agreements, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent lenders	$1,250,803	$1,250,803	$—	$—	$—
Commitments to fund Deposits securing credit risk transfer agreements	482,471	482,471	—	—	—
Assets sold under agreements to repurchase	3,182,504	3,182,504	—	—	—
Mortgage loan participation purchase and sale agreements	44,550	44,550	—	—	—
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	144,128	144,128	—	—	—
Asset-backed financing of a VIE	316,684	—	—	—	316,684
Exchangeable Notes	250,000	—	—	250,000	—
Interest-only security payable at fair value	7,070	—	—	—	7,070
Interest expense on long term debt	201,728	24,720	41,885	20,539	114,584
Total	$5,879,938	$5,129,176	$41,885	$270,539	$438,338

All debt financing arrangements that matured between December 31, 2017 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of December 31, 2017:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$526,494
Citibank, N.A.	124,370
JPMorgan Chase & Co.	80,299
Bank of America, N.A.	69,783
Deutsche Bank	22,376
BNP Paribas Corporate & Institutional Banking	18,704
Morgan Stanley Bank, N.A.	8,984
Daiwa Capital Markets America Inc.	5,478
Royal Bank of Canada	3,528
Wells Fargo, N.A.	2,992
Barclays Bank PLC	829
$863,837

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

Pursuant to our management agreement, our Manager collects a base management fee and may collect a performance incentive fee, both payable quarterly and in arrears. The management agreement, as amended, expires on September 12, 2020 subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

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

Pursuant to the terms of our amended and restated management agreement, the base management fee is equal to the sum of (i) 1.5% per year of average shareholders’ equity up to $2 billion, (ii) 1.375% per year of average shareholders’ equity in excess of $2 billion and up to $5 billion, and (iii) 1.25% per year of average shareholders’ equity in excess of $5 billion.

The performance incentive fee is calculated at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of annualized return on our “equity.” For the purpose of determining the amount of the performance incentive fee, “net income” is defined as net income attributable to common shares or loss computed in accordance with GAAP and adjusted to exclude one-time events pursuant to changes in GAAP and certain other non-cash charges determined after discussions between PCM and our independent trustees and approval by a majority of our independent trustees. For this purpose, “equity” is the weighted average of the issue price per common share of all of our public offerings of common shares, multiplied by the weighted average number of common shares outstanding (including restricted share units issued under our equity incentive plans) in the four-quarter period.

The performance incentive fee is calculated quarterly and is equal to: (a) 10% of the amount by which net income attributable to common shares of beneficial interest for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

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

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on our behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for our direct benefit. With respect to the allocation of PCM’s and its affiliates’ personnel, from and after September 12, 2016, PCM shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

We are required to pay PCM and its affiliates a pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for our and our subsidiaries’ operations. These expenses will be allocated based on the ratio of our and our subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end.

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

In consideration for the mortgage banking services provided by PLS with respect to our acquisition of mortgage loans, PLS is entitled to a monthly fulfillment fee that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any Ginnie Mae mortgage loans. We do not hold the Ginnie Mae approval required to issue Ginnie Mae MBS and act as a servicer. Accordingly, under the MBS agreement, PLS currently purchases loans underwritten in accordance with the Ginnie Mae Mortgage-Backed Securities Guide “as is” and without recourse of any kind from us at our cost less an administrative fee plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS.

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

MSR Recapture Agreement. Pursuant to the terms of the MSR recapture agreement entered into by PMC with PLS, if PLS refinances through its consumer direct lending business mortgage loans for which we previously held the MSRs, PLS is generally required to transfer and convey to PMC, cash in an amount equal to 30% of the fair market value of the MSRs related to all such mortgage loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the terms of the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement.

Spread Acquisition and MSR Servicing Agreements. Effective February 1, 2013, we entered into a master spread acquisition and MSR servicing agreement (the “2/1/13 Spread Acquisition Agreement”), pursuant to which we acquired from PLS the rights to receive certain ESS from MSRs acquired by PLS from banks and other third party financial institutions. PLS was generally required to service or subservice the related mortgage loans for the applicable Agency or investor.

To the extent PLS refinanced any of the mortgage loans relating to the ESS sold to us, the 2/1/13 Spread Acquisition Agreement contained recapture provisions requiring that PLS transfer to us, at no cost, the ESS relating to a certain percentage of the UPB of the newly originated mortgage loans. To the extent the fair value of the aggregate ESS to be transferred for the applicable month was less than $200,000, PFSI was, at its option, permitted to pay cash to us in an amount equal to such fair value instead of transferring such ESS. We only used the 2/1/13 Spread Acquisition Agreement for the purpose of acquiring ESS relating to Fannie Mae MSRs.

Effective December 19, 2014, we entered into a second master spread acquisition and MSR servicing agreement (the “12/19/14 Spread Acquisition Agreement”) with PLS. The terms of the 12/19/14 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement, except that we only purchased ESS relating to Freddie Mac MSRs under the 12/19/14 Spread Acquisition Agreement.

On February 29, 2016, the parties terminated the 2/1/13 Spread Acquisition Agreement and all amendments thereto. In connection with the termination of the 2/1/13 Spread Acquisition Agreement, PLS reacquired from us all of its right, title and interest in and to all of the Fannie Mae ESS previously sold by PLS to us and then subject to such 2/1/13 Spread Acquisition Agreement. On February 29, 2016, PLS also reacquired from us all of its right, title and interest in and to all of the Freddie Mac ESS previously sold by PLS to us and then subject to such 12/19/14 Spread Acquisition Agreement. The amount of ESS sold by us to PLS under these reacquisitions was $59.0 million.

On December 19, 2016, we amended and restated a third master spread acquisition and MSR servicing agreement with PLS (the “12/19/16 Spread Acquisition Agreement”). The terms of the 12/19/16 Spread Acquisition Agreement are substantially similar to the terms of the 2/1/13 Spread Acquisition Agreement and the 12/19/14 Spread Acquisition Agreement, except that we have only purchased ESS relating to Ginnie Mae MSRs under the 12/19/16 Spread Acquisition Agreement. Pursuant to the 12/19/16 Spread Acquisition Agreement, we may acquire from PLS, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by us in connection with the parties’ participation in the GNMA MSR Facility (as defined below).

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

Master Repurchase Agreement with PLS

On December 19, 2016, we, through PMH, entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS acquired from PLS under the 12/19/16 Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) has issued and may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1,000,000,000.

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

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of mortgage loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated mortgage loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of distressed mortgage loans, MSRs and CRT Agreements. We believe that the fair values of MSRs also respond primarily to changes in the market interest rates for comparable mortgage loans. We believe that the fair values of our investment in distressed mortgage loans respond primarily to changes in the fair value of the real estate securing such loans.

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

Credit Risk

We are subject to credit risk in connection with our investments. A significant portion of our assets is comprised of residential mortgage loans. The credit risk related to these investments pertains to the ability and willingness of the borrowers to pay, which is assessed before credit is granted. We believe that residual loan credit quality is primarily determined by the borrowers’ credit profiles and loan characteristics. We have entered into CRT Agreements which involve the absorption on our part of losses relating to certain mortgage loans we sell that subsequently default. The fair value of the assets we carry related to these agreements are sensitive to credit market conditions generally, perceptions of the performance of the mortgage loans in our CRT Agreements’ reference pools specifically and to the actual performance of such mortgage loans.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of December 31, 2017, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$1,015,627	$1,016,212	$1,010,225	$961,680	$946,664	$868,231
Change in fair value:
$	$26,166	$26,750	$20,764	$(27,781)	$(42,797)	$(121,230)
%	2.6%	2.7%	2.1%	(2.8)%	(4.3)%	(12.3)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of December 31, 2017, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$703,652	$727,863	$749,333	$785,382	$800,437	$813,812
Change in fair value:
$	$(64,780)	$(40,570)	$(19,099)	$16,949	$32,005	$45,380
%	(8.4)%	(5.3)%	(2.5)%	2.2%	4.2%	5.9%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of December 31, 2017, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-100	-50	50	100	200
	(dollar in thousands)
Fair value	$321,267	$321,293	$321,245	$320,708	$320,528	$319,585
Change in fair value:
$	$227	$253	$205	$(332)	$(513)	$(1,455)
%	0.1%	0.1%	0.1%	(0.1)%	(0.2)%	(0.5)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs accounted for using the amortization method as of December 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$824,082	$797,730	$785,148	$761,092	$749,588	$727,561
Change in fair value:
$	$51,142	$24,790	$12,208	$(11,848)	$(23,352)	$(45,379)
%	6.6%	3.2%	1.6%	(1.5)%	(3.0)%	(5.9)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$826,636	$798,810	$785,644	$760,673	$748,820	$726,272
Change in fair value:
$	$53,696	$25,870	$12,704	$(12,267)	$(24,120)	$(46,668)
%	7.0%	3.4%	1.6%	(1.6)%	(3.1)%	(6.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$795,823	$784,382	$778,661	$767,220	$761,499	$750,058
Change in fair value:
$	$22,883	$11,441	$5,721	$(5,721)	$(11,441)	$(22,883)
%	3.0%	1.5%	0.7%	(0.7)%	(1.5)%	(3.0)%

The following tables summarize the estimated change in fair value of MSRs accounted for under the fair value option as of December 31, 2017, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$97,267	$94,275	$92,846	$90,112	$88,804	$86,298
Change in fair value:
$	$5,807	$2,816	$1,387	$(1,347)	$(2,655)	$(5,162)
%	6.4%	3.1%	1.5%	(1.5)%	(2.9)%	(5.6)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$100,187	$95,629	$93,498	$89,505	$87,632	$84,107
Change in fair value:
$	$8,727	$4,169	$2,039	$(1,954)	$(3,827)	$(7,352)
%	9.5%	4.6%	2.2%	(2.1)%	(4.2)%	(8.0)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$94,435	$92,947	$92,203	$90,715	$89,971	$88,483
Change in fair value:
$	$2,976	$1,488	$744	$(744)	$(1,488)	$(2,976)
%	3.3%	1.6%	0.8%	(0.8)%	(1.6)%	(3.3)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of December 31, 2017, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$244,865	$240,630	$238,565	$234,537	$232,572	$228,737
Change in fair value:
$	$8,330	$4,096	$2,031	$(1,997)	$(3,962)	$(7,798)
%	3.5%	1.7%	0.9%	(0.8)%	(1.7)%	(3.3)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$260,436	$247,961	$242,125	$231,175	$226,034	$216,357
Change in fair value:
$	$23,901	$11,427	$5,590	$(5,359)	$(10,500)	$(20,177)
%	10.1%	4.8%	2.4%	(2.3)%	(4.4)%	(8.5)%

CRT Agreements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements given several shifts:

Effect on fair value of a change in pricing spread input
Shift in input (in basis points)	Effect on fair value
(in thousands)
25	$(12,333)
50	$(24,425)
100	$(48,002)
(25)	$12,477
(50)	$25,204
(100)	$51,322

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

In response to this Item 7A, the information set forth on pages 94 through 98 is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

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

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of its internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013) . Based on those criteria, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust

3043 Townsgate Rd

Westlake Village, CA 91361

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017; of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2018

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, or will be contained in an amendment to this Report, in either case to be filed by May 1, 2018, which is within 120 days after the end of fiscal year 2017.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Amended and Restated Bylaws of PennyMac Mortgage Investment Trust.	8-K	August 13, 2013

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.1	Specimen Common Share Certificate of PennyMac Mortgage Investment Trust.	10-Q	November 6, 2009

4.2	Specimen Certificate for 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

4.3	Specimen Certificate for 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

4.4	Indenture for Senior Debt Securities, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.5	First Supplemental Indenture, dated as of April 30, 2013, among PennyMac Corp., PennyMac Mortgage Investment Trust and The Bank of New York Mellon Trust Company, N.A.	8-K	April 30, 2013

4.6	Form of 5.375% Exchangeable Senior Notes due 2020 (included in Exhibit 4.5).

10.1	Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P.	10-Q	November 6, 2009

10.2	First Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of March 9, 2017.	8-K	March 9, 2017

10.3	Second Amendment to the Amended and Restated Limited Partnership Agreement of PennyMac Operating Partnership, L.P., dated as of July 5, 2017.	8-K	July 6, 2017

10.4

Registration Rights Agreement, dated as of August 4, 2009, among PennyMac Mortgage Investment Trust, Stanford L. Kurland, David A. Spector, BlackRock Holdco II, Inc., Highfields Capital Investments LLC and Private National Mortgage Acceptance Company, LLC.

		10-Q	November 6, 2009

10.5

Amended and Restated Underwriting Fee Reimbursement Agreement, dated as of February 1, 2013, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		8-K	February 7, 2013

10.6

Second Amended and Restated Management Agreement, dated as of September 12, 2016, by and among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		8-K	September 12, 2016

10.7

Amendment No. 1 to Second Amended and Restated Management Agreement, dated as of September 27, 2017, among PennyMac Mortgage Investment Trust, PennyMac Operating Partnership, L.P. and PNMAC Capital Management, LLC.

		10-Q	November 8, 2017

10.8	Third Amended and Restated Flow Servicing Agreement, dated as of September 12, 2016, between PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	8-K	September 12, 2016

10.9	Amended and Restated Mortgage Banking Services Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.10	Amendment No. 1 to Amended and Restated Mortgage Banking Services Agreement, dated as of May 25, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 8, 2017

10.11	Amendment No. 2 to Amended and Restated Mortgage Banking Services Agreement, dated as of October 31, 2017, among PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	November 8, 2017

10.12	Amendment No. 3 to Amended and Restated Mortgage Banking Services Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.13	Amended and Restated MSR Recapture Agreement, dated as of September 12, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	8-K	September 12, 2016

10.14	Amendment No. 1 to Amended and Restated MSR Recapture Agreement, dated as of December 1, 2017, by and between PennyMac Loan Services, LLC and PennyMac Corp.	*

10.15	Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2014, by and between PennyMac Loan Services, LLC, PennyMac Holdings, LLC and PennyMac Operating Partnership, L.P.	8-K	December 24, 2014

10.16

Amendment No 1. to Master Spread Acquisition and MSR Servicing Agreement, dated as of March 3, 2015, by and between PennyMac Loan Services, LLC, PennyMac Operating Partnership, L.P., and PennyMac Holdings, LLC.

		10-Q	May 8, 2015

10.17†	PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	November 6, 2009

10.18†	First Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	10-Q	November 8, 2017

10.19†	Second Amendment to the PennyMac Mortgage Investment Trust Equity Incentive Plan.	*

10.20†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	S-11/A	July 24, 2009

10.21†	Form of Restricted Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	May 6, 2016

10.22†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan.	10-Q	May 6, 2016

10.23†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2016).	*

10.24†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2017).	10-Q	November 8, 2017

10.25	Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.	8-K	March 8, 2017

10.26	Guaranty Agreement, dated as of December 9, 2010, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A.	8-K	December 15, 2010

10.27

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

		8-K	May 3, 2017

10.28

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of June 1, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust and PennyMac Mortgage Investment Trust.

		10-Q	August 8, 2017

10.29

Amendment No. 2 to Second Amended and Restated Master Repurchase Agreement, dated December 20, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, LLC and PennyMac Mortgage Investment Trust.

*

10.30

Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated February 1, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, LLC and PennyMac Mortgage Investment Trust.

		8-K	February 7, 2018

10.31

Second Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P., in favor of Credit Suisse First Boston Mortgage Capital LLC.

		8-K	May 3, 2017

10.32

Second Amended and Restated Master Repurchase Agreement, dated as of April 28, 2017, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

		8-K	May 3, 2017

10.33	Amended and Restated Guaranty, dated as of April 28, 2017, by PennyMac Mortgage Investment Trust in favor of Credit Suisse First Boston Mortgage Capital LLC.	8-K	May 3, 2017

10.34	Amended and Restated Master Repurchase Agreement, dated as of March 3, 2017, among Citibank, N.A., PennyMac Corp., and PennyMac Loan Services, LLC.	8-K	March 8, 2017

10.35	Guaranty, dated as of May 24, 2012, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A.	8-K	May 30, 2012

10.36	Master Repurchase Agreement, dated as of November 20, 2012, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	November 26, 2012

10.37	Amendment Number One to the Master Repurchase Agreement, dated as of August 20, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 12, 2013

10.38	Amendment Number Two to the Master Repurchase Agreement, dated as of August 26, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 12, 2013

10.39	Amendment Number Three to the Master Repurchase Agreement, dated as of November 14, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	February 28, 2014

10.40	Amendment Number Four to the Master Repurchase Agreement, dated as of December 19, 2013, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	February 28, 2014

10.41	Amendment Number Five to the Master Repurchase Agreement, dated as of December 18, 2014, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	March 2, 2015

10.42	Amendment Number Six to the Master Repurchase Agreement, dated as of July 27, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	July 30, 2015

10.43	Amendment Number Seven to the Master Repurchase Agreement, dated as of December 17, 2015, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-K	February 29, 2016

10.44	Amendment Number Eight to the Master Repurchase Agreement, dated as of August 26, 2016, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	10-Q	November 4, 2016

10.45	Amendment Number Nine to the Master Repurchase Agreement, dated as of June 30, 2017, among PennyMac Corp., Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	July 7, 2017

10.46	Amendment Number Ten to the Master Repurchase Agreement, dated as of August 25, 2017, among PennyMac Corp., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	August 31, 2017

10.47	Guaranty, dated as of November 20, 2012, by PennyMac Mortgage Investment Trust in favor of Morgan Stanley Bank, N.A. and Morgan Stanley Mortgage Capital Holdings LLC.	8-K	November 26, 2012

10.48	Second Amended and Restated Master Spread Acquisition and MSR Servicing Agreement, dated as of December 19, 2016, between PennyMac Loan Services, LLC and PennyMac Holdings, LLC.	8-K	December 21, 2016

10.49	Master Repurchase Agreement, dated as of December 19, 2016, by and among PennyMac Holdings, LLC, as Seller, PennyMac Loan Services, LLC, as Buyer, and PennyMac Mortgage Investment Trust, as Guarantor.	8-K	December 21, 2016

10.50	Guaranty, dated as of December 19, 2016, by PennyMac Mortgage Investment Trust, in favor of PennyMac Loan Services, LLC.	8-K	December 21, 2016

10.51	Subordination, Acknowledgment and Pledge Agreement, dated as of December 19, 2016, between PNMAC GMSR ISSUER TRUST, as Buyer, and PennyMac Holdings, LLC, as Pledgor.	8-K	December 21, 2016

10.52

Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 23, 2011, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.53

Amendment No. 1 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 17, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.54

Amendment No. 2 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of October 29, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.55

Amendment No. 3 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 5, 2012, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.56

Amendment No. 4 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 3, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.57

Amendment No. 5 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2013, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.58

Amendment No. 6 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 2, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.59

Amendment No. 7 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 31, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		8-K	February 6, 2014

10.60

Amendment No. 8 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 27, 2014, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	August 11, 2014

10.61

Amendment No. 9 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-K	March 2, 2015

10.62

Amendment No. 10 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 22, 2015, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-K	February 29, 2016

10.63

Amendment No. 11 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	May 6, 2016

10.64

Amendment No. 12 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of March 28, 2017, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	August 8, 2017

10.65

Amendment No. 13 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 23, 2017, among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	August 8, 2017

10.66	Guaranty, dated as of December 23, 2011, by PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P. in favor of Bank of America, N.A.	8-K	February 6, 2014

10.67	Master Repurchase Agreement, dated as of July 9, 2014, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	8-K	July 14, 2014

10.68	Amendment No. 1 to Master Repurchase Agreement, dated as of January 30, 2015, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	10-K	March 2, 2015

10.69	Amendment No. 2 to Master Repurchase Agreement, dated as of March 29, 2016, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	10-Q	May 6, 2016

10.70	Amendment No. 3 to Master Repurchase Agreement, dated as of May 23, 2017, among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	8-K	May 30, 2017

10.71	Guaranty, dated as of July 9, 2014, by PennyMac Mortgage Investment Trust in favor of Bank of America, N.A.	8-K	July 14, 2014

10.72

Amended and Restated Master Repurchase Agreement, dated as of March 15, 2017, among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust.

		8-K	March 21, 2017

10.73	Amended and Restated Guaranty, dated as of March 15, 2017, of PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, National Association.	8-K	March 21, 2017

10.74	Second Amended and Restated Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	8-K	March 30, 2017

10.75	Amended and Restated Guaranty Agreement, dated as of September 15, 2016, by PennyMac Mortgage Investment Trust in favor of Citibank, N.A.	8-K	September 21, 2016

10.76	Master Repurchase Agreement, dated as of October 14, 2016, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	8-K	October 20, 2016

10.77	First Amendment to Master Repurchase Agreement, dated as of May 23, 2017, among PennyMac Corp., PennyMac Operating Partnership, L.P. and JPMorgan Chase Bank, N.A.	8-K	May 30, 2017

10.78	Second Amendment to Master Repurchase Agreement, dated as of July 31, 2017, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.	10-Q	November 8, 2017

10.79	Third Amendment to Master Repurchase Agreement, dated as of October 13, 2017, among JPMorgan Chase Bank, N.A., PennyMac Corp. and PennyMac Operating Partnership, L.P.	10-Q	November 8, 2017

10.80	Guaranty, dated as of October 14, 2016, by PennyMac Mortgage Investment Trust in favor of JPMorgan Chase Bank, N.A.	8-K	October 20, 2016

10.81	Mortgage Loan Purchase Agreement, dated as of September 25, 2012, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-K	February 29, 2016

10.82	Flow Sale Agreement, dated as of June 16, 2015, by and between PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	August 10, 2015

10.83	Master Repurchase Agreement, dated as of September 14, 2015, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	8-K	September 18, 2015

10.84	Amendment Number One to Master Repurchase Agreement, dated as of August 31, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-Q	November 4, 2016

10.85	Amendment Number Two to Master Repurchase Agreement, dated as of September 29, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-Q	November 4, 2016

10.86	Amendment Number Three to Master Repurchase Agreement, dated as of December 2, 2016, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-K	February 28, 2017

10.87	Amendment Number Four to Master Repurchase Agreement, dated as of March 24, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	10-Q	May 9, 2017

10.88	Amendment Number Five to Master Repurchase Agreement, dated as of May 3, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	8-K	May 5, 2017

10.89	Amendment Number Six to Master Repurchase Agreement, dated as of June 16, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	8-K	June 21, 2017

10.90	Amendment Number Seven to Master Repurchase Agreement, dated as of December 1, 2017, among Barclays Bank PLC, PennyMac Corp., PennyMac Loan Services, LLC and PennyMac Mortgage Investment Trust.	*

10.91	Mortgage Loan Participation Purchase and Sale Agreement, dated as of September 14, 2015, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	8-K	September 18, 2015

10.92	Amendment Number One to Mortgage Loan Participation Purchase and Sale Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	10-Q	November 4, 2016

10.93	Amendment Number Two to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	10-K	February 28, 2017

10.94	Amendment Number Three to Mortgage Loan Participation Purchase and Sale Agreement, dated as of May 3, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	8-K	May 5, 2017

10.95	Amendment Number Four to Mortgage Loan Participation Purchase and Sale Agreement, dated as of June 16, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	8-K	June 21, 2017

10.96	Amendment Number Five to Mortgage Loan Participation Purchase and Sale Agreement, dated as of December 1, 2017, among PennyMac Corp., PennyMac Loan Services, LLC and Barclays Bank PLC.	*

10.97	Amended and Restated Loan and Security Agreement, dated as of January 22, 2016, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	8-K	January 28, 2016

10.98

Amendment Number One to Amended and Restated Loan and Security Agreement, dated as of August 31, 2016, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-Q	November 4, 2016

10.99

Amendment Number Two to Amended and Restated Loan and Security Agreement, dated as of December 2, 2016, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-K	February 28, 2017

10.100

Amendment Number Three to Amended and Restated Loan and Security Agreement, dated as of January 30, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-K	February 28, 2017

10.101

Amendment Number Four to Amended and Restated Loan and Security Agreement, dated as of March 24, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		10-Q	May 9, 2017

10.102

Amendment Number Five to Amended and Restated Loan and Security Agreement, dated as of June 16, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

		8-K	June 21, 2017

10.103

Amendment Number Six to Amended and Restated Loan and Security Agreement, dated as of December 1, 2017, among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.

*

10.104	Loan and Security Agreement, dated as of March 24, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	8-K	March 30, 2017

10.105	Amendment Number One to Loan and Security Agreement, dated June 16, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	8-K	June 21, 2017

10.106	Amendment Number Two to Loan and Security Agreement, dated December 1, 2017, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Mortgage Investment Trust and Barclays Bank PLC.	*

10.107	Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of June 1, 2016, by and between PennyMac Loan Services, LLC and PennyMac Corp.	10-Q	August 5, 2016

10.108	Amendment No. 1 to Amended and Restated Flow Commercial Mortgage Loan Purchase Agreement, dated as of September 27, 2017, among PennyMac Corp. and PennyMac Loan Services, LLC.	10-Q	November 8, 2017

10.109

Servicing Agreement, dated as of July 13, 2015, between PennyMac Corp., PennyMac Holdings, LLC, any other parties signing this Agreement as an owner of Mortgage Loans as listed in Schedule I and any New Owners, PennyMac Loan Services, LLC, and Midland Loan Services, a division of PNC Bank, National Association.

		10-K	February 29, 2016

10.110	Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of June 1, 2016, among PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Loan Services, LLC.	10-Q	August 5, 2016

10.111	Amendment No. 1 to Amended and Restated Commercial Mortgage Servicing Oversight Agreement, dated as of September 27, 2017, among PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.	10-Q	November 8, 2017

10.112	Master Repurchase Agreement, dated as of August 18, 2017, among PennyMac Corp. and Deutsche Bank AG, Cayman Islands Branch.	8-K	August 24, 2017

10.113	Guaranty, dated as of August 18, 2017, by PennyMac Mortgage Investment Trust in favor of Deutsche Bank AG, Cayman Islands Branch.	8-K	August 24, 2017

10.114	Base Indenture, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	8-K	December 27, 2017

10.115	Series 2017-VF1 Indenture Supplement, dated as of December 20, 2017, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.	*

10.116	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., PMT ISSUER TRUST-FMSR and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.117	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PMT ISSUER TRUST – FMSR.	8-K	December 27, 2017

10.118	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Holdings, LLC, PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	December 27, 2017

10.119	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of PennyMac Corp.	8-K	December 27, 2017

10.120	Subordination, Acknowledgement and Pledge Agreement, dated as of December 20, 2017, between PMT ISSUER TRUST – FMSR and PennyMac Holdings, LLC.	8-K	December 27, 2017

10.121	Master Repurchase Agreement, dated as of December 20, 2017, by and among PennyMac Corp., Credit Suisse AG and Credit Suisse First Boston Mortgage Capital, LLC.	8-K	December 27, 2017

10.122	Guaranty, dated as of December 20, 2017, by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG.	8-K	December 27, 2017

10.123	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Corp., PennyMac Holdings, LLC and PennyMac Mortgage Investment Trust.	8-K	February 7, 2018

21.1	Subsidiaries of PennyMac Mortgage Investment Trust	*

23.1	Consent of Deloitte & Touche LLP.	*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1**	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2**	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016 (ii) the Consolidated Statements of Income for the years ended December 31, 2017 and December 31, 2016, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016 and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith

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

December 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

PennyMac Mortgage Investment Trust

3043 Townsgate Rd

Westlake Village, CA 91361

We have audited the accompanying consolidated balance sheets of PennyMac Mortgage Investment Trust and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

March 1, 2018

We have served as the Company’s auditor since 2009.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
	(in thousands, except share amounts)
ASSETS
Cash	$77,647	$34,476
Short-term investments	18,398	122,088
Mortgage-backed securities at fair (includes $989,461 and $863,802 pledged to creditors, respectively)	989,461	865,061
Mortgage loans acquired for sale at fair value (includes $1,249,277 and $1,653,748 pledged to creditors, respectively)	1,269,515	1,673,112
Mortgage loans at fair value (includes $1,081,893 and $1,712,190 pledged to creditors, respectively)	1,089,473	1,721,741
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure assets sold under agreements to repurchase to PennyMac Financial Services, Inc.	236,534	288,669
Derivative assets (includes $26,058 and $9,078 pledged to creditors, respectively)	113,881	33,709
Real estate acquired in settlement of loans (includes $124,532 and $215,713 pledged to creditors, respectively)	162,865	274,069
Real estate held for investment (includes $31,128 pledged to creditors at December 31, 2017)	44,224	29,324
Mortgage servicing rights (includes $91,459 and $64,136 at fair value; $831,892 and $656,567 pledged to creditors)	844,781	656,567
Servicing advances	77,158	76,950
Deposits securing credit risk transfer agreements (includes $400,778 and $414,610 pledged to creditors, respectively)	588,867	450,059
Due from PennyMac Financial Services, Inc.	4,154	7,091
Other	87,975	124,586
Total assets	$5,604,933	$6,357,502
LIABILITIES
Assets sold under agreements to repurchase	$3,180,886	$3,784,001
Mortgage loan participation purchase and sale agreements	44,488	25,917
Notes payable	—	275,106
Asset-backed financing of a variable interest entity at fair value	307,419	353,898
Exchangeable senior notes	247,186	246,089
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	144,128	150,000
Interest-only security payable at fair value	7,070	4,114
Derivative liabilities	1,306	9,573
Accounts payable and accrued liabilities	64,751	107,758
Due to PennyMac Financial Services, Inc.	27,119	16,416
Income taxes payable	27,317	18,166
Liability for losses under representations and warranties	8,678	15,350
Total liabilities	4,060,348	5,006,388
Commitments and contingencies ─ Note 19
SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares at December 31, 2017, liquidation preference $310,000,000	299,707	—
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 61,334,087 and 66,697,286 common shares	613	667
Additional paid-in capital	1,290,931	1,377,171
Accumulated deficit	(46,666)	(26,724)
Total shareholders’ equity	1,544,585	1,351,114
Total liabilities and shareholders’ equity	$5,604,933	$6,357,502

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	December 31,	December 31,
	2017	2016
	(in thousands)
ASSETS
Mortgage loans at fair value	$321,040	$367,169
Derivative assets	98,640	15,610
Deposits securing credit risk transfer agreements	588,867	450,059
Other—interest receivable	904	1,058
	$1,009,451	$833,896
LIABILITIES
Asset-backed financing at fair value	$307,419	$353,898
Interest-only security payable at fair value	7,070	4,114
Accounts payable and accrued liabilities—interest payable	904	1,058
	$315,393	$359,070

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Net investment income
Net gain (loss) on investments:
From nonaffiliates	$110,914	$24,569	$50,746
From PennyMac Financial Services, Inc.	(14,530)	(17,394)	3,239
	96,384	7,175	53,985
Net gain on mortgage loans acquired for sale:
From nonaffiliates	62,432	97,218	43,441
From PennyMac Financial Services, Inc.	12,084	9,224	7,575
	74,516	106,442	51,016
Mortgage loan origination fees	40,184	41,993	28,702
Net mortgage loan servicing fees:
From nonaffiliates	67,812	53,216	48,532
From PennyMac Financial Services, Inc.	1,428	1,573	787
	69,240	54,789	49,319
Interest income:
From nonaffiliates	178,225	199,521	175,980
From PennyMac Financial Services, Inc.	16,951	22,601	25,365
	195,176	222,122	201,345
Interest expense:
To nonaffiliates	143,333	141,938	121,365
To PennyMac Financial Services, Inc.	8,038	7,830	3,343
	151,371	149,768	124,708
Net interest income	43,805	72,354	76,637
Results of real estate acquired in settlement of loans	(14,955)	(19,118)	(19,177)
Other	8,766	8,453	8,283
Net investment income	317,940	272,088	248,765
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	80,359	86,465	58,607
Mortgage loan servicing fees	43,064	50,615	46,423
Management fees	22,584	20,657	24,194
Mortgage loan origination	7,521	7,108	4,686
Professional services	6,905	6,819	7,306
Real estate held for investment	6,376	3,213	604
Compensation	6,322	7,000	7,366
Mortgage loan collection and liquidation	6,063	13,436	10,408
Other	14,200	15,012	15,867
Total expenses	193,394	210,325	175,461
Income before provision for (benefit from) income taxes	124,546	61,763	73,304
Provision for (benefit from) income taxes	6,797	(14,047)	(16,796)
Net income	117,749	75,810	90,100
Dividends on preferred shares	15,267	—	—
Net income attributable to common shareholders	$102,482	$75,810	$90,100
Earnings per common share
Basic	$1.53	$1.09	$1.19
Diluted	$1.48	$1.08	$1.16
Weighted-average common shares outstanding
Basic	66,144	68,642	74,446
Diluted	74,611	77,109	83,336

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Preferred shares		Common shares			Retained
	Number		Number		Additional	earnings
	of		of	Par	paid-in	(accumulated
	shares	Amount	shares	value	capital	deficit)	Total
	(in thousands, except per share amounts)
Balance at December 31, 2014	—	$—	74,510	$745	$1,479,699	$97,728	$1,578,172
Net income	—	—	—	—	—	90,100	90,100
Share-based compensation	—	—	302	3	6,343	—	6,346
Common share dividends ($2.16 per share)	—	—	—	—	—	(162,175)	(162,175)
Issuance of common shares	—	—	—	—	8	—	8
Repurchase of common shares	—	—	(1,045)	(10)	(16,328)	—	(16,338)
Balance at December 31, 2015	—	—	73,767	738	1,469,722	25,653	1,496,113
Net income	—	—	—	—	—	75,810	75,810
Share-based compensation	—	—	298	3	5,745	—	5,748
Common share dividends ($1.88 per share)	—	—	—	—	—	(128,187)	(128,187)
Repurchase of common shares	—	—	(7,368)	(74)	(98,296)	—	(98,370)
Balance at December 31, 2016	—	—	66,697	667	1,377,171	(26,724)	1,351,114
Net income	—	—	—	—	—	117,749	117,749
Share-based compensation	—	—	284	2	4,902	—	4,904
Dividends
Common shares ($1.88 per share)	—	—	—	—	—	(123,625)	(123,625)
Preferred shares	—	—	—	—	—	(14,066)	(14,066)
Issuance of preferred shares	12,400	310,000	—	—	—	—	310,000
Issuance cost relating to preferred shares	—	(10,293)	—	—	—	—	(10,293)
Repurchase of common shares	—	—	(5,647)	(56)	(91,142)	—	(91,198)
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities
Net income	$117,749	$75,810	$90,100
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(16,951)	(22,601)	(25,365)
Capitalization of interest, advances and fees on mortgage loans at fair value	(30,795)	(84,820)	(57,754)
Net gain on mortgage loans acquired for sale at fair value	(74,516)	(106,442)	(51,016)
Net gain on investments	(96,384)	(7,175)	(53,985)
Change in fair value, amortization and impairment of mortgage servicing rights	103,487	78,628	53,615
Amortization of debt issuance costs	13,769	13,152	11,587
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing of a VIE	5,703	1,766	(719)
Results of real estate acquired in settlement of loans	14,955	19,118	19,177
Share-based compensation expense	4,904	5,748	6,346
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(65,830,095)	(66,112,316)	(46,423,734)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(904,097)	(21,541)	(28,445)
Repurchase of mortgage loans subject to representation and warranties	(11,412)	(11,380)	(17,782)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	24,314,165	23,525,952	14,206,816
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	42,624,288	42,051,505	31,490,920
(Increase) decrease in servicing advances	(2,353)	4,672	(30,255)
Decrease (increase) in due from PennyMac Financial Services, Inc.	2,514	1,640	(1,863)
Decrease (increase) in other assets	8,822	(62,028)	(36,161)
(Decrease) increase in accounts payable and accrued liabilities	(40,435)	46,657	7,984
Increase (decrease) in due to PennyMac Financial Services, Inc.	10,656	(2,549)	(4,742)
Increase (decrease) in income taxes payable	9,151	(15,339)	(17,912)
Net cash provided by (used in) operating activities	223,125	(621,543)	(863,188)
Cash flows from investing activities
Net decrease (increase) in short-term investments	103,690	(80,223)	98,035
Purchase of mortgage-backed securities at fair value	(251,872)	(765,467)	(84,828)
Sale and repayment of mortgage-backed securities at fair value	127,591	206,508	64,459
Purchase of mortgage loans at fair value	—	—	(241,981)
Sale and repayment of mortgage loans at fair value	582,207	712,975	279,683
Sale of mortgage loans at fair value to PennyMac Financial Services, Inc.	—	891	1,466
Purchase of excess servicing spread from PennyMac Financial Services, Inc.	—	—	(271,554)
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	54,980	69,992	78,578
Sale of excess servicing spread to PennyMac Financial Services, Inc.	—	59,045	—
Net settlement of derivative financial instruments	(716)	(7,216)	(6,809)
Sale of real estate acquired in settlement of loans	166,921	234,684	240,833
Sale of mortgage servicing rights	1,199	106	752
Purchase of mortgage servicing rights	(79)	(2,739)	(2,335)
Deposit of cash collateral securing credit risk transfer agreements	(152,641)	(306,507)	(147,446)
Distribution from credit risk transfer agreements	65,564	24,746	1,831
(Increase) decrease in margin deposits and restricted cash	(15,163)	40,062	8,148
Purchase of Federal Home Loan Bank capital stock	—	(225)	(7,691)
Redemption of Federal Home Loan Bank capital stock	—	7,320	361
Net cash provided by investing activities	681,681	193,952	11,502

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	77,985,354	70,684,674	50,133,359
Repurchase of assets sold under agreements to repurchase	(78,587,535)	(70,030,317)	(49,733,160)
Issuance of mortgage loan participation certificates	6,960,713	6,579,706	5,009,065
Repayment of mortgage loan participation certificates	(6,942,079)	(6,553,789)	(5,029,301)
Federal Home Loan Bank advances	—	28,000	760,484
Repayment of Federal Home Loan Bank advances	—	(211,000)	(577,484)
Advance under notes payable	396,240	129,812	394,242
Repayment of notes payable	(671,346)	(90,812)	(158,343)
Issuance of asset-backed financing of a variable interest entity at fair value	—	182,400	110,482
Repayment of asset-backed financing of a variable interest entity at fair value	(51,687)	(73,624)	(24,951)
Advance on notes payable to PennyMac Financial Services, Inc.	—	—	168,546
Repayment of notes payable to PennyMac Financial Services, Inc.	(5,872)	—	(18,546)
Issuance of credit risk transfer financing	—	—	1,204,187
Repayment of credit risk transfer financing	—	—	(1,204,187)
Payment of debt issuance costs	(13,670)	(11,161)	(10,928)
Issuance of preferred shares	310,000	—	—
Payment of issuance costs related to preferred shares	(10,293)	—	—
Issuance of common shares	—	—	8
Repurchase of common shares	(91,198)	(98,370)	(16,338)
Payment of dividends to preferred shareholders	(14,066)	—	—
Payment of dividends to common shareholders	(126,135)	(131,560)	(173,022)
Payment of contingent underwriting fees payable	(61)	—	(705)
Net cash (used in) provided by financing activities	(861,635)	403,959	833,408
Net increase (decrease) in cash	43,171	(23,632)	(18,278)
Cash at beginning of year	34,476	58,108	76,386
Cash at end of year	$77,647	$34,476	$58,108

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

•

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

•

The credit sensitive strategies segment represents the Company’s investments in distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”), real estate held for investment, credit risk transfer agreements (“CRT Agreements”), non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

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

A substantial portion of the distressed mortgage loans and REO has been acquired by the Company in prior years from or through one or more subsidiaries of JPMorgan Chase & Co., Citigroup Inc., and Bank of America Corporation, as presented in the following summary:

	December 31, 2017	December 31, 2016
	(in thousands)
JPMorgan Chase & Co.
Mortgage loans at fair value	$315,437	$505,167
REO	66,294	118,737
	381,731	623,904
Citigroup Inc.
Mortgage loans at fair value	280,488	519,698
REO	26,702	49,048
	307,190	568,746
Bank of America Corporation
Mortgage loans at fair value	143,969	252,936
REO	27,970	41,564
	171,939	294,500
	$860,860	$1,487,150
Total carrying value of distressed mortgage loans at fair value and REO	$931,298	$1,628,641

As detailed in Note 5 – Loan Sales and Variable Interest Entities, the Company invests in CRT Agreements whereby it sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (“Recourse Obligations”) as part of the retention of an interest-only (“IO”) ownership interest in such mortgage loans. The Company’s retention of credit risk subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans, and exposes the Company to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying mortgage loans because the structure of certain of the CRT Agreements provides that the Company may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). In addition to the risks specific to credit, the Company is exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to incur unrealized losses associated with adverse changes to the fair value of the CRT Agreements.

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

Variable Interest Entities

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

Jumbo Mortgage Loan Securitization Transaction

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

Credit Risk Transfer

The Company, through its wholly-owned subsidiary, PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed loan securitizations while retaining a Recourse Obligation as part of the retention of an IO ownership interest in such mortgage loans.  The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment.

The Manager has concluded that the Company’s subsidiary trust entities are VIEs and the Company is the primary beneficiary of the VIEs as it is the holder of the primary beneficial interests which absorb the variability of the trusts’ results of operations. Consolidation of the VIEs results in the inclusion on the Company’s consolidated balance sheet of the fair value of the Recourse Obligations, and retained IO ownership interest in the form of a derivative financial instrument and the cash pledged to fulfill the Recourse Obligations. The pledged cash represents the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on net derivatives related to CRT Agreements are included in Net gain on investments in the consolidated statements of income.

Fair Value

These financial statements include assets and liabilities that are measured based on their fair values. Measurement at fair value may be on a recurring or nonrecurring basis depending on the accounting principles applicable to the specific asset or liability and whether the Manager has elected to carry them at fair value. PMT groups its assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the observability of the inputs used to determine fair value. These levels are:

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

Estimating cash flows requires a number of inputs that are subject to uncertainties, including the timing of principal payments, coupon interest rate and mortgage market interest rate fluctuations. The Manager applies its judgment in developing its estimates. However, these uncertainties are difficult to predict; therefore, the outcome of future events will affect the timing and amount of interest income.

Mortgage Loans

Mortgage loans are carried at their fair values. Changes in the fair value of mortgage loans are recognized in current period income. Changes in fair value, other than changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums, are included in Net gain (loss) on investments for mortgage loans classified as mortgage loans at fair value and Net gain on mortgage loans acquired for sale for mortgage loans classified as mortgage loans acquired for sale at fair value. Changes in fair value attributable to accrual of unearned discounts and amortization of purchase premiums are included in Interest income on the consolidated statements of income.

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

Interest Income Recognition

The Company has the ability but not the intent to hold mortgage loans acquired for sale and mortgage loans at fair value other than mortgage loans held in a VIE for the foreseeable future. Therefore, interest income on mortgage loans acquired for sale and mortgage loans at fair value other than mortgage loans held in a VIE is recognized over the life of the loans using their contractual interest rates.

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

Excess Servicing Spread

The Company has acquired the right to receive the ESS related to certain of the MSRs owned by PFSI. ESS is carried at its fair value. Changes in fair value resulting from changes in market yield requirements are recognized in current period income in Net gain (loss) on investments. The Company categorizes ESS as a “Level 3” fair value asset.

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

Derivative financial instruments created as a result of the Company’s operations include:

•	Interest rate lock commitments (“IRLCs”) that are created when the Company commits to purchase mortgage loans acquired for sale;
•

CRT derivatives that are created when the Company retains a Recourse Obligation relating to certain mortgage loans it sells into Fannie Mae guaranteed loan securitizations and an IO ownership interest in such mortgage loans; and

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive incentives that are recorded in interest expense if it finances mortgage loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

The Company engages in interest rate risk management activities in an effort to reduce the variability of earnings caused by the effects of changes in interest rates on the fair value of certain of its assets and liabilities. The Company is exposed to price risk relative to the IRLCs it issues to correspondent sellers and to the mortgage loans it purchases as a result of issuing the IRLCs. The Company bears price risk from the time an IRLC is issued to a correspondent seller until the time the purchased mortgage loan is sold. The Company is exposed to loss if market mortgage interest rates increase, because market interest rate increases generally cause the fair value of the IRLC or mortgage loan acquired for sale to decrease. The Company is exposed to losses related to its investment in MSRs if market mortgage interest rates decrease, because market interest rate decreases generally encourage mortgage refinancing activity, which reduces the expected life of the mortgage loans underlying the MSRs, causing the fair value of MSRs to decrease.

To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held in a VIE, ESS, IRLCs and MSRs.

The Company accounts for its derivative financial instruments as free-standing derivatives. The Company does not designate its derivative financial instruments for hedge accounting. All derivative financial instruments are recognized on the balance sheet at fair value with changes in fair value being reported in current period income. The fair value of the Company’s derivative financial instruments is included in Derivative assets and Derivative liabilities and changes in fair value are included in Net gain (loss) on investments, in Net gain on mortgage loans acquired for sale, in Net mortgage loan servicing fees from nonaffiliates, or in Interest expense, as applicable, in the Company’s consolidated statements of income.

When the Company has master netting agreements with its derivatives counterparties, the Company nets its counterparty positions along with any cash collateral received from or delivered to the counterparty.

Exchange-traded hedging derivatives are classified as “Level 1” fair value financial assets and liabilities. Hedging derivatives whose fair values are derived from observed MBS market interest rates and volatilities are classified as “Level 2” fair value assets and liabilities. IRLCs, CRT Agreements and derivatives embedded in a master repurchase agreement are classified as “Level 3” fair value assets and liabilities.

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

Borrowings

Borrowings, other than Asset-backed financing of a VIE at fair value, are carried at amortized cost. Costs of creating the facilities underlying the agreements are included in the carrying value of the borrowing facilities and are amortized to Interest expense over the term of revolving borrowing facilities on the straight-line basis and for Exchangeable Notes are amortized over the Exchangeable Notes’ contractual life using the interest method.

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

In the event of a breach of its representations and warranties, the Company may be required to either repurchase the mortgage loans with the identified defects or indemnify the investor or insurer. In such cases, the Company bears any subsequent credit loss on the mortgage loans. The Company’s credit loss may be reduced by any recourse it has to correspondent sellers that, in turn, had sold such mortgage loans to the Company and breached similar or other representations and warranties. In such event, the Company has the right to seek a recovery of related repurchase losses from that correspondent seller.

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

Mortgage Loan Servicing Fees

Mortgage loan servicing fees and other remuneration are received by the Company for servicing residential mortgage loans. Mortgage loan servicing includes loan administration, collection, and default management activities, including the collection and remittance of loan payments; response to customer inquiries; accounting for principal and interest; holding custodial (impounded) funds for the payment of property taxes and insurance premiums; counseling delinquent mortgagors; and supervising foreclosures and property dispositions.

Mortgage loan servicing fee amounts are based upon fee schedules established by the applicable investor and upon the unpaid principal balance of the mortgage loans.

The Company’s obligation under its mortgage loan servicing agreements is fulfilled as the Company services the mortgage loans. Mortgage loan servicing fees are recorded net of Agency guarantee fees paid by the Company. Mortgage loan servicing fees are recorded when the mortgage loan payment is collected. Mortgage loan servicing fees are collected when the mortgage loan payments are received from the borrowers.

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

The initial cost of restricted share units awarded is established at the Company’s closing share price on the date of the award. The Company adjusts the cost of its share-based compensation awards depending on whether the awards are made to its trustees and officers or to non-employees such as officers and employees of affiliates:

•

For awards to officers and trustees of the Company, compensation cost relating to restricted share units is generally fixed at the fair value of the award date. Compensation relating to performance share units is adjusted for changes in expected performance attainment in each subsequent reporting period until the units have vested or have been forfeited, the service being provided is subsequently completed, or, under certain circumstances, is likely to be completed, whichever occurs first.

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

The Company’s taxable REIT subsidiary (“TRS”) is subject to federal and state income taxes. Income taxes are provided for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which the Manager expects those temporary differences to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period in which the change occurs.

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

Pursuant to the terms of an amended and restated mortgage banking services agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any mortgage loans underwritten to Ginnie Mae guidelines.

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

The Company purchases newly originated loans from PLS under a mortgage loan participation purchase and sale agreement and a flow commercial mortgage loan purchase agreement. Historically, the Company has used the mortgage loan participation purchase and sale agreement for the purpose of purchasing from PLS prime jumbo residential mortgage loans. Beginning in the quarter ended September 30, 2017, the Company also purchases non-government insured or guaranteed mortgage loans from PLS under the mortgage loan participation purchase and sale agreement. The Company uses the flow commercial mortgage loan purchase agreement for the purpose of purchasing from PLS small balance commercial mortgage loans, including multifamily mortgage loans, originated as part of PLS’s commercial lending activities.

Following is a summary of correspondent production activity between the Company and PLS:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Purchases of mortgage loans acquired for sale at fair value from PLS	$904,097	$21,541	$28,445

Mortgage loans fulfillment fees earned by PLS	$80,359	$86,465	$58,607
UPB of mortgage loans fulfilled by PLS	$22,971,119	$23,188,386	$14,014,603

Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$12,084	$11,976	$8,966
UPB of mortgage loans sold to PLS	$40,561,241	$39,908,163	$29,867,580

Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$7	$30	$—
Tax service fee paid to PLS included in Other expense	$7,078	$6,690	$4,390

	December 31, 2017	December 31, 2016
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$279,571	$804,616

Mortgage Loan Servicing Activities

The Company, through its Operating Partnership, has a mortgage loan servicing agreement with PLS dated as of September 12, 2016. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the mortgage loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and late charges relating to mortgage loans it services for the Company.

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

Pursuant to the terms of an MSR recapture agreement, if PLS refinances mortgage loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. The MSR recapture agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$305	$330	$260
Activity-based	649	733	371
	954	1,063	631
Mortgage loans at fair value:
Distressed mortgage loans:
Base	6,650	11,078	16,123
Activity-based	8,960	18,521	12,437
	15,610	29,599	28,560
Mortgage loans held in VIE:
Base	129	83	125
Activity-based	—	—	—
	129	83	125
MSRs:
Base	25,862	19,378	16,786
Activity-based	509	492	321
	26,371	19,870	17,107
	$43,064	$50,615	$46,423
Average investment in:
Mortgage loans acquired for sale at fair value	$1,366,017	$1,443,587	$1,143,232
Mortgage loans at fair value:
Distressed mortgage loans	$1,152,930	$1,731,638	$2,231,259
Mortgage loans held in a VIE	$344,942	$422,122	$494,655
Average MSR portfolio	$63,836,843	$49,626,758	$38,450,379
MSR recapture income recognized included in Net mortgage loan servicing fees - from PennyMac Financial Service, Inc.	$1,428	$1,573	$787

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

The performance incentive fee is calculated quarterly and is equal to: (a) 10% of the amount by which net income attributable to common shares of beneficial interest for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

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

The management agreement was amended and restated as of September 12, 2016; however, the fee structure was not amended in any material respect. Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Base management	$22,280	$20,657	$22,851
Performance incentive	304	—	1,343
	$22,584	$20,657	$24,194

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

Expense Reimbursement and Amounts Payable to and Receivable from PCM

Under the management agreement, PCM is entitled to reimbursement of its organizational and operating expenses, including third-party expenses, incurred on the Company’s behalf, it being understood that PCM and its affiliates shall allocate a portion of their personnel’s time to provide certain legal, tax and investor relations services for the direct benefit of the Company. With respect to the allocation of PCM’s and its affiliates’ personnel, from and after September 12, 2016, PCM shall be reimbursed $120,000 per fiscal quarter, such amount to be reviewed annually and to not preclude reimbursement for any other services performed by PCM or its affiliates.

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

The Company reimbursed PCM and its affiliates for expenses:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$5,306	$7,898	$10,742
Expenses incurred on the Company’s (PFSI's) behalf, net	2,257	(163)	582
	$7,563	$7,735	$11,324
Payments and settlements during the year (1)	$64,945	$143,542	$99,967

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

Following is a summary of investing activities between the Company and PFSI:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Sale of mortgage loans at fair value to PFSI	$—	$891	$1,466
ESS:
Purchases	$—	$—	$271,554
Received pursuant to a recapture agreement	$5,244	$6,603	$6,728
Repayments and sales	$54,980	$129,037	$78,578
Interest income	$16,951	$22,601	$25,365
Net (loss) gain included in Net gain (loss) on investments:
Valuation changes	$(19,350)	$(23,923)	$(3,810)
Recapture income	4,820	6,529	7,049
	$(14,530)	$(17,394)	$3,239

Financing Activities

PFSI held 75,000 of the Company’s common shares at both December 31, 2017 and December 31, 2016.

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

In connection with the GNMA MSR Facility, PLS pledges and/or sells to the Issuer Trust participation certificates representing beneficial interests in MSRs and ESS pursuant to the terms of the PC Repurchase Agreement. In return, the Issuer Trust (a) has issued to PLS, pursuant to the terms of an indenture, the Series 2016-MSRVF1 Variable Funding Note, dated December 19, 2016, known as the “PNMAC GMSR ISSUER TRUST MSR Collateralized Notes, Series 2016-MSRVF1” (the “VFN”), and (b) may, from time to time pursuant to the terms of any supplemental indenture, issue to institutional investors additional term notes (“Term Notes”), in each case secured on a pari passu basis by the participation certificates relating to the MSRs and ESS. The maximum principal balance of the VFN is $1 billion.

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

Following is a summary of financing activities between the Company and PFSI:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Interest expense	$8,038	$7,830	$3,343
Conditional Reimbursements paid to PCM	$30	$—	$237

	December 31, 2017	December 31, 2016
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$144,128	$150,000
Conditional Reimbursement payable to PFSI included in Accounts payable and accrued liabilities	$870	$900

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	December 31, 2017	December 31, 2016
	(in thousands)
Due from PFSI:
MSR recapture receivable	$282	$707
Other	3,872	6,384
	$4,154	$7,091
Due to PFSI:
Allocated expenses and expenses paid by PFSI on PMT’s behalf	$11,542	$1,046
Mortgage loan servicing fees	6,583	5,465
Management fees	5,901	5,081
Correspondent production fees	1,735	2,371
Conditional Reimbursement	870	900
Fulfillment fees	346	1,300
Interest on Assets sold to PFSI under agreement to repurchase	142	253
	$27,119	$16,416

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows:
Proceeds from sales	$24,314,165	$23,525,952	$14,206,816
Mortgage loan servicing fees received (1)	$164,776	$125,961	$97,633

(1)	Net of guarantee fees

The following table summarizes UPB information for mortgage loans that are accounted for as sales for the dates presented:

	December 31,
	2017	2016
	(in thousands)
UPB of mortgage loans outstanding	$71,639,351	$56,303,664
Delinquent mortgage loans:
30-89 days delinquent	$532,673	$262,467
90 or more days delinquent:
Not in foreclosure	$280,786	$53,200
In foreclosure	$25,258	$25,180
Bankruptcy	$52,202	$36,357
Custodial funds managed by the Company (1)	$879,321	$736,398

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

Consolidated VIEs

Credit Risk Transfer Agreements

The Company, through PMC, entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining the Recourse Obligations as part of the retention of an interest-only ownership interest in such mortgage loans.  The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment. The pledged cash represents the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on derivatives related to CRT Agreements are included in Net gain (loss) on investments in the consolidated statements of income.

Following is a summary of the CRT Agreements:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$14,529,548	$11,190,933	$4,602,507
Deposits of cash securing CRT Agreements	$152,641	$306,507	$147,446
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$390,362	$92,109	$—
Interest earned on Deposits securing CRT Agreements	$4,291	$930	$—
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$51,731	$21,298	$1,831
Resulting from valuation changes	83,030	15,316	(1,238)
	134,761	36,614	593
Change in fair value of interest-only security payable at fair value	(11,033)	(4,114)	—
	$123,728	$32,500	$593
Payments made to settle losses	$1,396	$90	$—

	December 31, 2017	December 31, 2016
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$26,845,392	$14,379,850
Delinquency status (in UPB):
Current	$26,540,953	$14,319,997
30—89 days delinquent	$179,144	$52,250
90—180 days delinquent	$101,114	$5,173
180 or more days delinquent	$5,146	$538
Foreclosure	$5,463	$1,892
Bankruptcy	$13,572	$—
Carrying value of CRT Agreements:
Derivative assets	$98,640	$15,610
Deposits securing CRT agreements	$588,867	$450,059
Interest-only security payable at fair value	$7,070	$4,114
CRT Agreement assets pledged to secure assets sold under agreements to repurchase:
Deposits securing CRT Agreements	$400,778	$414,610
Derivative assets	$26,058	$9,078
Commitments to fund Deposits securing credit risk transfer agreements	$482,471	$92,109

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The fair value of the certificates retained by the Company was $9.7 million as of December 31, 2017. The Company includes the proceeds from issuance of the certificates to nonaffiliates in Asset backed financing of a variable interest entity at fair value.

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

The Manager has also identified the Company’s asset-backed financing of a VIE and interest only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of mortgage loans at fair value collateralizing these financings. For other borrowings, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$18,398	$—	$—	$18,398
Mortgage-backed securities at fair value	—	989,461	—	989,461
Mortgage loans acquired for sale at fair value	—	1,261,380	8,135	1,269,515
Mortgage loans at fair value	—	321,040	768,433	1,089,473
Excess servicing spread purchased from PFSI	—	—	236,534	236,534
Derivative assets:
Interest rate lock commitments	—	—	4,859	4,859
CRT Agreements	—	—	98,640	98,640
Repurchase agreement derivatives	—	—	3,748	3,748
Forward purchase contracts	—	4,343	—	4,343
Forward sale contracts	—	387	—	387
MBS put options	—	3,170	—	3,170
Put options on interest rate futures	656	—	—	656
Total derivative assets before netting	656	7,900	107,247	115,803
Netting	—	—	—	(1,922)
Total derivative assets after netting	656	7,900	107,247	113,881
Mortgage servicing rights at fair value	—	—	91,459	91,459
	$19,054	$2,579,781	$1,211,808	$3,808,721
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$307,419	$—	$307,419
Interest-only security payable at fair value	—	—	7,070	7,070
Derivative liabilities:
Interest rate lock commitments	—	—	227	227
Forward purchase contracts	—	248	—	248
Forward sales contracts	—	2,830	—	2,830
Total derivative liabilities before netting	—	3,078	227	3,305
Netting	—	—	—	(1,999)
Total derivative liabilities after netting	—	3,078	227	1,306
	$—	$310,497	$7,297	$315,795

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$122,088	$—	$—	$122,088
Mortgage-backed securities at fair value	—	865,061	—	865,061
Mortgage loans acquired for sale at fair value	—	1,673,112	—	1,673,112
Mortgage loans at fair value	—	367,169	1,354,572	1,721,741
Excess servicing spread purchased from PFSI	—	—	288,669	288,669
Derivative assets:
Interest rate lock commitments	—	—	7,069	7,069
CRT Agreements	—	—	15,610	15,610
Forward purchase contracts	—	30,879	—	30,879
Forward sales contracts	—	13,164	—	13,164
MBS put options	—	1,697	—	1,697
MBS call options	—	142	—	142
Call options on interest rate futures	63	—	—	63
Put options on interest rate futures	2,469	—	—	2,469
Total derivative assets	2,532	45,882	22,679	71,093
Netting	—	—	—	(37,384)
Total derivative assets after netting	2,532	45,882	22,679	33,709
Mortgage servicing rights at fair value	—	—	64,136	64,136
	$124,620	$2,951,224	$1,730,056	$4,768,516
Liabilities:
Asset-backed financing of the VIE at fair value	$—	$353,898	$—	$353,898
Interest-only security payable at fair value	—	—	4,114	4,114
Derivative liabilities:
Interest rate lock commitments	—	—	3,292	3,292
Forward purchase contracts	—	7,619	—	7,619
Forward sales contracts	—	17,974	—	17,974
Total derivative liabilities	—	25,593	3,292	28,885
Netting	—	—	—	(19,312)
Total derivative liabilities after netting	—	25,593	3,292	9,573
	$—	$379,491	$7,406	$367,585

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Year ended December 31, 2017
	Mortgage loans at fair value	Mortgage loans acquired for sale at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreements	Repurchase agreement derivatives	Mortgage servicing rights	Total
	(in thousands)
Assets
Balance, December 31, 2016	$1,354,572	$5,682	$288,669	$3,777	$15,610	$—	$64,136	$1,732,446
Purchases and issuances	—	11,415	—	36,005	—	3,864	79	51,363
Repayments and sales	(530,367)	(12,513)	(54,980)	—	(51,731)	—	—	(649,591)
Capitalization of interest	30,795	—	16,951	—	—	—	—	47,746
Capitalization of advances	18,923	—	—	—	—	—	—	18,923
ESS received pursuant to a recapture agreement with PFSI	—	—	5,244	—	—	—	—	5,244
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	—	41,379	41,379
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	24,685	—	—	—	—	—	—	24,685
Other factors	(25,369)	1,045	(19,350)	45,304	134,761	(116)	(14,135)	122,140
	(684)	1,045	(19,350)	45,304	134,761	(116)	(14,135)	146,825
Transfers of mortgage loans to REO and real estate held for investment	(104,806)	—	—	—	—	—	—	(104,806)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	—	2,506	—	—	—	—	—	2,506
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	(80,454)	—	—	—	(80,454)
Balance, December 31, 2017	$768,433	$8,135	$236,534	$4,632	$98,640	$3,748	$91,459	$1,211,581
Changes in fair value recognized during the period relating to assets still held at December 31, 2017	$(10,594)	$98	$(19,350)	$4,632	$83,030	$(116)	$(14,135)	$43,565

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

During the year ended December 31, 2017, the Manager identified certain “Level 2” fair value mortgage loans that were not salable into the prime mortgage market and therefore transferred them to “Level 3”.

Year ended December 31, 2017
Interest-only
security payable
(in thousands)
Liability:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	2,956
2,956
Balance, December 31, 2017	$7,070
Changes in fair value recognized during the period relating to liability outstanding at December 31, 2017	$2,956

	Year ended December 31, 2016
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Purchases and issuances	—	—	71,892	—	2,739	74,631
Repayments and sales	(626,095)	(129,037)	—	(21,298)	—	(776,430)
Capitalization of interest	84,820	22,601	—	—	—	107,421
ESS received pursuant to a recapture agreement with PFSI	—	6,603	—	—	—	6,603
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	7,337	7,337
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	26,910	—	—	—	—	26,910
Other factors	(30,414)	(23,923)	15,944	36,315	(12,524)	(14,602)
	(3,504)	(23,923)	15,944	36,315	(12,524)	12,308
Transfers of mortgage loans to REO and real estate held for investment	(201,043)	—	—	—	—	(201,043)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(88,705)	—	—	(88,705)
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Changes in fair value recognized during the period relating to assets still held at December 31, 2016	$(15,877)	$(16,713)	$3,777	$15,610	$(12,524)	$(25,727)

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Year ended December 31, 2016
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2015	$—
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	4,114
4,114
Balance, December 31, 2016	4,114
Changes in fair value recognized during the period relating to liability outstanding at December 31, 2016	$4,114

	Year ended December 31, 2015
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2014	$2,199,583	$191,166	$5,661	$—	$57,358	$2,453,768
Purchases and issuances	241,981	271,554	50,536	—	2,335	566,406
Repayments and sales	(218,585)	(78,578)	—	—	—	(297,163)
Capitalization of interest	57,754	25,365	—	—	—	83,119
ESS received pursuant to a recapture agreement with PFSI	—	6,728	—	—	—	6,728
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	13,963	13,963
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	42,267	—	—	—	—	42,267
Other factors	38,866	(3,810)	(12,811)	593	(7,072)	15,766
	81,133	(3,810)	(12,811)	593	(7,072)	58,033
Transfers of mortgage loans to REO	(285,331)	—	—	—	—	(285,331)
Transfers of mortgage loans at fair value from “Level 2” to “Level 3” (2)	23,859	—	—	—	—	23,859
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(38,740)	—	—	(38,740)
Balance, December 31, 2015	$2,100,394	$412,425	$4,646	$593	$66,584	$2,584,642
Changes in fair value recognized during the period relating to assets still held at December 31, 2015	$77,867	$(3,810)	$4,646	$593	$(7,072)	$72,224

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
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

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	December 31, 2017			December 31, 2016
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,268,121	$1,221,125	$46,996	$1,672,181	$1,633,569	$38,612
90 or more days delinquent:
Not in foreclosure	950	1,120	(170)	145	189	(44)
In foreclosure	444	496	(52)	786	717	69
	1,394	1,616	(222)	931	906	25
	$1,269,515	$1,222,741	$46,774	$1,673,112	$1,634,475	$38,637
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent:	$321,040	$316,684	$4,356	$367,169	$368,524	$(1,355)
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	321,040	316,684	4,356	367,169	368,524	(1,355)
Distressed mortgage loans at fair value:
Current through 89 days delinquent:	414,785	519,009	(104,224)	611,584	818,665	(207,081)
90 or more days delinquent:
Not in foreclosure	166,749	257,038	(90,289)	305,431	425,460	(120,029)
In foreclosure	186,899	267,911	(81,012)	437,557	595,534	(157,977)
	353,648	524,949	(171,301)	742,988	1,020,994	(278,006)
	768,433	1,043,958	(275,525)	1,354,572	1,839,659	(485,087)
	$1,089,473	$1,360,642	$(271,169)	$1,721,741	$2,208,183	$(486,442)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Year ended December 31, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	(loss) on
	for sale	income	fees	investments	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	5,367	—	5,498	10,865
Mortgage loans acquired for sale at fair value	97,940	—	—	—	97,940
Mortgage loans at fair value	—	32,239	—	3,582	35,821
ESS at fair value	—	16,951	—	(19,350)	(2,399)
MSRs at fair value	—	—	(14,135)	—	(14,135)
	$97,940	$54,557	$(14,135)	$(10,270)	$128,092
Liabilities:
Interest-only security payable	$—	$—	$—	$2,956	$2,956
Asset-backed financing of a VIE at fair value	—	(1,781)	—	(3,426)	(5,207)
	$—	$(1,781)	$—	$(470)	$(2,251)

	Year ended December 31, 2016
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	(loss) on
	for sale	income (1)	fees	investments	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(2,391)	$—	$(13,168)	$(15,559)
Mortgage loans acquired for sale at fair value	55,350	—	—	—	55,350
Mortgage loans at fair value	—	86,114	—	(5,252)	80,862
ESS at fair value	—	22,601	—	(23,923)	(1,322)
MSRs at fair value	—	—	(12,524)	—	(12,524)
	$55,350	$106,324	$(12,524)	$(42,343)	$106,807
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(669)	$—	$3,238	$2,569
	$—	$(669)	$—	$3,238	$2,569

(1)

The amounts in the above table have been expanded to conform with current period presentation. The table includes the effect of capitalization of interest and accrual of unearned discounts on fair value.

	Year ended December 31, 2015
	Net gain on		Net
	mortgage		mortgage
	loans	Net	loan	Net gain
	acquired	interest	servicing	(loss) on
	for sale	income (1)	fees	investments	Total
	(in thousands)
Assets:
Mortgage-backed securities at fair value	$—	$(35)	$—	$(5,224)	$(5,259)
Mortgage loans acquired for sale at fair value	71,880	—	—	—	71,880
Mortgage loans at fair value	—	59,007	—	70,470	129,477
ESS at fair value	—	25,365	—	3,239	28,604
MSRs at fair value	—	—	(7,072)	—	(7,072)
	$71,880	$84,337	$(7,072)	$68,485	$217,630
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$(499)	$—	$4,260	$3,761
	$—	$(499)	$—	$4,260	$3,761

(1)

The amounts in the above table have been expanded to conform with current period presentation. The table includes the effect of capitalization of interest and accrual of unearned discounts on fair value.

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value at year end for financial statement items that were re-measured at fair value on a nonrecurring basis during the years presented:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$71,380	$71,380
MSRs at lower of amortized cost or fair value	—	—	312,995	312,995
	$—	$—	$384,375	$384,375

	December 31, 2016
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$125,683	$125,683
MSRs at lower of amortized cost or fair value	—	—	173,765	173,765
	$—	$—	$299,448	$299,448

The following table summarizes the fair value changes recognized during the years presented on assets held at year end that were remeasured at fair value on a nonrecurring basis:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Real estate asset acquired in settlement of loans	$(11,882)	$(17,561)	$(24,546)
MSRs at lower of amortized cost or fair value	(5,876)	(2,728)	(3,229)
	$(17,758)	$(20,289)	$(27,775)

Real Estate Acquired in Settlement of Loans

The Company evaluates its REO for impairment with reference to the respective properties’ fair values less cost to sell. The initial carrying value of the REO is measured at cost as indicated by the purchase price in the case of purchased REO or as measured by the fair value of the mortgage loan immediately before REO acquisition in the case of acquisition in settlement of a mortgage loan. REO may be subsequently revalued due to the Company receiving greater access to the property, the property being held for an extended period or receiving indications that the property’s fair value may not be supported by developing market conditions. Any subsequent change in fair value to a level that is less than or equal to the property’s cost is recognized in Results of real estate acquired in settlement of loans in the Company’s consolidated statements of income.

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

The Manager has concluded that the fair values of Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Notes payable and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase approximate the agreements’ carrying values due to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at December 31, 2017 and December 31, 2016 was $244.9 million and $240.7 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of fair value.

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

With respect to the Company’s non-IRLC “Level 3” fair value assets and liabilities, the FAV group reports to PCM’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to PCM’s valuation committee. During 2017, PCM’s valuation committee included PFSI’s executive chairman, chief executive, chief financial, chief enterprise operations, chief risk and deputy chief financial officers.

The FAV group is responsible for reporting to PCM’s valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

•

Mortgage loans that are not saleable into active markets, comprised primarily of distressed mortgage loans, are categorized as “Level 3” fair value assets and their fair values are estimated using a discounted cash flow approach. Inputs to the discounted cash flow model include current interest rates, loan amount, payment status, property type, discount rates and forecasts of future interest rates, home prices, prepayment speeds, default speeds, loss severities or contracted selling price when applicable.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value (excluding loans held in a VIE):

Key inputs	December 31, 2017	December 31, 2016
Discount rate
Range	2.9% – 15.0%	2.6% – 15.0%
Weighted average	6.9%	7.1%
Twelve-month projected housing price index change
Range	3.6% – 4.6%	2.5% – 4.8%
Weighted average	4.4%	3.7%
Prepayment speed (1)
Range	3.2% – 11.0%	0.1% – 10.9%
Weighted average	4.2%	4.0%
Total prepayment speed (2)
Range	10.8% – 23.8%	2.9% – 24.6%
Weighted average	16.5%	17.7%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

Excess Servicing Spread Purchased from PFSI

The Company categorizes ESS as a “Level 3” fair value asset. The Company uses a discounted cash flow approach to estimate the fair value of ESS. The key inputs used in the estimation of the fair value of ESS include prepayment speed and pricing spread (discount rate). Significant changes to those inputs in isolation may result in a significant change in the ESS fair value measurement. Changes in these key inputs are not necessarily directly related.

Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	December 31, 2017	December 31, 2016
UPB of underlying mortgage loans (in thousands)	$27,217,199	$32,376,359
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (1)
Range	3.8% - 4.3%	3.8% - 4.8%
Weighted average	4.1%	4.4%
Annual total prepayment speed (2)
Range	8.4% - 41.4%	7.0% - 41.3%
Weighted average	10.8%	10.5%
Life (in years)
Range	1.4 - 7.7	1.4 - 8.6
Weighted average	6.5	6.8

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

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	December 31, 2017	December 31, 2016
Pull-through rate
Range	58.0% - 100.0%	60.7% - 100.0%
Weighted average	90.3%	88.5%
MSR value expressed as:
Servicing fee multiple
Range	2.1 - 5.8	2.6 - 6.0
Weighted average	4.9	5.0
Percentage of UPB
Range	0.0% - 2.4%	0.7% - 1.5%
Weighted average	1.3%	1.3%

CRT Agreements

The fair value of CRT Agreements is established based on whether the aggregation period has been completed and the CRT Agreements have been securitized. For securitized CRT Agreements, fair value is based on indications of fair value provided to the Company for the certificates representing the beneficial deposits securing the CRT Agreements, the Recourse Obligation and the IO ownership interest in these items. Fair value of the CRT derivative is derived by deducting the balance of the deposits securing the CRT Agreements from the indication of fair value provided by the nonaffiliated brokers. For CRT Agreements that have not been securitized, fair value is estimated using a discounted cash flow analysis. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of these derivatives are the prepayment and default rates of the underlying mortgage loans and discount rate. Changes in fair value of CRT Agreements are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the valuation of CRTs:

Key inputs	December 31, 2017	December 31, 2016
Discount rate
Range	5.1% – 6.2%	5.6% – 6.7%
Weighted average	5.6%	6.0%
Voluntary Prepayment speed (1)
Range	12.1% – 15.0%	7.0% – 9.5%
Weighted average	13.0%	7.9%
Involuntary prepayment speed (2)
Range	0.3% – 0.3%	0.2% – 0.3%
Weighted average	0.3%	0.2%

(1)	Prepayment speed is measured using Life Voluntary CPR.
(2)	Prepayment speed is measured using Life Involuntary CPR.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for financial reporting purposes and are accounted for separate from the related repurchase agreements. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the Company’s ratio of derivative value to outstanding receivable due to time value of money and the expected approval rate of the mortgage loans financed under the master repurchase agreement. The ratio included in the Company’s fair value estimate was 97% at December 31, 2017.

Hedging Derivatives

The Company estimates the fair value of commitments to sell mortgage loans based on quoted MBS prices. Fair values of derivative financial instruments based on exchange traded market prices are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates and volatilities in the MBS market are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain (loss) on investments, Net gain on mortgage loans acquired for sale, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Year ended December 31,
	2017		2016		2015
	Amortized cost	Fair value	Amortized cost	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$248,930	$41,379	$267,755	$7,337	$140,511	$13,963
Key inputs
UPB of underlying mortgage loans	$19,982,686	$3,724,642	$22,068,577	$752,850	$12,195,574	$1,430,795
Weighted-average annual servicing fee rate (in basis points)	25	25	25	26	25	25
Pricing spread (1)
Range	7.6% – 12.6%	7.6% – 7.6%	7.2% – 12.6%	7.2% – 7.6%	6.5% –17.5%	7.2% – 16.3%
Weighted average	7.6%	7.6%	7.5%	7.3%	7.9%	8.5%
Annual total prepayment speed (2)
Range	3.2% – 31.1%	7.9% – 29.5%	3.3% – 49.2%	7.2% – 38.0%	3.5% – 51.0%	6.8% – 34.2%
Weighted average	8.0%	10.7%	8.3%	14.5%	9.0%	12.3%
Life (in years)
Range	2.6 – 11.9	2.8 – 8.5	1.4 – 12.3	2.0 – 9.4	1.3 – 12.0	2.2 – 9.4
Weighted average	8.3	7.3	8.0	5.9	6.9	6.4
Annual per-loan cost of servicing
Range	$79 – $79	$79 – $79	$68 – $79	$68 – $82	$62 – $134	$62 – $68
Weighted average	$79	$79	$77	$73	$64	$65

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	December 31, 2017		December 31, 2016
	Amortized cost	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$753,322	$91,459	$592,431	$64,136
Key inputs:
UPB of underlying mortgage loans	$63,853,606	$8,273,696	$50,539,707	$5,763,957
Weighted-average annual servicing fee rate (in basis points)	25	25	25	25
Weighted-average note interest rate	3.9%	4.7%	3.8%	4.7%
Pricing spread (1)
Range	7.6% – 13.1%	7.6% – 12.6%	7.6% – 13.0%	7.6% – 12.6%
Weighted average	7.6%	7.6%	7.6%	7.6%
Effect on fair value of (2):
5% adverse change	$(11,848)	$(1,347)	$(10,018)	$(979)
10% adverse change	$(23,352)	$(2,655)	$(19,738)	$(1,929)
20% adverse change	$(45,379)	$(5,162)	$(38,330)	$(3,748)
Prepayment speed (3)
Range	7.1% – 27.1%	7.3% – 20.9%	6.7% – 25.7%	6.8% – 24.2%
Weighted average	8.4%	11.1%	7.7%	10.7%
Life (in years)
Range	2.9 - 8.0	3.1 - 6.8	3.1 - 8.5	3.2 - 7.0
Weighted average	7.6	6.8	8.0	7.0
Effect on fair value of (2):
5% adverse change	$(12,267)	$(1,954)	$(9,436)	$(1,379)
10% adverse change	$(24,120)	$(3,827)	$(18,578)	$(2,704)
20% adverse change	$(46,668)	$(7,352)	$(36,037)	$(5,202)
Annual per-loan cost of servicing
Range	$78 – $79	$77 – $79	$78 – $79	$77 – $79
Weighted average	$79	$79	$79	$79
Effect on fair value of (2):
5% adverse change	$(5,721)	$(744)	$(4,650)	$(555)
10% adverse change	$(11,441)	$(1,488)	$(9,300)	$(1,110)
20% adverse change	$(22,883)	$(2,976)	$(18,600)	$(2,220)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Note 7—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	December 31, 2017	December 31, 2016
	(in thousands)
Conventional:
Agency-eligible	$971,910	$847,810
Jumbo	—	6,042
Held for sale to PLS — Government insured or guaranteed	279,571	804,616
Commercial real estate	9,898	8,961
Repurchased pursuant to representations and warranties	8,136	5,683
	$1,269,515	$1,673,112
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,201,992	$1,627,010
Mortgage loan participation purchase and sale agreements	47,285	26,738
	$1,249,277	$1,653,748

The Company is not approved by Ginnie Mae as an issuer of Ginnie Mae-guaranteed securities which are backed by government-insured or guaranteed mortgage loans. The Company transfers government-insured or guaranteed mortgage loans that it purchases from correspondent sellers to PLS, which is a Ginnie Mae-approved issuer, and earns a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held prior to purchase by PLS.

Note 8—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to a Manager determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	December 31, 2017		December 31, 2016
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$353,648	$524,949	$742,988	$1,020,994
Performing mortgage loans:
Interest rate step-up	189,724	242,335	232,700	317,409
Fixed interest rate	186,929	236,840	296,901	408,943
Adjustable-rate/hybrid	38,132	39,834	81,983	92,313
	414,785	519,009	611,584	818,665
	768,433	1,043,958	1,354,572	1,839,659
Fixed interest rate jumbo mortgage loans held in a VIE	321,040	316,684	367,169	368,524
	$1,089,473	$1,360,642	$1,721,741	$2,208,183
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$760,853		$1,345,021
Asset-backed financing of a VIE at fair value	321,040		367,169
	$1,081,893		$1,712,190

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	December 31, 2017	December 31, 2016
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	72%
Mortgage loans with unpaid-principal balance-to-current -property-value in excess of 100%	38%	41%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida Massachusetts

Note 9—Derivative Activities

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	December 31, 2017			December 31, 2016
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,250,803	$4,859	$227	1,420,468	$7,069	$3,292
CRT Agreements	26,845,392	98,640	—	14,379,850	15,610	—
Repurchase agreement derivatives		3,748	—		—	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	1,996,235	4,343	248	4,840,707	30,879	7,619
Forward sale contracts	2,565,271	387	2,830	6,148,242	13,164	17,974
MBS put options	2,375,000	3,170	—	925,000	1,697	—
MBS call options	—	—	—	750,000	142	—
Call options on interest rate futures	—	—	—	200,000	63	—
Put options on interest rate futures	550,000	656	—	550,000	2,469	—
Swap futures	275,000	—	—	150,000	—	—
Eurodollar future sale contracts	937,000	—	—	1,351,000	—	—
Total derivative instruments before netting		115,803	3,305		71,093	28,885
Netting		(1,922)	(1,999)		(37,384)	(19,312)
		$113,881	$1,306		$33,709	$9,573
Margin deposits placed with (received from) derivatives counterparties included in Other assets (Accounts payable and accrued liabilities)		$76			$(18,071)
Derivative assets pledged to secure assets sold under agreements to repurchase		$26,058			$9,078

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs.

	Year ended December 31, 2017
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	4,840,707	71,768,061	(74,612,533)	1,996,235
Forward sales contracts	6,148,242	95,889,432	(99,472,403)	2,565,271
MBS put options	925,000	9,225,000	(7,775,000)	2,375,000
MBS call options	750,000	550,000	(1,300,000)	—
Call options on interest rate futures	200,000	825,000	(1,025,000)	—
Put options on interest rate futures	550,000	7,150,000	(7,150,000)	550,000
Swap futures	150,000	1,650,000	(1,525,000)	275,000
Eurodollar future sale contracts	1,351,000	404,000	(818,000)	937,000
Treasury future buy contracts	—	110,700	(110,700)	—
Treasury future sale contracts	—	110,700	(110,700)	—

	Year ended December 31, 2016
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	2,469,550	73,269,440	(70,898,283)	4,840,707
Forward sales contracts	2,450,642	99,737,855	(96,040,255)	6,148,242
MBS put option	375,000	12,400,000	(11,850,000)	925,000
MBS call option	—	750,000	—	750,000
Call options on interest rate futures	50,000	4,425,000	(4,275,000)	200,000
Put options on interest rate futures	1,600,000	7,445,000	(8,495,000)	550,000
Swap futures	—	175,000	(25,000)	150,000
Eurodollar future sale contracts	1,755,000	282,000	(686,000)	1,351,000
Treasury future buy contracts	—	558,700	(558,700)	—
Treasury future sale contracts	—	558,700	(558,700)	—

	Year ended December 31, 2015
	Balance,			Balance,
	beginning		Dispositions/	end
Instrument	of year	Additions	expirations	of year
	(in thousands)
Forward purchase contracts	1,100,700	37,757,703	(36,388,853)	2,469,550
Forward sales contracts	1,601,283	51,449,971	(50,600,612)	2,450,642
MBS put option	340,000	2,177,500	(2,142,500)	375,000
MBS call option	—	140,000	(140,000)	—
Call options on interest rate futures	1,030,000	4,510,000	(5,490,000)	50,000
Put options on interest rate futures	275,000	5,743,000	(4,418,000)	1,600,000
Eurodollar future sale contracts	7,426,000	385,000	(6,056,000)	1,755,000
Eurodollar future purchase contracts	800,000	—	(800,000)	—
Treasury future sale contracts	85,000	161,500	(246,500)	—

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral obtained from (or posted to) its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, CRT Agreement derivatives and repurchase agreement derivatives. As of December 31, 2017 and December 31, 2016, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets.

	December 31, 2017			December 31, 2016
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets
Not subject to master netting arrangements:
Interest rate lock commitments	$4,859	$—	$4,859	$7,069	$—	$7,069
CRT Agreement derivatives	98,640	—	98,640	15,610	—	15,610
Repurchase agreement derivatives	3,748	—	3,748	—	—	—
	107,247	—	107,247	22,679	—	22,679
Subject to master netting arrangements:
Forward purchase contracts	4,343	—	4,343	30,879	—	30,879
Forward sale contracts	387	—	387	13,164	—	13,164
MBS put options	3,170	—	3,170	1,697	—	1,697
MBS call options	—	—	—	142	—	142
Call options on interest rate futures	—	—	—	63	—	63
Put options on interest rate futures	656	—	656	2,469	—	2,469
Netting	—	(1,922)	(1,922)	—	(37,384)	(37,384)
	8,556	(1,922)	6,634	48,414	(37,384)	11,030
	$115,803	$(1,922)	$113,881	$71,093	$(37,384)	$33,709

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting.

	December 31, 2017				December 31, 2016
	Net amount	Gross amounts			Net amount	Gross amounts
	of assets	not offset in the			of assets	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	received	amount	sheet	instruments	received	amount
	(in thousands)
CRT Agreements	$98,640	$—	$—	$98,640	$15,610	$—	$—	$15,610
Interest rate lock commitments	4,859	—	—	4,859	7,069	—	—	7,069
Repurchase agreement derivatives	3,748	—	—	3,748	—	—	—	—
JPMorgan Chase & Co.	2,020	—	—	2,020	—	—	—	—
Federal National Mortgage Association	1,606	—	—	1,606	—	—	—	—
Credit Suisse	809	—	—	809	—	—	—	—
RJ O’Brien & Associates, LLC	656	—	—	656	1,531	—	—	1,531
Morgan Stanley Bank, N.A.	457	—	—	457	—	—	—	—
Citibank	429	—	—	429	—	—	—	—
Mitsubishi UFJ Sec	193	—	—	193	664	—	—	664
Jefferies Group LLC	160	—	—	160	967	—	—	967
Wells Fargo Bank, N.A.	146	—	—	146	638	—	—	638
Bank of America, N.A.	—	—	—	—	1,881	—	—	1,881
Royal Bank of Canada	—	—	—	—	1,194	—	—	1,194
Goldman Sachs	—	—	—	—	1,164	—	—	1,164
Barclays Capital	—	—	—	—	855	—	—	855
Other	158	—	—	158	2,136	—	—	2,136
	$113,881	$—	$—	$113,881	$33,709	$—	$—	$33,709

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	December 31, 2017			December 31, 2016
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements:
Interest rate lock commitments	$227	$—	$227	$3,292	$—	$3,292
	227	—	227	3,292	—	3,292
Subject to master netting arrangements:
Forward purchase contracts	248	—	248	7,619	—	7,619
Forward sales contracts	2,830	—	2,830	17,974	—	17,974
Netting	—	(1,999)	(1,999)	—	(19,312)	(19,312)
	3,078	(1,999)	1,079	25,593	(19,312)	6,281
	3,305	(1,999)	1,306	28,885	(19,312)	9,573
Assets sold under agreements to repurchase:
UPB	3,182,504	—	3,182,504	3,784,685	—	3,784,685
Unamortized debt issuance costs	(1,618)	—	(1,618)	(684)	—	(684)
	3,180,886	—	3,180,886	3,784,001	—	3,784,001
	$3,184,191	$(1,999)	$3,182,192	$3,812,886	$(19,312)	$3,793,574

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

	December 31, 2017				December 31, 2016
	Net amount	Gross amounts			Net amount	Gross amounts
	of liabilities	not offset in the			of liabilities	not offset in the
	presented	consolidated			presented	consolidated
	in the	balance sheet			in the	balance sheet
	consolidated		Cash		consolidated		Cash
	balance	Financial	collateral	Net	balance	Financial	collateral	Net
	sheet	instruments	pledged	amount	sheet	instruments	pledged	amount
	(in thousands)
Interest rate lock commitments	$227	$—	$—	$227	$3,292	$—	$—	$3,292
Bank of America, N.A.	839,057	(838,771)	—	286	847,683	(847,683)	—	—
Credit Suisse First Boston Mortgage Capital LLC	845,567	(845,567)	—	—	1,181,441	(1,181,235)	—	206
Deutsche Bank	374,526	(374,526)	—	—	—	—	—	—
JPMorgan Chase & Co.	373,186	(373,186)	—	—	544,009	(542,542)	—	1,467
Citibank	235,541	(235,319)	—	222	575,092	(573,589)	—	1,503
Morgan Stanley Bank, N.A.	164,530	(164,530)	—	—	143,951	(142,055)	—	1,896
Daiwa Capital Markets	153,833	(153,730)	—	103	177,316	(177,077)	—	239
Royal Bank of Canada	92,014	(91,805)	—	209	63,926	(63,926)	—	—
Wells Fargo, N.A.	50,360	(50,360)	—	—	116,648	(116,648)	—	—
BNP Paribas	45,411	(45,411)	—	—	47,785	(47,134)	—	651
Barclays Capital	9,374	(9,299)	—	75	92,796	(92,796)	—	—
Federal National Mortgage Association	—	—	—	—	312	—	—	312
Other	184	—	—	184	7	—	—	7
Unamortized debt issuance costs	(1,618)	1,618	—	—	(684)	684	—	—
	$3,182,192	$(3,180,886)	$—	$1,306	$3,793,574	$(3,784,001)	$—	$9,573

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Year ended December 31,
Derivative activity	Income statement line	2017	2016	2015
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$81,309	$87,836	$37,725
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$(31,245)	$50,274	$(16,781)
Mortgage servicing rights	Net loan servicing fees	$(2,512)	$2,271	$481
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$(18,468)	$7,251	$(19,353)
CRT agreements	Net gain (loss) on investments	$134,761	$32,500	$593
Repurchase agreement derivatives	Interest expense	$116	$—	$—

Note 10—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$274,069	$341,846	$303,228
Transfers from mortgage loans at fair value and advances	87,202	207,431	307,455
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(16,530)	(21,406)	(8,827)
Results of REO:
Valuation adjustments, net	(27,505)	(36,193)	(40,432)
Gain on sale, net	12,550	17,075	21,255
	(14,955)	(19,118)	(19,177)
Proceeds from sales	(166,921)	(234,684)	(240,833)
Balance at end of year	$162,865	$274,069	$341,846

At the end of year:
REO pledged to secure assets sold under agreements to repurchase	$76,037	$167,430
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	48,495	48,283
	$124,532	$215,713

Note 11—Mortgage Servicing Rights

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Amortized Cost:
Balance at beginning of year	$606,103	$404,101	$308,137
MSRs resulting from mortgage loan sales	248,930	267,755	140,511
Amortization	(81,624)	(65,647)	(43,982)
Sales	(539)	(106)	(565)
Balance at end of year	772,870	606,103	404,101
Valuation Allowance:
Balance at beginning of year	(13,672)	(10,944)	(7,715)
Additions to valuation allowance	(5,876)	(2,728)	(3,229)
Balance at end of year	(19,548)	(13,672)	(10,944)
MSRs, net	$753,322	$592,431	$393,157
Fair value at beginning of year	$626,334	$424,154	$322,230
Fair value at end of year	$772,940	$626,334	$424,154
At the end of year:
MSRs carried at lower of cost or fair value pledged to secure:
Assets sold under agreements to repurchase	$584,762	$—
Notes payable	156,846	592,431
	$741,608	$592,431

The following table summarizes the Company’s estimate of future amortization of its existing MSRs carried at amortized cost. This estimate was developed with the inputs used in the December 31, 2017 valuation of MSRs. The inputs underlying the following estimate will change as market conditions and portfolio composition and behavior change, causing both actual and projected amortization levels to change over time.

Estimated MSR
Year ended December 31,	amortization
(in thousands)
2018	$93,420
2019	85,561
2020	77,320
2021	69,239
2022	61,758
Thereafter	385,572
Total	$772,870

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance at beginning of year	$64,136	$66,584	$57,358
Purchases	79	2,739	2,335
MSRs resulting from mortgage loan sales	41,379	7,337	13,963
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	(9,762)	(3,210)	312
Other changes in fair value (2)	(4,373)	(9,314)	(7,384)
	(14,135)	(12,524)	(7,072)
Balance at end of year	$91,459	$64,136	$66,584
At the end of year:
MSRs carried at fair value pledged to secure:
Assets sold under agreements to repurchase	$66,813	$—
Notes payable	23,471	64,136
	$90,284	$64,136

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Contractually-specified servicing fees	$164,776	$125,961	$97,633
Ancillary and other fees:
Late charges	718	570	328
Other	5,805	5,302	4,186
	$171,299	$131,833	$102,147

Note 12—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	2.49%	2.44%	2.33%
Average balance	$3,332,084	$3,382,528	$3,046,963
Total interest expense	$93,580	$92,838	$79,869
Maximum daily amount outstanding	$4,242,600	$5,573,021	$4,710,412

(1)

Excludes the effect of amortization of debt issuance costs of $8.3 million for the year ended December 31, 2017, $8.8 million for the year ended December 31, 2016, and $8.9 million for the year ended December 31, 2015.

	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,182,504	$3,784,685
Unamortized debt issuance costs and premiums	(1,618)	(684)
	$3,180,886	$3,784,001
Weighted-average interest rate	2.77%	2.70%
Available borrowing capacity:
Committed	$749,650	$518,932
Uncommitted	2,030,607	1,092,253
	$2,780,257	$1,611,185
Margin deposits placed with counterparties included in Other assets	$28,154	$29,634
Assets securing agreements to repurchase:
Mortgage-backed securities	$989,461	$863,802
Mortgage loans acquired for sale at fair value	$1,201,992	$1,627,010
Mortgage loans at fair value	$760,853	$1,345,021
CRT Agreements:
Deposits securing CRT agreements	$400,778	$414,610
Derivative assets	$26,058	$9,078
Real estate acquired in settlement of loans	$124,532	$215,713
Real estate held for investment	$31,128	$—
MSRs	$651,575	$—

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining maturity at December 31, 2017	Contractual balance
(in thousands)
Within 30 days	$1,276,308
Over 30 to 90 days	407,902
Over 90 days to 180 days	743,971
Over 180 days to 1 year	654,283
Over one year to two years	100,040
$3,182,504
Weighted average maturity (in months)	4.0

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of December 31, 2017:

Mortgage loans acquired for sale, Mortgage loans and REO sold under agreements to repurchase

		Weighted-average
Counterparty	Amount at risk	maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$471,577	March 19, 2018	April 27, 2018
Citibank, N.A.	$124,370	February 1, 2018	March 2, 2018
JPMorgan Chase & Co.	$8,161	February 20, 2018	October 12, 2018
JPMorgan Chase & Co.	$68,346	March 14, 2018	March 14, 2018
Bank of America, N.A.	$13,877	March 17, 2018	May 25, 2018
Deutsche Bank	$22,376	March 20, 2018	June 30, 2018
Morgan Stanley	$8,984	March 16, 2018	August 24, 2018
Barclays Bank PLC	$829	February 1, 2018	February 1, 2018

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
JPMorgan Chase & Co.	$3,792	January 15, 2018
Bank of America, N.A.	$25,666	January 18, 2018
Daiwa Capital Markets America Inc.	$5,478	January 19, 2018
Royal Bank of Canada	$3,528	January 15, 2018
Wells Fargo, N.A.	$2,992	January 13, 2018

CRT Agreements

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$54,917	January 4, 2018
Bank of America, N.A.	$30,240	January 14, 2018
BNP Paribas Corporate & Institutional Banking	$18,704	January 16, 2018

Note 13—Mortgage Loan Participation Purchase and Sale Agreements

Certain borrowing facilities secured by mortgage loans acquired for sale are in the form of mortgage loan participation purchase and sale agreements. Participation certificates, each of which represents an undivided beneficial ownership interest in a pool of mortgage loans that have been pooled with Fannie Mae or Freddie Mac, are sold to a lender pending the securitization of such mortgage loans and the sale of the resulting security. The commitment between the Company and a nonaffiliate to sell such security is also assigned to the lender at the time a participation certificate is sold.

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	2.34%	1.74%	1.62%
Average balance	$61,807	$70,391	$49,318
Total interest expense	$1,593	$1,376	$1,001
Maximum daily amount outstanding	$136,854	$99,469	$148,032

(1)

Excludes the effect of amortization of debt issuance costs of $125,000 for the year ended December 31, 2017, $130,000 for the year ended December 31, 2016, and $193,000 for the year ended December 31, 2015.

	December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$44,550	$25,917
Unamortized debt issuance costs	(62)	—
	$44,488	$25,917
Weighted-average interest rate	2.82%	2.02%
Mortgage loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$47,285	$26,738

Note 14—Federal Home Loan Bank Advances

FHLB advances are summarized below:

	Year ended December 31,
	2016	2015
	(dollars in thousands)
Weighted-average interest rate	0.49%	0.30%
Average balance	$24,375	$89,512
Total interest expense	$122	$275
Maximum daily amount outstanding	$201,130	$196,100

Note 15—Notes Payable

On March 24, 2017, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $170 million, all of which is committed. The note matures on February 1, 2018, subject to a wind down period of up to one year following such maturity date.

On March 24, 2017, the Company, through PMC and PMH, entered into a second Amended and Restated Loan and Security Agreement with Citibank, N.A., pursuant to which PMC and PMH finance certain MSRs (inclusive of any related excess servicing spread and/or junior excess strips arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Fannie Mae securities (collectively, the “Fannie MSRs”) in an aggregate loan amount not to exceed $400 million, all of which is committed. The note was terminated in December 2017.

Following is a summary of financial information relating to the notes payable:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Weighted-average interest rate (1)	5.71%	4.73%	4.31%
Average balance	$145,638	$202,293	$119,307
Total interest expense	$12,634	$12,892	$6,826
Maximum daily amount outstanding	$275,106	$275,106	$236,107

(1)

Excludes the effect of amortization of debt issuance costs of $4.2 million for the year ended December 31, 2017, $3.2 million for the year ended December 31, 2016 and $1.6 million for the year ended December 31, 2015.

	Year ended December 31,
	2017	2016
	(dollars in thousands)
Carrying value:
Amount outstanding	$—	$275,106
Unamortized debt issuance costs	—	—
	$—	$275,106
Weighted-average interest rate	—	4.73%
MSRs pledged to secure notes payable	$180,317	$656,567

Note 16—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Year ended December 31,
	2017	2016	2015
	(dollars in thousands)
Weighted-average fair value	$331,409	$338,582	$186,430
Total interest expense	$13,184	$12,091	$6,840
Weighted-average effective interest rate	3.39%	3.32%	3.35%

	December 31,
	2017	2016
	(dollars in thousands)
Fair value	$307,419	$353,898
UPB	$316,684	$355,494
Weighted-average interest rate	3.51%	3.50%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 17—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of December 31, 2017, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Weighted-average UPB	$250,000	$250,000	$250,000
Total interest expense	$14,535	$14,473	$14,413

	December 31,
	2017	2016
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(2,814)	(3,911)
	$247,186	$246,089

Note 18—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Balance, beginning of year	$15,350	$20,171	$14,242
Provision for losses:
Pursuant to mortgage loan sales	3,147	3,254	5,771
Reduction in liability due to change in estimate	(9,679)	(7,564)	—
Losses incurred	(140)	(511)	(176)
Recoveries	—	—	334
Balance, end of year	$8,678	$15,350	$20,171
UPB of mortgage loans subject to representations and warranties at end of year	$71,416,333	$56,114,162	$41,842,601

Note 19—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of December 31, 2017, the Company was not involved in any such proceedings, claims or legal actions that in management’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

December 31, 2017
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,250,803
Commitments to fund Deposits securing CRT agreements (1)	$482,471

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 20—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

		December 31, 2017
Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value
		(in thousands)
A	8.125% fixed-to-floating rate cumulative redeemable preferred, Issued March 2017	4,600	$115,000	$3,828	$111,172
B	8.00% fixed-to-floating rate cumulative redeemable preferred, Issued July 2017	7,800	195,000	6,465	188,535
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

During March 2017, the Company issued 4.6 million of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (“Series A Preferred Shares” and, together with the Series B Preferred Shares, the “Preferred Shares”). From, and including, the date of original issuance to, but not including, March 15, 2024, the Company pays cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $1.59 per Series A Preferred Share during the year ended December 31, 2017.

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

During July 2017, the Company issued 7.8 million of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares”). From, and including, the date of original issuance to, but not including, June 15, 2024, the Company pays cumulative dividends on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference, or $2.00 per share. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $0.89 per Series B Preferred Share for the year ended December 31, 2017.

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

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Year ended December 31,			Cumulative
	2017	2016	2015	Total
	(in thousands)
Common shares repurchased	5,647	7,368	1,045	14,060
Cost of common shares repurchased	$91,198	$98,370	$16,338	$205,906

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and PCM. The Reimbursement Agreement provides that, to the extent the Company is required to pay PCM performance incentive fees under the management agreement, the Company will reimburse PCM for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. The Company paid reimbursements totaling $30,000, $0 and $237,000 during the years ended December 31, 2017, 2016 and 2015, respectively.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As PCM earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. The Company made payments under the Reimbursement Agreement totaling $61,000,$0, and $473,000 during the years ended December 31, 2017, 2016 and 2015, respectively. The Reimbursement Agreement expires on February 1, 2019.

Note 21—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$5,498	$(13,168)	$(5,224)
Distressed mortgage loans at fair value	(684)	(3,504)	81,133
Mortgage loans held in a VIE at fair value	4,266	(1,748)	(10,663)
CRT Agreements	123,728	32,500	593
Asset-backed financing of a VIE at fair value	(3,426)	3,238	4,260
Hedging derivatives	(18,468)	7,251	(19,353)
	110,914	24,569	50,746
From PFSI—ESS	(14,530)	(17,394)	3,239
	$96,384	$7,175	$53,985

Note 22—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(209,898)	$(229,743)	$(84,489)
Hedging activities	(15,288)	30,927	(17,742)
	(225,186)	(198,816)	(102,231)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	290,309	275,092	154,474
Provision for losses relating to representations and warranties provided in mortgage loan sales
Pursuant to mortgage loans sales	(3,147)	(3,254)	(5,771)
Reduction in liability due to change in estimate	9,679	7,564	—
Change in fair value of financial instruments held at period end:
IRLCs	855	(869)	(1,015)
Mortgage loans	5,879	(1,846)	(2,977)
Hedging derivatives	(15,957)	19,347	961
	(9,223)	16,632	(3,031)
Total from non-affiliates	62,432	97,218	43,441
From PFSI—cash gain	12,084	9,224	7,575
	$74,516	$106,442	$51,016

Note 23—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
From non-affiliates:
Servicing fees (1)	$164,776	$125,961	$97,633
Ancillary and other fees	6,523	5,872	4,514
Effect of MSRs:
Carried at lower of amortized cost or fair value:
Amortization	(81,624)	(65,647)	(43,982)
Additions to impairment valuation allowance	(5,876)	(2,728)	(3,229)
Gain on sale	660	11	187
Carried at fair value—change in fair value	(14,135)	(12,524)	(7,072)
(Losses) gains on hedging derivatives, net	(2,512)	2,271	481
	(103,487)	(78,617)	(53,615)
	67,812	53,216	48,532
From PFSI-MSR recapture income	1,428	1,573	787
Net mortgage loan servicing fees	$69,240	$54,789	$49,319
Average servicing portfolio	$63,836,843	$49,626,758	$38,450,379

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 24—Net Interest Income

Net interest income is summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$576	$923	$815
Mortgage-backed securities	29,438	14,663	10,267
Mortgage loans acquired for sale at fair value	53,164	54,750	48,281
Mortgage loans at fair value:
Distressed	63,613	107,044	96,536
Held in a VIE	14,425	17,042	19,903
Placement fees relating to custodial funds	12,517	4,058	—
Deposits securing CRT Agreements	4,291	930	—
Other	201	111	178
	178,225	199,521	175,980
From PFSI—ESS	16,951	22,601	25,365
	195,176	222,122	201,345
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	93,580	92,838	79,869
Mortgage loan participation purchase and sale agreements	1,593	1,376	1,001
FHLB advances	—	122	275
Notes payable	12,634	12,892	6,826
Asset-backed financings of VIEs at fair value (2)	13,184	12,091	13,754
Exchangeable Notes	14,535	14,473	14,413
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	5,928	6,812	4,207
Interest on mortgage loan impound deposits	1,879	1,334	1,020
	143,333	141,938	121,365
To PFSI—Assets sold under agreement to repurchase	8,038	7,830	3,343
	151,371	149,768	124,708
Net interest income	$43,805	$72,354	$76,637

(1)

In 2017, the Company entered a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the year ended December 31, 2017, the Company included $3.1 million of such incentives in Interest expense. The master repurchase agreement has an initial term of six months, renewable for three additional six-month terms at the option of the lender. There can be no assurance whether the lender will renew this agreement upon its maturity.

(2)	The results for the year ended December 31, 2015 include interest expense from Asset-backed financing of a VIE at fair value and CRT Agreement financing at fair value.

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

The following table summarizes the Company’s share-based compensation activity:

	Year ended December 31,
	2017	2016	2015
	(in thousands except per unit amounts)
Number of units:
Outstanding at beginning of year	765	734	725
Granted	262	330	312
Vested	(284)	(299)	(302)
Canceled or forfeited	(50)	—	(1)
Outstanding at end of year	693	765	734
Weighted average grant date fair value per unit:
Outstanding at beginning of year	$16.19	$21.26	$21.00
Granted	$15.25	$10.46	$21.06
Vested	$18.37	$18.46	$19.65
Canceled or forfeited	$16.12	$—	$21.29
Outstanding at end of year	$15.50	$16.19	$21.26
Compensation expense recorded during the year	$4,904	$5,748	$6,346
Fair value of vested units during the year	$5,219	$5,510	$5,929
Year end:
Units available for future awards (1)	4,269
Unamortized compensation cost	$2,954

(1)

Based on shares outstanding as of December 31, 2017. Total units available for future awards will be adjusted in accordance with the equity incentive plan based on future issuances of PMT’s shares and other events as described above.

	December 31, 2017
	Restricted share units	Performance share units
Shares expected to vest:
Number of units (in thousands)	136	126
Grant date fair value per unit	$17.04	$13.69
Average remaining vesting period (months)	12	12

Note 26—Other Expenses

Other expenses are summarized below:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Common overhead allocation from PFSI	$5,306	$7,898	$10,742
Technology	1,479	1,448	1,279
Insurance	1,150	1,326	1,304
Other	6,265	4,340	2,542
	$14,200	$15,012	$15,867

Note 27—Income Taxes

The Company has elected to be taxed as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code. Therefore, PMT generally will not be subject to corporate federal or state income tax to the extent that qualifying distributions are made to shareholders and the Company meets the REIT requirements including the asset, income, distribution and share ownership tests. The Company believes that it has met the distribution requirements, as it has declared dividends sufficient to distribute substantially all of its taxable income. Taxable income will generally differ from net income. The primary differences between net income and the REIT taxable income (before deduction for qualifying distributions) are the taxable income of the TRS and the method of determining the income or loss related to valuation of the mortgage loans owned by the qualified REIT subsidiary.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the Tax Act (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends. The approximate tax characterization of the Company’s distributions is as follows:

Year ended December 31,	Ordinary income	Long term capital gain	Return of capital
2017	71%	29%	0%
2016	60%	40%	0%
2015	41%	25%	34%

The Company had elected to treat two of its subsidiaries as TRSs. In the quarter ended September 30, 2012, the Company revoked the election to treat its wholly owned subsidiary that is the sole general partner of the Operating Partnership as a TRS. As a result, beginning September 1, 2012, one subsidiary, PMC, is treated as a TRS. Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to the Company. Before 2017, the TRS had made no such distributions to the Company.  In 2017, the TRS made a $20 million distribution that resulted in dividend income to the Company. A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC and, for the periods for which TRS treatment had been elected, the sole general partner of the Operating Partnership is included in the Consolidated Statements of Income.

The Company’s tax expense for the year ended December 31, 2017 was significantly impacted by the enactment on December 22, 2017 of H.R. 1, known as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act reduces the U.S. federal corporate tax rate to 21% from the previous maximum rate of 35%, effective January 1, 2018.

GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted.  In the fourth quarter of 2017, the Company recorded a tax benefit of $13.0 million due to a re-measurement of deferred tax assets and liabilities of the TRS resulting from a decrease in the federal tax rate.  The re-measurement of the deferred tax assets and liabilities is predominantly based on a reduction to the Federal rate as described above, which will result in lower tax expense when these deferred tax assets and liabilities are realized. The Manager is not aware of any areas of significant interpretation or judgment in the calculation of this benefit; however, if any additional interpretive guidance is released from taxing authorities or accounting standard setters, it is possible these amounts could change the calculation of the tax benefit in future reporting periods.

The Company files U.S. federal and state income tax returns for both the REIT and TRS. These federal income tax returns for 2014 and forward are subject to examination. The Company’s state income tax returns are generally subject to examination for 2013 and forward. The TRS New York state income tax returns for tax years 2013 through 2015 are currently under examination and the Company does not expect any material changes.

The following table details the Company’s provision for (benefit from) income taxes which relates primarily to the TRS for the years presented:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Current expense:
Federal	$251	$361	$671
State	57	81	204
Total current expense	308	442	875
Deferred expense (benefit):
Federal	3,824	(8,790)	(13,124)
State	2,665	(5,699)	(4,547)
Total deferred expense (benefit)	6,489	(14,489)	(17,671)
Total provision for (benefit from) income taxes	$6,797	$(14,047)	$(16,796)

The following table is a reconciliation of the Company’s provision for (benefit from) income taxes at statutory rates to the provision for (benefit from) income taxes at the Company’s effective rate for the years presented:

	Year ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(dollars in thousands)
Federal income tax expense at statutory tax rate	$43,591	35.0%	$21,617	35.0%	$25,656	35.0%
Effect of non-taxable REIT income	(25,754)	(20.7)%	(32,501)	(52.6)%	(40,366)	(55.1)%
State income taxes, net of federal benefit	1,687	1.4%	(3,652)	(5.9)%	(2,823)	(3.9)%
Effect of federal statutory rate change	(12,992)	(10.4)%	—	0%	—	0%
Other	265	0.2%	489	0.8%	737	1.1%
Valuation allowance	—	0%	—	0%	—	0%
Provision for (benefit from) income taxes	$6,797	5.5%	$(14,047)	(22.7)%	$(16,796)	(22.9)%

The Company’s components of the provision for (benefit from) deferred income taxes are as follows:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Real estate valuation loss	$3,476	$2,732	$(1,577)
Mortgage servicing rights	15,516	10,597	(31,324)
Net operating loss carryforward	4,333	(19,863)	33,297
Liability for losses under representations and warranties	2,652	2,222	(2,467)
Excess interest expense disallowance	(7,304)	(8,721)	(15,384)
Effect of federal statutory rate change	(12,992)	—	—
Other	808	(1,456)	(216)
Valuation allowance	—	—	—
Total provision for (benefit from) deferred income taxes	$6,489	$(14,489)	$(17,671)

The components of income taxes payable are as follows:

	December 31, 2017	December 31, 2016
	(in thousands)
Taxes currently payable (receivable)	$148	$(2,519)
Deferred income taxes payable	27,169	20,685
Income taxes payable	$27,317	$18,166

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities are presented below:

	December 31, 2017	December 31, 2016
	(in thousands)
Deferred income tax assets:
REO valuation loss	$4,143	$9,542
Net operating loss carryforward	39,788	60,435
Liability for losses under representations and warranties	2,416	6,189
Excess interest expense disallowance	20,135	24,105
Other	848	1,882
Gross deferred tax assets	67,330	102,153
Deferred income tax liabilities:
Mortgage servicing rights	94,499	122,838
Other	—	—
Gross deferred tax liabilities	94,499	122,838
Net deferred income tax liability	$27,169	$20,685

The net deferred income tax liability is included in Income taxes payable in the consolidated balance sheets.

The Company has net operating loss carryforwards of $131.5 million and $152.1 million at December 31, 2017 and December 31, 2016, respectively, that expire between 2033 and 2036.

At December 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits and does not anticipate any increase in unrecognized tax benefits. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in the Company’s income tax accounts. No such accruals existed at December 31, 2017 and December 31, 2016.

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

Under the two-class method, all earnings (distributed and undistributed) are allocated to common shares and participating securities, based on their respective rights to receive dividends. Basic earnings per share is determined by dividing net income available to common shareholders, reduced by income attributable to the participating securities, by the weighted-average common shares outstanding during the period.

Diluted earnings per share is determined by dividing net income attributable to diluted shareholders, which adds back to net income the interest expense, net of applicable income taxes, on the Company’s Exchangeable Notes, by the weighted-average common shares outstanding, assuming all dilutive securities were issued.

The following table summarizes the basic and diluted earnings per share calculations:

	Year ended December 31,
	2017	2016	2015
	(in thousands except per share amounts)
Net income	$117,749	$75,810	$90,100
Dividends on preferred shares	(15,267)	—	—
Effect of participating securities—share-based compensation awards	(991)	(1,333)	(1,689)
Net income attributable to common shareholders	$101,491	$74,477	$88,411

Net income attributable to common shareholders	$101,491	$74,477	$88,411
Interest on Exchangeable Notes, net of income taxes	8,757	8,719	8,468
Diluted net income attributable to common shareholders	$110,248	$83,196	$96,879
Weighted-average basic shares outstanding	66,144	68,642	74,446
Dilutive securities:
Shares issuable under share-based compensation plan	—	—	423
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467	8,467
Diluted weighted-average number of shares outstanding	74,611	77,109	83,336
Basic earnings per share	$1.53	$1.09	$1.19
Diluted earnings per share	$1.48	$1.08	$1.16

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded based on whether the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation as inclusion of such shares would have been antidilutive:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Shares issuable under share-based compensation plan	157	701	369

Note 29—Segments

During the year ended December 31, 2017, the Company changed the composition of its operating segments. The reporting used by the Company’s chief operating decision maker has changed as the Company’s investment activities have become more diversified. The Manager has focused this broadened investment base on two classes of investments: credit sensitive and interest rate sensitive mortgage related assets.  As this focus has developed, the Manager’s reporting on and management of the Company’s investments has also developed along these lines.  Accordingly, during the year ended December 31, 2017, the Manager re-evaluated this new information in relation to its definition of its operating segments and has redefined its segment reporting to separately distinguish its investment activities between credit sensitive and interest rate sensitive investments and certain corporate activities.

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

Segment results for the year ended December 31, 2016 and 2015 have been restated to conform prior year presentation to the new segment composition.

Financial highlights by operating segment are summarized below:

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Year ended December 31, 2017	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$—	$123,774	$(27,390)	$—	$96,384
Net gain on mortgage loans acquired for sale	74,308	208	—	—	74,516
Net mortgage loan servicing fees	—	134	69,106	—	69,240
Net interest income:
Interest income	52,522	69,008	72,870	776	195,176
Interest expense	(35,128)	(53,434)	(62,809)	—	(151,371)
	17,394	15,574	10,061	776	43,805
Other income (loss)	40,279	(6,290)	—	6	33,995
	131,981	133,400	51,777	782	317,940
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	80,366	15,611	27,446	—	123,423
Management fees	—	—	—	22,584	22,584
Other	8,677	15,575	1,648	21,487	47,387
	89,043	31,186	29,094	44,071	193,394
Pre-tax income (loss)	$42,938	$102,214	$22,683	$(43,289)	$124,546
Total assets at year end	$1,302,245	$1,791,447	$2,414,423	$96,818	$5,604,933

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Year ended December 31, 2016	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$—	$30,418	$(23,243)	$—	$7,175
Net gain on mortgage loans acquired for sale	107,126	(684)	—	—	106,442
Net mortgage loan servicing fees	—	6	54,783	—	54,789
Net interest income:
Interest income	53,943	109,986	57,542	651	222,122
Interest expense	(34,630)	(62,707)	(52,431)	—	(149,768)
	19,313	47,279	5,111	651	72,354
Other income (loss)	42,091	(10,763)	—	—	31,328
	168,530	66,256	36,651	651	272,088
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	86,488	29,601	20,991	—	137,080
Management fees	—	—	—	20,657	20,657
Other	8,200	19,367	1,619	23,402	52,588
	94,688	48,968	22,610	44,059	210,325
Pre-tax income (loss)	$73,842	$17,288	$14,041	$(43,408)	$61,763
Total assets at year end	$1,734,290	$2,288,886	$2,177,024	$157,302	$6,357,502

		Credit	Interest rate
	Correspondent	sensitive	sensitive
Year ended December 31, 2015	production	strategies	strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain (loss) on investments	$—	$81,992	$(28,007)	—	$53,985
Net gain on mortgage loans acquired for sale	51,223	(207)	—	—	51,016
Net mortgage loan servicing fees	—	—	49,319	—	49,319
Net interest income:
Interest income	48,281	98,061	54,400	603	201,345
Interest expense	(28,005)	(60,438)	(36,265)	—	(124,708)
	20,276	37,623	18,135	603	76,637
Other income	28,901	(11,093)	—	—	17,808
	100,400	108,315	39,447	603	248,765
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	58,607	28,575	17,848	—	105,030
Management fees	—	—	—	24,194	24,194
Other	5,403	13,702	1,083	26,049	46,237
	64,010	42,277	18,931	50,243	175,461
Pre-tax income (loss)	$36,390	$66,038	$20,516	$(49,640)	$73,304
Total assets at year end	$1,298,968	$2,787,064	$1,640,062	$100,830	$5,826,924

Note 30—Selected Quarterly Results (Unaudited)

Following is a presentation of selected quarterly financial data:

	Quarter ended
	2017				2016
	Dec. 31	Sept. 30	June 30	Mar. 31	Dec. 31	Sept. 30	June 30	Mar. 31
	(dollars in thousands, except per share data)
Net investment income	$93,703	$75,804	$83,959	$64,474	$68,928	$103,326	$47,618	$52,216
Net income (loss)	$40,838	$19,395	$28,780	$28,737	$31,174	$35,408	$(5,267)	$14,496
Earnings (loss) per share:
Basic	$0.53	$0.20	$0.39	$0.42	$0.46	$0.52	$(0.08)	$0.20
Diluted	$0.50	$0.20	$0.38	$0.40	$0.44	$0.49	$(0.08)	$0.20
Cash dividends declared per share	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47	$0.47
At quarter end:
Short-term investments at fair value	$18,398	$5,646	$77,366	$19,883	$122,088	$33,353	$16,877	$47,500
Mortgage-backed securities at fair value	989,461	1,036,669	1,065,540	1,089,610	865,061	708,862	531,612	364,439
Mortgage loans at fair value (1)	2,358,988	2,618,283	2,846,415	2,861,797	3,394,853	4,000,570	3,497,026	3,836,411
Excess servicing spread	236,534	248,763	261,796	277,484	288,669	280,367	294,551	321,976
Real estate (2)	207,089	227,580	247,350	260,368	303,393	314,056	320,120	339,970
Mortgage servicing rights	844,781	790,335	734,800	696,970	656,567	524,529	471,458	455,097
Other assets	949,682	857,767	776,977	796,834	726,871	757,164	635,918	455,047
Total assets	$5,604,933	$5,785,043	$6,010,244	$6,002,946	$6,357,502	$6,618,901	$5,767,562	$5,820,440
Assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreement	$3,225,374	$3,247,374	$3,536,344	$3,573,165	$3,809,918	$4,129,543	$3,372,026	$3,307,414
Notes payable	144,128	228,178	309,980	250,088	425,106	346,132	313,976	356,191
Asset-backed financing of a VIE at fair value	307,419	318,404	329,459	340,365	353,898	384,407	325,939	344,693
Exchangeable senior notes	247,186	246,906	246,629	246,357	246,089	245,824	245,564	245,307
Other liabilities	136,241	133,616	133,000	134,381	171,377	158,077	149,230	152,332
Total liabilities	4,060,348	4,174,478	4,555,412	4,544,356	5,006,388	5,263,983	4,406,735	4,405,937
Shareholders’ equity	1,544,585	1,610,565	1,454,832	1,458,590	1,351,114	1,354,918	1,360,827	1,414,503
Total liabilities and shareholders’ equity	$5,604,933	$5,785,043	$6,010,244	$6,002,946	$6,357,502	$6,618,901	$5,767,562	$5,820,440

(1)	Includes mortgage loans acquired for sale at fair value and mortgage loans at fair value.
(2)	Includes REO and real estate held for investment.

Note 31—Supplemental Cash Flow Information

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Income tax payments, net of refunds	$(2,354)	$1,294	$1,116
Interest payments	$152,441	$157,686	$117,223
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$87,202	$207,431	$307,455
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$16,530	$21,406	$8,827
Receipt of mortgage servicing rights as proceeds from sales of mortgage loans	$290,309	$275,092	$154,474
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$5,244	$6,603	$6,728
Capitalization of servicing advances pursuant to mortgage loan modifications	$18,923	$—	$—
Transfers of mortgage loans acquired for sale to mortgage loans at fair value	$—	$—	$23,859
Non-cash financing activities:
Dividends declared, not paid	$29,145	$31,655	$35,069
Transfer of mortgage loans at fair value financed through agreements to repurchase to REO financed under agreements to repurchase	$—	$—	$85,134

Note 32—Regulatory Capital and Liquidity Requirements

PMC is a seller/servicer for Fannie Mae and Freddie Mac. The Company is required to comply with the following minimum capital and liquidity eligibility requirements to remain in good standing with each Agency:

•	A minimum net worth of $2.5 million plus 25 basis points of UPB for all 1-4 unit residential mortgage loans serviced;
•	A tangible net worth/total assets ratio greater than or equal to 6%; and
•

Liquidity equal to or exceeding 3.5 basis points multiplied by the aggregate UPB of all mortgages secured by 1-4 unit residential properties serviced for Freddie Mac and Fannie Mae (“Agency Mortgage Servicing”) plus 200 basis points multiplied by the sum of nonperforming (90 or more days delinquent) Agency Mortgage Servicing that exceeds 6% of Agency Mortgage Servicing.

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	December 31, 2017
	Net worth (1)		Tangible net worth / Total assets ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)
December 31, 2017	$487,535	$182,818	12%	6%	$73,252	$25,245
December 31, 2016	$392,056	$143,259	12%	6%	$26,670	$19,706

(1)	Calculated in accordance with the Agencies’ requirements.

Noncompliance with the Agencies’ capital and liquidity requirements can result in the Agencies taking various remedial actions up to and including removing the Company’s ability to sell loans to and service loans on behalf of the Agencies.

Note 33—Recently Issued Accounting Pronouncements

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

Statement of Cash Flows

In November of 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in ASU 2016-18 do not provide a definition of restricted cash or restricted cash equivalents. The amendments in ASU 2016-18 are effective for the Company’s fiscal year, including interim periods within the fiscal year ending December 31, 2018. The Manager does not believe the adoption of ASU 2016-18 will have a significant effect on the Company’s consolidated statement of cash flows

Note 34—Parent Company Information

The Company’s debt financing agreements require PMT and certain of its subsidiaries to comply with financial covenants that include a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for the Company’s subsidiaries including the Operating Partnership of $700 million (net worth was $1.5 billion, which includes PMH and PMC); a minimum tangible net worth for PMH of $250 million (net worth was $569 million); and a minimum tangible net worth for PMC of $150 million (net worth was $488  million). The Company’s subsidiaries are limited from transferring funds to the Parent by these minimum tangible net worth requirements.

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED BALANCE SHEETS

 Following are condensed parent-only financial statements for the Company:

	December 31,
	2017	2016
	(in thousands)
Assets
Short-term investment	$1,873	$1,035
Investments in subsidiaries	1,651,419	1,408,979
Due from subsidiaries	2	100
Due from PennyMac Financial Services, Inc.	—	54
Other assets	589	610
Total assets	$1,653,883	$1,410,778

Liabilities
Dividends payable	$28,949	$31,385
Accounts payable and accrued liabilities	5,657	2,765
Capital notes due to subsidiaries	69,200	18,409
Due to PennyMac Financial Services, Inc.	1,073	1,185
Due to subsidiaries	3	42
Income taxes payable	—	—
Total liabilities	104,882	53,786
Shareholders' equity	1,549,001	1,356,992
Total liabilities and shareholders' equity	$1,653,883	$1,410,778

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF INCOME

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Income
Dividends from subsidiaries	$177,571	$230,091	$171,254
Intercompany interest	7	6	8
Other	1,256	1,250	1,250
Total income	178,834	231,347	172,512
Expenses
Intercompany interest	378	1,382	441
Other	—	(114)	14
Total expenses	378	1,268	455
Income before provision for income taxes and equity in undistributed earnings in subsidiaries	178,456	230,079	172,057
Provision for income taxes	308	442	875
Income before equity in undistributed earnings of subsidiaries	178,148	229,637	171,182
Equity in distributions in excess of earnings of subsidiaries	(60,655)	(155,093)	(78,704)
Net income	$117,493	$74,544	$92,478

PENNYMAC MORTGAGE INVESTMENT TRUST

CONDENSED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Cash flows from operating activities:
Net income	$117,493	$74,544	$92,478
Equity in distributions in excess of earnings of subsidiaries	60,655	155,093	78,704
Decrease in due from affiliates	620	693	915
Decrease (increase) in other assets	21	196	(284)
Increase (decrease) in accounts payable and accrued liabilities	2,892	93	(257)
Increase in due from affiliates	(58)	(116)	(238)
Increase (decrease) due to affiliates	35	(174)	(119)
Increase in income taxes payable	—	—	(126)
Net cash provided by operating activities	181,658	230,329	171,073
Cash flows from investing activities:
Increase in investment in subsidiaries	(299,919)	—	—
Net (increase) decrease in short-term investments	(838)	1,571	(2,100)
Net cash (used in) provided by investing activities	(300,757)	1,571	(2,100)
Cash flows from financing activities:
Issuance of common shares	—	—	8
Net increase (decrease) in intercompany unsecured note payable	50,791	(1,970)	20,379
Repurchases of common shares	(91,198)	(98,370)	(16,338)
Issuance of preferred shares	310,000	—	—
Payment of issuance costs related to preferred shares	(10,293)	—	—
Payment of dividends to preferred shareholders	(14,066)	—	—
Payment of dividends to common shareholders	(126,135)	(131,560)	(173,022)
Net cash provided by (used in) financing activities	119,099	(231,900)	(168,973)
Net change in cash	—	—	—
Cash at beginning of year	—	—	—
Cash at end of year	$—	$—	$—

Non-cash financing activity — dividends payable	$29,145	$31,655	$35,069

Note 35—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On January 29, 2018, the Company entered into an agreement to sell $381 million in UPB of performing loans from the distressed portfolio. The sale is scheduled to settle in March of 2018. Although definitive documentation has been executed, this transaction is subject to continuing due diligence and customary closing conditions. There can be no assurance regarding the size of the transaction or that the transaction will be completed at all.

•

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse AG, Cayman Islands Branch (“CSCIB”), as lender (the “CS Loan Agreement”). Pursuant to the CS Loan Agreement, PMC and PMH may finance certain MSRs and related ESS relating to mortgage loans pooled into Freddie Mac securities. Pursuant to the terms of the CS Loan Agreement, the Company may, subject to certain conditions, borrow up to a committed amount of $375 million, which amount is reduced by the aggregate outstanding amounts under various other credit facilities between the Company and its subsidiaries and CSCIB and its affiliates.

•

Beginning January 1, 2018, the Company will account for all MSRs at fair value. The Manager determined that a single accounting treatment across all MSRs is consistent with lender valuation under financing arrangements and simplifies hedging activities. As the result of this change in accounting, the Company will record an increase in MSRs totaling $19.7 million, an increase in deferred tax liability totaling $5.3 million and an increase in shareholders’ equity totaling $14.4 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENNYMAC MORTGAGE INVESTMENT TRUST

By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 1, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ David A. Spector	President and Chief Executive Officer (Principal Executive Officer)
David A. Spector		March 1, 2018

/s/ Andrew S. Chang
Andrew S. Chang	Chief Financial Officer (Principal Financial Officer)	March 1, 2018

/s/ Gregory L. Hendry
Gregory L. Hendry	Chief Accounting Officer (Principal Accounting Officer)	March 1, 2018

/s/ Stanford L. Kurland
Stanford L. Kurland	Executive Chairman	March 1, 2018

/s/ Scott W. Carnahan
Scott W. Carnahan	Trustee	March 1, 2018

/s/ Preston DuFauchard
Preston DuFauchard	Trustee	March 1, 2018

/s/ Randall D. Hadley
Randall D. Hadley	Trustee	March 1, 2018

/s/ Nancy McAllister
Nancy McAllister	Trustee	March 1, 2018

/s/ Marianne Sullivan
Marianne Sullivan	Trustee	March 1, 2018

/s/ Stacey D. Stewart
Stacey D. Stewart	Trustee	March 1, 2018

/s/ Frank P. Willey
Frank P. Willey	Trustee	March 1, 2018