Form 10-Q
period 2018-03-31
PennyMac Mortgage Investment Trust
filed 2018-05-07
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2018
Common Shares of Beneficial Interest, $0.01 par value	60,882,954

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

March 31, 2018

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

You should not place undue reliance on any forward-looking statement and should consider the following uncertainties and risks, as well as the risks and uncertainties discussed elsewhere in this Report and the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2018	2017
	(in thousands, except share information)
ASSETS
Cash	$102,167	$77,647
Short-term investments	71,044	18,398
Mortgage-backed securities at fair value pledged to creditors	1,436,456	989,461
Mortgage loans acquired for sale at fair value (includes $1,097,266 and $1,249,277 pledged to creditors, respectively)	1,115,534	1,269,515
Mortgage loans at fair value (includes $770,911 and $1,081,893 pledged to creditors, respectively)	779,489	1,089,473
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	236,002	236,534
Derivative assets (includes $24,423 and $26,058 pledged to creditors, respectively)	122,518	113,881
Real estate acquired in settlement of loans (includes $105,484 and $124,532 pledged to creditors, respectively)	141,506	162,865
Real estate held for investment (includes $31,899 and $31,128 pledged to creditors, respectively)	45,790	44,224
Mortgage servicing rights (includes $957,013 and $91,459 at fair value; $941,686 and $831,892 pledged to creditors)	957,013	844,781
Servicing advances	63,352	77,158
Deposits securing credit risk transfer agreements (includes $392,453 and $400,778 pledged to creditors, respectively)	622,330	588,867
Due from PennyMac Financial Services, Inc.	313	4,154
Other	96,972	87,975
Total assets	$5,790,486	$5,604,933
LIABILITIES
Assets sold under agreements to repurchase	$3,408,283	$3,180,886
Mortgage loan participation purchase and sale agreements	—	44,488
Asset-backed financing of a variable interest entity at fair value	296,982	307,419
Exchangeable senior notes	247,471	247,186
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	142,938	144,128
Interest-only security payable at fair value	7,796	7,070
Derivative liabilities	3,636	1,306
Accounts payable and accrued liabilities	63,196	64,751
Due to PennyMac Financial Services, Inc.	27,356	27,119
Income taxes payable	42,321	27,317
Liability for losses under representations and warranties	8,249	8,678
Total liabilities	4,248,228	4,060,348

Commitments and contingencies — Note 18

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 60,882,954 and 61,334,087 common shares, respectively	609	613
Additional paid-in capital	1,281,115	1,290,931
Accumulated deficit	(39,173)	(46,666)
Total shareholders’ equity	1,542,258	1,544,585
Total liabilities and shareholders’ equity	$5,790,486	$5,604,933

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	March 31,	December 31,
	2018	2017
	(in thousands)
ASSETS
Mortgage loans at fair value	$311,102	$321,040
Derivative assets	103,995	98,640
Deposits securing credit risk transfer agreements	622,330	588,867
Other—interest receivable	893	904
	$1,038,320	$1,009,451
LIABILITIES
Asset-backed financing at fair value	$296,982	$307,419
Interest-only security payable at fair value	7,796	7,070
Accounts payable and accrued liabilities—interest payable	893	904
	$305,671	$315,393

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net investment income
Net gain on mortgage loans acquired for sale:
From nonaffiliates	$4,986	$16,624
From PennyMac Financial Services, Inc.	2,641	2,401
	7,627	19,025
Mortgage loan origination fees	7,037	8,290
Net gain (loss) on investments:
From nonaffiliates	(7,733)	18,091
From PennyMac Financial Services, Inc.	7,751	(1,370)
	18	16,721
Net mortgage loan servicing fees:
From nonaffiliates	55,560	11,460
From PennyMac Financial Services, Inc.	595	292
	56,155	11,752
Interest income:
From nonaffiliates	37,046	43,453
From PennyMac Financial Services, Inc.	3,934	4,647
	40,980	48,100
Interest expense:
To nonaffiliates	32,840	35,374
To PennyMac Financial Services, Inc.	1,976	1,805
	34,816	37,179
Net interest income	6,164	10,921
Results of real estate acquired in settlement of loans	(3,226)	(4,246)
Other	1,898	2,011
Net investment income	75,673	64,474
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	11,944	16,570
Mortgage loan servicing fees	11,019	10,486
Management fees	5,696	5,008
Mortgage loan collection and liquidation	2,229	354
Real estate held for investment	1,438	1,088
Professional services	1,319	1,453
Compensation	1,268	1,892
Mortgage loan origination	272	1,512
Other	2,650	3,503
Total expenses	37,835	41,866
Income before provision for (benefit from) income taxes	37,838	22,608
Provision for (benefit from) income taxes	9,652	(6,129)
Net income	28,186	28,737
Dividends on preferred shares	6,234	571
Net income attributable to common shareholders	$21,952	$28,166
Earnings per common share
Basic	$0.36	$0.42
Diluted	$0.35	$0.40
Weighted-average common shares outstanding
Basic	60,761	66,719
Diluted	69,875	75,186
Dividends declared per common share	$0.47	$0.47

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2016	—	$—	66,697	$667	$1,377,171	$(26,724)	$1,351,114
Net income	—	—	—	—	—	28,737	28,737
Share-based compensation	—	—	153	1	1,526	—	1,527
Issuance of preferred shares	4,600	115,000	—	—	—	—	115,000
Issuance costs relating to preferred shares	—	(3,828)	—	—	—	—	(3,828)
Common share dividends ($0.47 per share)	—	—	—	—	—	(31,653)	(31,653)
Repurchase of common shares	—	—	(139)	(1)	(2,306)	—	(2,307)
Balance at March 31, 2017	4,600	$111,172	66,711	$667	$1,376,391	$(29,640)	$1,458,590
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585
Cumulative effect of a change in accounting principle - Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	28,186	28,186
Share-based compensation	—	—	220	2	897	—	899
Dividends
Common shares ($0.47 per share)	—	—	—	—	—	(28,818)	(28,818)
Preferred shares	—	—	—	—	—	(6,236)	(6,236)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at March 31, 2018	12,400	$299,707	60,883	$609	$1,281,115	$(39,173)	$1,542,258

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$28,186	$28,737
Adjustments to reconcile net income to net cash provided by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(7,627)	(19,025)
Net gain on investments	(18)	(16,721)
Change in fair value, amortization and impairment of mortgage servicing rights	(5,125)	27,046
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing of a VIE	507	1,406
Capitalization of interest, advances and fees on mortgage loans at fair value	(2,180)	(9,903)
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(3,934)	(4,647)
Amortization of debt issuance costs and premiums, net	236	3,596
Results of real estate acquired in settlement of loans	3,226	4,246
Share-based compensation expense	899	1,527
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(13,524,468)	(14,474,654)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(781,326)	(21,530)
Repurchase of mortgage loans subject to representation and warranties	(2,830)	(4,111)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	5,200,584	4,858,845
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	9,212,188	10,016,788
Decrease in servicing advances	17,204	6,187
Decrease (increase) in due from PennyMac Financial Services, Inc.	3,767	(3,995)
(Increase) decrease in other assets	(25,462)	30,948
Decrease in accounts payable and accrued liabilities	(1,229)	(27,536)
Increase in due to PennyMac Financial Services, Inc.	237	4,340
Increase (decrease) in income taxes payable	9,652	(6,161)
Net cash provided by operating activities	122,487	395,383
Cash flows from investing activities
Net (increase) decrease in short-term investments	(52,646)	102,205
Purchase of mortgage-backed securities at fair value	(500,573)	(251,872)
Sale and repayment of mortgage-backed securities at fair value	30,741	26,123
Sale and repayment of mortgage loans at fair value	276,467	127,556
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	12,291	14,632
Net settlement of derivative financial instruments	(2,329)	(28)
Sale of real estate acquired in settlement of loans	32,437	63,224
Purchase of mortgage servicing rights	—	(62)
Deposit of cash securing credit risk transfer agreements	(41,789)	(15,793)
Distribution from credit risk transfer agreements	27,655	12,305
Increase in margin deposits	(9,823)	(36,267)
Net cash (used in) provided by investing activities	(227,569)	42,023

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	17,446,171	17,770,687
Repurchase of assets sold under agreements to repurchase	(17,218,539)	(18,054,705)
Issuance of mortgage loan participation certificates	1,208,189	1,559,494
Repayment of mortgage loan participation certificates	(1,252,708)	(1,512,435)
Repayments of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(3,483)	(175,000)
Repayment of asset-backed financing of a variable interest entity at fair value	(3,915)	(13,944)
Advances under assets sold to to PennyMac Financial Services, Inc. under agreement to repurchase	2,293	—
Payment of debt issuance costs	(2,306)	(3,140)
Issuance of preferred shares	—	115,000
Payment of issuance costs related to preferred shares	—	(3,828)
Repurchase of common shares	(10,719)	(2,307)
Payment of dividends to preferred shareholders	(6,236)	—
Payment of dividends to common shareholders	(29,145)	(31,655)
Net cash provided by (used in) financing activities	129,602	(351,833)
Net increase in cash and restricted cash	24,520	85,573
Cash and restricted cash at beginning of quarter	77,647	34,476
Cash and restricted cash at end of quarter	$102,167	$120,049

Cash	$102,167	$120,049
Restricted cash	—	—
Total cash and restricted cash shown in the statement of cash flows	$102,167	$120,049

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

Note 2—Basis of Presentation and Accounting Changes

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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

Mortgage Servicing Rights

Effective January 1, 2018, the Company has elected to change the accounting for the classes of MSRs it accounted for using the amortization method through December 31, 2017, to the fair value method as allowed in the Transfers and Servicing topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). The Manager determined that a single accounting treatment across all MSRs is consistent with lender valuation under its financing arrangements and simplifies hedging activities. As the result of this change, the Company recorded an adjustment to increase its investment in MSRs by $19.7 million, an increase in its liability for income taxes payable of $5.3 million and in increase in shareholders’ equity of $14.4 million.

Revenue

As disclosed in Note 33 – Recently Issued Accounting Pronouncements to the consolidated financial statements included in the Company’s Annual Report of form 10-K for the fiscal year ended December 31, 2017, the Manager has concluded that the Company’s revenues are not subject to ASU 2014-09 as they are financial instruments or other contractual rights and obligations accounted for under the Receivables, Investments and Debt and Equity Securities, Transfers and Servicing, Financial Instruments and Derivatives and Hedging topics of the FASB’s ASC.

Cash Flows

During the quarter ended March 31, 2018, the Company adopted FASB Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, the Company retrospectively changed the presentation of its statements of cash flows to conform to the requirements of ASU 2016-18. The adoption of ASU 2016-18 had no effect on previously reported statements of cash flows.

Note 3—Concentration of Risks

As discussed in Note 1 — Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including distressed mortgage loans and CRT Agreements.

Due to the nature of the Company’s investments in distressed mortgage loans, PMT is exposed, to a greater extent than traditional mortgage investors, to the risks associated with loan performance and resolution, including that borrowers may be in economic distress and/or may have become unemployed, bankrupt or otherwise unable or unwilling to make payments when due, and that fluctuations in the residential real estate market may affect the performance of its investments. Factors influencing these risks include, but are not limited to:

•	changes in the overall economy, unemployment rates and residential real estate fair values in the markets where the properties securing the Company’s distressed mortgage loans are located;
•	PCM’s ability to identify and PLS’ ability to execute optimal resolutions of distressed mortgage loans;
•	the accuracy of valuation information obtained during the Company’s due diligence activities;
•	PCM’s ability to effectively model, and to develop appropriate model inputs that properly anticipate, future outcomes;
•

the level of government support for resolution of distressed mortgage loans and the effect of current and future proposed and enacted legislative and regulatory changes on the Company’s ability to effect cures or resolutions to distressed mortgage loans; and

•

regulatory, judicial and legislative support of the foreclosure process, and the resulting effect on the Company’s ability to acquire and liquidate the real estate securing its portfolio of distressed mortgage loans in a timely manner or at all.

Due to these uncertainties, there can be no assurance that risk management activities identified and executed on PMT’s behalf will prevent significant losses arising from the Company’s investments in real estate-related assets.

As detailed in Note 5 — Loan Sales and Variable Interest Entities, the Company invests in CRT Agreements whereby it sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (“Recourse Obligations”) as part of the retention of an interest-only (“IO”) ownership interest in such mortgage loans. The Company’s retention of credit risk subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans, and exposes the Company to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Further, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying mortgage loans because the structure of certain of the CRT Agreements provides that the Company may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). In addition to the risks specific to credit, the Company is exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements.

Most of the distressed mortgage loans and REO has been acquired by the Company in prior years from or through one or more subsidiaries of JPMorgan Chase & Co., Citigroup Inc., and Bank of America Corporation, as presented in the following summary:

	March 31, 2018	December 31, 2017
	(in thousands)
JPMorgan Chase & Co.
Mortgage loans at fair value	$185,224	$315,437
REO	59,178	66,294
	244,402	381,731
Citigroup Inc.
Mortgage loans at fair value	181,334	280,488
REO	21,091	26,702
	202,425	307,190
Bank of America Corporation
Mortgage loans at fair value	86,478	143,969
REO	26,050	27,970
	112,528	171,939
	$559,355	$860,860
Total carrying value of distressed mortgage loans at fair value and REO	$609,893	$931,298

Note 4—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under an amended and restated mortgage banking services agreement.

Pursuant to the terms of the agreement, the monthly fulfillment fee is an amount equal to (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any mortgage loans underwritten to Ginnie Mae guidelines.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Purchases of mortgage loans acquired for sale from PLS	$781,326	$21,530

Mortgage loans fulfillment fees earned by PLS	$11,944	$16,570
UPB of mortgage loans fulfilled by PLS	$4,225,631	$4,631,906

Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$2,641	$2,871
UPB of mortgage loans sold to PLS	$8,847,873	$9,574,717

Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$—	$5
Tax service fee paid to PLS included in Other expense	$1,208	$1,379

	March 31, 2018	December 31, 2017
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$259,673	$279,571

Mortgage Loan Servicing Activities

The Company, through its Operating Partnership, has an amended and restated mortgage loan servicing agreement with PLS dated as of September 12, 2016. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the mortgage loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and late charges relating to mortgage loans it services for the Company.

•

The base servicing fee rates for distressed whole mortgage loans range from $30 per month for current loans up to $85 per month for loans where the borrower has declared bankruptcy. The base servicing fee rate for REO is $75 per month.

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

•

PLS is also entitled to certain activity-based fees for distressed whole mortgage loans that are charged based on the achievement of certain events. These fees range from $750 for a streamline modification to $1,750 for a liquidation and $500 for a deed-in-lieu of foreclosure. PLS is not entitled to earn more than one liquidation fee, reperformance fee or modification fee per mortgage loan in any 18-month period.

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

The term of the servicing agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the servicing agreement.

Pursuant to the terms of an amended and restated MSR recapture agreement, if PLS refinances mortgage loans for which the Company previously held the MSRs, PLS is generally required to transfer and convey to one of the Company’s wholly-owned subsidiaries cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. The MSR recapture agreement expires, unless terminated earlier in accordance with the agreement, on September 12, 2020, subject to automatic renewal for additional 18-month periods.

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$56	$65
Activity-based	122	143
	178	208
Mortgage loans at fair value:
Distressed mortgage loans:
Base	1,005	1,958
Activity-based	2,080	2,390
	3,085	4,348
Mortgage loans held in VIE:
Base	34	31
Activity-based	—	—
	34	31
MSRs:
Base	7,615	5,806
Activity-based	107	93
	7,722	5,899
	$11,019	$10,486
Average investment in:
Mortgage loans acquired for sale at fair value	$1,046,289	$1,099,406
Mortgage loans at fair value:
Distressed mortgage loans	$738,333	$1,327,421
Mortgage loans held in a VIE	$314,717	$361,110
Average MSR portfolio	$73,694,438	$57,927,056
MSR recapture income recognized included in Net mortgage loan servicing fees - from PennyMac Financial Service, Inc.	$595	$292

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

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Base management	$5,696	$5,008
Performance incentive	—	—
	$5,696	$5,008

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

The Company is required to pay PCM and its affiliates a pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,121	$1,434
Expenses incurred on the Company’s behalf, net	573	255
	$1,694	$1,689
Payments and settlements during the quarter (1)	$7,658	$24,393

(1)

Payments and settlements include payments and netting settlements made pursuant to master netting agreements between the Company and PFSI for operating, investment and financing activities itemized in this Note.

Investing Activities

Spread Acquisition and MSR Servicing Agreements

On December 19, 2016, the Company, through a wholly-owned subsidiary, PennyMac Holdings, LLC (“PMH”), amended and restated a master spread acquisition and MSR servicing agreement with PLS (the “Spread Acquisition Agreement”), pursuant to which the Company may purchase from PLS, from time to time, the right to receive participation certificates representing beneficial ownership in ESS arising from Ginnie Mae MSRs acquired by PLS, in which case PLS generally would be required to service or subservice the related mortgage loans for Ginnie Mae. The primary purpose of the amendment and restatement was to facilitate the continued financing of the ESS owned by the Company in connection with the parties’ participation in the GNMA MSR Facility (as defined below).

To the extent PLS refinances any of the mortgage loans relating to the ESS the Company has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, wire cash to the Company in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended March 31,
	2018	2017
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$904	$1,573
Repayments and sales	$12,291	$14,632
Interest income	$3,934	$4,647
Net gain (loss) included in Net gain (loss) on investments:
Valuation changes	$6,921	$(2,773)
Recapture income	830	1,403
	$7,751	$(1,370)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both March 31, 2018 and December 31, 2017.

Repurchase Agreement with PLS

On December 19, 2016, the Company, through PMH, entered into a master repurchase agreement with PLS (the “PMH Repurchase Agreement”), pursuant to which PMH may borrow from PLS for the purpose of financing PMH’s participation certificates representing beneficial ownership in ESS acquired from PLS under the Spread Acquisition Agreement. PLS then re-pledges such participation certificates to PNMAC GMSR ISSUER TRUST (the “Issuer Trust”) under a master repurchase agreement by and among PLS, the Issuer Trust and Private National Mortgage Acceptance Company, LLC, as guarantor (the “PC Repurchase Agreement”). The Issuer Trust was formed for the purpose of allowing PLS to finance MSRs and ESS relating to such MSRs (the “GNMA MSR Facility”).

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

Conditional Reimbursement of Initial Public Offering (“IPO”) Underwriting Fees

In connection with its IPO, the Company conditionally agreed to reimburse PCM up to $2.9 million for underwriting fees paid to the IPO underwriters by PCM on the Company’s behalf (the “Conditional Reimbursement”). Also in connection with its IPO, the Company agreed to pay the IPO underwriters up to $5.9 million in contingent underwriting fees. There were no reimbursements during the quarters ended March 31, 2018, and March 31, 2017.

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Interest expense	$1,976	$1,805

	March 31, 2018	December 31, 2017
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$142,938	$144,128
Conditional Reimbursement payable to PFSI included in Accounts payable and accrued liabilities	$870	$870

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	March 31, 2018	December 31, 2017
	(in thousands)
Due from PFSI:
MSR recapture receivable	$207	$282
Other	106	3,872
	$313	$4,154
Due to PFSI:
Allocated expenses and expenses paid by PFSI on PMT’s behalf	$8,806	$11,542
Management fees	5,696	5,901
Mortgage loan servicing fees	5,562	6,583
Fulfillment fees	4,471	346
Correspondent production fees	1,825	1,735
Conditional Reimbursement	870	870
Interest on Assets sold to PFSI under agreement to repurchase	126	142
	$27,356	$27,119

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

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Cash flows:
Proceeds from sales	$5,200,584	$4,858,845
Mortgage loan servicing fees received (1)	$48,732	$37,281

(1)	Net of guarantee fees

The following table summarizes unpaid principal balance (“UPB”) information for mortgage loans that are accounted for as sales for the dates presented:

	March 31, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans outstanding	$74,783,511	$71,639,351
Delinquent mortgage loans:
30-89 days delinquent	$360,518	$532,673
90 or more days delinquent:
Not in foreclosure	$288,653	$280,786
In foreclosure	$31,989	$25,258
Bankruptcy	$56,032	$52,202
Custodial funds managed by the Company (1)	$1,005,744	$879,321

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

Consolidated VIEs

Credit Risk Transfer Agreements

The Company, through PennyMac Corp (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining the Recourse Obligations as part of the retention of an interest-only ownership interest in such mortgage loans.  The mortgage loans subject to the CRT Agreements are transferred by PMC to subsidiary trust entities which sell the mortgage loans into Fannie Mae mortgage loan securitizations. Transfers of mortgage loans subject to CRT Agreements receive sale accounting treatment. The Deposits securing CRT Agreements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on derivatives related to CRT Agreements are included in Net gain (loss) on investments in the consolidated statements of income.

Following is a summary of the CRT Agreements:

	Quarter ended March 31,
	2018	2017
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$3,210,478	$1,834,295
Deposits securing CRT Agreements	$41,789	$15,793
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$70,486	$48,150
Interest earned on Deposits securing CRT Agreements	$2,031	$408
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$19,329	$10,288
Resulting from valuation changes	5,355	10,019
	24,684	20,307
Change in fair value of interest-only security payable at fair value	(2,133)	(1,720)
	$22,551	$18,587
Payments made to settle losses	$828	$149

	March 31, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$29,726,369	$26,845,392
Delinquency status (in UPB):
Current	$29,456,524	$26,540,953
30—89 days delinquent	$130,583	$179,144
90—180 days delinquent	$90,418	$101,114
180 or more days delinquent	$26,343	$5,146
Foreclosure	$8,335	$5,463
Bankruptcy	$14,166	$13,572
Carrying value of CRT Agreements:
Derivative assets	$103,995	$98,640
Deposits securing CRT agreements	$622,330	$588,867
Interest-only security payable at fair value	$7,796	$7,070
CRT Agreement assets pledged to secure assets sold under agreements to repurchase:
Deposits securing CRT Agreements	$392,453	$400,778
Derivative assets	$24,423	$26,058
Commitments to fund Deposits securing credit risk transfer agreements	$552,957	$482,471

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The fair value of the certificates retained by the Company was $14.1 million as of March 31, 2018. The Company includes the balance of certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value.

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

Fair Value Accounting Elections

The Manager identified all of the Company’s non-cash financial assets and MSRs to be accounted for at fair value. The Manager has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance.

The Manager has also identified the Company’s asset-backed financing of a VIE and interest only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of assets at fair value collateralizing these financings. For other borrowings, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt. Before January 1, 2018, originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Beginning January 1, 2018, the Company elected to account for all MSRs at fair value prospectively.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$71,044	$—	$—	$71,044
Mortgage-backed securities at fair value	—	1,436,456	—	1,436,456
Mortgage loans acquired for sale at fair value	—	1,107,844	7,690	1,115,534
Mortgage loans at fair value	—	311,102	468,387	779,489
Excess servicing spread purchased from PFSI	—	—	236,002	236,002
Derivative assets:
Interest rate lock commitments	—	—	3,220	3,220
CRT Agreements	—	—	103,995	103,995
Repurchase agreement derivatives	—	—	5,892	5,892
Forward purchase contracts		11,400	—	11,400
Forward sale contracts	—	6	—	6
MBS put options	—	4,086	—	4,086
Call options on interest rate futures	492	—	—	492
Put options on interest rate futures	367	—	—	367
Total derivative assets before netting	859	15,492	113,107	129,458
Netting	—	—	—	(6,940)
Total derivative assets after netting	859	15,492	113,107	122,518
Mortgage servicing rights at fair value	—	—	957,013	957,013
	$71,903	$2,870,894	$1,782,199	$4,718,056
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$296,982	$—	$296,982
Interest-only security payable at fair value	—	—	7,796	7,796
Derivative liabilities:
Interest rate lock commitments	—	—	511	511
Forward purchase contracts	—	1	—	1
Forward sales contracts	—	8,345	—	8,345
Total derivative liabilities before netting	—	8,346	511	8,857
Netting	—	—	—	(5,221)
Total derivative liabilities after netting	—	8,346	511	3,636
	$—	$305,328	$8,307	$308,414

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$18,398	$—	$—	$18,398
Mortgage-backed securities at fair value	—	989,461	—	989,461
Mortgage loans acquired for sale at fair value	—	1,261,380	8,135	1,269,515
Mortgage loans at fair value	—	321,040	768,433	1,089,473
Excess servicing spread purchased from PFSI	—	—	236,534	236,534
Derivative assets:
Interest rate lock commitments	—	—	4,859	4,859
CRT Agreements	—	—	98,640	98,640
Repurchase agreement derivatives	—	—	3,748	3,748
Forward purchase contracts	—	4,343	—	4,343
Forward sale contracts	—	387	—	387
MBS put options	—	3,170	—	3,170
Put options on interest rate futures	656	—	—	656
Total derivative assets before netting	656	7,900	107,247	115,803
Netting	—	—	—	(1,922)
Total derivative assets after netting	656	7,900	107,247	113,881
Mortgage servicing rights at fair value	—	—	91,459	91,459
	$19,054	$2,579,781	$1,211,808	$3,808,721
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$307,419	$—	$307,419
Interest-only security payable at fair value	—	—	7,070	7,070
Derivative liabilities:
Interest rate lock commitments	—	—	227	227
Forward purchase contracts	—	248	—	248
Forward sales contracts	—	2,830	—	2,830
Total derivative liabilities before netting	—	3,078	227	3,305
Netting	—	—	—	(1,999)
Total derivative liabilities after netting	—	3,078	227	1,306
	$—	$310,497	$7,297	$315,795

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Quarter ended March 31, 2018
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreements	Repurchase agreement derivatives	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	8,135	768,433	236,534	4,632	98,640	3,748	864,494	1,984,616
Purchases and issuances	2,831	—	—	4,609	—	2,164	—	9,604
Repayments and sales	(3,539)	(272,513)	(12,291)	—	(19,329)	(8)	—	(307,680)
Capitalization of interest	—	2,180	3,934	—	—	—	—	6,114
Capitalization of advances	—	1,677	—	—	—	—	—	1,677
ESS received pursuant to a recapture agreement with PFSI	—	—	904	—	—	—	—	904
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	—	—	66,546	66,546
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—	2,681	—	—	—	—	—	2,681
Other factors	103	(12,632)	6,921	(19,467)	24,684	(12)	25,973	25,570
	103	(9,951)	6,921	(19,467)	24,684	(12)	25,973	28,251
Transfers of mortgage loans to REO and real estate held for investment	—	(21,439)	—	—	—	—	—	(21,439)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	160	—	—	—	—	—	—	160
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	12,935	—	—	—	12,935
Balance, March 31, 2018	$7,690	$468,387	$236,002	$2,709	$103,995	$5,892	$957,013	$1,781,688
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2018	$(14)	$(9,040)	$6,921	$2,709	$5,355	$77	$25,973	$31,981

(1)	For the purpose of this table, the interest rate lock commitment (“IRLC”) asset and liability positions are shown net.
(2)

During the quarter ended March 31, 2018, the Manager identified certain “Level 2” fair value mortgage loans that were not salable into the prime mortgage market and therefore transferred them to “Level 3”.

Quarter ended March 31, 2018
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	726
726
Balance, March 31, 2018	$7,796
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2018	$726

	Quarter ended March 31, 2017
	Mortgage	Excess	Interest		Mortgage
	loans	servicing	rate lock	CRT	servicing
	at fair value	spread	commitments (1)	Agreements	rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Purchases and issuances	—	—	17,762	—	62	17,824
Repayments and sales	(113,576)	(14,632)	—	(10,288)	—	(138,496)
Capitalization of interest	9,903	4,647	—	—	—	14,550
Capitalization of advances	6,349	—	—	—	—	6,349
ESS received pursuant to a recapture agreement with PFSI	—	1,573	—	—	—	1,573
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	7,478	7,478
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	4,970	—	—	—	—	4,970
Other factors	(1,754)	(2,773)	11,171	20,307	(1,993)	24,958
	3,216	(2,773)	11,171	20,307	(1,993)	29,928
Transfers of mortgage loans to REO and real estate held for investment	(30,911)	—	—	—	—	(30,911)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(23,989)	—	—	(23,989)
Balance, March 31, 2017	$1,229,553	$277,484	$8,721	$25,629	$69,683	$1,611,070
Changes in fair value recognized during the quarter relating to assets still held at March 31, 2017	$485	$(2,773)	$8,721	$10,019	$(1,993)	$14,459

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended March 31, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	487
487
Balance, March 31, 2017	$4,601
Changes in fair value recognized during the quarter relating to liability outstanding at March 31, 2017	$487

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

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	March 31, 2018			December 31, 2017
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent:	$1,114,282	$1,084,121	$30,161	$1,268,121	$1,221,125	$46,996
90 or more days delinquent:
Not in foreclosure	606	725	(119)	950	1,120	(170)
In foreclosure	646	683	(37)	444	496	(52)
	1,252	1,408	(156)	1,394	1,616	(222)
	$1,115,534	$1,085,529	$30,005	$1,269,515	$1,222,741	$46,774
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent:	$311,102	$312,730	$(1,628)	$321,040	$316,684	$4,356
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	311,102	312,730	(1,628)	321,040	316,684	4,356
Distressed mortgage loans at fair value:
Current through 89 days delinquent:	263,263	334,185	(70,922)	414,785	519,009	(104,224)
90 or more days delinquent:
Not in foreclosure	97,971	155,224	(57,253)	166,749	257,038	(90,289)
In foreclosure	107,153	156,812	(49,659)	186,899	267,911	(81,012)
	205,124	312,036	(106,912)	353,648	524,949	(171,301)
	468,387	646,221	(177,834)	768,433	1,043,958	(275,525)
	$779,489	$958,951	$(179,462)	$1,089,473	$1,360,642	$(271,169)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended March 31, 2018
	Net gain on		Net
	mortgage		mortgage
	loans	Net gain	loan	Net
	acquired	(loss) on	servicing	interest
	for sale	investments	fees	income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(22,397)	—	440	(21,957)
Mortgage loans acquired for sale at fair value	(23,678)	—	—	—	(23,678)
Mortgage loans at fair value	—	(15,530)	—	1,774	(13,756)
ESS at fair value	—	6,921	—	3,934	10,855
MSRs at fair value	—	—	25,973	—	25,973
	$(23,678)	$(31,006)	$25,973	$6,148	$(22,563)
Liabilities:
Interest-only security payable	$—	$726	$—	$—	$726
Asset-backed financing of a VIE at fair value	—	6,183	—	339	6,522
	$—	$6,909	$—	$339	$7,248

	Quarter ended March 31, 2017
	Net gain on		Net
	mortgage		mortgage
	loans	Net gain	loan	Net
	acquired	on	servicing	interest
	for sale	investments	fees	income	Total
	(in thousands)
Assets:
Short-term investments	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	140	—	(1,318)	(1,178)
Mortgage loans acquired for sale at fair value	14,158	—	—	—	14,158
Mortgage loans at fair value	—	3,532	—	10,201	13,733
ESS at fair value	—	(2,773)	—	4,647	1,874
MSRs at fair value	—	—	(1,993)	—	(1,993)
	$14,158	$899	$(1,993)	$13,530	$26,594
Liabilities:
Interest-only security payable	$—	$(487)	$—	$—	$(487)
Asset-backed financing of a VIE at fair value	—	(24)	—	(387)	(411)
	$—	$(511)	$—	$(387)	$(898)

Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value at year end for financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$57,675	$57,675
	$—	$—	$57,675	$57,675

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$71,380	$71,380
MSRs at lower of amortized cost or fair value	—	—	312,995	312,995
	$—	$—	$384,375	$384,375

The following table summarizes the fair value changes recognized during the period on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Real estate asset acquired in settlement of loans	$(4,769)	$(7,060)
MSRs at lower of amortized cost or fair value	—	1,504
	$(4,769)	$(5,556)

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

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

Before the Company adopted fair value accounting for all of its existing classes of MSRs on January 1, 2018, the Company evaluated its MSRs at lower of amortized cost or fair value for impairment with reference to the asset’s fair value. For purposes of performing its MSR impairment evaluation, the Company stratified its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans were grouped into pools with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3.0% and 4.5% and a single pool for mortgage loans with interest rates below 3.0%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less were evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools was below the amortized cost of the MSRs, those MSRs were impaired.

When MSRs were impaired, the impairment was recognized in current-period income and the carrying value of the MSRs was adjusted using a valuation allowance. If the fair value of the MSRs subsequently increased, the increase in fair value was recognized in current period income only to the extent of the valuation allowance for the respective impairment stratum.

Before the adoption of fair value accounting for all MSRs, the Manager periodically reviewed the various impairment strata to determine whether the fair value of the impaired MSRs in a given stratum was likely to recover. When the Manager deemed recovery of fair value to be unlikely in the foreseeable future, a write-down of the cost of the MSRs for that stratum to its estimated recoverable value was charged to the valuation allowance.

Fair Value of Financial Instruments Carried at Amortized Cost

Certain of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Exchangeable senior notes and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase approximate the agreements’ carrying values due to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at March 31, 2018 and December 31, 2017 was $249.5 million and $244.9 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of fair value.

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

With respect to the Company’s non-IRLC “Level 3” fair value assets and liabilities, the FAV group reports to the Manager’s valuation committee, which oversees and approves the valuations. The FAV group monitors the models used for valuation of the Company’s non-IRLC “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Manager’s valuation committee. The Manager’s valuation committee includes PFSI’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

The FAV group is responsible for reporting to the Manager’s valuation committee on the changes in the valuation of the non-IRLC “Level 3” fair value assets and liabilities, including major factors affecting the valuation and any changes in model methods and inputs. To assess the reasonableness of its valuations, the FAV group presents an analysis of the effect on the valuation of changes to the significant inputs to the models.

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

Mortgage Loans

Fair value of mortgage loans is estimated based on whether the mortgage loans are saleable into active markets:

•

Mortgage loans that are saleable into active markets, comprised of most of the Company’s mortgage loans acquired for sale at fair value and mortgage loans at fair value held in a VIE, are categorized as “Level 2” fair value assets. The fair values of mortgage loans acquired for sale at fair value are established using their quoted market or contracted price or market price equivalent. For the mortgage loans at fair value held in a VIE, the quoted fair values of all of the individual securities issued by the securitization trust are used to derive a fair value for the mortgage loans. The Company obtains indications of fair value from nonaffiliated brokers based on comparable securities and validates the brokers’ indications of fair value using pricing models and inputs the Manager believes are similar to the models and inputs used by other market participants.

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

Following is a quantitative summary of key inputs used in the valuation of mortgage loans at fair value (excluding loans held in a VIE):

Key inputs	March 31, 2018	December 31, 2017
Discount rate
Range	3.2% – 15.0%	2.9% – 15.0%
Weighted average	6.7%	6.9%
Twelve-month projected housing price index change
Range	2.2% – 3.3%	3.6% – 4.6%
Weighted average	3.1%	4.4%
Prepayment speed (1)
Range	3.1% – 6.6%	3.2% – 11.0%
Weighted average	4.2%	4.2%
Total prepayment speed (2)
Range	10.6% – 22.8%	10.8% – 23.8%
Weighted average	16.2%	16.5%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	March 31, 2018	December 31, 2017
UPB of underlying mortgage loans (in thousands)	$26,236,839	$27,217,199
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (1)
Range	3.6% - 4.1%	3.8% - 4.3%
Weighted average	3.9%	4.1%
Annual total prepayment speed (2)
Range	8.0% - 52.4%	8.4% - 41.4%
Weighted average	9.9%	10.8%
Life (in years)
Range	1.1 - 7.8	1.4 - 7.7
Weighted average	6.8	6.5

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the mortgage loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on mortgage loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	March 31, 2018	December 31, 2017
Pull-through rate
Range	57.5% – 100%	58.0% - 100%
Weighted average	88.0%	90.3%
MSR value expressed as
Servicing fee multiple
Range	2.6 - 5.9	2.1 - 5.8
Weighted average	4.7	4.9
Percentage of UPB
Range	0.0% – 2.6%	0.0% - 2.4%
Weighted average	1.2%	1.3%

CRT Agreements

The fair value of CRT Agreements is established based on whether the aggregation period has been completed and the CRT Agreements have been securitized. For securitized CRT Agreements, fair value is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial deposits securing the CRT Agreements, the Recourse Obligation and the IO ownership interest in these items. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing CRT Agreements from the indication of fair value provided by the nonaffiliated brokers. For CRT Agreements that have not been securitized, fair value is estimated using a discounted cash flow analysis. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable inputs into the valuation of these derivatives are the discount rate and voluntary and involuntary prepayment rates of the underlying mortgage loans. Changes in fair value of CRT Agreements are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the valuation of CRT Agreements:

Key inputs	March 31, 2018	December 31, 2017
Discount rate
Range	5.6% – 6.6%	5.1% – 6.2%
Weighted average	6.1%	5.6%
Voluntary Prepayment speed (1)
Range	8.6% – 10.4%	12.1% – 15.0%
Weighted average	9.1%	13.0%
Involuntary prepayment speed (2)
Range	0.3% – 0.3%	0.3% – 0.3%
Weighted average	0.3%	0.3%

(1)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(2)	Involuntary prepayment speed is measured using Life Involuntary CPR.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for financial reporting purposes and are accounted for separate from the related repurchase agreements. The Company classifies these derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the Company’s ratio of derivative value to outstanding receivable due to the time value of money and the expected approval rate of the mortgage loans financed under the master repurchase agreement. The ratio included in the Company’s fair value estimate was 97% at both March 31, 2018, and December 31, 2017.

Hedging Derivatives

Fair values of derivative financial instruments based on exchange traded market prices are categorized by the Company as “Level 1” fair value assets and liabilities; fair values of derivative financial instruments based on observable interest rates, volatilities and prices in the MBS market are categorized by the Company as “Level 2” fair value assets and liabilities. Changes in the fair value of hedging derivatives are included in Net gain on mortgage loans acquired for sale, Net gain (loss) on investments, or Net mortgage loan servicing fees, as applicable, in the consolidated statements of income.

Real Estate Acquired in Settlement of Loans

REO is measured based on its fair value on a nonrecurring basis and is categorized as a “Level 3” fair value asset. Fair value of REO is established by using a current estimate of fair value from a broker’s price opinion or a full appraisal, or the price given in a current contract of sale.

REO fair values are reviewed by the Manager’s staff appraisers when the Company obtains multiple indications of fair value and there is a significant difference between the fair values received. The Manager’s staff appraisers will attempt to resolve the difference between the indications of fair value. In circumstances where the appraisers are not able to generate adequate data to support a fair value conclusion, the staff appraisers will order an additional appraisal to determine fair value. Changes in the fair value of REO are included in Results of real estate acquired in settlement of loans in the consolidated statements of income.

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

MSRs are generally subject to loss in fair value when mortgage interest rates decrease. Decreasing mortgage interest rates normally encourage increased mortgage refinancing activity. Increased refinancing activity reduces the expected life of the underlying mortgage loans, thereby reducing the cash flows expected to accrue to the MSRs. Reductions in the fair value of MSRs affect income primarily through change in fair value and change in impairment. Through December 31, 2017, the Company accounted for certain of its MSRs using the amortization method. Beginning January 1, 2018, the Company accounts for all MSRs at fair value prospectively.

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended March 31,
	2018	2017
	Fair value	Amortized cost	Fair value
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$66,546	$51,210	$7,478
Key inputs
UPB of underlying mortgage loans	$5,114,741	$4,092,267	$660,586
Weighted-average annual servicing fee rate (in basis points)	26	25	25
Pricing spread (1)
Range	7.4% – 12.6%	7.6% – 12.6%	7.6% – 7.6%
Weighted average	7.5%	7.6%	7.6%
Annual total prepayment speed (2)
Range	3.2% – 22.8%	3.2% – 28.7%	7.9% – 20.7%
Weighted average	8.1%	7.5%	10.9%
Life (in years)
Range	3.5 - 11.9	2.7 – 11.9	4.0 – 8.5
Weighted average	8.4	8.3	7.2
Annual per-loan cost of servicing
Range	$79 - $79	$79 – $79	$79 – $79
Weighted average	$79	$79	$79

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	March 31, 2018	December 31, 2017
	Fair value	Amortized cost	Fair value
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$957,013	$753,322	$91,459
Key inputs:
UPB of underlying mortgage loans	$75,261,574	$63,853,606	$8,273,696
Weighted-average annual servicing fee rate (in basis points)	25	25	25
Weighted-average note interest rate	4.0%	3.9%	4.7%
Pricing spread (1)
Range	7.4% – 13.1%	7.6% – 13.1%	7.6% – 12.6%
Weighted average	7.4%	7.6%	7.6%
Effect on fair value of (2):
5% adverse change	$(14,450)	$(11,848)	$(1,347)
10% adverse change	$(28,487)	$(23,352)	$(2,655)
20% adverse change	$(55,385)	$(45,379)	$(5,162)
Prepayment speed (3)
Range	6.5% – 27.2%	7.1% – 27.1%	7.3% – 20.9%
Weighted average	8.0%	8.4%	11.1%
Life (in years)
Range	2.9 - 8.3	2.9 - 8.0	3.1 - 6.8
Weighted average	7.9	7.6	6.8
Effect on fair value of (2):
5% adverse change	$(13,939)	$(12,267)	$(1,954)
10% adverse change	$(27,417)	$(24,120)	$(3,827)
20% adverse change	$(53,083)	$(46,668)	$(7,352)
Annual per-loan cost of servicing
Range	$77 - $79	$78 – $79	$77 – $79
Weighted average	$79	$79	$79
Effect on fair value of (2):
5% adverse change	$(6,962)	$(5,721)	$(744)
10% adverse change	$(13,925)	$(11,441)	$(1,488)
20% adverse change	$(27,849)	$(22,883)	$(2,976)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)

For MSRs carried at fair value, an adverse change in one of the above-mentioned key inputs is expected to result in a recognized reduction in fair value which will be recorded in income. For MSRs carried at lower of amortized cost or fair value, an adverse change in one of the above-mentioned key inputs may have resulted in recognition of MSR impairment. The extent of the recognized MSR impairment depended on the relationship of fair value to the carrying value of such MSRs.

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

Note 7—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	March 31, 2018	December 31, 2017
	(in thousands)
Conventional:
Agency-eligible	$837,994	$971,910
Held for sale to PLS — Government insured or guaranteed	259,673	279,571
Commercial real estate	10,177	9,898
Repurchased pursuant to representations and warranties	7,690	8,136
	$1,115,534	$1,269,515
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,097,266	$1,201,992
Mortgage loan participation purchase and sale agreements	—	47,285
	$1,097,266	$1,249,277

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

Note 8—Mortgage Loans at Fair Value

Mortgage loans at fair value are comprised of mortgage loans that are not acquired for sale and, to the extent they are not held in a VIE securing an asset-backed financing, may be sold at a later date pursuant to the Manager’s determination that such a sale represents the most advantageous liquidation strategy for the identified mortgage loan.

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	March 31, 2018		December 31, 2017
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$205,124	$312,036	$353,648	$524,949
Performing mortgage loans:
Interest rate step-up	137,451	181,412	189,724	242,335
Fixed interest rate	102,605	128,737	186,929	236,840
Adjustable-rate/hybrid	23,207	24,036	38,132	39,834
	263,263	334,185	414,785	519,009
	468,387	646,221	768,433	1,043,958
Fixed interest rate jumbo mortgage loans held in a VIE	311,102	312,730	321,040	316,684
	$779,489	$958,951	$1,089,473	$1,360,642
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$459,809		$760,853
Asset-backed financing of a VIE at fair value	311,102		321,040
	$770,911		$1,081,893

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	March 31, 2018	December 31, 2017
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	73%
Mortgage loans with unpaid-principal balance-to-current -property-value in excess of 100%	38%	38%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida Massachusetts

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
•

CRT Agreements whereby the Company retains a Recourse Obligation relating to certain mortgage loans it sells into Fannie Mae guaranteed securitizations and an IO ownership interest in such mortgage loans; and

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive interest expense offsets if it finances mortgage loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

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

To manage the price risk resulting from interest rate risk, the Company uses derivative financial instruments with the intention of moderating the risk that changes in market interest rates will result in unfavorable changes in the fair value of the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans held in a VIE, IRLCs and MSRs.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	March 31, 2018			December 31, 2017
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,067,009	$3,220	$511	1,250,803	$4,859	$227
CRT Agreements	29,726,369	103,995	—	26,845,392	98,640	—
Repurchase agreement derivatives		5,892	—		3,748	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	2,510,700	11,400	1	1,996,235	4,343	248
Forward sale contracts	2,297,802	6	8,345	2,565,271	387	2,830
MBS put options	1,750,000	4,086	—	2,375,000	3,170	—
Call options on interest rate futures	150,000	492	—	—	—	—
Put options on interest rate futures	275,000	367	—	550,000	656	—
Swap futures	—	—	—	275,000	—	—
Bond futures	450,000	—	—	—	—	—
Eurodollar future contracts	847,664	—	—	937,000	—	—
Total derivative instruments before netting		129,458	8,857		115,803	3,305
Netting		(6,940)	(5,221)		(1,922)	(1,999)
		$122,518	$3,636		$113,881	$1,306
Margin deposits (received from) placed with derivatives counterparties included in Other assets (Accounts payable and accrued liabilities)		$(1,718)			$76
Derivative assets pledged to secure assets sold under agreements to repurchase		$24,423			$26,058

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs.

	Quarter ended March 31, 2018
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	1,996,235	19,833,104	(19,318,639)	2,510,700
Forward sales contracts	2,565,271	24,410,334	(24,677,803)	2,297,802
MBS put options	2,375,000	4,125,000	(4,750,000)	1,750,000
Call options on interest rate futures	—	150,000	—	150,000
Put options on interest rate futures	550,000	3,325,000	(3,600,000)	275,000
Swap futures	275,000	—	(275,000)	—
Bond futures	—	450,000	—	450,000
Eurodollar future sale contracts	937,000	114,597	(203,933)	847,664

	Quarter ended March 31, 2017
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	4,840,707	18,906,029	(19,631,577)	4,115,159
Forward sales contracts	6,148,242	24,225,103	(24,699,931)	5,673,414
MBS put options	925,000	1,400,000	(1,375,000)	950,000
MBS call options	750,000	—	(750,000)	—
Call options on interest rate futures	200,000	62,500	—	262,500
Put options on interest rate futures	550,000	1,750,000	(1,800,000)	500,000
Swap futures	150,000	300,000	(300,000)	150,000
Eurodollar future sale contracts	1,351,000	101,000	(212,000)	1,240,000
Treasury future buy contracts	—	49,300	(49,300)	—
Treasury future sale contracts	—	49,300	(49,300)	—

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, CRT Agreement derivatives and repurchase agreement derivatives. As of March 31, 2018 and December 31, 2017, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	March 31, 2018			December 31, 2017
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets:
Not subject to master netting arrangements:
Interest rate lock commitments	$3,220	$—	$3,220	$4,859	$—	$4,859
CRT Agreement derivatives	103,995	—	103,995	98,640	—	98,640
Repurchase agreement derivatives	5,892	—	5,892	3,748	—	3,748
	113,107	—	113,107	107,247	—	107,247
Subject to master netting arrangements:
Forward purchase contracts	11,400	—	11,400	4,343	—	4,343
Forward sale contracts	6	—	6	387	—	387
MBS put options	4,086	—	4,086	3,170	—	3,170
Call options on interest rate futures	492	—	492	—	—	—
Put options on interest rate futures	367	—	367	656	—	656
Netting	—	(6,940)	(6,940)	—	(1,922)	(1,922)
	16,351	(6,940)	9,411	8,556	(1,922)	6,634
	$129,458	$(6,940)	$122,518	$115,803	$(1,922)	$113,881

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	March 31, 2018				December 31, 2017
	Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
CRT Agreements	$103,995	$—	$—	$103,995	$98,640	$—	$—	$98,640
Interest rate lock commitments	3,220	—	—	3,220	4,859	—	—	4,859
J.P. Morgan Securities LLC	6,294	—	—	6,294	2,020	—	—	2,020
Deutsche Bank Securities LLC	5,892	—	—	5,892	3,748	—	—	3,748
Federal National Mortgage Association	1,073	—	—	1,073	1,606	—	—	1,606
RJ O’Brien & Associates, LLC	859	—	—	859	656	—	—	656
Barclays Capital Inc.	324	—	—	324	—	—	—	—
Credit Suisse Securities (USA) LLC	227	—	—	227	809	—	—	809
Mitsubishi UFJ Sec	155	—	—	155	193	—	—	193
RBC Capital Markets, L.P.	151	—	—	151	—	—	—	—
KGS Alpha Capital Markets LP	131	—	—	131	—	—	—	—
PNC Capital Markets LLC	100	—	—	100	—	—	—	—
Wells Fargo Securities, LLC	90	—	—	90	146	—	—	146
Morgan Stanley & Co. LLC	—	—	—	—	457	—	—	457
Citigroup Global Markets Inc.	—	—	—	—	429	—	—	429
Jefferies & Company, Inc.	—	—	—	—	160	—	—	160
Other	7	—	—	7	158	—	—	158
	$122,518	$—	$—	$122,518	$113,881	$—	$—	$113,881

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	March 31, 2018			December 31, 2017
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements:
Interest rate lock commitments	$511	$—	$511	$227	$—	$227
	511	—	511	227	—	227
Subject to master netting arrangements:
Forward purchase contracts	1	—	1	248	—	248
Forward sales contracts	8,345	—	8,345	2,830	—	2,830
Netting	—	(5,221)	(5,221)	—	(1,999)	(1,999)
	8,346	(5,221)	3,125	3,078	(1,999)	1,079
	8,857	(5,221)	3,636	3,305	(1,999)	1,306
Assets sold under agreements to repurchase:
UPB	3,409,440	—	3,409,440	3,182,504	—	3,182,504
Unamortized debt issuance costs	(1,157)	—	(1,157)	(1,618)	—	(1,618)
	3,408,283	—	3,408,283	3,180,886	—	3,180,886
	$3,417,140	$(5,221)	$3,411,919	$3,184,191	$(1,999)	$3,182,192

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

	March 31, 2018				December 31, 2017
	Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$511	$—	$—	$511	$227	$—	$—	$227
Bank of America, N.A.	1,110,861	(1,109,449)	—	1,412	839,057	(838,771)	—	286
Credit Suisse Securities (USA) LLC	917,667	(917,667)	—	—	845,567	(845,567)	—	—
J.P. Morgan Securities LLC	274,748	(274,748)	—	—	373,186	(373,186)	—	—
Deutsche Bank Securities LLC	266,238	(266,238)	—	—	374,526	(374,526)	—	—
Daiwa Capital Markets	264,386	(264,077)	—	309	153,833	(153,730)	—	103
Morgan Stanley & Co. LLC	231,591	(231,227)	—	364	164,530	(164,530)	—	—
Citigroup Global Markets Inc.	159,593	(159,593)	—	—	235,541	(235,319)	—	222
RBC Capital Markets, L.P.	93,872	(93,872)	—	—	92,014	(91,805)	—	209
Wells Fargo Securities, LLC	49,216	(49,216)	—	—	50,360	(50,360)	—	—
BNP Paribas	43,612	(43,353)	—	259	45,411	(45,411)	—	—
Goldman Sachs	549	—	—	549	164	—	—	164
Barclays Capital Inc.	—	—	—	—	9,374	(9,299)	—	75
Other	232	—	—	232	20	—	—	20
Unamortized debt issuance costs	(1,157)	1,157	—	—	(1,618)	1,618	—	—
	$3,411,919	$(3,408,283)	$—	$3,636	$3,182,192	$(3,180,886)	$—	$1,306

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended March 31,
Derivative activity	Income statement line	2018	2017
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$(14,858)	$28,933
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$32,810	$(3,592)
Mortgage servicing rights	Net mortgage loan servicing fees	$(20,848)	$(8,698)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$1,460	$(4,144)
CRT agreements	Net gain (loss) on investments	$24,684	$20,307
Repurchase agreement derivatives	Interest expense	$(12)	$—

Note 10—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$162,865	$274,069
Transfers from mortgage loans at fair value and advances	16,363	24,876
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(2,059)	(6,644)
Results of REO:
Valuation adjustments, net	(5,359)	(8,175)
Gain on sale, net	2,133	3,929
	(3,226)	(4,246)
Proceeds from sales	(32,437)	(63,224)
Balance at end of quarter	$141,506	$224,831

	March 31, 2018	December 31, 2017
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$67,720	$76,037
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	37,764	48,495
	$105,484	$124,532

Note 11—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance at beginning of quarter	$91,459	$64,136
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	773,035	—
Balance after reclassification	864,494	64,136
Purchases	—	62
MSRs resulting from mortgage loan sales	66,546	7,478
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	52,611	32
Other changes in fair value (2)	(26,638)	(2,025)
	25,973	(1,993)
Balance at end of quarter	$957,013	$69,683

	March 31, 2018	December 31, 2017
	(in thousands)
MSRs carried at fair value pledged to secure:
Assets sold under agreements to repurchase	$745,965	$66,813
Notes payable	195,721	23,471
	$941,686	$90,284

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Amortized Cost:
Balance at beginning of quarter	$772,870	$606,103
Transfer of mortgage servicing right to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	(772,870)	—
Balance after reclassification	—	606,103
MSRs resulting from mortgage loan sales	—	51,210
Amortization	—	(17,858)
Balance at end of quarter	—	639,455
Valuation Allowance:
Balance at beginning of quarter	(19,548)	(13,672)
Reduction resulting from change in accounting principle	19,548	—
Balance after reclassification	—	(13,672)
Reversal of impairment valuation allowance	—	1,504
Balance at end of quarter	—	(12,168)
MSRs, net	$—	$627,287
Fair value at beginning of quarter		$626,334
Fair value at end of quarter		$662,584

		December 31, 2017
		(in thousands)
MSRs carried at lower of cost or fair value pledged to secure:
Assets sold under agreements to repurchase		$584,762
Notes payable		156,846
		$741,608

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Contractually-specified servicing fees	$48,732	$37,281
Ancillary and other fees:
Late charges	214	187
Other	1,489	1,037
	$50,435	$38,505

Note 12—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Weighted-average interest rate (1)	3.20%	2.57%
Average balance	$3,077,914	$3,267,864
Total interest expense	$24,507	$22,182
Maximum daily amount outstanding	$3,655,250	$4,330,825

(1)	Excludes the effect of amortization of net issuance premiums of $169,000 for the quarter ended March 31, 2018 and net debt issuance costs of $2.3 million for the quarter ended March 31, 2017.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,409,440	$3,182,504
Unamortized debt issuance costs and premiums, net	(1,157)	(1,618)
	$3,408,283	$3,180,886
Weighted-average interest rate	2.80%	2.77%
Available borrowing capacity:
Committed	$767,553	$749,650
Uncommitted	1,673,718	2,030,607
	$2,441,271	$2,780,257
Margin deposits placed with counterparties included in Other assets	$40,114	$28,154
Assets securing agreements to repurchase:
Mortgage-backed securities	$1,436,456	$989,461
Mortgage loans acquired for sale at fair value	$1,097,266	$1,201,992
Mortgage loans at fair value	$459,809	$760,853
CRT Agreements:
Deposits securing CRT agreements	$392,453	$400,778
Derivative assets	$24,423	$26,058
Real estate acquired in settlement of loans	$105,484	$124,532
Real estate held for investment	$31,899	$31,128
MSRs	$745,965	$651,575

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining maturity at March 31, 2018	Contractual balance
(in thousands)
Within 30 days	$1,373,877
Over 30 to 90 days	1,177,854
Over 90 days to 180 days	231,227
Over 180 days to 1 year	441,442
Over one year to two years	185,040
$3,409,440
Weighted average maturity (in months)	3.8

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of March 31, 2018:

Mortgage loans acquired for sale, Mortgage loans, REO and MSRs sold under agreements to repurchase

Counterparty	Amount at risk	Weighted-average maturity	Facility maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$468,728	June 18, 2018	April 27, 2018
Bank of America, N.A.	$10,624	April 14, 2018	May 25, 2018
Citibank, N.A.	$60,502	April 22, 2018	May 1, 2018
JPMorgan Chase & Co.	$36,428	March 14, 2019	March 14, 2019
JPMorgan Chase & Co.	$3,420	May 18, 2018	October 12, 2018
Morgan Stanley	$11,132	June 17, 2018	August 24, 2018
Deutsche Bank	$13,282	June 20, 2018	September 30, 2018

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$46,492	May 2, 2018
JPMorgan Chase & Co.	$8,745	April 8, 2018
Daiwa Capital Markets America Inc.	$18,151	April 20, 2018
Royal Bank of Canada	$7,640	April 16, 2018
Wells Fargo, N.A.	$2,670	April 12, 2018

CRT Agreements sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$51,226	April 16, 2018
Bank of America, N.A.	$27,592	April 16, 2018
BNP Paribas Corporate & Institutional Banking	$18,160	April 9, 2018

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Weighted-average interest rate (1)	2.49%	2.08%
Average balance	$45,561	$64,498
Total interest expense	$314	$366
Maximum daily amount outstanding	$77,407	$97,404

(1)	Excludes the effect of amortization of debt issuance costs of $31,000 for the quarter ended March 31, 2017. There was no amortization of debt issuance costs during the quarter ended March 31, 2018.

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Carrying value:
Amount outstanding	$—	$44,550
Unamortized debt issuance costs	—	(62)
	$—	$44,488
Weighted-average interest rate	—	2.82%
Mortgage loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$—	$47,285

Note 14—Notes Payable

On March 24, 2017, the Company, through PMC and PMH, entered into a second Amended and Restated Loan and Security Agreement with Citibank, N.A., pursuant to which PMC and PMH finance certain MSRs (inclusive of any related excess servicing spread and/or junior excess strips arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Fannie Mae securities (collectively, the “Fannie MSRs”) in an aggregate loan amount not to exceed $400 million, all of which is committed. The note was redeemed and terminated in December 2017.

On March 24, 2017, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Barclays Bank PLC (“Barclays”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $170 million, all of which is committed. The note matured and was repaid on February 1, 2018.

On February 1, 2018, the Company, through PMC and PMH, entered into a Loan and Security Agreement with Credit Suisse First Boston Mortgage Capital LLC (“Credit Suisse”), pursuant to which PMC and PMH may finance certain mortgage servicing rights (inclusive of any related excess servicing spread arising therefrom and that may be transferred from PMC to PMH from time to time) relating to mortgage loans pooled into Freddie Mac securities (collectively, the “Freddie MSRs”), in an aggregate loan amount not to exceed $175 million, all of which is committed. The note matures on February 1, 2020.

Following is a summary of financial information relating to the notes payable:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Weighted-average interest rate (1)	—	5.13%
Average balance	$—	$260,384
Total interest expense	$—	$4,305
Maximum daily amount outstanding	$—	$275,106

(1)	Excludes the effect of amortization of debt issuance costs of $998,000 for the quarter ended March 31, 2018.

	March 31, 2018	December 31, 2017
(dollars in thousands)
Carrying value:
Amount outstanding	$—	$—
Unamortized debt issuance costs	—	—
	$—	$—
Weighted-average interest rate	—	—
MSRs pledged to secure notes payable	$195,721	$180,317

Note 15—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Weighted-average fair value	$297,682	$347,854
Total interest expense	$2,296	$3,409
Weighted-average effective interest rate	3.54%	3.48%

	March 31, 2018	December 31, 2017
	(dollars in thousands)
Fair value	$296,982	$307,419
UPB	$312,730	$316,684
Weighted-average interest rate	3.51%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 16—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of March 31, 2018, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Weighted-average UPB	$250,000	$250,000
Total interest expense	$3,644	$3,627

	March 31, 2018	December 31, 2017
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(2,529)	(2,814)
	$247,471	$247,186

Note 17—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Balance, beginning of quarter	$8,678	$15,350
Provision for losses:
Pursuant to mortgage loan sales	572	673
Reduction in liability due to change in estimate	(1,042)	(4,576)
Recoveries, net	41	—
Balance, end of quarter	$8,249	$11,447
UPB of mortgage loans subject to representations and warranties at end of quarter	$74,554,838	$58,797,849

Note 18—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of March 31, 2018, the Company was not involved in any such proceedings, claims or legal actions that in the Manager’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

March 31, 2018
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,067,009
Commitments to fund Deposits securing CRT agreements (1)	$552,957

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 19—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value
		(in thousands)
A	8.125% fixed-to-floating rate cumulative redeemable preferred, issued March 2017	4,600	$115,000	$3,828	$111,172
B	8.00% fixed-to-floating rate cumulative redeemable preferred, issued July 2017	7,800	195,000	6,465	188,535
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

During March 2017, the Company issued 4.6 million of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”). From, and including, the date of original issuance to, but not including, March 15, 2024, the Company pays cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $0.51 per Series A Preferred Share during the quarter ended March 31, 2018.

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

During July 2017, the Company issued 7.8 million of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares” and, together with the Series A Preferred Shares, the “Preferred Shares”). From, and including, the date of original issuance to, but not including, June 15, 2024, the Company pays cumulative dividends on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $0.50 per Series B Preferred Share for the quarter ended March 31, 2018.

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

The Company pays quarterly cumulative dividends on its Preferred Shares on the 15th day of each March, June, September and December, provided that if any dividend payment date is not a business day, then the dividend that would otherwise be payable on that dividend payment date may be paid on the following business day. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into common shares in connection with a change of control by the holders of the Preferred Shares.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended March 31,
	2018	2017	Cumulative total (1)
	(in thousands)
Common shares repurchased	671	139	14,731
Cost of common shares repurchased	$10,719	$2,307	$216,625

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through March 31, 2018.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 4—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. No reimbursements were made during the quarters ended March 31, 2018, and March 31, 2017.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. No payments were made during the quarters ended March 31, 2018, and March 31, 2017. The Reimbursement Agreement expires on February 1, 2019.

Note 20—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(95,767)	$(55,907)
Hedging activities	33,746	16,258
	(62,021)	(39,649)
Non cash gain:
Receipt of MSRs in mortgage loan sale transactions	66,546	58,688
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(572)	(673)
Reduction in liability due to change in estimate	1,042	4,576
Change in fair value of financial instruments held at end of quarter:
IRLCs	(1,924)	4,945
Mortgage loans	2,851	8,587
Hedging derivatives	(936)	(19,850)
	(9)	(6,318)
Total from non-affiliates	4,986	16,624
From PFSI—cash gain	2,641	2,401
	$7,627	$19,025

Note 21—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$(22,397)	$140
Distressed mortgage loans at fair value	(9,951)	3,216
Mortgage loans held in a VIE at fair value	(5,579)	316
CRT Agreements	22,551	18,587
Asset-backed financing of a VIE at fair value	6,183	(24)
Hedging derivatives	1,460	(4,144)
	(7,733)	18,091
From PFSI—ESS	7,751	(1,370)
	$18	$16,721

Note 22—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Servicing fees (1)	$48,732	$37,281
Ancillary and other fees	1,703	1,224
Effect of MSRs:
Carried at fair value—change in fair value	25,973	(1,993)
Carried at lower of amortized cost or fair value:
Amortization	—	(17,858)
Additions to impairment valuation allowance	—	1,504
Losses on hedging derivatives, net	(20,848)	(8,698)
	5,125	(27,045)
	55,560	11,460
From PFSI—MSR recapture income	595	292
Net mortgage loan servicing fees	$56,155	$11,752
Average servicing portfolio	$73,694,438	$57,927,056

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 23—Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$73	$281
Mortgage-backed securities	8,791	6,772
Mortgage loans acquired for sale at fair value	11,332	11,502
Mortgage loans at fair value:
Distressed	7,899	19,651
Held in a VIE	2,603	3,729
Placement fees relating to custodial funds	4,215	1,071
Deposits securing CRT Agreements	2,031	408
Other	102	39
	37,046	43,453
From PFSI—ESS	3,934	4,647
	40,980	48,100
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	24,507	22,182
Mortgage loan participation purchase and sale agreements	314	366
Notes payable	—	4,305
Asset-backed financings of VIEs at fair value	2,296	3,409
Exchangeable Notes	3,644	3,627
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,594	1,062
Interest on mortgage loan impound deposits	485	423
	32,840	35,374
To PFSI—Assets sold under agreement to repurchase	1,976	1,805
	34,816	37,179
Net interest income	$6,164	$10,921

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended March 31, 2018, the Company included $2.4 million of such incentives as a reduction of Interest expense. The master repurchase agreement has an initial term of six months, renewable for three additional six-month terms at the option of the lender and was renewed for six months on April 18, 2018. There can be no assurance whether the lender will further renew this agreement upon its maturity.

Note 24—Share-Based Compensation Plans

As of March 31, 2018 and December 31, 2017, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Grants:
Restricted share units	129	134
Performance share units	116	126
Total share units granted	245	260
Grant date fair value:
Restricted share units granted	$2,300	$2,281
Performance share units granted	1,542	1,722
Total fair value of share units granted	$3,842	$4,003
Vestings:
Restricted share units	192	153
Performance share units	28	—
Total share units vested	220	153
Forfeitures:
Restricted share units	—	—
Performance share units	—	—
Total share units forfeited	—	—
Compensation expense relating to share-based grants	$899	$1,527

Note 25—Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Common overhead allocation from PFSI	$1,001	$1,434
Technology	378	318
Insurance	305	338
Other	966	1,413
	$2,650	$3,503

Note 26—Income Taxes

The Company’s effective tax rate was 25.5% and (27.1)% for the quarters ended March 31, 2018 and 2017, respectively. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $9.4 million on income of $34.6 million while the Company’s reported consolidated pretax income was $37.8 million for the quarter ended March 31, 2018. For the same periods in 2017, the Company’s TRS recognized tax benefit of $6.6 million on a loss of $14.8 million while the Company’s reported consolidated pretax income was $22.6 million. The relative values between the tax benefit or expense at the TRS and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Note 27—Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended March 31,
	2018	2017
	(in thousands except per share amounts)
Net income	$28,186	$28,737
Dividends on preferred shares	(6,234)	(571)
Effect of participating securities—share-based compensation awards	(202)	(298)
Net income attributable to common shareholders	$21,750	$27,868

Net income attributable to common shareholders	$21,750	$27,868
Interest on Exchangeable Notes, net of income taxes	2,655	2,186
Diluted net income attributable to common shareholders	$24,405	$30,054
Weighted-average basic shares outstanding	60,761	66,719
Dilutive securities:
Shares issuable under share-based compensation plan	647	—
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467
Diluted weighted-average number of shares outstanding	69,875	75,186
Basic earnings per share	$0.36	$0.42
Diluted earnings per share	$0.35	$0.40

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded based on whether the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation, as inclusion of such shares would have been antidilutive:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Shares issuable under share-based compensation plan	—	661

Note 28—Segments

The correspondent production segment includes the Company’s operations aimed at serving as an intermediary between mortgage lenders and the capital markets by purchasing, pooling and reselling newly originated prime credit quality mortgage loans either directly or in the form of mortgage-backed securities. The Credit sensitive investment strategies segment includes investments in distressed mortgage loans, REO, CRT Agreements, non-Agency subordinated bonds and small balance commercial real estate mortgage loans. The Interest rate sensitive strategies segment includes investments in MSRs, ESS, Agency and senior non-Agency MBS and the related interest rate hedging activities. The corporate segment includes certain interest income, management fee and corporate expense amounts.

Financial highlights by operating segment are summarized below:

Quarter ended March 31, 2018	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$7,599	$28	$—	$—	$7,627
Net gain (loss) on investments	—	12,414	(12,396)	—	18
Net mortgage loan servicing fees	—	7	56,148	—	56,155
Net interest income:
Interest income	11,169	10,208	19,428	175	40,980
Interest expense	(6,798)	(10,664)	(17,354)	—	(34,816)
	4,371	(456)	2,074	175	6,164
Other income (loss)	7,073	(1,389)	—	25	5,709
	19,043	10,604	45,826	200	75,673
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	11,944	3,085	7,934	—	22,963
Management fees	—	—	—	5,696	5,696
Other	469	3,913	108	4,686	9,176
	12,413	6,998	8,042	10,382	37,835
Pre-tax income (loss)	$6,630	$3,606	$37,784	$(10,182)	$37,838
Total assets at end of quarter	$1,141,457	$1,485,492	$2,989,692	$173,845	$5,790,486

Quarter ended March 31, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$19,011	$14	$—	$—	$19,025
Net gain (loss) on investments	—	21,994	(5,273)	—	16,721
Net mortgage loan servicing fees	—	14	11,738	—	11,752
Net interest income:
Interest income	11,357	20,321	16,102	320	48,100
Interest expense	(7,901)	(14,272)	(15,006)	—	(37,179)
	3,456	6,049	1,096	320	10,921
Other income (loss)	8,317	(2,268)	—	6	6,055
	30,784	25,803	7,561	326	64,474
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	16,575	4,348	6,133	—	27,056
Management fees	—	—	—	5,008	5,008
Other	1,737	2,028	684	5,353	9,802
	18,312	6,376	6,817	10,361	41,866
Pre-tax income (loss)	$12,472	$19,427	$744	$(10,035)	$22,608
Total assets at end of quarter	$1,292,513	$2,137,531	$2,432,419	$140,483	$6,002,946

Note 29—Supplemental Cash Flow Information

	Quarter ended March 31,
	2018	2017
	(in thousands)
Income tax payments, net of refunds	$—	$31
Interest payments	$32,112	$35,838
Cumulative effect on accumulated deficit of conversion to fair value accounting	$19,713	$—
Non-cash investing activities:
Capitalization of servicing advances pursuant to mortgage loan modifications	$1,677	$6,349
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$904	$1,573
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$16,363	$24,876
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$2,059	$6,644
Receipt of mortgage servicing rights as proceeds from sales of mortgage loans	$66,546	$58,688
Non-cash financing activities:
Recognition of financing premium arising from repurchase agreement derivatives	$2,164	$—
Dividends declared, not paid	$28,818	$31,652

Note 30—Regulatory Capital and Liquidity Requirements

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

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	March 31, 2018
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)				(in thousands)
March 31, 2018	$527,072	$190,654	14%	6%	$72,381	$26,342
December 31, 2017	$487,535	$182,818	12%	6%	$73,252	$25,245

(1)	Calculated in accordance with the Agencies’ requirements.

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

Note 31—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

On April 17, 2018, the Company, through PMC and POP (collectively, the “Sellers”), entered into a master repurchase agreement, by and among Royal Bank of Canada (“RBC”), on the one hand, and the Sellers, on the other hand (the “RBC Repurchase Agreement”), pursuant to which Sellers may sell to, and later repurchase from, RBC newly originated mortgage loans in an aggregate principal amount of up to $100 million.

•

On April 17, 2018, the Company, through PMC, also entered into an amendment (the “Amendment”) to that certain master repurchase agreement, dated as of August 18, 2017, by and among Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”), on the one hand, and PMC, on the other hand (the “DB Repurchase Agreement”), pursuant to which PMC may sell to, and later repurchase from, Deutsche Bank certain residential mortgage loans. The primary purpose of the Amendment was to increase the maximum aggregate principal amount provided for under the DB Repurchase Agreement from $500 million to $750 million.

•

On April 25, 2018,  the Company, through its indirect subsidiary, PMT ISSUER TRUST—FMSR (“FMSR Issuer Trust”), issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended.  The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, payable each month beginning in May 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day. The 2018-FT1 Notes will mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes have been assigned an investment grade rating of BBB- by Kroll Bond Rating Agency and will rank pari passu with the Series 2017-VF1 Notes dated December 20, 2017 (the “FMSR VFN”) issued by FMSR Issuer Trust to PMC and, in turn, pledged by PMC to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and excess servicing spread relating to such MSRs.

•	All agreements to repurchase assets that matured between March 31, 2018 and the date of this Report were extended or renewed.

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

Correspondent Production

Our correspondent production activities serve as the source of our investments in MSRs and CRT Agreements, and are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Sales of mortgage loans acquired for sale:
To nonaffiliates	$5,200,584	$4,858,845
To PennyMac Financial Services, Inc.	9,212,188	10,016,788
	$14,412,772	$14,875,633
Net gain on mortgage loans acquired for sale	$7,627	$19,025
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$2,641	$2,871
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of mortgage loans	$66,546	$58,688
Deposits of cash securing CRT Agreements	$41,789	$15,793
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$70,486	$48,150
To the extent that we purchase mortgage loans that are insured by the U.S. Department of Housing and Urban Development (“HUD”) through the Federal Housing Administration (the “FHA”), or insured or guaranteed by the Veterans Administration (the

“VA”) or U.S. Department of Agriculture (“USDA”), we and PLS have agreed that PLS will fulfill and purchase such mortgage loans, as PLS is a Ginnie Mae-approved issuer and we are not. This arrangement has enabled us to compete with other correspondent aggregators that purchase both government and conventional mortgage loans. We receive a sourcing fee from PLS ranging from two to three and one-half basis points, generally based on the average number of calendar days that mortgage loans are held by us prior to purchase by PLS, on the unpaid principal balance (“UPB”) of each mortgage loan that we sell to PLS.

To the extent that we transfer correspondent production loans into private label securitizations, we retain a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Credit Sensitive Investments

CRT Agreements

We believe that CRT Agreements are a long-term investment that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in credit risk of the government–sponsored entities. We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we redeploy capital from the liquidation of distressed mortgage loans. During the quarter ended March 31, 2018, we made investments in CRT Agreements totaling $41.8 million, and held CRT-related investments (composed of deposits securing CRT Agreements and derivative assets) totaling $726.3 million at March 31, 2018.

Distressed Mortgage Assets

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

We may elect to hold certain real estate acquired in settlement of loans (“REO”) as income-producing properties for extended periods as a means of maximizing our returns on such properties.  In addition to individual loan and property resolutions, we consider bulk sale opportunities from our existing distressed portfolio investments. During the quarter ended March 31, 2018, we did not acquire distressed mortgage loans. During the quarter ended March 31, 2018, we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $305.0 million, including bulk sales totaling $258.2 million in fair value of distressed mortgage loans.

Commercial-Real Estate Mortgage Loans

During the quarter ended March 31, 2018, we acquired $7.3 million at fair value of multifamily mortgage loans. At March 31, 2018, we held $10.2 million at fair value of such mortgage loans and other commercial real estate loans.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter ended March 31, 2018, we received $66.5 million of MSRs as proceeds from sales of mortgage loans acquired for sale. We held $957.0 million of MSRs at fair value at March 31, 2018.

•

REIT-eligible mortgage-backed or mortgage-related securities. During the quarter ended March 31, 2018, we purchased MBS at fair value totaling $500.6 million. We held MBS with fair values totaling $1.4 billion at March 31, 2018.

•

ESS relating to MSRs held by PFSI. During the quarter ended March 31, 2018, we did not purchase any ESS from PFSI. However, pursuant to a recapture agreement with PLS, we received ESS with fair value totaling $904,000. We held ESS with a fair value totaling $236.0 million at March 31, 2018.

Capital Structure

Our board of trustees has authorized a repurchase program under which we may repurchase up to $300 million of our outstanding common shares. During the quarter ended March 31, 2018, we repurchased approximately 671,000 common shares at a cost of $10.7 million. We have repurchased a cumulative total of 14.7 million common shares at a cost of $216.6 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

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

Non-Cash Income

Net investment income includes non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in mortgage loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value and ESS), our MSRs, our derivatives, our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	$66,546	$58,688
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(572)	(673)
Reduction in liability due to change in estimate	1,042	4,576
Change in fair value during the quarter of financial instruments held at quarter end:
IRLCs	(1,924)	4,945
Mortgage loans acquired for sale	2,851	8,587
Hedging derivatives	(936)	(19,850)
	67,007	56,273
Net gain (loss) on investments:
Mortgage-backed securities	(22,397)	140
Mortgage loans:
at fair value	(9,271)	3,216
at fair value held in a variable interest entity	(5,579)	316
ESS	6,921	(1,370)
CRT Agreements	5,355	10,019
Interest-only security payable at fair value	(2,133)	(487)
Asset-backed financing of a VIE	6,183	(24)
	(20,921)	11,810
Net mortgage loan servicing fees—MSR valuation adjustments	52,611	1,536
Net interest income—Capitalization of interest pursuant to mortgage loan modifications	2,180	9,903
	$100,877	$79,522
Net investment income	$75,673	$64,474
Non-cash items as a percentage of net investment income	133%	123%

Cash is generated when mortgage loan investments are paid down, paid off or sold, when payments of principal and interest occur on such mortgage loans or when the property securing the mortgage loan has been sold. We receive proceeds on the sale of mortgage loans acquired for sale that include both cash and our estimate of the fair value of MSRs and we recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions. We receive cash related to MSRs in the form of mortgage loan servicing fees and we pay cash relating to our provision for representations and warranties when we repurchase mortgage loans or settle loss claims from investors. Cash flows relating to hedging instruments are generally produced when the instruments mature or when we effectively cancel the transactions through an offsetting trade. Cash is generated with respect to CRT Agreements through a portion of both the interest payments collected on mortgage loans in the CRT Agreements’ reference pools and the deposits securing the agreements that are released as principal on such mortgage loans is repaid.

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan and REO investments, net gain in fair value that we accumulated over the period during which we owned such investments liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended March 31,
	2018			2017
	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain on liquidation (2)
	(in thousands)
Mortgage loans	$14,508	$1,586	$300	$25,376	$2,980	$387
REO	32,437	(3,821)	1,772	63,201	(4,175)	4,979
	46,945	(2,235)	2,072	88,577	(1,195)	5,366
Distressed mortgage loan sales	258,206	14,531	(980)	73,536	9,573	45
	$305,151	$12,296	$1,092	$162,113	$8,378	$5,411

(1)

Represents valuation gains and losses recognized during the period we held the respective asset, including expected gains or losses upon sale of assets subject to contract of sale, but excludes the gain or loss recorded upon sale or repayment of the respective asset.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $13.3 million and $6.4 million for assets liquidated during the quarters ended March 31, 2018 and 2017, respectively.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Net investment income	$75,673	$64,474
Expenses	37,835	41,866
Provision for (benefit from) income taxes	9,652	(6,129)
Net income	28,186	28,737
Dividends on preferred shares	6,234	571
Net income attributable to common shareholders	$21,952	$28,166
Pre-tax income (loss) by segment:
Correspondent production	$6,630	$12,472
Credit sensitive strategies	3,606	19,427
Interest rate sensitive strategies	37,784	744
Corporate	(10,182)	(10,035)
	$37,838	$22,608
Annualized return on average common shareholders’ equity	7.0%	8.3%
Earnings per common share:
Basic	$0.36	$0.42
Diluted	$0.35	$0.40
Dividends per common share declared & paid	$0.47	$0.47
Per common share closing prices:
During the quarter:
High	$18.03	$17.75
Low	$15.57	$16.37
At quarter end	$18.03	$17.75

	March 31, 2018	December 31, 2017
Total assets (in thousands)	$5,790,486	$5,604,933
Book value per common share	$20.24	$20.13

During the quarter ended March 31, 2018, we recorded net income of $28.2 million, or $0.35 per diluted share. Our net income for the quarter ended March 31, 2018 reflects net mortgage loan servicing fees of $56.2 million, supplemented by net gain on mortgage loans acquired for sale of $7.6 million, mortgage loan origination fees of $7.0 million, net interest income of $6.2 million and net gain on investments of $18,000.

During the quarter ended March 31, 2017, we recorded net income of $28.7 million, or $0.40 per diluted share. Our net income for the quarter ended March 31, 2017 reflects net gain on mortgage loans acquired for sale of $19.0 million, supplemented by net gain on investments of $16.7 million and net interest income of $10.9 million.

Our net income during the quarter ended March 31, 2018, was comparable to the same period in 2017, however the effect of increasing interest rates shifted the sources of our earnings towards our investment in MSRs and away from correspondent production. Rising interest rates also reflected negatively on our investment in MBS, and the fair value of our portfolio of distressed mortgage loans was negatively affected by recent observations of market activities for comparable assets.

Net Investment Income

During the quarter ended March 31, 2018, we recorded net investment income of $75.7 million, comprised primarily of $56.2 million of net loan servicing fees, $7.6 million of net gain on mortgage loans acquired for sale, $7.0 million of mortgage loan origination fees and $6.2 million of net interest income, partially offset by $3.2 million of losses from results of REO.

During the quarter ended March 31, 2017, we recorded net investment income of $64.5 million, comprised primarily of $19.0 million of net gain on mortgage loans acquired for sale, $16.7 million net gain on investments, $11.8 million of net loan servicing fees, $10.9 million of net interest income, and $8.3 million of mortgage loan origination fees, partially offset by $4.2 million of losses from results of REO.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(95,767)	$(55,907)
Hedging activities	33,746	16,258
	(62,021)	(39,649)
Non-cash gain:
Receipt of MSRs in mortgage loan sale transactions	66,546	58,688
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loan sales	(572)	(673)
Reduction in liability due to change in estimate	1,042	4,576
Change in fair value during the quarter of financial instruments held at quarter end:
IRLCs	(1,924)	4,945
Mortgage loans	2,851	8,587
Hedging derivatives	(936)	(19,850)
	(9)	(6,318)
Total from non-affiliates	4,986	16,624
From PFSI─cash gain	2,641	2,401
	$7,627	$19,025
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates	$4,404,895	$5,184,350
Loans acquired for sale to PFSI	9,162,260	9,291,920
	$13,567,155	$14,476,270
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$5,106,242	$4,758,654
UPB	$4,985,348	$4,631,906

	March 31, 2018	December 31, 2017
	(in thousands)
Fair value of mortgage loans acquired for sale held at quarter end:
Conventional mortgage loans	$837,994	$971,910
Government-insured or guaranteed mortgage loans acquired for sale to PFSI	259,673	279,571
Commercial mortgage loans	10,177	9,898
Mortgage loans repurchased pursuant to representations and warranties	7,690	8,136
	$1,115,534	$1,269,515

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The decrease in gain on mortgage loans acquired for sale during the quarter ended March 31, 2018, as compared to the same period in 2017, reflects the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the mortgage marketplace.

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

Following is a summary of the indemnification and repurchase activity and UPB of mortgage loans subject to representations and warranties:

	Quarter ended March 31,
	2018	2017
	(UPB-in thousands)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of quarter	$5,926	$4,856
New indemnifications	—	2,069
Less:
Indemnified mortgage loans repaid or refinanced	555	—
Mortgage loans indemnified by PMT at end of quarter	$5,371	$6,925
Mortgage loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of quarter	$1,145	$645
Repurchase activity:
Mortgage loans repurchased by PMT	$2,830	$4,102
Less:
Mortgage loans repurchased by correspondent sellers	3,167	2,486
Mortgage loans repaid by borrowers	256	1,178
Net mortgage loans repurchased by PMT with losses chargeable to liability for representations and warranties	$(593)	$438
Net recovery credited to liability for representations and warranties	$(41)	$—
At end of quarter:
Mortgage loans subject to representations and warranties	$74,554,838	$58,797,849
Liability for representations and warranties	$8,249	$11,447

During the quarter ended March 31, 2018, we repurchased mortgage loans with UPBs totaling $2.8 million and recognized a net recovery to the liability for representations and warranties totaling $41,000, as compared to repurchases of $4.1 million and no net losses or recovery recorded during the same period in 2017. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect that the level of repurchase activity and associated losses may increase.

The amount of the liability for representations and warranties is difficult to estimate and requires considerable judgment. The level of mortgage loan repurchase losses is dependent on economic factors, investor loss mitigation strategies, our ability to recover any losses inherent in the repurchased mortgage loan from the correspondent seller and other external conditions that may change over the lives of the underlying mortgage loans. We may be required to incur losses related to such representations and warranties for several periods after the mortgage loans are sold or liquidated.

We record adjustments to our recorded liability for losses on representations and warranties as economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us. Such adjustments may be material to our financial position and income in future periods. Adjustments to our liability for representations and warranties are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $1.0 million reduction in liability for representations and warranties during the quarter ended March 31, 2018 due to the effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Mortgage Loan Origination Fees

Mortgage loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The decrease in fees during the quarter ended March 31, 2018, as compared to the same period in 2017, is due to our funding of fewer mortgage loans during the quarter ended March 31, 2018, as compared to the same period in 2017.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$(22,397)	$140
Mortgage loans at fair value:
Distressed	(9,951)	3,216
Held in a VIE	(5,579)	316
CRT Agreements	22,551	18,587
Asset-backed financings of a VIE at fair value	6,183	(24)
Hedging derivatives	1,460	(4,144)
	(7,733)	18,091
From PFSI—ESS	7,751	(1,370)
	$18	$16,721

The decrease in net gain (loss) on investments during the quarter ended March 31, 2018, as compared to 2017, was caused primarily by valuation losses in our portfolios of MBS and mortgage loans at fair value.

Mortgage-Backed Securities

During the quarter ended March 31, 2018, we recognized net valuation losses on MBS of $22.4 million, as compared to net valuation gains of $140,000 for the quarter ended March 31, 2017. The losses we recorded for the quarter ended March 31, 2018 reflect the influence of rising interest rates during 2018, as compared to the same period in 2017.

Mortgage Loans at Fair Value – Distressed

Net (losses) gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Valuation changes:
Performing loans	$(4,169)	$5,970
Nonperforming loans	(5,102)	(3,169)
	(9,271)	2,801
Gain on payoffs	235	415
Gain (loss) on sale	(915)	—
	$(9,951)	$3,216
Average portfolio balance	$738,333	$1,327,421
Interest and fees capitalized	$2,180	$9,903
Number of mortgage loans relating to gain recognized on payoffs	46	81
UPB of mortgage loans relating to gain recognized on payoffs	$15,075	$24,746
Number of mortgage loans relating to gain/(loss) recognized on sales	1,144	373
UPB of mortgage loans relating to gain/(loss) recognized on sales	$351,630	$103,767

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $9.3 million in the quarter ended March 31, 2018, as compared to gains of $2.8 million for the same period in 2017. We recognize estimated gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains and losses on sales represent settlement adjustments realized at the date of sale.

We recognized valuation losses on performing mortgage loans during the quarter ended March 31, 2018 compared to valuation gains during the quarter ended March 31, 2017, due to the negative impact of observed market activity for comparable assets during 2018 as compared to the same period in 2017. Valuation losses on the nonperforming mortgage loans increased as these loans were also negatively impacted by observed market activity for comparable assets in 2018 as compared to the same period in 2017.

During the quarters ended March 31, 2018, and 2017, we continued to reduce our investment in distressed mortgage assets. During these periods we received proceeds from liquidation, payoffs, paydowns and sales from our portfolio of mortgage loans and REO as shown below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Mortgage loans at fair value	$272,714	$98,912
Real estate acquired in settlement	32,437	63,201
	$305,151	$162,113

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB. Loan modifications typically include capitalization of delinquent interest on such mortgage loans.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. The interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter ended March 31, 2018, we capitalized interest totaling $2.2 million, as compared to $9.9 million for the quarter ended March 31, 2017.

Following is a summary of interest capitalized in mortgage loan modifications:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Amount capitalized	$2,180	$9,903
UPB of mortgage loans before interest capitalization	$41,074	$79,870

Our disposition strategy includes identification of the most financially beneficial resolutions. Such resolutions may include modification or sale of the mortgage loan or acquisition of the property securing the distressed mortgage loan. Absent sale of mortgage loans, and unlike liquidation of a defaulted mortgage loan, we expect that recovery of our investment in a performing modified mortgage loan will take place generally over a period of several years, during which we earn and collect interest income on such mortgage loan. Our current expectation is that we will receive cash on modified mortgage loans through monthly borrower payments, payoffs or acquisition of the property securing the mortgage loans and liquidation of the property in the event the borrower subsequently defaults.

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended March 31,
	2018		2017
Modification type (1)	Number of loans	Balance of loans (1)	Number of loans	Balance of loans (1)
	(dollars in thousands)
Rate reduction	99	$29,572	175	$49,930
Term extension	98	$32,662	244	$74,670
Capitalization of interest and fees	138	$41,074	265	$79,870
Principal forbearance	109	$32,989	115	$39,457
Principal reduction	46	$14,778	91	$28,489
Total (2)	138	$41,074	265	$79,870
Defaults of mortgage loans modified in the prior year period		$4,406		$5,242
As a percentage of relevant balance of loans before modification		9%		7%
Defaults during the period of mortgage loans modified since acquisitions (3)		$48,226		$47,860
As a percentage of relevant balance of loans before modification		9%		10%
Repayments and sales of mortgage loans modified in the prior year period		$49,685		$15,339
As a percentage of relevant balance of loans before modification		63%		16%

(1)	Before modification.
(2)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended March 31,
	2018		2017
	Before	After	Before	After
Category	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$298	$321	$301	$333
Remaining term (months)	406	456	353	468
Interest rate	3.60%	2.68%	4.29%	3.04%
Forbeared principal	$38	$49	$24	$31

CRT Agreements

The activity in and balances relating to our CRT Agreements is summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$3,210,478	$1,834,295
Deposits of cash securing CRT Agreements	$41,789	$15,793
Increase in unfunded commitments to fund Deposits securing credit risk transfer agreements resulting from sale of mortgage loans	$70,486	$48,150
Interest earned on Deposits securing CRT Agreements	$2,031	$408
Gains recognized on CRT Agreements included in: Net gain (loss) on investment:
Realized	$19,329	$10,288
Resulting from valuation changes	5,355	10,019
	24,684	20,307
Change in fair value of interest-only security payable at fair value	(2,133)	(1,720)
	$22,551	$18,587
Payments made to settle losses	$828	$149

	March 31, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans subject to Recourse Obligations	$29,726,369	$26,845,392
Carrying value of investments in CRT Agreements (1)	$726,325	$687,507
Commitments to fund Deposits securing CRT agreements	$552,957	$482,471

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to growth in the portfolio of mortgage loans subject to CRT Agreements during 2018 as compared to the same period in 2017 and the effect of growth in our portfolio of mortgage loans subject to CRT Agreements on the cash income we receive, partially offset by observed credit spread increases during 2018 as compared to credit spread decreases during the same period in 2017.  Credit spread changes influence the discount rate applied to our cash flow estimates. Therefore, credit spread increases increase the discount rate we apply to cash flows and have a downward influence on the CRT derivative’s fair value.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $7.8 million for the quarter ended March 31, 2018, as compared to fair value losses of $1.4 million for the quarter ended March 31, 2017. The gain was driven by the positive influence on expected future cash flows of the generally rising interest rates during 2018 compared to the same period in 2017.

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

Net mortgage loan servicing fees are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
From non-affiliates:
Servicing fees (1)	$48,732	$37,281
Ancillary and other fees	1,703	1,224
Effect of MSRs:
Carried at fair value—change in fair value	25,973	(1,993)
Carried at lower of amortized cost or fair value:
Amortization	—	(17,858)
Reduction of impairment valuation allowance	—	1,504
Losses on hedging derivatives, net	(20,848)	(8,698)
	5,125	(27,045)
	55,560	11,460
From PFSI—MSR recapture income	595	292
Net mortgage loan servicing fees	$56,155	$11,752
Average servicing portfolio	$73,694,438	$57,927,056

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net mortgage loan servicing fees increased during the quarter ended March 31, 2018, as compared to the comparable period in 2017 by $44.4 million. The increase in net mortgage loan servicing fees during the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017, was attributable to both recognized increases in the fair value of our investment in MSRs and increased servicing fees arising from growth in our portfolio of mortgage loans serviced for others. The increase in fair value of our MSR portfolio – excluding the change recognized pursuant to the change in accounting principle by which we now carry all MSRs at fair value – was primarily due to the positive effect of the generally increasing interest rate environment on future estimated cash flows relating to the MSRs.

We have entered into an MSR recapture agreement that requires PLS to transfer to us cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. We recognized MSR recapture income during the quarter ended March 31, 2018 of $595,000, as compared to $292,000 for the quarter ended March 31, 2017.

Before January 1, 2018, we identified two classes of MSRs: originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% and MSRs backed by mortgage loans with initial interest rates of more than 4.5%. Our accounting for MSRs was based on the class of MSRs. Originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Originated MSRs backed by mortgage loans with initial interest rates of more than 4.5% were accounted for at fair value with changes in fair value recorded in current period income. Effective January 1, 2018, we carry all currently identified classes of MSRs at fair value.

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	March 31, 2018	December 31, 2017
	(dollars in thousands)
MSRs carried at fair value	$957,013	$91,459
UPB of mortgage loans underlying MSRs carried at fair value	$75,261,574	$8,273,696
MSR carried at lower of amortized cost or fair value:
Amortized cost		$772,870
Valuation allowance		(19,548)
Carrying value		$753,322
Fair value		$772,940
UPB of mortgage loans underlying MSRs carried at lower of amortized cost or fair value:		$63,853,606
Total MSR:
Carrying value		$844,781
Fair value		$864,399
UPB of mortgage loans underlying MSRs	$75,261,574	$72,127,302
Average servicing fee rate (in basis points)
MSRs carried at fair value	25	25
MSRs carried at lower of amortized cost or fair value		25
Average note interest rate:
MSRs carried at fair value	4.0%	4.7%
MSRs carried at lower of amortized cost or fair value		3.9%

Net Interest Income

Net interest income is summarized below:

	Quarter ended March 31, 2018
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$73	$—	$73	$24,653	1.18%
Mortgage-backed securities	9,231	(440)	8,791	1,069,971	3.29%
Mortgage loans acquired for sale at fair value	11,332	—	11,332	1,046,289	4.33%
Mortgage loans:
Distressed	5,763	2,136	7,899	738,333	4.28%
Held by variable interest entity	3,009	(406)	2,603	314,717	3.31%
	8,772	1,730	10,502	1,053,050	3.99%
ESS from PFSI	3,934	—	3,934	239,923	6.56%
Deposits securing CRT Agreements	2,031	—	2,031	601,980	1.35%
Placement fees relating to custodial funds	4,215	—	4,215
Other	102	—	102
	39,690	1,290	40,980	4,035,866	4.06%
Liabilities:
Assets sold under agreements to repurchase (2)	19,703	4,804	24,507	3,077,914	3.18%
Mortgage loan participation purchase and sale agreements	283	31	314	45,561	2.76%
Asset-backed financings of a VIE at fair value	2,635	(339)	2,296	297,682	3.09%
Exchangeable Notes	3,359	285	3,644	250,000	5.83%
Assets sold to PFSI under agreement to repurchase	1,976	—	1,976	142,151	5.56%
	27,956	4,781	32,737	3,813,308	3.43%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,594	—	1,594	—
Interest on mortgage loan impound deposits	485	—	485	—
	30,035	4,781	34,816	3,813,308	3.65%
Net interest income	$9,655	$(3,491)	$6,164
Net interest margin					0.61%
Net interest spread					0.41%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.
(2)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended March 31, 2018, the Company included $2.4 million of such incentives as reductions to Interest expense. The master repurchase agreement had an initial term of six months, renewable for three additional six-month terms at the option of the lender. On April 18, 2018, the lender excised its first renewal option.  There can be no assurance whether the lender will continue to renew this agreement upon its maturity.

	Quarter ended March 31, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$281	$—	$281	$78,357	1.43%
Mortgage-backed securities	8,090	(1,318)	6,772	957,596	2.83%
Mortgage loans acquired for sale at fair value	11,502	—	11,502	1,099,406	4.18%
Mortgage loans:
Distressed	9,748	9,903	19,651	1,327,421	5.92%
Held by variable interest entity	3,430	299	3,729	361,110	4.13%
	13,178	10,202	23,380	1,688,531	5.54%
ESS from PFSI	4,647	—	4,647	285,386	6.51%
Deposits securing CRT Agreements	408	—	408	454,466	0.36%
Placement fees relating to custodial funds	1,071	—	1,071
Other	39	—	39
	39,216	8,884	48,100	4,563,742	4.22%
Liabilities:
Assets sold under agreements to repurchase	19,883	2,299	22,182	3,267,864	2.72%
Mortgage loan participation purchase and sale agreements	335	31	366	64,498	2.27%
Notes payable	3,341	964	4,305	260,384	6.61%
Asset-backed financings of a VIE at fair value	3,022	387	3,409	347,854	3.92%
Exchangeable Notes	3,359	268	3,627	250,000	5.80%
Assets sold to PFSI under agreement to repurchase	1,851	(46)	1,805	150,000	4.81%
	31,791	3,903	35,694	4,340,600	3.29%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,062	—	1,062
Interest on mortgage loan impound deposits	423	—	423
	33,276	3,903	37,179	4,340,600	3.43%
Net interest income	$5,940	$4,981	$10,921
Net interest margin					0.96%
Net interest spread					0.79%

(1)	Amounts in this column represent amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended March 31, 2018
	vs.
	Quarter ended March 31, 2017
	Increase (decrease) due to changes in
			Total
	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$(42)	$(166)	$(208)
Mortgage-backed securities	1,170	849	2,019
Mortgage loans acquired for sale at fair value	397	(567)	(170)
Mortgage loans at fair value:
Distressed	(4,520)	(7,232)	(11,752)
Held by variable interest entity	(684)	(442)	(1,126)
Total mortgage loans	(5,204)	(7,674)	(12,878)
ESS from PFSI	32	(745)	(713)
Interest earned on Deposits securing CRT Agreements	1,452	171	1,623
Placement fees relating to custodial funds	—	3,144	3,144
Other	—	63	63
	(2,195)	(4,925)	(7,120)
Liabilities:
Assets sold under agreements to repurchase	3,670	(1,345)	2,325
Mortgage loan participation purchase and sale agreement	69	(121)	(52)
Asset backed secured financing of VIEs at fair value	(664)	(449)	(1,113)
Exchangeable Notes	17	—	17
Notes payable	—	(4,305)	(4,305)
Assets sold to PFSI under agreement to repurchase	269	(98)	171
	3,361	(6,318)	(2,957)
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	532	532
Interest on mortgage loan impound deposits	—	62	62
	3,361	(5,724)	(2,363)
Net interest income	$(5,556)	$799	$(4,757)

During the quarter ended March 31, 2018, we earned net interest income of $6.2 million, as compared to $10.9 million for the quarter ended March 31, 2017. The decrease in net interest income between quarters was due primarily to a decrease in average investment in distressed mortgage loans, which are our highest yielding assets, and a reduction in the yield of those assets due to declining modification activity.

During the quarter ended March 31, 2018, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $10.5 million, including $2.2 million of interest capitalized pursuant to loan modifications, which compares to $23.4 million, including $9.9 million of interest capitalized pursuant to loan modifications, in the quarter ended March 31, 2017. The decrease in interest income was due to continuing sales and liquidations of our distressed mortgage loans and a reduction in yield on our portfolio caused by reduced capitalization of delinquent interest pursuant to mortgage loan modifications. This reduction was partially offset by the positive effect of rising interest rates and growth in the size of our MSR portfolio on the placement fees we receive relating to the custodial funds we manage relating to our MSR portfolio and to the increase in our CRT deposits and interest we earn relating to our CRT deposits.

At March 31, 2018, approximately 44% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 46% at December 31, 2017. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as the fair values of our distressed mortgage loans are generally at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At March 31, 2018, we held $205.1 million in fair value of nonperforming mortgage loans and $141.5 million in carrying value of REO, as compared to $353.6 million in fair value of nonperforming mortgage loans and $162.9 million in carrying value of REO at December 31, 2017.

During the quarter ended March 31, 2018, we incurred interest expense totaling $34.8 million, as compared to $37.2 million during the quarter ended March 31, 2017. Our interest cost on interest bearing liabilities was 3.43% for the quarter ended March 31, 2018 and 3.29% for the quarter ended March 31, 2017. The decrease in interest expense reflects the decrease in size of our average balance sheet during 2018 as compared to the same period in 2017, compounded by $2.4 million in incentives that we received during 2018 relating to our financing of mortgage loans that satisfy certain consumer relief characteristics.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter ended March 31, 2018, we recorded net losses of $3.2 million, as compared to $4.2 million for the same period in 2017, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Proceeds from sales of REO	$32,437	$63,224
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(5,359)	(8,175)
Gain on sale, net	2,133	3,929
	$(3,226)	$(4,246)
Number of properties sold	224	294
Average carrying value of REO	$153,653	$252,996
At quarter end:
Carrying value	$141,506	$224,831
Number of properties	487	911

Losses from REOs during the quarter ended March 31, 2018, decreased from the same period in 2017. The decrease in losses from REOs during the quarter ended March 31, 2018, as compared to the same period in 2017, was due primarily to the smaller overall REO portfolio during 2018 as compared to the same period in 2017.

Expenses

Our expenses are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	$11,944	$16,570
Mortgage loan servicing fees	11,019	10,486
Management fees	5,696	5,008
Mortgage loan collection and liquidation	2,229	354
Real estate held for investment	1,438	1,088
Professional services	1,319	1,453
Compensation	1,268	1,892
Mortgage loan origination	272	1,512
Other	2,650	3,503
	$37,835	$41,866

Expenses decreased $4.0 million, or 10%, during the quarter ended March 31, 2018, as compared to the same period in 2017, primarily due to decreased fulfillment fees during the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017, reflecting a lower average fulfillment fee rate charged to us by PFSI.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended March 31,
	2018	2017
	(dollars in thousands)
Fulfillment fee expense	$11,944	$16,570
UPB of mortgage loans fulfilled by PLS	$4,225,631	$4,631,906
Average fulfillment fee rate (in basis points)	28	36

The decrease in loan fulfillment fees of $4.6 million during the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017, is primarily due to a decrease in the average fulfillment fee rate charged by PFSI due to reductions in the fulfillment fee following an amendment of the mortgage banking services agreement with PFSI in September 2016.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$56	$65
Activity-based	122	143
	178	208
Mortgage loans at fair value:
Distressed mortgage loans:
Base	1,005	1,958
Activity-based	2,080	2,390
	3,085	4,348
Mortgage loans held in VIE:
Base	34	31
Activity-based	—	—
	34	31
MSRs:
Base	7,615	5,806
Activity-based	107	93
	7,722	5,899
	$11,019	$10,486
Average investment in:
Mortgage loans acquired for sale at fair value	$1,046,289	$1,099,406
Mortgage loans at fair value:
Distressed mortgage loans	$738,333	$1,327,421
Mortgage loans held in a VIE	$314,717	$361,110
Average mortgage loan servicing portfolio	$73,694,438	$57,927,056

Mortgage loan servicing fees increased by $533,000 during the quarter ended March 31, 2018, as compared to the same period in 2017. The increase in mortgage loan servicing fees was primarily due to the increase in servicing fees resulting from the ongoing growth of our MSR portfolio. This increase was partially offset by the decrease in mortgage loan servicing fees due to reductions in the distressed mortgage loan portfolio resulting from continuing loan sales and liquidations through the first quarter of 2018. Servicing fee rates relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the higher cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans have a much more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Base	$5,696	$5,008
Performance incentive	—	—
	$5,696	$5,008
Average shareholders' equity amounts used to calculate management fee expense	$1,539,900	$1,353,898

Management fees increased by $0.7 million during the quarter ended March 31, 2018, as compared to the same period in 2017, primarily due to increases in our shareholders’ equity arising from our issuances of preferred shares of beneficial interest during 2017. We did not incur a performance incentive fee, which is based on our profitability in relation to our common shareholders’ equity, during the quarter ended March 31, 2018, or the same period in 2017.

Compensation

Compensation expense decreased $624,000 during the quarter ended March 31, 2018, as compared to the same period in 2017. The reduction reflects reduced performance expectations relating to the performance-based restricted share unit awards outstanding during the quarter ended March 31, 2018.

Real estate held for investment

Expenses of real estate held for investment increased by $350,000 in the quarter ended March 31, 2018, as compared to the quarter ended March 31, 2017, due to growth in our portfolio of investment properties.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses increased $1.9 million during the quarter ended March 31, 2018, as compared to the same period in 2017, due to increased collection costs relating to our remaining portfolio of distressed mortgage loans.

Other Expenses

Other expenses are summarized below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Common overhead allocation from PFSI	$1,001	$1,434
Insurance	305	338
Technology	378	318
Other	966	1,413
	$2,650	$3,503

Other expenses decreased during the quarter ended March 31, 2018, as compared to the same period in 2017, by $853,000 primarily due to the reduction in common overhead allocation from PFSI.

Income Taxes

We have elected to treat PMC as a taxable REIT subsidiary (“TRS”). Income from a TRS is only included as a component of REIT taxable income to the extent that the TRS makes dividend distributions of income to us.  A TRS is subject to corporate federal and state income tax. Accordingly, a provision for income taxes for PMC is included in the accompanying consolidated statements of operations.

Our effective tax rate was 25.5% and (27.1)% for the quarters ended March 31, 2018 and 2017, respectively. Our TRS recognized a tax expense of $9.4 million on income of $34.6 million while our reported consolidated pretax income was $37.8 million for the quarter ended March 31, 2018. For the same periods in 2017, the TRS recognized tax benefit of $6.6 million on a loss of $14.8 million while our reported consolidated pretax income was $22.6 million. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

In general, cash dividends declared by the Company will be considered ordinary income to the shareholders for income tax purposes. Some portion of the dividends may be characterized as capital gain distributions or a return of capital. For tax years beginning after December 31, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Act”) (subject to certain limitations) provides a 20% deduction from taxable income for ordinary REIT dividends.

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	March 31,	December 31,
	2018	2017
	(in thousands)
Assets
Cash	$102,167	$77,647
Investments:
Short-term investments	71,044	18,398
Mortgage-backed securities	1,436,456	989,461
Mortgage loans acquired for sale at fair value	1,115,534	1,269,515
Mortgage loans at fair value	779,489	1,089,473
ESS	236,002	236,534
Derivative assets	122,518	113,881
Real estate acquired in settlement of loans	141,506	162,865
Real estate held for investment	45,790	44,224
MSRs	957,013	844,781
Deposits securing CRT Agreements	622,330	588,867
	5,527,682	5,357,999
Other	160,637	169,287
Total assets	$5,790,486	$5,604,933
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreements	$3,408,283	$3,225,374
Asset-backed financing of a VIE at fair value	296,982	307,419
Exchangeable Notes	247,471	247,186
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	142,938	144,128
Interest-only security payable at fair value	7,796	7,070
	4,103,470	3,931,177
Other	144,758	129,171
Total liabilities	4,248,228	4,060,348
Shareholders’ equity	1,542,258	1,544,585
Total liabilities and shareholders’ equity	$5,790,486	$5,604,933

Total assets increased by approximately $185.6 million, or 3%, during the period from December 31, 2017 through March 31, 2018, primarily due to a $447.0 million increase in MBS, a $112.2 million increase in MSRs and a $33.5 million increase in deposits securing CRT Agreements. These increases were partially offset by a $310.0 million decrease in mortgage loans at fair value, a $154.0 million decrease in mortgage loans acquired for sale at fair value, a $77.2 million decrease in cash and short-term investments and a $21.4 million reduction in REO.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed	$9,189,632	$9,716,000
Agency-eligible	5,106,242	4,758,654
Commercial mortgage loans	7,263	21,105
	$14,303,137	$14,495,759

During the quarter ended March 31, 2018, we purchased for sale $14.3 billion in fair value of correspondent production loans as compared to $14.5 billion in fair value of correspondent production loans during the quarter ended March 31, 2017. Our ability to maintain the level of correspondent production in an increasing interest rate environment reflects the continuing expansion of our correspondent seller network along with the efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

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

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Interest rate sensitive assets:
MBS	$500,573	$251,872
ESS received pursuant to a recapture agreement	904	1,573
MSRs received in mortgage loan sales and purchases of MSRs	66,546	58,688
Credit sensitive assets:
Deposits relating to CRT Agreements	41,789	15,793
Additional commitments to fund deposits securing CRT Agreements	70,486	48,150
	$680,298	$376,076

Our acquisitions during the quarters ended March 31, 2018, and 2017, were financed through the use of a combination of proceeds from liquidations of existing investments, proceeds from equity issuances and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	March 31, 2018					December 31, 2017
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$1,049,722	$1,044,176	8.5	3.5%	3.4%	$796,853	$774,473	7.0	3.5%	3.0%
Freddie Mac	386,734	382,068	8.4	3.7%	3.5%	192,608	187,127	7.7	3.5%	3.0%
	$1,436,456	$1,426,244				$989,461	$961,600

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the fair value of the underlying real estate collateral is summarized below:

	March 31, 2018		December 31, 2017
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$263,263	$414,578	$414,785	$617,050
Nonperforming loans	205,124	358,099	353,648	597,227
	$468,387	$772,677	$768,433	$1,214,277

The collateral values presented above do not represent our assessment of the amount of future cash flows to be realized from the mortgage loans and/or underlying collateral. Future cash flows will be influenced by, among other considerations, our asset disposition strategies with respect to individual loans and the timing of such dispositions, the costs and expenses we incur in the disposition process, changes in borrower performance and the underlying collateral values. Ultimate realization in a disposition of these assets will be net of any servicing advances carried on the balance sheet in relation to these investments.

The collateral values summarized above are estimated and may change over time due to various factors including our level of access to the properties securing the mortgage loans, changes in the real estate market or the condition of individual properties. The collateral values presented do not include any costs that would typically be incurred in obtaining the property in settlement of the mortgage loan, readying the property for sale, holding the property while it is being marketed or in the sale of a property.

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

Following is a summary of the distribution of our portfolio of distressed mortgage loans at fair value:

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$102,605	39%	3.78%	$78,237	38%	5.01%	$186,929	45%	3.61%	$130,860	37%	4.96%
Interest rate step-up	137,451	52%	2.27%	32,235	16%	2.07%	189,724	46%	2.32%	51,112	14%	2.19%
ARM/Hybrid	23,207	9%	4.21%	94,652	46%	5.27%	38,132	9%	4.05%	171,676	49%	5.26%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$262,541	100%	2.99%	$204,971	100%	4.54%	$413,928	100%	3.04%	$353,431	100%	4.62%
2nd lien	722	0%	3.85%	153	0%	7.36%	857	0%	3.90%	217	0%	7.49%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$187,855	72%	3.09%	$112,296	55%	4.46%	$298,468	72%	3.14%	$190,815	54%	4.50%
Investment property	74,663	28%	2.76%	92,828	45%	4.65%	115,163	28%	2.80%	162,697	46%	4.76%
Other	745	0%	3.96%	—	0%	—	1,154	0%	3.33%	136	0%	3.00%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
12 - 35 months	$41	0%	2.48%	$—	0%	—	$138	0%	2.71%	$—	0%	—
36 - 59 months	424	0%	4.61%	91	0%	1.92%	528	0%	4.70%	118	0%	2.02%
60 months or more	262,798	100%	2.99%	205,033	100%	4.54%	414,119	100%	3.04%	353,530	100%	4.62%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$72,585	27%	3.26%	$39,105	19%	4.10%	$108,762	26%	3.29%	$70,228	20%	4.20%
600-649	62,257	24%	2.93%	40,388	20%	4.18%	99,428	24%	3.00%	63,524	18%	4.13%
650-699	67,778	26%	2.90%	66,956	32%	4.66%	106,196	26%	2.93%	114,280	32%	4.69%
700-749	46,977	18%	2.81%	42,887	21%	5.14%	77,324	19%	2.85%	80,411	23%	5.24%
750 or greater	13,666	5%	2.98%	15,788	8%	4.59%	23,075	5%	3.14%	25,205	7%	4.93%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$92,781	35%	3.81%	$78,694	38%	5.03%	$139,408	33%	3.80%	$136,994	39%	5.08%
80% - 99.99%	66,747	26%	2.97%	52,772	26%	4.76%	107,121	26%	3.12%	94,538	27%	4.90%
100% - 119.99%	47,919	18%	2.69%	37,202	18%	4.66%	74,182	18%	2.86%	58,330	16%	4.45%
120% or greater	55,816	21%	2.36%	36,456	18%	3.78%	94,074	23%	2.35%	63,786	18%	4.01%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
New York	$40,460	15%	2.69%	$65,093	32%	5.21%	$69,401	17%	2.61%	$104,667	30%	5.25%
California	55,026	21%	2.99%	28,684	14%	4.04%	92,435	22%	3.06%	44,856	13%	3.91%
New Jersey	24,242	9%	2.44%	17,271	8%	4.00%	38,689	9%	2.55%	33,857	10%	4.36%
Florida	15,360	6%	2.74%	21,195	10%	4.53%	20,273	5%	2.71%	40,518	11%	4.76%
Massachusetts	13,151	5%	2.48%	11,523	6%	4.60%	19,355	5%	2.75%	23,039	6%	4.20%
Maryland	12,816	5%	2.70%	7,171	3%	4.20%	21,424	5%	2.99%	10,159	3%	4.06%
Other	102,208	39%	3.61%	54,187	27%	4.05%	153,208	37%	3.61%	96,552	27%	4.19%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

	March 31, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$184,799	70%	2.97%	$—	0%	—	$267,507	65%	2.99%	$—	0%	—
30 days delinquent	58,891	22%	3.06%	—	0%	—	105,101	25%	3.22%	—	0%	—
60 days delinquent	19,573	8%	3.03%	—	0%	—	42,177	10%	2.91%	—	0%	—
90 days or more delinquent	—	0%	—	97,971	48%	3.93%	—	0%	—	166,749	47%	3.97%
In foreclosure	—	0%	—	107,153	52%	5.15%	—	0%	—	186,899	53%	5.24%
	$263,263	100%	2.99%	$205,124	100%	4.54%	$414,785	100%	3.04%	$353,648	100%	4.62%

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	March 31, 2018	December 31, 2017
Discount rate
Range	3.2% – 15.0%	2.9% – 15.0%
Weighted average	6.7%	6.9%
Twelve-month projected housing price index change
Range	2.2% – 3.3%	3.6% – 4.6%
Weighted average	3.1%	4.4%
Prepayment speed (1)
Range	3.1% – 6.6%	3.2% – 11.0%
Weighted average	4.2%	4.2%
Total prepayment speed (2)
Range	10.6% – 22.8%	10.8% – 23.8%
Weighted average	16.2%	16.5%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rates (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased slightly from 6.9% at December 31, 2017 to 6.7% at March 31, 2018 due to shifting characteristics of the portfolio given liquidations and loan sales in the period and increased projections of costs relating to liquidation and loan-related foreclosure litigation on the remaining population of non-performing loans.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value decreased from 4.4% at December 31, 2017 to 3.1% at March 31, 2018, due to lower near-term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased slightly from 16.5% at December 31, 2017 to 16.2% at March 31, 2018 due to our projections of longer liquidation periods for certain of our mortgage loans.

Credit Risk Transfer Agreements

Following is a summary of our CRT Agreements:

	March 31, 2018	December 31, 2017
	(in thousands)
Carrying value of CRT Agreements:
Derivative assets	$103,995	$98,640
Deposits securing CRT agreements	622,330	588,867
Interest-only security payable at fair value	(7,796)	(7,070)
	$718,529	$680,437
UPB of mortgage loans subject to credit guarantee obligations	$29,726,369	$26,845,392
Delinquency status (in UPB):
Current	$29,456,524	$26,540,953
30—89 days delinquent	$130,583	$179,144
90—180 days delinquent	$90,418	$101,114
180 or more days delinquent	$26,343	$5,146
Foreclosure	$8,335	$5,463
Bankruptcy	$14,166	$13,572

Approximately $101 million in UPB of mortgage loans delinquent 90 or more days at December 31, 2017, are secured by properties in areas affected by hurricanes that adversely impacted the Gulf Coast states during 2017.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	March 31, 2018		December 31, 2017
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$115,312	81%	$131,576	81%
Condominium/Townhome/Co-op	13,180	9%	16,771	10%
Planned unit development	12,806	9%	14,311	9%
5+ dwelling units	208	0%	207	0%
	$141,506	100%	$162,865	100%

	March 31, 2018		December 31, 2017
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New Jersey	$36,184	25%	$42,795	26%
New York	29,494	21%	34,107	21%
California	15,376	11%	17,777	11%
Florida	12,512	9%	15,740	10%
Massachusetts	8,095	6%	6,838	4%
Illinois	7,259	5%	8,539	5%
Other	32,586	23%	37,069	23%
	$141,506	100%	$162,865	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$310.2	$90.2	$330.8	$81.7	$37.9	$10.1	$439.0	$119.7
Pool factor (1)	1.00	0.29	1.00	0.25	1.00	0.27	1.00	0.27
Collection status:
Delinquency
Current	1.8%	26.7%	1.6%	24.9%	0.7%	36.9%	6.2%	13.1%
30 days	0.3%	7.2%	1.6%	10.5%	0.6%	7.3%	0.7%	4.9%
60 days	0.1%	2.6%	7.1%	5.5%	1.4%	9.9%	0.7%	1.6%
over 90 days	66.7%	17.8%	52.7%	13.4%	59.0%	21.8%	37.5%	22.4%
In foreclosure	31.1%	19.0%	36.9%	17.7%	38.2%	9.2%	53.8%	22.4%
REO	—	26.6%	—	28.0%	—	14.8%	1.1%	35.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$507.3	$126.3	$929.5	$159.3	$397.3	$70.2	$366.2	$41.9
Pool factor (1)	1.00	0.25	1.00	0.17	1.00	0.18	1.00	0.11
Collection status:
Delinquency
Current	1.4%	21.2%	0.8%	21.8%	4.8%	35.3%	1.6%	37.8%
30 days	0.2%	5.1%	0.3%	5.8%	7.4%	10.4%	1.5%	13.6%
60 days	—	2.1%	0.7%	2.8%	7.6%	4.7%	3.5%	6.4%
over 90 days	38.3%	17.7%	58.6%	18.5%	45.3%	13.7%	82.2%	18.1%
In foreclosure	60.0%	24.0%	39.6%	18.8%	34.9%	11.4%	11.2%	5.6%
REO	—	29.8%	—	32.3%	—	24.5%	—	18.6%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$290.3	$36.6	$357.2	$25.5	$402.5	$28.9	$49.0	$6.2
Pool factor (1)	1.00	0.13	1.00	0.07	1.00	0.07	1.00	0.13
Collection status:
Delinquency
Current	3.1%	35.8%	—	18.2%	45.0%	44.0%	0.2%	38.6%
30 days	1.3%	11.7%	—	7.1%	4.0%	13.6%	0.1%	16.9%
60 days	5.4%	7.2%	0.1%	0.3%	4.3%	4.8%	0.2%	3.4%
over 90 days	57.8%	16.6%	49.1%	16.9%	31.3%	13.2%	70.4%	5.3%
In foreclosure	32.4%	10.0%	50.8%	18.1%	15.3%	8.3%	29.0%	—
REO	—	18.8%	—	39.3%	0.1%	16.1%	—	35.8%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	March 31,	At	March 31,	At	March 31,	At	March 31,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$542.6	$23.3	$259.8	$16.5	$515.1	$28.2	$277.8	$10.1
Pool factor (1)	1.00	0.04	1.00	0.06	1.00	0.05	1.00	0.04
Collection status:
Delinquency
Current	0.6%	34.9%	11.5%	29.8%	2.0%	23.0%	5.0%	33.2%
30 days	1.3%	11.0%	6.5%	11.1%	1.9%	12.1%	4.0%	7.4%
60 days	2.0%	1.0%	5.2%	8.2%	3.9%	2.8%	5.1%	3.9%
over 90 days	22.6%	11.9%	31.2%	18.4%	25.9%	13.0%	26.8%	29.8%
In foreclosure	73.0%	15.6%	43.9%	17.8%	66.3%	21.3%	59.1%	7.2%
REO	0.4%	25.5%	1.7%	14.7%	—	27.7%	—	18.4%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	March 31,	At	March 31,	At	March 31,
	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$146.2	$4.0	$195.5	$9.1	$182.7	$8.7
Pool factor (1)	1.00	0.03	1.00	0.05	1.00	0.05
Collection status:
Delinquency
Current	1.2%	30.5%	5.1%	39.9%	6.2%	32.1%
30 days	0.4%	17.0%	2.0%	5.0%	1.6%	16.5%
60 days	1.3%	10.4%	4.1%	4.6%	5.8%	—
over 90 days	38.2%	6.6%	42.8%	16.7%	37.8%	14.2%
In foreclosure	58.9%	21.6%	45.9%	12.5%	46.4%	9.1%
REO	—	14.0%	—	21.3%	2.3%	28.2%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the quarters ended March 31, 2018 and 2017 are summarized below:

	Quarter ended March 31,
	2018	2017	Change
	(in thousands)
Operating activities	$122,487	$395,383	$(272,896)
Investing activities	(227,569)	42,023	(269,592)
Financing activities	129,602	(351,833)	481,435
Net cash flows	$24,520	$85,573	$(61,053)

Our cash flows resulted in a net increase in cash of $24.5 million during the quarter ended March 31, 2018, as discussed below.

Operating activities

Cash provided by operating activities totaled $122.5 million during the quarter ended March 31, 2018, as compared to $395.4 million during the quarter ended March 31, 2017. Cash flows from operating activities primarily reflect cash flows from mortgage loans acquired for sale as shown below:

	Quarter ended March 31,
	2018	2017
	(in thousands)
Operating cash flows from:
Mortgage loans acquired for sale	$104,148	$375,338
Other	18,339	20,045
	$122,487	$395,383

Cash flows from mortgage loans acquired for sale primarily reflect reduction in inventory from the beginning to end of the periods presented.

Investing activities

Net cash used by our investing activities was $227.6 million for the quarter ended March 31, 2018, as compared to cash provided of $42.0 million for the quarter ended March 31, 2017. The decrease in cash flows from investing activities reflects the increase in the level of purchases of MBS during 2018 as compared to the same period in 2017.

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

Financing activities

Net cash provided by financing activities was $129.6 million for the quarter ended March 31, 2018, as compared to net cash used in financing activities of $351.8 million for the quarter ended March 31, 2017. This change reflects the financing obtained to finance growth in our balance sheet during the quarter ended March 31, 2018, as compared to cash used to repay borrowings due to decreasing balance sheet size during the quarter ended March 31, 2017.

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

We do not expect repayments from contractual cash flows from our investments in distressed mortgage loans to be a primary source of liquidity as a substantial portion of such investments are distressed assets that are nonperforming. Our portfolio of distressed mortgage loans was acquired with the expectation that the majority of the cash flows associated with these investments would result from liquidation of the mortgage loan or the property securing the loan, rather than from scheduled principal and interest payments. Our mortgage loans acquired for sale are generally held for fifteen days or less and, therefore, are not expected to generate significant cash flows from principal repayments.

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

As of March 31, 2018 and December 31, 2017, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and CRT Agreement assets with sales under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at date presented, was 2.66 and 2.55 at March 31, 2018 and December 31, 2017, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended March 31,
Assets sold under agreements to repurchase	2018	2017
	(in thousands)
Average balance outstanding	$3,077,914	$3,267,864
Maximum daily balance outstanding	$3,655,250	$4,330,825
Ending balance	$3,409,440	$3,500,190

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $5.7 billion at March 31, 2018.

As discussed above, all of our repurchase agreements, notes payable, and mortgage loan participation purchase and sale agreements have short-term maturities:

•	The transactions relating to mortgage loans and REO under agreements to repurchase generally provide for terms of approximately one year.
•	The transactions relating to mortgage loans under mortgage loan participation purchase and sale agreements provide for terms of approximately one year.
•	The transactions relating to assets under notes payable provide for terms of approximately two year.

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

In addition to the financial covenants imposed upon us and PLS under our debt financing agreements, we and/or PLS, as applicable, are also subject to liquidity and net worth requirements established by FHFA for Agency sellers/servicers and Ginnie Mae for single-family issuers. FHFA and Ginnie Mae have established minimum liquidity and net worth requirements for approved non-depository single-family sellers/servicers in the case of FHFA, and for approved single-family issuers in the case of Ginnie Mae, as summarized below:

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of March 31, 2018, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2018, we had contractual obligations aggregating to $5.9 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent sellers	$1,067,009	$1,067,009	$—	$—	$—
Commitments to fund Deposits securing credit risk transfer agreements	552,957	552,957	—	—	—
Assets sold under agreements to repurchase	3,552,378	3,367,338	185,040	—	—
Long‒term debt	570,526	—	250,000	—	320,526
Interest expense on long term debt (1)	191,039	24,120	40,717	19,416	106,786
Total	$5,933,909	$5,011,424	$475,757	$19,416	$427,312

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE and the Exchangeable Notes.

All debt financing arrangements that matured between March 31, 2018 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of March 31, 2018:

Counterparty	Amount at risk
(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$519,954
Bank of America, N.A.	84,708
Citibank, N.A.	60,502
JPMorgan Chase & Co.	48,593
BNP Paribas Corporate & Institutional Banking	18,160
Daiwa Capital Markets America Inc.	18,151
Morgan Stanley Bank, N.A.	11,132
Deutsche Bank	13,282
Royal Bank of Canada	7,640
Wells Fargo, N.A.	2,670
$784,792

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices, real estate values and other market-based risks. The primary market risks that we are exposed to are real estate risk, credit risk, interest rate risk, prepayment risk, inflation risk and market value risk. Our primary trading asset is our inventory of mortgage loans acquired for sale. We believe that such assets’ fair values respond primarily to changes in the market interest rates for comparable recently-originated mortgage loans. Our other market-risk assets are a substantial portion of our investments and are primarily comprised of distressed mortgage loans, MSRs, CRT Agreements and MBS. We believe that the fair values of MSRs also respond primarily to changes in the market interest rates for comparable mortgage loans. We believe that the fair values of our investment in distressed mortgage loans respond primarily to changes in the fair value of the real estate securing such loans.

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of March 31, 2018, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$1,512,101	$1,488,118	$1,473,380	$1,394,473	$1,372,371	$1,259,334
Change in fair value:
$	$75,645	$51,662	$36,924	$(41,983)	$(64,085)	$(177,122)
%	5.3%	3.6%	2.6%	(2.9)%	(4.5)%	(12.3)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of March 31, 2018, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$427,234	$442,445	$456,104	$479,426	$489,293	$498,177
Change in fair value:
$	$(41,154)	$(25,942)	$(12,283)	$11,039	$20,906	$29,790
%	(8.8)%	(5.5)%	(2.6)%	2.4%	4.5%	6.4%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of March 31, 2018, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$311,568	$311,471	$311,407	$310,752	$310,569	$309,646
Change in fair value:
$	$467	$370	$306	$(349)	$(532)	$(1,455)
%	0.2%	0.1%	0.1%	(0.1)%	(0.2)%	(0.5)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of March 31, 2018, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,019,297	$987,222	$971,894	$942,563	$928,526	$901,628
Change in fair value:
$	$62,284	$30,208	$14,880	$(14,450)	$(28,487)	$(55,385)
%	6.5%	3.2%	1.6%	(1.5)%	(3.0)%	(5.8)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,017,925	$986,379	$971,439	$943,074	$929,597	$903,931
Change in fair value:
$	$60,912	$29,366	$14,426	$(13,939)	$(27,417)	$(53,083)
%	6.4%	3.1%	1.5%	(1.5)%	(2.9)%	(5.6)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$984,863	$970,938	$963,976	$950,051	$943,089	$929,164
Change in fair value:
$	$27,849	$13,925	$6,962	$(6,962)	$(13,925)	$(27,849)
%	2.9%	1.5%	0.7%	(0.7)%	(1.5)%	(2.9)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of March 31, 2018, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$243,968	$239,922	$237,946	$234,088	$232,204	$228,523
Change in fair value:
$	$7,967	$3,920	$1,944	$(1,914)	$(3,798)	$(7,479)
%	3.4%	1.7%	0.8%	(0.8)%	(1.6)%	(3.2)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$257,841	$246,468	$241,128	$231,077	$226,343	$217,403
Change in fair value:
$	$21,839	$10,466	$5,126	$(4,925)	$(9,659)	$(18,599)
%	9.3%	4.4%	2.2%	(2.1)%	(4.1)%	(7.9)%

CRT Agreements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements given several shifts:

Effect on fair value of a change in pricing spread input
Shift in input (in basis points)	Effect on fair value
(in thousands)
25	$(15,186)
50	$(30,099)
100	$(59,131)
(25)	$15,464
(50)	$31,212
(100)	$63,583

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of March 31, 2018, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the quarter ended March 31, 2018.

The following table provides information about our common share repurchases during the quarter ended March 31, 2018:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2018– January 31, 2018	671,484	$15.96	671,484	$83,375
February 1, 2018 – February 28, 2018	—	$—	—	$83,375
March 1, 2018 – March 31, 2018	—	$—	—	$83,375
	671,484	$15.96	671,484	$83,375

(a)

During 2015, our board of trustees authorized a share repurchase program. Under the repurchase program, as amended, we may repurchase up to $300 million of our outstanding common shares. Under the repurchase program, we have discretion to determine the dollar amount of common shares to be repurchased and the timing of any repurchases in compliance with applicable law and regulation. The repurchase program does not have an expiration date. Amounts presented reflect balances as of the end of the applicable period.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

10.1	Loan and Security Agreement, dated as of February 1, 2018, by and among Credit Suisse AG, Cayman Islands Branch, PennyMac Corp., PennyMac Holdings, LLC, and PennyMac Mortgage Investment Trust.	8-K	February 7, 2018

10.2

Amendment No. 3 to Second Amended and Restated Master Repurchase Agreement, dated as of February 1, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, LLC, and PennyMac Mortgage Investment Trust.

		8-K	February 7, 2018

10.3

Amendment No. 1 to Amended and Restated Master Repurchase Agreement, dated as of March 14, 2018, by and among JPMorgan Chase Bank, National Association, PennyMac Corp., PennyMac Operating Partnership, L.P., PennyMac Holdings, LLC, PMC REO Trust 2015-1 and PennyMac Mortgage Investment Trust.

		8-K	March 16, 2018

10.4	Amendment No. 1 to Third Amended and Restated Flow Servicing Agreement, dated as of March 1, 2018, by and among PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.	*

10.5

Amendment Number One to Amended and Restated Master Repurchase Agreement, dated as of March 2, 2018, by and among Citibank, N.A., PennyMac Corp., PennyMac Holdings, LLC and PennyMac Loan Services, LLC.

*

10.6	Amendment Number One to Amended and Restated Master Repurchase Agreement, dated as of March 2, 2018, by and among Citibank, N.A., PennyMac Corp., and PennyMac Loan Services, LLC.	*

10.7	Amendment Number One to Second Amended and Restated Loan and Security Agreement, dated as of March 2, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	*

10.8

Amendment Number Eleven to the Master Repurchase Agreement, dated as of March 20, 2018, by and among PennyMac Corp., PennyMac Operating Partnership, L.P., Morgan Stanley Bank N.A. and Morgan Stanley Mortgage Capital Holdings LLC.

*

10.9	Master Repurchase Agreement, dated as of April 17, 2018, by and among Royal Bank of Canada, PennyMac Operating Partnership, L.P., PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	April 23, 2018

10.10	Guaranty, dated as of April 17, 2018, by PennyMac Mortgage Investment Trust, in favor of Royal Bank of Canada.	8-K	April 23, 2018

10.11	Amendment No. 1 to the Master Repurchase Agreement, dated as of April 17, 2018, by and among Deutsche Bank AG, Cayman Islands Branch and PennyMac Corp.	8-K	April 23, 2018

10.12	Amendment No. 4 to Master Repurchase Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	*

10.13

Amendment No. 14 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

*

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017 (ii) the Consolidated Statements of Income for the quarters ended March 31, 2018 and 2017, (iii) the Consolidated Statements of Changes in Stockholders’ Equity for the quarters ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the quarters ended March 31, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
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

Pennymac Mortgage Investment Trust (Registrant)

Dated: May 7, 2018	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2018	By:	/s/ Andrew S. Chang
Andrew S. Chang
Chief Financial Officer (Principal Financial Officer)