Form 10-Q
period 2018-06-30
PennyMac Mortgage Investment Trust
filed 2018-08-07
CIK 1464423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 6, 2018
Common Shares of Beneficial Interest, $0.01 par value	60,950,754

PENNYMAC MORTGAGE INVESTMENT TRUST

FORM 10-Q

June 30, 2018

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
	2018	2017
	(in thousands, except share information)
ASSETS
Cash	$63,035	$77,647
Short-term investments at fair value	39,484	18,398
Mortgage-backed securities at fair value pledged to creditors	1,698,322	989,461
Mortgage loans acquired for sale at fair value (includes $1,753,825 and $1,249,277 pledged to creditors, respectively)	1,790,518	1,269,515
Mortgage loans at fair value (includes $701,047 and $1,081,893 pledged to creditors, respectively)	749,445	1,089,473
Excess servicing spread purchased from PennyMac Financial Services, Inc. at fair value pledged to secure Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	229,470	236,534
Derivative assets (includes $24,601 and $26,058 pledged to creditors, respectively)	133,239	113,881
Firm commitment to purchase credit risk transfer security at fair value	4,426	—
Real estate acquired in settlement of loans (includes $52,445 and $124,532 pledged to creditors, respectively)	109,271	162,865
Real estate held for investment (includes $25,158 and $31,128 pledged to creditors, respectively)	46,431	44,224
Mortgage servicing rights (includes $1,010,507 and $91,459 at fair value; $994,212 and $831,892 pledged to creditors)	1,010,507	844,781
Servicing advances	53,340	77,158
Deposits securing credit risk transfer agreements (includes $385,227 and $400,778 pledged to creditors, respectively)	651,204	588,867
Due from PennyMac Financial Services, Inc.	4,010	4,154
Other	94,147	87,975
Total assets	$6,676,849	$5,604,933
LIABILITIES
Assets sold under agreements to repurchase	$3,780,204	$3,180,886
Mortgage loan participation purchase and sale agreements	87,751	44,488
Notes payable	445,062	—
Exchangeable senior notes	247,759	247,186
Asset-backed financing of a variable interest entity at fair value	287,719	307,419
Interest-only security payable at fair value	7,652	7,070
Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase	138,582	144,128
Derivative liabilities	3,446	1,306
Accounts payable and accrued liabilities	58,612	64,751
Due to PennyMac Financial Services, Inc.	19,661	27,119
Income taxes payable	47,289	27,317
Liability for losses under representations and warranties	7,625	8,678
Total liabilities	5,131,362	4,060,348

Commitments and contingencies — Note 20

SHAREHOLDERS’ EQUITY
Preferred shares of beneficial interest, $0.01 par value per share, authorized 100,000,000 shares, issued and outstanding 12,400,000 shares, liquidation preference $310,000,000	299,707	299,707
Common shares of beneficial interest—authorized, 500,000,000 common shares of $0.01 par value; issued and outstanding, 60,950,754 and 61,334,087 common shares, respectively	610	613
Additional paid-in capital	1,282,971	1,290,931
Accumulated deficit	(37,801)	(46,666)
Total shareholders’ equity	1,545,487	1,544,585
Total liabilities and shareholders’ equity	$6,676,849	$5,604,933

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Assets and liabilities of consolidated variable interest entities (“VIEs”) included in total assets and liabilities (the assets of each VIE can only be used to settle liabilities of that VIE):

	June 30,	December 31,
	2018	2017
	(in thousands)
ASSETS
Mortgage loans at fair value	$301,972	$321,040
Derivative assets	119,169	98,640
Deposits securing credit risk transfer agreements	651,204	588,867
Other—interest receivable	873	904
	$1,073,218	$1,009,451
LIABILITIES
Asset-backed financing at fair value	$287,719	$307,419
Interest-only security payable at fair value	7,652	7,070
Accounts payable and accrued liabilities—interest payable	873	904
	$296,244	$315,393

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Net investment income
Net gain on mortgage loans acquired for sale:
From nonaffiliates	$6,251	$14,088	$11,237	$30,252
From PennyMac Financial Services, Inc.	2,891	3,204	5,532	6,065
	9,142	17,292	16,769	36,317
Mortgage loan origination fees	8,850	10,467	15,887	18,757
Net gain (loss) on investments:
From nonaffiliates	23,989	33,477	16,256	51,568
From PennyMac Financial Services, Inc.	1,520	(5,885)	9,271	(7,255)
	25,509	27,592	25,527	44,313
Net mortgage loan servicing fees:
From nonaffiliates	27,174	15,463	82,734	26,923
From PennyMac Financial Services, Inc.	412	234	1,007	526
	27,586	15,697	83,741	27,449
Interest income:
From nonaffiliates	48,434	48,020	85,480	91,473
From PennyMac Financial Services, Inc.	3,910	4,366	7,844	9,013
	52,344	52,386	93,324	100,486
Interest expense:
To nonaffiliates	38,167	36,401	71,007	71,775
To PennyMac Financial Services, Inc.	1,898	2,025	3,874	3,830
	40,065	38,426	74,881	75,605
Net interest income	12,279	13,960	18,443	24,881
Results of real estate acquired in settlement of loans	(2,297)	(3,465)	(5,523)	(7,711)
Other	1,922	2,416	3,820	4,427
Net investment income	82,991	83,959	158,664	148,433
Expenses
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	14,559	21,107	26,503	37,677
Mortgage loan servicing fees	9,431	10,099	20,450	20,585
Management fees	5,728	5,638	11,424	10,646
Mortgage loan collection and liquidation	1,923	3,338	4,152	3,692
Professional services	1,757	2,747	3,076	4,200
Mortgage loan origination	1,572	1,993	1,844	3,505
Compensation	2,220	1,959	3,488	3,851
Real estate held for investment	1,301	1,353	2,739	2,441
Other	2,214	3,899	4,864	7,403
Total expenses	40,705	52,133	78,540	94,000
Income before provision for (benefit from) income taxes	42,286	31,826	80,124	54,433
Provision for (benefit from) income taxes	5,861	3,046	15,513	(3,083)
Net income	36,425	28,780	64,611	57,516
Dividends on preferred shares	6,234	2,336	12,468	2,907
Net income attributable to common shareholders	$30,191	$26,444	$52,143	$54,609
Earnings per common share
Basic	$0.49	$0.39	$0.85	$0.81
Diluted	$0.47	$0.38	$0.82	$0.78
Weighted-average common shares outstanding
Basic	60,903	66,761	60,844	66,740
Diluted	69,370	75,228	69,311	75,207
Dividends declared per common share	$0.47	$0.47	$0.94	$0.94

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (UNAUDITED)

	Preferred shares		Common shares
	Number		Number		Additional
	of		of	Par	paid-in	Accumulated
	shares	Amount	shares	value	capital	deficit	Total
	(in thousands, except per share amounts)
Balance at December 31, 2016	—	$—	66,697	$667	$1,377,171	$(26,724)	$1,351,114
Net income	—	—	—	—	—	57,516	57,516
Share-based compensation	—	—	284	2	3,125	—	3,127
Issuance of preferred shares	4,600	115,000	—	—	—	—	115,000
Issuance costs relating to preferred shares	—	(3,828)	—	—	—	—	(3,828)
Dividends:
Common shares ($0.94 per share)	—	—	—	—	—	(63,298)	(63,298)
Preferred shares	—	—	—	—	—	(2,492)	(2,492)
Repurchase of common shares	—	—	(139)	(1)	(2,306)	—	(2,307)
Balance at June 30, 2017	4,600	$111,172	66,842	$668	$1,377,990	$(34,998)	$1,454,832
Balance at December 31, 2017	12,400	$299,707	61,334	$613	$1,290,931	$(46,666)	$1,544,585
Cumulative effect of a change in accounting principle - Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	14,361	14,361
Balance at January 1, 2018	12,400	299,707	61,334	613	1,290,931	(32,305)	1,558,946
Net income	—	—	—	—	—	64,611	64,611
Share-based compensation	—	—	288	3	2,753	—	2,756
Dividends:
Common shares ($0.94 per share)	—	—	—	—	—	(57,635)	(57,635)
Preferred shares	—	—	—	—	—	(12,472)	(12,472)
Repurchase of common shares	—	—	(671)	(6)	(10,713)	—	(10,719)
Balance at June 30, 2018	12,400	$299,707	60,951	$610	$1,282,971	$(37,801)	$1,545,487

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from operating activities
Net income	$64,611	$57,516
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Net gain on mortgage loans acquired for sale at fair value	(16,769)	(36,317)
Net gain on investments	(25,527)	(44,313)
Change in fair value, amortization and impairment of mortgage servicing rights	18,228	52,666
Accrual of interest on excess servicing spread purchased from PennyMac Financial Services, Inc.	(7,844)	(9,013)
Capitalization of interest and fees on mortgage loans at fair value	(4,246)	(20,717)
Amortization of debt issuance premiums and costs, net	(727)	7,004
Accrual of unearned discounts and amortization of premiums on mortgage-backed securities, mortgage loans at fair value, and asset-backed secured financing of a VIE	1,462	3,007
Results of real estate acquired in settlement of loans	5,523	7,711
Share-based compensation expense	2,756	3,127
Purchase of mortgage loans acquired for sale at fair value from nonaffiliates	(29,026,386)	(31,573,356)
Purchase of mortgage loans acquired for sale at fair value from PennyMac Financial Services, Inc.	(1,427,637)	(40,222)
Repurchase of mortgage loans subject to representation and warranties	(5,603)	(6,079)
Sale and repayment of mortgage loans acquired for sale at fair value to nonaffiliates	10,556,931	10,647,450
Sale of mortgage loans acquired for sale to PennyMac Financial Services, Inc.	19,267,316	21,244,194
Settlement of repurchase agreement derivative	2,495	—
Decrease in servicing advances	32,628	4,218
Decrease in due from PennyMac Financial Services, Inc.	14	1,800
(Increase) decrease in other assets	(29,848)	23,970
Decrease in accounts payable and accrued liabilities	(5,812)	(33,496)
(Decrease) increase in due to PennyMac Financial Services, Inc.	(7,458)	1,309
Increase (decrease) in income taxes payable	14,620	(3,274)
Net cash (used in) provided by operating activities	(591,273)	287,185
Cash flows from investing activities
Net (increase) decrease in short-term investments	(21,086)	44,722
Purchase of mortgage-backed securities at fair value	(814,792)	(251,872)
Sale and repayment of mortgage-backed securities at fair value	73,279	52,753
Sale and repayment of mortgage loans at fair value	293,535	175,016
Repayment of excess servicing spread by PennyMac Financial Services, Inc.	24,309	28,910
Net settlement of derivative financial instruments	1,898	288
Sale of real estate acquired in settlement of loans	63,685	101,609
Purchase of mortgage servicing rights	—	(69)
Deposits to credit risk transfer agreements	(77,888)	(57,148)
Distribution from credit risk transfer agreements	57,091	29,923
(Increase) decrease in margin deposits	(9,524)	5,132
Net cash (used in) provided by investing activities	(409,493)	129,264

The accompanying notes are an integral part of these consolidated financial statements.

PENNYMAC MORTGAGE INVESTMENT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended June 30,
	2018	2017
	(in thousands)
Cash flows from financing activities
Sale of assets under agreements to repurchase	37,309,146	37,885,967
Repurchase of assets sold under agreements to repurchase	(36,710,604)	(38,171,465)
Issuance of mortgage loan participation certificates	2,402,527	3,660,014
Repayment of mortgage loan participation certificates	(2,359,327)	(3,647,460)
Advance under notes payable	450,000	—
Repayment of asset-backed financing of a variable interest entity at fair value	(10,431)	(28,934)
Sale of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	2,293	20,000
Repurchase of assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	(7,839)	(135,000)
Payment of debt issuance costs	(8,457)	(7,220)
Issuance of preferred shares	—	115,000
Payment of issuance costs related to preferred shares	—	(3,828)
Payment of dividends to preferred shareholders	(12,472)	(2,492)
Payment of dividends to common shareholders	(57,963)	(63,307)
Repurchase of common shares	(10,719)	(2,307)
Net cash provided by (used in) financing activities	986,154	(381,032)
Net (decrease) increase in cash and restricted cash	(14,612)	35,417
Cash and restricted cash at beginning of period	77,647	34,476
Cash and restricted cash at end of period	$63,035	$69,893

Cash and restricted cash end of period are comprised of the following:
Cash	$63,035	$69,893
Restricted cash	—	—
	$63,035	$69,893

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

Most of the mortgage loans the Company has acquired in its correspondent production activities have been eligible for sale to government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”) or through government agencies such as the Government National Mortgage Association (“Ginnie Mae”). Fannie Mae, Freddie Mac and Ginnie Mae are each referred to as an “Agency” and, collectively, as the “Agencies.”

•

The credit sensitive strategies segment represents the Company’s investments in credit risk transfer agreements (“CRT Agreements”), distressed mortgage loans, real estate acquired in settlement of mortgage loans (“REO”), real estate held for investment, non-Agency subordinated bonds and small balance commercial real estate mortgage loans.

•

The interest rate sensitive strategies segment represents the Company’s investments in mortgage servicing rights (“MSRs”), excess servicing spread purchased from PFSI (“ESS”), Agency and senior non-Agency MBS and the related interest rate hedging activities.

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

Note 2—Basis of Presentation

The accompanying consolidated financial statements have been prepared in compliance with accounting principles generally accepted in the United States (“GAAP”) as codified in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) for interim financial information and with the Securities and Exchange Commission’s instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these financial statements and notes do not include all of the information required by GAAP for complete financial statements. The interim consolidated information should be read together with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (the “Annual Report”).

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

Note 3—Accounting Developments

Accounting Changes

Mortgage Servicing Rights

Effective January 1, 2018, the Company has elected to change the accounting for the classes of MSRs it accounted for using the amortization method through December 31, 2017, to the fair value method as allowed in the Transfers and Servicing topic of the ASC. The Manager determined that a single accounting treatment across all MSRs is consistent with lender valuation under its financing arrangements and simplifies hedging activities. As the result of this change, the Company recorded an adjustment to increase its investment in MSRs by $19.7 million, an increase in its liability for income taxes payable of $5.3 million and in increase in shareholders’ equity of $14.4 million.

Revenue Recognition

As disclosed in Note 33 – Recently Issued Accounting Pronouncements to the consolidated financial statements included in the Annual Report the Manager has concluded that the Company’s revenues are not subject to ASU 2014-09 as they are financial instruments or other contractual rights and obligations accounted for under the Receivables, Investments and Debt and Equity Securities, Transfers and Servicing, Financial Instruments and Derivatives and Hedging topics of the ASC.

Cash Flows

During the six months ended June 30, 2018, the Company adopted FASB Accounting Standards Update 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. Accordingly, the Company retrospectively changed the presentation of its statements of cash flows to conform to the requirements of ASU 2016-18. The adoption of ASU 2016-18 had no effect on previously reported statements of cash flows.

Recently Issued Accounting Pronouncement

On June 20, 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). ASU 2018-07 is intended to reduce cost and complexity and improve financial reporting for nonemployee share-based payments.

ASU 2018-07 expands the scope of the Compensation—Stock Compensation topic of the ASC, which currently provides accounting guidance relating to share-based payments issued to employees, to include share-based payments issued to nonemployees for goods or services. Consequently, under ASU 2018-07, the accounting for share-based payments to nonemployees and employees will be substantially aligned.

The Company issues share-based compensation to certain employees of the Manager. Presently, the Company accounts for share-based payments to employees of the Manager under the guidance of Equity – Equity-Based Payments to Non-Employees topic of the ASC. Under that topic, the measure of cost relating to such grants is established based on the fair value of the shares upon vesting of the share-based awards.  Accordingly, the Manager’s estimate of compensation costs, and by extension periodic expense amounts, fluctuates with movements in the Company’s stock price during the period that expense relating to the grants is being recognized. This guidance is being replaced by ASU 2018-07. As a result of the adoption of ASU 2018-07, the cost of share-based grants made to employees of the Manager will be fixed at the date of the grant for restricted share units issued to employees of the Manager and variable to the extent of changes in performance attainment expectations for performance share units issued to all grantees.

The amendments in this ASU are effective for the Company for the fiscal year ending December 31, 2019, including interim periods within that fiscal year. Upon adoption, the Company will record a cumulative effect adjustment to its accumulated deficit to reflect a change in accumulated compensation cost relating to nonvested restricted share units granted to employees of the Manager from an amount based on the then-current share price to an amount based on the grant date per unit fair value. The actual amount of the cumulative effect adjustment to its accumulated deficit the Company will recognize will be based primarily on the fair value of PMT’s common shares of beneficial interest as of December 31, 2018. However, the Manager does not expect the adjustment will be material to the Company.

Note 4—Concentration of Risks

As discussed in Note 1 — Organization above, PMT’s operations and investing activities are centered in residential mortgage-related assets, including distressed mortgage loans and CRT Agreements.

Distressed Mortgage Loans

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

Most of the distressed mortgage loans and REO has been acquired by the Company in prior years from or through one or more subsidiaries of JPMorgan Chase & Co., Citigroup Inc., and Bank of America Corporation, as presented in the following summary:

	June 30, 2018	December 31, 2017
	(in thousands)
JPMorgan Chase & Co.
Mortgage loans at fair value	$173,985	$315,437
REO	50,702	66,294
	224,687	381,731
Citigroup Inc.
Mortgage loans at fair value	175,382	280,488
REO	13,806	26,702
	189,188	307,190
Bank of America Corporation
Mortgage loans at fair value	82,264	143,969
REO	18,503	27,970
	100,767	171,939
	$514,642	$860,860
Total carrying value of distressed mortgage loans at fair value and REO	$556,744	$931,298

CRT Agreements

As detailed in Note 6 — Loan Sales and Variable Interest Entities, the Company invests in CRT Agreements whereby it sells pools of recently-originated mortgage loans into Fannie Mae-guaranteed securitizations while retaining a portion of the credit risk underlying such mortgage loans (“Recourse Obligations”) either as part of the retention of an interest-only (“IO”) ownership interest in such mortgage loans or by entering into firm commitments to purchase credit risk transfer securities.

The Company’s retention of credit risk subjects it to risks associated with delinquency and foreclosure similar to the risks associated with owning the underlying mortgage loans, and exposes the Company to risk of loss greater than the risks associated with selling the mortgage loans to Fannie Mae without the retention of such credit risk. Further, under agreements that include Recourse

Obligations, the risks associated with delinquency and foreclosure may in some instances be greater than the risks associated with owning the underlying mortgage loans because the structure of certain of the CRT Agreements provides that the Company may be required to realize losses in the event of delinquency or foreclosure even where there is ultimately no loss realized with respect to the underlying loan (e.g., as a result of a borrower’s re-performance). In addition to the risks specific to credit, the Company is exposed to market risk and, as a result of prevailing market conditions or the economy generally, may be required to recognize losses associated with adverse changes to the fair value of the CRT Agreements, the firm commitment to purchase credit risk transfer securities and of the credit risk transfer securities.

Note 5—Transactions with Related Parties

Operating Activities

Correspondent Production Activities

The Company is provided fulfillment and other services by PLS under an amended and restated mortgage banking services agreement.

Pursuant to the terms of the agreement, the monthly fulfillment fee is an amount that shall equal (a) no greater than the product of (i) 0.35% and (ii) the aggregate initial unpaid principal balance (the “Initial UPB”) of all mortgage loans purchased in such month, plus (b) in the case of all mortgage loans other than mortgage loans sold to or securitized through Fannie Mae or Freddie Mac, no greater than the product of (i) 0.50% and (ii) the aggregate Initial UPB of all such mortgage loans sold and securitized in such month; provided however, that no fulfillment fee shall be due or payable to PLS with respect to any mortgage loans underwritten to the Ginnie Mae MBS Guide.

The Company does not hold the Ginnie Mae approval required to issue securities guaranteed by Ginnie Mae MBS and act as a servicer. Accordingly, under the agreement, PLS currently purchases loans saleable in accordance with the Ginnie Mae MBS Guide “as is” and without recourse of any kind from the Company at cost less any administrative fees paid by the correspondent to the Company plus accrued interest and a sourcing fee ranging from two to three and one-half basis points, generally based on the average number of calendar days loans are held by the Company prior to purchase by PLS.

In consideration for the mortgage banking services provided by PLS with respect to the Company’s acquisition of mortgage loans under PLS’s early purchase program, PLS is entitled to fees accruing (i) at a rate equal to $1,500 per annum per early purchase facility administered by PLS, and (ii) in the amount of $35 for each mortgage loan that the Company acquires.

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

Following is a summary of correspondent production activity between the Company and PLS:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage loans fulfillment fees earned by PLS	$14,559	$21,107	$26,503	$37,677
Unpaid principal balance ("UPB") of mortgage loans fulfilled by PLS	$5,396,370	$5,918,027	$9,622,001	$10,549,933

Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$2,891	$3,204	$5,532	$6,065
UPB of mortgage loans sold to PLS	$9,639,495	$10,641,243	$18,487,368	$20,215,960

Early purchase program fees paid to PLS included in Mortgage loan servicing fees	$—	$1	$—	$6
Purchases of mortgage loans acquired for sale from PLS	$646,311	$18,692	$1,427,637	$40,222

Tax service fee paid to PLS included in Other expense	$1,542	$1,891	$2,750	$3,269

	June 30, 2018	December 31, 2017
	(in thousands)
Mortgage loans included in Mortgage loans acquired for sale at fair value pending sale to PLS	$162,856	$279,571

Mortgage Loan Servicing Activities

The Company, through its Operating Partnership, has an amended and restated mortgage loan servicing agreement with PLS dated as of September 12, 2016. The servicing agreement provides for servicing fees earned by PLS that are based on a percentage of the mortgage loan’s unpaid principal balance or fixed per loan monthly amounts based on the delinquency, bankruptcy and/or foreclosure status of the serviced mortgage loan or the REO. PLS is also entitled to market-based fees and charges including boarding and deboarding fees, liquidation and disposition, assumption, modification and origination fees and a percentage of late charges relating to mortgage loans it services for the Company.

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

•

Except as otherwise provided in the MSR recapture agreement, when PLS effects a refinancing of a mortgage loan on behalf of the Company and not through a third-party lender and the resulting mortgage loan is readily saleable, or PLS originates a loan to facilitate the disposition of an REO, PLS is entitled to receive from the Company market-based fees and compensation consistent with pricing and terms PLS offers unaffiliated parties on a retail basis.

•

PLS is required to provide a range of services and activities significantly greater in scope than the services provided in connection with a customary servicing arrangement because the Company has limited employees and infrastructure. For these services, PLS received a supplemental fee of $25 per month for each distressed whole loan. PLS is entitled to reimbursement for all customary, good faith reasonable and necessary out-of-pocket expenses incurred in the performance of its servicing obligations.

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

Following is a summary of mortgage loan servicing fees earned by PLS and MSR recapture income earned from PLS:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage loans servicing fees:
Mortgage loans acquired for sale at fair value:
Base	$96	$82	$152	$147
Activity-based	149	176	271	319
	245	258	423	466
Mortgage loans at fair value:
Distressed mortgage loans:
Base	709	1,755	1,714	3,713
Activity-based	463	1,767	2,543	4,157
	1,172	3,522	4,257	7,870
Mortgage loans held in VIE:
Base	34	11	68	42
Activity-based	—	—	—	—
	34	11	68	42
MSRs:
Base	7,866	6,176	15,481	11,982
Activity-based	114	132	221	225
	7,980	6,308	15,702	12,207
	$9,431	$10,099	$20,450	$20,585
Average investment in:
Mortgage loans acquired for sale at fair value	$1,495,921	$1,274,817	$1,271,110	$1,174,417
Mortgage loans at fair value:
Distressed mortgage loans	$459,937	$1,199,786	$598,200	$1,264,752
Mortgage loans held in a VIE	$306,672	$352,589	$310,638	$356,271
Average MSR portfolio	$76,806,051	$61,414,348	$75,246,468	$59,710,787
MSR recapture income recognized included in Net mortgage loan servicing fees ‒ from PennyMac Financial Services, Inc.	$412	$234	$1,007	$526

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

•

A performance incentive fee that is calculated quarterly at a defined annualized percentage of the amount by which “net income,” on a rolling four-quarter basis and before deducting the incentive fee, exceeds certain levels of return on “equity.”

The performance incentive fee is equal to the sum of: (a) 10% of the amount by which net income for the quarter exceeds (i) an 8% return on equity plus the high watermark, up to (ii) a 12% return on equity; plus (b) 15% of the amount by which net income for the quarter exceeds (i) a 12% return on equity plus the high watermark, up to (ii) a 16% return on equity; plus (c) 20% of the amount by which net income for the quarter exceeds a 16% return on equity plus the high watermark.

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

The “high watermark” is the quarterly adjustment that reflects the amount by which the net income (stated as a percentage of return on equity) in that quarter exceeds or falls short of the lesser of 8% and the average Fannie Mae 30-year MBS yield (the target yield) for the four quarters then ended. The “high watermark” starts at zero and is adjusted quarterly. If the net income is lower than the target yield, the high watermark is increased by the difference. If the net income is higher than the target yield, the high watermark is reduced by the difference. Each time a performance incentive fee is earned, the high watermark returns to zero. As a result, the threshold amounts required for PCM to earn a performance incentive fee are adjusted cumulatively based on the performance of PMT’s net income over (or under) the target yield, until the net income in excess of the target yield exceeds the then-current cumulative high watermark amount, and a performance incentive fee is earned.

The base management fee and the performance incentive fee are both payable quarterly in arrears. The performance incentive fee may be paid in cash or a combination of cash and the Company’s common shares (subject to a limit of no more than 50% paid in common shares), at the Company’s option.

The management agreement expires on September 12, 2020, subject to automatic renewal for additional 18-month periods, unless terminated earlier in accordance with the terms of the agreement. In the event of termination of the management agreement between the Company and PCM, PCM may be entitled to a termination fee in certain circumstances. The termination fee is equal to three times the sum of (a) the average annual base management fee, and (b) the average annual performance incentive fee earned by PCM, in each case during the 24-month period immediately preceding the date of termination.

Following is a summary of the base management and performance incentive fees payable to PCM recorded by the Company:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Base management	$5,728	$5,334	$11,424	$10,342
Performance incentive	—	304	—	304
	$5,728	$5,638	$11,424	$10,646

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

The Company is required to pay PCM and its affiliates a portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of PCM and its affiliates required for the Company’s and its subsidiaries’ operations. These expenses are allocated based on the ratio of the Company’s and its subsidiaries’ proportion of gross assets compared to all remaining gross assets managed by PCM as calculated at each fiscal quarter end.

Following is a summary of the Company’s reimbursements to PCM and its affiliates for expenses:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Reimbursement of:
Common overhead incurred by PCM and its affiliates	$1,176	$1,593	$2,177	$3,027
Compensation	120	—	240	—
Expenses incurred on the Company’s behalf, net	(514)	398	59	653
	$782	$1,991	$2,476	$3,680
Payments and settlements during the period (1)	$15,957	$16,070	$23,615	$40,463

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

To the extent PLS refinances any of the mortgage loans relating to the ESS the Company has acquired, the Spread Acquisition Agreement also contains recapture provisions requiring that PLS transfer to the Company, at no cost, the ESS relating to a certain percentage of the unpaid principal balance of the newly originated mortgage loans. However, under the Spread Acquisition Agreement, in any month where the transferred ESS relating to newly originated Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the refinanced mortgage loans, PLS is also required to transfer additional ESS or cash in the amount of such shortfall. Similarly, in any month where the transferred ESS relating to modified Ginnie Mae mortgage loans is not equivalent to at least 90% of the product of the excess servicing fee rate and the unpaid principal balance of the modified mortgage loans, the Spread Acquisition Agreement contains provisions that require PLS to transfer additional ESS or cash in the amount of such shortfall. To the extent the fair market value of the aggregate ESS to be transferred for the applicable month is less than $200,000, PLS may, at its option, settle its recapture liability to the Company in cash in an amount equal to such fair market value in lieu of transferring such ESS.

Following is a summary of investing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
ESS:
Received pursuant to a recapture agreement	$580	$1,380	$1,484	$2,953
Repayments	$12,018	$14,278	$24,309	$28,910
Interest income	$3,910	$4,366	$7,844	$9,013
Net gain (loss) included in Net gain (loss) on investments:
Valuation changes	$996	$(7,156)	$7,917	$(9,929)
Recapture income	524	1,271	1,354	2,674
	$1,520	$(5,885)	$9,271	$(7,255)

Financing Activities

PFSI held 75,000 of the Company’s common shares at both June 30, 2018 and December 31, 2017.

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

Conditional Reimbursement of Initial Public Offering (“IPO”) Underwriting Fees

In connection with its IPO, the Company conditionally agreed to reimburse PCM up to $2.9 million for underwriting fees paid to the IPO underwriters by PCM on the Company’s behalf (the “Conditional Reimbursement”). Also in connection with its IPO, the Company agreed to pay the IPO underwriters up to $5.9 million in contingent underwriting fees. There were no reimbursements during the quarter and six months ended June 30, 2018 and 2017.

Following is a summary of financing activities between the Company and PFSI:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest expense	$1,898	$2,025	$3,874	$3,830

	June 30, 2018	December 31, 2017
	(in thousands)
Assets sold to PFSI under agreement to repurchase	$138,582	$144,128
Conditional Reimbursement payable to PFSI included in Accounts payable and accrued liabilities	$870	$870

Amounts Receivable from and Payable to PFSI

Amounts receivable from and payable to PFSI are summarized below:

	June 30, 2018	December 31, 2017
	(in thousands)
Due from PFSI:
MSR recapture receivable	$153	$282
Other	3,857	3,872
	$4,010	$4,154
Due to PFSI:
Management fees	$5,728	$5,901
Fulfillment fees	4,696	346
Allocated expenses and expenses paid by PFSI on PMT’s behalf	3,496	11,542
Mortgage loan servicing fees	3,110	6,583
Correspondent production fees	1,633	1,735
Conditional Reimbursement	870	870
Interest on Assets sold to PFSI under agreement to repurchase	128	142
	$19,661	$27,119

Note 6—Loan Sales and Variable Interest Entities

The Company is a variable interest holder in various special purpose entities that relate to its mortgage loan transfer and, financing activities and credit risk investment. These entities are classified as VIEs for accounting purposes. The Company has distinguished its involvement with VIEs between those VIEs which the Company does not consolidate and those VIEs which the Company consolidates.

Unconsolidated VIEs with Continuing Involvement

The following table summarizes cash flows between the Company and transferees in transfers of mortgage loans that are accounted for as sales where the Company maintains continuing involvement with the mortgage loans:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cash flows:
Proceeds from sales	$5,356,347	$5,788,605	$10,556,931	$10,647,450
Mortgage loan servicing fees received (1)	$48,667	$39,705	$97,399	$76,986

(1)	Net of guarantee fees

The following table summarizes collection status information for mortgage loans that are accounted for as sales for the dates presented:

	June 30, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans outstanding	$77,887,674	$71,639,351
UPB of delinquent mortgage loans:
30-89 days delinquent	$390,763	$532,673
90 or more days delinquent:
Not in foreclosure	$202,127	$280,786
In foreclosure	$30,995	$25,258
UPB of mortgage loans in bankruptcy	$65,072	$52,202
Custodial funds managed by the Company (1)	$1,182,119	$879,321

(1)

Custodial funds include borrower and investor custodial cash accounts relating to mortgage loans serviced under the servicing agreements and are not included on the Company’s consolidated balance sheets. The Company earns placement fees on certain of the custodial funds it manages on behalf of the mortgage loans’ investors, which are included in Interest income in the Company’s consolidated statements of income.

Consolidated VIEs

Credit Risk Transfer Transactions

The Company has entered into mortgage loan sales arrangements pursuant to which it accepts credit risk relating to certain of its mortgage loan sales. These arrangements include CRT Agreements and sales of mortgage loans that include commitments to purchase credit risk transfer securities that absorb credit losses on such mortgage loans.

The Company, through PennyMac Corp. (“PMC”), entered into CRT Agreements with Fannie Mae, pursuant to which PMC, through subsidiary trust entities, sells pools of mortgage loans into Fannie Mae-guaranteed securitizations while retaining the Recourse Obligations as part of the retention of an interest-only ownership interest in such mortgage loans. Transfers of mortgage loans subject to CRT Agreements received sale accounting treatment. The Deposits securing CRT Agreements represent the Company’s maximum contractual exposure to claims under its Recourse Obligations and is the sole source of settlement of losses under the CRT Agreements. Gains and losses on derivatives related to CRT Agreements are included in Net gain (loss) on investments in the consolidated statements of income. The final sales of mortgage loans subject to the CRT Agreements were made during the quarter ended June 30, 2018.

Following is a summary of the CRT Agreements:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
UPB of mortgage loans sold under CRT Agreements	$2,336,499	$3,760,825	$5,546,977	$5,595,121
Deposits securing CRT Agreements	$36,099	$41,355	$77,888	$57,148
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$44,109	$98,722	$114,595	$146,872
Interest earned on Deposits securing CRT Agreements	$3,566	$855	$5,598	$1,264
Gains recognized on CRT Agreements included in Net gain (loss) on investments
Realized	$22,211	$11,361	$41,540	$21,650
Resulting from valuation changes	15,174	27,087	20,529	37,106
	37,385	38,448	62,069	58,756
Change in fair value of Interest-only security payable at fair value	1,111	(5,595)	(1,022)	(7,316)
	$38,496	$32,853	$61,047	$51,440
Payments made to settle losses	$181	$262	$1,009	$411

	June 30, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$31,396,471	$26,845,392
Collection status (in UPB):
Current	$31,163,422	$26,540,953
30—89 days delinquent	$142,504	$179,144
90—180 days delinquent	$35,663	$101,114
180 or more days delinquent	$28,140	$5,146
Foreclosure	$6,804	$5,463
Bankruptcy	$19,938	$13,572
Carrying value of CRT Agreements:
Derivative assets	$119,169	$98,640
Deposits securing CRT agreements	$651,204	$588,867
Interest-only security payable at fair value	$7,652	$7,070
CRT Agreement assets pledged to secure Assets sold under agreements to repurchase:
Deposits securing CRT Agreements	$385,227	$400,778
Derivative assets	$24,601	$26,058
Commitments to fund Deposits securing credit risk transfer agreements	$597,066	$482,471

Effective in June 2018, the Company began selling mortgage loans subject to agreements that require the Company to purchase securities that absorb credit losses on such mortgage loans. The Company has elected to account for the firm commitments to purchase such securities at fair value. The Company recognizes these purchase commitments initially as a component of Gain on sale of mortgage loans; subsequent changes in fair value are recognized in Net gain (loss) on investments.

Following is a summary of activity under these purchase commitments during the quarter and six months ended June 30, 2018:

	Periods ended June 30, 2018
	Quarter	Six months
	(in thousands)
UPB of mortgage loans sold	$1,535,372	$1,535,372
UPB of firm commitment to purchase securities backed by mortgage loans sold	$57,823	$57,823
Fair value of firm commitment recognized in Gain on sale of mortgage loans	$4,426	$4,426

	June 30, 2018
	(in thousands)
UPB of mortgage loans subject to credit guarantee obligations	$1,535,372
Delinquency status (in UPB):
Current	$1,535,372
30—89 days delinquent	$—
90—180 days delinquent	$—
180 or more days delinquent	$—
Foreclosure	$—
Bankruptcy	$—

Jumbo Mortgage Loan Financing

On September 30, 2013, the Company completed a securitization transaction in which PMT Loan Trust 2013-J1, a VIE, issued $537.0 million in UPB of certificates backed by fixed-rate prime jumbo mortgage loans, at a 3.9% weighted yield. The fair value of the certificates retained by the Company was $14.3 million as of June 30, 2018. The Company includes the balance of certificates issued to nonaffiliates in Asset backed financing of a variable interest entity at fair value.

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

Fair Value Accounting Elections

The Manager identified all of the Company’s non-cash financial assets, firm commitment to purchase credit risk transfer securities and MSRs to be accounted for at fair value. The Manager has elected to account for these assets at fair value so such changes in fair value will be reflected in income as they occur and more timely reflect the results of the Company’s performance. Before January 1, 2018, originated MSRs backed by mortgage loans with initial interest rates of less than or equal to 4.5% were accounted for using the amortization method. Beginning January 1, 2018, the Company elected to account for all MSRs at fair value prospectively. The Manager determined that this change makes the accounting treatment for MSRs consistent with lender valuation under financing arrangements and simplifies hedging activities.

The Manager has also identified the Company’s asset-backed financing of a VIE and interest only security payable at fair value to be accounted for at fair value to reflect the generally offsetting changes in fair value of these borrowings to changes in fair value of the assets at fair value collateralizing these financings. For other borrowings, the Manager has determined that historical cost accounting is more appropriate because under this method debt issuance costs are amortized over the term of the debt facility, thereby matching the debt issuance cost to the periods benefiting from the availability of the debt.

Financial Statement Items Measured at Fair Value on a Recurring Basis

Following is a summary of financial statement items that are measured at fair value on a recurring basis:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$39,484	$—	$—	$39,484
Mortgage-backed securities at fair value	—	1,698,322	—	1,698,322
Mortgage loans acquired for sale at fair value	—	1,783,978	6,540	1,790,518
Mortgage loans at fair value	—	301,972	447,473	749,445
Excess servicing spread purchased from PFSI	—	—	229,470	229,470
Firm commitment to purchase credit risk transfer security at fair value	—	—	4,426	4,426
Derivative assets:
Interest rate lock commitments	—	—	3,561	3,561
CRT Agreements	—	—	119,169	119,169
Repurchase agreement derivatives	—	—	6,912	6,912
Forward purchase contracts		5,768	—	5,768
Forward sale contracts	—	696	—	696
MBS put options	—	143	—	143
Call options on interest rate futures	242	—	—	242
Put options on interest rate futures	199	—	—	199
Total derivative assets before netting	441	6,607	129,642	136,690
Netting	—	—	—	(3,451)
Total derivative assets after netting	441	6,607	129,642	133,239
Mortgage servicing rights at fair value	—	—	1,010,507	1,010,507
	$39,925	$3,790,879	$1,828,058	$5,655,411
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$287,719	$—	$287,719
Interest-only security payable at fair value	—	—	7,652	7,652
Derivative liabilities:
Interest rate lock commitments	—	—	754	754
Forward purchase contracts	—	228	—	228
Forward sales contracts	—	7,733	—	7,733
Total derivative liabilities before netting	—	7,961	754	8,715
Netting	—	—	—	(5,269)
Total derivative liabilities after netting	—	7,961	754	3,446
	$—	$295,680	$8,406	$298,817

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Short-term investments	$18,398	$—	$—	$18,398
Mortgage-backed securities at fair value	—	989,461	—	989,461
Mortgage loans acquired for sale at fair value	—	1,261,380	8,135	1,269,515
Mortgage loans at fair value	—	321,040	768,433	1,089,473
Excess servicing spread purchased from PFSI	—	—	236,534	236,534
Derivative assets:
Interest rate lock commitments	—	—	4,859	4,859
CRT Agreements	—	—	98,640	98,640
Repurchase agreement derivatives	—	—	3,748	3,748
Forward purchase contracts	—	4,343	—	4,343
Forward sale contracts	—	387	—	387
MBS put options	—	3,170	—	3,170
Put options on interest rate futures	656	—	—	656
Total derivative assets before netting	656	7,900	107,247	115,803
Netting	—	—	—	(1,922)
Total derivative assets after netting	656	7,900	107,247	113,881
Mortgage servicing rights at fair value	—	—	91,459	91,459
	$19,054	$2,579,781	$1,211,808	$3,808,721
Liabilities:
Asset-backed financing of a VIE at fair value	$—	$307,419	$—	$307,419
Interest-only security payable at fair value	—	—	7,070	7,070
Derivative liabilities:
Interest rate lock commitments	—	—	227	227
Forward purchase contracts	—	248	—	248
Forward sales contracts	—	2,830	—	2,830
Total derivative liabilities before netting	—	3,078	227	3,305
Netting	—	—	—	(1,999)
Total derivative liabilities after netting	—	3,078	227	1,306
	$—	$310,497	$7,297	$315,795

The following is a summary of changes in items measured at fair value on a recurring basis using Level 3 inputs that are significant to the estimation of the fair values of the assets and liabilities at either the beginning or end of the years presented:

	Quarter ended June 30, 2018
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreements	Repurchase agreement derivatives	Firm commitment to purchase CRT security	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2018	$7,690	$468,387	$236,002	$2,709	$103,995	$5,892	$—	$957,013	$1,781,688
Purchases and issuances	2,772	—	—	1,231	—	3,576	—	—	7,579
Repayments and sales	(4,421)	(10,511)	(12,018)	—	(22,211)	(2,487)	—	—	(51,648)
Capitalization of interest	—	2,066	3,910	—	—	—	—	—	5,976
Capitalization of advances	—	1,683	—	—	—	—	—	—	1,683
ESS received pursuant to a recapture agreement with PFSI	—	—	580	—	—	—	—	—	580
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	—	—	4,426	65,408	69,834
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	369	—	—	—	—	—	—	369
Other factors	45	(5,070)	996	(5,105)	37,385	(69)	—	(11,914)	16,268
	45	(4,701)	996	(5,105)	37,385	(69)	—	(11,914)	16,637
Transfers of mortgage loans to REO and real estate held for investment	—	(9,451)	—	—	—	—	—	—	(9,451)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	454	—	—	—	—	—	—	—	454
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	3,972	—	—	—	—	3,972
Balance, June 30, 2018	$6,540	$447,473	$229,470	$2,807	$119,169	$6,912	$4,426	$1,010,507	$1,827,304
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2018	$(93)	$(4,424)	$996	$2,807	$15,174	$—	$—	$(11,914)	$2,546

(1)	For the purpose of this table, the interest rate lock commitment (“IRLC”) asset and liability positions are shown net.
(2)

During the quarter ended June 30, 2018, the Manager identified certain “Level 2” fair value mortgage loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Quarter ended June 30, 2018
Interest-only
security payable
(in thousands)
Liabilities:
Balance, March 31, 2018	$7,796
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	(144)
(144)
Balance, June 30, 2018	$7,652
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2018	$(144)

	Quarter ended June 30, 2017
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, March 31, 2017	$1,229,553	$277,484	$8,721	$25,629	$69,683	$1,611,070
Purchases and issuances	—	—	7,026	—	7	7,033
Repayments and sales	(32,433)	(14,278)	—	(11,361)	—	(58,072)
Capitalization of interest	10,814	4,366	—	—	—	15,180
Capitalization of advances	6,799	—	—	—	—	6,799
ESS received pursuant to a recapture agreement with PFSI	—	1,380	—	—	—	1,380
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	12,334	12,334
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	7,777	—	—	—	—	7,777
Other factors	(6,747)	(7,156)	17,346	38,448	(4,400)	37,491
	1,030	(7,156)	17,346	38,448	(4,400)	45,268
Transfers of mortgage loans to REO and real estate held for investment	(31,143)	—	—	—	—	(31,143)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(32,698)	—	—	(32,698)
Balance, June 30, 2017	$1,184,620	$261,796	$395	$52,716	$77,624	$1,577,151
Changes in fair value recognized during the quarter relating to assets still held at June 30, 2017	$3,037	$(7,156)	$395	$27,087	$(4,400)	$18,963

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Quarter ended June 30, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, March 31, 2017	$4,601
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	—
Other factors	1,976
1,976
Balance, June 30, 2017	$6,577
Changes in fair value recognized during the quarter relating to liability outstanding at June 30, 2017	$1,976

	Six months ended June 30, 2018
	Mortgage loans acquired for sale at fair value	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreements	Repurchase agreement derivatives	Firm commitment to purchase CRT security	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2017	$8,135	$768,433	$236,534	$4,632	$98,640	$3,748	$—	$91,459	$1,211,581
Cumulative effect of a change in accounting principle — Adoption of fair value accounting for mortgage servicing rights	—	—	—	—	—	—	—	773,035	773,035
Balance, January 1, 2018	8,135	768,433	236,534	4,632	98,640	3,748	—	864,494	1,984,616
Purchases and issuances	5,603	—	—	5,839	—	5,740	—	—	17,182
Repayments and sales	(7,960)	(283,024)	(24,309)	—	(41,540)	(2,495)	—	—	(359,328)
Capitalization of interest	—	4,246	7,844	—	—	—	—	—	12,090
Capitalization of advances	—	3,360	—	—	—	—	—	—	3,360
ESS received pursuant to a recapture agreement with PFSI	—	—	1,484	—	—	—	—	—	1,484
Amounts received as proceeds from sales of mortgage loans	—	—	—	—	—	—	4,426	131,954	136,380
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—	2,988	—	—	—	—	—	—	2,988
Other factors	148	(17,639)	7,917	(24,571)	62,069	(81)	—	14,059	41,902
	148	(14,651)	7,917	(24,571)	62,069	(81)	—	14,059	44,890
Transfers of mortgage loans to REO and real estate held for investment	—	(30,891)	—	—	—	—	—	—	(30,891)
Transfers of mortgage loans acquired for sale at fair value from "Level 2" to "Level 3" (2)	614	—	—	—	—	—	—	—	614
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	—	16,907	—	—	—	—	16,907
Balance, June 30, 2018	$6,540	$447,473	$229,470	$2,807	$119,169	$6,912	$4,426	$1,010,507	$1,827,304
Changes in fair value recognized during the period relating to assets still held at June 30, 2018	$(107)	$(12,716)	$7,917	$2,807	$20,529	$77	$—	$14,059	$32,566

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.
(2)

During the six months ended June 30, 2018, the Manager identified certain “Level 2” fair value mortgage loans acquired for sale that were not saleable into the prime mortgage market and therefore transferred them to “Level 3”.

Six months ended June 30, 2018
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2017	$7,070
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	582
582
Balance, June 30, 2018	$7,652
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2018	$582

	Six months ended June 30, 2017
	Mortgage loans at fair value	Excess servicing spread	Interest rate lock commitments (1)	CRT Agreements	Mortgage servicing rights	Total
	(in thousands)
Assets:
Balance, December 31, 2016	$1,354,572	$288,669	$3,777	$15,610	$64,136	$1,726,764
Purchases and issuances	—	—	16,920	—	69	16,989
Repayments and sales	(146,008)	(28,910)	—	(21,650)	—	(196,568)
Capitalization of interest	20,717	9,013	—	—	—	29,730
Capitalization of advances	13,148	—	—	—	—	13,148
ESS received pursuant to a recapture agreement with PFSI	—	2,953	—	—	—	2,953
Servicing received as proceeds from sales of mortgage loans	—	—	—	—	19,812	19,812
Changes in fair value included in income arising from:
Changes in instrument-specific credit risk	13,934	—	—	—	—	13,934
Other factors	(9,688)	(9,929)	28,518	58,756	(6,393)	61,264
	4,246	(9,929)	28,518	58,756	(6,393)	75,198
Transfers of mortgage loans to REO and real estate held for investment	(62,055)	—	—	—	—	(62,055)
Transfers of interest rate lock commitments to mortgage loans acquired for sale	—	—	(48,820)	—	—	(48,820)
Balance, June 30, 2017	$1,184,620	$261,796	$395	$52,716	$77,624	$1,577,151
Changes in fair value recognized during the period relating to assets still held at June 30, 2017	$2,290	$(9,929)	$395	$37,106	$(6,393)	$23,469

(1)	For the purpose of this table, the IRLC asset and liability positions are shown net.

Six months ended June 30, 2017
Interest-only
security payable
(in thousands)
Liabilities:
Balance, December 31, 2016	$4,114
Changes in fair value included in income arising from:
Changes in instrument- specific credit risk	—
Other factors	2,463
2,463
Balance, June 30, 2017	6,577
Changes in fair value recognized during the period relating to liability outstanding at June 30, 2017	$2,463

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

Following are the fair values and related principal amounts due upon maturity of mortgage loans accounted for under the fair value option (including mortgage loans acquired for sale, mortgage loans held in a consolidated VIE, and distressed mortgage loans at fair value):

	June 30, 2018			December 31, 2017
	Fair value	Principal amount due upon maturity	Difference	Fair value	Principal amount due upon maturity	Difference
	(in thousands)
Mortgage loans acquired for sale at fair value:
Current through 89 days delinquent	$1,790,153	$1,741,663	$48,490	$1,268,121	$1,221,125	$46,996
90 or more days delinquent:
Not in foreclosure	365	445	(80)	950	1,120	(170)
In foreclosure	—	—	—	444	496	(52)
	365	445	(80)	1,394	1,616	(222)
	$1,790,518	$1,742,108	$48,410	$1,269,515	$1,222,741	$46,774
Mortgage loans at fair value:
Mortgage loans held in a consolidated VIE:
Current through 89 days delinquent	$301,972	$306,173	$(4,201)	$321,040	$316,684	$4,356
90 or more days delinquent:
Not in foreclosure	—	—	—	—	—	—
In foreclosure	—	—	—	—	—	—
	—	—	—	—	—	—
	301,972	306,173	(4,201)	321,040	316,684	4,356
Distressed mortgage loans at fair value:
Current through 89 days delinquent	263,850	338,578	(74,728)	414,785	519,009	(104,224)
90 or more days delinquent:
Not in foreclosure	92,457	147,688	(55,231)	166,749	257,038	(90,289)
In foreclosure	91,166	132,656	(41,490)	186,899	267,911	(81,012)
	183,623	280,344	(96,721)	353,648	524,949	(171,301)
	447,473	618,922	(171,449)	768,433	1,043,958	(275,525)
	$749,445	$925,095	$(175,650)	$1,089,473	$1,360,642	$(271,169)

Following are the changes in fair value included in current period income by consolidated statement of income line item for financial statement items accounted for under the fair value option:

	Quarter ended June 30, 2018
	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net mortgage loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(8,861)	—	(954)	(9,815)
Mortgage loans acquired for sale at fair value	(4,470)	—	—	—	(4,470)
Mortgage loans at fair value	—	(7,485)	—	2,277	(5,208)
ESS at fair value	—	996	—	3,910	4,906
Firm commitment to purchase credit risk transfer security at fair value	4,426	—	—	—	4,426
MSRs at fair value	—	—	(11,914)	—	(11,914)
	$(44)	$(15,350)	$(11,914)	$5,233	$(22,075)
Liabilities:
Interest-only security payable at fair value	$—	$144	$—	$—	$144
Asset-backed financing of a VIE at fair value	—	2,960	—	(213)	2,747
	$—	$3,104	$—	$(213)	$2,891

	Quarter ended June 30, 2017
	Net gain on mortgage loans acquired for sale	Net gain on investments	Net mortgage loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	4,027	—	(1,478)	2,549
Mortgage loans acquired for sale at fair value	36,746	—	—	—	36,746
Mortgage loans at fair value	—	4,885	—	11,376	16,261
ESS at fair value	—	(7,156)	—	4,366	(2,790)
MSRs at fair value	—	—	(4,400)	—	(4,400)
	$36,746	$1,756	$(4,400)	$14,264	$48,366
Liabilities:
Interest-only security payable at fair value	$—	$(1,976)	$—	$—	$(1,976)
Asset-backed financing of a VIE at fair value	—	(3,399)	—	(685)	(4,084)
	$—	$(5,375)	$—	$(685)	$(6,060)

	Six months ended June 30, 2018
	Net gain on mortgage loans acquired for sale	Net gain (loss) on investments	Net mortgage loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	(31,258)	—	(1,394)	(32,652)
Mortgage loans acquired for sale at fair value	(28,148)	—	—	—	(28,148)
Mortgage loans at fair value	—	(23,013)	—	4,051	(18,962)
ESS at fair value	—	7,917	—	7,844	15,761
Firm commitment to purchase credit risk transfer security at fair value	4,426	—	—	—	4,426
MSRs at fair value	—	—	14,059	—	14,059
	$(23,722)	$(46,354)	$14,059	$10,501	$(45,516)
Liabilities:
Interest-only security payable at fair value	$—	$(582)	$—	$—	$(582)
Asset-backed financing of a VIE at fair value	—	9,142	—	126	9,268
	$—	$8,560	$—	$126	$8,686

	Six months ended June 30, 2017
	Net gain on mortgage loans acquired for sale	Net gain on investments	Net mortgage loan servicing fees	Net interest income	Total
	(in thousands)
Assets:
Short-term investments at fair value	$—	$—	$—	$—	$—
Mortgage-backed securities at fair value	—	4,167	—	(2,796)	1,371
Mortgage loans acquired for sale at fair value	50,904	—	—	—	50,904
Mortgage loans at fair value	—	8,417	—	21,578	29,995
ESS at fair value	—	(9,929)	—	9,013	(916)
MSRs at fair value	—	—	(6,393)	—	(6,393)
	$50,904	$2,655	$(6,393)	$27,795	$74,961
Liabilities:
Interest-only security payable at fair value	$—	$(2,463)	$—	$—	$(2,463)
Asset-backed financing of a VIE at fair value	—	(3,423)	—	(1,072)	(4,495)
	$—	$(5,886)	$—	$(1,072)	$(6,958)
Financial Statement Items Measured at Fair Value on a Nonrecurring Basis

Following is a summary of the carrying value at year end for financial statement items that were re-measured at fair value on a nonrecurring basis during the periods presented:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$41,473	$41,473
	$—	$—	$41,473	$41,473

	December 31, 2017
	Level 1	Level 2	Level 3	Total
	(in thousands)
Real estate acquired in settlement of loans	$—	$—	$71,380	$71,380
MSRs at lower of amortized cost or fair value	—	—	312,995	312,995
	$—	$—	$384,375	$384,375

The following table summarizes the fair value changes recognized during the period on assets held at period end that were remeasured at fair value on a nonrecurring basis:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Real estate asset acquired in settlement of loans	$(3,914)	$(6,303)	$(6,023)	$(11,279)
MSRs at lower of amortized cost or fair value	—	(4,089)	—	(2,585)
	$(3,914)	$(10,392)	$(6,023)	$(13,864)

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

Mortgage Servicing Rights at Lower of Amortized Cost or Fair Value

Before the Company adopted fair value accounting for all of its existing classes of MSRs on January 1, 2018, the Manager evaluated the Company’s MSRs at lower of amortized cost or fair value for impairment with reference to the asset’s fair value. For purposes of performing its MSR impairment evaluation, the Company stratified its MSRs at lower of amortized cost or fair value based on the interest rates borne by the mortgage loans underlying the MSRs. Mortgage loans were grouped into pools with 50 basis point interest rate ranges for fixed-rate mortgage loans with interest rates between 3.0% and 4.5% and a single pool for mortgage loans with interest rates below 3.0%. MSRs relating to adjustable rate mortgage loans with initial interest rates of 4.5% or less were evaluated in a single pool. If the fair value of MSRs in any of the interest rate pools was below the amortized cost of the MSRs, those MSRs were impaired.

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

Fair Value of Financial Instruments Carried at Amortized Cost

Most of the Company’s borrowings are carried at amortized cost. The Company’s Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements, Exchangeable senior notes and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase are classified as “Level 3” fair value liabilities due to the Company’s reliance on unobservable inputs to estimate these instruments’ fair values.

The Manager has concluded that the fair values of Assets sold under agreements to repurchase, Mortgage loan participation purchase and sale agreements and Assets sold to PennyMac Financial Services, Inc. under agreements to repurchase approximate the agreements’ carrying values due to the borrowing agreements’ short terms and variable interest rates. The fair value of the Exchangeable senior notes at June 30, 2018 and December 31, 2017 was $251.2 million and $244.9 million, respectively. The fair value of the Exchangeable senior notes is estimated using a broker indication of fair value.

Valuation Governance

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

With respect to the non-IRLC “Level 3” valuations, the FAV group reports to the Company’s senior management valuation committee, which oversees the valuations. The FAV group monitors the models used for valuation of the Company’s “Level 3” fair value assets and liabilities, including the models’ performance versus actual results, and reports those results to the Company’s senior management valuation committee. The Company’s senior management valuation committee includes the Company’s executive chairman, chief executive, chief financial, chief risk and deputy chief financial officers.

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

Valuation Techniques and Inputs

The following is a description of the techniques and inputs used in estimating the fair values of “Level 2” and “Level 3” fair value assets and liabilities:

Mortgage-Backed Securities

The Company categorizes its current holdings of MBS as “Level 2” fair value assets. Fair value of these MBS is established based on quoted market prices for the Company’s MBS holdings or similar securities. Changes in the fair value of MBS are included in Net gain (loss) on investments in the consolidated statements of income.

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

Following is a quantitative summary of key inputs used in the valuation of the Company’s “Level 3” mortgage loans at fair value:

Key inputs	June 30, 2018	December 31, 2017
Discount rate
Range	2.8% – 15.0%	2.9% – 15.0%
Weighted average	6.5%	6.9%
Twelve-month projected housing price index change
Range	2.9% – 4.2%	3.6% – 4.6%
Weighted average	4.0%	4.4%
Prepayment speed (1)
Range	2.7% – 6.3%	3.2% – 11.0%
Weighted average	4.2%	4.2%
Total prepayment speed (2)
Range	10.4% – 22.5%	10.8% – 23.8%
Weighted average	15.7%	16.5%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rate (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

Changes in the fair value of ESS are included in Net gain (loss) on investments in the consolidated statements of income.

Following are the key inputs used in determining the fair value of ESS:

Key inputs	June 30, 2018	December 31, 2017
UPB of underlying mortgage loans (in thousands)	$25,123,598	$27,217,199
Average servicing fee rate (in basis points)	34	34
Average ESS rate (in basis points)	19	19
Pricing spread (1)
Range	3.4% - 3.9%	3.8% - 4.3%
Weighted average	3.7%	4.1%
Annual total prepayment speed (2)
Range	7.9% - 75.3%	8.4% - 41.4%
Weighted average	9.5%	10.8%
Life (in years)
Range	0.6 - 7.9	1.4 - 7.7
Weighted average	6.9	6.5

(1)

Pricing spread represents a margin that is applied to a reference interest rate’s forward rate curve to develop periodic discount rates. The Company applies a pricing spread to the United States Dollar London Interbank Offered Rate (“LIBOR”) curve for purposes of discounting cash flows relating to ESS.

(2)	Prepayment speed is measured using Life Total CPR.

Firm commitment to purchase credit risk transfer securities

The Company categorizes its firm commitment to purchase credit risk transfer securities as a “Level 3” fair value asset. The fair value of the firm commitment is estimated using a discounted cash flow approach to estimate the fair value of the credit risk transfer security to be purchased related to the loans subject to the commitment. Key inputs into the assessment are the discount rate and the voluntary and involuntary prepayment speeds.

Key inputs	June 30, 2018
Discount rate	7.3%
Voluntary Prepayment speed (1)	11.8%
Involuntary prepayment speed (2)	0.1%

(1)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(2)	Involuntary prepayment speed is measured using Life Involuntary CPR.

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

The significant unobservable inputs used in the fair value measurement of the Company’s IRLCs are the pull-through rate and the MSR component of the Company’s estimate of the fair value of the mortgage loans it has committed to purchase. Significant changes in the pull-through rate or the MSR component of the IRLCs, in isolation, may result in a significant change in the IRLCs’ fair value. The financial effects of changes in these inputs are generally inversely correlated as increasing interest rates have a positive effect on the fair value of the MSR component of IRLC fair value, but also increase the pull-through rate for the mortgage loan principal and interest payment cash flow component that has decreased in fair value. Changes in fair value of IRLCs are included in Net gain on mortgage loans acquired for sale in the consolidated statements of income.

Following is a quantitative summary of key unobservable inputs used in the valuation of IRLCs:

Key inputs	June 30, 2018	December 31, 2017
Pull-through rate
Range	39.7% – 100%	58.0% - 100%
Weighted average	90.4%	90.3%
MSR value expressed as
Servicing fee multiple
Range	2.0 - 6.0	2.1 - 5.8
Weighted average	4.5	4.9
Percentage of UPB
Range	0.6% – 1.9%	0.0% - 2.4%
Weighted average	1.2%	1.3%

CRT Agreements

The Company categorizes CRT derivatives as “Level 3” fair value assets. The fair value of CRT Agreements is established based on whether the aggregation period has been completed and the CRT Agreements have been securitized. For securitized CRT Agreements, fair value is based on indications of fair value provided to the Company by nonaffiliated brokers for the certificates representing the beneficial interest in the deposits securing the CRT Agreements, which include the Recourse Obligations and the IO ownership interest. Together, the Recourse Obligations and the IO ownership comprise the CRT derivative. Fair value of the CRT derivative is derived by deducting the balance of the Deposits securing CRT Agreements from the indication of fair value of the certificates provided by the nonaffiliated brokers. For CRT Agreements that have not been securitized, fair value is estimated by the Manager’s FAV group using a discounted cash flow analysis.

The significant unobservable inputs into the valuation of CRT derivatives are the discount rate and voluntary and involuntary prepayment rates of the reference mortgage loans. Changes in fair value of CRT Agreements are included in Net gain (loss) on investments.

Following is a quantitative summary of key unobservable inputs used in the valuation of CRT Agreements:

Key inputs	June 30, 2018	December 31, 2017
Discount rate
Range	5.8% – 6.8%	5.1% – 6.2%
Weighted average	6.2%	5.6%
Voluntary Prepayment speed (1)
Range	8.4% – 9.8%	12.1% – 15.0%
Weighted average	9.2%	13.0%
Involuntary prepayment speed (2)
Range	0.3% – 0.3%	0.3% – 0.3%
Weighted average	0.3%	0.3%

(1)	Voluntary prepayment speed is measured using Life Voluntary CPR.
(2)	Involuntary prepayment speed is measured using Life Involuntary CPR.

Repurchase Agreement Derivatives

The Company has a master repurchase agreement that includes incentives for financing mortgage loans approved for satisfying certain consumer relief characteristics. These incentives are classified as embedded derivatives for accounting purposes and are reported separate from the repurchase agreements. The Company classifies repurchase agreement derivatives as “Level 3” fair value assets. The significant unobservable input into the valuation of these derivative assets is the Company’s ratio of derivative fair value to outstanding receivable attributable to the time value of money and the expected approval rate of the mortgage loans financed under the master repurchase agreement. The ratio included in the Company’s fair value estimate was 97% at both June 30, 2018, and December 31, 2017.

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

Mortgage Servicing Rights

MSRs are categorized as “Level 3” fair value assets. The Company uses a discounted cash flow approach to estimate the fair value of MSRs. The key inputs used in the estimation of the fair value of MSRs include prepayment and default rates of the underlying mortgage loans, the applicable pricing spread and annual per-loan cost to service mortgage loans, all of which are unobservable. Significant changes to any of those inputs in isolation could result in a significant change in the MSR fair value measurement. Changes in these key inputs are not necessarily directly related. Recognized changes in the fair value of MSRs are included in Net mortgage loan servicing fees in the consolidated statements of income.

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

Following are the key inputs used in determining the fair value of MSRs at the time of initial recognition:

	Quarter ended June 30,
	2018	2017
	Fair value	Fair value	Amortized cost
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$65,408	$12,334	$53,501
Key inputs
UPB of underlying mortgage loans	$5,282,564	$1,157,902	$4,477,209
Weighted-average annual servicing fee rate (in basis points)	26	25	25
Pricing spread (1)
Range	7.3% – 12.3%	7.6% - 7.6%	7.6% - 12.6%
Weighted average	7.4%	7.6%	7.6%
Annual total prepayment speed (2)
Range	3.2% – 30.8%	8.5% - 24.2%	3.6% - 26.0%
Weighted average	9.5%	10.8%	8.5%
Life (in years)
Range	2.6 - 11.7	3.4 - 8.4	3.0 - 11.6
Weighted average	7.7	7.3	8.0
Annual per-loan cost of servicing
Range	$77 - $79	$79 - $79	$79 - $79
Weighted average	$79	$79	$79

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	Prepayment speed is measured using Life Total CPR.

	Six months ended June 30,
	2018	2017
	Fair value	Fair value	Amortized cost
	(MSR recognized and UPB of underlying mortgage loan amounts in thousands)
MSR recognized	$131,954	$19,812	$104,711
Key inputs
UPB of underlying mortgage loans	$10,397,305	$1,818,488	$8,573,815
Weighted-average annual servicing fee rate (in basis points)	26	25	25
Pricing spread (1)
Range	7.3% – 12.6%	7.6% - 7.6%	7.6% - 12.6%
Weighted average	7.5%	7.6%	7.6%
Annual total prepayment speed (2)
Range	3.2% – 30.8%	7.9% - 24.2%	3.2% - 28.7%
Weighted average	8.8%	10.8%	8.0%
Life (in years)
Range	2.6 - 11.9	3.4 - 8.5	2.7 - 11.9
Weighted average	8.0	7.2	8.1
Annual per-loan cost of servicing
Range	$77 - $79	$79 - $79	$79 - $79
Weighted average	$79	$79	$79

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
(2)	Prepayment speed is measured using Life Total CPR.

Following is a quantitative summary of key inputs used in the valuation of MSRs as of the dates presented, and the effect on the fair value from adverse changes in those inputs:

	June 30, 2018	December 31, 2017
	Fair value	Fair value	Amortized cost
	(Carrying value, UPB of underlying mortgage loans and effect on fair value amounts in thousands)
Carrying value	$1,010,507	$91,459	$753,322
Key inputs:
UPB of underlying mortgage loans	$78,350,528	$8,273,696	$63,853,606
Weighted-average annual servicing fee rate (in basis points)	25	25	25
Weighted-average note interest rate	4.0%	4.7%	3.9%
Pricing spread (1)
Range	7.3% – 12.9%	7.6% – 12.6%	7.6% – 13.1%
Weighted average	7.3%	7.6%	7.6%
Effect on fair value of (2):
5% adverse change	$(15,002)	$(1,347)	$(11,848)
10% adverse change	$(29,582)	$(2,655)	$(23,352)
20% adverse change	$(57,541)	$(5,162)	$(45,379)
Prepayment speed (3)
Range	6.4% – 28.0%	7.3% – 20.9%	7.1% – 27.1%
Weighted average	7.9%	11.1%	8.4%
Life (in years)
Range	2.8 - 8.3	3.1 - 6.8	2.9 - 8.0
Weighted average	7.9	6.8	7.6
Effect on fair value of (2):
5% adverse change	$(14,371)	$(1,954)	$(12,267)
10% adverse change	$(28,265)	$(3,827)	$(24,120)
20% adverse change	$(54,715)	$(7,352)	$(46,668)
Annual per-loan cost of servicing
Range	$77 - $79	$77 – $79	$78 – $79
Weighted average	$79	$79	$79
Effect on fair value of (2):
5% adverse change	$(7,257)	$(744)	$(5,721)
10% adverse change	$(14,514)	$(1,488)	$(11,441)
20% adverse change	$(29,029)	$(2,976)	$(22,883)

(1)	The Company applies a pricing spread to the United States Dollar LIBOR curve for purposes of discounting cash flows relating to MSRs.
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

Note 8—Mortgage Backed Securities

Following is a summary of MBS:

	June 30, 2018				December 31, 2017
	Principal balance	Net premiums	Accumulated valuation changes	Fair value	Principal balance	Net premiums	Accumulated valuation changes	Fair value
	(in thousands)
Agency: (1)
Fannie Mae	$1,308,720	$33,075	$(31,902)	$1,309,893	$774,473	$30,355	$(7,975)	$796,853
Freddie Mac	386,685	7,111	(5,367)	388,429	187,127	3,518	1,963	192,608
	$1,695,405	$40,186	$(37,269)	$1,698,322	$961,600	$33,873	$(6,012)	$989,461

(1)	All MBS are fixed-rate pass-through securities.

All MBS are pledged to secure Assets sold under agreements to repurchase at both June 30, 2018 and December 31, 2017.

Note 9—Mortgage Loans Acquired for Sale at Fair Value

Mortgage loans acquired for sale at fair value is comprised of recently originated mortgage loans purchased by the Company for resale. Following is a summary of the distribution of the Company’s mortgage loans acquired for sale at fair value:

Loan type	June 30, 2018	December 31, 2017
	(in thousands)
Agency-eligible	$1,607,538	$971,910
Held for sale to PLS — Government insured or guaranteed	162,856	279,571
Commercial real estate	8,548	9,898
Jumbo	5,036	—
Repurchased pursuant to representations and warranties	6,540	8,136
	$1,790,518	$1,269,515
Mortgage loans pledged to secure:
Assets sold under agreements to repurchase	$1,663,192	$1,201,992
Mortgage loan participation purchase and sale agreements	90,633	47,285
	$1,753,825	$1,249,277

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

Following is a summary of the distribution of the Company’s mortgage loans at fair value:

	June 30, 2018		December 31, 2017
Loan type	Fair value	Unpaid principal balance	Fair value	Unpaid principal balance
	(in thousands)
Distressed mortgage loans:
Nonperforming mortgage loans	$183,623	$280,344	$353,648	$524,949
Performing mortgage loans:
Interest rate step-up	143,340	192,153	189,724	242,335
Fixed interest rate	99,241	124,421	186,929	236,840
Adjustable-rate/hybrid	21,269	22,004	38,132	39,834
	263,850	338,578	414,785	519,009
	447,473	618,922	768,433	1,043,958
Fixed interest rate jumbo mortgage loans held in a VIE	301,972	306,173	321,040	316,684
	$749,445	$925,095	$1,089,473	$1,360,642
Mortgage loans at fair value pledged to secure:
Assets sold under agreements to repurchase	$399,075		$760,853
Asset-backed financing of a VIE at fair value	301,972		321,040
	$701,047		$1,081,893

Following is a summary of certain concentrations of credit risk in the portfolio of distressed mortgage loans at fair value:

Concentration	June 30, 2018	December 31, 2017
	(percentages are of fair value)
Portion of mortgage loans originated between 2005 and 2007	73%	73%
Mortgage loans with unpaid-principal balance-to-current -property-value in excess of 100%	36%	38%
States contributing 5% or more of mortgage loans	New York California New Jersey Florida Massachusetts	New York California New Jersey Florida Massachusetts

Note 11—Derivative Activities

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
•

CRT Agreements whereby the Company retains a Recourse Obligation relating to certain mortgage loans it sells into Fannie Mae guaranteed securitizations as part of the retention of an IO ownership interest in such mortgage loans; and

•

Derivatives that are embedded in a master repurchase agreement that provides for the Company to receive interest expense offsets if it finances mortgage loans approved as satisfying certain consumer credit relief characteristics under the master repurchase agreement.

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

Derivative Notional Amounts and Fair Value of Derivatives

The Company had the following derivative assets and liabilities recorded within Derivative assets and Derivative liabilities and related margin deposits recorded in Other assets on the consolidated balance sheets:

	June 30, 2018			December 31, 2017
		Fair value			Fair value
	Notional	Derivative	Derivative	Notional	Derivative	Derivative
Instrument	amount	assets	liabilities	amount	assets	liabilities
	(in thousands)
Derivatives not designated as hedging instruments:
Not subject to master netting arrangements:
Interest rate lock commitments	1,273,169	$3,561	$754	1,250,803	$4,859	$227
CRT Agreements	31,396,471	119,169	—	26,845,392	98,640	—
Repurchase agreement derivatives		6,912	—		3,748	—
Subject to master netting agreements─used for hedging purposes:
Forward purchase contracts	2,628,934	5,768	228	1,996,235	4,343	248
Forward sale contracts	3,793,355	696	7,733	2,565,271	387	2,830
MBS put options	1,550,000	143	—	2,375,000	3,170	—
Call options on interest rate futures	50,000	242	—	—	—	—
Put options on interest rate futures	600,000	199	—	550,000	656	—
Swap futures	—	—	—	275,000	—	—
Bond futures	815,000	—	—	—	—	—
Eurodollar future sale contracts	35,000	—	—	937,000	—	—
Total derivative instruments before netting		136,690	8,715		115,803	3,305
Netting		(3,451)	(5,269)		(1,922)	(1,999)
		$133,239	$3,446		$113,881	$1,306
Margin deposits placed with derivatives counterparties included in Other assets		$1,818			$76
Derivative assets pledged to secure Assets sold under agreements to repurchase		$24,601			$26,058

The following tables summarize the notional amount activity for derivative contracts used to hedge the Company’s MBS, inventory of mortgage loans acquired for sale, mortgage loans at fair value held in a VIE, IRLCs and MSRs.

	Quarter ended June 30, 2018
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	2,510,700	20,709,134	(20,590,900)	2,628,934
Forward sales contracts	2,297,802	27,515,541	(26,019,988)	3,793,355
MBS put options	1,750,000	4,450,000	(4,650,000)	1,550,000
Call options on interest rate futures	150,000	175,000	(275,000)	50,000
Put options on interest rate futures	275,000	7,075,000	(6,750,000)	600,000
Bond futures	450,000	365,000	—	815,000
Eurodollar future sale contracts	847,664	—	(812,664)	35,000

	Quarter ended June 30, 2017
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of quarter	Additions	expirations	of quarter
	(in thousands)
Forward purchase contracts	4,115,159	15,486,147	(17,667,916)	1,933,390
Forward sales contracts	5,673,414	21,590,830	(23,619,608)	3,644,636
MBS put options	950,000	525,000	—	1,475,000
MBS call options	—	200,000	—	200,000
Call options on interest rate futures	262,500	62,500	(125,000)	200,000
Put options on interest rate futures	500,000	1,625,000	(1,200,000)	925,000
Swap futures	150,000	550,000	(525,000)	175,000
Eurodollar future sale contracts	1,240,000	—	(101,000)	1,139,000
Treasury future buy contracts	—	6,400	(6,400)	—
Treasury future sale contracts	—	6,400	(6,400)	—

	Six months ended June 30, 2018
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	1,996,235	40,542,238	(39,909,539)	2,628,934
Forward sales contracts	2,565,271	51,925,875	(50,697,791)	3,793,355
MBS put options	2,375,000	8,575,000	(9,400,000)	1,550,000
Call options on interest rate futures	—	325,000	(275,000)	50,000
Put options on interest rate futures	550,000	10,400,000	(10,350,000)	600,000
Swap futures	275,000	—	(275,000)	—
Bond futures	—	815,000	—	815,000
Eurodollar future sale contracts	937,000	114,597	(1,016,597)	35,000

	Six months ended June 30, 2017
	Amount,			Amount,
	beginning		Dispositions/	end
Instrument	of period	Additions	expirations	of period
	(in thousands)
Forward purchase contracts	4,840,707	34,392,176	(37,299,493)	1,933,390
Forward sales contracts	6,148,242	45,815,933	(48,319,539)	3,644,636
MBS put options	925,000	1,925,000	(1,375,000)	1,475,000
MBS call option	750,000	200,000	(750,000)	200,000
Call options on interest rate futures	200,000	125,000	(125,000)	200,000
Put options on interest rate futures	550,000	3,375,000	(3,000,000)	925,000
Swap futures	150,000	850,000	(825,000)	175,000
Eurodollar future sale contracts	1,351,000	101,000	(313,000)	1,139,000
Treasury future buy contracts	—	55,700	(55,700)	—
Treasury future sale contracts	—	55,700	(55,700)	—

Netting of Financial Instruments

The Company has elected to net derivative asset and liability positions, and cash collateral placed with or received from its counterparties when subject to a legally enforceable master netting arrangement. The derivative financial instruments that are not subject to master netting arrangements are IRLCs, CRT Agreement derivatives and repurchase agreement derivatives. As of June 30, 2018 and December 31, 2017, the Company did not enter into reverse repurchase agreements or securities lending transactions that are required to be disclosed in the following tables.

Offsetting of Derivative Assets

Following is a summary of net derivative assets:

	June 30, 2018			December 31, 2017
	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet	Gross amounts of recognized assets	Gross amounts offset in the consolidated balance sheet	Net amounts of assets presented in the consolidated balance sheet
	(in thousands)
Derivative assets:
Not subject to master netting arrangements:
Interest rate lock commitments	$3,561	$—	$3,561	$4,859	$—	$4,859
CRT Agreement derivatives	119,169	—	119,169	98,640	—	98,640
Repurchase agreement derivatives	6,912	—	6,912	3,748	—	3,748
	129,642	—	129,642	107,247	—	107,247
Subject to master netting arrangements:
Forward purchase contracts	5,768	—	5,768	4,343	—	4,343
Forward sale contracts	696	—	696	387	—	387
MBS put options	143	—	143	3,170	—	3,170
Call options on interest rate futures	242	—	242	—	—	—
Put options on interest rate futures	199	—	199	656	—	656
Netting	—	(3,451)	(3,451)	—	(1,922)	(1,922)
	7,048	(3,451)	3,597	8,556	(1,922)	6,634
	$136,690	$(3,451)	$133,239	$115,803	$(1,922)	$113,881

Derivative Assets, Financial Instruments and Collateral Held by Counterparty

The following table summarizes by significant counterparty the amount of derivative asset positions after considering master netting arrangements and financial instruments or cash pledged that do not meet the accounting guidance qualifying for setoff accounting:

	June 30, 2018				December 31, 2017
	Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of assets presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount	consolidated balance sheet	Financial instruments	Cash collateral received	Net amount
	(in thousands)
CRT Agreements	$119,169	$—	$—	$119,169	$98,640	$—	$—	$98,640
Interest rate lock commitments	3,561	—	—	3,561	4,859	—	—	4,859
Deutsche Bank Securities LLC	6,912	—	—	6,912	3,748	—	—	3,748
Federal National Mortgage Association	889	—	—	889	1,606	—	—	1,606
Citigroup Global Markets Inc.	801	—	—	801	429	—	—	429
Goldman Sachs	538	—	—	538	—	—	—	—
Bank of America, N.A.	493	—	—	493	—	—	—	—
RJ O’Brien & Associates, LLC	441	—	—	441	656	—	—	656
Jefferies & Company, Inc.	5	—	—	5	160	—	—	160
J.P. Morgan Securities LLC	—	—	—	—	2,020	—	—	2,020
Credit Suisse Securities (USA) LLC	—	—	—	—	809	—	—	809
Morgan Stanley & Co. LLC	—	—	—	—	457	—	—	457
Mitsubishi UFJ Sec	—	—	—	—	193	—	—	193
Wells Fargo Securities, LLC	—	—	—	—	146	—	—	146
Other	430	—	—	430	158	—	—	158
	$133,239	$—	$—	$133,239	$113,881	$—	$—	$113,881

Offsetting of Derivative Liabilities and Financial Liabilities

Following is a summary of net derivative liabilities and assets sold under agreements to repurchase. Assets sold under agreements to repurchase do not qualify for setoff accounting.

	June 30, 2018			December 31, 2017
	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet	Gross amounts of recognized liabilities	Gross amounts offset in the consolidated balance sheet	Net amounts of liabilities presented in the consolidated balance sheet
	(in thousands)
Derivative liabilities:
Not subject to master netting arrangements:
Interest rate lock commitments	$754	$—	$754	$227	$—	$227
	754	—	754	227	—	227
Subject to master netting arrangements:
Forward purchase contracts	228	—	228	248	—	248
Forward sales contracts	7,733	—	7,733	2,830	—	2,830
Netting	—	(5,269)	(5,269)	—	(1,999)	(1,999)
	7,961	(5,269)	2,692	3,078	(1,999)	1,079
	8,715	(5,269)	3,446	3,305	(1,999)	1,306
Assets sold under agreements to repurchase:
UPB	3,780,351	—	3,780,351	3,182,504	—	3,182,504
Unamortized debt issuance costs	(147)	—	(147)	(1,618)	—	(1,618)
	3,780,204	—	3,780,204	3,180,886	—	3,180,886
	$3,788,919	$(5,269)	$3,783,650	$3,184,191	$(1,999)	$3,182,192

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

	June 30, 2018				December 31, 2017
	Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet			Net amount of liabilities presented in the	Gross amounts not offset in the consolidated balance sheet
	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount	consolidated balance sheet	Financial instruments	Cash collateral pledged	Net amount
	(in thousands)
Interest rate lock commitments	$754	$—	$—	$754	$227	$—	$—	$227
Bank of America, N.A.	1,423,633	(1,423,633)	—	—	839,057	(838,771)	—	286
Credit Suisse Securities (USA) LLC	999,321	(998,952)	—	369	845,567	(845,567)	—	—
J.P. Morgan Securities LLC	400,325	(399,716)	—	609	373,186	(373,186)	—	—
Deutsche Bank Securities LLC	277,367	(277,367)	—	—	374,526	(374,526)	—	—
Daiwa Capital Markets	259,193	(259,121)	—	72	153,833	(153,730)	—	103
Morgan Stanley & Co. LLC	136,904	(136,512)	—	392	164,530	(164,530)	—	—
RBC Capital Markets, L.P.	103,802	(103,802)	—	—	92,014	(91,805)	—	209
Citigroup Global Markets Inc.	89,347	(88,894)	—	453	235,541	(235,319)	—	222
Wells Fargo Securities, LLC	46,487	(46,451)	—	36	50,360	(50,360)	—	—
BNP Paribas	41,912	(41,912)	—	—	45,411	(45,411)	—	—
Mizuho Securities	4,090	(3,991)	—	99
Barclays Capital Inc.	—	—	—	—	9,374	(9,299)	—	75
Other	662	—	—	662	184	—	—	184
Unamortized debt issuance costs	(147)	147	—	—	(1,618)	1,618	—	—
	$3,783,650	$(3,780,204)	$—	$3,446	$3,182,192	$(3,180,886)	$—	$1,306

Following are the net gains (losses) recognized by the Company on derivative financial instruments and the consolidated statements of income line items where such gains and losses are included:

		Quarter ended June 30,		Six months ended June 30,
Derivative activity	Income statement line	2018	2017	2018	2017
		(in thousands)
Interest rate lock commitments	Net gain on mortgage loans acquired for sale	$(3,874)	$24,372	$(18,732)	$45,438
Hedged item:
Interest rate lock commitments and mortgage loans acquired for sale	Net gain on mortgage loans acquired for sale	$8,424	$(11,773)	$41,234	$(15,365)
Mortgage servicing rights	Net mortgage loan servicing fees	$(11,438)	$2,391	$(32,286)	$(6,307)
Fixed-rate assets and LIBOR- indexed repurchase agreements	Net gain (loss) on investments	$(1,121)	$(4,889)	$338	$(9,033)
CRT agreements	Net gain (loss) on investments	$37,385	$38,448	$62,069	$58,756
Repurchase agreement derivatives	Interest expense	$(69)	$—	$(81)	$—

Note 12—Real Estate Acquired in Settlement of Loans

Following is a summary of financial information relating to REO:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$141,506	$224,831	$162,865	$274,069
Transfers from mortgage loans at fair value and advances	2,358	29,154	18,721	54,030
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	(1,048)	(5,101)	(3,107)	(11,745)
Results of REO:
Valuation adjustments, net	(5,308)	(7,151)	(10,667)	(15,326)
Gain on sale, net	3,011	3,686	5,144	7,615
	(2,297)	(3,465)	(5,523)	(7,711)
Proceeds from sales	(31,248)	(38,385)	(63,685)	(101,609)
Balance at end of period	$109,271	$207,034	$109,271	$207,034

	June 30, 2018	December 31, 2017
	(in thousands)
REO pledged to secure assets sold under agreements to repurchase	$29,433	$76,037
REO held in a consolidated subsidiary whose stock is pledged to secure financings of such properties	23,012	48,495
	$52,445	$124,532

Note 13—Mortgage Servicing Rights

Carried at Fair Value:

Following is a summary of MSRs carried at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance at beginning of period	$957,013	$69,683	$91,459	$64,136
Transfer of mortgage servicing rights from mortgage servicing rights carried at lower of amortized cost or fair value pursuant to a change in accounting principle	—	—	773,035	—
Balance after reclassification	957,013	69,683	864,494	64,136
Purchases	—	7	—	69
MSRs resulting from mortgage loan sales	65,408	12,334	131,954	19,812
Changes in fair value:
Due to changes in valuation inputs used in valuation model (1)	16,084	(2,303)	68,695	(4,328)
Other changes in fair value (2)	(27,998)	(2,097)	(54,636)	(2,065)
	(11,914)	(4,400)	14,059	(6,393)
Balance at end of period	$1,010,507	$77,624	$1,010,507	$77,624

	June 30, 2018	December 31, 2017
	(in thousands)
Fair value of mortgage servicing rights pledged to secure Assets sold under agreements to repurchase and Notes payable (3)	$994,212	$90,284

(1)	Principally reflects changes in pricing spread (discount rate) and prepayment speed inputs, primarily due to changes in market interest rates.
(2)	Represents changes due to realization of expected cash flows.
(3)	During 2018, beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable as discussed in Note 16 – Notes Payable.

Carried at Lower of Amortized Cost or Fair Value:

Following is a summary of MSRs carried at lower of amortized cost or fair value:

	Quarter ended June 30,	Six months ended June 30,
	2017	2018	2017
	(in thousands)
Amortized Cost:
Balance at beginning of period	$639,455	$772,870	$606,103
Transfer of mortgage servicing right to mortgage servicing rights carried at fair value pursuant to a change in accounting principle	—	(772,870)	—
Balance after reclassification	639,455	—	606,103
MSRs resulting from mortgage loan sales	53,501	—	104,711
Amortization	(19,523)	—	(37,381)
Balance at end of period	673,433	—	673,433
Valuation Allowance:
Balance at beginning of period	(12,168)	(19,548)	(13,672)
Reduction resulting from change in accounting principle	—	19,548	—
Balance after reclassification	(12,168)	—	(13,672)
Additions to valuation allowance	(4,089)	—	(2,585)
Balance at end of period	(16,257)	—	(16,257)
MSRs, net	$657,176	$—	$657,176
Fair value at beginning of period	$662,584		$626,334
Fair value at end of period	$682,437

	December 31, 2017
	(in thousands)
MSRs carried at lower of cost or fair value pledged to secure:
Assets sold under agreements to repurchase	$584,762
Notes payable	156,846
	$741,608

Servicing fees relating to MSRs are recorded in Net mortgage loan servicing fees on the Company’s consolidated statements of income and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Contractually-specified servicing fees	$48,667	$39,705	$97,399	$76,986
Ancillary and other fees:
Late charges	220	1,203	433	2,240
Other	1,639	176	3,129	363
	$50,526	$41,084	$100,961	$79,589

Note 14—Assets Sold Under Agreements to Repurchase

Following is a summary of financial information relating to assets sold under agreements to repurchase:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Weighted-average interest rate (1)	3.10%	2.82%	3.14%	2.70%
Average balance	$3,462,865	$3,420,836	$3,271,453	$3,344,772
Total interest expense (2)	$25,473	$23,941	$49,981	$46,123
Maximum daily amount outstanding	$3,771,700	$4,361,565	$4,418,291	$4,563,762

(1)

Excludes the effect of amortization of net issuance premiums of $1.5 million and $1.7 million for the quarter and six months ended June 30, 2018, respectively, and net debt issuance costs of $1.9 million and $4.2 million for the quarter and six months ended June 30, 2017, respectively.

(2)

The Company’s interest expense relating to assets sold under agreements to repurchase for the quarter and six months ended June 30, 2018 includes recognition of incentives it received for financing certain of its mortgage loans acquired for sale satisfying certain consumer debt relief characteristics under a master repurchase agreement. During the quarter and six months ended June 30, 2018, the Company recognized $3.5 million and $5.9 million, respectively, in such incentives as a reduction of interest expense. The master repurchase agreement is subject to a rolling six month term through August 18, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Carrying value:
Unpaid principal balance	$3,780,351	$3,182,504
Unamortized debt issuance costs and premiums, net	(147)	(1,618)
	$3,780,204	$3,180,886
Weighted-average interest rate	3.12%	2.77%
Available borrowing capacity (1):
Committed	$522,825	$749,650
Uncommitted	1,756,291	2,030,607
	$2,279,116	$2,780,257
Margin deposits placed with counterparties included in Other assets	$40,746	$28,154
Assets securing agreements to repurchase:
Mortgage-backed securities	$1,698,322	$989,461
Mortgage loans acquired for sale at fair value	$1,663,192	$1,201,992
Mortgage loans at fair value	$399,075	$760,853
CRT Agreements:
Deposits securing CRT agreements	$385,227	$400,778
Derivative assets	$24,601	$26,058
Real estate acquired in settlement of loans	$52,445	$124,532
Real estate held for investment	$25,158	$31,128
MSRs (2)	$994,212	$651,575

(1)

The amount the Company is able to borrow under asset repurchase agreements is tied to the fair value of unencumbered assets eligible to secure those agreements and the Company’s ability to fund the agreements’ margin requirements relating to the assets financed.

(2)	During 2018, beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable as discussed in Note 16 – Notes Payable.

Following is a summary of maturities of outstanding assets sold under agreements to repurchase by facility maturity date:

Remaining maturity at June 30, 2018	Contractual balance
(in thousands)
Within 30 days	$1,579,398
Over 30 to 90 days	509,459
Over 90 days to 180 days	195,599
Over 180 days to 1 year	1,120,201
Over one year to two years	375,694
$3,780,351
Weighted average maturity (in months)	4.6

The Company is subject to margin calls during the period the repurchase agreements are outstanding and therefore may be required to repay a portion of the borrowings before the respective repurchase agreements mature if the fair value (as determined by the applicable lender) of the assets securing those repurchase agreements decreases.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and interest payable) and maturity information relating to the Company’s assets sold under agreements to repurchase is summarized by pledged asset and counterparty below as of June 30, 2018:

Mortgage loans acquired for sale, Mortgage loans, REO and MSRs sold under agreements to repurchase

Counterparty	Amount at risk	Weighted-average maturity	Facility maturity
	(in thousands)
Citibank, N.A.	$134,152	September 16, 2018	June 7, 2019
Credit Suisse First Boston Mortgage Capital LLC	$77,552	August 25, 2018	April 26, 2019
Bank of America, N.A.	$27,628	September 16, 2018	July 1, 2019
JPMorgan Chase & Co.	$30,879	March 14, 2019	March 14, 2019
Deutsche Bank	$15,149	September 15, 2018	December 31, 2018
Morgan Stanley	$12,504	August 5, 2018	August 24, 2018
JPMorgan Chase & Co.	$5,470	August 15, 2018	October 12, 2018
Royal Bank of Canada	$641	October 12, 2018	August 30, 2018

Securities sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Bank of America, N.A.	$52,125	July 20, 2018
JPMorgan Chase & Co.	$12,403	August 28, 2018
Daiwa Capital Markets America Inc.	$17,411	July 20, 2018
Royal Bank of Canada	$7,490	August 6, 2018
Wells Fargo, N.A.	$2,433	July 12, 2018
Mizuho Securities	$175	July 12, 2018

CRT Agreements sold under agreements to repurchase

Counterparty	Amount at risk	Weighted average maturity
	(in thousands)
Credit Suisse First Boston Mortgage Capital LLC	$50,959	July 11, 2018
Bank of America, N.A.	$26,946	July 18, 2018
BNP Paribas Corporate & Institutional Banking	$17,525	July 9, 2018

Note 15—Mortgage Loan Participation Purchase and Sale Agreements

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

Mortgage loan participation purchase and sale agreements are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Weighted-average interest rate (1)	2.37%	2.30%	2.43%	2.20%
Average balance	$50,326	$71,724	$47,956	$68,131
Total interest expense	$343	$449	$658	$816
Maximum daily amount outstanding	$87,751	$98,721	$87,751	$98,721

(1)

Excludes the effect of amortization of debt issuance costs of $45,000 and $76,000 for the quarter and six months ended June 30, 2018, respectively, and $31,000 and $63,000 for the quarter and six months ended June 30, 2017, respectively.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Carrying value:
Amount outstanding	$87,751	$44,550
Unamortized debt issuance costs	—	(62)
	$87,751	$44,488
Weighted-average interest rate	3.34%	2.82%
Mortgage loans acquired for sale pledged to secure mortgage loan participation purchase and sale agreements	$90,633	$47,285

Note 16—Notes Payable

On April 25, 2018, the Company, through its indirect subsidiary, PMT ISSUER TRUST-FMSR (“FMSR Issuer Trust”), issued an aggregate principal amount of $450 million in secured term notes (the “2018-FT1 Notes”) to qualified institutional buyers under Rule 144A of the Securities Act of 1933, as amended. The 2018-FT1 Notes bear interest at a rate equal to one-month LIBOR plus 2.35% per annum, payable each month beginning in May 2018, on the 25th day of such month or, if such 25th day is not a business day, the next business day.

The 2018-FT1 Notes mature on April 25, 2023 or, if extended pursuant to the terms of the related term note indenture supplement, April 25, 2025 (unless earlier redeemed in accordance with their terms). The 2018-FT1 Notes rank pari passu with the Series 2017-VF1 Note dated December 20, 2017 (the “FMSR VFN”) pledged to Credit Suisse under an agreement to repurchase. The 2018-FT1 Notes and the FMSR VFN are secured by certain participation certificates relating to Fannie Mae MSRs and ESS relating to such MSRs.

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

Following is a summary of financial information relating to the notes payable:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Weighted-average interest rate (1)	3.23%	6.04%	3.21%	5.40%
Average balance	$444,948	$119,447	$223,703	$189,526
Total interest expense	$3,681	$3,095	$3,681	$7,399
Maximum daily amount outstanding	$445,062	$160,106	$445,062	$275,106

(1)

Excludes the effect of amortization of debt issuance costs of $170,000 for the quarter and six months ended June 30, 2018, and $1.3 million and $2.2 million for the quarter and six months ended June 30, 2017, respectively.

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Carrying value:
Amount outstanding	$450,000	$—
Unamortized debt issuance costs	(4,938)	—
	$445,062	$—
Weighted-average interest rate	4.34%	—
MSRs pledged to secure notes payable (1)	$994,212	$180,317

(1)	During 2018, beneficial interests in Fannie Mae MSRs are pledged as collateral for both Assets sold under agreements to repurchase and Notes payable as discussed above.

Note 17—Asset-Backed Financing of a Variable Interest Entity at Fair Value

Following is a summary of financial information relating to the asset-backed financing of a VIE:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Weighted-average fair value	$289,803	$337,844	$293,720	$342,822
Total interest expense	$2,801	$3,596	$5,097	$7,005
Weighted-average interest rate	3.57%	3.41%	3.56%	3.44%

	June 30, 2018	December 31, 2017
	(dollars in thousands)
Fair value	$287,719	$307,419
UPB	$306,173	$316,684
Weighted-average interest rate	3.51%	3.51%

The asset-backed financing of a VIE is a non-recourse liability and secured solely by the assets of a consolidated VIE and not by any other assets of the Company. The assets of the VIE are the only source of funds for repayment of the certificates.

Note 18—Exchangeable Senior Notes

PMC issued in a private offering $250 million aggregate principal amount of exchangeable senior notes (“Exchangeable Notes”) due May 1, 2020. The Exchangeable Notes bear interest at a rate of 5.375% per year, payable semiannually. The Exchangeable Notes are exchangeable into common shares of the Company at a rate of 33.8667 common shares per $1,000 principal amount of the Exchangeable Notes as of June 30, 2018, which is an increase over the initial exchange rate of 33.5149. The increase in the calculated exchange rate was the result of quarterly cash dividends exceeding the quarterly dividend threshold amount of $0.57 per share in prior reporting periods, as provided in the related indenture.

Following is financial information relating to the Exchangeable Notes:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Average balance	$250,000	$250,000	$250,000	$250,000
Total interest expense	$3,648	$3,631	$7,292	$7,260

	June 30, 2018	December 31, 2017
	(in thousands)
Carrying value:
UPB	$250,000	$250,000
Unamortized debt issuance costs	(2,241)	(2,814)
	$247,759	$247,186

Note 19—Liability for Losses Under Representations and Warranties

Following is a summary of the Company’s liability for losses under representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$8,249	$11,447	$8,678	$15,350
Provision for losses:
Pursuant to mortgage loan sales	516	607	1,088	1,280
Reduction in liability due to change in estimate	(1,140)	(1,305)	(2,182)	(5,881)
(Losses incurred) recoveries, net	—	(52)	41	(52)
Balance, end of period	$7,625	$10,697	$7,625	$10,697
UPB of mortgage loans subject to representations and warranties at end of period	$77,655,085	$62,530,609

Note 20—Commitments and Contingencies

Litigation

From time to time, the Company may be involved in various proceedings, claims and legal actions arising in the ordinary course of business. As of June 30, 2018, the Company was not involved in any such proceedings, claims or legal actions that in the Manager’s view would reasonably be likely to have a material adverse effect on the Company.

Commitments

The following table summarizes the Company’s outstanding contractual commitments:

June 30, 2018
(in thousands)
Commitments to purchase mortgage loans acquired for sale	$1,273,169
Commitments to fund Deposits securing CRT agreements (1)	$597,066
Firm commitment to purchase credit risk transfer security	$57,823

(1)	Certain deposits of cash collateral on CRT Agreements are made upon the first to occur of fulfillment of the aggregation obligation or the lapse of the aggregation period.

Note 21—Shareholders’ Equity

Preferred Shares of Beneficial Interest

Preferred shares of beneficial interest are summarized below:

Series	Description (1)	Number of shares	Liquidation preference	Issuance discount	Carrying value
		(in thousands)
A	8.125% fixed-to-floating rate cumulative redeemable preferred, issued March 2017	4,600	$115,000	$3,828	$111,172
B	8.00% fixed-to-floating rate cumulative redeemable preferred, issued July 2017	7,800	195,000	6,465	188,535
		12,400	$310,000	$10,293	$299,707

(1)	Par value is $0.01 per share for both series.

During March 2017, the Company issued 4.6 million of its 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series A Preferred Shares”). From, and including, the date of original issuance to, but not including, March 15, 2024, the Company pays cumulative dividends on the Series A Preferred Shares at a fixed rate of 8.125% per annum based on the $25.00 per share liquidation preference. From, and including, March 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series A Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.831% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $1.02 per Series A Preferred Share during the six months ended June 30, 2018.

During July 2017, the Company issued 7.8 million of its 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest, $0.01 par value per share (the “Series B Preferred Shares” and, together with the Series A Preferred Shares, the “Preferred Shares”). From, and including, the date of original issuance to, but not including, June 15, 2024, the Company pays cumulative dividends on the Series B Preferred Shares at a fixed rate of 8.00% per annum based on the $25.00 per share liquidation preference. From, and including, June 15, 2024 and thereafter, the Company will pay cumulative dividends on the Series B Preferred Shares at a floating rate equal to three-month LIBOR as calculated on each applicable dividend determination date plus a spread of 5.99% per annum based on the $25.00 per share liquidation preference. The Company paid dividends of $1.00 per Series B Preferred Share for the six months ended June 30, 2018.

The Company pays quarterly cumulative dividends on its Preferred Shares on the 15th day of each March, June, September and December, provided that if any dividend payment date is not a business day, then the dividend that would otherwise be payable on that dividend payment date may be paid on the following business day.

The Series A and Series B Preferred Shares will not be redeemable before March 15, 2024 and June 15, 2024, respectively, except in connection with the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of a change of control. On or after the date the Preferred Shares become redeemable, or 120 days after the first date on which such change of control occurred, the Company may, at its option, redeem any or all of the Preferred Shares at $25.00 per share plus any accumulated and unpaid dividends thereon to, but not including, the redemption date. The Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless redeemed or repurchased by the Company or converted into common shares in connection with a change of control by the holders of the Preferred Shares.

Common Share Repurchases

During August 2015, the Company’s board of trustees authorized a common share repurchase program. Under the program, as amended, the Company may repurchase up to $300 million of its outstanding common shares.

The following table summarizes the Company’s share repurchase activity:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017	Cumulative total (1)
	(in thousands)
Common shares repurchased	—	—	671	139	14,731
Cost of common shares repurchased	$—	$—	$10,719	$2,307	$216,625

(1)	Amounts represent the share repurchase program total from its inception in August 2015 through June 30, 2018.

The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued common share pool.

Conditional Reimbursement of IPO Underwriting Costs

As more fully described in Note 5—Transactions with Related Parties, on February 1, 2013, the Company entered into a Reimbursement Agreement, by and among the Company, the Operating Partnership and the Manager. The Reimbursement Agreement provides that, to the extent the Company is required to pay the Manager performance incentive fees under the management agreement, the Company will reimburse the Manager for underwriting costs it paid on the IPO offering date at a rate of $10 in reimbursement for every $100 of performance incentive fees earned. The reimbursement is subject to a maximum reimbursement in any particular 12-month period of $1.0 million, and the maximum amount that may be reimbursed under the agreement is $2.9 million. No reimbursements were made during the quarter and six months ended June 30, 2018, or the quarter and six months ended June 30, 2017.

The Reimbursement Agreement also provides for the payment to the IPO underwriters of the amount that the Company agreed to pay to them at the time of the IPO if the Company satisfied certain performance measures over a specified period of time. As the Manager earns performance incentive fees under the management agreement, the IPO underwriters will be paid at a rate of $20 of payments for every $100 of performance incentive fees earned by PCM. The payment to the underwriters is subject to a maximum reimbursement in any particular 12-month period of $2.0 million and the maximum amount that may be paid under the agreement is $5.9 million. No payments were made during the quarter and six months ended June 30, 2018, or the quarter and six months ended June 30, 2017. The Reimbursement Agreement expires on February 1, 2019.

Note 22—Net Gain on Mortgage Loans Acquired for Sale

Net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(72,254)	$(26,688)	$(168,021)	$(82,595)
Hedging activities	4,642	(19,720)	38,388	(3,463)
	(67,612)	(46,408)	(129,633)	(86,058)
Non cash gain:
Recognition of fair value of firm commitment to purchase credit risk transfer security	4,426	—	4,426	—
Receipt of MSRs in mortgage loan sale transactions	65,408	65,835	131,954	124,523
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(516)	(607)	(1,088)	(1,280)
Reduction in liability due to change in estimate	1,140	1,305	2,182	5,881
	624	698	1,094	4,601
Change in fair value of financial instruments held at end of period:
IRLCs	98	(8,327)	(1,826)	(3,383)
Mortgage loans	(475)	(5,657)	2,376	2,471
Hedging derivatives	3,782	7,947	2,846	(11,902)
	3,405	(6,037)	3,396	(12,814)
Total from non-affiliates	6,251	14,088	11,237	30,252
From PFSI—cash gain	2,891	3,204	5,532	6,065
	$9,142	$17,292	$16,769	$36,317

Note 23—Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Mortgage-backed securities at fair value	$(8,861)	$4,027	$(31,258)	$4,167
Mortgage loans at fair value:
Distressed	(4,701)	1,030	(14,651)	4,246
Held in a VIE	(2,784)	3,855	(8,362)	4,171
CRT Agreements	38,496	32,853	61,047	51,440
Asset-backed financing of a VIE at fair value	2,960	(3,399)	9,142	(3,423)
Hedging derivatives	(1,121)	(4,889)	338	(9,033)
	23,989	33,477	16,256	51,568
From PFSI—ESS	1,520	(5,885)	9,271	(7,255)
	$25,509	$27,592	$25,527	$44,313

Note 24—Net Mortgage Loan Servicing Fees

Net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Servicing fees (1)	$48,667	$39,705	$97,399	$76,986
Ancillary and other fees	1,859	1,379	3,562	2,603
Effect of MSRs:
Carried at fair value—change in fair value
Realization of cashflows	(27,998)	(2,097)	(54,636)	(2,065)
Other	16,084	(2,303)	68,695	(4,328)
	(11,914)	(4,400)	14,059	(6,393)
Carried at lower of amortized cost or fair value:
Amortization	—	(19,523)	—	(37,381)
Additions to impairment valuation allowance	—	(4,089)	—	(2,585)
(Losses) gains on hedging derivatives	(11,438)	2,391	(32,286)	(6,307)
	(23,352)	(25,621)	(18,227)	(52,666)
	27,174	15,463	82,734	26,923
From PFSI—MSR recapture income	412	234	1,007	526
Net mortgage loan servicing fees	$27,586	$15,697	$83,741	$27,449
Average servicing portfolio	$76,806,051	$61,414,348	$75,246,468	$59,710,787

(1)	Includes contractually specified servicing fees, net of Agency guarantee fees.

Note 25—Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest income:
From nonaffiliates:
Short-term investments	$198	$103	$271	$385
Mortgage-backed securities	12,433	7,734	21,224	14,506
Mortgage loans acquired for sale at fair value	17,951	12,995	29,283	24,497
Mortgage loans at fair value:
Distressed	4,941	19,592	12,840	39,244
Held in a VIE	3,169	3,876	5,771	7,605
Placement fees relating to custodial funds	6,024	2,811	10,239	3,882
Deposits securing CRT Agreements	3,566	855	5,598	1,264
Other	152	54	254	90
	48,434	48,020	85,480	91,473
From PFSI—ESS	3,910	4,366	7,844	9,013
	52,344	52,386	93,324	100,486
Interest expense:
To nonaffiliates:
Assets sold under agreements to repurchase (1)	25,473	23,941	49,981	46,123
Mortgage loan participation purchase and sale agreements	343	449	658	816
Notes payable	3,681	3,095	3,681	7,399
Asset-backed financings of VIEs at fair value	2,801	3,596	5,097	7,005
Exchangeable Notes	3,648	3,631	7,292	7,260
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,803	1,368	3,397	2,430
Interest on mortgage loan impound deposits	418	321	901	742
	38,167	36,401	71,007	71,775
To PFSI—Assets sold under agreement to repurchase	1,898	2,025	3,874	3,830
	40,065	38,426	74,881	75,605
Net interest income	$12,279	$13,960	$18,443	$24,881

(1)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter and six months ended June 30, 2018, the Company included $3.5 million and $5.9 million, respectively, of such incentives as a reduction of Interest expense. The master repurchase agreement is subject to a rolling six month term through August 18, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

Note 26—Share-Based Compensation Plans

As of June 30, 2018 and December 31, 2017, the Company had one share-based compensation plan. The following table summarizes the Company’s share-based compensation activity:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Grants:
Restricted share units	—	—	129	134
Performance share units	—	—	116	126
Total share units granted	—	—	245	260
Grant date fair value:
Restricted share units granted	$—	$—	$2,281	$2,281
Performance share units granted	—	—	1,542	1,722
Total fair value of share units granted	$—	$—	$3,823	$4,003
Vestings:
Restricted share units	68	131	260	284
Performance share units	—	—	28	—
Total share units vested	68	131	288	284
Forfeitures:
Restricted share units	—	13	—	13
Performance share units	—	37	—	37
Total share units forfeited	—	50	—	50
Compensation expense relating to share-based grants	$1,857	$1,600	$2,756	$3,127

Note 27—Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Common overhead allocation from PFSI	$1,176	$1,592	$2,177	$3,026
Technology	345	396	723	714
Insurance	337	330	641	668
Other	356	1,581	1,323	2,995
	$2,214	$3,899	$4,864	$7,403

Note 28—Income Taxes

The Company’s effective tax rate was 13.9% and 19.4% for the quarter and six months ended June 30, 2018. The Company’s taxable REIT subsidiary (“TRS”) recognized a tax expense of $5.7 million on income of $20.9 million and a tax expense of $15.1 million on income of $55.5 million while the Company’s reported consolidated pretax income was $42.3 million and $80.1 million for the quarter and six months ended June 30, 2018, respectively. For the same periods in 2017, the Company’s TRS recognized tax expense of $2.8 million on income of $7.2 million and tax benefit of $3.8 million on a loss of $7.6 million, respectively, while the Company’s reported consolidated pretax income was $31.8 million and $54.4 million, respectively. The relative values between the tax benefit or expense at the TRS and the Company’s consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between the Company’s effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

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

Note 29—Earnings Per Share

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

The following table summarizes the basic and diluted earnings per share calculations:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands except per share amounts)
Net income	$36,425	$28,780	$64,611	$57,516
Dividends on preferred shares	(6,234)	(2,336)	(12,468)	(2,907)
Effect of participating securities—share-based compensation awards	(170)	(230)	(372)	(529)
Net income attributable to common shareholders	$30,021	$26,214	$51,771	$54,080

Net income attributable to common shareholders	$30,021	$26,214	$51,771	$54,080
Interest on Exchangeable Notes, net of income taxes	2,655	2,188	5,312	4,374
Diluted net income attributable to common shareholders	$32,676	$28,402	$57,083	$58,454
Weighted-average basic shares outstanding	60,903	66,761	60,844	66,740
Dilutive securities:
Shares issuable pursuant to exchange of the Exchangeable Notes	8,467	8,467	8,467	8,467
Diluted weighted-average number of shares outstanding	69,370	75,228	69,311	75,207
Basic earnings per share	$0.49	$0.39	$0.85	$0.81
Diluted earnings per share	$0.47	$0.38	$0.82	$0.78

Calculation of diluted earnings per share requires certain potentially dilutive shares to be excluded when the inclusion of such shares in the diluted earnings per share calculation would be antidilutive. The following table summarizes the potentially dilutive shares excluded from the diluted earnings per share calculation, as inclusion of such shares would have been antidilutive:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Shares issuable under share-based compensation plan	459	776	473	793

Note 30—Segments

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

Financial highlights by operating segment are summarized below:

Quarter ended June 30, 2018	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$4,714	$4,428	$—	$—	$9,142
Net gain (loss) on investments	—	34,037	(8,528)	—	25,509
Net mortgage loan servicing fees	—	16	27,570	—	27,586
Net interest income:
Interest income	17,822	8,751	25,422	349	52,344
Interest expense	(10,533)	(9,443)	(20,089)	—	(40,065)
	7,289	(692)	5,333	349	12,279
Other income (loss)	8,895	(420)	—	—	8,475
	20,898	37,369	24,375	349	82,991
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	14,559	1,172	8,259	—	23,990
Management fees	—	—	—	5,728	5,728
Other	1,823	3,544	(285)	5,905	10,987
	16,382	4,716	7,974	11,633	40,705
Pre-tax income (loss)	$4,516	$32,653	$16,401	$(11,284)	$42,286
Total assets at end of quarter	$1,816,331	$1,448,493	$3,304,685	$107,340	$6,676,849

Quarter ended June 30, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$17,143	$149	$—	$—	$17,292
Net gain (loss) on investments	—	34,140	(6,548)	—	27,592
Net mortgage loan servicing fees	—	29	15,668	—	15,697
Net interest income:
Interest income	12,820	20,739	18,672	155	52,386
Interest expense	(8,962)	(13,809)	(15,655)	—	(38,426)
	3,858	6,930	3,017	155	13,960
Other income (loss)	10,497	(1,079)	—	—	9,418
	31,498	40,169	12,137	155	83,959
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	21,108	3,522	6,576	—	31,206
Management fees	—	—	—	5,638	5,638
Other	2,302	6,197	145	6,645	15,289
	23,410	9,719	6,721	12,283	52,133
Pre-tax income (loss)	$8,088	$30,450	$5,416	$(12,128)	$31,826
Total assets at end of quarter	$1,343,484	$2,108,662	$2,410,429	$147,669	$6,010,244

Six months ended June 30, 2018	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$12,314	$4,455	$—	$—	$16,769
Net gain (loss) on investments	—	46,451	(20,924)	—	25,527
Net mortgage loan servicing fees	—	23	83,718	—	83,741
Net interest income:
Interest income	28,991	18,959	44,850	524	93,324
Interest expense	(17,331)	(20,107)	(37,443)	—	(74,881)
	11,660	(1,148)	7,407	524	18,443
Other income (loss)	15,968	(1,808)	—	24	14,184
	39,942	47,973	70,201	548	158,664
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	26,503	4,257	16,193	—	46,953
Management fees	—	—	—	11,424	11,424
Other	2,293	7,458	(178)	10,590	20,163
	28,796	11,715	16,015	22,014	78,540
Pre-tax income (loss)	$11,146	$36,258	$54,186	$(21,466)	$80,124
Total assets at end of period	$1,816,331	$1,448,493	$3,304,685	$107,340	$6,676,849

Six months ended June 30, 2017	Correspondent production	Credit sensitive strategies	Interest rate sensitive strategies	Corporate	Total
	(in thousands)
Net investment income:
Net gain on mortgage loans acquired for sale	$36,154	$163	$—	$—	$36,317
Net gain (loss) on investments	—	56,133	(11,820)	—	44,313
Net mortgage loan servicing fees	—	44	27,405	—	27,449
Net interest income:
Interest income	24,176	41,060	34,775	475	100,486
Interest expense	(16,863)	(28,082)	(30,660)	—	(75,605)
	7,313	12,978	4,115	475	24,881
Other income (loss)	18,813	(3,346)	—	6	15,473
	62,280	65,972	19,700	481	148,433
Expenses:
Mortgage loan fulfillment and servicing fees payable to PFSI	37,682	7,870	12,710	—	58,262
Management fees	—	—	—	10,646	10,646
Other	4,039	8,225	830	11,998	25,092
	41,721	16,095	13,540	22,644	94,000
Pre-tax income (loss)	$20,559	$49,877	$6,160	$(22,163)	$54,433
Total assets at end of period	$1,343,484	$2,108,662	$2,410,429	$147,669	$6,010,244

Note 31—Supplemental Cash Flow Information

	Six months ended June 30,
	2018	2017
	(in thousands)
Income tax payments, net of refunds	$893	$191
Interest payments	$81,892	$78,021
Cumulative effect on accumulated deficit of conversion to fair value accounting	$14,361	$—
Non-cash investing activities:
Transfer of mortgage loans and advances to real estate acquired in settlement of loans	$18,721	$54,030
Transfer of real estate acquired in settlement of mortgage loans to real estate held for investment	$3,107	$11,745
Receipt of mortgage servicing rights as proceeds from sales of mortgage loans	$131,954	$124,523
Receipt of excess servicing spread pursuant to recapture agreement with PennyMac Financial Services, Inc.	$1,484	$2,953
Capitalization of servicing advances pursuant to mortgage loan modifications	$3,360	$13,148
Non-cash financing activities:
Recognition of financing premium arising from repurchase agreement derivatives	$5,740	$—
Dividends declared, not paid	$29,145	$31,655

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

Such Agencies’ capital and liquidity amounts and requirements, the calculations of which are defined by each entity, are summarized below:

	June 30, 2018
	Net Worth (1)		Tangible Net Worth / Total Assets Ratio (1)		Liquidity (1)
Fannie Mae and Freddie Mac	Actual	Required	Actual	Required	Actual	Required
	(in thousands)				(in thousands)
June 30, 2018	$542,306	$198,376	12%	6%	$53,210	$27,423
December 31, 2017	$487,535	$182,818	12%	6%	$73,252	$25,245

(1)	Calculated in accordance with the Agencies’ requirements.

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

Note 33—Subsequent Events

Management has evaluated all events and transactions through the date the Company issued these consolidated financial statements. During this period:

•

During July 2018, the Company entered into a letter of intent to sell $99 million in UPB of performing loans from its distressed portfolio. This transaction is subject to continuing due diligence and customary closing conditions and there can be no assurance regarding the size of the transaction or that the transaction will be completed at all.

•

On July 30, 2018, the Company”), through its indirect controlled subsidiary, PMC, executed a Temporary Increase Letter (the “DB Temporary Increase”) in connection with that certain Master Repurchase Agreement, dated as of August 21, 2017, by and among Deutsche Bank AG, Cayman Islands Branch (“Deutsche Bank”) and PMC (the “Repurchase Agreement). Pursuant to the terms of the DB Temporary Increase, the maximum aggregate principal amount outstanding provided for thereunder was temporarily increased from $750 million to $950 million. The period for the DB Temporary Increase commenced on July 30, 2018 and will expire on September 28, 2018. Upon the expiration of the DB Temporary Increase, the maximum aggregate principal amount outstanding will revert back to $750 million. All other terms and conditions of the Repurchase Agreement and the related guaranty remain the same in all material respects. The Repurchase Agreement is set to expire on August 18, 2019, unless terminated earlier in accordance with its terms.

•

On July 30, 2018, the Company, through PMC, executed a Temporary Increase Letter (the “BANA Temporary Increase”) in connection with that certain Mortgage Loan Participation Purchase and Sale Agreement, dated December 23, 2011, by and among Bank of America, N.A. (“BANA”) and the Company (the “BANA Participation Agreement”). Pursuant to the terms of the BANA Temporary Increase, the aggregate transaction limit of purchase prices for participation certificates owned by BANA provided for thereunder was temporarily increased from $100 million to $300 million. The period for the BANA Temporary Increase commenced on July 30, 2018 and will expire on September 15, 2018.  Upon the expiration of the BANA Temporary Increase, the aggregate transaction limit of purchase prices will revert back to $100 million. All other terms and conditions of the BANA Participation Agreement remain the same in all material respects.

•

On August 3, 2018, the Company, through two of its wholly-owned subsidiaries, PMC and PennyMac Operating Partnership, L.P. (“POP,” and together with PMC, the “Sellers”), entered into a master repurchase agreement, by and among BNP Paribas (“BNP”), on the one hand, and the Sellers, on the other hand (the “BNP Repurchase Agreement”), pursuant to which Sellers may sell to, and later repurchase from, BNP newly originated mortgage loans in an aggregate principal amount of up to $200 million, of which $100 million is committed. The obligations of the Sellers under the BNP Repurchase Agreement are fully guaranteed by the Company. The BNP Repurchase Agreement is set to expire on August 2, 2019.

•	All agreements to repurchase assets that matured between June 30, 2018 and the date of this Report were extended or renewed.

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

Our Company

We are a specialty finance company that invests primarily in residential mortgage loans and mortgage-related assets. Our objective is to provide attractive risk-adjusted returns to our investors over the long-term, primarily through dividends and secondarily through capital appreciation. Our investment focus is on mortgage-related assets that we create through our correspondent production activities, including mortgage servicing rights (“MSRs”), credit risk transfer agreements (“CRT Agreements”) and credit risk transfer securities that absorb credit losses on certain of the mortgage loans we sell. We have also invested in mortgage-backed securities (“MBS”), and hold excess servicing spread (“ESS”) on MSRs acquired by PennyMac Loan Services, LLC (“PLS”). We have also historically invested in distressed mortgage assets (mortgage loans, real estate acquired in settlement of mortgage loans, commercial real estate loans that finance multifamily and other commercial real estate), which are no longer our primary focus for new investments.

We are externally managed by PNMAC Capital Management, LLC (“PCM”), an investment adviser that specializes in and focuses on U.S. mortgage assets. Most of our mortgage loan portfolio is serviced by PLS.

Correspondent Production

Our correspondent production activities involve the acquisition and sale of newly originated prime credit quality residential mortgage loans. Correspondent production serves as the source of our investments in MSRs, CRT Agreements and commitments to purchase credit risk transfer securities, and are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Sales of mortgage loans acquired for sale:
To nonaffiliates	$5,356,347	$5,788,605	$10,556,931	$10,647,450
To PennyMac Financial Services, Inc.	10,055,128	11,227,406	19,267,316	21,244,194
	$15,411,475	$17,016,011	$29,824,247	$31,891,644
Net gain on mortgage loans acquired for sale	$9,142	$17,292	$16,769	$36,317
Sourcing fees received from PLS included in Net gain on mortgage loans acquired for sale	$2,891	$3,204	$5,532	$6,065
Investment activities driven by correspondent production:
Receipt of MSRs as proceeds from sales of mortgage loans	$65,408	$65,835	$131,954	$124,523
Deposits of cash securing CRT Agreements	$36,099	$41,355	$77,888	$57,148
Increase in commitments to fund Deposits securing CRT Agreements resulting from sale of mortgage loans under CRT Agreements	$44,109	$98,722	$114,595	$146,872
UPB of firm commitment to purchase credit risk transfer securities	$57,823	$—	$57,823	$—

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

We have transferred certain correspondent production loans into a private label securitization, and retained a portion of the securities created in the securitization transaction. Our private label securitization is accounted for as a financing arrangement. Sales of securities included in the securitization are treated as issuances of debt.

Credit Sensitive Investments

CRT Agreements

We believe that CRT Agreements and credit risk transfer securities are long-term investments that can produce attractive risk-adjusted returns through our own mortgage production while aligning with Fannie Mae’s strategic goal to attract private capital investment in credit risk of the government–sponsored entities (“GSEs”). We believe there is significant potential for investment in front-end credit risk transfer and MSRs that result from our correspondent production activities as we reinvest capital from the liquidation of distressed mortgage loans. During the quarter and six months ended June 30, 2018, we made investments in CRT Agreements totaling $36.1 million and $77.9 million, respectively, and held CRT-related investments (composed of deposits securing CRT Agreements and derivative assets) totaling $770.4 million at June 30, 2018.

During the quarter ended June 30, 2018, we fulfilled our commitments to sell mortgage loans into CRT Agreements. During the quarter ended June 30, 2018, we began selling mortgage loans into mortgage-backed securities that include commitments to purchase credit risk transfer securities that absorb credit losses on such mortgage loans and recognized $4.4 million at fair value related to the firm commitment to purchase the credit risk transfer security.

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

We may elect to hold certain real estate acquired in settlement of loans (“REO”) as income-producing properties for extended periods as a means of maximizing our returns on such properties.  In addition to individual loan and property resolutions, we consider bulk sale opportunities from our existing distressed portfolio investments. During the quarter and six months ended June 30, 2018, we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of distressed mortgage loans and REO totaling $41.8 million and $346.7 million, respectively, including loan sales totaling $1.0 million and $259.2 million, respectively, in fair value of distressed mortgage loans.

Other

At June 30, 2018, we held $8.5 million of commercial real estate loans.

Interest Rate Sensitive Investments

Our interest rate sensitive investments include:

•

Mortgage servicing rights. During the quarter and six months ended June 30, 2018, we received $65.4 million and $132.0 million, respectively, of MSRs as proceeds from sales of mortgage loans acquired for sale. We held $1,010.5 million of MSRs at fair value at June 30, 2018.

•

REIT-eligible mortgage-backed or mortgage-related securities. During the quarter and six months ended June 30, 2018, we purchased MBS at fair value totaling $314.2 million and $814.8 million, respectively. We held MBS with fair values totaling $1.7 billion at June 30, 2018.

•

ESS relating to MSRs held by PFSI. During the quarter and six months ended June 30, 2018, we did not purchase any ESS from PFSI. However, pursuant to a recapture agreement with PLS, we received ESS with fair value totaling $580,000 and $1.5 million, respectively, during the quarter and six months ended June 30, 2018. We held ESS with a fair value totaling $229.5 million at June 30, 2018.

Capital Structure

Our board of trustees has authorized a repurchase program under which we may repurchase up to $300 million of our outstanding common shares. During the six months ended June 30, 2018, we repurchased approximately 671,000 common shares at a cost of $10.7 million. All of our repurchases were made during the quarter ended March 31, 2018. We have repurchased a cumulative total of 14.7 million common shares at a cost of $216.6 million under the program. The repurchased common shares were canceled upon settlement of the repurchase transactions and returned to the authorized but unissued share pool.

Taxation

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

Non-Cash Income

A substantial portion of our net investment income includes non-cash items, including fair value adjustments, recognition of the fair value of assets created and liabilities incurred in mortgage loan sale transactions and the capitalization and amortization of certain assets and liabilities. Because we have elected, or are required by generally accepted accounting principles, to record our financial assets (comprised of MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value and ESS), our firm commitment to purchase credit risk transfer securities, our MSRs, our derivatives, and our asset-backed financing and interest-only security payable at fair value, a substantial portion of the income or loss we record with respect to such assets and liabilities results from non-cash changes in fair value.

The amounts of non-cash income (loss) items included in net investment income are as follows:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Net gain on mortgage loans acquired for sale:
Receipt of MSRs in mortgage loan sale transactions	$65,408	$65,835	$131,954	$124,523
Fair value of commitment to purchase credit risk transfer securities	4,426	—	4,426	—
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loans sales	(516)	(607)	(1,088)	(1,280)
Reduction in liability due to change in estimate	1,140	1,305	2,182	5,881
Change in fair value during the period of financial instruments held at period end:
IRLCs	98	(8,327)	(1,826)	(3,383)
Mortgage loans acquired for sale	(475)	(5,657)	2,376	2,471
Hedging derivatives	3,782	7,947	2,846	(11,902)
	73,863	60,496	140,870	116,310
Net gain (loss) on investments:
Mortgage-backed securities	(8,861)	4,027	(31,258)	4,167
Mortgage loans:
Distressed	(4,846)	(284)	(14,117)	2,517
Held in a variable interest entity	(2,784)	3,855	(8,362)	4,171
ESS	1,520	(5,885)	9,271	(7,255)
CRT Agreements	15,174	27,087	20,529	37,106
Interest-only security payable at fair value	1,111	(5,595)	(1,022)	(7,316)
Asset-backed financing of a VIE	2,960	(3,399)	9,142	(3,423)
	4,274	19,806	(15,817)	29,967
Net mortgage loan servicing fees—MSR valuation adjustments	16,084	(6,185)	68,695	(4,650)
Net interest income—Capitalization of interest pursuant to mortgage loan modifications	2,066	10,814	4,246	20,717
	$96,287	$84,931	$197,994	$162,344
Net investment income	$82,991	$83,959	$158,664	$148,433
Non-cash items as a percentage of net investment income	116%	101%	125%	109%

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

The following table illustrates the proceeds received during the period from dispositions and paydowns of distressed mortgage loan and REO investments, net gain in fair value that we accumulated over the period during which we owned such investments liquidated during the period, and additional net gain realized upon liquidation of such assets:

	Quarter ended June 30,
	2018			2017
	Proceeds	Accumulated gains (losses) (1)	Net gain (loss) on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain (loss) on liquidation (2)
	(in thousands)
Mortgage loans	$9,541	$843	$562	$32,257	$3,832	$1,385
REO	31,248	(5,497)	2,482	38,386	(4,229)	2,636
	40,789	(4,654)	3,044	70,643	(397)	4,021
Distressed mortgage loan sales	958	(128)	(416)	492	3	(72)
	$41,747	$(4,782)	$2,628	$71,135	$(394)	$3,949

	Six months ended June 30,
	2018			2017
	Proceeds	Accumulated gains (losses) (1)	Net gain (loss) on liquidation (2)	Proceeds	Accumulated gains (losses) (1)	Net gain (loss) on liquidation (2)
	(in thousands)
Mortgage loans	$24,049	$2,429	$862	$57,633	$6,812	$1,772
REO	63,685	(9,318)	4,254	101,587	(8,404)	7,615
	87,734	(6,889)	5,116	159,220	(1,592)	9,387
Distressed mortgage loan sales (3)	259,164	14,403	(1,396)	74,028	9,576	(27)
	$346,898	$7,514	$3,720	$233,248	$7,984	$9,360

(1)

Represents valuation gains and losses recognized during the period we held the respective asset, including expected gains or losses upon sale of assets subject to contract of sale, but excludes the gain or loss recorded upon sale or repayment of the respective asset.

(2)	Represents the gain or loss recognized upon sale or repayment of the respective asset.
(3)	Excludes $14.8 million in proceeds received during the six months ended June 30, 2017, from the sale of seasoned loans originally acquired in our correspondent production business.

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

The primary expenses incurred at a loan level in managing our portfolio of distressed assets are servicing and activity fees. From the time of acquisition of the distressed assets through their deboarding dates, we incurred servicing and activity fees of $1.8 million and $15.1 million for assets liquidated during the quarter and six months ended June 30, 2018, respectively, as compared to $3.1 million and $9.4 million during the same periods in 2017.

Results of Operations

The following is a summary of our key performance measures:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands, except per share amounts)
Net investment income	$82,991	$83,959	$158,664	$148,433
Expenses	40,705	52,133	78,540	94,000
Provision for (benefit from) income taxes	5,861	3,046	15,513	(3,083)
Net income	36,425	28,780	64,611	57,516
Dividends on preferred shares	6,234	2,336	12,468	2,907
Net income attributable to common shareholders	$30,191	$26,444	$52,143	$54,609
Pre-tax income (loss) by segment:
Correspondent production	$4,516	$8,088	$11,146	$20,559
Credit sensitive strategies	32,653	30,450	36,258	49,877
Interest rate sensitive strategies	16,401	5,416	54,186	6,160
Corporate	(11,284)	(12,128)	(21,466)	(22,163)
	$42,286	$31,826	$80,124	$54,433
Annualized return on average common shareholders’ equity	9.6%	7.9%	8.3%	8.1%
Earnings per common share:
Basic	$0.49	$0.39	$0.85	$0.81
Diluted	$0.47	$0.38	$0.82	$0.78
Dividends per common share declared & paid	$0.47	$0.47	$0.94	$0.94
Per common share closing prices:
During the period:
High	$19.24	$18.33	$19.24	$18.33
Low	$17.21	$17.20	$15.57	$16.37
At period end	$18.99	$18.29

	June 30, 2018	December 31, 2017
Total assets (in thousands)	$6,676,849	$5,604,933
Book value per common share	$20.27	$20.13

During the quarter and six months ended June 30, 2018, we recorded net income of $36.4 million, or $0.47 per diluted share, and net income of $64.6 million, or $0.82 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2018 reflects net mortgage loan servicing fees of $27.6 million and $83.7 million, respectively, supplemented by net gain on mortgage loans acquired for sale of $9.1 million and $16.8 million, respectively, mortgage loan origination fees of $8.9 million and $15.9 million, respectively, net interest income of $12.3 million and $18.4 million, respectively, and net gain on investments of $25.5 million and $25.5 million, respectively. Our net income for the quarter and six months ended June 30, 2018 includes recognition of incentives we received for financing certain of our mortgage loans acquired for sale satisfying certain relief characteristics under a master repurchase agreement. During the quarter and six months ended June 30, 2018, we recognized $3.5 million and $5.9 million in such incentives as a reduction of interest expense. The master repurchase agreement is subject to a rolling six month term through August 18, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

During the quarter and six months ended June 30, 2017, we recorded net income of $28.8 million, or $0.38 per diluted share, and net income of $57.5 million, or $0.78 per diluted share, respectively. Our net income for the quarter and six months ended June 30, 2017 reflects net gain on investments of $27.6 million and $44.3 million, respectively, supplemented by net gain on mortgage loans acquired for sale of $17.3 million and $36.3 million, respectively, net mortgage loan servicing fees of $15.7 million and $27.4 million, respectively, and net interest income of $14.0 million and $24.9 million, respectively.

Our net income during the quarter and six months ended June 30, 2018 was higher than the same periods in 2017, however the effect of increasing interest rates shifted the sources of our earnings towards our investment in MSRs and away from correspondent production. Rising interest rates also reflected negatively on our investment in MBS, and the fair value of our portfolio of distressed mortgage loans was negatively affected by increases in investor yield requirements for comparable assets.

Net Investment Income

During the quarter and six months ended June 30, 2018, we recorded net investment income of $83.0 million and $158.7 million, respectively, comprised primarily of $27.6 million and $83.7 million, respectively, of net loan servicing fees, $9.1 million and $16.8 million, respectively, of net gain on mortgage loans acquired for sale, $8.9 million and $15.9 million, respectively, of mortgage loan origination fees and $12.3 million and $18.4 million, respectively, of net interest income, partially offset by $2.3 million and $5.5 million, respectively, of losses from results of REO.

During the quarter and six months ended June 30, 2017, we recorded net investment income of $84.0 million and $148.4 million, respectively, comprised primarily of $27.6 million and $44.3 million, respectively, of net gain on investments, $17.3 million and $36.3 million, respectively, of net gain on mortgage loans acquired for sale, $15.7 million and $27.4 million, respectively, of net loan servicing fees, $14.0 million and $24.9 million, respectively, of net interest income, and $10.5 million and $18.8 million of mortgage loan origination fees, partially offset by $3.5 million and $7.7 million of losses from results of REO.

Net Gain on Mortgage Loans Acquired for Sale

Our net gain on mortgage loans acquired for sale is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Cash loss:
Mortgage loans	$(72,254)	$(26,688)	$(168,021)	$(82,595)
Hedging activities	4,642	(19,720)	38,388	(3,463)
	(67,612)	(46,408)	(129,633)	(86,058)
Non-cash gain:
Receipt of MSRs in mortgage loan sale transactions	65,408	65,835	131,954	124,523
Provision for losses relating to representations and warranties provided in mortgage loan sales:
Pursuant to mortgage loan sales	(516)	(607)	(1,088)	(1,280)
Reduction in liability due to change in estimate	1,140	1,305	2,182	5,881
Recognition of fair value of commitment to purchase credit risk transfer security	4,426	—	4,426	—
Change in fair value during the period of financial instruments held at period end:
IRLCs	98	(8,327)	(1,826)	(3,383)
Mortgage loans	(475)	(5,657)	2,376	2,471
Hedging derivatives	3,782	7,947	2,846	(11,902)
	3,405	(6,037)	3,396	(12,814)
Total from non-affiliates	6,251	14,088	11,237	30,252
From PFSI─cash gain	2,891	3,204	5,532	6,065
	$9,142	$17,292	$16,769	$36,317
Interest rate lock commitments issued:
Loans acquired for sale to nonaffiliates	$6,150,232	$7,021,582	$10,555,127	$12,205,932
Loans acquired for sale to PFSI	10,082,020	11,209,339	19,244,280	20,501,258
	$16,232,252	$18,230,921	$29,799,407	$32,707,190
Purchases of mortgage loans acquired for sale to nonaffiliates:
At fair value	$6,170,140	$6,134,723	$11,276,382	$10,893,377
UPB	$6,016,292	$5,918,027	$11,001,640	$10,549,933

	June 30, 2018	December 31, 2017
	(in thousands)
Fair value of mortgage loans acquired for sale held at period end:
For sale to nonaffiliates	$1,621,122	$981,808
For sale to PFSI	162,856	279,571
Repurchased pursuant to representations and warranties	6,540	8,136
	$1,790,518	$1,269,515

Our net gain on mortgage loans acquired for sale includes both cash and non-cash elements. We receive proceeds on sale that include both cash and our estimate of the fair value of MSRs. We also recognize a liability for potential losses relating to representations and warranties created in the mortgage loan sales transactions.

The decrease in gain on mortgage loans acquired for sale during the quarter and six months ended June 30, 2018, as compared to the same periods in 2017, reflects the generally rising interest rates in the mortgage market, which has a negative influence on demand for mortgage lending. Reduced demand negatively influences profit margins by causing increased price competition in the mortgage marketplace.

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

Following is a summary of the indemnification and repurchase activity and mortgage loans subject to representations and warranties:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(UPB-in thousands)
Indemnification activity:
Mortgage loans indemnified by PMT at beginning of period	$5,371	$6,925	$5,926	$4,856
New indemnifications	522	—	522	2,069
Less: Indemnified mortgage loans repaid or refinanced	233	253	788	253
Mortgage loans indemnified by PMT at end of period	$5,660	$6,672	$5,660	$6,672
Mortgage loans with deposits received from correspondent sellers collateralizing prospective indemnification losses at end of period	$781	$391
Repurchase activity:
Mortgage loans repurchased by PMT	$2,773	$1,968	$5,603	$6,079
Less:
Mortgage loans repurchased by correspondent sellers	2,965	1,759	6,132	4,245
Mortgage loans repaid by borrowers	1,318	1,248	1,574	2,426
Net mortgage loans repurchased by correspondent sellers or repaid by borrowers	$(1,510)	$(1,039)	$(2,103)	$(592)
Net losses charged (recovery credited) to liability for representations and warranties	$—	$52	$(41)	$52
At end of period:
Mortgage loans subject to representations and warranties	$77,655,085	$62,530,609
Liability for representations and warranties	$7,625	$10,697

During the quarter and six months ended June 30, 2018, we repurchased mortgage loans with UPBs totaling $2.8 million and $5.6 million, respectively, and recognized a net recovery to the liability for representations and warranties totaling $41,000 during the six months ended June 30, 2018, as compared to the quarter and six months ended June 30, 2017, with repurchases of $2.0 million and $6.1 million, respectively, and recorded net losses charged to the liability for representations and warranties of $52,000 during the same periods in 2017. The losses we have recorded to date have been moderated by our ability to recover most of the losses inherent in the repurchased mortgage loans from the correspondent sellers. As the outstanding balance of mortgage loans we purchase and sell subject to representations and warranties increases and the mortgage loans sold season, we expect that the level of repurchase activity and associated losses may increase.

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

We record adjustments to our recorded liability for losses on representations and warranties as economic fundamentals change, as investor and Agency evaluations of their loss mitigation strategies (including claims under representations and warranties) change and as economic conditions affect our correspondent sellers’ ability or willingness to fulfill their recourse obligations to us. Such adjustments may be material to our financial position and income in future periods. Adjustments to our liability for representations and warranties are included as a component of our Net gains on mortgage loans acquired for sale at fair value. We recorded a $1.1 million and $2.2 million reduction in liability for representations and warranties during the quarter and six months ended June 30, 2018, respectively, due to the effects of certain mortgage loans reaching specified performance histories identified by the Agencies as sufficient to limit repurchase claims relating to such mortgage loans.

Mortgage Loan Origination Fees

Mortgage loan origination fees represent fees we charge correspondent sellers relating to our purchase of mortgage loans from those sellers. The decrease in fees during the quarter and six months ended June 30, 2018, as compared to the same periods in 2017, is primarily due to our funding of fewer mortgage loans during the quarter and six months ended June 30, 2018, as compared to the same periods in 2017.

Net Gain (Loss) on Investments

Net gain (loss) on investments is summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Mortgage-backed securities	$(8,861)	$4,027	$(31,258)	$4,167
Mortgage loans at fair value:
Distressed	(4,701)	1,030	(14,651)	4,246
Held in a VIE	(2,784)	3,855	(8,362)	4,171
CRT Agreements	38,496	32,853	61,047	51,440
Asset-backed financings of a VIE at fair value	2,960	(3,399)	9,142	(3,423)
Hedging derivatives	(1,121)	(4,889)	338	(9,033)
	23,989	33,477	16,256	51,568
From PFSI—ESS	1,520	(5,885)	9,271	(7,255)
	$25,509	$27,592	$25,527	$44,313

The decrease in net gain (loss) on investments during the quarter and six months ended June 30, 2018, as compared to the same periods in 2017, was caused primarily by valuation losses in our portfolios of MBS and distressed mortgage loans at fair value, partially offset by interest rate hedging gains and gains in our investments in CRT Agreements which reflect the growth in our investment in such agreements.

Mortgage-Backed Securities

During the quarter and six months ended June 30, 2018, we recognized net valuation losses on MBS of $8.9 million and $31.3 million, respectively, as compared to net valuation gains of $4.0 million and $4.2 million, respectively, for the quarter and six months ended June 30, 2017. The losses we recorded for the quarter ended June 30, 2018 reflect the influence of rising interest rates during 2018, as compared to the same period in 2017.

Mortgage Loans at Fair Value – Distressed

Net (losses) gains on our investment in distressed mortgage loans at fair value are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Valuation changes:
Performing loans	$(4,437)	$15,466	$(9,242)	$21,436
Nonperforming loans	(409)	(15,750)	(4,875)	(18,919)
	(4,846)	(284)	(14,117)	2,517
Gain on payoffs	561	1,348	797	1,763
Gain (loss) on sale	(416)	(34)	(1,331)	(34)
	$(4,701)	$1,030	$(14,651)	$4,246
Average portfolio balance	$459,937	$1,199,786	$598,200	$1,264,752
Interest and fees capitalized	$2,066	$10,814	$4,246	$20,717
Number of mortgage loans relating to gain recognized on payoffs	34	90	80	168
UPB of mortgage loans relating to gain recognized on payoffs	$8,702	$31,181	$23,776	$55,927
Number of mortgage loans relating to gain/(loss) recognized on sales	5	2	1,149	340
UPB of mortgage loans relating to gain/(loss) recognized on sales	$1,818	$788	$353,448	$104,555

Because we have elected to record our mortgage loans at fair value, a substantial portion of the income we record with respect to such mortgage loans results from changes in fair value. Valuation changes amounted to losses of $4.8 million and $14.1 million, respectively, in the quarter and six months ended June 30, 2018, as compared to losses of $284,000 and gains of $2.5 million for the same periods in 2017. We recognize estimated gain (loss) relating to mortgage loans subject to pending sales contracts in the valuation changes. Gains and losses on sales represent settlement adjustments realized at the date of sale.

We recognized valuation losses on both performing and nonperforming mortgage loans during the quarter and six months ended June 30, 2018 due to the negative effect of observed increased yield requirements for comparable or related assets during the quarter and six months ended June 30, 2018.

During the quarter and six months ended June 30, 2018 and 2017, we continued to reduce our investment in distressed mortgage assets. During these periods we received proceeds from liquidations, payoffs, paydowns and sales from our portfolio of mortgage loans and REO as shown below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage loans at fair value	$10,499	$32,749	$283,213	$131,661
Real estate acquired in settlement	31,248	38,386	63,685	101,587
	$41,747	$71,135	$346,898	$233,248

Implementing long-term, sustainable loan modification is one means by which we endeavor to increase the fair value of the distressed mortgage loans which we have typically purchased at discounts to their UPB. Loan modifications typically include capitalization of delinquent interest on such mortgage loans.

The valuation changes on performing mortgage loans reflect the effects of capitalization of delinquent interest on loans we modify. When we capitalize interest in a loan modification, we increase the carrying value of the mortgage loan. The interest income we recognize is offset by a valuation loss of corresponding magnitude. Changes in other inputs may result in further valuation changes to the mortgage loan, and subsequent performance of a modified mortgage loan will be reflected in its future fair value. During the quarter and six months ended June 30, 2018, we capitalized interest totaling $2.1 million and $4.2 million, respectively, as compared to $10.8 million and $20.7 million, respectively, for the quarter and six months ended June 30, 2017.

Following is a summary of interest capitalized in mortgage loan modifications:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Amount capitalized	$2,066	$10,814	$4,246	$20,717
UPB of mortgage loans before interest capitalization	$36,544	$91,838	$77,618	$171,708

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

The following tables present a summary of mortgage loan modifications completed:

	Quarter ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
Modification type (1)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)	Number of loans	Balance of loans (2)
	(dollars in thousands)
Rate reduction	84	$22,095	225	$60,433	183	$51,667	400	$110,364
Term extension	101	$29,489	294	$85,342	199	$62,150	538	$160,011
Capitalization of interest and fees	126	$36,544	323	$91,838	264	$77,618	588	$171,708
Principal forbearance	89	$27,859	158	$52,654	198	$60,848	273	$92,110
Principal reduction	33	$9,846	109	$29,492	79	$24,623	200	$57,981
Total (1)	126	$36,544	323	$91,838	264	$77,618	588	$171,708
Defaults of mortgage loans modified in the prior year period		$2,984		$3,521		$9,394		$17,082
As a percentage of relevant balance of loans before modification		5%		6%		19%		15%
Defaults during the period of mortgage loans modified since acquisitions (3)		$10,515		$20,941		$43,484		$72,249
As a percentage of relevant balance of loans before modification		5%		5%		20%		17%
Repayments and sales of mortgage loans modified in the prior year period		$27,720		$5,338		$84,008		$20,774
As a percentage of relevant balance of loans before modification		35%		7%		50%		12%

(1)

Modification type categories are not mutually exclusive and a modification of a single loan may be counted in multiple categories. The total number of modifications noted in the table is therefore lower than the sum of all of the categories.

(2)	Before modification.
(3)	Represents defaults of mortgage loans during the period that have been modified by us at any point since acquisition.

The following table summarizes the average effect of the modifications noted above to the terms of the loans modified:

	Quarter ended June 30,				Six months ended June 30,
	2018		2017		2018		2017
	Before	After	Before	After	Before	After	Before	After
Category	modification	modification	modification	modification	modification	modification	modification	modification
	(dollars in thousands)
Loan balance	$290	$307	$284	$316	$294	$315	$292	$324
Remaining term (months)	397	447	365	462	402	452	360	464
Interest rate	3.66%	2.67%	4.11%	2.92%	3.63%	2.68%	4.20%	3.00%
Forbeared principal	$34	$38	$26	$37	$36	$44	$25	$34

CRT Agreements and Firm commitment to purchase credit risk transfer security

The activity in and balances relating to our CRT Agreements and firm commitment to purchase credit risk transfer security are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
CRT Agreements
UPB of mortgage loans sold under CRT Agreements	$2,336,499	$3,760,825	$5,546,977	$5,595,121
Deposits of cash securing CRT Agreements	$36,099	$41,355	$77,888	$57,148
Increase in commitments to fund Deposits securing credit risk transfer agreements resulting from sale of mortgage loans	$44,109	$98,722	$114,595	$146,872
Interest earned on Deposits securing CRT Agreements	$3,566	$855	$5,598	$1,264
Gains recognized on CRT Agreements included in: Net gain (loss) on investment:
Realized	$22,211	$11,361	$41,540	$21,650
Resulting from valuation changes	15,174	27,087	20,529	37,106
	37,385	38,448	62,069	58,756
Change in fair value of Interest-only security payable at fair value	1,111	(5,595)	(1,022)	(7,316)
	$38,496	$32,853	$61,047	$51,440
Payments made to settle losses	$181	$262	$1,009	$411

Credit Risk Transfer Securities
UPB of mortgage loans sold subject to Firm commitment to purchase credit risk transfer security	$1,535,372	$—	$1,535,372	$—

	June 30, 2018	December 31, 2017
	(in thousands)
UPB of mortgage loans subject to Recourse Obligations	$31,396,471	$26,845,392
Carrying value of investments in CRT Agreements (1)	$770,373	$687,507
Commitments to fund Deposits securing CRT agreements	$597,066	$482,471
Commitment to purchase credit risk transfer securities (UPB)	$57,823	$—
Fair value of firm commitment to purchase credit risk transfer securities	$4,426	$—

(1)	Carrying value of investments in CRT Agreements includes Deposits securing CRT Agreements and CRT derivatives.

The increase in gains recognized on CRT Agreements is due to the effect of the growth in the portfolio of mortgage loans subject to CRT Agreements during 2018 as compared to the same period in 2017 on the cash income we receive, partially offset by observed credit spread increases during 2018 as compared to credit spread decreases during the same period in 2017.  Credit spread changes influence the discount rate applied to our cash flow estimates. Therefore, credit spread increases increase the discount rate we apply to cash flows and have a downward influence on the CRT derivative’s fair value.

ESS Purchased from PFSI

We recognized fair value gains relating to our investment in ESS totaling $1.5 million and $9.3 million, respectively, for the quarter and six months ended June 30, 2018, as compared to fair value losses of $5.9 million and $7.3 million, respectively, for the quarter and six months ended June 30, 2017. The gain was driven by the positive influence on expected future cash flows of the generally rising interest rates during 2018 compared to the same period in 2017.

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

Net mortgage loan servicing fees are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
From non-affiliates:
Servicing fees (1)	$48,667	$39,705	$97,399	$76,986
Ancillary and other fees	1,859	1,379	$3,562	$2,603
Effect of MSRs:
Carried at fair value—change in fair value
Realization of cashflows	(27,998)	(2,097)	(54,636)	(2,065)
Other	16,084	(2,303)	68,695	(4,328)
	(11,914)	(4,400)	14,059	(6,393)
Carried at lower of amortized cost or fair value:
Amortization	—	(19,523)	—	(37,381)
Increase in impairment valuation allowance	—	(4,089)	—	(2,585)
(Losses) gains on hedging derivatives, net	(11,438)	2,391	(32,286)	(6,307)
	(23,352)	(25,621)	(18,227)	(52,666)
	27,174	15,463	82,734	26,923
From PFSI—MSR recapture income	412	234	1,007	526
Net mortgage loan servicing fees	$27,586	$15,697	$83,741	$27,449
Average servicing portfolio	$76,806,051	$61,414,348	$75,246,468	$59,710,787

(1)	Includes contractually specified servicing fees, net of guarantee fees.

Net mortgage loan servicing fees increased during the quarter ended June 30, 2018, as compared to the comparable period in 2017 by $11.9 million, and increased during the six months ended June 30, 2018, as compared to the comparable period in 2017 by $56.3 million. The increase in net mortgage loan servicing fees during the quarter and six months ended June 30, 2018, as compared to the quarter and six months ended June 30, 2017, was attributable to both the positive effects on fair value of our investment in MSRs of generally rising interest rate throughout the periods and increased servicing fees arising from growth in our portfolio of mortgage loans serviced for others.

We have entered into an MSR recapture agreement that requires PLS to transfer to us cash in an amount equal to 30% of the fair market value of the MSRs related to all the loans so originated. We recognized MSR recapture income during the quarter and six months ended June 30, 2018 of $412,000 and $1,007,000, respectively, as compared to $234,000 and $526,000, respectively, for the quarter and six months ended June 30, 2017.

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

Our MSRs are summarized by the basis on which we account for the assets as presented below:

	June 30, 2018	December 31, 2017
	(dollars in thousands)
MSRs carried at fair value	$1,010,507	$91,459
UPB of mortgage loans underlying MSRs carried at fair value	$78,350,528	$8,273,696
MSR carried at lower of amortized cost or fair value:
Amortized cost		$772,870
Valuation allowance		(19,548)
Carrying value		$753,322
Fair value		$772,940
UPB of mortgage loans underlying MSRs carried at lower of amortized cost or fair value:		$63,853,606
Total MSR:
Carrying value		$844,781
Fair value		$864,399
UPB of mortgage loans underlying MSRs	$78,350,528	$72,127,302
Average servicing fee rate (in basis points)
MSRs carried at fair value	25	25
MSRs carried at lower of amortized cost or fair value		25
Average note interest rate:
MSRs carried at fair value	4.0%	4.7%
MSRs carried at lower of amortized cost or fair value		3.9%

Net Interest Income

Net interest income is summarized below:

	Quarter ended June 30, 2018
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$198	$—	$198	$35,045	2.24%
Mortgage-backed securities	13,387	(954)	12,433	1,505,668	3.27%
Mortgage loans acquired for sale at fair value	17,951	—	17,951	1,495,921	4.75%
Mortgage loans:
Distressed	2,553	2,388	4,941	459,937	4.25%
Held by variable interest entity	2,958	211	3,169	306,672	4.09%
	5,511	2,599	8,110	766,609	4.19%
ESS from PFSI	3,910	—	3,910	236,153	6.55%
Deposits securing CRT Agreements	3,566	—	3,566	636,849	2.22%
Placement fees relating to custodial funds	6,024	—	6,024
Other	152	—	152
	50,699	1,645	52,344	4,676,245	4.43%
Liabilities:
Assets sold under agreements to repurchase (2)	26,794	(1,321)	25,473	3,462,865	2.91%
Mortgage loan participation purchase and sale agreements	299	44	343	50,326	2.70%
Asset-backed financings of a VIE at fair value	2,588	213	2,801	289,803	3.82%
Exchangeable Notes	3,359	289	3,648	250,000	5.77%
Notes payable	3,596	85	3,681	444,948	3.27%
Assets sold to PFSI under agreement to repurchase	1,898	—	1,898	139,670	5.38%
	38,534	(690)	37,844	4,637,612	3.23%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,803	—	1,803
Interest on mortgage loan impound deposits	418	—	418
	40,755	(690)	40,065	4,637,612	3.42%
Net interest income	$9,944	$2,335	$12,279
Net interest margin					1.04%
Net interest spread					1.01%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the quarter ended June 30, 2018, the Company included $3.5 million of such incentives as reductions to Interest expense. The master repurchase agreement is subject to a rolling six month term through August 18, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

	Quarter ended June 30, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$103	$—	$103	$24,198	1.68%
Mortgage-backed securities	9,212	(1,478)	7,734	1,087,889	2.81%
Mortgage loans acquired for sale at fair value	12,995	—	12,995	1,274,817	4.03%
Mortgage loans:
Distressed	9,157	10,435	19,592	1,199,786	6.46%
Held by variable interest entity	3,314	562	3,876	352,589	4.35%
	12,471	10,997	23,468	1,552,375	5.98%
ESS from PFSI	4,366	—	4,366	270,643	6.38%
Deposits securing CRT Agreements	855	—	855	492,020	0.69%
Placement fees relating to custodial funds	2,811	—	2,811
Other	54	—	54
	42,867	9,519	52,386	4,701,942	4.41%
Liabilities:
Assets sold under agreements to repurchase	22,060	1,881	23,941	3,420,836	2.77%
Mortgage loan participation purchase and sale agreements	418	31	449	71,724	2.48%
Notes payable	1,823	1,272	3,095	119,447	10.25%
Asset-backed financings of a VIE at fair value	2,911	685	3,596	337,844	4.21%
Exchangeable Notes	3,359	272	3,631	250,000	5.75%
Assets sold to PFSI under agreement to repurchase	2,025	—	2,025	150,000	5.34%
	32,596	4,141	36,737	4,349,851	3.34%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	1,368	—	1,368
Interest on mortgage loan impound deposits	321	—	321
	34,285	4,141	38,426	4,349,851	3.49%
Net interest income	$8,582	$5,378	$13,960
Net interest margin					1.17%
Net interest spread					0.91%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

	Six months ended June 30, 2018
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$271	$—	$271	$29,912	1.80%
Mortgage-backed securities	22,618	(1,394)	21,224	1,289,468	3.27%
Mortgage loans acquired for sale at fair value	29,283	—	29,283	1,271,110	4.58%
Mortgage loans:
Distressed	8,273	4,567	12,840	598,200	4.27%
Held by variable interest entity	5,966	(195)	5,771	310,638	3.70%
	14,239	4,372	18,611	908,838	4.07%
ESS from PFSI	7,844	—	7,844	238,047	6.55%
Deposits securing CRT Agreements	5,598	—	5,598	619,583	1.80%
Placement fees relating to custodial funds	10,239	—	10,239
Other	254	—	254
	90,346	2,978	93,324	4,356,958	4.26%
Liabilities:
Assets sold under agreements to repurchase (2)	51,373	(1,392)	49,981	3,271,453	3.04%
Mortgage loan participation purchase and sale agreements	582	76	658	47,956	2.73%
Asset-backed financings of a VIE at fair value	5,223	(126)	5,097	293,720	3.45%
Exchangeable Notes	6,719	573	7,292	250,000	5.80%
Notes payable	3,596	85	3,681	223,703	3.27%
Assets sold to PFSI under agreement to repurchase	3,874	—	3,874	140,904	5.47%
	71,367	(784)	70,583	4,227,736	3.32%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	3,397	—	3,397
Interest on mortgage loan impound deposits	901	—	901
	75,665	(784)	74,881	4,227,736	3.52%
Net interest income	$14,681	$3,762	$18,443
Net interest margin					0.84%
Net interest spread					0.74%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

(2)

In 2017, the Company entered into a master repurchase agreement that provides the Company with incentives to finance mortgage loans approved for satisfying certain consumer relief characteristics as provided in the agreement. During the six months ended June 30, 2018, the Company included $5.9 million of such incentives as reductions to Interest expense. The master repurchase agreement is subject to rolling terms of six months through August 18, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

	Six months ended June 30, 2017
	Interest income/expense				Annualized
		Discount/		Average	interest
	Coupon	fees (1)	Total	balance	yield/cost %
	(dollars in thousands)
Assets:
Short-term investments	$385	$—	$385	$49,974	1.53%
Mortgage-backed securities	17,302	(2,796)	14,506	1,021,966	2.82%
Mortgage loans acquired for sale at fair value	24,497	—	24,497	1,174,417	4.15%
Mortgage loans:
Distressed	18,905	20,339	39,244	1,264,752	6.17%
Held by variable interest entity	6,744	861	7,605	356,271	4.25%
	25,649	21,200	46,849	1,621,023	5.75%
ESS from PFSI	9,013	—	9,013	278,029	6.45%
Deposits securing CRT Agreements	1,264	—	1,264	465,301	0.54%
Placement fees relating to custodial funds	3,882	—	3,882
Other	90	—	90
	82,082	18,404	100,486	4,610,710	4.33%
Liabilities:
Assets sold under agreements to repurchase	41,943	4,180	46,123	3,344,772	2.74%
Mortgage loan participation purchase and sale agreements	753	63	816	68,131	2.38%
Notes payable	5,164	2,235	7,399	189,526	7.76%
Asset-backed financings of VIEs at fair value	5,933	1,072	7,005	342,822	4.06%
Exchangeable Notes	6,719	541	7,260	250,000	5.78%
Assets sold to PFSI under agreement to repurchase	3,876	(46)	3,830	150,000	5.08%
	64,388	8,045	72,433	4,345,251	3.32%
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	2,430	—	2,430
Interest on mortgage loan impound deposits	742	—	742
	67,560	8,045	75,605	4,345,251	3.46%
Net interest income	$14,522	$10,359	$24,881
Net interest margin					1.07%
Net interest spread					0.87%

(1)

Amounts in this column represent capitalization of interest on delinquent mortgage loans, amortization of premiums and accrual of unearned discounts for assets and amortization of debt issuance costs and premiums for liabilities.

The effects of changes in the yields and costs and composition of our investments on our interest income are summarized below:

	Quarter ended June 30, 2018			Six months ended June 30, 2018
	vs.			vs.
	Quarter ended June 30, 2017			Six months ended June 30, 2017
	Increase (decrease) due to changes in			Increase (decrease) due to changes in
			Total			Total
	Rate	Volume	change	Rate	Volume	change
	(in thousands)
Assets:
Short-term investments	$40	$55	$95	$59	$(173)	$(114)
Mortgage-backed securities	1,391	3,308	4,699	2,545	4,173	6,718
Mortgage loans acquired for sale at fair value	2,505	2,451	4,956	2,676	2,110	4,786
Mortgage loans at fair value:
Distressed	(5,228)	(9,423)	(14,651)	(9,744)	(16,660)	(26,404)
Held by variable interest entity	(223)	(484)	(707)	(923)	(911)	(1,834)
Total mortgage loans	(5,451)	(9,907)	(15,358)	(10,667)	(17,571)	(28,238)
ESS from PFSI	113	(569)	(456)	146	(1,315)	(1,169)
Interest earned on Deposits securing CRT Agreements	2,394	317	2,711	3,793	541	4,334
Placement fees relating to custodial funds	—	3,213	3,213	—	6,357	6,357
Other	—	98	98	—	164	164
	992	(1,034)	(42)	(1,448)	(5,714)	(7,162)
Liabilities:
Assets sold under agreements to repurchase	1,235	297	1,532	4,887	(1,029)	3,858
Mortgage loan participation purchase and sale agreement	37	(143)	(106)	107	(265)	(158)
Asset backed secured financing of VIEs at fair value	(312)	(483)	(795)	(978)	(930)	(1,908)
Exchangeable Notes	17	—	17	32	—	32
Notes payable	(3,254)	3,840	586	(4,869)	1,151	(3,718)
Assets sold to PFSI under agreement to repurchase	13	(140)	(127)	284	(240)	44
	(2,264)	3,371	1,107	(537)	(1,313)	(1,850)
Interest shortfall on repayments of mortgage loans serviced for Agency securitizations	—	435	435	—	967	967
Interest on mortgage loan impound deposits	—	97	97	—	159	159
	(2,264)	3,903	1,639	(537)	(187)	(724)
Net interest income	$3,256	$(4,937)	$(1,681)	$(911)	$(5,527)	$(6,438)

During the quarter and six months ended June 30, 2018, we earned net interest income of $12.3 million and $18.4 million, respectively, as compared to $14.0 million and $24.9 million, respectively, for the quarter and six months ended June 30, 2017. The decrease in net interest income between quarters and six months was due primarily to a decrease in average investment in distressed mortgage loans, which are our highest yielding assets, and a reduction in the yield of those assets due to declining modification activity. This reduction was partially offset by growth in interest income on MBS, mortgage loans acquired for sale at fair value, and deposits securing CRT Agreements, reflecting growth in our investment in these assets along with the effect of rising interest rates on the assets.

During the quarter and six months ended June 30, 2018, we recognized interest income on distressed mortgage loans and mortgage loans held by VIEs totaling $8.1 million and $18.6 million, respectively, including $2.1 million and $4.2 million, respectively, of interest capitalized pursuant to loan modifications, which compares to $23.5 million and $46.8 million, respectively, including $10.8 million and $20.7 million, respectively, of interest capitalized pursuant to loan modifications, in the quarter and six months ended June 30, 2017. The decrease in interest income was due to continuing sales and liquidations of our distressed mortgage loans and a reduction in yield on our portfolio caused by reduced capitalization of delinquent interest pursuant to mortgage loan modifications.

At June 30, 2018, approximately 41% of the fair value of our distressed mortgage loan portfolio was nonperforming, as compared to 46% at December 31, 2017. We do not accrue interest on nonperforming mortgage loans and generally do not recognize revenues during the period we hold REO. We calculate the yield on our mortgage loan portfolio based on the portfolio’s average fair value, which most closely reflects our investment in the mortgage loans. Accordingly, the yield we realize is substantially higher than would be recorded based on the mortgage loans’ UPBs as the fair values of our distressed mortgage loans are generally at substantial discounts to their UPB.

Nonperforming mortgage loans and REO generally take longer than performing mortgage loans to generate cash flow due to the time required to work with borrowers to resolve payment issues through our modification programs, and to acquire and liquidate the property securing the mortgage loans. The value and returns we realize from these assets are determined by our ability to assist borrowers in curing defaults, or when curing of borrower defaults is not a viable solution, by our ability to effectively manage the liquidation process. At June 30, 2018, we held $183.6 million in fair value of nonperforming mortgage loans and $109.3 million in carrying value of REO, as compared to $353.6 million in fair value of nonperforming mortgage loans and $162.9 million in carrying value of REO at December 31, 2017.

During the quarter and six months ended June 30, 2018, we incurred interest expense totaling $40.1 million and $74.9 million, respectively, as compared to $38.4 million and $75.6 million, respectively, during the quarter and six months ended June 30, 2017. Our interest cost on interest bearing liabilities was 3.23% and 3.32%, respectively, for the quarter and six months ended June 30, 2018 and 3.34% and 3.32%, respectively, for the quarter and six months ended June 30, 2017. The increase in interest expense reflects the increased financing of MSRs and ESS during 2018 as compared to 2017, and the effect of rising interest rates on our interest costs, partially offset by a decrease in size of our average balance sheet during 2018 as compared to the same period in 2017, and recognition of $3.5 million and $5.9 million in incentives relating to our financing of mortgage loans that satisfy certain consumer relief characteristics under a master repurchase agreement during the quarter and six months ended June 30, 2018. The master repurchase agreement is subject to a rolling six month term through August 18, 2019, unless terminated earlier at the option of the lender. There can be no assurance that the lender will not terminate this agreement prior to its stated maturity.

Results of Real Estate Acquired in Settlement of Loans

Results of REO includes the gains or losses we record upon sale of the properties as well as valuation adjustments we record during the period we hold those properties. During the quarter and six months ended June 30, 2018, we recorded net losses of $2.3 million and $5.5 million, respectively, as compared to $3.5 million and $7.7 million, respectively, for the same periods in 2017, in Results of real estate acquired in settlement of loans.

Results of REO are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Proceeds from sales of REO	$31,248	$38,385	$63,685	$101,609
Results of real estate acquired in settlement of loans:
Valuation adjustments, net	(5,308)	(7,151)	(10,667)	(15,326)
Gain on sale, net	3,011	3,686	5,144	7,615
	$(2,297)	$(3,465)	$(5,523)	$(7,711)
Number of properties sold	175	226	350	520
Average carrying value of REO	$125,001	$220,115	$139,016	$238,230
At period end:
Carrying value	$109,271	$207,034
Number of properties	360	806

Losses from REOs during the quarter and six months ended June 30, 2018 decreased from the same periods in 2017. The decrease in losses from REOs during the quarter and six months ended June 30, 2018, as compared to the same periods in 2017, was due primarily to the smaller overall REO portfolio during 2018 as compared to the same periods in 2017.

Expenses

Our expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Earned by PennyMac Financial Services, Inc.:
Mortgage loan fulfillment fees	$14,559	$21,107	$26,503	$37,677
Mortgage loan servicing fees	9,431	10,099	20,450	20,585
Management fees	5,728	5,638	11,424	10,646
Mortgage loan collection and liquidation	1,923	3,338	4,152	3,692
Professional services	1,757	2,747	3,076	4,200
Mortgage loan origination	1,572	1,993	1,844	3,505
Compensation	2,220	1,959	3,488	3,851
Real estate held for investment	1,301	1,353	2,739	2,441
Other	2,214	3,899	4,864	7,403
	$40,705	$52,133	$78,540	$94,000

Expenses decreased $11.4 million, or 22%, and $15.5 million, or 16%, during the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to decreased fulfillment fees during the quarter and six months ended June 30, 2018, as compared to the quarter and six months ended June 30, 2017, reflecting a lower average fulfillment fee rate charged to us by PFSI.

Mortgage Loan Fulfillment Fees

Mortgage loan fulfillment fees represent fees we pay to PLS for the services it performs on our behalf in connection with our acquisition, packaging and sale of mortgage loans. The fee is calculated as a percentage of the UPB of the mortgage loans purchased. Mortgage loan fulfillment fees and related fulfillment volume are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Fulfillment fee expense	$14,559	$21,107	$26,503	$37,677
UPB of mortgage loans fulfilled by PLS	$5,396,370	$5,918,027	$9,622,001	$10,549,933
Average fulfillment fee rate (in basis points)	27	36	28	36

The decrease in loan fulfillment fees of $6.5 million and $11.2 million during the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 is primarily due to a decrease in the average fulfillment fee rate charged by PFSI due discretionary reductions made to facilitate the successful completion of certain loan transactions by the Company.

Mortgage Loan Servicing Fees

Mortgage loan servicing fees payable to PLS are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Mortgage loan servicing fees
Mortgage loans acquired for sale at fair value:
Base	$96	$82	$152	$147
Activity-based	149	176	271	319
	245	258	423	466
Mortgage loans at fair value:
Distressed mortgage loans:
Base	709	1,755	1,714	3,713
Activity-based	463	1,767	2,543	4,157
	1,172	3,522	4,257	7,870
Mortgage loans held in VIE:
Base	34	11	68	42
Activity-based	—	—	—	—
	34	11	68	42
MSRs:
Base	7,866	6,176	15,481	11,982
Activity-based	114	132	221	225
	7,980	6,308	15,702	12,207
	$9,431	$10,099	$20,450	$20,585
Average investment in:
Mortgage loans acquired for sale at fair value	$1,495,921	$1,274,817	$1,271,110	$1,174,417
Mortgage loans at fair value:
Distressed mortgage loans	$459,937	$1,199,786	$598,200	$1,264,752
Mortgage loans held in a VIE	$306,672	$352,589	$310,638	$356,271
Average mortgage loan servicing portfolio	$76,806,051	$61,414,348	$75,246,468	$59,710,787

Mortgage loan servicing fees decreased by $0.7 million and $0.1 million during the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The decrease in mortgage loan servicing fees was primarily due to reductions in the distressed mortgage loan portfolio resulting from continuing loan sales and liquidations through the first six months of 2018. This decrease was partially offset by the increase in servicing fees resulting from the ongoing growth of our MSR portfolio. Servicing fee rates relating to distressed mortgage loans are significantly higher than those relating to MSRs due to the higher cost of servicing such loans. Therefore, reductions in the balance of distressed mortgage loans have a much more significant effect on mortgage loan servicing fees than the additions of new MSRs.

Management Fees

The components of our management fee payable to PCM are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Base	$5,728	$5,334	$11,424	$10,342
Performance incentive	—	304	—	304
	$5,728	$5,638	$11,424	$10,646
Average shareholders' equity amounts used to calculate management fee expense	$1,531,702	$1,426,304

Management fees increased by $0.1 million and $0.8 million during the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017, primarily due to modestly higher shareholders’ equity during 2018 as compared to 2017. We did not incur a performance incentive fee, which is based on our profitability in relation to our common shareholders’ equity, during the quarter and six months ended June 30, 2018, or the same periods in 2017.

Compensation

Compensation expense increased $0.3 million and decreased $0.4 million during the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The changes primarily reflect changing performance expectations relating to the performance-based restricted share unit awards outstanding during the quarter and six months ended June 30, 2018.

Mortgage loan collection and liquidation

Mortgage loan collection and liquidation expenses decreased $1.4 million and increased $0.5 million during the quarter and six months ended June 30, 2018, respectively, as compared to the same periods in 2017. The quarterly decrease reflects the benefits of loan sales during 2017 through the first quarter of 2018 on our ongoing collection costs. The increase of collection and liquidation expenses during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, reflects the non-recurrence in 2018 of certain recoveries realized during 2017.

Other Expenses

Other expenses are summarized below:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Common overhead allocation from PFSI	$1,176	$1,592	$2,177	$3,026
Technology	345	396	723	714
Insurance	337	330	641	668
Other	356	1,581	1,323	2,995
	$2,214	$3,899	$4,864	$7,403

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

Our effective tax rate was 13.9% and 19.4% for the quarter and six months ended June 30, 2018. Our TRS recognized a tax expense of $5.7 million on income of $20.9 million and a tax expense of $15.1 million on income of $55.5 million while our reported consolidated pretax income was $42.3 million and $80.1 million for the quarter and six months ended June 30, 2018. For the same periods in 2017, the TRS recognized tax expense of $2.8 million on income of $7.2 million and tax benefit of $3.8 million on a loss of $7.6 million while our reported consolidated pretax income was $31.8 million and $54.4 million, respectively. The relative values between the tax benefit or expense at the TRS and our consolidated pretax income drive the fluctuation in the effective tax rate. The primary difference between our effective tax rate and the statutory tax rate is due to nontaxable REIT income resulting from the dividends paid deduction.

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

Balance Sheet Analysis

Following is a summary of key balance sheet items as of the dates presented:

	June 30,	December 31,
	2018	2017
	(in thousands)
Assets
Cash	$63,035	$77,647
Investments:
Short-term investments	39,484	18,398
Mortgage-backed securities	1,698,322	989,461
Mortgage loans acquired for sale at fair value	1,790,518	1,269,515
Mortgage loans at fair value	749,445	1,089,473
ESS	229,470	236,534
Derivative assets	133,239	113,881
Real estate acquired in settlement of loans	109,271	162,865
Real estate held for investment	46,431	44,224
MSRs	1,010,507	844,781
Deposits securing CRT Agreements	651,204	588,867
	6,457,891	5,357,999
Other	155,923	169,287
Total assets	$6,676,849	$5,604,933
Liabilities
Borrowings:
Assets sold under agreements to repurchase and mortgage loan participation purchase and sale agreements	$3,867,955	$3,225,374
Asset-backed financing of a VIE at fair value	287,719	307,419
Exchangeable Notes	247,759	247,186
Notes payable	445,062	—
Assets sold to PennyMac Financial Services, Inc. under agreement to repurchase	138,582	144,128
Interest-only security payable at fair value	7,652	7,070
	4,994,729	3,931,177
Other	136,633	129,171
Total liabilities	5,131,362	4,060,348
Shareholders’ equity	1,545,487	1,544,585
Total liabilities and shareholders’ equity	$6,676,849	$5,604,933

Total assets increased by approximately $1,071.9 million, or 19%, during the period from December 31, 2017 through June 30, 2018, primarily due to a $708.9 million increase in MBS, a $521.0 million increase in mortgage loans acquired for sale, a $165.7 million increase in MSRs and a $62.3 million increase in deposits securing CRT Agreements. These increases were partially offset by a $340.0 million decrease in mortgage loans at fair value and a $53.6 million reduction in REO. These changes reflect the transition in our investment focus from distressed mortgage assets to investments produced from our correspondent production activities.

Asset Acquisitions

Our asset acquisitions are summarized below.

Correspondent Production

Following is a summary of our correspondent production acquisitions at fair value:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Correspondent mortgage loan purchases:
Government-insured or guaranteed-for sale to PLS	$9,955,446	$10,963,979	$19,145,078	$20,679,979
Agency-eligible	6,170,140	6,134,723	11,276,382	10,893,377
Commercial mortgage loans	—	18,692	7,263	39,797
	$16,125,586	$17,117,394	$30,428,723	$31,613,153

During the quarter and six months ended June 30, 2018, we purchased for sale $16.1 billion and $30.4 billion, respectively, in fair value of correspondent production loans as compared to $17.1 billion  and $31.6 billion, respectively, in fair value of correspondent production loans during the quarter and six months ended June 30, 2017. Our ability to maintain the level of correspondent production in an increasing interest rate environment reflects the continuing expansion of our correspondent seller network along with the efforts aimed at maximizing the share of our correspondent sellers’ production that is sold to us.

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

Other Investment Activities

Following is a summary of our acquisitions of mortgage-related investments held in our interest rate sensitive strategies and credit-sensitive strategies segments:

	Quarter ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest rate sensitive assets:
MBS	$314,219	$—	$814,792	$251,872
ESS received pursuant to a recapture agreement	580	1,380	1,484	2,953
MSRs received in mortgage loan sales and purchases of MSRs	65,408	65,835	131,954	124,523
	380,207	67,215	948,230	379,348
Credit sensitive assets:
Deposits relating to CRT Agreements	36,099	41,355	77,888	57,148
Commitments to fund deposits securing CRT Agreements	44,109	98,722	114,595	146,872
Firm commitments to purchase credit risk transfer securities
Fair value	4,426	—	4,426	—
UPB	57,823	—	57,823	—
	142,457	140,077	254,732	204,020
	$522,664	$207,292	$1,202,962	$583,368

Our acquisitions during the quarter and six months ended June 30, 2018 and 2017 were financed through the use of a combination of proceeds from liquidations of existing investments, proceeds from equity issuances and borrowings. We continue to identify additional means of increasing our investment portfolio through cash flow from our business activities, existing investments, borrowings, and transactions that minimize current cash outlays. However, we expect that, over time, our ability to continue our investment portfolio growth will depend on our ability to raise additional equity capital.

Investment Portfolio Composition

Mortgage-Backed Securities

Following is a summary of our MBS holdings:

	June 30, 2018					December 31, 2017
			Average					Average
	Fair		Life		Market	Fair		Life		Market
	value	Principal	(in years)	Coupon	yield	value	Principal	(in years)	Coupon	yield
	(dollars in thousands)
Agency:
Fannie Mae	$1,309,893	$1,308,720	8.7	3.6%	3.6%	$796,853	$774,473	7.0	3.5%	3.0%
Freddie Mac	388,429	386,685	8.8	3.7%	3.6%	192,608	187,127	7.7	3.5%	3.0%
	$1,698,322	$1,695,405				$989,461	$961,600

Mortgage Loans at Fair Value – Distressed

The relationship of the fair value of our distressed mortgage loans at fair value to the fair value of the underlying real estate collateral is summarized below:

	June 30, 2018		December 31, 2017
	Loan	Collateral	Loan	Collateral
	(in thousands)
Fair values:
Performing loans	$263,850	$428,374	$414,785	$617,050
Nonperforming loans	183,623	330,748	353,648	597,227
	$447,473	$759,122	$768,433	$1,214,277

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

Following is a summary of the distribution of our portfolio of distressed mortgage loans at fair value:

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan type	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Fixed	$99,241	38%	3.78%	$65,210	36%	4.99%	$186,929	45%	3.61%	$130,860	37%	4.96%
Interest rate step-up	143,340	54%	2.27%	36,542	20%	2.12%	189,724	46%	2.32%	51,112	14%	2.19%
ARM/Hybrid	21,269	8%	4.37%	81,871	44%	5.32%	38,132	9%	4.05%	171,676	49%	5.26%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Lien position	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
1st lien	$262,979	100%	2.95%	$183,476	100%	4.42%	$413,928	100%	3.04%	$353,431	100%	4.62%
2nd lien	871	0%	3.92%	147	0%	7.62%	857	0%	3.90%	217	0%	7.49%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Occupancy	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Owner occupied	$187,345	71%	3.03%	$103,053	56%	4.36%	$298,468	72%	3.14%	$190,815	54%	4.50%
Investment property	75,826	29%	2.78%	80,570	44%	4.49%	115,163	28%	2.80%	162,697	46%	4.76%
Other	679	0%	4.04%	—	0%	—	1,154	0%	3.33%	136	0%	3.00%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Loan age	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
12 - 35 months	$47	0%	2.23%	$—	0%	—	$138	0%	2.71%	$—	0%	—
36 - 59 months	464	0%	4.47%	83	0%	1.80%	528	0%	4.70%	118	0%	2.02%
60 months or more	263,339	100%	2.96%	183,540	100%	4.42%	414,119	100%	3.04%	353,530	100%	4.62%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Origination	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
FICO score	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 600	$73,695	28%	3.14%	$35,891	19%	4.07%	$108,762	26%	3.29%	$70,228	20%	4.20%
600-649	60,322	23%	2.96%	36,256	20%	3.95%	99,428	24%	3.00%	63,524	18%	4.13%
650-699	69,168	26%	2.86%	58,467	32%	4.51%	106,196	26%	2.93%	114,280	32%	4.69%
700-749	46,699	18%	2.79%	38,623	21%	5.04%	77,324	19%	2.85%	80,411	23%	5.24%
750 or greater	13,966	5%	3.03%	14,386	8%	4.55%	23,075	5%	3.14%	25,205	7%	4.93%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Current loan-to	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
-value (1)	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Less than 80%	$98,571	37%	3.75%	$75,328	41%	4.94%	$139,408	33%	3.80%	$136,994	39%	5.08%
80% - 99.99%	67,381	26%	2.91%	46,618	26%	4.79%	107,121	26%	3.12%	94,538	27%	4.90%
100% - 119.99%	46,473	18%	2.63%	35,316	19%	4.52%	74,182	18%	2.86%	58,330	16%	4.45%
120% or greater	51,425	19%	2.30%	26,361	14%	3.36%	94,074	23%	2.35%	63,786	18%	4.01%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

(1)	Current loan-to-value is calculated based on the unpaid principal balance of the mortgage loan and our estimate of the value of the mortgaged property.

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
Geographic	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
distribution	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
New York	$38,901	15%	2.65%	$59,374	32%	5.09%	$69,401	17%	2.61%	$104,667	30%	5.25%
California	55,053	21%	2.96%	23,471	13%	3.93%	92,435	22%	3.06%	44,856	13%	3.91%
New Jersey	25,887	10%	2.42%	14,552	8%	3.83%	38,689	9%	2.55%	33,857	10%	4.36%
Florida	16,825	6%	2.61%	19,850	11%	4.62%	20,273	5%	2.71%	40,518	11%	4.76%
Massachusetts	12,920	5%	2.52%	9,442	5%	4.50%	19,355	5%	2.75%	23,039	6%	4.20%
Maryland	12,335	5%	2.74%	6,703	4%	3.70%	21,424	5%	2.99%	10,159	3%	4.06%
Other	101,929	38%	3.57%	50,231	27%	3.99%	153,208	37%	3.61%	96,552	27%	4.19%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

	June 30, 2018						December 31, 2017
	Performing loans			Nonperforming loans			Performing loans			Nonperforming loans
			Average			Average			Average			Average
	Fair	%	note	Fair	%	note	Fair	%	note	Fair	%	note
Payment status	value	total	rate	value	total	rate	value	total	rate	value	total	rate
	(dollars in thousands)
Current	$185,626	70%	2.96%	$—	0%	—	$267,507	65%	2.99%	$—	0%	—
30 days delinquent	57,998	22%	3.08%	—	0%	—	105,101	25%	3.22%	—	0%	—
60 days delinquent	20,226	8%	2.71%	—	0%	—	42,177	10%	2.91%	—	0%	—
90 days or more delinquent	—	0%	—	92,457	50%	3.87%	—	0%	—	166,749	47%	3.97%
In foreclosure	—	0%	—	91,166	50%	5.03%	—	0%	—	186,899	53%	5.24%
	$263,850	100%	2.96%	$183,623	100%	4.42%	$414,785	100%	3.04%	$353,648	100%	4.62%

Following is a comparison of the key inputs we use in the valuation of our mortgage loans at fair value using “Level 3” fair value inputs:

Key inputs	June 30, 2018	December 31, 2017
Discount rate
Range	2.8% – 15.0%	2.9% – 15.0%
Weighted average	6.5%	6.9%
Twelve-month projected housing price index change
Range	2.9% – 4.2%	3.6% – 4.6%
Weighted average	4.0%	4.4%
Prepayment speed (1)
Range	2.7% – 6.3%	3.2% – 11.0%
Weighted average	4.2%	4.2%
Total prepayment speed (2)
Range	10.4% – 22.5%	10.8% – 23.8%
Weighted average	15.7%	16.5%

(1)	Prepayment speed is measured using Life Voluntary Conditional Prepayment Rates (“CPR”).
(2)	Total prepayment speed is measured using Life Total CPR.

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

The weighted average discount rate used in the valuation of mortgage loans at fair value decreased from 6.9% at December 31, 2017 to 6.5% at June 30, 2018 due to shifting characteristics of the portfolio given liquidations and loan sales in the period, and increased projections of costs relating to liquidation and loan-related foreclosure litigation on the remaining population of non-performing loans.

The weighted average twelve-month projected housing price index change used in the valuation of our portfolio of mortgage loans at fair value decreased from 4.4% at December 31, 2017 to 4.0% at June 30, 2018, due to lower near-term forecasts for real estate price appreciation in the geographic areas in which our portfolio of mortgage loans is concentrated.

The weighted average total prepayment speed used in the valuation of our portfolio of mortgage loans at fair value decreased from 16.5% at December 31, 2017 to 15.7% at June 30, 2018 due to our projections of longer liquidation periods for certain of our mortgage loans.

Credit Risk Transfer Agreements

Following is a summary of our CRT Agreements:

	June 30, 2018	December 31, 2017
	(in thousands)
Carrying value of CRT Agreements:
Derivative assets	$119,169	$98,640
Deposits securing CRT agreements	651,204	588,867
Interest-only security payable at fair value	(7,652)	(7,070)
	$762,721	$680,437
UPB of mortgage loans subject to credit guarantee obligations	$31,396,471	$26,845,392
Collection status (in UPB):
Current	$31,163,422	$26,540,953
30—89 days delinquent	$142,504	$179,144
90—180 days delinquent	$35,663	$101,114
180 or more days delinquent	$28,140	$5,146
Foreclosure	$6,804	$5,463
Bankruptcy	$19,938	$13,572

Approximately $38 million in UPB of mortgage loans delinquent 90 or more days at June 30, 2018, are secured by properties in areas affected by hurricanes that adversely impacted the Gulf Coast states during 2017.

Real Estate Acquired in Settlement of Loans

Following is a summary of our REO by property type:

	June 30, 2018		December 31, 2017
Property type	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
1 - 4 dwelling units	$90,268	83%	$131,576	81%
Condominium/Townhome/Co-op	10,430	10%	16,771	10%
Planned unit development	8,363	8%	14,311	9%
5+ dwelling units	210	0%	207	0%
	$109,271	100%	$162,865	100%

	June 30, 2018		December 31, 2017
Geographic distribution	Carrying value	% total	Carrying value	% total
	(dollars in thousands)
New York	$24,965	23%	$34,107	21%
New Jersey	22,507	21%	42,795	26%
California	16,742	15%	17,777	11%
Massachusetts	8,214	8%	6,838	4%
Florida	7,438	7%	15,740	10%
Illinois	5,609	5%	8,539	5%
Other	23,796	21%	37,069	23%
	$109,271	100%	$162,865	100%

Following is a summary of the status of our portfolio of acquisitions by quarter acquired for the periods in which we made acquisitions:

	Acquisitions for the quarter ended
	March 31, 2015		December 31, 2014		June 30, 2014		March 31, 2014
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$310.2	$84.8	$330.8	$72.5	$37.9	$9.5	$439.0	$109.9
Pool factor (1)	1.00	0.27	1.00	0.22	1.00	0.25	1.00	0.25
Collection status:
Delinquency
Current	1.8%	30.4%	1.6%	30.4%	0.7%	32.8%	6.2%	13.1%
30 days	0.3%	8.2%	1.6%	9.0%	0.6%	7.4%	0.7%	5.6%
60 days	0.1%	3.1%	7.1%	6.7%	1.4%	5.2%	0.7%	3.4%
over 90 days	66.7%	18.2%	52.7%	14.9%	59.0%	30.5%	37.5%	21.7%
In foreclosure	31.1%	14.9%	36.9%	16.1%	38.2%	14.2%	53.8%	22.4%
REO	—	25.1%	—	22.9%	—	9.9%	1.1%	33.9%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$507.3	$118.2	$929.5	$148.9	$397.3	$65.6	$366.2	$39.3
Pool factor (1)	1.00	0.23	1.00	0.16	1.00	0.17	1.00	0.11
Collection status:
Delinquency
Current	1.4%	17.9%	0.8%	25.1%	4.8%	37.4%	1.6%	44.6%
30 days	0.2%	9.3%	0.3%	5.1%	7.4%	12.3%	1.5%	10.2%
60 days	—	1.9%	0.7%	5.1%	7.6%	3.4%	3.5%	5.4%
over 90 days	38.3%	19.6%	58.6%	17.3%	45.3%	14.8%	82.2%	18.0%
In foreclosure	60.0%	22.0%	39.6%	16.7%	34.9%	10.6%	11.2%	3.9%
REO	—	29.2%	—	30.7%	—	21.5%	—	17.9%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	December 31, 2012		September 30, 2012		June 30, 2012		December 31, 2011
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$290.3	$34.8	$357.2	$21.8	$402.5	$27.7	$49.0	$5.9
Pool factor (1)	1.00	0.12	1.00	0.06	1.00	0.07	1.00	0.12
Collection status:
Delinquency
Current	3.1%	41.6%	—	25.3%	45.0%	41.3%	0.2%	28.1%
30 days	1.3%	9.3%	—	5.1%	4.0%	19.7%	0.1%	26.6%
60 days	5.4%	6.1%	0.1%	3.4%	4.3%	4.8%	0.2%	3.1%
over 90 days	57.8%	17.0%	49.1%	15.8%	31.3%	13.9%	70.4%	9.1%
In foreclosure	32.4%	7.4%	50.8%	21.0%	15.3%	6.5%	29.0%	—
REO	—	18.6%	—	29.4%	0.1%	13.9%	—	33.1%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2011		June 30, 2011		March 31, 2011		December 31, 2010
	At	June 30,	At	June 30,	At	June 30,	At	June 30,
	purchase	2018	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$542.6	$22.4	$259.8	$14.7	$515.1	$26.4	$277.8	$10.6
Pool factor (1)	1.00	0.04	1.00	0.06	1.00	0.05	1.00	0.04
Collection status:
Delinquency
Current	0.6%	40.7%	11.5%	31.7%	2.0%	25.0%	5.0%	34.8%
30 days	1.3%	9.9%	6.5%	14.5%	1.9%	10.2%	4.0%	11.1%
60 days	2.0%	2.0%	5.2%	0.5%	3.9%	5.5%	5.1%	10.2%
over 90 days	22.6%	8.3%	31.2%	28.6%	25.9%	11.7%	26.8%	20.8%
In foreclosure	73.0%	14.4%	43.9%	9.8%	66.3%	22.4%	59.1%	5.5%
REO	0.4%	24.7%	1.7%	14.9%	—	25.1%	—	17.5%

(1)	Ratio of UPB remaining to UPB at acquisition.

	Acquisitions for the quarter ended
	September 30, 2010		June 30, 2010		March 31, 2010
	At	June 30,	At	June 30,	At	June 30,
	purchase	2018	purchase	2018	purchase	2018
	(dollars in millions)
UPB	$146.2	$3.9	$195.5	$7.6	$182.7	$8.6
Pool factor (1)	1.00	0.03	1.00	0.04	1.00	0.05
Collection status:
Delinquency
Current	1.2%	40.3%	5.1%	55.4%	6.2%	24.0%
30 days	0.4%	8.9%	2.0%	1.5%	1.6%	14.1%
60 days	1.3%	13.4%	4.1%	1.0%	5.8%	6.7%
over 90 days	38.2%	3.4%	42.8%	20.5%	37.8%	17.8%
In foreclosure	58.9%	22.1%	45.9%	14.9%	46.4%	9.9%
REO	—	11.9%	—	6.7%	2.3%	27.4%

(1)	Ratio of UPB remaining to UPB at acquisition.

Cash Flows

Our cash flows for the six months ended June 30, 2018 and 2017 are summarized below:

	Six months ended June 30,
	2018	2017	Change
	(in thousands)
Operating activities	$(591,273)	$287,185	$(878,458)
Investing activities	(409,493)	129,264	(538,757)
Financing activities	986,154	(381,032)	1,367,186
Net cash flows	$(14,612)	$35,417	$(50,029)

Our cash flows resulted in a net decrease in cash of $14.6 million during the six months ended June 30, 2018, as discussed below.

Operating activities

Cash used in operating activities totaled $591.3 million during the six months ended June 30, 2018, as compared to cash provided by operating activities of $287.2 million during the six months ended June 30, 2017. Cash flows from operating activities primarily reflect cash flows from mortgage loans acquired for sale as shown below:

	Six months ended June 30,
	2018	2017
	(in thousands)
Operating cash flows from:
Mortgage loans acquired for sale	$(635,379)	$271,987
Other	44,106	15,198
	$(591,273)	$287,185

Cash flows from mortgage loans acquired for sale primarily reflect changes in the level of inventory from the beginning to end of the periods presented.

Investing activities

Net cash used by our investing activities was $409.5 million for the six months ended June 30, 2018, as compared to cash provided by investing activities of $129.3 million for the six months ended June 30, 2017. The decrease in cash flows from investing activities reflects the increase in the level of purchases of MBS during 2018 as compared to the same period in 2017.

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

Financing activities

Net cash provided by financing activities was $986.2 million for the six months ended June 30, 2018, as compared to net cash used in financing activities of $381.0 million for the six months ended June 30, 2017. This change reflects the financing obtained to finance growth in our balance sheet during the six months ended June 30, 2018, as compared to cash used to repay borrowings due to decreasing balance sheet size during the six months ended June 30, 2017.

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

Our current leverage strategy is to finance our assets where we believe such borrowing is prudent, appropriate and available. We have made collateralized borrowings in the form of sales of assets under agreements to repurchase, mortgage loan participation purchase and sale agreements and notes payable. To the extent available to us, we expect in the future to expand the use of long-term financing for assets with estimated future lives of more than one year; this may include term financing and securitization of MSRs, performing, nonperforming and/or reperforming mortgage loans.

We will continue to finance most of our assets on a short-term basis until more long-term financing becomes available. Our short-term financings will be primarily in the form of agreements to repurchase and other secured lending and structured finance facilities, pending the ultimate disposition of the assets, whether through sale, securitization or liquidation. Because a significant portion of our current debt facilities consists of short-term borrowings, we expect to renew these facilities in advance of maturity in order to ensure our ongoing liquidity and access to capital or otherwise allow ourselves sufficient time to replace any necessary financing.

As of June 30, 2018 and December 31, 2017, we financed our investments in MBS, mortgage loans acquired for sale at fair value, mortgage loans at fair value, mortgage loans at fair value held by a VIE, MSRs, ESS, REO and CRT Agreement assets with sales under agreements to repurchase, mortgage loan participation purchase and sale agreements, notes payable, asset sold to PFSI under agreement to repurchase and asset-backed financing. Our leverage ratio, defined as all borrowings divided by shareholders’ equity at date presented, was 3.24 and 2.55 at June 30, 2018 and December 31, 2017, respectively.

Our repurchase agreements represent the sales of assets together with agreements for us to buy back the assets at a later date. Following is a summary of the activities in our repurchase agreements financing:

	Quarter ended June 30,		Six months ended June 30,
Assets sold under agreements to repurchase	2018	2017	2018	2017
	(in thousands)
Average balance outstanding	$3,462,865	$3,420,836	$3,271,453	$3,344,772
Maximum daily balance outstanding	$3,771,700	$4,361,565	$4,418,291	$4,563,762
Ending balance	$3,780,351	$3,498,916

The difference between the maximum and average daily amounts outstanding is primarily due to timing of loan purchases and sales in our correspondent acquisition business. The total facility size of our assets sold under agreements to repurchase was approximately $6.1 billion at June 30, 2018.

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

•

a minimum tangible net worth for the Company of $860 million; a minimum tangible net worth for our Operating Partnership of $860 million; a minimum tangible net worth for PMH of $250 million; and a minimum tangible net worth for PMC of $150 million;

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2018, we have not entered into any off-balance sheet arrangements.

Contractual Obligations

As of June 30, 2018, we had contractual obligations aggregating to $7.1 billion comprised of borrowings, interest expense on long term debt from our Exchangeable Notes and asset-backed financing of a VIE, and commitments to purchase mortgage loans from correspondent sellers. Payment obligations under these agreements, including expected interest payments on long-term debt, are summarized below:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Commitments to purchase mortgage loans from correspondent sellers	$1,273,169	$1,273,169	$—	$—	$—
Commitments to fund Deposits securing credit risk transfer agreements	597,066	597,066	—	—	—
Short‒term debt	3,918,933	3,543,239	375,694	—	—
Long‒term debt	1,013,825	—	250,000	450,000	313,825
Interest expense on long term debt (1)	274,250	43,549	72,916	55,000	102,785
Total	$7,077,243	$5,457,023	$698,610	$505,000	$416,610

(1)	Interest expense on long term debt includes interest for the Asset-backed financing of a VIE, the Exchangeable Notes and the Term Notes.

All debt financing arrangements that matured between June 30, 2018 and the date of this Report have been renewed, extended or replaced.

The amount at risk (the fair value of the assets pledged plus the related margin deposit, less the amount advanced by the counterparty and accrued interest) relating to our assets sold under agreements to repurchase is summarized by counterparty below as of June 30, 2018:

Counterparty	Amount at risk
(in thousands)
Citibank, N.A.	$134,152
Credit Suisse First Boston Mortgage Capital LLC	128,511
Bank of America, N.A.	106,699
JPMorgan Chase & Co.	48,752
BNP Paribas Corporate & Institutional Banking	17,525
Daiwa Capital Markets America Inc.	17,411
Deutsche Bank	15,149
Morgan Stanley Bank, N.A.	12,504
Royal Bank of Canada	8,131
Wells Fargo, N.A.	2,433
Mizuho Securities	175
$491,442

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

Mortgage-backed securities at fair value

The following table summarizes the estimated change in fair value of our mortgage-backed securities as of June 30, 2018, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$1,795,835	$1,755,643	$1,738,397	$1,652,556	$1,628,137	$1,499,629
Change in fair value:
$	$97,513	$57,321	$40,075	$(45,766)	$(70,185)	$(198,693)
%	5.7%	3.4%	2.4%	(2.7)%	(4.1)%	(11.7)%

Mortgage Loans at Fair Value

The following table summarizes the estimated change in fair value of our portfolio of distressed mortgage loans (comprised of mortgage loans at fair value, excluding mortgage loans at fair value held by VIE) as of June 30, 2018, given several hypothetical (instantaneous) changes in home values from those used in estimating fair value:

Property value shift in %	-15%	-10%	-5%	+5%	+10%	+15%
	(dollars in thousands)
Fair value	$408,029	$422,559	$435,672	$458,089	$467,642	$476,192
Change in fair value:
$	$(39,443)	$(24,914)	$(11,801)	$10,617	$20,169	$28,720
%	(8.8)%	(5.6)%	(2.6)%	2.4%	4.5%	6.4%

The following table summarizes the estimated change in fair value of our mortgage loans at fair value held by VIE as of June 30, 2018, net of the effect of changes in fair value of the related asset-backed financing of the VIE at fair value, given several hypothetical (instantaneous) changes in interest rates and parallel shifts in the yield curve:

Interest rate shift in basis points	-200	-75	-50	50	75	200
	(dollar in thousands)
Fair value	$302,502	$302,333	$302,262	$301,645	$301,473	$300,589
Change in fair value:
$	$530	$361	$290	$(327)	$(499)	$(1,383)
%	0.2%	0.1%	0.1%	(0.1)%	(0.2)%	(0.5)%

Mortgage Servicing Rights

The following tables summarize the estimated change in fair value of MSRs as of June 30, 2018, given several shifts in pricing spreads, prepayment speed and annual per-loan cost of servicing:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,075,084	$1,041,844	$1,025,947	$995,505	$980,925	$952,966
Change in fair value:
$	$64,578	$31,338	$15,441	$(15,002)	$(29,582)	$(57,541)
%	6.4%	3.1%	1.5%	(1.5)%	(2.9)%	(5.7)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,073,343	$1,040,793	$1,025,383	$996,135	$982,242	$955,792
Change in fair value:
$	$62,836	$30,286	$14,876	$(14,371)	$(28,265)	$(54,715)
%	6.2%	3.0%	1.5%	(1.4)%	(2.8)%	(5.4)%

Per-loan servicing cost shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$1,039,536	$1,025,021	$1,017,764	$1,003,249	$995,992	$981,478
Change in fair value:
$	$29,029	$14,514	$7,257	$(7,257)	$(14,514)	$(29,029)
%	2.9%	1.4%	0.7%	(0.7)%	(1.4)%	(2.9)%

Excess servicing spread

The following tables summarize the estimated change in fair value of our ESS as of June 30, 2018, given several shifts in pricing spreads and prepayment speed:

Pricing spread shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$236,984	$233,169	$231,306	$227,663	$225,882	$222,401
Change in fair value:
$	$7,514	$3,699	$1,835	$(1,808)	$(3,588)	$(7,070)
%	3.3%	1.6%	0.8%	(0.8)%	(1.6)%	(3.1)%

Prepayment speed shift in %	-20%	-10%	-5%	+5%	+10%	+20%
	(dollars in thousands)
Fair value	$249,944	$239,292	$234,284	$224,841	$220,387	$211,965
Change in fair value:
$	$20,473	$9,822	$4,813	$(4,629)	$(9,083)	$(17,506)
%	8.9%	4.3%	2.1%	(2.0)%	(4.0)%	(7.6)%

CRT Agreements

Following is a summary of the effect on fair value of various changes to the pricing spread input used to estimate the fair value of our CRT Agreements given several shifts:

Effect on fair value of a change in pricing spread input
Shift in input (in basis points)	Effect on fair value
(in thousands)
25	$(15,759)
50	$(31,235)
100	$(61,374)
(25)	$16,043
(50)	$32,378
(100)	$65,944

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

Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various legal actions, claims and proceedings arising in the ordinary course of business. As of June 30, 2018, we were not involved in any material legal actions, claims or proceedings.

Item 1A. Risk Factors

There are no material changes from the risk factors set forth under Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 1, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered equity securities during the six months ended June 30, 2018.

The following table provides information about our common share repurchases during the six months ended June 30, 2018:

Period	Total number of shares purchased	Average price paid per Share	Total number of shares purchased as part of publicly announced plans or programs (a)	Amount available for future share repurchases under the plans or programs (a)
				(in thousands)
January 1, 2018– January 31, 2018	671,484	$15.96	671,484	$83,375
February 1, 2018 – February 28, 2018	—	$—	—	$83,375
March 1, 2018 – March 31, 2018	—	$—	—	$83,375
April 1, 2018 – April 30, 2018	—	$—	—	$83,375
May 1, 2018 – May 31, 2018	—	$—	—	$83,375
June 1, 2018 – June 30, 2018	—	$—	—	$83,375
	671,484	$15.96	671,484	$83,375

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Incorporated by Reference from the Below-Listed Form (Each Filed under SEC File Number 14-64423)

Exhibit No.	Exhibit Description	Form	Filing Date

3.1	Declaration of Trust of PennyMac Mortgage Investment Trust, as amended and restated.	10-Q	November 6, 2009

3.2	Second Amended and Restated Bylaws of PennyMac Mortgage Investment Trust	8-K	March 16, 2018

3.3	Articles Supplementary classifying and designating the 8.125% Series A Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	March 7, 2017

3.4	Articles Supplementary classifying and designating the 8.00% Series B Fixed-to-Floating Rate Cumulative Redeemable Preferred Shares of Beneficial Interest.	8-A	June 30, 2017

10.1†	Form of Performance Share Unit Award Agreement under the PennyMac Mortgage Investment Trust 2009 Equity Incentive Plan (2018).	*

10.2	Master Repurchase Agreement, dated as of April 17, 2018, by and among Royal Bank of Canada, PennyMac Operating Partnership, L.P., PennyMac Corp. and PennyMac Mortgage Investment Trust.	8-K	April 23, 2018

10.3	Amendment No. 1 to Master Repurchase Agreement, dated as of May 3, 2018, by and among PennyMac Operating Partnership, L.P., PennyMac Corp., PennyMac Mortgage Investment Trust and Royal Bank of Canada.	*

10.4	Guaranty, dated as of April 17, 2018, by PennyMac Mortgage Investment Trust, in favor of Royal Bank of Canada.	8-K	April 23, 2018

10.5	Amendment No. 1 to the Master Repurchase Agreement, dated as of April 17, 2018, by and among Deutsche Bank AG, Cayman Islands Branch and PennyMac Corp.	8-K	April 23, 2018

10.6

Amendment No. 1, dated as of April 25, 2018, to the Base Indenture dated as of December 20. 2017, by and among PMT ISSUER TRUST - FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.7

Series 2018-FT1 Indenture Supplement, dated as of April 25, 2018 to Base Indenture dated as of December 20, 2017, by and among PMT ISSUER TRUST – FMSR, Citibank, N.A., PennyMac Corp., and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	April 30, 2018

10.8	Amendment No. 4 to Master Repurchase Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.	10-Q	May 7, 2018

10.9

Amendment No. 14 to Mortgage Loan Participation Purchase and Sale Agreement, dated as of April 20, 2018, by and among Bank of America, N.A., PennyMac Corp., PennyMac Mortgage Investment Trust and PennyMac Operating Partnership, L.P.

		10-Q	May 7, 2018

10.10

Amendment No. 4 to Second Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG, Cayman Islands Branch, Alpine Securitization LTD, PennyMac Holdings, LLC, PennyMac Corp., PennyMac Operating Partnership, L.P., PMC REO Financing Trust, and PennyMac Mortgage Investment Trust.

*

10.11

Amendment No. 1 to Second Amended and Restated Master Repurchase Agreement, dated as of April 27, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC, Credit Suisse AG. Cayman Islands Branch, Alpine Securitization LTD, PennyMac Operating Partnership, L.P. and PennyMac Mortgage Investment Trust.

*

10.12	Amendment Number Two to the Second Amended and Restated Loan and Security Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	*

10.13	Amendment Number Three to the Second Amended and Restated Loan and Security Agreement, dated as of May 9, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	*

10.14	Amendment Number Four to the Amended and Restated Loan and Security Agreement, dated as of May 14, 2018, by and among PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.	8-K	May 18, 2018

10.15	Amendment Number Five to the Second Amended and Restated Loan and Security Agreement, dated as of June 8, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	*

10.16	Amendment Number Six to the Second Amended and Restated Loan and Security Agreement, dated as of June 22, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC and Citibank, N.A.	*

10.17

Amendment Number Two to the Amended and Restated Master Repurchase Agreement, dated as of May 1, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Loan Services, LLC and Citibank, N.A.

*

10.18

Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Loan Services, LLC and Citibank, N.A.

*

10.19

Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated as of May 14, 2018, by and among PennyMac Loan Services, LLC, PennyMac Holdings, LLC, PennyMac Corp., and Citibank, N.A.

		8-K	May 18, 2018

10.20

Amendment Number Five to the Amended and Restated Master Repurchase Agreement, dated as of June 8, 2018, by and among PennyMac Loan Services, LLC, PennyMac Holdings, LLC, PennyMac Corp. and Citibank, N.A.

		8-K	June 14, 2018

10.21

Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and among PennyMac Corp., PennyMac Holdings, LLC, PennyMac Loan Services, LLC and Citibank, N.A.

*

10.22	Amendment Number Three to the Amended and Restated Master Repurchase Agreement, dated as of May 9, 2018, by and among PennyMac Loan Services, LLC, PennyMac Corp. and Citibank, N.A.	*

10.23

Amendment Number Four to the Amended and Restated Master Repurchase Agreement, dated as of May 14, 2018, by and among Citibank, N.A., PennyMac Corp., PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

		8-K	May 18, 2018

10.24

Amendment Number Five to the Amended and Restated Master Repurchase Agreement, dated as of June 8, 2018, by and among Citibank, N.A., PennyMac Corp., PennyMac Operating Partnership, L.P. and PennyMac Loan Services, LLC.

		8-K	June 14, 2018

10.25	Amended and Restated Master Repurchase Agreement, dated as of June 29, 2018, by and among Credit Suisse First Boston Mortgage Capital LLC and PennyMac Corp.	8-K	July 6, 2018

10.26	Amended and Restated Guaranty, dated as of June 29, 2018 by PennyMac Mortgage Investment Trust in favor of Credit Suisse AG, Cayman Island Branch and Citibank, N.A.	8-K	July 6, 2018

10.27

Amendment No. 1 to the Series 2017-VF1 Indenture Supplement, dated as of June 29, 2018, by and among PMT ISSUER TRUST-FMSR, Citibank, N.A., PennyMac Corp. and Credit Suisse First Boston Mortgage Capital LLC.

		8-K	July 6, 2018

31.1	Certification of David A. Spector pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

32.1	Certification of David A. Spector pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

32.2	Certification of Andrew S. Chang pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	**

101

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017 (ii) the Consolidated Statements of Income for the quarters ended June 30, 2018 and 2017, (iii) the Consolidated Statements of Changes in Shareholders’ Equity for the quarters ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Cash Flows for the quarters ended June 30, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements.

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

Pennymac Mortgage Investment Trust (Registrant)

Dated: August 7, 2018	By:	/s/ David A. Spector
David A. Spector
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2018	By:	/s/ Andrew S. Chang
Andrew S. Chang
Chief Financial Officer (Principal Financial Officer)